Form 10-Q
period 1999-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 1999-09-27
CIK 1086600

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                   FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________TO_____________

                          COMMISSION FILE NO.: 0-26823

                      ------------------------------------


                        ALLIANCE RESOURCE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                DELAWARE
    (STATE OR OTHER JURISDICTION OF                    73-1564280
     INCORPORATION OR ORGANIZATION)         (IRS EMPLOYER IDENTIFICATION NO.)

          1717 SOUTH BOULDER AVENUE, SUITE 600, TULSA, OKLAHOMA 74119
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (918) 295-7600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                        -------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         As of September 24, 1999, 8,982,780 common units were outstanding.


===============================================================================

                               TABLE OF CONTENTS

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS                                                                Page
                                                                                                      ----
                  ALLIANCE RESOURCE PARTNERS, L.P.

                  Balance Sheet as of June 30, 1999...............................................       1

                  Notes to Balance Sheet .........................................................       2

                  ALLIANCE RESOURCE GROUP (PREDECESSOR)

                  Combined Balance Sheets at June 30, 1999
                  and December 31, 1998 ..........................................................       4

                  Combined Statements of Income for the Three Months
                  Ended June 30, 1999 and 1998 and the Six Months
                  Ended June 30, 1999 and 1998 ...................................................       5

                  Combined Condensed Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and 1998 ........................................       6

                  Notes to Combined Financial Statements .........................................       7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION ..................................       9

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK ..............................................................      14

                  FORWARD-LOOKING STATEMENTS .....................................................      14

                                    PART II

                               OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS ..............................................................      16

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      16

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES ................................................      16

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS ...............................................................      16

ITEM 5.           OTHER INFORMATION ..............................................................      16

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K ...............................................      17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                        ALLIANCE RESOURCE PARTNERS, L.P.

                                 BALANCE SHEET
                                 JUNE 30, 1999
                                  (UNAUDITED)

                                           ASSET

CURRENT ASSET:

Cash................................................................... $  1,000
                                                                        ========

                                          EQUITY

LIMITED PARTNERS' EQUITY............................................... $    990
GENERAL PARTNER'S EQUITY...............................................       10
                                                                        --------
        Total partners' equity......................................... $  1,000
                                                                        ========


See notes to unaudited balance sheet.

                        ALLIANCE RESOURCE PARTNERS, L.P.

                             NOTES TO BALANCE SHEET
                                 JUNE 30, 1999
                                  (Unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         Alliance Resource Partners, L.P., a Delaware limited partnership (the "Partnership") was formed on May 17, 1999 to acquire, own and operate certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH") (formerly known as Alliance Coal Corporation) and substantially all of its operating subsidiaries. As used herein and unless the context otherwise requires, references to the Partnership include its subsidiaries.

         Financial information is presented herein for certain direct and indirect operating subsidiaries of ARH as of June 30, 1999, certain of which subsequently merged into limited liability companies, and all of which became operating subsidiaries of the Partnership. See "Note 2. Subsequent Events--Subsidiary Mergers" below. Those subsidiaries are collectively referred to herein as Alliance Resource Group (the "Group").

         The accompanying balance sheet and notes thereto are unaudited. However, in the opinion of the management of Alliance Resource Management GP, LLC, a Delaware limited liability company and the managing general partner of the Partnership (the "Managing GP"), the balance sheet is fairly presented.

         This balance sheet and accompanying notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the balance sheet and notes included in the Partnership's Registration Statement on Form S-1, as amended (Registration No. 333-78845) (the "Registration Statement").

2.       SUBSEQUENT EVENTS

Initial Public Offering

         On August 20, 1999, the Partnership completed its initial public offering (the "IPO") of 7,750,000 common units ("Common Units") representing limited partner interests in the Partnership at a price of $19.00 per unit.

Subsidiary Mergers

         In August 1999 (but prior to August 20, 1999), (i) MAPCO Coal Inc., a Delaware corporation and a direct wholly owned subsidiary of ARH merged with and into Alliance Coal, LLC, a Delaware limited liability company ("Alliance Coal"), which prior to August 20, 1999 was also a wholly owned subsidiary of ARH, (ii) the other indirect corporate subsidiaries of ARH that were a part of the Group merged with and into corresponding limited liability companies, each of which is a wholly owned subsidiary of Alliance Coal and (iii) the two indirect limited liability company subsidiaries of ARH that were a part of the Group became subsidiaries of Alliance Coal as a result of the merger described in clause (i) above.

Contribution Agreement

         Concurrently with the closing of the IPO, the Partnership entered into a contribution and assumption agreement (the "Contribution Agreement"), dated August 20, 1999, among the Partnership and the other parties named therein, whereby, among other things, ARH contributed its 100% member interest in Alliance Coal, which is the sole member of fourteen subsidiary operating limited liability companies, to Alliance Resource Operating Partners, L.P., a Delaware limited partnership (the "Operating Partnership"). As a result of the consummation of the transactions contemplated under the Contribution Agreement, the Partnership holds a 98.9899% limited partner interest in the Operating Partnership, and the Operating Partnership holds a 99.999% non-managing member interest in Alliance Coal. The Partnership and the Operating Partnership will be managed by the Managing GP which, as a result of the consummation of the transactions contemplated under the Contribution Agreement, holds (i) a 0.99% and 1.0001% managing general partner interest in the Partnership and the Operating Partnership, respectively, and (ii) a .001% managing member interest in Alliance Coal. Also as a result of the consummation of the transactions contemplated under the Contribution Agreement, Alliance Resource GP, LLC, a Delaware limited liability company and wholly owned subsidiary of ARH (the "Special GP"), holds (i) 1,232,780 Common Units, (ii) 6,422,531 subordinated units ("Subordinated Units") convertible into Common Units in the future upon the occurrence of certain events and (iii) a .01% special general partner interest in each of the Partnership and the Operating Partnership.

Notes Offering and Credit Facility

         Concurrently with the closing of the IPO, the Special GP issued and the Operating Partnership assumed the obligations under a $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into and the Operating Partnership assumed the obligations under a $100 million credit facility. The senior notes contain various restrictive and affirmative covenants, including restrictions on the incurrence of other debt. The credit facility contains various restrictive covenants, including the amount of distributions by the Operating Partnership and the incurrence of other debt. The credit facility also contains various financial covenants.

                            ALLIANCE RESOURCE GROUP

                            COMBINED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                     ASSETS
                                                                      JUNE 30,          DECEMBER 31,
                                                                        1999                1998
                                                                     ----------         -----------
                                                                     (UNAUDITED)
 CURRENT ASSETS:
    Trade receivables .......................................        $   35,202         $   31,268
    Income tax receivable ...................................               162                503
    Inventories .............................................            24,380             20,055
    Advance royalties .......................................             2,500              2,501
    Prepaid expenses and other assets .......................               218              1,456
                                                                     ----------         ----------
         Total current assets ...............................            62,462             55,783

 PROPERTY, PLANT AND EQUIPMENT AT COST ......................           252,675            240,294
 LESS ACCUMULATED DEPRECIATION, DEPLETION AND
 AMORTIZATION ...............................................           (85,646)           (69,158)
                                                                     ----------         ----------
                                                                        167,029            171,136

 OTHER ASSETS:
    Advance royalties .......................................             7,989              8,880
    Coal supply agreements, net .............................            22,265             24,062
    Other long-term assets ..................................             1,939              1,235
                                                                     ----------         ----------
                                                                     $  261,684         $  261,096
                                                                     ==========         ==========

                      LIABILITIES AND NET PARENT INVESTMENT

 CURRENT LIABILITIES:
    Current maturities, long-term debt ......................        $      350         $      350
    Accounts payable ........................................            21,957             24,527
    Accrued taxes other than income taxes ...................             5,607              4,526
    Accrued payroll and related expenses ....................             7,938              9,269
    Workers compensation and pneumoconiosis benefit .........             4,899              4,707
    Other current liabilities ...............................             6,309              5,302
                                                                     ----------         ----------
         Total current liabilities ..........................            47,060             48,681
                                                                     ----------         ----------

 LONG-TERM LIABILITIES:
    Long-term debt, excluding current maturities ............             1,767              1,687
    Deferred income taxes ...................................             2,729              3,906
    Accrued pneumoconiosis benefits .........................            22,635             22,233
    Workers' compensation ...................................            13,418             13,934
    Reclamation and mine closing ............................            12,922             12,824
    Other liabilities .......................................             5,409              5,062
                                                                     ----------         ----------
         Total liabilities ..................................           105,940            108,327
 COMMITMENTS AND CONTINGENCIES
 NET PARENT INVESTMENT ......................................           155,744            152,769
                                                                     ----------         ----------
                                                                     $  261,684         $  261,096
                                                                     ==========         ==========

See notes to unaudited combined financial statements

                            ALLIANCE RESOURCE GROUP

                         COMBINED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                              --------------------------      --------------------------
                                                                 1999            1998            1999            1998
                                                              ----------      ----------      ----------      ----------
                                                                                      (UNAUDITED)
SALES AND OPERATING REVENUES:
   Coal Sales ........................................        $   86,566      $   89,870      $  169,364      $  177,096
   Other sales and operating revenues ................               179           1,099             443           2,195
                                                              ----------      ----------      ----------      ----------
        Total revenues ...............................            86,745          90,969         169,807         179,291

EXPENSES:
   Operating expenses ................................            60,199          61,910         117,042         120,390
   Outside purchases .................................             6,704          13,734          15,168          24,782
   General and administrative ........................             3,404           3,527           6,953           7,714
   Depreciation, depletion and amortization ..........             9,443          10,869          19,376          20,726
   Interest expense ..................................                39              41              79              85
                                                              ----------      ----------      ----------      ----------
        Total operating expenses .....................            79,789          90,081         158,618         173,697
                                                              ----------      ----------      ----------      ----------

INCOME FROM OPERATIONS ...............................             6,956             888          11,189           5,594
OTHER INCOME .........................................               156              86             197             198
                                                              ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES ...........................             7,112             974          11,386           5,792

INCOME TAX EXPENSE ...................................             2,178             302           3,483           1,796
                                                              ----------      ----------      ----------      ----------
NET INCOME ...........................................        $    4,934      $      672      $    7,903      $    3,996
                                                              ==========      ==========      ==========      ==========



See notes to unaudited combined financial statements.

                            ALLIANCE RESOURCE GROUP

                   COMBINED CONDENSED STATEMENTS OF CASH FLOW
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                JUNE 30,
                                                                      -----------------------------
                                                                         1999               1998
                                                                      ----------         ----------
                                                                               (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ..................        $   18,408         $   11,704

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchase of business ..........................                --             (7,310)
   Direct acquisition costs ..................................                --               (821)
   Purchase of property, plant and equipment .................           (13,626)           (12,731)
   Proceeds from sale of property, plant and equipment .......               147                 35
                                                                      ----------         ----------
        Net cash used in investing activities ................           (13,479)           (20,827)
                                                                      ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contribution (return) of capital ..........................            (4,929)             9,123
                                                                      ----------         ----------
        Net cash provided by (used in) financing activities ..            (4,929)             9,123
                                                                      ----------         ----------

NET CHANGE IN CASH AND BALANCE AT END OF PERIOD ..............        $       --         $       --
                                                                      ==========         ==========


See notes to unaudited combined financial statements.

                             ALLIANCE RESOURCE GROUP

                     NOTES TO COMBINED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying combined financial statements represent the results of the following companies which comprised Alliance Resource Group (the "Group") and which were direct or indirect wholly owned subsidiaries of Alliance Resource Holdings, Inc. ("ARH") as of June 30, 1999:

        o         Excel Mining, LLC
        o         Garrett County Coal Corporation
        o         Gibson County Coal Corporation
        o         Hopkins County Coal, LLC
        o         MAPCO Coal Inc.
        o         MAPCO Coal Land & Development Corporation
        o         MAPCO Coal Land Corporation
        o         MC Mining, Inc.
        o         Mettiki Coal Corporation
        o         Mettiki Coal Corporation (West Virginia)
        o         MLDC Corporation
        o         Mt. Vernon Coal Transfer Company
        o         Pontiki Coal Corporation
        o         Toptiki Coal Corporation
        o         Webster County Coal Corporation
        o         White County Coal Corporation

        The accompanying combined financial statements and notes thereto for interim periods are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

        These combined financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the combined financial statements and notes included in Alliance Resource Partners, L.P.'s (the "Partnership") Registration Statement on Form S-1, as amended (Registration No. 333-78845) (the "Registration Statement").

        In August 1999 (but prior to August 20, 1999), (i) MAPCO Coal Inc., a Delaware corporation and a direct wholly owned subsidiary of ARH merged with and into Alliance Coal, LLC, a Delaware limited liability company ("Alliance Coal"), which prior to August 20, 1999 was also a wholly owned subsidiary of ARH, (ii) the other indirect corporate subsidiaries of ARH that were a part of the Group merged with and into corresponding limited liability companies, each of which is a wholly owned subsidiary of Alliance Coal and (iii) the two indirect limited liability company subsidiaries of ARH that were a part of the Group became subsidiaries of Alliance Coal as a result of the merger described in clause (i) above. On August 20, pursuant to the Contribution Agreement, among other things, ARH contributed its ownership interest in Alliance Coal to the Alliance Resource Operating Partners, L.P. (the "Operating Partnership"). For further information, refer to the Group's combined financial statements and footnotes for the year ended December 31, 1998 included in the Partnership's Prospectus, dated August 16, 1999, which forms a part of the Registration Statement.

2.     CONTINGENCIES

       Transloading Facility Dispute

       Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon"), a Delaware limited liability company and the successor to Mt. Vernon Coal Transfer Company, is currently involved in litigation with Seminole Electric Cooperative, Inc. ("Seminole") with respect to a long-term contract for the transloading of coal from rail to barge through Mt. Vernon's terminal in Indiana. Seminole has filed a lawsuit to terminate this contract and is seeking a declaratory judgment as to the damages owed to Mt. Vernon. The provisions of the contract stipulate the calculation of damages to be paid in the event of breach. Rather than pay the amount of damages stipulated, Seminole is seeking the court's agreement that the proper damage award should be calculated based on Mt. Vernon's loss of net profits from the terminal for the term of the agreement.

       Seminole has ceased transloading any coal shipments through this terminal and is transporting coal deliveries under the supply contract by rail. Mt. Vernon is currently exploring alternative uses for this terminal, including shipping different products to other customers or selling the terminal. Mt. Vernon intends to vigorously defend its contract rights and believes that it will prevail in the determination of the amount of damages Seminole owes under the contract and believes those damages will be in excess of the carrying value of this terminal.

       General Litigation

       The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Partnership's business, combined financial position or results of operations.

3.     SUBSEQUENT EVENTS

       Initial Public Offering

       On August 20, 1999, the Partnership completed its initial public offering, and pursuant to the Contribution Agreement, the existing limited liability companies and the successor limited liability companies to the corporate entities comprising the Group became indirect subsidiaries of the Partnership.

       Coal Reserve Acquisition

       Effective September 15, 1999, a subsidiary of the Partnership acquired approximately 21 million saleable tons of coal reserves in Western Kentucky for cash and assumed liabilities. These reserves are contiguous to existing reserves controlled by Webster County Coal, LLC, a subsidiary of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Coal sales. Coal sales for the three months ended June 30, 1999 (the "1999 Quarter") declined 3.7% to $86.6 million from $89.9 million for the three months ended June 30, 1998 (the "1998 Quarter"). The decrease of $3.3 million primarily reflects lower brokerage volumes partially offset by higher sales volumes from operating mines. See outside purchases below concerning the decrease in coal export brokerage volumes.

         Other sales and operating revenues. Other sales and operating revenues declined 81.8% to $0.2 million for the 1999 Quarter from $1.1 million for the 1998 Quarter. The decrease of $0.9 million was primarily due to lower volumes at Mt. Vernon Coal Transfer Company due to the dispute with Seminole. (See "Part I,
Item 1. Alliance Resource Group's Financial Statements - Note 2.")

         Operating expenses. Operating expenses declined 2.7% to $60.2 million for the 1999 Quarter from $61.9 million for the 1998 Quarter. The decrease of $1.7 million is primarily attributable to improved productivity, which includes the benefit from capital investments at Hopkins County Coal, LLC ("Hopkins County") and the restructured operation in East Kentucky ("Excel/Partiki").

         Outside purchases. Outside purchases declined 51.1% to $6.7 million for the 1999 Quarter from $13.7 million for the 1998 Quarter. The decrease of $7.0 million was the result of lower coal export brokerage volumes. These declining volumes are largely attributable to competition from low cost foreign production. The brokerage business is not expected to be material in the future. Because the coal brokerage operations generate lower margins than direct coal sales, changes in the levels of brokerage activity have a greater impact on revenues and outside purchases than on margins.

         Income before income taxes. Income before income taxes was $7.1 million for the 1999 Quarter compared with $1.0 million for the 1998 Quarter. The increase of $6.1 million is primarily attributable to improved productivity, which includes the benefits from capital investments at Hopkins County and the restructured operation at Excel/Pontiki, partially offset by the losses incurred at Mt. Vernon Coal Transfer Company due to the dispute with Seminole.

         EBITDA (income from operations before net interest expense, income taxes, depreciation, and depletion and amortization) was $16.6 million for the 1999 Quarter compared with $11.9 million for the 1998 Quarter. The $4.7 increase is attributable to the same factors that contributed to the increase in income before income taxes.

         EBITDA should not be considered as an alternative to net income, income
(loss) before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make the minimum quarterly distribution. The Group's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Group in different contexts (i.e., public reporting versus computation under financing agreements).

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Coal sales. Coal sales for the six months ended June 30, 1999 (the "1999 Period") declined 4.3% to $169.4 million from $177.1 million for the six months ended June 30, 1998 (the "1998 Period"). The decrease of $7.7 million is primarily attributable to lower coal export brokerage volumes partially offset by higher volumes from operating mines. See outside purchases below concerning the decrease in coal export brokerage volumes.

         Other sales and operating revenues. Other sales and operating revenues declined 81.8% to $0.4 million for the 1999 Period from $2.2 million from the 1998 Period. The decrease of $1.8 million was primarily due to lower volumes at Mt. Vernon Coal Transfer Company due to the dispute with Seminole. (See "Part 1.
Item 1. Alliance Resource Group's Financial Statements--Note 2.")

         Operating expenses. Operating expenses declined 2.8% to $117.0 million for the 1999 Period from $120.4 million for the 1998 Period. The decrease of $3.4 million is primarily attributable to improved productivity, which includes the benefits from capital investments at Hopkins County and the restructured operation at Excel/Pontiki.

         Outside purchases. Outside purchases declined 36.3% to $15.2 million for the 1999 Period from $24.8 million for the 1998 Period. The decrease of $9.6 million was the result of lower coal export brokerage volumes. These declining volumes are largely attributable to competition from low cost foreign production. The brokerage business is not expected to be material in the future. Because the coal brokerage operations generate lower margins than direct coal sales, changes in the levels of brokerage activity have a greater impact on revenues and outside purchases than on margins.

         Income before income taxes. Income before income taxes was $11.4 million for the 1999 Period compared to $5.8 million for the 1998 Period. The increase of $5.6 million was primarily attributable to improved productivity, which includes the benefits from capital investments at Hopkins County and the restructured operation at Excel/Pontiki, partially offset by the losses incurred at Mt. Vernon Coal Transfer Company due to the dispute with Seminole.

         EBITDA (income from operations before net interest expense, income taxes, depreciation and depletion and amortization) was $30.8 million for the 1999 Period compared with $26.6 million for the 1998 Period. The $4.2 increase is attributable to the same factors that contributed to the increase in income before income taxes.

         EBITDA should not be considered as an alternative to net income, income
(loss) before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make the minimum quarterly distribution. The Group's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Group in different contexts (i.e., public reporting versus computation under financing agreements).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash flows provided by operating activities was $18.4 million in the 1999 Period compared to $11.7 million in the 1998 Period. The increase in cash flows provided by operating activities is principally attributable to the increase in income before income taxes and lower levels of increases in accounts receivable and coal inventory.

         Net cash used in investing activities decreased to $13.5 million in the 1999 Period compared to $20.8 million in the 1998 Period. The decrease in net cash used in investing activities is principally attributable to the purchase of Hopkins County in the 1998 Period.

Capital Expenditures

         Capital expenditures were comparable at $13.6 million for the 1999 Period and $12.7 million for the 1998 Period.

Notes Offering and Credit Facility

         Concurrently with the closing of the IPO, the Special GP issued and the Operating Partnership assumed the obligations under $180 million principal amount of 8.31% senior notes due August 20, 2014. Alliance Resource GP, LLC (the "Special GP") also entered into and the Operating Partnership assumed the obligations under a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has drawn $50 million under the term loan facility but has not drawn any money under either the working capital facility or the revolving credit facility. The senior notes contain various restrictive and affirmative covenants, including restrictions on the incurrence of other debt. The credit facility contains various restrictive covenants, including the amount of distributions by the Operating Partnership and the incurrence of other debt. The credit facility also contains various financial covenants.

Impact of Year 2000 Issue

         Year 2000 Issue. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any software, hardware and equipment and embedded chip systems that are date-sensitive may recognize a date using "--00" as the year 1900 rather than the year 2000. The Partnership's failure or the failure of any other entity with which the Partnership interacts to correct this problem could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities. Because substantially all hardware and software was replaced following the separation from MAPCO Inc. in 1996, the Partnership believes that most of its critical hardware and software are Year 2000 compliant. However, the Partnership may have embedded chip systems in certain of its mining equipment and in older hardware or software in its mining complexes which the Partnership is currently evaluating for Year 2000 compliance. The Partnership believes that with modification and replacement of some of its existing software, hardware and equipment and embedded chip systems, the year 2000 issue can be mitigated substantially. If these modifications and replacements are not made or are not completed on a timely basis, the Year 2000 issue could have a material impact on the Partnership's operations.

         Compliance Program. As part of the Partnership's compliance program, it has performed an evaluation of its state of readiness. The Partnership's evaluation included examination of its information technology systems and its operating equipment. The Partnership's key information technology systems consist of:

         o         financial systems applications;
         o         human resources and payroll systems applications;
         o         hardware and equipment; and
         o         third-party developed software.

         The Partnership's key operating equipment consists of coal mining, processing and loadout equipment. The Partnership is also evaluating major equipment used in its mining operations. The Partnership's evaluation also included the evaluation of the exposure of third parties material to its operations. The Partnership has not hired independent contractors to verify its assessment and estimates related to the year 2000 issue.

         State of Readiness. The Partnership has completed an assessment of all material information technology systems that would be affected by the year 2000 issue if not modified and has initiated a program to modify or replace portions of its software and hardware so that its computer systems will function properly in the year 2000 and thereafter. The Partnership is in the process of assessing its operating equipment which contains embedded chip systems to determine the extent that it is at risk for year 2000 problems. The remediation of operating equipment depends primarily on the manufacturers of that equipment for modifications. The Partnership expects this remediation, testing and implementation to be completed by the third quarter of 1999. The Partnership is also in the process of assessing the extent to which its customers and suppliers of products and services will be affected by year 2000 issues. The Partnership has initiated formal communications with all of its significant customers and equipment vendors and other suppliers. The responses to date from these third parties to the Partnership's inquiries indicate that these third parties expect, at this time, to be compliant by the year 2000 based on their progress to date. The Partnership has received written assurances from substantially all of its significant customers and third party service providers. These assurances include specific letters to the Partnership responding to its Y2K inquiries. In addition, the Partnership has verified the Y2K readiness of much of its specific mining equipment, software, and hardware through vendor published product bulletins. These assurances provide comfort that its third party vendors are aware of and are addressing their Y2K issues, but they cannot guarantee the Partnership that they will not encounter Y2K problems that could negatively impact its business. The Partnership is not aware of any contract provisions or agreements that would limit its legal remedies due to Y2K non-compliance of any of its products or services. The Partnership has not obtained timetables of expected completion dates or modification, testing and implementation from all these third parties. The Partnership does not control its customers, suppliers and vendors. Furthermore, the Partnership cannot be assured that its customers, suppliers or vendors will not experience material business disruptions that could affect it as a result of the year 2000 problem. The Partnership plans to complete communications with these third parties as to their year 2000 readiness in the third quarter of 1999.

         Costs to Address Year 2000 Compliance. Although many of the Partnership's critical financial and production application systems, hardware and software are year 2000 compliant, some systems and equipment remain to be converted. The Partnership does not expect the cost in connection with these modifications and replacements to be material. The Partnership currently estimates that the cost of these modifications will not exceed $500,000. The Partnership expects to fund the costs through cash from operations or borrowings.

         Risk of Non-Compliance and Contingency Plans. The Partnership believes that it is difficult to fully assess the risks of the year 2000 issue due to numerous uncertainties surrounding the issue. The Partnership believes that the primary risks are external to it and relate to the year 2000 readiness of customers, suppliers, transportation suppliers such as railroads, barge lines, terminal operators, ocean vessel brokers, and others. In a worst case scenario, the Partnership's utility customers may not purchase coal if their generators fail to operate, the Partnership may not be able to access its bank accounts or make or receive payments and its transportation providers may not be able to make timely coal shipments to customers. The Partnership's mines and processing plants are highly mechanized and employ equipment that incorporates embedded chip systems. The failure of these embedded chip systems in critical equipment due to the year 2000 problem could cause significant coal mining and processing disruptions.

         The Partnership has not established contingency plans in case of failure of its information technology systems since the Partnership expects to have its material systems in place by the third quarter of 1999. Some of these systems may be interrelated with systems outside of the Partnership's control and the Partnership cannot be assured that all implementations will be successful. Accordingly, contingency plans will be developed to respond to any failures as they occur. In connection with the Partnership's assessment of its operating equipment and third party readiness, the Partnership will evaluate the necessity of contingency plans based on the level of uncertainty regarding compliance in the third quarter of 1999. In the event the Partnership's intermediaries or vendors or the manufactures of its operating equipment do not expect to be year 2000 compliant, the Partnership's contingency plan will include replacing the non-compliant intermediaries or vendors or operating equipment. Based on information available at this time, the Partnership cannot conclude that its failure or the failure of third parties to achieve year 2000 compliance will not adversely affect the Partnership. The Partnership's inability or the inability of third parties to adequately address the year 2000 issues on a timely basis could result in a material financial risk including loss of revenue, substantial unanticipated costs and service interruptions.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for

Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Group has not determined the impact on its June 30, 1999 financial statements that may result from adoption of SFAS 133, which was revised during June 1999 to be implemented no later than January 1, 2001.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Almost all of the Group's transactions were, and almost all of the Partnership's transactions are, denominated in U. S. dollars, and as a result, it does not have material exposure to currency exchange-rate risks.

         The Group did not, and the Partnership does not, engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

         As explained in "--Liquidity and Capital Resources -- Notes Offering and Credit Facility" above, the Operating Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and as a result the Partnership has interest rate exposure.

                           FORWARD-LOOKING STATEMENTS

                  This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

         o the Partnership's dependence on the terms of significant customer contracts and the terms of those contracts;

         o the Partnership's productivity levels and margins that it earns from the sale of coal;

         o the effects of any unanticipated increases in labor costs or adverse changes in work rules or unexpected cash payments associated with post-mine reclamation, workers' compensation claims or environmental litigation or cleanup;

         o        the risk of major mine-related accidents or interruptions; and

         o the effects of any adverse change in the domestic coal industry, in the electric utility industry, or in general economic conditions.

         If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements. For additional discussion of these risks, uncertainties and assumptions, see the Partnership's Registration Statement on Form S-1, as amended (Registration No. 333-78845).

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         No material litigation has been filed against the Group during the three months ended June 30, 1999, and there have been no material changes in legal proceedings previously disclosed. See "Alliance Resource Group--Notes to Combined Financial Statements--Note 2. Contingencies--General Litigation."

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         None. However, on May 20, 1999, the Partnership filed the Registration Statement relating to the IPO. On August 12, 1999, the Partnership's Registration Statement was declared effective, and the IPO closed on August 20, 1999. The Partnership sold 7,750,000 Common Units in the IPO. The public offering price was $19.00 per Common Unit, and the underwriting discount was $1.21 per Common Unit. The proceeds from the offering to the Partnership, after deducting the underwriting discount but before deducting expenses associated with the offering, were approximately $137.9 million. Concurrently with the closing of the IPO, the Partnership also issued 1,232,780 Common Units and 6,422,531 Subordinated Units to the Special GP.

         The Partnership used the $137.9 million from the IPO, together with the gross proceeds of the private placement of the senior notes, of $180.0 million, and the $50.0 million of term loan borrowings under the senior credit facility
(i) to pay approximately $7.3 million in fees and expenses incurred in connection with the IPO and the related transactions, (ii) to purchase $50.0 million of U.S. Treasury Notes which were assigned as collateral to secure the term loan borrowings under the senior credit facility, and (iii) to make a distribution of $64.8 million to the Special GP. The Partnership retained approximately $37.2 million available to fund future capital expenditures and for working capital and other general corporate purposes. The balance of the proceeds, approximately $214.5 million, were retained by the Special GP and distributed to ARH, of which ARH used $123.5 million to repay substantially all of its debt.

         As of September 23, all of the $37.2 million retained by the Partnership was used to replenish working capital.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


Exhibit No.                    Description
-----------                    -----------

27.1      --      Financial Data Schedule.



         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on September 24, 1999.


                                       ALLIANCE RESOURCE PARTNERS, L. P.

                                       By:  Alliance Resource Management GP, LLC
                                            its managing general partner


                                            /s/ Michael L. Greenwood
                                            ------------------------------------
                                            Michael L. Greenwood
                                            Senior Vice President--Chief
                                            Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

27.1             --         Financial Data Schedule.