Form 10-Q
period 1999-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 1999-11-12
CIK 1086600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________TO_____________

                          COMMISSION FILE NO.: 0-26823

                        ALLIANCE RESOURCE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                         73-1564280
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


              1717 SOUTH BOULDER AVENUE, SUITE 600, TULSA, OKLAHOMA 74119 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (918) 295-7600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        --------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of November 12, 1999, 8,982,780 common units were outstanding.


================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS                                                                Page
                                                                                                      ----
                  ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated and Combined Balance Sheets as of September 30, 1999
                  and December 31, 1998 (Predecessor) ............................................       1

                  Consolidated and Combined Statements of Income for the period from
                  Commencement of Operations (on August 20, 1999) to September 30,
                  1999, and the periods July 1, 1999 to August 19, 1999, July 1, 1998 to September 30, 1998, January 1, 1999 to August 19, 1999 and
                  January 1, 1998 to September 30, 1998 (Predecessor) ............................       2

                  Consolidated and Combined Condensed Statements of Cash Flows for
                  The period from Commencement of Operations (on August 20, 1999) to
                  September 30, 1999 and the periods January 1, 1999 to August 19, 1999
                  and January 1, 1998 to September 30, 1998 (Predecessor) ........................       3

                  Consolidated Statement of Partners' Capital from Commencement of
                  Operations (on August 20, 1999) to September 30, 1999 ..........................       4

                  Notes to Consolidated and Combined Financial Statements ........................       5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION ..................................       8

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK ..............................................................      13

                  FORWARD-LOOKING STATEMENTS .....................................................      14

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS ..............................................................      15

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      15

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES ................................................      15

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS ...............................................................      15

ITEM 5.           OTHER INFORMATION ..............................................................      15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K ...............................................      16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)


                                     ASSETS

                                                                                    PARTNERSHIP               PREDECESSOR
                                                                                    SEPTEMBER 30,             DECEMBER 31,
                                                                                        1999                      1998
                                                                                    -------------             ------------
                                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ..........................................               $   4,200                $    --
   Trade receivables ..................................................                  37,402                   31,268
   Marketable securities (at cost, which approximates market value) ...                  41,814                     --
   Income tax receivable ..............................................                    --                        503
   Inventories ........................................................                  20,079                   20,055
   Advance royalties ..................................................                   2,500                    2,501
   Prepaid expenses and other assets ..................................                      22                    1,456
                                                                                      ---------                ---------
        Total current assets ..........................................                 106,017                   55,783

PROPERTY, PLANT AND EQUIPMENT AT COST .................................                 272,003                  240,294
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION .............                 (93,623)                 (69,158)
                                                                                      ---------                ---------
                                                                                        178,380                  171,136
OTHER ASSETS:
   Advance royalties ..................................................                   7,658                    8,880
   Coal supply agreements, net ........................................                  21,366                   24,062
   Other long-term assets .............................................                   5,143                    1,235
                                                                                      ---------                ---------
                                                                                      $ 318,564                $ 261,096
                                                                                      =========                =========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Current maturities, long-term debt .................................               $    --                  $     350
   Accounts payable ...................................................                  22,697                   24,527
   Accounts payable to affiliate ......................................                     997                     --
   Accrued taxes other than income taxes ..............................                   5,469                    4,526
   Accrued payroll and related expenses ...............................                   8,888                    9,269
   Workers compensation and pneumoconiosis benefits ...................                   4,926                    4,707
   Other current liabilities ..........................................                   4,971                    5,302
                                                                                      ---------                ---------
        Total current liabilities .....................................                  47,948                   48,681
                                                                                      ---------                ---------

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities .......................                 230,000                    1,687
   Deferred income taxes ..............................................                    --                      3,906
   Accrued pneumoconiosis benefits ....................................                  22,873                   22,233
   Workers' compensation ..............................................                  13,648                   13,934
   Reclamation and mine closing .......................................                  13,955                   12,824
   Other liabilities ..................................................                   5,046                    5,062
                                                                                      ---------                ---------
        Total liabilities .............................................                 333,470                  108,327
COMMITMENTS AND CONTINGENCIES
COMBINED EQUITY .......................................................                    --                    152,769
PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding .....................                 159,447                     --
   Subordinated Unitholder 6,422,531 units outstanding ................                 123,464                     --
   General Partners ...................................................                (297,358)                    --
   Minimum pension liability ..........................................                    (459)                    --
                                                                                      ---------                ---------
        Total Partners' capital (deficit) .............................                 (14,906)                    --
                                                                                      ---------                ---------
                                                                                      $ 318,564                $ 261,096
                                                                                      =========                =========


See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)


                                                PARTNERSHIP    |                              PREDECESSOR
                                               --------------  |   ----------------------------------------------------------------
                                                   FROM        |
                                               COMMENCEMENT    |     FOR THE         FOR THE          FOR THE           FOR THE
                                               OF OPERATIONS   |   PERIOD FROM     PERIOD FROM      PERIOD FROM       PERIOD FROM
                                              (ON AUGUST 20,   |  JULY 1, 1999     JULY 1, 1998   JANUARY 1, 1999   JANUARY 1, 1998
                                                 1999) TO      |       TO              TO               TO                 TO
                                               SEPTEMBER 30,   |   AUGUST 19,     SEPTEMBER 30,      AUGUST 19,       SEPTEMBER 30,
                                                   1999        |      1999            1998             1999               1998
                                               -------------   |  ------------    -------------   ---------------   ---------------
                                                               |
SALES AND OPERATING REVENUES:                                  |
   Coal Sales ...............................  $    43,927     |   $    47,669     $    97,291      $   217,033         $   274,387
   Other sales and operating revenues........          125     |           134           1,137              577               3,332
                                               -----------     |   -----------     -----------      -----------         -----------
        Total revenues ......................       44,052     |        47,803          98,428          217,610             277,719
                                                               |
EXPENSES:                                                      |
   Operating expenses .......................       30,456     |        35,024          64,937          152,066             185,327
   Outside purchases ........................        2,442     |         2,570          13,293           17,738              38,075
   General and administrative ...............        1,685     |         1,959           4,135            8,912              11,849
   Depreciation, depletion and amortization..        4,450     |         5,246           9,767           24,622              30,493
   Interest expense .........................        1,627     |            21              44              100                 129
   Unusual item .............................         --       |          --             3,812             --                 3,812
                                               -----------     |   -----------     -----------      -----------         -----------
        Total operating expenses ............       40,660     |        44,820          95,988          203,438             269,685
                                               -----------     |   -----------     -----------      -----------         -----------
                                                               |
INCOME FROM OPERATIONS ......................        3,392     |         2,983           2,440           14,172               8,034
OTHER INCOME ................................          117     |           334             206              531                 404
                                               -----------     |   -----------     -----------      -----------         -----------
INCOME BEFORE INCOME TAXES ..................        3,509     |         3,317           2,646           14,703               8,438
                                                               |
INCOME TAX EXPENSE ..........................         --       |         1,015           1,035            4,498               2,831
                                               -----------     |   -----------     -----------      -----------         -----------
NET INCOME ..................................  $     3,509     |   $     2,302     $     1,611      $    10,205         $     5,607
                                               ===========     |   ===========     ===========      ===========         ===========
GENERAL PARTNERS' INTEREST IN                                  |
   NET INCOME ...............................  $        70     |
                                               ===========     |
LIMITED PARTNERS' INTEREST IN                                  |
   NET INCOME ...............................  $     3,439     |
                                               ===========     |
BASIC AND DILUTED NET INCOME                                   |
   PER LIMITED PARTNER UNIT .................  $      0.22     |
                                               ===========     |
WEIGHTED AVERAGE NUMBER                                        |
   OF UNITS OUTSTANDING .....................   15,405,311     |
                                               ===========     |


See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

           CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   PARTNERSHIP         |               PREDECESSOR
                                                                --------------------   |    -------------------------------------
                                                                        FROM           |
                                                                   COMMENCEMENT        |        FOR THE             FOR THE
                                                                   OF OPERATIONS       |      PERIOD FROM         PERIOD FROM
                                                                (ON AUGUST 20, 1999)   |    JANUARY 1, 1999     JANUARY 1, 1998
                                                                         TO            |          TO                   TO
                                                                 SEPTEMBER 30, 1999    |    AUGUST 19, 1999    SEPTEMBER 30, 1998
                                                                --------------------   |    ---------------    ------------------
                                                                                       |
CASH FLOWS PROVIDED BY (USED IN)                                                       |
   OPERATING ACTIVITIES .....................................        $ (29,537)        |       $  31,969           $  35,935
CASH FLOWS FROM INVESTING ACTIVITIES:                                                  |
   Payment for purchase of business .........................             --           |            --                (7,310)
   Direct acquisition costs .................................             --           |            --                  (821)
   Purchase of property, plant and equipment ................          (10,895)        |         (21,984)            (22,376)
   Proceeds from sale of property, plant and equipment.......               66         |             447                  70
   Purchase of marketable securities ........................          (34,514)        |            --                  --
   Proceeds from sale of marketable securities ..............            8,452         |            --                  --
                                                                     ---------         |       ---------           ---------
        Net cash used in investing activities ...............          (36,891)        |         (21,537)            (30,437)
                                                                     ---------         |       ---------           ---------
                                                                                       |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                  |
   Net proceeds from initial public offering (see Note 1)....          137,872         |            --                  --
   Cash contribution by General Partner .....................            5,917         |            --                  --
   Distributions upon formation (see Note 1) ................          (64,750)        |            --                  --
   Payment of formation costs ...............................           (2,919)        |            --                  --
   Deferred financing cost ..................................           (3,517)        |            --                  --
   Payments on long-term debt ...............................           (1,975)        |            --                  --
   Return of capital ........................................             --           |         (10,432)             (5,498)
                                                                     ---------         |       ---------           ---------
        Net cash provided by (used in) financing activities..           70,628         |         (10,432)             (5,498)
                                                                     ---------         |       ---------           ---------
                                                                                       |
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                |
   AND BALANCE AT END OF PERIOD .............................        $   4,200         |       $    --             $    --
                                                                     =========         |       =========           =========
                                                                                       |
SUPPLEMENTAL CASH FLOW INFORMATION:                                                    |
   Debt transferred from General Partner ....................        $ 230,000         |
                                                                     =========         |
   Marketable securities transferred from General Partner ...        $  15,486         |
                                                                     =========         |


See notes to unaudited consolidated and combined financial statements.

               ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                        FROM COMMENCEMENT OF OPERATIONS
                   (ON AUGUST 20, 1999) TO SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                  (UNAUDITED)


                                                                                                                            TOTAL
                                              NUMBER OF LIMITED                                              MINIMUM      PARTNERS'
                                                PARTNER UNITS                                   GENERAL      PENSION       CAPITAL
                                            COMMON    SUBORDINATED     COMMON   SUBORDINATED    PARTNERS    LIABILITY     (DEFICIT)
                                          ---------   ------------    --------  ------------    --------    ---------     ---------
Balance at commencement of
   operations (on August 20, 1999) ..          --            --       $   --       $      1     $    --        $--        $       1


   Issuance of units to public ......     7,750,000          --        134,020         --            --         --          134,020

   Contribution of net assets of
     Predecessor ....................     1,232,780     6,422,531       23,423      122,028       (24,081)      (459)       120,911

   Managing General Partner
     contribution ...................          --            --           --           --           5,917       --            5,917

   Amount retained by Special
     General Partner from debt
     borrowings assumed by the
     Partnership ....................          --            --           --           --        (214,514)      --         (214,514)

   Distribution at time of
     formation ......................          --            --           --           --         (64,750)      --          (64,750)


   Net income from commencement
     of operations (on August 20,
     1999) to September 30, 1999 ....          --            --          2,004        1,435            70       --            3,509
                                          ---------     ---------     --------     --------     ---------      -----      ---------
Balance at September 30, 1999 .......     8,982,780     6,422,531     $159,447     $123,464     $(297,358)     $(459)     $ (14,906)
                                          =========     =========     ========     ========     =========      =====      =========


See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND PRESENTATION

         Alliance Resource Partners, L.P. is a Delaware limited partnership formed May 17, 1999, to acquire, own and operate certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH") (formerly known as Alliance Coal Corporation) and substantially all of its operating subsidiaries (collectively, the "Partnership").

         Prior to August 20, 1999, (i) MAPCO Coal Inc., a Delaware corporation and direct wholly-owned subsidiary of ARH merged with and into Alliance Coal, LLC, a Delaware limited liability company ("Alliance Coal"), which prior to August 20, 1999 was also a wholly-owned subsidiary of ARH, (ii) several other indirect corporate subsidiaries of ARH were merged with and into corresponding limited liability companies, each of which is a wholly-owned subsidiary of Alliance Coal and (iii) two indirect limited liability company subsidiaries of ARH became subsidiaries of Alliance Coal as a result of the merger described in clause (i) above. Collectively, the coal production and marketing assets and operating subsidiaries of ARH acquired by the Partnership are referred to as the "Predecessor." The Delaware limited partnerships and limited liability companies that comprise the Partnership are as follows: Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership"), Alliance Coal, LLC (the "Holding Company for Operations"), Alliance Land, LLC, Alliance Properties, LLC, Backbone Mountain, LLC, Excel Mining, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, MC Mining, LLC, Mettiki Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, Pontiki Coal, LLC, Toptiki Coal, LLC, Webster County Coal, LLC, and White County Coal, LLC.

         The accompanying financial statements and related notes present the consolidated financial position as of September 30, 1999, and the results of its operations, cash flows and changes in partners' equity for the period from commencement of operations on August 20, 1999 to September 30, 1999. All material intercompany transactions and accounts have been eliminated. The combined financial statements of the Predecessor are for the periods indicated.

         These consolidated and combined financial statements and notes thereto for interim periods are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

         These consolidated and combined financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the combined financial statements and notes included in the Partnership's Registration Statement on Form S-1, as amended (Registration No. 333-78845) (the "Registration Statement").

         Initial Public Offering and Concurrent Transactions

         On August 20, 1999, the Partnership completed its initial public offering (the "IPO") of 7,750,000 common units ("Common Units") representing limited partner interests in the Partnership at a price of $19.00 per unit.

         Concurrently with the closing of the IPO, the Partnership entered into a contribution and assumption agreement (the "Contribution Agreement"), dated August 20, 1999, among the Partnership and the other parties named therein, whereby, among other things, ARH contributed its 100% member interest in Alliance Coal, which is the sole member of fourteen subsidiary operating limited liability companies, to the Intermediate Partnership. As a result of the consummation of the transactions contemplated under the Contribution Agreement, the Partnership holds a 98.9899% limited partner interest in the Intermediate Partnership, and the Intermediate Partnership holds a 99.999% non-managing member interest in Alliance Coal. The Partnership and the Intermediate Partnership will be managed by the Managing GP, which, as a result of the consummation of the transactions under the Contribution Agreement, holds (i) a 0.99% and 1.0001% managing general partner interest in the Partnership and the Intermediate Partnership, respectively, and (ii) a 0.001% managing member interest in Alliance Coal. Also as a result of the consummation of the transactions completed under the Contribution Agreement, Alliance Resource GP, LLC, a Delaware limited liability company and wholly-owned subsidiary of ARH (the "Special GP"), holds, (i) 1,232,780 Common Units, (ii) 6,422,531 subordinated units ("Subordinated Units") convertible into Common Units in the future upon the occurrence of certain events and (iii) a 0.01% special general partner interest in each of the Partnership and the Intermediate Partnership.

         Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations under a $180 million principal amount of 8.31% senior notes due August 20, 2014. The senior notes contain various restrictive and affirmative covenants, including restrictions on the incurrence of other debt. The Special GP also entered into and the Intermediate Partnership assumed the obligations under a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has drawn $50 million under the term loan facility but has not drawn any money under either the working capital facility or the revolving credit facility. The weighted average interest rate on the term loan facility at September 30, 1999 was 6.38%. The credit facility agreement expires August 2004. The credit facility contains various restrictive covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The credit facility also contains various financial covenants. The Partnership was in compliance with the covenants of both the senior notes and credit facility at September 30, 1999.

         Consistent with guidance provided by the Emerging Issues Task Force in Issue No. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions", the Partnership maintained the historical cost of the $120.9 million of net assets received under the Contribution Agreement.

         Analysis of Pro Forma Results of Operations

         The pro forma results of operations for the nine months ended September 30, 1999 and 1998, are derived from the historical financial statements of the Partnership from the commencement of operations on August 20, 1999 through September 30, 1999 and the Predecessor for the period from January 1, 1999 through August 19, 1999 and January 1, 1998 through September 30, 1998. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed on

January 1, 1998. The pro forma adjustments include (i) pro forma interest on debt assumed by the Partnership and (ii) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership. For the nine months ended September 30, 1999 and 1998, the pro forma total revenues would have been approximately $216,662,000 and $277,719,000, respectively. For the nine months ended September 30, 1999 and 1998, the pro forma net income
(loss) would have been approximately $5,362,000 and $(6,018,000) and net income
(loss) per limited partner unit would have been $0.34 and $(0.38), respectively.

2.     CONTINGENCIES

       Transloading Facility Dispute

       Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon"), a Delaware limited liability company, is currently involved in litigation with Seminole Electric Cooperative, Inc. ("Seminole") with respect to a long-term contract for the transloading of coal from rail to barge through Mt. Vernon's terminal in Indiana. Seminole has filed a lawsuit to terminate this contract and is seeking a declaratory judgment as to the damages owed to Mt. Vernon. The provisions of the contract stipulate the calculation of damages to be paid in the event of breach. Rather than pay the amount of damages stipulated, Seminole is seeking the court's agreement that the proper damage award should be calculated based on Mt. Vernon's loss of net profits from the terminal for the term of the agreement.

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

3.     SUBSEQUENT EVENT

       On October 18, 1999, the Partnership declared a cash distribution of $0.23 per unit on its outstanding common and subordinated units. The distribution represents the minimum quarterly distribution for the 42-day period from the commencement of operations (on August 20, 1999) through September 30, 1999. The $3.5 million distribution will be paid on November 12, 1999 to unitholders of record on October 29, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         In comparing 1999 to 1998, the Partnership and Predecessor periods for 1999 have been combined. Since the Partnership maintained the historical basis of the Predecessor's net assets, management believes that the combined Partnership and Predecessor results for 1999 are comparable with 1998. The interest expense associated with the debt incurred concurrent with the closing of the IPO is applicable only to the Partnership period. (See "Part I, Item 1. Alliance Resource Partners, L.P. and Subsidiaries Notes to Consolidated and Combined Financial Statements - Note 1. Organization and Presentation.").

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Coal sales. Coal sales for the three months ended September 30, 1999 (the "1999 Quarter") declined 5.9% to $91.6 million from $97.3 million for the three months ended September 30, 1998 (the "1998 Quarter"). The decrease of $5.7 million primarily reflects lower brokerage volumes, partially offset by higher sales volumes from operating mines. The lower brokerage volumes are largely attributable to reduced participation in coal export brokerage markets. The brokerage business is not expected to be material in the future. Because the coal brokerage operations generate lower margins than direct coal sales, changes in the levels of brokerage activity have a greater impact on revenues and outside purchases than on margins. Tons sold decreased 4.8% to 4.0 million for the 1999 Quarter from 4.2 million for the 1998 Quarter. Tons produced increased 2.9% to 3.6 million tons for the 1999 Quarter from 3.5 million for the 1998 Quarter.

         Other sales and operating revenues. Other sales and operating revenues declined 77.2% to $0.3 million for the 1999 Quarter from $1.1 million for the 1998 Quarter. The decrease of $0.8 million was primarily due to lower volumes at Mt. Vernon due to the dispute with Seminole. (See "Part I, Item 1. Alliance Resource Partners, L.P. and Subsidiaries Notes to Consolidated and Combined Financial Statements - Note 2. Contingencies - General Litigation").

         Operating Expenses. Operating expenses were comparable for the 1999 and 1998 Quarters at $65.5 million and $64.9 million, respectively.

         Outside purchases. Outside purchases declined 62.3% to $5.0 million for the 1999 Quarter compared to $13.3 million for the 1998 Quarter. The decrease of $8.3 million was the result of lower coal export brokerage volumes. See coal sales above concerning the decrease in coal export brokerage volumes.

         Interest expense. Interest expense was $1.6 million for the 1999 Quarter compared to less than $0.1 million for the 1998 Quarter. The increase reflects the interest on the $180 million principal amount of 8.31% senior notes and $50 million of borrowings on the credit facility in connection with the initial public offering and concurrent transaction occurring on August 20, 1999. (See "Part I, Item 1. Alliance Resource Partners, L.P. and Subsidiaries Notes to Consolidated and Combined Financial Statements - Note 1. Organization and Presentation").

         Unusual item. In response to market conditions, the Pontiki mine ceased operations and terminated substantially all of its workforce in September 1998. During the idle status period, which ended in November 1999, Pontiki incurred a net loss of approximately $5.2 million consisting of estimated amounts for increased workers' compensation claims of $1.2 million and severance payments consistent with the Federal Worker Adjustment and Retraining Act of $1.2 million as well as the costs associated with maintaining an idled mine of $2.8 million. Of the total $5.2 million net loss, $3.8 million was recorded in the third quarter and $1.4 million of costs associated with maintaining an idled mine are properly reported in the fourth quarter of 1998.

         Income before income taxes. Income before income taxes increased 158.0% to $6.8 million for the 1999 Quarter compared with $2.6 million for the 1998 Quarter. The increase of $4.2 million is primarily related to increased productivity and cost control, which include the benefits of the restructured operation at Excel/Pontiki following the idle status period of the mine which resulted in the $3.8 million unusual item recorded in the 1998 Quarter as discussed above.

         Income tax expense. The Partnership is a limited partnership. As a result, the Partnership's earnings or loss for federal income taxes purposes will be included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. The Predecessor is included in the consolidated federal income tax return of ARH. Federal and state income taxes are calculated as if the Predecessor had filed its return on a separate company basis utilizing an effective income tax rate of 31%.

         EBITDA (income from operations before net interest expense, income taxes, depreciation, and depletion and amortization) increased 45.9% to $18.2 million for the 1999 Quarter compared with $12.5 million for the 1998 Quarter. The $5.7 million increase is attributable to the same factors that contributed to the increase in income before income taxes.

         EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make the minimum quarterly distribution. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Coal sales. Coal sales for the nine months ended September 30, 1999 (the "1999 Period") declined 4.9% to $261.0 million from $274.4 million for the nine months ended September 30, 1998 (the "1998 Period"). The decrease of $13.4 million is primarily attributable to lower coal export brokerage volumes partially offset by higher volumes from operating mines. The lower brokerage volumes are largely attributable to reduced participation in coal export brokerage markets. The brokerage business is not expected to be material in the future. Because the coal brokerage operations generate lower margins than direct coal sales, changes in the levels of brokerage activity have a greater impact on revenues and outside purchases than on margins. Tons sold decreased 2.6% to 11.3 million tons for the 1999 Period from 11.6 million tons for the 1998 Period. Tons produced increased 2.9% to 10.6 million tons for the 1999 Period from 10.3 million tons for the 1998 Period.

         Other sales and operating revenues. Other sales and operating revenues declined 78.9% to $0.7 million for the 1999 Period from $3.3 million from the 1998 Period. The decrease of $2.6 million was primarily due to lower volumes at Mt. Vernon due to the dispute with Seminole. (See "Part 1. Item 1. Alliance Resource Partners, L.P. and Subsidiaries Notes to Consolidated and Combined Financial Statements - Note 2. Contingencies - General Litigation").

         Operating expenses. Operating expenses declined 1.5% to $182.5 million for the 1999 Period from $185.3 million for the 1998 Period. The decrease of $2.8 million is primarily attributable to improved productivity, which includes the benefits of the restructured operation at Excel/Pontiki and the capital investments at Hopkins County.

         Outside purchases. Outside purchases declined 47.0% to $20.2 million for the 1999 Period from $38.1 million for the 1998 Period. The decrease of $17.9 million was the result of lower coal export brokerage volumes. See coal sales above concerning the decrease in coal export brokerage volumes.

         Unusual item. See discussion of unusual item above.

         Income before income taxes. Income before income taxes increased
115.8% to $18.2 million for the 1999 Period compared to $8.4 million for the 1998 Period. The increase of $9.8 million was primarily attributable to improved productivity, which includes the benefits of the restructured operation at Excel/Pontiki following the idle status period of the mine which resulted in the $3.8 million unusual item recorded in the 1998 Period as discussed above, and the capital investments at Hopkins County, partially offset by the losses incurred at Mt. Vernon due to the dispute with Seminole.

         Income tax expense. The Partnership is a limited partnership. As a result, the Partnership's earnings or loss for federal income taxes purposes will be included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. The Predecessor is included in the consolidated federal income tax return of ARH. Federal and state income taxes are calculated as if the Predecessor had filed its return on a separate company basis utilizing an effective income tax rate of 31%.

         EBITDA (income from operations before net interest expense, income taxes, depreciation and depletion and amortization) increased 25.5% to $49.0 million for the 1999 Period compared with $39.1 million for the 1998 Period. The $9.9 increase is attributable to the same factors that contributed to the increase in income before income taxes.

         EBITDA should not be considered as an alternative to net income, income
(loss) before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make the minimum quarterly distribution. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash flows provided by operating activities was $2.4 million in the 1999 Period compared to $35.9 million in the 1998 Period. The decrease in cash flows provided by operating activities is principally attributable to the increase in trade receivables subsequent to the initial public offering and concurrent transactions that occurred on August 20, 1999. In conjunction with these transactions, the Special General Partner retained approximately $37.9 million of trade receivables.

         Net cash used in investing activities increased to $58.4 million in the 1999 Period compared to $30.4 million in the 1998 Period. The increase in net cash used in investing activities is principally attributable to the purchase of U.S. Treasuries and the capital expenditures described below.

Capital Expenditures

         Capital expenditures increased to $32.9 million in the 1999 Period compared to $22.4 million in the 1998 Period. The increase is primarily attributable to a major enhancement of a preparation plant and a coal reserve acquisition.

Notes Offering and Credit Facility

         Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations under $180 million principal amount of 8.31% senior notes due August 20, 2014. Alliance Resource GP, LLC (the "Special GP") also entered into and the Intermediate Partnership assumed the obligations under a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has drawn $50 million under the term loan facility but has not drawn any money under either the working capital facility or the revolving credit facility. The senior notes contain various restrictive and affirmative covenants, including restrictions on the incurrence of other debt. The credit facility contains various restrictive covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The credit facility also contains various financial covenants.

Impact of Year 2000 Issue

         Year 2000 Issue. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any software, hardware and equipment and embedded chip systems that are date-sensitive may recognize a date using "--00" as the year 1900 rather than the year 2000. The Partnership's failure or the failure of any other entity with which the Partnership interacts to correct this problem could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities. Because substantially all hardware and software was replaced following the Predecessor's separation from MAPCO Inc. in 1996, the Partnership believes that most of its critical hardware and software are Year 2000 compliant. However, the Partnership may have embedded chip systems in certain of its mining equipment and in older hardware or software in its mining complexes. The Partnership believes that with its modification and replacement of some of its existing software, hardware, equipment and embedded chip systems, the year 2000 issue has been mitigated substantially. If these modifications and replacements are not successful, the Year 2000 issue could have a material impact on the Partnership's operations.

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

         The Partnership's key operating equipment consists of coal mining, processing and loadout equipment. The Partnership has also evaluated major equipment used in its mining operations. The Partnership's evaluation also included the evaluation of the exposure of third parties material to its operations. The Partnership has not hired independent contractors to verify its assessment and estimates related to the year 2000 issue.

         State of Readiness. The Partnership has completed an assessment of all material information technology systems that would be affected by the year 2000 issue if not modified and has initiated a program to modify or replace portions of its software and hardware so that its computer systems will function properly in the year 2000 and thereafter. The Partnership has assessed its operating equipment which contains embedded chip systems to determine the extent that it is at risk for year 2000 problems. The remediation of operating equipment depends primarily on the manufacturers of that equipment for modifications. The Partnership substantially completed this remediation, testing and implementation during the third quarter of 1999. The Partnership also substantially completed assessing the extent to which its customers and suppliers of products and services will be affected by year 2000 issues. The Partnership has substantially completed formal communications with all of its significant customers and equipment vendors and other suppliers. The responses from these third parties to the Partnership's inquiries indicate that these third parties expect, at this time, to be compliant by the year 2000 based on their progress to date. The Partnership has received written assurances from substantially all of its significant customers and third party service providers. These assurances include specific letters to the Partnership responding to its Y2K inquiries. In addition, the Partnership has verified the Y2K readiness of much of its specific mining equipment, software, and hardware through vendor published product bulletins. These assurances provide comfort that its third party vendors are aware of and are addressing their Y2K issues, but they cannot guarantee the Partnership that they will not encounter Y2K problems that could negatively impact its business. The Partnership is not aware of any contract provisions or agreements that would limit its legal remedies due to Y2K non-compliance of any of its products or services. The Partnership has not obtained timetables of expected completion dates or modification, testing and implementation from all these third parties. The Partnership does not control its customers, suppliers and vendors. Furthermore, the Partnership cannot be assured that its customers, suppliers or vendors will not experience material business disruptions that could affect it as a result of the year 2000 problem.

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

         The Partnership has not established formal contingency plans in case of failure of its information technology systems or operating equipment since the Partnership believes its material systems are year 2000 compliant. Some of these systems may be interrelated with systems outside of the Partnership's control and the Partnership cannot be assured that all implementations will be successful. Accordingly, contingency plans will be developed to respond to any failures as they occur. In the event the Partnership's intermediaries or vendors or the manufactures of its operating equipment do not expect to be year 2000 compliant, the Partnership's contingency plan will include replacing the non-compliant intermediaries or vendors or operating equipment. Based on information available at this time, the Partnership cannot conclude that its failure or the failure of third parties to achieve year 2000 compliance will not adversely affect the Partnership. The Partnership's inability or the inability of third parties to adequately address the year 2000 issues on a timely basis could result in a material financial risk including loss of revenue, substantial unanticipated costs and service interruptions.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Partnership has not determined the impact on its September 30, 1999 financial statements that may result from adoption of SFAS 133, which was revised during June 1999 to be implemented no later than January 1, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Almost all of the Predecessor's transactions were, and almost all of the Partnership's transactions are, denominated in U.S. dollars, and as a result, it does not have material exposure to currency exchange-rate risks.

         The Predecessor did not, and the Partnership does not, engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

         As explained in "- Liquidity and Capital Resources - Notes Offering and Credit Facility" above, the Intermediate Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and as a result the Partnership has interest rate exposure.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         No material litigation has been filed against the Partnership during the period July 1, 1999 to August 19, 1999 (Predecessor), and the period from commencement of operations (on August 20, 1999) to September 30, 1999 (Partnership), and there have been no material changes in legal proceedings previously disclosed. See "Part I, Item 1. Alliance Resource Partners, L.P. and Subsidiaries Notes to Consolidated and Combined Financial Statements - Note 2. Contingencies - General Litigation."

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 20, 1999, the Partnership filed the Registration Statement relating to the IPO. On August 12, 1999, the Partnership's Registration Statement was declared effective, and the IPO closed on August 20, 1999. The Partnership sold 7,750,000 Common Units in the IPO. The public offering price was $19.00 per Common Unit, and the underwriting discount was $1.21 per Common Unit. The proceeds from the offering to the Partnership, after deducting the underwriting discount but before deducting expenses associated with the offering, were approximately $137.9 million. Concurrently with the closing of the IPO, the Partnership issued 1,232,780 Common Units and 6,422,531 Subordinated Units to the Special General Partner.

         The Partnership used the $137.9 million from the IPO, the $5.9 million from the sale of the Managing Partner interest, together with the gross proceeds of the private placement of the senior notes, of $180.0 million, and the $50.0 million of term loan borrowings under the senior credit facility to (i) pay approximately $7.4 million in fees and expenses incurred in connection with the IPO and the related transactions, (ii) purchase $50.0 million of U.S. Treasury Notes which were assigned as collateral to secure the term loan borrowings under the senior credit facility, and (iii) make a distribution of $64.8 million to the Special General Partner. The Partnership retained approximately $37.1 million available to fund future capital expenditures and for working capital and other general corporate purposes. The balance of the proceeds, approximately $214.5 million, were retained by the Special General Partner and distributed to ARH, of which ARH used $123.5 million to repay substantially all of its debt.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

      Exhibit No.      Description
      -----------      -----------
         27.1      -   Financial Data Schedule.


         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 12, 1999.


                              ALLIANCE RESOURCE PARTNERS, L.P.

                              By: Alliance Resource Management GP, LLC
                                  its managing general partner


                                  /s/ MICHAEL L. GREENWOOD
                                  ----------------------------------------------
                                  Michael L. Greenwood
                                  Senior Vice President, Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


      Exhibit No.           Description
      -----------           -----------
         27.1        --     Financial Data Schedule.