Form 10-K
period 1999-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2000-03-29
CIK 1086600

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________TO_____________

                          COMMISSION FILE NO.: 0-26823

                          ----------------------------


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

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common Units

                          ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $95,705,398 on March 23, 2000, based on $12.88 per unit, the closing price of the Common Units as reported on the Nasdaq National Market on such date.

         As of March 23, 2000, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: None


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                 Page
                                     PART I

ITEM 1.   BUSINESS .............................................................  4

ITEM 2.   PROPERTIES ........................................................... 15

ITEM 3.   LEGAL PROCEEDINGS .................................................... 19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ................ 19

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED
          UNITHOLDER MATTERS ................................................... 19

ITEM 6.   SELECTED FINANCIAL DATA .............................................. 20

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .................................. 22

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK  ................................................................ 28

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................... 29

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE ................................................. 50

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER ..... 50

ITEM 11.  EXECUTIVE COMPENSATION ............................................... 52

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT ........................................................... 54

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................... 56

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K .......................................................... 58

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements are based on Alliance Resource Partners, L.P.'s (the "Partnership") beliefs as well as assumptions made by and information currently available to the Partnership. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including, but not limited to (a) the Partnership's dependence on significant customer contracts and the terms of those contracts, (b) the Partnership's productivity levels and margins that it earns from the sale of coal, (c) the effects of any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation, workers' compensation claims, and environmental litigation or cleanup, (d) the risk of major mine-related accidents or interruptions, (e) the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-K. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       We are a diversified producer and marketer of coal to major United States utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the eighth largest coal producer in the eastern United States. At December 31, 1999, we had approximately 440 million tons of reserves in Illinois, Indiana, Kentucky, Maryland and West Virginia. In 1999, we produced 14.1 million tons of coal and sold 15.0 million tons of coal. The coal we produced in 1999 was 19.9% low-sulfur coal, 19.9% medium-sulfur coal and 60.2% high-sulfur coal. In 1999, approximately 85% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as "scrubbers," to remove sulfur dioxide.

       We currently operate six mining complexes in Illinois, Kentucky and Maryland and have one complex under development in Indiana. Five of our active mines are underground and one has both surface and underground mines. Our mining activities are organized into three operating regions: (a) the Illinois Basin operations, (b) the East Kentucky operations and (c) the Maryland operations.

      We and our subsidiary, Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership"), were formed to acquire, own and operate substantially all of the coal production and marketing assets of Alliance Resource Holdings, Inc. ("ARH"), a Delaware corporation formerly known as Alliance Coal Corporation. We completed our initial public offering ("IPO") on August 20, 1999, and concurrently therewith, ARH contributed substantially all of its operating assets and liabilities to the Intermediate Partnership.

      Our managing general partner, Alliance Resource Management GP, LLC (the "Managing GP") and our special general partner, Alliance Resource GP, LLC (the "Special GP") (collectively, the Special GP and the Managing GP are the "General Partners") own an aggregate 2% general partner interest in the Partnership. Our limited partners, including the General Partners as holders of Common Units and Subordinated Units, own an aggregate 98% limited partner interest in the Partnership.

      The coal production and marketing assets of ARH acquired by the Partnership are referred to as the "Predecessor." All 1999 operating data contained herein includes the results of the Partnership and the Predecessor.

RECENT DEVELOPMENTS

       We are constantly evaluating strategic acquisition of coal reserve properties that are adjacent or otherwise complementary to our existing operations. Over the last year, we have increased our reserves from approximately 411 million tons of proven and probable reserves at December 31, 1998, to approximately 440 million tons of proven and probable reserves at December 31, 1999. Recent significant acquisitions and option exercises include:

       Acquisition of reserves in western Kentucky. In September 1999, we acquired approximately 21 million saleable tons of reserves in western Kentucky that are contiguous with our Dotiki mine. This acquisition allows for the immediate advancement of the Dotiki mine's existing operations into the newly acquired reserve area without the cost of additional development capital.

       Exercise of options to acquire two tracts of reserves in western Kentucky. In March 2000, the Special GP exercised two separate options to acquire substantial tracts of reserves in western Kentucky. One tract is contiguous with our Dotiki mine, and the other borders our Hopkins County Coal facilities. Upon closing of the acquisition, the Special GP, in its discretion, may choose to lease the tracts to us or assign the properties to us in return for payment for all amounts it expended in connection with the reserve acquisition, plus a market rate of interest. See "Item
       13. Certain Relationships and Related Transactions." Although the Special GP expects to close the acquisition by the end of September 2000, the Special GP can make no assurances that it will be able to do so. The reserves covered by these two options are not included in the 440 million tons of proven and probable reserves noted above.

       At Gibson County Coal, slope construction commenced in the fall of 1999 and construction of the preparation plant began in January 2000. We have entered into an arrangement with the Special GP where the Special GP will construct the preparation plant and ancillary facilities. See "Item 13. Certain Relationships and Related Transactions." We expect the slope construction and the preparation plant (including ancillary facilities) to be completed by this fall and the mine to commence production by the end of this year.

MINING OPERATIONS

       We produce a diverse range of steam coals with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications demanded by our customers. The following chart illustrates our production by region for the last five years.

OPERATING REGION AND MINES                 1999        1998        1997        1996        1995
--------------------------              ---------   ---------   ---------   ---------   ---------
                                                            (TONS IN MILLIONS)
 Illinois Basin Operations:
  Dotiki, Pattiki, Hopkins County Coal        8.5         7.9         5.2         4.3         4.4
 East Kentucky Operations:
  Pontiki/Excel, MC Mining                    2.8         2.5         2.8         2.0         1.8
 Maryland Operations:
  Mettiki                                     2.8         3.0         2.9         2.7         2.6
                                        ---------   ---------   ---------   ---------   ---------
              Total                          14.1        13.4        10.9         9.0         8.8
                                        =========   =========   =========   =========   =========

  Illinois Basin Operations

       Our Illinois Basin mining operations are currently located in western Kentucky and southern Illinois. We have approximately 770 employees in the Illinois Basin and currently operate three mining complexes. We also have a mine under development in southern Indiana.

       Webster County Coal, LLC. Webster County Coal operates the Dotiki mine which is an underground mining operation located in Webster County, Kentucky. The mine was opened in 1966, and we purchased the mine in 1971. Our Dotiki operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour. Production from the mine is shipped via the CSX railroad, the Paducah & Louisville railroad and by truck. Our primary customers for coal produced at Dotiki are Seminole Electric Cooperative, Inc., Tennessee Valley Authority and Western Kentucky Energy Corp., which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units.

       White County Coal, LLC. White County Coal operates the Pattiki mine which is an underground mining operation located in White County, Illinois. We began construction of the mine in 1980 and have operated it since its inception. Our Pattiki operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour. Production from the mine is shipped via the CSX railroad. Our primary customers for coal produced at Pattiki are Seminole Electric Cooperative, Inc. and Tennessee Valley Authority, which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units.

       Hopkins County Coal, LLC. Hopkins County Coal is a mining complex located in Hopkins County, Kentucky. The operation has three surface mines, one of which is currently idle, and one underground mine. We acquired Hopkins County Coal in January 1998. In accordance with our acquisition plan, we incurred substantial start-up costs in early 1998, when we completed extensive rebuilds of older equipment and purchases of new or refurbished equipment. The surface operations utilize dragline mining, and the underground operations utilize continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour. Production from the complex is shipped via the CSX and the Paducah & Louisville railroads and by truck. Our primary customers for coal produced at the Hopkins County Coal complex include Louisville Gas & Electric, Tennessee Valley Authority and Western Kentucky Energy Corp.

       Gibson County Coal, LLC. We control 37.8 million tons of low-sulfur coal reserves located in Gibson County, Indiana, situated in the southwestern part of the state. We refer to these reserves as the Gibson County Coal "north" reserves. In 1997, we acquired an additional 104.2 million tons of reserves in Gibson County, Indiana. We refer to these reserves as the Gibson County Coal "south" reserves. Approximately 10.9 million tons of our Gibson County Coal south reserves are low-sulfur coal. We recently entered into a long-term contract with PSI Energy, Inc., a subsidiary of Cinergy Corporation, for production from our Gibson County Coal north reserves. We began construction of a new mining complex to supply this contract with commencement of slope construction in the fall of 1999 and construction of the preparation plant and ancillary facilities in January of 2000. We plan to utilize continuous mining units with commencement of production by the end of this year. We have contractual commitments for an aggregate of 23 million tons of production from this mine through 2012.

  East Kentucky Operations

       Our East Kentucky mining operations are located in the central Appalachia coal fields. Our East Kentucky mines are currently our principal source for low-sulfur coal. We have approximately 245 employees and operate two mining complexes in East Kentucky.

       Pontiki Coal, LLC/Excel Mining, LLC. Pontiki/Excel is an underground mining complex located in Martin County, Kentucky. In 1977, we constructed the mine and operated it continuously until September 1998, when we suspended operations and terminated substantially all of our workforce due to adverse market conditions. While we had intended originally to idle the mine for an indefinite period, we were able to procure a new long-term supply agreement that justified the re-opening of the mine beginning in late 1998. As a result, this operation was restructured with a new mine plan, operating structure, and workforce hired by Excel, an affiliate of Pontiki. Pontiki owns the mining complex and reserves and Excel is responsible for conducting all mining operations. While idled, the mine incurred a net loss of approximately $5.2 million in 1998, consisting of workers' compensation accruals and severance payments consistent with the federal Worker Adjustment and Retraining Notification Act (the "WARN Act"), as well as the costs associated with maintaining an idled mine. During late 1998 and early 1999, we incurred substantial start-up costs to bring Pontiki/Excel up to its current production level. All of the coal produced at Pontiki/Excel meets or exceeds the compliance requirements of Phase II of the Clean Air Act Amendments. Our Pontiki/Excel operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 800 tons of raw coal an hour. Production from the mine is shipped via the Norfolk Southern railroad and by truck. Our primary customers for coal produced at Pontiki are James River Cogeneration Company, successor to Cogentrix of Virginia, Inc., and A.E.I. Coal Sales, Inc.

       MC Mining, LLC. MC Mining is an underground mining facility located in Pike County, Kentucky, acquired in 1989. The underground mine operations are operated by a contract mining company. The preparation plant is operated by employees of MC Mining. The operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant was upgraded during 1999 and has a throughput capacity of 800 tons of raw coal an hour. Production from the mine is shipped via the CSX railroad and by truck. MC Mining sells its production primarily to industrial customers.

  Maryland Operations

       Our Maryland mining operations are located in the northern Appalachia coal fields. We have approximately 245 employees and operate one mining complex in Maryland.

       Mettiki Coal, LLC. Mettiki is an underground longwall mining operation located in Garrett County, Maryland. We constructed Mettiki in 1977 and have operated it since its inception. The operation utilizes a longwall miner for the majority of the coal extraction as well as continuous mining units used to prepare the mine for future longwall mining operation areas. The preparation plant has a throughput capacity of 1,350 tons of raw coal an hour. Production from the mine is shipped via truck and the CSX railroad. Our primary customer for coal produced at Mettiki is Virginia Electric and Power Company, which purchases the coal pursuant to a long-term contract for use in the generating units at its Mt. Storm, West Virginia power plant located less than 20 miles away. We also process coal at Mettiki for Anker Energy Corporation and one of its affiliates.

       Mettiki Coal (WV), LLC. Mettiki (WV) has approximately 20.1 million tons of undeveloped recoverable reserves in Grant and Tucker Counties, West Virginia. We currently conduct no mining operations at Mettiki (WV).

OTHER OPERATIONS

  Mt. Vernon Transfer Terminal, LLC

       Mt. Vernon terminal is a rail-to-barge loading terminal on the Ohio River in Mt. Vernon, Indiana. The terminal has a capacity of 5.5 million tons per year with existing ground storage. Our primary customer at Mt. Vernon is Seminole Electric Cooperative, Inc., with which we have a contract to load up to 2.7 million tons of coal annually. However, Seminole Electric Cooperative, Inc. has filed suit in Indiana state court to terminate this contract and is seeking a declaratory judgment as to the damages it owes us in connection with the termination of the contract. We are currently not loading any volumes for Seminole Electric Cooperative, Inc. We are currently exploring our options with respect to this terminal. See "Item 3. Legal Proceedings."

  Additional Services

       We aggressively develop and market additional services in order to establish ourselves as the supplier of choice for our customers. Examples of the kind of services we have offered to date include ash and scrubber sludge removal, coal yard maintenance and arranging alternate transportation services. We will continue to think proactively in providing additional services for customers and believe that this approach will give us a competitive advantage in obtaining coal supply contracts in the future.

   Coal Brokerage

       We buy coal from outside producers throughout the eastern United States, which we then resell, both directly and indirectly, to utility and industrial customers. We purchased and sold 1.0 million tons of outside coal in 1999. We have a policy of matching our outside coal purchases and sales to minimize market risks associated with buying and reselling coal.

COAL MARKETING AND SALES

       As is customary in the coal industry, we have entered into long-term contracts with many of our customers. These arrangements are mutually beneficial. Our utility customers secure a fuel supply for their power plants for years into the future. Our long-term contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices. In 1999, approximately 75% of our sales tonnage was sold under long-term contracts with maturities ranging from 2000 to 2010. Our total nominal commitment under significant long-term contracts is approximately 88.4 million tons at December 31, 1999. The total commitment of coal under contract is an approximate number because, in some instances, our contracts contain provisions which could cause the nominal total commitment to increase or decrease by as much as 20%; in addition, the nominal total commitment can otherwise change because of price reopener provisions contained in certain of these long-term contracts. We believe our long-term contract position compares favorably to that of our competitors.

       By providing a diverse range of coals with varying sulfur and heat contents, we can satisfy the demanding specifications of a broad customer base. Our diversity of coals enables us to serve a broader market and more readily secure long-term contracts.

       The terms of long-term contracts are the results of both bidding procedures and extensive negotiations with the customer. As a result, the terms of these contracts vary significantly in many respects, including, among others, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, coal qualities, and quantity. Virtually all of our long-term contracts are subject to price adjustment provisions which permit an increase or decrease periodically in the contract price to reflect changes in specified price indices or items such as taxes, royalties or actual production costs. These provisions, however, may not assure that the contract price will reflect every change in production or other costs. Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can lead to early termination of a contract. Some of the long-term contracts also permit the contract to be reopened to renegotiate terms and conditions other than the pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract. The long-term contracts typically stipulate procedures for quality control, sampling and weighing. Most contain provisions requiring us to deliver coal within ranges for specific coal characteristic such as heat, sulfur, ash, moisture, grindability, volatility and other qualities. Failure to meet these specifications can result in economic penalties or termination of the contracts. While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location. Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.

RELIANCE ON MAJOR CUSTOMERS

       Our three largest customers are Seminole Electric Cooperative, Inc., Tennessee Valley Authority and Virginia Electric and Power Company. Sales to these customers in the aggregate accounted for approximately 49% of our 1999 total revenues, and sales to each customer accounted for more than 10% of our 1999 total revenues. Each of these customers has purchased coal regularly from us for more than 15 years.

COMPETITION

       The United States coal industry is highly competitive with numerous producers in all coal producing regions. We compete with other large producers and hundreds of small producers in the United States. The largest coal company is estimated to have approximately 15% of the total 1999 tonnage sold in the United States market. We compete with other coal producers primarily on the basis of coal price at the mine, coal quality (including sulfur content), transportation cost from the mine to the customer, and the reliability of supply. Continued demand for our coal and the prices that we obtain are also affected by demand for electricity, environmental and government regulations, technological developments and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil, and hydroelectric power.

TRANSPORTATION

       Our coal is transported to our customers by rail, barge and truck. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 10% to 60% of the delivered cost of a customer's coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers.

       We generally pay transportation charges to deliver coal to a designated point named in the sales contract. Customers typically pay the transportation costs from the contractual F.O.B. point to the customer's plant. At the Mettiki mine, a contractor operates a truck delivery system that transports the coal from the mine to Virginia Electric and Power Company's Mt. Storm power plant.

       In 1999, the largest volume transporter of our coal production was CSX railroad, which moved approximately 50% of our tonnage over its rail system. The practices of and rates set by the railroad serving a particular mine or customer might affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mine.

REGULATION AND LAWS

       The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

         - employee health and safety;

         - mine permits and other licensing requirements;

         - air quality standards;

         - water pollution;

         - storage of petroleum products and substances which are regarded as hazardous under applicable laws;

         - plant and wildlife protection;

         - reclamation and restoration of mining properties after mining is completed;

         - the discharge of materials into the environment;

         - management of solid wastes generated by mining operations;

         - protection of wetlands;

         - management of electrical equipment containing polychlorinated biphenyls, or PCBs;

         - surface subsidence from underground mining;

         - the effects that mining has on groundwater quality and availability; and

         - legislatively mandated benefits for current and retired coal miners.

       In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities which could affect demand for our coal. The possibility exists that new legislation or regulations, or new interpretations of exiting laws or regulations, may be adopted which may have a significant impact on our mining operations or our customers' ability to use coal and may require us or our customers to change our or their operations significantly or to incur substantial costs.

       We are committed to conducting mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding our compliance efforts, we do not believe these violations can be eliminated completely. None of the violations to date or the monetary penalties assessed have been material.

       While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Capital expenditures for environmental matters have not been material in recent years. We have accrued for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge, when necessary. The accrual for reclamation and mine closing costs is based upon permit requirements and the costs and timing of reclamation and mine closing procedures. Although management believes it is making adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if we later determine these accruals to be insufficient. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.

       Mining Permits and Approvals. Numerous governmental permits or approvals are required for mining operations. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. All requirements imposed by any of these authorities may be costly and time-consuming and may delay commencement or continuation of mining operations. Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, our activities may be more closely regulated. Legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

       Before commencing mining on a particular property, we must obtain mining permits and approval by state regulatory authorities of a reclamation plan for restoring, upon the completion of mining, the mined property to its prior condition, productive use or other permitted condition. Typically we commence actions to obtain permits between 18 and 24 months before we plan to mine a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. We have already secured all of the material permits and approvals necessary to begin mining operations for our Gibson County Coal mine. We have not experienced difficulties in obtaining mining permits in the areas where our reserves are currently located. However, we cannot assure you that we will not experience difficulty in obtaining mining permits in the future.

       Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws. Regulations also provide that a mining permit can be refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity which has outstanding permit violations. Although we have been cited for violations in the ordinary course of our business, we have never had a permit suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

       Mine Health and Safety Laws. Stringent safety and health standards have been imposed by federal legislation since 1969 when the Coal Mine Health and Safety Act of 1969 was adopted. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of the Mine Health and Safety Act of 1969 and the Mine Safety and Health Act of 1977, the Black Lung Benefits Act requires payments of benefits by all businesses that conduct current mining operations to a coal miner with black lung and to some survivors of a miner who dies from this disease. Most of the states where we operate also have state programs for mine safety and health regulation and enforcement. In combination, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee safety and health affecting any segment of the industry. Even the most minute aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. This regulation has a significant effect on our operating costs. However, our competitors in all of the areas in which we operate are subject to the same laws and regulations.

         Black Lung Legislation. The Black Lung Benefits Act levies a tax on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, the Black Lung Acts provide that some claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. For miners last employed as miners after 1969 and who are determined to have contracted black lung, we self-insure against potential cost using actuarially determined estimates of the cost of present and future claims. We are also liable under state statutes for black lung claims.

         In the past, legislation on black lung reform has been introduced in Congress, but not enacted. This legislation has been recently reintroduced. If enacted, this legislation could:

         - restrict the evidence that can be offered by a mining company;

         - establish a standard for evaluation of evidence that greatly favors black lung claimants;

         - allow claimants who have been denied benefits at any time since 1981 to refile their claims for consideration under the new law;

         - make surviving spouse benefits significantly easier to obtain; and

         - retroactively waive repayment of preliminarily awarded benefits that are later determined to have been improperly paid.

         If this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. We cannot assure you that this proposed legislation or other proposed changes in black lung legislation will not have an adverse effect on our business.

         The U.S. Department of Labor has issued proposed amendments to the regulations implementing the federal black lung laws which, among other things, establish a presumption in favor of a claimant's treating physician, allow previously denied claimants to challenge benefit determinations in some circumstances, increase the time period required for self-insured operations to pay benefits to black lung claimants and limit a coal operator's ability to introduce medical evidence regarding the claimant's medical condition. If adopted, the amendments could have an adverse impact on us, the extent of which cannot be accurately predicted.

         Workers' Compensation. We are required to compensate employees for work-related injuries. Several states in which we operate consider changes in workers compensation laws from time to time. These changes, if enacted, could adversely affect our financial condition and results of operation.

         Retiree Health Benefits Legislation. The Coal Industry Retiree Health Benefits Act of 1992 was enacted to provide for the funding of health benefits for some United Mine Workers of America retirees. The act merged previously established union benefit plans into a newly created fund into which "signatory operators" and "related persons" are obligated to pay annual premiums for beneficiaries. The act also created a second benefit fund for miners who retired between July 21, 1992, and September 30, 1994, and whose former employers are no longer in business. Because of our union-free status, we are not required to make any payments to retired miners under the Coal Industry Retiree Health Benefits Act of 1992, with the exception of limited payments made on behalf of MC Mining, Inc. However, in connection with the sale of the coal assets acquired by ARH in 1996, MAPCO Inc. agreed to retain all liabilities under the Coal Industry Retiree Health Benefits Act of 1992.

         Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. The act requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. In conjunction with mining the property, we reclaim and restore the mined areas by grading, shaping and preparing the soil for seeding. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for a variety of uses, as specified in the approved reclamation plan. We believe that we are in compliance in all material respects with applicable regulations relating to reclamation.

         The Surface Mining Control and Reclamation Act and similar state statutes, require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires us to restore the surface to approximate the original contours as contemporaneously as practicable with the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be released is five years after reclamation has been achieved. Federal law and some states impose on mine operators the responsibility for replacing certain water supplies damaged by mining operations and repairing or compensating for damage occurring on the surface as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Act, which is part of the Surface Mining Control and Reclamation Act, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on underground-mined coal. We have accrued for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary.

         Under the Surface Mining Control and Reclamation Act, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators and other third parties can be imputed to other companies which are deemed, according to the regulations, to have "owned" or "controlled" the contract mine operator. Sanctions against the "owner" or "controller" are quite severe and can include being blocked from receiving new permits and revocation of any permits that have been issued since the time of the violations or, in the case of civil penalties and reclamation fees, since the time their amounts became due. We are not aware of any currently pending or asserted claims relating to the "ownership" or "control" theories discussed above. However, we cannot assure you that such claims will not develop in the future.

         Clean Air Act. The federal Clean Air Act and similar state laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and/or emissions control requirements. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. For example, the Clean Air Act requires reduction of SO(2) emissions from electric power generation plants in two phases. Only some facilities are subject to the Phase I requirements. Beginning in year 2000, Phase II requires nearly all facilities to reduce emissions. The affected utilities will be able to meet these requirements by:

         - switching to lower sulfur fuels;

         - by installing pollution control devices such as scrubbers;

         - by reducing electricity generating levels; or

         - by purchasing or trading so-called pollution "credits."

         Specific emissions sources receive these "credits" that utilities and industrial concerns can trade or sell to allow other units to emit higher levels of SO(2). In addition, the Clean Air Act requires a study of utility power plant emission of some toxic substances and their eventual regulation, if warranted. The effect of the Clean Air Act cannot be completely ascertained at this time, although the SO(2) emissions reduction requirement is projected generally to increase the demand for lower sulfur coal and potentially decrease demand for higher sulfur coal.

         The Clean Air Act also indirectly affects coal mining operations by requiring utilities that currently are major sources of nitrogen oxides in moderate or higher ozone nonattainment areas to install reasonably available control technology for nitrogen oxides, which are precursors of ozone. An October 1998 Environmental Protection Agency rulemaking that would require 22 eastern states and the District of Columbia to make substantial reductions in nitrogen oxide emissions by the year 2003 was substantially upheld by the U.S. Court of Appeals for the D.C. Circuit on March 3, 2000. The Environmental Protection Agency expects these states will achieve reductions by requiring power plants to make substantial reductions in their nitrogen oxide emissions. This in turn will require power plants to install reasonably available control technology and additional control measures. Installation of reasonably available control technology and additional measures required under the Environmental Protection Agency proposal will make it more costly to operate coal-fired plants and, depending on the requirements of individual state implementation plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on our business, financial condition and results of operations. The effect these regulations, or other requirements that may be imposed in the future, could have on the coal industry in general and on our business in particular cannot be predicted with certainty. We cannot assure you that the implementation of the Clean Air Act, the new National Ambient Air Quality Standards or any other future regulatory provisions will not materially adversely affect our business, financial condition or results of operations.

         In addition, the U.S. Environmental Protection Agency has already issued and is considering further regulations relating to fugitive dust and emissions of other coal-related pollutants such as mercury, nickel, dioxin and fine particulates. For example, in July 1997, the Environmental Protection Agency adopted new, more stringent National Ambient Air Quality Standards for particulate matter which may require some states to change existing implementation plans. These National Ambient Air Quality Standards are expected to be implemented by 2003, although a recent decision by the U.S. Court of Appeals for the D.C. Circuit could delay or modify the Environmental Protection Agency's implementation of the new standards. Because coal mining operations emit particulate matter, our mining operations and utility customers are likely to be directly affected when the revisions to the National Ambient Air Quality Standards are implemented by the states. These and other regulatory developments may restrict our ability to develop new mines, or could require us or our customers to modify existing operations, and may have a material adverse effect on our financial condition and results of operations.

         Framework Convention On Global Climate Change. The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change (also known as the Kyoto Protocol) which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. In the Kyoto Protocol, the signatories to the Framework Convention on Global Climate Change established a binding set of emissions targets for developed nations. The specific limits vary from country to country. Under the terms of the Kyoto Protocol, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The Clinton Administration signed the protocol in November 1998. Although the U.S. Senate has not ratified the Kyoto Protocol and no comprehensive regulations focusing on greenhouse gas emissions have been enacted, efforts to control greenhouse gas emissions could result in reduced use of coal if electric power generators switch to lower carbon sources of fuel. These restrictions, if established through regulation or legislation, could have a material adverse effect on our business, financial condition and results of operations.

         Clean Water Act. The federal Clean Water Act affects coal mining operations by imposing restrictions on effluent discharge into waters. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water. We are also subject to Section 404 of the Clean Water Act, which imposes permitting and mitigation requirements associated with the dredging and filling of wetlands. The federal Clean Water Act and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands. We believe we have obtained all necessary wetlands permits required under Section
404. However, mitigation requirements under those existing, and possible future, wetlands permits may vary considerably. For that reason, the setting of accruals for such mitigation projects is difficult to ascertain with certainty. We believe that we have obtained all permits required under the Clean Water Act as traditionally interpreted by the responsible agencies and that, although more stringent permitting requirements may be imposed in the near future, compliance with the Clean Water Act will not materially adversely affect our business, financial condition and results of operations.

         Safe Drinking Water Act. The federal Safe Drinking Water Act and its state equivalents affect coal mining operations by imposing requirements on the underground injection of fine coal slurries, fly ash, and flue gas scrubber sludge, and by requiring a permit to conduct such underground injection activities. The inability to obtain these permits could have a material impact on our ability to inject materials such as fine coal refuse, fly ash, or flue gas scrubber sludge into the inactive areas of some of our old underground mine workings.

         In addition to establishing the underground injection control program, the federal Safe Drinking Water Act also imposes regulatory requirements on owners and operators of "public water systems." This regulatory program could impact our reclamation operations where subsidence, or other mining-related problems, require the provision of drinking water to affected adjacent homeowners. However, the federal Safe Drinking Water Act defines a "public water system" for purposes of regulatory jurisdiction as a system for the provision to the public of water for human consumption through pipes or other constructed conveyances, if the system has at least fifteen service connections or regularly serves at least twenty-five individuals. It is unlikely that any of our reclamation activities would require the provision of such a "public water system." While we have at least one drinking water supply source for our employees and contractors that is subject to Safe Drinking Water Act regulation, the federal Safe Drinking Water Act is unlikely to have a material impact on our operations.

         Comprehensive Environmental Response, Compensation and Liability Act. CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA, and similar state laws, joint and several liability may be imposed on waste generators, site owners and operators and others regardless of fault or the legality of the original disposal activity. Some products used by coal companies in operations, such as chemicals, generate waste containing hazardous substances which are governed by the statute. Thus, coal mines that we currently own or have previously owned or operated, and sites to which we sent waste materials, may be subject to liability under CERCLA and similar state laws. We have been, on rare occasions, the subject of administrative proceedings, litigation and investigations relating to CERCLA matters, none of which has had a material adverse effect on our financial condition or results of operations. However, we cannot assure you that we will not become involved in future proceedings, litigation or investigations or that these liabilities will not be material.

         Toxic Substances Control Act. The federal Toxic Substances Control Act regulates, among other things, electrical equipment containing polychlorinated biphenyls (PCBs) in excess of 50 parts-per-million. Specifically, the Toxic Substances Control Act's PCB rules require that all PCB-containing equipment be properly labeled, stored, and disposed of, and requires the maintenance on-site of annual records regarding the presence and use of equipment containing PCBs in excess of 50 parts-per-million. Because the regulated PCB-containing electrical equipment in use in our operations is owned by the utilities that serve the operations where they are located, and because the use of PCB-containing fluids in such equipment is in the process of being phased out, we do not believe the Toxic Substances Control Act will have a material impact on our operations.

         Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act affects coal mining operations by imposing requirements for the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes. Although many mining wastes are excluded from the regulatory definition of hazardous waste, and coal mining operations covered by the Surface Mining Control and Reclamation Act permits are exempted from regulation under the Resource Conservation and Recovery Act by statute, the Environmental Protection Agency may consider the possibility of expanding regulation of mining wastes under the Resource Conservation and Recovery Act. This expansion could have a material adverse affect on our financial condition and results of operations.

         Impact of Possible Changes to Regulatory Status of Coal Combustion By-products. Pursuant to a consent decree entered into by the Environmental Protection Agency and others, the agency is considering the option of imposing hazardous waste regulatory controls on the disposal of some coal combustion by-products, including the practice of using coal combustion by-products as minefill. Such a regulatory classification may materially impact our reclamation activities due to the use of fly ash from some of our customers' electricity generation plants to neutralize acid mine drainage and as fill material for reclamation projects. In addition, such a regulatory classification may have a material adverse affect on our business by increasing our customers' costs and creating disincentives to the use of coal. At this time, the Environmental Protection Agency has noted that it currently lacks sufficient information with which to assess adequately the risks associated with this practice. Therefore, the Environmental Practice Agency has solicited comment on whether there are some minefill practices that are universally poor and warrant specific attention.

         While we cannot predict the ultimate outcome of the Environmental Protection Agency's assessment, we believe that the beneficial usages of coal combustion by-products we employ do not constitute a universally poor practice due to, among other things, the fact that our Clean Water Act discharge permits for treated acid mine drainage contain parameters for pollutants of concern, such as metals, and those permits require monitoring and reporting of effluent quality data.

OTHER ENVIRONMENTAL, HEALTH AND SAFETY REGULATION

         In addition to the laws and regulations described above, we are subject to regulations regarding underground and above ground storage tanks where we may store petroleum or other substances. Some monitoring equipment that we use is subject to licensing under the federal Atomic Energy Act. Water supply wells located on our property are subject to federal, state and local regulation. The costs of compliance with these requirements should not adversely affect our business, financial condition or results of operations.

EMPLOYEES

         We have approximately 1,360 employees, including 100 corporate employees and 1,260 employees involved in active mining operations. Our work-force is entirely union-free. Relations with our employees are generally good, and there have been no recent work stoppages or union organizing campaigns among our employees.


ITEM 2.  PROPERTIES

COAL RESERVES

         As of December 31, 1999, we had approximately 440 million tons of coal reserves. All of the estimates of reserves which are presented in this annual report on Form 10-K are of proven and probable reserves. Proven and probable reserves are reserves that we can economically produce using current extraction technology from acreage we own or lease.

       The following table sets forth production data and reserve information, as of December 31, 1999, about each of our mining complexes.

                                                             1999        HEAT
                                                          PRODUCTION   CONTENT
                                                           (MILLION     (BTUS       SULFUR     ASH
OPERATIONS            LOCATION              MINE TYPE       OF TONS)   PER POUND)    (%)       (%)
-------------------   -------------------   -----------   ------------ ----------- --------- --------

Illinois Basin Operations
   Dotiki             Webster County, KY    Underground          3.6      12,500        2.9      8.1
   Pattiki            White County, IL      Underground          2.3      11,700        3.0      7.9
   Hopkins County     Hopkins County, KY    Surface/             2.6      11,300        3.2     12.4
   Coal                                     Underground
   Gibson County      Gibson County, IN     Underground                   11,600        1.0      7.0
   Coal (North)
   Gibson County      Gibson County, IN     Underground                   11,600        2.1       NA
   Coal (South)
                                                                ----
       Region Total                                              8.5
                                                                ----

East Kentucky Operations
   Pontiki/Excel      Martin County, KY     Underground          1.8      12,800        0.7      6.7
   MC Mining          Pike County, KY       Underground          1.0      12,800        0.7      7.2
   Other              Martin County, KY     Underground                   12,400        0.9      9.0
                                                                ----
       Region Total                                              2.8
                                                                ----

Maryland Operations
   Mettiki            Garrett County, MD    Underground          2.8      13,000        1.6     10.0
   Mettiki (WV)       Grant and Tucker      Underground                   13,000        1.6     10.0
                      County, WV
                                                                ----
                                                                 2.8
                                                                ----

                                                                ----
       Total                                                    14.1
                                                                ====
       % of Total

                                                 PROVEN AND PROBABLE RESERVES

                                            LOW         MEDIUM      HIGH
OPERATIONS            LOCATION             SULFUR (1) SULFUR (1)  SULFUR(1)    TOTAL
-------------------   -------------------  ---------- ----------  ---------   -------
                                                        (TONS IN MILLIONS)
Illinois Basin Operations
   Dotiki             Webster County, KY                               73.2      73.2
   Pattiki            White County, IL                                 82.4      82.4
   Hopkins County     Hopkins County, KY                               37.2      37.2
   Coal
   Gibson County      Gibson County, IN      37.8                                37.8
   Coal (North)
   Gibson County      Gibson County, IN      10.9           44.1       49.2     104.2
   Coal (South)
                                            -----          -----      -----    ------
       Region Total                          48.7           44.1      242.0     334.8
                                            -----          -----      -----    ------

East Kentucky Operations
   Pontiki/Excel      Martin County, KY      21.7                                21.7
   MC Mining          Pike County, KY        23.7                                23.7
   Other              Martin County, KY       1.3                                 1.3
                                            -----          -----      -----    ------
       Region Total                          46.7              -          -      46.7
                                            -----          -----      -----    ------

Maryland Operations
   Mettiki            Garrett County, MD                    38.6                 38.6
   Mettiki (WV)       Grant and Tucker                      20.1                 20.1
                      County, WV
                                            -----          -----      -----    ------
                                                -           58.7          -      58.7
                                            -----          -----      -----    ------

       Total                                 95.4          102.8      242.0     440.2
                                            =====          =====      =====    ======
       % of Total                            21.7%         23.3%      55.0%    100.0%


         (1) We classify low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2% and high-sulfur coal as coal with a sulfur content of greater than 2%.

         Our reserve estimates are prepared from geological data assembled and analyzed by our staff of geologists and engineers. This data is obtained through our extensive, ongoing exploration drilling and in-mine channel sampling programs. Reserve estimates will change from time to time in reflection of mining activities, analysis of new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors.

         We estimate that approximately 68 million tons of our reserves, or approximately 71% of our low-sulfur reserves and 15% of our total reserves at December 31, 1999, meet compliance standards for Phase II of the Clean Air Act Amendments. Compliance coal consists of coal that emits less than 1.2 pounds of SO(2) per million Btu.

         We lease almost all of our reserves and generally have the right to maintain the lease in force until the exhaustion of minable and merchantable coal located within the leased premises or a larger coal reserve area. These leases provide for royalties to be paid to the lessor at a fixed amount per ton or as a percentage of the sales price. Many leases require payment of minimum royalties, payable either at the time of the execution of the lease or in periodic installments, even if no mining activities have begun. These minimum royalties are normally credited against the production royalties owed to a lessor once coal production has commenced.

         In connection with our corporate reorganization and subsequent IPO, we obtained the consents of our lessors or determined that obtaining such consents was not required. Although we believe we have obtained all necessary consents, in the event that we have failed to obtain a necessary consent, our operations may be adversely impacted if we experience any disruption of our mining operations as a consequence. As noted in our Form S-1 filed in connection with the IPO, we previously requested that the lessor of a portion of our reserves at the MC Mining and Pontiki/Excel mines, Big Sandy Management, Inc., confirm that a consent to these transactions was not necessary. As of the date of this annual report on Form 10-K, Big Sandy, specifically notified of this transaction in September of 1999, has made no assertion that its consent was required, nor has it confirmed in writing that a consent was not necessary. While we continue to believe that this consent was not required, we cannot assure you what the ultimate outcome will be with respect to this matter.

         For economic and other operational reasons, a portion of our reserves described above may be mined only after the construction of additional mining facilities. The extent to which we will eventually mine our reserves will depend on the price and demand for coal of the quality and type we control, the price and supply of alternative fuels, and future mining practices and regulations.

RISK FACTORS

         If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common units could decline.


  Risks Inherent in Our Business

         - Competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices in the future.

         - Current conditions in the coal industry may make it more difficult for us to extend existing or enter into new long-term contracts. This could affect the stability and profitability of our operations.

         - Some of our long-term contracts contain provisions allowing for the renegotiation of prices and, in some instances, the termination of the contract or the suspension of purchases by customers.

         - Some of our long-term contracts require us to supply all of our customers' coal needs. If these customers' coal requirements decline, our revenues under these contracts will also drop.

         - A substantial portion of our coal has a high-sulfur content. This coal may become more difficult to sell because the Clean Air Act may impact the ability of electric utilities to burn high-sulfur coal through the regulation of emissions.

         - We depend on a few customers for a significant portion of our revenues, and the loss of one or more significant customers could affect our ability to sell coal.

         - Litigation relating to disputes with our customers may result in substantial costs, liabilities and loss of revenues.

         - A loss of the benefit from state tax credits may affect adversely our financial condition and results of operations.

         - Coal mining is subject to inherent risks that are beyond our control, and we cannot assure you that these risks will be fully covered under our insurance policies.

         - We depend on third party service providers to produce a portion of our coal. If these providers' services were no longer available, our ability to produce and sell coal would be adversely affected.

         - Any significant increase in transportation costs or disruption of the transportation of our coal may impair our ability to sell coal.

         - We may not be able to grow successfully through future acquisitions, and we may not be able to effectively integrate the various businesses or properties we do acquire.

         - Our business may be adversely affected if we are unable to replace our coal reserves.

         - The estimates of our reserves may prove inaccurate, and you should not place undue reliance on these estimates.

         - Our indebtedness may limit our ability to borrow additional funds, make distributions to Unitholders or capitalize on business opportunities.

         - We are required to place and maintain bonds to secure our obligations to return mined property to its original condition. The failure to do so could result in fines and the loss of our mining permits.

  Risks Inherent in an Investment in Alliance Resource Partners

         - Unitholders have limited voting rights and do not control our Managing GP.

         - We may issue additional Common Units without the approval of Common Unitholders, which would dilute existing Unitholders' interests.

         - The issuance of additional Common Units, including upon conversion of Subordinated Units, will increase the risk that we will be unable to pay the full minimum quarterly distribution on all Common Units.

         - Cost reimbursements due to our General Partners may be substantial and will reduce our cash available for distribution.

         - Our Managing GP has a limited call right that may require Unitholders to sell their Common Units at an undesirable time or price.

         -  Unitholders may not have limited liability under some circumstances.

         - Cash distributions are not guaranteed and may fluctuate with our performance. In addition, our Managing GP's discretion in establishing reserves may negatively impact your receipt of cash distributions.

  Regulatory Risks

         - We are subject to federal, state and local regulation on numerous matters. These regulations increase our costs of doing business and may discourage customers from buying our coal.

         - We have black lung benefits and workers' compensation obligations that could increase if new legislation is enacted.

         - The Clean Air Act affects our customers and could significantly influence their purchasing decisions.

         - The passage of legislation responsive to the Framework Convention on Global Climate Change could result in a reduced use of coal by electric power generators. This reduction in use could adversely affect our revenues and results of operations.

         - We are subject to the Clean Water Act, which imposes limitations and monitoring and reporting obligations on our discharge of pollutants into water.

         - We are subject to reclamation, mine closure and real property restoration regulations and must accrue for the estimated cost of complying with these regulations.

         - We and our customers could incur significant costs under federal and state Superfund and waste management statutes.

  Tax Risks to Common Unitholders

         - The IRS could in the future choose to treat us as a corporation, which would substantially reduce the cash available for distribution to Unitholders.

         - We have not requested an IRS ruling with respect to our tax treatment.

         - You may be required to pay taxes on income from us even if you receive no cash distributions.

         - Tax gain or loss on disposition of Common Units could be different than expected.

         - Common Unitholders, other than individuals who are U.S. residents, may have adverse tax consequences from owning Units.

         - We have registered with the IRS as a tax shelter. This may increase the risk of an IRS audit of us or a Common Unitholder.

         - We treat a purchaser of Common Units as having the same tax benefits as the seller; the IRS may challenge this treatment which could adversely affect the value of the Common Units.

         - Common Unitholder will likely be subject to state and local taxes as a result of an investment in units.

ITEM 3.  LEGAL PROCEEDINGS

       We are subject to various types of litigation in the ordinary course of our business. Disputes with our customers over the provisions of long-term coal supply contracts arise occasionally and generally relate to, among other things, coal quality, pricing, quantity, and the existence of force majeure conditions. Although we are not currently involved in any litigation involving our long-term coal supply contracts, we cannot assure you that disputes will not occur in the future or that we will be able to resolve those disputes in a satisfactory manner. Other than the litigation with Seminole Electric Cooperative, Inc. described in Item 8. Financial Statements and Supplementary Data. -- Note 14. Commitments and Contingencies, we are not engaged in any litigation which we believe is material to our operations. In addition, we are not aware of any legal proceedings against us under the various environmental protection statutes to which we are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

       The Common Units representing limited partners' interest are listed on the Nasdaq National Market under the symbol "ARLP." The Common Units began trading on August 20, 1999, when the market price for the IPO of the Common Units was $19.00 per unit. On March 23, 2000 the closing market price for the Common Units was $12.88 per unit. There were approximately 6,700 record holders and beneficial owners at December 31, 1999 (held in street name) of the Partnership's Common Units.

       The following table sets forth, the range of high and low sales price per Common Unit and the amount of cash distribution declared with respect to the Units, for each quarterly period since commencement of operations on August 20, 1999.

                            HIGH         LOW      DISTRIBUTIONS PER UNIT
                            ----         ---       ----------------------
3rd Quarter 1999 (from      $ 19.06     $ 13.50   $0.23 (paid November 12, 1999 for
 August 20, 1999)                                 the period from August 20, 1999,
                                                  through  September 30, 1999)


4th Quarter 1999            $ 14.75     $ 12.00   $0.50 (paid February 14, 2000)

       The Partnership has also issued 6,422,531 Subordinated Units, all of which are held by the Special GP, for which there is no established public trading market.

       The Partnership will distribute to its partners (including holders of Subordinated Units), on a quarterly basis, all of its Available Cash. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of each quarter less reserves in the amount of cash reserves necessary or appropriate in the reasonable discretion of the Managing GP to (a) provide for the proper conduct of the Partnership's business, (b) comply with applicable law of any debt instrument or other agreement of the Partnership or any of its affiliates, or (c) provide funds for distributions to unitholders and the General Partners for any one or more of the next four quarters. Available Cash is defined in the Partnership Agreement listed as an exhibit of this annual report on Form 10-K. The Partnership Agreement defines minimum quarterly distributions as $0.50 for each full fiscal quarter. Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of the Common Units to receive minimum quarterly distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of the minimum quarterly distributions on the Common Units for prior quarters during the subordination period. The subordination period will generally not end before September 30, 2004. Under certain circumstances, up to half of the Subordinated Units may convert into Common Units before the end of the subordination period, which will generally not occur before September 30, 2003.


ITEM 6.  SELECTED FINANCIAL DATA

         On August 20, 1999, the Partnership completed its IPO whereby the Partnership became the successor to the business of the Predecessor. Our selected pro forma and historical financial data below was derived from the audited consolidated financial statements of the Partnership as of December 31, 1999, and for the period from commencement of the Partnership's operations on August 20, 1999 to December 31, 1999, the audited combined financial statements of the Predecessor, as of August 19, 1999, and for the period from January 1, 1999, to August 19, 1999, as of and for the years ended December 31, 1998, and 1997, and as of and for the five months ended December 31, 1996. The Predecessor purchased the coal operations of MAPCO Inc. effective August 1, 1996, in a business combination using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. Accordingly, the audited financial data for periods prior to August 1, 1996, is not necessarily comparable to subsequent periods. The unaudited historical financial data below as of and for the year ended December 1995 is derived from the financial statements of the Predecessor. In our opinion, the unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the unaudited period. The amounts in the table, below, except for the per unit data and the per ton information, are in millions.

                                                             Partnership                        Predecessor
                                                    -------------------------------    --------------------------------
                                                                          From
                                                                      Commencement         For the
                                                                    of Operations (on    period from
                                                       Pro Forma     August 20, 1999)  January 1, 1999     Year Ended
                                                      Year Ended           to                 to          December 31,
                                                     December 31,     December 31,        August 19,     --------------
                                                       1999 (1)          1999                1999             1998
                                                    --------------   --------------    --------------    --------------
STATEMENT OF OPERATIONS:
Sales and operating revenues
    Coal sales                                      $        345.9   $        128.8    $        217.0    $        357.4
    Other sales and operating revenues                         0.9              0.4               0.6               4.5
                                                    --------------   --------------    --------------    --------------
        Total revenues                                       346.8            129.2             217.6             361.9
                                                    --------------   --------------    --------------    --------------
Expenses
    Operating expenses                                       242.0             89.9             152.1             237.6
    Outside purchases                                         24.2              6.4              17.7              51.2
    General and administrative                                15.1              6.2               8.9              15.3
    Depreciation, depletion and amortization                  39.7             15.1              24.6              39.8
    Interest expense                                          19.4              5.9               0.1               0.2
    Unusual items (2)                                         --               --                --                 5.2
                                                    --------------   --------------    --------------    --------------
        Total expenses                                       340.4            123.5             203.4             349.3
                                                    --------------   --------------    --------------    --------------
Income (loss) from operations                                  6.4              5.7              14.2              12.6
Other income (expense)                                         1.2              0.6               0.5              (0.1)
                                                    --------------   --------------    --------------    --------------
Income (loss) before income taxes                              7.6              6.3              14.7              12.5
Income tax expense (benefit)                                                                      4.5               3.8
                                                    --------------   --------------    --------------    --------------
Net income (loss)                                   $          7.6   $          6.3    $         10.2    $          8.7
                                                    ==============   ==============    ==============    ==============
Basic and diluted net income per
    limited partner unit                            $         0.48   $         0.40
                                                    ==============    ==============
Weighted average number of limited
    partner units outstanding                           15,405,311        15,405,311
                                                    ==============    ==============
BALANCE SHEET DATA:
Working capital (3)                                           --     $         61.3    $         11.2    $          7.1
Total assets                                                  --              314.8             262.8             261.1
Long-term debt                                                --              230.0               1.8               1.7
Total liabilities                                             --              330.7             110.2             108.3
Net Parent investment                                         --               --               151.6             152.8
Partners' equity (deficit)                                    --              (15.9)             --                --
OTHER OPERATING DATA:
Tons sold                                                     15.0              5.6               9.4              15.1
Tons produced                                                 14.1              5.3               8.8              13.4
Revenues per ton sold                               $        23.12   $        23.07    $        23.15    $        23.97
Cost per ton sold (4)                               $        18.75   $        18.30    $        19.01    $        20.14
OTHER FINANCIAL DATA:
EBITDA (5)                                          $         66.7   $         27.3    $         39.4    $         52.5
Net cash provided by (used in) operating activities           --              (14.7)             32.9              50.5
Net cash used in investing activities                         --              (43.1)            (21.5)            (35.6)
Net cash provided by (used in) financing activities           --               65.8             (11.4)            (14.9)
Maintenance capital expenditures (6)                           6.0              6.0              15.5              17.2
                                                                             Predecessor
                                                    --------------------------------------------------------------------


                                                                           Five             Seven
                                                      Year Ended          Months            Months             Year
                                                     December 31,         Ended             Ended             Ended
                                                    --------------     December 31,        July 31,        December 31,
                                                         1997              1996              1996              1995
                                                    --------------    --------------    --------------    --------------
STATEMENT OF OPERATIONS:
Sales and operating revenues
    Coal sales                                      $        305.3    $        133.9    $        184.1    $        294.6
    Other sales and operating revenues                         8.5               4.4               7.5              16.4
                                                    --------------    --------------    --------------    --------------
        Total revenues                                       313.8             138.3             191.6             311.0
                                                    --------------    --------------    --------------    --------------
Expenses
    Operating expenses                                       197.4              79.2             110.7             173.1
    Outside purchases                                         49.8              34.7              45.7              69.7
    General and administrative                                15.4               5.9               7.3              10.9
    Depreciation, depletion and amortization                  33.7              11.9               7.7              24.8
    Interest expense                                          --                --                --                --
    Unusual items (2)                                         --                --                --               107.5
                                                    --------------    --------------    --------------    --------------
        Total expenses                                       296.3             131.7             171.4             386.0
                                                    --------------    --------------    --------------    --------------
Income (loss) from operations                                 17.5               6.6              20.2             (75.0)
Other income (expense)                                         0.5               0.3              --                --
                                                    --------------    --------------    --------------    --------------
Income (loss) before income taxes                             18.0               6.9              20.2             (75.0)
Income tax expense (benefit)                                   4.3              (0.9)              5.5             (32.2)
                                                    --------------    --------------    --------------    --------------
Net income (loss)                                   $         13.7    $          7.8    $         14.7    $        (42.8)
                                                    ==============    ==============    ==============    ==============
Basic and diluted net income per
    limited partner unit
Weighted average number of limited
    partner units outstanding

BALANCE SHEET DATA:
Working capital (3)                                 $         10.3    $         15.9    $         24.6    $         32.4
Total assets                                                 245.8             262.0             270.7             254.9
Long-term debt                                                 1.9              --                --                --
Total liabilities                                             87.0              85.8              85.0              83.9
Net Parent investment                                        158.8             176.2             185.7             171.0
Partners' equity (deficit)                                    --                --                --                --
OTHER OPERATING DATA:
Tons sold                                                     12.4               5.1               6.9              10.9
Tons produced                                                 10.9               3.9               5.3               8.8
Revenues per ton sold                               $        25.31    $        27.12    $        27.77    $        28.53
Cost per ton sold (4)                               $        21.18    $        23.49    $        23.72    $        23.28
OTHER FINANCIAL DATA:
EBITDA (5)                                          $         51.7    $         18.8    $         27.9    $        (50.2)
Net cash provided by (used in) operating activities           53.2              23.0              16.7              16.0
Net cash used in investing activities                        (22.4)            (13.0)            (16.7)            (17.7)
Net cash provided by (used in) financing activities          (30.8)            (10.0)             --                 1.7
Maintenance capital expenditures (6)                          15.2               2.7              10.8              14.9

(1) The unaudited selected pro forma financial and operating data for the year ended December 31, 1999, is based on the historical financial statements of the Partnership from the Partnership's commencement of operations on August 20, 1999, through December 31, 1999, and the Predecessor for the period from January 1, 1999, through August 19, 1999. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed on January 1, 1999. The pro forma adjustments include (a) pro forma interest on debt assumed by the Partnership and (b) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership. The pro forma adjustments do not include approximately $1.0 million of general and administrative expenses that the Partnership believes will be incurred as a result of its being a public entity.

(2) Represents impairment of long-lived assets in 1995 and the net loss incurred during the temporary closing of one of our mining complexes in the second half of 1998. The impairment of long-lived assets in 1995 represents the impairment loss recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" to reduce the net book value of the predecessor entity to the estimated purchase price, net of related transaction fees, from the sale to The Beacon Group and management. The letter of intent for the sale was entered into in December 1995, and the related stock purchase agreement was finalized with an effective date beginning August 1, 1996.

(3) Excludes accounts receivable from affiliates for the Predecessor prior to July 31, 1996. No such receivables are present for the Partnership or the Predecessor for all periods subsequent to July 31, 1996.

(4) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

(5) EBITDA is defined as income (loss) before interest expense, income taxes and depreciation, depletion and amortization. EBITDA has not been adjusted to add back unusual items. EBITDA should not be considered as an alternative to net income, income (loss) before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating our ability to make the minimum quarterly distribution.

(6) Maintenance capital expenditures for the Partnership, as defined under the terms of the partnership agreement, are defined as those capital expenditures required to maintain, over the long term, the operating capacity of our capital assets. Maintenance capital expenditures for the Predecessor reflect our historical designation of maintenance capital expenditures.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The following discussion of the financial condition and results of operations for the Partnership and its Predecessor should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this annual report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see "Item 8. Financial Statements and Supplementary Data. -- Note 1. Organization and Presentation."

         We are a diversified producer and marketer of coal to major United States utilities and industrial users. In 1999, our total production was 14.1 million tons and our total sales were 15.0 million tons. The coal we produced in 1999 was approximately 19.9% low-sulfur coal, 19.9% medium-sulfur coal and 60.2% high-sulfur coal.

         At December 31, 1999, we had approximately 440 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland and West Virginia. We believe we control adequate reserves to implement our currently contemplated mining plans. In addition, there are substantial unleased reserves on adjacent properties that we intend to acquire or lease as our mining operations approach these areas.

         In 1999, approximately 77% of our sales tonnage was consumed by electric utilities with the balance consumed by cogeneration plants and industrial users. Our largest customers in 1999 were Seminole Electric Cooperative, Inc., Tennessee Valley Authority, and Virginia Electric and Power Company. We have had relationships with each of these customers for at least 15 years. In 1999, approximately 75% of our sales tonnage, including approximately 84% of our medium- and high-sulfur coal sales tonnage, was sold under long-term contracts. The balance of our sales were made on the spot market. In June 1999, we entered into a long-term contract to provide 23 million tons of low-sulfur coal to PSI Energy, Inc., a subsidiary of Cinergy Corporation, through December 2012. Our long-term contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices. In 1999, approximately 85% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as scrubbers, to remove sulfur dioxide.

         One of our business strategies is to continue to make productivity improvements to remain a low cost producer in each region in which we operate. Our principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes. Unlike most of our competitors in the eastern United States, we employ a totally union-free workforce. Many of the benefits of the union-free workforce are not necessarily reflected in direct costs, but are related to higher productivity. In addition, while we do not pay our customers' transportation costs, they may be a substantial and often the determining factor in a coal consumer's contracting decision. Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern United States. We believe this gives us a transportation cost advantage compared to many of our competitors.

         In 1998 and 1999, our financial performance was impacted by the following:

         - In January 1998, we acquired the assets that comprise our Hopkins County Coal operations for approximately $7.3 million in cash and direct acquisition costs of $0.8 million. In accordance with our acquisition plan, we spent approximately $9.4 million to rebuild older equipment and purchase new or refurbished equipment. We began to realize higher productivity as a result of these capital investments beginning in the third quarter of 1998 and have continued to realize the full impact of these efficiencies during 1999.

         - In September 1998, we suspended operations at our Pontiki mine and terminated all 267 members of our workforce due to adverse market conditions. While we had originally intended to idle the mine for an indefinite period, we were able to procure a new long-term coal supply agreement with A.E.I. Coal Sales, Inc., justifying re-opening the mine in late 1998. Under this coal supply agreement, we shipped 1.1 million tons during 1999. This agreement provides for the shipment of 1.5 million tons per year during the seven-year period of January 1, 2000, to December 31, 2006. As a result, this operation was restructured with a new mine plan, operating structure, and workforce hired by Excel Mining, LLC, an affiliate of Pontiki Coal, LLC. While idled, the mine incurred a net loss of approximately $5.2 million, consisting of workers' compensation accruals of $1.2 million and severance payments consistent with the WARN Act, of $1.2 million as well as the costs associated with maintaining an idled mine of $2.8 million. The $1.2 million of wage costs associated with the WARN Act have been paid. The $1.2 million of workers' compensation accruals is management's estimate of amounts that may be required to be paid to certain former Pontiki miners who may pursue worker compensation claims. Of this estimated amount, approximately $400,000 is expected to be paid over three years, $500,000 over eight years and $300,000 over thirty years. The timing of these payments is governed by the level and type of award (for example, permanent total disability, permanent partial disability and legal and medical expenses) which management has estimated based on past experience. Other than the $1.2 million of workers' compensation accruals already recorded by Pontiki, we do not believe there are any additional workers' compensation costs to be accrued in connection with the suspension of operations at Pontiki and the termination of its workforce. During late 1998 and early 1999, Pontiki/Excel's cost per ton was adversely impacted by reduced production as the new mine plan was implemented and the mine moved toward its current higher production level.

         - We conduct a coal brokerage business, which markets both steam and metallurgical coals. Because our coal brokerage operations generate lower margins than our direct coal sales, changes in our levels of brokerage activity have a greater impact on revenues than on margins. Since 1996, we have experienced a steady decline in brokerage sales, most of which are for export. These declining volumes are largely attributable to competition from lower cost foreign production. The brokerage business is not expected to be a material part of our business in the future.

RESULTS OF OPERATIONS

      In comparing 1999 to 1998, the Partnership and Predecessor periods for 1999 have been combined. Since the Partnership maintained the historical basis of the Predecessor's net assets, management believes that the combined Partnership and Predecessor results for 1999 are comparable with 1998. The interest expense associated with the debt incurred concurrent with the closing of the IPO is applicable only to the Partnership period. See "Item 8. Financial Statements and Supplementary Data. -- Note 1. Organization and Presentation."

  1999 Compared with 1998

       Coal sales. Coal sales for 1999 declined 3.2% to $345.9 million from $357.4 million for 1998. The decrease of $11.5 million is primarily attributable to lower coal export brokerage volumes partially offset by improved results from the Partnership's restructured Pontiki/Excel operation and full-year benefits from the capital invested at the Hopkins County Coal operation. The lower brokerage volumes are largely attributable to reduced participation in coal export brokerage markets. The brokerage business is not expected to be material in the future. Because the coal brokerage operations generate lower margins than direct coal sales, changes in the levels of brokerage activity have a greater impact on revenues and outside purchases than on margins. Tons sold decreased less than 1.0% to 15.0 million tons for 1999 from 15.1 million tons for 1998. Tons produced increased 5.1% to 14.1 million tons for 1999 from 13.4 million tons for 1998.

         Other sales and operating revenues. Other sales and operating revenues declined 79.0% to $0.9 million for 1999 from $4.5 million from 1998. The decrease of $3.6 million was primarily due to lower volumes at the Mt. Vernon facility due to the dispute with Seminole Electric Cooperative, Inc. See "Item
8. Financial Statements and Supplementary Data. -- Note 14. Commitments and Contingencies."

       Operating expenses. Operating expenses were comparable for 1999 and 1998 at $242.0 million and $237.6 million, an increase of 1.9%.

       Outside purchases. Outside purchases declined 52.8% to $24.2 million for 1999 from $51.2 million for 1998. The decrease of $27.0 million was the result of lower coal export brokerage volumes. See coal sales above concerning the decrease in coal export brokerage volumes.

       General and administrative. General and administrative expenses were comparable for 1999 and 1998 at $15.2 million and $15.3 million, a decrease of less than 1.0%

       Depreciation, depletion and amortization. Depreciation, depletion and amortization expense were comparable for 1999 and 1998 at $39.7 million and $39.8 million, a decrease of less than 1.0%

       Unusual item. In response to market conditions, the Pontiki mine ceased operations and terminated substantially all of its workforce in September 1998. During the idle status period, which ended in November 1998, Pontiki incurred a net loss of approximately $5.2 million consisting of estimated amounts for increased workers' compensation claims of $1.2 million and severance payments consistent with the WARN Act of $1.2 million as well as the costs associated with maintaining an idled mine of $2.8 million.

       Income before income taxes. Income before income taxes increased 67.3% to $21.0 million for 1999 compared to $12.5 million for 1998. The increase of $8.5 million was primarily attributable to improved productivity, which includes the benefits of the restructured operation at Pontiki/Excel following the idle status period of the mine, which resulted in the $5.2 million unusual item recorded in 1998 as discussed above, and the capital investments at the Hopkins County Coal operation, partially offset by the losses incurred at Mt. Vernon due to the dispute with Seminole Electric Cooperative, Inc.

       Income tax expense. The Partnership is a limited partnership. As a result, the Partnership's earnings or losses for federal income taxes purposes will be included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. The Predecessor is included in the consolidated federal income tax return of ARH. Federal and state income taxes are calculated as if the Predecessor had filed its return on a separate company basis utilizing an effective income tax rate of 31%.

         EBITDA. EBITDA (income from operations before net interest expense, income taxes, depreciation, and depletion and amortization) increased 26.9% to $66.7 million for 1999 compared with $52.5 million for 1998. The $14.2 increase is attributable to the same factors that contributed to the increase in income before income taxes.

  1998 Compared With 1997

         Coal sales. Coal sales increased 17.1% to $357.4 million for 1998 from $305.3 million for 1997. Total tons sold increased 21.8% to 15.1 million tons for 1998 from 12.4 million tons for 1997. The increase of $52.1 million in coal sales is attributable primarily to:

          - the acquisition of Hopkins County Coal in January 1998 which accounted for $41.1 million of our increased sales;

          - increased volumes at MC Mining which accounted for $6.8 million of our increased sales; and

          - increased shipments at Dotiki, Pattiki and Mettiki which accounted for $16.1 million of our increased sales.

         The increase in coal sales was partially offset by lower sales at Pontiki/Excel of $16.7 million reflecting lower productivity during 1998 and the temporary suspension of operations in September 1998. Tons produced in 1998 increased 22.9% to 13.4 million tons from 10.9 million tons in 1997.

         Other sales and operating revenues. Other sales and operating revenues decreased 47.7% to $4.5 million for 1998 compared with $8.6 million for 1997. In 1997, other sales included the sale of coke to a foreign steel producer. The decrease of $4.1 million was primarily due to a reduction in these coke sales.

         Operating expenses. Operating expenses increased 20.4% to $237.6 million for 1998 from $197.4 million in 1997. The increase of $40.2 million in operating expenses is attributable primarily to:

          - the acquisition of Hopkins County Coal in January 1998, which accounted for $42.9 million of our increased operating expenses; and

          - increased volumes at MC Mining, which accounted for $6.8 million of our increased operating expenses.

         The increase in operating expenses was partially offset by a reduction of operating expenses of $10.9 million at Pontiki/Excel reflecting lower production during 1998 and the temporary suspension of operations in September 1998. Operating expense per ton sold decreased 4.9% to $20.14 in 1998 from $21.18 in 1997, primarily due to increased productivity at our Dotiki and Pattiki mines, offset by the higher cost per ton at our Pontiki mine.

         Outside purchases. Outside purchases of coal and coke increased 2.8% to $51.2 million in 1998 from $49.8 million in 1997. The increase of $1.4 million was the result of higher coal brokerage volumes offset by a reduction in coke sales.

         General and administrative. General and administrative expenses were comparable for 1998 and 1997 at $15.3 million and $15.4 million, a decrease of less than 1.0%

         Depreciation, depletion and amortization. Depreciation, depletion and amortization increased 18.1% to $39.8 million for 1998 compared with $33.7 million for 1997. The increase of $6.1 million was primarily due to the acquisition of the Hopkins County Coal operation.

         Unusual item. Pontiki/Excel ceased operations from September to November 1998. While idled, the mine incurred a net loss of approximately $5.2 million, consisting of workers' compensation accruals and severance payments consistent with the federal WARN Act, as well as the costs associated with maintaining an idled mine.

         Income tax expense. Income tax expense was $3.9 million for 1998 and $4.3 million for 1997. The effective rate increased to 31% in 1998 compared with 24% in 1997. The increase in the effective rate is primarily attributable to an increase in the deferred tax asset valuation allowance partially offset by the additional benefit of excess of tax over book depletion.

         EBITDA. EBITDA (income from operations before net interest expense, income taxes, depreciation, and depletion and amortization) was comparable for 1998 and 1997 at $52.5 million and $51.7 million, which represents an increase of 1.6%.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

         Cash provided by operating activities was $18.2 million in 1999 compared to $50.5 million in 1998. The decrease in cash flows provided by operating activities is principally attributable to the increase in trade receivables subsequent to the IPO and concurrent transactions that occurred on August 20, 1999. In conjunction with these transactions, the Special GP retained approximately $37.9 million of trade receivables.

         Net cash used in investing activities increased to $64.7 million in 1999 compared to $35.6 million in 1998. The increase in net cash used in investing activities is principally attributable to the purchase of U.S. Treasuries and the capital expenditures described below.

         Net cash provided by financing activities was $54.4 million for 1999 compared to net cash used in financing activities of $14.9 million for 1998. The increase in cash provided by financing activities is principally attributable to the IPO and concurrent transactions that occurred on August 20, 1999.

  Capital Expenditures

         Capital expenditures increased to $39.2 million in 1999 compared to $27.7 million in 1998. The increase is primarily attributable to a major enhancement of the Dotiki preparation plant and a coal reserve acquisition contiguous to the Dotiki mine. The Partnership liquidated approximately $8.4 million of U.S Treasury Notes to fund various qualifying capital expenditures with the remaining expenditures funded through cash generated from operations. We currently expect that our average annual maintenance capital expenditures will be approximately $21.0 million. We currently expect to fund our anticipated capital expenditures with cash generated from operations and the utilization of the revolving credit facility described below.

  Notes Offering and Credit Facility

         Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations under $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into and the Intermediate Partnership assumed the obligations under a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has drawn $50 million under the term loan facility but has not drawn any money under either the working capital facility or the revolving credit facility. The weighted average interest rate on the term loan facility at December 31, 1999, was 7.07%. The credit facility agreement expires August 2004. The senior notes and credit facility are secured by a pledge of the stock of all of the subsidiaries of Alliance Coal, LLC. The senior notes and credit facility contain various restrictions and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt.

  Accruals of Other Liabilities

         We accrue for costs we will incur in the future to satisfy obligations. We have accrued for deferred credits and other liabilities, including current obligations totaling $61.9 million and $64.3 million at December 31, 1999 and 1998. These accruals are chiefly comprised of workers' compensation benefits, black lung benefits, and costs associated with reclamation and mine closing. These obligations are self-insured and are funded at the time the expense is incurred. The accruals of these items are based on estimates of future liabilities, planned legislation and other developments. Thus, from time to time, the Partnership's results of operations may be significantly affected by changes to these deferred credits and other liabilities. See "Item 8. Financial Statements and Supplementary Data. -- Note 11. Reclamation and Mine Closing Costs and Note 12. Pneumoconiosis ("Black Lung") Benefits."

         We are required to pay black lung benefits to eligible and former employees under the Black Lung Benefits Act of 1969, the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977. We also are liable under various state statutes for similar claims. We provide self-insured accruals for present and future liabilities for these benefits. We have accrued liabilities of $22.2 million and $22.7 million for these benefits at December 31, 1999 and 1998.

         We accrue for costs associated with reclamation and mine closing. We have estimated the costs and timing of future reclamation and mine closing costs and recorded those estimates on a present value basis. We have accrued liabilities of $14.8 million and $13.8 million at December 31, 1999 and 1998 for these costs.

         We accrue for workers' compensation claims resulting from traumatic injuries based on actuarial valuations and periodically adjust these estimates based on the estimated costs of claims made. We have accrued liabilities of $19.5 million and $18.1 million at December 31, 1999 and 1998 for these costs.

INFLATION

         Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 1999, 1998 or 1997.

IMPACT OF YEAR 2000 ISSUE

       The year 2000 issue was the result of computer programs being written using two digits rather than four to define the applicable year. Any software, hardware and equipment and embedded chip systems that are date-sensitive may recognize a date using "-00" as the year 1900 rather than the year 2000.

       We completed our year 2000 readiness assessment to identify, remedy and test our year 2000 systems compliance, including but not limited to, financial systems applications, human resources and payroll systems applications, hardware and equipment, and third-party developed software. Our project was completed on schedule during the fourth quarter of 1999. Approximately $0.5 million was incurred to modify, upgrade and/or replace non-compliant systems.

       We have not experienced any significant impact on our systems or operations as a result of the year 2000 issue. We do not expect any significant problems in the future related to the year 2000 issue. However, we will continue to monitor our systems.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Partnership has not determined the impact on its financial statements that may result from adoption of SFAS 133, which is required to be implemented by the Partnership no later than January 1, 2001.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       The table below provides information about the Partnership's market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the Partnership's current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 1999. The carrying amounts and fair values of financial instruments are as follows (in thousands):

                                                                                                                        FAIR VALUE
                                                                                                                        DECEMBER 31,
EXPECTED MATURITY DATES             2000         2001         2002        2003        2004      THEREAFTER     TOTAL        1999
-----------------------          ----------   ----------   ----------  ----------  ----------   ----------   ----------  ----------
Senior Notes-fixed rate          $       --   $       --   $       --  $       --  $       --   $  180,000   $  180,000  $  165,000
Weighted Average interest rate                                                                        8.31%

Term Loan-floating rate          $       --   $    3,750   $   15,000  $   16,250  $   15,000   $       --   $   50,000  $   50,000
Weighted Average interest rate                      7.07%        7.07%       7.07%       7.07%

       Since the long-term debt as of December 31, 1998 was immaterial and the debt was retired during 1999, we did not include a table of long-term debt maturities as of December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of the Managing General Partner and the Partners of Alliance Resource Partners, L.P.:

We have audited the accompanying consolidated balance sheet of Alliance Resource Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 1999 and the combined balance sheet of Alliance Resource Group (the "Predecessor") as of December 31, 1998, the related consolidated and combined statements of income and cash flows for the period from the Partnership's commencement of operations (on August 20, 1999) to December 31, 1999 and the Predecessor period from January 1, 1999 to August 19, 1999 and the years ended December 31, 1998 and 1997 and the statement of Partners' capital (deficit) for the period from the Partnership's commencement of operations (on August 20, 1999) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and the Predecessor at December 31, 1998 and the results of their operations and their cash flows for the period from the Partnership's commencement of operations (on August 20, 1999) to December 31, 1999 and the Predecessor period from January 1, 1999 to August 19, 1999 and the years ended December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
January 26, 2000, except for
Note 20 as to which the dates are
March 17, 2000 and March 23, 2000

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(IN THOUSANDS, EXCEPT UNIT DATA)
--------------------------------------------------------------------------------

                                                                     PARTNERSHIP        PREDECESSOR
                                                                     DECEMBER 31,       DECEMBER 31,
ASSETS                                                                   1999              1998
                                                                    --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                                        $        8,000    $           --
   Trade receivables                                                        33,056            31,268
   Marketable securities (at cost, which approximates fair value)           42,339              --
   Income tax receivable                                                        --               503
   Inventories                                                              21,130            20,055
   Advance royalties                                                         1,557             2,501
   Prepaid expenses and other assets                                           923             1,456
                                                                    --------------    --------------
           Total current assets                                            107,005            55,783

PROPERTY, PLANT AND EQUIPMENT AT COST                                      278,221           240,294
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                 (102,709)          (69,158)
                                                                    --------------    --------------
                                                                           175,512           171,136
OTHER ASSETS:
   Advance royalties                                                         8,306             8,880
   Coal supply agreements, net                                              19,879            24,062
   Other long-term assets                                                    4,112             1,235
                                                                    --------------    --------------
                                                                    $      314,814    $      261,096
                                                                    ==============    ==============

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $       19,377    $       24,527
   Due to affiliates                                                           806                --
   Accrued taxes other than income taxes                                     4,574             4,526
   Accrued payroll and related expenses                                      8,811             9,269
   Accrued interest                                                          5,491                --
   Workers' compensation and pneumoconiosis benefits                         4,317             4,707
   Other current liabilities                                                 2,937             5,302
   Current maturities, long-term debt                                           --               350
                                                                    --------------    --------------
           Total current liabilities                                        46,313            48,681

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities                            230,000             1,687
   Deferred income taxes                                                        --             3,906
   Accrued pneumoconiosis benefits                                          21,655            22,233
   Workers' compensation                                                    15,696            13,934
   Reclamation and mine closing                                             13,407            12,824
   Other liabilities                                                         3,671             5,062
                                                                    --------------    --------------
           Total liabilities                                               330,742           108,327
COMMITMENTS AND CONTINGENCIES
NET PARENT INVESTMENT                                                           --           152,769
PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding                          158,705                --
   Subordinated Unitholder 6,422,531 units outstanding                     123,273                --
   General Partners                                                       (297,906)               --
                                                                    --------------    --------------
           Total Partners' capital (deficit)                               (15,928)               --
                                                                    --------------    --------------
                                                                    $      314,814    $      261,096
                                                                    ==============    ==============

See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
FOR THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON
AUGUST 20, 1999) TO DECEMBER 31, 1999 AND THE PREDECESSOR PERIOD FROM JANUARY 1, 1999 TO AUGUST 19, 1999, AND THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
--------------------------------------------------------------------------------

                                                           PARTNERSHIP                           PREDECESSOR
                                                      --------------------   -----------------------------------------------
                                                              FROM
                                                          COMMENCEMENT              FOR THE
                                                         OF OPERATIONS            PERIOD FROM             YEARS ENDED
                                                      (ON AUGUST 20, 1999)      JANUARY 1, 1999           DECEMBER 31,
                                                              TO                      TO            ------------------------
                                                       DECEMBER 31, 1999        AUGUST 19, 1999        1998          1997
                                                      --------------------   --------------------   ----------    ----------
SALES AND OPERATING REVENUES:
   Coal sales                                         $            128,860   $            217,033   $  357,440    $  305,270
   Other sales and operating revenues                                  358                    577        4,453         8,550
                                                      --------------------   --------------------   ----------    ----------
           Total revenues                                          129,218                217,610      361,893       313,820
                                                      --------------------   --------------------   ----------    ----------

EXPENSES:
   Operating expenses                                               89,945                152,066      237,576       197,422
   Outside purchases                                                 6,429                 17,738       51,151        49,800
   General and administrative                                        6,245                  8,912       15,301        15,417
   Depreciation, depletion and amortization                         15,081                 24,622       39,838        33,667
   Interest expense (net of interest income of $999
      for the partnership period)                                    5,887                    100          169            29
   Unusual item                                                         --                     --        5,211            --
                                                      --------------------   --------------------   ----------    ----------
           Total operating expenses                                123,587                203,438      349,246       296,335
                                                      --------------------   --------------------   ----------    ----------

INCOME FROM OPERATIONS                                               5,631                 14,172       12,647        17,485
OTHER INCOME (EXPENSE)                                                 641                    531         (113)          520
                                                      --------------------   --------------------   ----------    ----------
INCOME BEFORE INCOME TAXES                                           6,272                 14,703       12,534        18,005

INCOME TAX EXPENSE                                                      --                  4,498        3,866         4,288
                                                      --------------------   --------------------   ----------    ----------
NET INCOME                                            $              6,272   $             10,205   $    8,668    $   13,717
                                                      ====================   ====================   ==========    ==========
GENERAL PARTNERS' INTEREST
   IN NET INCOME                                      $                125
                                                      ====================
LIMITED PARTNERS' INTEREST
   IN NET INCOME                                      $              6,147
                                                      ====================
BASIC AND DILUTED NET INCOME
   PER LIMITED PARTNER UNIT                           $               0.40
                                                      ====================
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING                                         15,405,311
                                                      ====================


See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
FOR THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20,
1999) TO DECEMBER 31, 1999 AND THE PREDECESSOR PERIOD FROM JANUARY 1, 1999 TO AUGUST 19, 1999, AND THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      PARTNERSHIP                       PREDECESSOR
                                                                  --------------------    -----------------------------------------
                                                                          FROM
                                                                      COMMENCEMENT             FOR THE
                                                                     OF OPERATIONS           PERIOD FROM           YEARS ENDED
                                                                  (ON AUGUST 20, 1999)     JANUARY 1, 1999         DECEMBER 31,
                                                                           TO                     TO           --------------------
                                                                   DECEMBER 31, 1999       AUGUST 19, 1999       1998        1997
                                                                  --------------------    -----------------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $              6,272    $          10,205    $  8,668    $ 13,717
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion and amortization                                  15,081               24,622      39,838      33,667
      Deferred income taxes                                                         --                  639      (1,750)     (1,937)
      Reclamation and mine closings                                                348                  457         705         339
      Coal inventory adjustment to market                                          729                   --       1,743         547
      Other                                                                       (605)                (114)         34         134
      Changes in operating assets and liabilities, net of effects from 1998 purchase of coal business:
         Trade receivables                                                     (33,048)              (6,521)        229      11,955
         Income tax receivable/payable                                              --                  651       2,482      (3,539)
         Inventories                                                            (1,433)                (371)     (6,563)     (4,229)
         Advance royalties                                                         366                1,153         579       1,856
         Accounts payable                                                       (7,410)                (129)      2,296      (6,216)
         Due to affiliates                                                       3,252                   --          --          --
         Accrued taxes other than income taxes                                    (630)                 678       1,137         293
         Accrued payroll and related benefits                                      844                 (828)        491       1,666
         Accrued pneumoconiosis benefits                                        (1,122)                 544         839         209
         Workers' compensation                                                   2,222                 (460)        817         903
         Other                                                                     452                2,370      (1,048)      3,860
                                                                  --------------------    -----------------    --------    --------
           Total net adjustments                                               (20,954)              22,691      41,829      39,508
                                                                  --------------------    -----------------    --------    --------
           Net cash provided by (used in) operating activities                 (14,682)              32,896      50,497      53,225
                                                                  --------------------    -----------------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchase of business                                                 --                   --      (7,310)         --
   Direct acquisition costs                                                         --                   --        (821)         --
   Purchase of property, plant and equipment                                   (17,173)             (21,984)    (27,669)    (22,436)
   Proceeds from sale of property, plant and equipment                             125                  447         185          49
   Purchase of marketable securities                                           (51,287)                  --          --          --
   Proceeds from sale of marketable securities                                  25,225                   --          --          --
                                                                  --------------------    -----------------    --------    --------
           Net cash used in investing activities                               (43,110)             (21,537)    (35,615)    (22,387)
                                                                  --------------------    -----------------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering (Note 1)                          137,872                   --          --          --
   Cash contribution by General Partner                                          5,917                   --          --          --
   Distributions upon formation (Note 1)                                       (64,750)                  --          --          --
   Payment of formation costs                                                   (4,140)                  --          --          --
   Deferred financing cost                                                      (3,517)                  --          --          --
   Payments on long-term debt                                                   (1,975)                  --        (350)         --
   Distribution to Partners                                                     (3,615)                  --          --          --
   Dividend to Parent                                                               --                   --      (8,642)    (13,795)
   Return of capital to Parent                                                      --              (11,359)     (5,890)    (17,043)
                                                                  --------------------    -----------------    --------    --------
           Net cash provided by (used in) financing activities                  65,792              (11,359)    (14,882)    (30,838)
                                                                  --------------------    -----------------    --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS AND
   BALANCE AT END OF PERIOD                                       $              8,000    $              --    $     --    $     --
                                                                  ====================    =================    ========    ========

See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999) TO DECEMBER 31, 1999
(IN THOUSANDS, EXCEPT UNIT DATA)
--------------------------------------------------------------------------------

                                           NUMBER OF LIMITED                                                               TOTAL
                                             PARTNER UNITS                                                   MINIMUM      PARTNERS'
                                        ------------------------                                GENERAL      PENSION      CAPITAL
                                         COMMON     SUBORDINATED    COMMON      SUBORDINATED   PARTNERS     LIABILITY    (DEFICIT)
                                        ---------   ------------   ---------    ------------   ---------    ---------    ---------
Balance at commencement of
   operations (on August 20, 1999)             --             --   $      --    $          1   $      --      $    --    $       1

   Issuance of units to public          7,750,000             --     133,732              --          --           --      133,732

   Contribution of net assets of
      Predecessor                       1,232,780      6,422,531      23,455         122,186     (24,612)        (459)     120,570

   Managing General Partner
      contribution                             --             --          --              --       5,917           --        5,917

   Amount retained by Special
      General Partner from
      debt borrowings assumed
      by the Partnership                       --             --          --              --    (214,514)          --     (214,514)

   Distribution at time of formation           --             --          --              --     (64,750)          --      (64,750)

   Distribution to Partners                    --             --      (2,066)         (1,477)        (72)          --       (3,615)

   Comprehensive income:

      Net income from commencement
         of operations (on August 20,
         1999) to December 31, 1999            --             --       3,584           2,563         125           --        6,272

      Minimum pension liability                --             --          --              --          --          459          459
                                        ---------   ------------   ---------    ------------   ---------    ---------    ---------

           Total comprehensive income          --             --       3,584           2,563         125          459        6,731
                                        ---------   ------------   ---------    ------------   ---------    ---------    ---------

Balance at December 31, 1999            8,982,780      6,422,531   $ 158,705    $    123,273   $(297,906)   $      --    $ (15,928)
                                        =========   ============   =========    ============   =========    =========    =========


See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS FOR THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999) TO DECEMBER 31, 1999 AND THE PREDECESSOR PERIOD FROM JANUARY 1, 1999 TO AUGUST 19, 1999, AND THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

 1.  ORGANIZATION AND PRESENTATION

     Alliance Resource Partners, L.P. is a Delaware limited partnership that was formed on May 17, 1999, to acquire, own and operate certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH" or "Parent") (formerly known as Alliance Coal Corporation) and substantially all of its operating subsidiaries (collectively, the "Partnership").

     Prior to August 20, 1999, (a) MAPCO Coal Inc., a Delaware corporation and direct wholly-owned subsidiary of ARH merged with and into Alliance Coal, LLC, a Delaware limited liability company ("Alliance Coal"), which prior to August 20, 1999 was also a wholly-owned subsidiary of ARH, (b) several other indirect corporate subsidiaries of ARH were merged with and into corresponding limited liability companies, each of which is a wholly-owned subsidiary of Alliance Coal and (c) two indirect limited liability company subsidiaries of ARH became subsidiaries of Alliance Coal as a result of the merger described in clause (a) above. Collectively, the coal production and marketing assets and operating subsidiaries of ARH acquired by the Partnership are referred to as the Alliance Resource Group (the "Predecessor.") The Delaware limited partnerships and limited liability companies that comprise the Partnership are as follows: Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership"), Alliance Coal, LLC (the holding company for operations), Alliance Land, LLC, Alliance Properties, LLC, Backbone Mountain, LLC, Excel Mining, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, MC Mining, LLC, Mettiki Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, Pontiki Coal, LLC, Toptiki Coal, LLC, Webster County Coal, LLC, and White County Coal, LLC.

     The accompanying consolidated financial statements include the accounts and operations of the limited partnerships and limited liability companies disclosed above and present the financial position as of December 31, 1999 and the results of their operations, cash flows and changes in partners' capital (deficit) for the period from commencement of operations on August 20, 1999 to December 31, 1999. All material intercompany transactions and accounts have been eliminated. The accompanying combined financial statements include the accounts and operations of the Predecessor for the periods indicated. All significant intercompany transactions and accounts have been eliminated.

     Initial Public Offering and Concurrent Transactions

     On August 20, 1999, the Partnership completed its initial public offering (the "IPO") of 7,750,000 Common Units ("Common Units") representing limited partner interests in the Partnership at a price of $19.00 per unit.

     Concurrently with the closing of the IPO, the Partnership entered into a contribution and assumption agreement (the "Contribution Agreement"), dated August 20, 1999, among the Partnership and the other parties named therein, whereby, among other things, ARH contributed its 100% member interest in Alliance Coal, which is the sole member of fourteen subsidiary operating limited liability companies, to the Intermediate Partnership, and the Intermediate Partnership holds a 99.999% non-managing member interest in Alliance Coal. The Partnership and the Intermediate Partnership are managed by Alliance Resource Management GP, LLC, a Delaware limited liability company (the "Managing GP"), which, as a result of the consummation of the transactions under the Contribution Agreement, holds (a) a 0.99% and 1.0001% managing general partner interest in the Partnership and the Intermediate Partnership, respectively, and (b) a 0.001% managing member interest in Alliance Coal. Also, as a result of the consummation of the transactions completed under the Contribution Agreement, Alliance Resource GP, LLC, a Delaware limited liability company and wholly-owned subsidiary of ARH (the "Special GP"), holds, (a) 1,232,780 Common Units, (b)
     6,422,531 Subordinated Units ("Subordinated Units") convertible into Common Units in the future upon the occurrence of certain events and (c) a 0.01% special general partner interest in each of the Partnership and the Intermediate Partnership.

     Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations under a $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into and the Intermediate Partnership assumed the obligations under a $100 million credit facility.

     Consistent with guidance provided by the Emerging Issues Task Force in Issue No. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions", the Partnership maintained the historical cost of the $121 million of net assets received under the Contribution Agreement.

     Analysis of Pro Forma Results of Operations (Unaudited)

     For the years ended December 31, 1999 and 1998, the pro forma total revenues would have been approximately $346,828,000 and $361,893,000, respectively. For the years ended December 31, 1999 and 1998, the pro forma net income (loss) would have been approximately $7,567,000 and $(6,740,000) and net income (loss) per limited partner unit would have been $0.48 and $(0.43), respectively. The pro forma results of operations for the years ended December 31, 1999 and 1998, are derived from the historical financial statements of the Partnership from the commencement of operations on August 20, 1999 through December 31, 1999 and the Predecessor for the period from January 1, 1999 through August 19, 1999, and January 1, 1998 through December 31, 1998. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed on January 1, 1998. The pro forma adjustments include (i) pro forma interest on debt assumed by the Partnership and (ii) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ESTIMATES - The preparation of consolidated and combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated and combined financial statements. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount for accounts receivable, marketable securities and accounts payable approximates fair value because of the short maturity of those instruments. At December 31, 1999, the fair value of long-term debt was approximately $215 million. The fair value of long-term debt is based on interest rates that are currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

     CASH MANAGEMENT - The Partnership maintains its cash management program independent from ARH. However, the Predecessor participated in the cash management program of ARH prior to August 20, 1999. At the end of each business day, the operating cash accounts for the Predecessor were swept to the related operating cash accounts maintained by the treasury function for ARH. The Partnership and Predecessor reclassified outstanding checks of $3,844,000 and $6,308,000 at December 31, 1999 and 1998, respectively, to accounts payable in the consolidated and combined balance sheets.

     MARKETABLE SECURITIES - The Partnership has investments in six month U.S. Treasury notes which secure the term loan facility (Note 7). These investments are classified as available-for-sale debt securities and are restricted for the sole purpose of funding capital expenditures. At December 31, 1999, the cost of these investments approximates fair value and no effect of unrealized gains (losses) is reflected in Partners' capital (deficit).

     INVENTORIES - Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supplies inventories are stated at the lower of cost or market on an average cost basis.

     PROPERTY, PLANT AND EQUIPMENT - Additions and replacements constituting improvements are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred. Depreciation and amortization is computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine (9 to 15 years at revaluation date of August 1, 1996), whichever is less and for 5 years on certain assets related to the 1998 business acquisition. Depreciable lives for mining equipment and processing facilities range from 1 to 15 years. Depreciable lives for land and land improvements and depletable lives for mineral rights range from 5 to 15 years. Depreciable lives for buildings, office equipment and improvements range from 1 to 13 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage.

     LONG-LIVED ASSETS - The Partnership reviews the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of an impairment is measured by the difference between the carrying value and the fair value of the asset, which is based on cash flows from that asset, discounted at a rate commensurate with the risk involved.

     ADVANCE ROYALTIES - Rights to coal mineral leases are often acquired through advance royalty payments. Management assesses the recoverability of royalty prepayments based on estimated future production and capitalizes these amounts accordingly. Royalty prepayments expected to be recouped within one year are classified as a current asset. As mining occurs on those leases, the royalty prepayments are included in the cost of mined coal. Royalty prepayments estimated to be nonrecoverable are expensed.

     COAL SUPPLY AGREEMENTS - The Predecessor purchased the coal operations of MAPCO Inc. effective August 1, 1996, in a business combination using the purchase method of accounting. A portion of the acquisition costs was allocated to coal supply agreements. This allocated cost is being amortized on the basis of coal shipped in relation to total coal to be supplied during the respective contract term. The amortization periods end on various dates from September 2002 to December 2005. Accumulated amortization for coal supply agreements was $18,584,000 and $14,401,000 at December 31, 1999 and 1998, respectively.

     RECLAMATION AND MINE CLOSING COSTS - Estimates of the cost of future mine reclamation and closing procedures of currently active mines are recorded on a present value basis. Those costs relate to sealing portals at underground mines and to reclaiming the final pit and support acreage at surface mines. Other costs common to both types of mining are related to removing or covering refuse piles and settling ponds and dismantling preparation plants and other facilities and roadway infrastructure. Ongoing reclamation costs principally involve restoration of disturbed land and are expensed as incurred during the mining process.

     WORKERS' COMPENSATION AND PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS - The Partnership is self-insured for workers' compensation benefits, including black lung benefits. The Partnership accrues a workers' compensation liability for the estimated present value of current and future workers' compensation benefits based on actuarial valuations.

     INCOME TAXES - No provision for income taxes related to the operations of the Partnership is included in the accompanying consolidated financial statements because, as a Partnership, it is not subject to federal or state income tax and the tax effect of its activities accrues to the unitholders. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

     The Predecessor is included in the combined U.S. income tax returns of ARH. The Predecessor has provided for income taxes on its separate taxable income and other tax attributes. Deferred income taxes are computed based on recognition of future tax expense or benefits, measured by enacted tax rates, that are attributable to taxable or deductible temporary differences between financial statement and income tax reporting bases of assets and liabilities.

     REVENUE RECOGNITION - Revenues are recognized when coal is shipped from the mine. Revenues not arising from coal sales, which primarily consist of transloading fees, are included in operating revenues and are recognized as services are performed.

     NET INCOME PER UNIT - Basic and diluted net income per unit is determined by dividing net income, after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 15,405,311 units as of December 31, 1999).

     SEGMENT REPORTING - The Partnership has no reportable segments due to its operations consisting solely of producing and marketing coal. The Partnership has disclosed major customer sales information (Note 15) and geographic areas of operation (Note 16).

     NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Partnership has not determined the impact on its financial statements that may result from adoption of SFAS 133, which is required no later than January 1, 2001.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 and 1997 combined financial statements to conform to the classifications used in 1999.

3.   BUSINESS ACQUISITION

     Effective January 23, 1998, the Predecessor acquired substantially all of the assets and assumed certain liabilities, excluding working capital, of an unrelated coal company's west Kentucky coal operations, now Hopkins County Coal, LLC, for cash of approximately $7,310,000 and direct acquisition costs of $821,000. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values of $25,320,000 and $17,189,000, respectively. The results of operations are included in the Partnership's consolidated and combined financial statements from the acquisition date and are not considered significant.

4.   UNUSUAL ITEM

     In response to market conditions, one of the Predecessor's operating mines ceased operations and terminated all of its workforce in September 1998. Management planned to maintain the mine in an indefinite idle status pending improvement in market conditions. Shortly after the mine closure, the management executed a long term coal supply contract for the mine and the mine resumed production in late 1998. During the idle status period, the mine incurred a net loss of approximately

     $5,211,000 consisting of estimated amounts for increased workers' compensation claims of $1,200,000 and severance payments consistent with the federal Worker Adjustment and Returning Notification, or "WARN" Act, of $1,200,000 as well as the costs associated with maintaining the idled mine of $2,811,000.

5.   INVENTORIES

     Inventories consist of the following at December 31, (in thousands):

                                                                    PARTNERSHIP    PREDECESSOR
                                                                       1999           1998
                                                                    -----------    -----------
     Coal                                                            $   15,180     $   14,308
     Supplies                                                             5,950          5,747
                                                                     ----------     ----------

                                                                     $   21,130     $   20,055
                                                                     ==========     ==========

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at December 31, (in thousands):

                                                                    PARTNERSHIP    PREDECESSOR
                                                                       1999           1998
                                                                    -----------    -----------
     Mining equipment and processing facilities                      $  236,252     $  214,016
     Land and mineral rights                                             17,282          7,387
     Buildings, office equipment and improvements                        17,780         16,130
     Construction in progress                                             6,907          2,761
                                                                     ----------     ----------
                                                                        278,221        240,294
     Less accumulated depreciation, depletion and amortization         (102,709)       (69,158)
                                                                     ----------     ----------

                                                                     $  175,512     $  171,136
                                                                     ==========     ==========

7.   LONG-TERM DEBT

     Long-term debt consists of the following at December 31, (in thousands):

                                                                    PARTNERSHIP    PREDECESSOR
                                                                       1999           1998
                                                                    -----------    -----------
     Senior notes                                                    $  180,000     $       --
     Term loan                                                           50,000             --
     Promissory note, net of discount of $764 at December 31, 1998           --          2,037
                                                                     ----------     ----------
                                                                        230,000          2,037
     Less current maturities                                                 --           (350)
                                                                     ----------     ----------

                                                                     $  230,000     $    1,687
                                                                     ==========     ==========

     The Special GP issued and the Intermediate Partnership assumed obligations under a $180 million principal amount of senior notes pursuant to a Note Purchase Agreement with a group of institutional investors in a private placement offering. The senior notes are payable in ten annual installments of $18 million beginning in August 2005 and bear interest at 8.31%, payable semi-annually.

     The Special GP also entered into and the Intermediate Partnership assumed obligations under a $100 million credit facility consisting of three tranches, including a $50 million term loan facility, a $25 million working capital facility, and a $25 million revolving credit facility. In connection with the closing of the IPO, the Special GP borrowed $50 million under the term loan facility and the Special GP and Intermediate Partnership purchased $50 million of U.S. Treasury Notes, which secure the term loan. The U.S. Treasury Notes may be liquidated for the sole purpose of funding capital expenditures. As of December 31, 1999, the Partnership had liquidated approximately $8.4 million of U.S. Treasury Notes to fund various qualifying capital expenditures.

     The working capital facility can be used to provide working capital and, if necessary, to fund distributions to unitholders. The revolving credit facility can be used for general business purposes, including capital expenditures and acquisitions. The rate of interest charged is adjusted quarterly based on a pricing grid which is a function of the ratio of the Partnership's debt to cash flow. The credit facility provides the Partnership the option of borrowing at either (1) the London Interbank Offered Rate ("LIBOR") or (2) the "Base Rate" which is equal to the greater of (a) the Chase Prime Rate, or (b) the Federal Funds Rate plus 1/2 of 1%, plus, in either option, an applicable margin. The weighted average interest rate on the term loan facility at December 31, 1999 was 7.07%. In accordance with the pricing grid, a commitment fee ranging from 0.375% to 0.500% per annum is paid quarterly on the unused portion of the working capital and revolving credit facilities. There were no amounts outstanding under the Partnership's working capital facility or revolving credit facility as of December 31, 1999. The credit facility expires August 2004.

     The senior notes and credit facility are secured by a pledge of the stock of all the subsidiaries of Alliance Coal. The senior notes and credit facility contains various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the credit facility and senior notes at December 31, 1999.

     The Partnership incurred debt issuance costs aggregating approximately $3,517,000, which have been deferred and are being amortized as a component of interest expense over the term of the notes.

     Aggregate maturities of long-term debt are as follows (in thousands):

          YEAR ENDING
          DECEMBER 31,
              2000                                                $        --
              2001                                                      3,750
              2002                                                     15,000
              2003                                                     16,250
              2004                                                     15,000
              Thereafter                                              180,000
                                                                  -----------
                                                                  $   230,000
                                                                  ===========

8.   DISTRIBUTIONS OF AVAILABLE CASH

     The Partnership will distribute 100% of its available cash within 45 days after the end of each quarter to unitholders of record and to the General Partners. Available cash is generally defined as all cash and cash equivalents of the Partnership on hand at the end of each quarter less reserves established by the Managing GP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the proper conduct of the Partnership's business, the payment of debt principal and interest and to provide funds for future distributions.

     Distributions of available cash to the holder of Subordinated Units are subject to the prior rights of holders of Common Units to receive the minimum quarterly distribution ("MQD") for each quarter during the subordination period and to receive any arrearages in the distribution of the MQD on the Common Units for the prior quarters during the subordination period. The MQD is $0.50 per unit ($2.00 per unit on an annual basis). Upon expiration of the subordination period, which will generally not occur before September 30, 2004, all Subordinated Units will be converted on a one-for-one basis into Common Units and will then participate, on a pro rata basis with all other Common Units in future distributions of available cash. However, under certain circumstances, up to 50% of the Subordinated Units may convert into Common Units on or after September 30, 2003. Common Units will not accrue arrearages with respect to distributions for any quarter after the subordination period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

     If quarterly distributions of available cash exceed the MQD or the target distributions levels, the General Partners will receive distributions based on specified increasing percentages of the available cash that exceeds the MQD or target distribution level. The target distribution levels are based on the amounts of available cash from the Partnership's operating surplus distributed for a given quarter that exceed distributions for the MQD and common unit arrearages, if any.

     For the 42-day period from the Partnership's commencement of operations (on August 20, 1999) through September 30, 1999, the Partnership paid a pro-rata MQD distribution of $0.23 per unit on its outstanding Common and Subordinated Units amounting to approximately $3,543,000. On January 26, 2000, the Partnership declared a MQD, for the period from October 1, 1999 to December 31, 1999, of $0.50 per unit on its outstanding Common and Subordinated Units totaling approximately $7,703,000.

9.   INCOME TAXES

     The Predecessor recognized a deferred tax asset for the future tax benefits attributable to deductible temporary differences and other credit carryforwards to the extent that realization of such benefits was more likely than not. Realization of these future tax benefits was dependent on the Predecessor's ability to generate future taxable income, which was not assured. Management for the Predecessor believed that future taxable income would be sufficient to recognize only a portion of the tax benefits and had established a valuation allowance.

     Due to the Predecessor's inclusion in ARH's consolidated U.S. income tax returns, ARH allocated alternative minimum tax to the Predecessor. The Predecessor had alternative minimum tax credit carryforwards of $2,361,000 at December 31, 1998 that were available for use in ARH's consolidated U.S. income tax returns in future periods. A valuation allowance was established for the total estimated future tax effects of the alternative minimum tax credit carryforwards since utilization on future U.S. income tax returns was not being considered more likely than not.

     Concurrent with the closing of the IPO, on August 20, 1999 and in connection with the Contribution Agreement, ARH retained the current and deferred income taxes of the Predecessor.

      The tax effects of significant items comprising the Predecessor's net deferred tax liability at December 31, 1998 are as follows (in thousands):

      Deferred tax liabilities:
         Differences between book and tax basis of property            $   18,489
         Differences between book and tax basis of advance royalties        1,238
         Other                                                              2,601
                                                                       ----------
                 Deferred tax liability                                    22,328
                                                                       ----------

      Deferred tax assets:
         Accrued workers' compensation and pneumoconiosis benefits         14,856
         Accrued reclamation and mine closing                               5,520
         Accrued expenses not currently deductible                          4,349
         Coal supply agreements                                             5,838
         Alternative minimum tax credit carryforwards for future use
            in ARH tax returns                                              2,361
                                                                       ----------
                                                                           32,924
        Valuation allowance                                               (14,502)
                                                                       ----------
                 Deferred tax asset                                        18,422
                                                                       ----------

                 Net deferred tax liability                            $    3,906
                                                                       ==========

      Income before income taxes is derived from domestic operations. Significant components of income taxes are as follows (in thousands):

                             FOR THE
                            PERIOD FROM           YEARS ENDED
                          JANUARY 1, 1999         DECEMBER 31,
                                TO           --------------------
                          AUGUST 19, 1999     1998         1997
                          ---------------    --------    --------
     Current:
        Federal           $         3,376    $  4,815    $  5,184
        State                         483         801       1,041
                          ---------------    --------    --------
                                    3,859       5,616       6,225
     Deferred:
        Federal                       595      (1,531)     (1,695)
        State                          44        (219)       (242)
                          ---------------    --------    --------
                                      639      (1,750)     (1,937)
                          ---------------    --------    --------

     Income tax expense   $         4,498    $  3,866    $  4,288
                          ===============    ========    ========

     A reconciliation of the statutory U.S. federal income tax rate and the Predecessor's effective income tax rate is as follows:

                                                     FOR THE
                                                   PERIOD FROM           YEARS ENDED
                                                  JANUARY 1, 1999        DECEMBER 31,
                                                        TO           ----------------------
                                                  AUGUST 19, 1999      1998          1997
                                                  ---------------    ---------    ---------
          Statutory rate                                       35%          35%          35%
          Increase (decrease) resulting from:
             Excess of tax over book depletion                (21)         (29)         (21)
             Alternative minimum tax credit
                carryforwards                                   3            6            7
             State income taxes, net of federal
                benefit                                         3            4            4
             Valuation allowance                               10           14           (3)
             Other                                              1            1            2
                                                  ---------------    ---------    ---------

          Effective income tax rate                            31%          31%          24%
                                                  ===============    =========    =========

10.  EMPLOYEE BENEFIT PLANS

     LONG-TERM INCENTIVE PLAN - Effective January 1, 2000, the Managing GP adopted a Long-Term Incentive Plan (the "LTIP") for the benefit of providing incentive compensation awards to its employees, non-employee directors, and employees of the Partnership. Annual grant levels for designated participants are recommended by the chief executive officer of the Managing GP, subject to the review and approval of the Compensation Committee. Grants are made either of restricted units, which are "phantom" units that entitle the grantee to receive a Common Unit or an equivalent amount of cash upon the vesting of a phantom unit, or options to purchase Common Units. Common Units to be delivered upon the vesting of restricted units will be acquired by the Managing GP in the open market or directly from ARH or any other third party. The aggregate number of units reserved for issuance under the LTIP is 600,000. Effective January 1, 2000, the Compensation Committee approved initial grants of 142,100 restricted units, which vest on September 30, 2002. The Partnership agreement provides that the Managing GP be reimbursed for all compensation expenses incurred on behalf of the Partnership.

     DEFINED CONTRIBUTION PLANS - The Partnership's employees currently participate in a defined contribution profit sharing and savings plan sponsored by the Partnership, which is the same plan sponsored by the Predecessor. This plan covers substantially all employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The Partnership makes contributions based on matching 75% of employee contributions up to 3% of their annual compensation as well as an additional nonmatching contribution of 3/4 of 1% of their compensation. Additionally, the Partnership contributes a defined percentage of eligible earnings for employees not covered by the defined benefit plan described below. The Partnership's expense for its plan was approximately $715,000 for the period from August 20, 1999 to December 31, 1999. The Predecessor's expense for the plan was $1,226,000 for the period from January 1, 1999 to August 19, 1999, $1,944,000 and $1,542,000 for the
     years ended December 31, 1998 and 1997, respectively.

     DEFINED BENEFIT PLANS - Substantially all employees at the mining operations participate in a defined benefit plan sponsored by the Partnership, which is the same plan sponsored by the Predecessor.

     The benefit formula is a fixed dollar unit based on years of service.

     The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 1999 and 1998 and the funded status of the plans reconciled with amounts reported in the Partnership's consolidated and the Predecessor's combined financial statements at December 31, 1999 and 1998, respectively. The Partnership and Predecessor periods for 1999 have been combined. Since the Partnership maintained the historical basis of the Predecessor's net assets, management believes that the combined Partnership and Predecessor amounts for 1999 are comparable with 1998 (dollars in thousands):

                                                                COMBINED
                                                         PARTNERSHIP/PREDECESSOR         PREDECESSOR
                                                                  1999                       1998
                                                                ----------                ----------
CHANGE IN BENEFIT OBLIGATIONS:
   Benefit obligations at beginning of year                     $    6,742                $    3,501
   Service cost                                                      2,107                     2,980
   Interest cost                                                       452                       240
   Actuarial (gain) loss                                            (1,435)                      166
   Benefits paid                                                       (92)                     (145)
                                                                ----------                ----------
   Benefit obligation at end of year                            $    7,774                $    6,742
                                                                ----------                ----------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year                    2,911                        --
   Employer contribution                                             4,736                     2,940
   Actual return on plan assets                                        710                       116
   Benefits paid                                                       (92)                     (145)
                                                                ----------                ----------
   Fair value of plan assets at end of year                          8,265                     2,911
                                                                ----------                ----------

   Funded status                                                       491                    (3,831)

   Unrecognized prior service cost                                     332                       380
   Unrecognized actuarial (gain) loss                               (1,273)                      459
                                                                ----------                ----------

           Net amount recognized                                $     (450)               $   (2,992)
                                                                ==========                ==========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
   Discount rate                                                      7.75%                     6.75%
   Expected return on plan assets                                     9.00%                     9.00%

COMPONENTS OF NET PERIODIC BENEFIT COST:
   Service cost                                                 $    2,107                $    2,980
   Interest cost                                                       452                       240
   Expected return on plan assets                                     (413)                     (135)
   Prior service cost                                                   48                        48
                                                                ----------                ----------
           Net periodic benefit cost                            $    2,194                $    3,133
                                                                ==========                ==========

           Effect on minimum pension liability                  $     (459)               $      186
                                                                ==========                ==========

11.  RECLAMATION AND MINE CLOSING COSTS

     The majority of the Partnership's operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations, among other requirements, require restoration of property in accordance with specified standards and an approved reclamation plan. The Partnership has estimated the costs and timing of future reclamation and mine closing costs and recorded those estimates on a present value basis using a 6% discount rate.

     Discounting resulted in reducing the accrual for reclamation and mine closing costs by $5,489,000 and $6,738,000 at December 31, 1999 and 1998,
     respectively. Estimated payments of reclamation and mine closing costs as of December 31, 1999 are as follows (in thousands):

2000                                                                    $       1,389
2001                                                                              699
2002                                                                              727
2003                                                                            1,141
2004                                                                            1,566
Thereafter                                                                     14,763
                                                                         ------------

Aggregate undiscounted reclamation and mine closing                            20,285
Effect of discounting                                                           5,489
                                                                         ------------

Total reclamation and mine closing costs                                       14,796
Less current portion                                                            1,389
                                                                         ------------

Reclamation and mine closing costs                                       $     13,407
                                                                         ============

     The following table presents the activity affecting the reclamation and mine closing liability (in thousands):

                                       PARTNERSHIP                      PREDECESSOR
                                     -----------------    -----------------------------------------
                                          FROM
                                       COMMENCEMENT          FOR THE
                                      OF OPERATIONS         PERIOD FROM           YEAR ENDED
                                    (ON AUGUST 20, 1999)  JANUARY 1, 1999         DECEMBER 31,
                                            TO                  TO           ----------------------
                                     DECEMBER 31, 1999    AUGUST 19, 1999       1998        1997
                                     -----------------    ---------------    ---------    ---------
Beginning balance                    $          13,856    $        13,800    $   5,439    $   5,313
Accrual                                            348                457          705          339
Payments                                          (394)              (401)      (1,544)        (213)
Allocation of liability associated
   with acquisition                                986                 --        9,200           --
                                     -----------------    ---------------    ---------    ---------

Ending balance                       $          14,796    $        13,856    $  13,800    $   5,439
                                     =================    ===============    =========    =========

12.  PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS

     Certain mine operating entities of the Partnership are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees and former employees and their dependents. These subsidiaries provide self-insurance accruals, determined by independent actuaries, at the present value of the actuarially computed present and future liabilities for such benefits. The actuarial studies utilize a 6% discount rate and various assumptions as to the frequency of future claims, inflation, employee turnover and life expectancies.

     The cost or reduction of cost due to change in the estimate of black lung benefits charged (credited) to operations for the period from the Partnership's commencement of operations on August 20, 1999 to December 31, 1999 and for the Predecessor period from January 1, 1999 to August 19, 1999, and the years ended December 31, 1998 and 1997 was $(1,028,000), $726,000, $1,139,000, and $1,252,000, respectively.

13.  RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides that the Managing GP and its affiliates be reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership including management's salaries and related benefits, accounting, treasury, land administration, environmental and permitting management, disability and workers' compensation management, legal and information technology services. The Managing GP may determine in its sole discretion the expenses that are allocable to the Partnership. Total costs reimbursed to the Managing GP and its affiliates by the Partnership were approximately $1,283,000 for the period from the Partnership's commencement of operations on August 20, 1999 to December 31, 1999.

     ARH allocated certain direct and indirect general and administrative expenses to the Predecessor. These allocations were primarily based on the relative size of the direct mining operating costs incurred by each of the mine locations of the Predecessor. The allocations of general and administrative expenses to the Predecessor were approximately $2,982,000, $2,595,000 and $2,942,000 for the period from January 1, 1999 to August 19, 1999 and for the years ended December 31, 1998 and 1997, respectively. Management is of the opinion that the allocations used are reasonable and appropriate.

     During November 1999, the Managing GP was authorized by its Board of Directors to purchase up to 1.0 million Common Units of the Partnership. As of December 31, 1999 the Managing GP had purchased 164,000 Common Units in the open market at prevailing market prices.

14.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS - The Partnership leases buildings and equipment under operating lease agreements which provide for the payment of both minimum and contingent rentals. Rent expense under all operating leases was $801,000, $496,000, $1,169,000, and $1,142,000 for the period from the
     Partnership's commencement of operations on August 20, 1999 to December 31, 1999 and the Predecessor period from January 1, 1999 to August 19, 1999, and the years ended December 31, 1998 and 1997, respectively.

     Future minimum payments under operating leases are $2.9 million in total of which $452,000 is payable each year in 2000 and 2001, $408,000 in 2002,
     $274,000 in 2003, $284,000 in 2004 and $1,063,000 thereafter.

     CONTRACTUAL COMMITMENTS - In connection with development of a new mining complex, the Partnership has entered into contractual commitments for mine construction of approximately $6.8 million at December 31, 1999.

     TRANSLOADING FACILITY DISPUTE - The Partnership is currently involved in litigation with Seminole Electric Cooperative, Inc. ("Seminole") with respect to a long-term contract for the transloading of coal from rail to barge through the Partnership's terminal in Indiana. Seminole has filed a lawsuit to terminate this contract and is seeking declaratory judgment as to the damages owed to the Partnership. The provisions of the contract stipulate the calculation of damages to be paid in the event of breach. Rather than pay the amount of damages stipulated, Seminole is seeking the court's agreement that the proper damage award should be calculated based on the Partnership's loss of net profits from the terminal for the term of the agreement.

     Seminole has ceased transloading any coal shipments through this terminal and is transporting coal deliveries under the supply contract by rail. The Partnership is currently exploring alternative uses for this terminal. The Partnership intends to vigorously defend its contract rights and believes that it will prevail in the determination of the amount of damages Seminole owes under the contract and believes those damages will be in excess of the carrying value of this terminal.

     GENERAL LITIGATION - The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Partnership's business, combined financial position or results of operations.

15.  SIGNIFICANT CUSTOMERS

     The Partnership has significant long-term coal supply agreements some of which contain price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, when the coal is sold other than FOB the mine, changes in railroad and/or barge freight rates. Sales to major customers which exceed ten percent of total net sales are as follows (in thousands):

                  PARTNERSHIP                     PREDECESSOR
             --------------------   ---------------------------------------
                    FROM
                COMMENCEMENT           FOR THE
                OF OPERATIONS        PERIOD FROM           YEARS ENDED
             (ON AUGUST 20, 1999)   JANUARY 1, 1999       DECEMBER 31,
                     TO                    TO         ---------------------
              DECEMBER 31, 1999     AUGUST 19, 1999     1998        1997
             --------------------   ---------------   ---------   ---------
Customer A   $             26,970   $        40,685   $  56,351   $  40,297
Customer B                 20,512            34,686      56,280      50,219
Customer C                 16,090            31,315      69,651      57,382

     The coal supply agreements with customer A expire at dates between 2000 and 2003. The coal supply agreements with customers B and C expire in 2006 and 2010, respectively.

16.  GEOGRAPHIC INFORMATION

     Included in the consolidated and combined financial statements are the following revenues and long-lived assets relating to geographic locations (in thousands):

                                  PARTNERSHIP                     PREDECESSOR
                             --------------------   ---------------------------------------
                                    FROM
                                 COMMENCEMENT          FOR THE
                                 OF OPERATIONS        PERIOD FROM          YEARS ENDED
                             (ON AUGUST 20, 1999)   JANUARY 1, 1999        DECEMBER 31,
                                      TO                  TO          ----------------------
                              DECEMBER 31, 1999     AUGUST 19, 1999     1998        1997
                             --------------------   ---------------   ---------   ---------
Revenues:
   United States             $            129,218   $       211,740   $ 330,312   $ 267,096
   Other foreign countries                     --             5,870      31,581      46,724
                             --------------------   ---------------   ---------   ---------
                             $            129,218   $       217,610   $ 361,893   $ 313,820
                             ====================   ===============   =========   =========

Long-lived assets:
   United States             $            203,697   $       200,057   $ 204,078   $ 193,085
   Other foreign countries                     --                --          --          --
                             --------------------   ---------------   ---------   ---------
                             $            203,697   $       200,057   $ 204,078   $ 193,085
                             ====================   ===============   =========   =========

17.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Partnership's and Predecessor's supplemental disclosure of cash flow information and other non-cash investing and financing activities were as follows (in thousands):

                                                   PARTNERSHIP                    PREDECESSOR
                                               --------------------   ---------------------------------------
                                                      FROM
                                                   COMMENCEMENT           FOR THE
                                                   OF OPERATIONS        PERIOD FROM         YEARS ENDED
                                               (ON AUGUST 20, 1999)   JANUARY 1, 1999       DECEMBER 31,
                                                       TO                   TO          ---------------------
                                                DECEMBER 31, 1999     AUGUST 19, 1999     1998        1997
                                               --------------------   ---------------   ---------   ---------
Cash paid for:
   Interest                                    $              1,173   $            --   $      --   $      --
   Income taxes paid through
      Parent (Note 9)                                            --             3,504       3,135       9,764

Non-cash investing and financing activities:
   Debt transferred from Special GP                         230,000                --          --          --
   Marketable securities transferred                                               --          --          --
      from Special GP                                        15,486                --          --          --
   Issuance of promissory note for                                                                         --
      acquisition of minerals and
      other assets                                               --                --          --       2,186

18.  NET PARENT INVESTMENT

     The Net Parent Investment in the Predecessor is comprised of the following for the period from January 1, 1999 through August 19, 1999 and the years ended December 31, 1998 and 1997 (in thousands):

Predecessor balance, January 1, 1997                                  $ 176,213
   Net income                                                            13,717
   Dividends to Parent                                                  (13,795)
   Return of capital to Parent                                          (17,043)
   Other                                                                   (273)
                                                                      ---------
Predecessor balance, December 31, 1997                                  158,819
   Net income                                                             8,668
   Dividends to Parent                                                   (8,642)
   Return of capital to Parent                                           (5,890)
   Other                                                                   (186)
                                                                      ---------
Predecessor balance, December 31, 1998                                  152,769
   Net income                                                            10,205
   Return of capital to Parent                                          (11,359)
                                                                      ---------

Predecessor balance, August 19, 1999                                  $ 151,615
                                                                      =========

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     On August 20, 1999, the Partnership completed its IPO in which the Partnership became the successor to the business of the Predecessor. Accordingly, no recognition has been given to income taxes in the financial statements of the Partnership as income taxes will be borne by the partners and not the Partnership. Additionally, interest expense associated with the debt incurred concurrent with the closing of the IPO is applicable only to the Partnership period. Accordingly, the quarterly operating results prior to August 20, 1999 are not necessarily comparable to subsequent periods.

     A summary of the quarterly operating results for the Partnership and Predecessor is as follows (in thousands, except unit and per unit data):

                                       PREDECESSOR                                  PARTNERSHIP
                          --------------------------------------   -------------------------------------------
                                                                         FROM
                                                                      COMMENCEMENT
                               QUARTER ENDED         JULY 1, 1999     OF OPERATIONS
                          ------------------------        TO       (ON AUGUST 20, 1999)
                           MARCH 31,     JUNE 30,      AUGUST 19,           TO                QUARTER ENDED
                             1999          1999          1999       SEPTEMBER 30, 1999     DECEMBER 31, 1999
                          ----------   ------------   ----------   --------------------   --------------------
Revenues                  $   83,062   $     86,745   $   47,803   $             44,052   $             85,166
Operating income               4,273          6,995        3,004                  5,019                  6,499
Net income                     2,969          4,934        2,302                  3,509                  2,763

Basic and diluted net
   income per unit                --             --           --   $               0.22   $               0.18
Weighted average number
   of units outstanding           --             --           --             15,405,311             15,405,311

                                                                          PREDECESSOR
                                                                         QUARTER ENDED
                                                  ------------------------------------------------------------
                                                   MARCH 31,       JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                     1998            1998         1998(1)           1998(1)
                                                  ----------     ------------   -------------     ------------

Revenues                                          $   88,322     $   90,969     $      98,428     $     84,174
Operating income                                       4,750            929             2,484            4,653
Net income                                             3,324            672             1,611            3,061


     (1) In response to market conditions, the Pontiki mine ceased operation and terminated substantially all of its workforce in September 1998. During the idle status period, which ended in late 1998, Pontiki incurred a net loss of approximately $5.2 million, $3.8 million was recorded in the quarter ended September 30, 1998 and $1.4 million was recorded in the quarter ended December 31, 1998 (Note 4).

     Operating income in the above table represents income from operations before interest expense.

20.  SUBSEQUENT EVENTS

     On March 17, 2000, the Special GP exercised two separate options and paid approximately $2.0 million, for the rights to acquire substantial tracts of coal reserves in western Kentucky. Upon completion of the acquisition, the Special GP may elect to either lease or assign the coal reserves to the Partnership in return for payment of all amounts the Special GP expends in connection with the coal reserve acquisition. The closing is anticipated to occur during the third quarter of 2000, however, the Special GP can make no assurances that it will be able to consummate the transaction.

     On March 23, 2000, the Partnership entered into an arrangement with the Special GP for construction of a coal preparation plant and ancillary facilities (collectively the "coal preparation plant") at a new mining complex currently under development. Under the terms of the arrangement, the Special GP is constructing the coal preparation plant at an anticipated cost of approximately $23.1 million and has the option to sell or lease the coal preparation plant to the Partnership when construction is completed. At December 31, 1999, the Partnership has incurred and capitalized costs of approximately $300,000 related to site preparation for the coal preparation plant at the mining complex.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

     As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our managing general partner. The following table shows information for the directors and executive officers of the Managing GP. Executive officers and directors are elected for one-year terms.

NAME                               AGE        POSITION WITH THE MANAGING GENERAL PARTNER
----                               ---        ------------------------------------------
Joseph W. Craft  III               49         President, Chief Executive Officer and Director

Thomas L. Pearson                  46         Senior Vice President - Law and Administration,
                                              General Counsel and Secretary

Michael L. Greenwood               44         Senior Vice President - Chief Financial Officer and
                                              Treasurer

Charles R. Wesley                  46         Senior Vice President - Operations

Gary J. Rathburn                   49         Senior Vice President - Marketing

John J. MacWilliams                44         Director

Preston R. Miller, Jr.             51         Director

John P. Neafsey                    60         Director

John H. Robinson                   49         Director

Paul R. Tregurtha                  65         Director

         Joseph W. Craft III has worked for us since 1980. Prior to the formation of ARH, Mr. Craft was a Senior Vice President of MAPCO Inc., serving as General Counsel and Chief Financial Officer and since 1986 as President of MAPCO Coal Inc. Prior to working with us, Mr. Craft was an attorney at Falcon Coal Corporation and Diamond Shamrock Coal Corporation. Mr. Craft holds a Bachelor of Science degree in Accounting and a Doctor of Jurisprudence from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology. Mr. Craft has held numerous industry leadership positions including past Chairman of the National Coal Council, a Board and Executive Committee member of the National Mining Association, and a Director of the Center for Energy and Economic Development.

         Thomas L. Pearson has worked for us since 1989. Prior to the formation of ARH, he was Assistant General Counsel of MAPCO Inc. and served as General Counsel of MAPCO Coal Inc. from 1989-1996 and has served as Secretary since 1989. Prior to working with us, Mr. Pearson was the General Counsel and Secretary of McLouth Steel Products Corporation, one of the largest integrated steel producers in the United States; and Corporate Counsel of Midland-Ross Corporation, a multi-national company with numerous international joint venture companies and projects. Previously, he was a senior associate with the Arter & Hadden law firm in Cleveland, Ohio. In addition to his responsibilities at ARH, Mr. Pearson is or has been active in a number of educational, charitable and business organizations, including the following: Vice Chairman, Legal Affairs Committee, National Mining Association; Member, Dean's Committee, The University of Iowa College of Law; and Contributions Committee, Greater Cleveland United Way. Mr. Pearson holds a Bachelor of Arts degree in History and Communications from DePauw University and a Doctor of Jurisprudence from The University of Iowa.

         Michael L. Greenwood has worked for us since 1986. Prior to the formation of ARH, Mr. Greenwood served in various financial management capacities, including General Manager - Finance of MAPCO Coal Inc., General Manager of Planning and Financial Analysis and Manager - Mergers and Acquisitions of MAPCO Inc. Prior to working for us, Mr. Greenwood held financial planning and business development management positions in the energy industry with Davis Investments, The Williams Companies and Penn Central Corporation. Mr. Greenwood holds a Bachelor of Science degree in Business Administration from Oklahoma State University and a Master of Business Administration degree from the University of Tulsa. Mr. Greenwood has also completed executive programs at Northwestern University, Southern Methodist University and The Center for Creative Leadership.

         Charles R. Wesley has worked for us since 1974. Mr. Wesley joined the Partnership's Webster County Coal, LLC subsidiary in 1974 as an engineering co-op student and worked through the ranks to become General Superintendent. In 1992 he became Vice President of Operations for Mettiki Coal Corporation. He has held his position as Senior Vice President of Operations since 1996. Mr. Wesley has served the industry as past president of the West Kentucky Mining Institute and National

Mine Rescue Association Post 11. He has also served on the board of the Kentucky Mining Institute. Mr. Wesley holds a Bachelor of Science degree in Mining Engineering from the University of Kentucky.

         Gary J. Rathburn has worked for us since 1980 when he joined MAPCO Coal Inc. as Manager of Brokerage Coals. Since 1980, Mr. Rathburn has managed all phases of the marketing group involving transportation and distribution, international sales and the brokering of coal. Prior to working for us, Mr. Rathburn was employed by Eastern Associated Coal Corporation in its International Sales and Brokerage groups for seven years. Mr. Rathburn has been active in industry groups such as the Maryland Coal Association, The North Carolina Coal Institute and the National Mining Association. Mr. Rathburn was a Director of The National Coal Association and Chairman of the Coal Exporters Association for several years. Mr. Rathburn holds a Bachelor of Arts degree in Political Science from the University of Pittsburgh and has participated in industry-related programs at the World Trade Institute, Princeton University and the Colorado School of Mines.

         John J. MacWilliams has been a General Partner of The Beacon Group, LP (the "Beacon Group") since May 1993. Prior to the formation of The Beacon
Group, Mr. MacWilliams was an Executive Director of Goldman Sachs International in London, where he was responsible for heading the firm's International Structured Financing Group. Prior to moving to London, Mr. MacWilliams was a Vice President in the Investment Banking Division of Goldman, Sachs & Co. in New York. Prior to joining Goldman Sachs, Mr. MacWilliams was an attorney at Davis Polk & Wardwell in New York, where he worked on international bank financings, partnership financings, and mergers and acquisitions. Mr. MacWilliams is a graduate of Harvard Law School (J.D.), Massachusetts Institute of Technology (M.S.), and Stanford University (B.A.).

         Preston R. Miller, Jr. has been a General Partner of The Beacon Group since June 1993. Prior to the formation of The Beacon Group, Mr. Miller was employed for fourteen years by Goldman, Sachs & Co. in New York City, where he was a Vice President in the Structured Finance Group and had global responsibility for the coverage of the independent power industry and for asset-backed power generation and oil and gas financings. Mr. Miller also has a background in credit analysis, and was head of the revenue bond rating group at Standard & Poor's Corp. prior to joining Goldman Sachs. Mr. Miller is a graduate of Harvard University (M.P.A.) and Yale University (B.A.).

         John P. Neafsey has served as Chairman of ARH since September 1996 and has served as President of JN Associates, an investment consulting firm, since January 1994. Prior to the formation of ARH, Mr. Neafsey served as President and CEO of Greenwich Capital Markets and served on its Board of Directors since its founding in 1983. In addition, Mr. Neafsey held numerous other positions during his twenty-three years at The Sun Company, including: Executive Vice President responsible for Canadian operations, Sun Coal Company and Helios Capital Corporation; Chief Financial Officer; and other executive management positions with numerous subsidiary companies. In addition to his responsibilities at ARH, Mr. Neafsey is or has been active in a number of educational, charitable and business organizations, including the following: Member of the Board of Directors of The West Pharmaceutical Services Company and the Provident Mutual Life Insurance Company; Trustee of Cornell University; Board Member, Crozer-Chester Medical Center, the Drama Guild, and The American Petroleum Institute. Mr. Neafsey is a graduate of Cornell University (B.S./M.S. (Engineering) and M.B.A. (Finance)).

         John H. Robinson was elected a director in December 1999. In April 2000, Mr. Robinson will join Amey, PLC as Managing Director of its newly-formed Technology Services Division. Mr. Robinson previously served as Vice Chairman and Chief Development Officer of Black & Veatch, from January 1997 through March 2000. He was also the Chairman of Black & Veatch UK Lt. and was responsible for guiding strategic development of the firm. He is an Executive Director of Amey, PLC and also is a director of Commerce Bancshares Corporation, Coeur Mining Corporation and Protection One, Inc. and serves on numerous civic and professional boards in his community. Mr. Robinson is a graduate of the University of Kansas (B.S. and M.S. (Engineering)). Mr. Robinson has also completed the Owner/President Management Program at the Harvard School of Business.

         Paul R. Tregurtha was elected a director in December 1999. Mr. Tregurtha serves as Chairman and Chief Executive Officer of Mormac Marine Group, Inc., Chairman and Chief Executive Officer of Moran Towing Corporation, and Chairman of MAC Acquisitions, Inc., the parent of Meridian Aggregates Company. He is a director and principal officer of several companies involved in water transportation and natural resources including Mormac, Moran, The Interlake Steamship Company, Lakes Shipping Company, and Meridian Aggregates Company. Mr. Tregurtha is also a director of FleetBoston Financial and FPL Group, parent of Florida Power & Light Company. Mr. Tregurtha holds a degree in mechanical engineering from Cornell University, where he serves as Trustee Emeritus. Before graduating with distinction as a Baker Scholar from Harvard's Graduate School of Business Administration, Mr. Tregurtha served as an officer in the U.S. Air Force.

Section 16(a) Beneficial Ownership Reporting Compliance.

       Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of the Partnership's equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of the forms furnished to it, or written representations from certain reporting persons that no Forms 5 were required, the Partnership believes that during 1999 none of its officers and directors was delinquent with respect to any of the filing requirements under Rule 16(a) other than (a) Messrs. Robinson and Tregurtha, neither of whom timely filed a Form 3 upon initial appointment to the Board of Directors of the Managing GP, but for whom Form 3s have since been filed, (b) Messrs. Rathburn and Wesley, neither of whom timely filed a Form 4 for the month of October, but have since filed their Form 4s, (c) Mr. Neafsey did not timely file a Form 4 for the month of November, but has since filed this Form 4, and (d) Mr. Craft did not timely file a Form 4 for the months of August and September 1999, regarding purchases made by a private foundation for which he serves as a trustee and disclaims beneficial ownership, but has since filed these Form 4s.

Reimbursement of Expenses of the Managing GP and its Affiliates

       The Managing GP does not receive any management fee or other compensation in connection with its management of us. The Managing GP and its affiliates, including ARH, are reimbursed for all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business of, and allocable to, us. Our Partnership Agreement provides that the Managing GP will determine the expenses that are allocable to us in any reasonable manner determined by the Managing GP in its sole discretion.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The Partnership was formed in May 1999 but did not commence business until August 1999. Mr. Craft, the General Partners' President and CEO, received $109,850 for services to the Partnership in 1999. No other officer of the General Partner received compensation for services to the Partnership in 1999 in amounts greater than $100,000.

       We made no grants of restricted units or options to acquire Common Units in 1999 and there were no such restricted units or unit options outstanding prior to or on December 31, 1999. See "Long-Term Incentive Plan".

COMPENSATION OF DIRECTORS

     The Managing GP has adopted a Directors Compensation Program (the "Directors Plan") and a Deferred Compensation Plan for Directors (the "Plan"). Under the Directors Plan, each non-employee Director will be paid an annual retainer for calendar years 1999 and 2000 to be paid in advance on a quarterly basis of $4,000 and $20,000, respectively. The annual retainer will be paid in Common Units of the Partnership determined by dividing the pro rata annual retainer payable on such date by the closing sales price per Common Unit averaged over the immediately preceding ten trading days. Each non-employee director may elect to defer all or a portion of his or her compensation under the Plan.

EMPLOYMENT AGREEMENTS

         The executive officers of the Managing GP and some additional members of senior management will enter into employment agreements among the executive officer or member of senior management, on the one hand, and the Managing GP and ARH, on the other. We reimburse the Managing GP for the compensation and benefits costs under these agreements. This summary of the terms of the employment agreements does not purport to be complete, but outlines their material provisions. A form of the agreements with each of Messrs. Craft, Pearson, Greenwood, Wesley and Rathburn are filed as exhibits.

         Each of the employment agreements has an initial term that expires on December 31, 2001, but will automatically be extended for successive one-year terms unless either party gives 12 months prior notice to the other party. The employment agreements provide for a base salary, subject to review annually, of $292,950, $177,000, $151,400, $187,000 and $152,000 for Messrs. Craft, Pearson,
Greenwood, Wesley and Rathburn, respectively. The employment agreements provide for continued salary payments, bonus and benefits for a period of three years, in the case of Mr. Craft, and 18 months, in the case of Messrs. Pearson, Greenwood, Wesley and Rathburn, following termination of employment, except in the case of a change of control of the Managing GP.

         In the case of a "change of control" as defined in the agreements, in lieu of the continuation of salary and benefits, that executive will be entitled to a lump sum payment in an amount equal to three times base salary plus bonus, in the case of Mr. Craft, and two times base salary plus bonus in the case of Messrs. Pearson, Greenwood, Wesley and Rathburn. Unless the executive waives his or her right to the continuation of base salary and bonus, the agreements provide for a noncompetition period of 18 months. The noncompetition period does not apply after a change in control. Amounts paid by the Managing GP pursuant to the employment agreements will be reimbursed by the Partnership.

         The executives who are subject to employment agreements also participate in the Short- and Long-Term Incentive Plans of the Managing GP described below along with other members of management. They also are entitled to participate in the other employee benefit plans and programs that the Managing GP provides for its employees.

LONG-TERM INCENTIVE PLAN

         Effective January 1, 2000, the Managing GP adopted the Long-Term Incentive Plan (the "LTIP") for employees and directors of the Managing GP and its affiliates who perform services for us. The summary of the LTIP contained herein does not purport to be complete but outlines its material provisions.

         The LTIP is administered by the Compensation Committee of the Managing GP's Board of Directors. Annual grant levels for designated employees and directors will be recommended by the President and CEO of the Managing GP, subject to the review and approval of the Compensation Committee. We will reimburse the Managing GP for all costs incurred pursuant to the programs described below. Grants are made either of restricted units, which are "phantom" units that entitle the grantee to receive a Common Unit or an equivalent amount of cash upon the vesting of a phantom unit, or options to purchase Common Units. Common Units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by the Managing GP in the open market at a price equal to the then-prevailing price, or directly from ARH or any other third party, including units newly issued by us, or use units already owned by the Managing GP, or any combination of the foregoing. The Managing GP is entitled to reimbursement by us for the cost incurred in acquiring these Common Units or in paying cash in lieu of Common Units upon vesting of the restricted units. If we issue new Common Units upon payment of the restricted units or unit options instead of purchasing them, the total number of Common Units outstanding will increase. The aggregate number of units reserved for issuance under the LTIP is 600,000. Effective as of January 1,

2000, the Compensation Committee approved initial grants of 142,100 restricted units which vest on September 30, 2002.

         Restricted Units. Restricted units will vest over a period of time as determined by the Compensation Committee. However, if a grantee's employment is terminated for any reason prior to the vesting of any restricted units, those restricted units will be automatically forfeited, unless the Compensation Committee, in its sole discretion, provides otherwise. In addition, vested restricted units will not be payable before the conversion of any Subordinated Units and will only become payable upon, and in the same proportion as, the conversion of Subordinated Units into Common Units.

         The issuance of the Common Units pursuant to the restricted unit plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon receipt of the Common Units, and we receive no remuneration for these units. Following the subordination period, the Compensation Committee, in it discretion, may grant distribution equivalent rights with respect to restricted units.

         Unit Options. We have not made any grants of unit options. The Compensation Committee may, in the future, determine to make unit option grants to employees and directors containing the specific terms that they determine. When granted, unit options will have an exercise price set by the Compensation Committee which may be above, below or equal to the fair market value of a Common Unit on the date of grant. Unit options, if any, granted during the subordination period will become exercisable upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units, or at a later date as determined by the Compensation Committee in its sole discretion.

         The Managing GP's Board of Directors, in its discretion, may terminate the LTIP at any time with respect to any Common Units for which a grant has not theretofore been made. The Managing GP's Board of Directors will also have the right to alter or amend the LTIP or any part of it from time to time, subject to unitholder approval as required by the exchange upon which the Common Units may be listed at that time; provided, however, that no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the affected participant. In addition, the Managing GP may, in its discretion, establish such additional compensation and incentive arrangements as it deems appropriate to motivate and reward its employees. The Managing GP is reimbursed for all compensation expenses incurred on our behalf.

SHORT-TERM INCENTIVE PLAN

         Effective January 1, 1999, the Managing GP adopted a Short-Term Incentive Plan (the "STIP") for management and other salaried employees. The STIP is designed to enhance the financial performance by rewarding management and salaried employees of the Managing GP and Partnership with cash awards for achieving an annual financial performance objective. The annual performance objective for each year is recommended by the President and CEO of the Managing GP and approved by the Compensation Committee of its Board of Directors prior to January 1 of that year. The STIP is administered by the Compensation Committee. Individual participants and payments each year are determined by and in the discretion of the Compensation Committee, and the Managing GP is able to amend the plan at any time. The Managing GP is entitled to reimbursement by us for the costs incurred under the STIP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 31, 1999, regarding the beneficial ownership of units held by (a) each person known by the Managing GP to be the beneficial owner of 5% or more of the units, (b) each director and executive officer of the Managing GP and (c) by all directors and executive officers of the Managing GP as a group. The Managing GP is owned by funds affiliated with The Beacon Group and members of management. The Special GP is a wholly-owned subsidiary of ARH. The address of ARH, the Managing GP and the Special GP, is 1717 South Boulder Avenue, Tulsa, Oklahoma 74119.

                                                         PERCENTAGE OF                 PERCENTAGE OF     PERCENTAGE
                                             COMMON         COMMON       SUBORDINATED   SUBORDINATED      OF TOTAL
                                              UNITS          UNITS           UNITS         UNITS           UNITS
                                           BENEFICIALLY   BENEFICIALLY   BENEFICIALLY   BENEFICIALLY    BENEFICIALLY
 NAME OF BENEFICIAL OWNER                     OWNED          OWNED           OWNED         OWNED           OWNED
--------------------------                 ------------   ------------   ------------   ------------    ------------
------------------------------------------------------------------------------------------------------------------------------------
Alliance Resource GP, LLC (2)                 1,232,780          13.72%     6,422,531            100%           49.7%
Alliance Resource Management GP, LLC (3)        164,000           1.83%            --             --             1.1%
Joseph W. Craft III (1) (7)                      73,500              *             --             --               *
Thomas L. Pearson (1)                             9,521              *             --             --               *
Michael L. Greenwood (1)                         29,950              *             --             --               *
Charles R. Wesley (1)                            16,600              *             --             --               *
Gary J. Rathburn (1)                              8,000              *             --             --               *
John J. MacWilliams (4)                       1,396,780          15.55%     6,422,531            100%           50.8%
Preston R. Miller, Jr. (4)                    1,396,780          15.55%     6,422,531            100%           50.8%
John P. Neafsey (1)                              15,000              *             --             --               *
John H. Robinson (5)                                 --             --             --             --              --
Paul R. Tregurtha (6)                                --             --             --             --              --
All directors and executive officers as
a group (10 persons)                          1,549,351          17.25%     6,422,531            100%           51.7%


  * Less than one percent.

(1) The address of Messrs. Craft, Pearson, Greenwood, Wesley, Rathburn and Neafsey is also 1717 South Boulder Avenue, Tulsa, Oklahoma 74119.

(2) ARH may be deemed to beneficially own the Common Units and the Subordinated Units held by the Special GP, as a result of ARH's ownership of all of the membership interests in the Special GP. MPC Partners, LP may also be deemed to beneficially own the Common Units and the Subordinated Units held by the Special GP as a result of MPC Partners' ownership of 86.2% of ARH's outstanding common stock.

(3) The Managing GP is an affiliate of the Special GP, and as a consequence, the Special GP may be deemed to beneficially own the Common Units held by the Managing GP.

(4) Messrs. MacWilliams and Miller may also be deemed to share beneficial ownership of the Common Units and the Subordinated Units held by the Special GP and the Managing GP by virtue of their status as partners of The Beacon Group, an affiliate of MPC Partners. Messrs. MacWilliams and Miller disclaim beneficial ownership of the Common and Subordinated Units held by the Special GP and the Managing GP. The address of Messrs. MacWilliams and Miller is 399 Park Avenue, New York, New York 10022.

(5)  The address of Mr. Robinson is 11401 Lamar, Overland Park, Kansas 66211.

(6) The address of Mr. Tregurtha is 3 Landmark Square, Stamford, Connecticut 06901.

(7) Mr. Craft owns 60,000 Common Units and may also be deemed to share beneficial ownership of 13,500 Common Units held by a private foundation for which he serves as a trustee. Mr. Craft disclaims beneficial ownership of the Common Units held by the private foundation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Special GP owns 1,232,780 Common Units and 6,422,531 Subordinated Units representing an aggregate 48.7% limited partner interest in Alliance Resource Partners. In addition, the General Partners own an aggregate 2% general partner interest in Alliance Resource Partners, the Intermediate Partnership and the subsidiaries on a combined basis. The Managing GP's ability, as Managing GP, to manage and operate Alliance Resource Partners and its ownership of 164,000 Common Units together with the Special GP's ownership of 1,232,780 Common Units and 6,422,531 Subordinated Units, effectively gives the General Partners the ability to veto some actions of Alliance Resource Partners and to control the management of Alliance Resource Partners.

AGREEMENTS GOVERNING CERTAIN TRANSACTIONS CONCURRENT WITH THE IPO

     Alliance Resource Partners, the General Partners, the Intermediate Partnership and some other parties entered into various documents and agreements that resulted in certain transactions, including the vesting of assets in, and the assumption of liabilities by, the subsidiaries, and the distribution of the IPO proceeds. These agreements were not the result of arm's-length negotiations, and we cannot assure you that they, or that any of the transactions that they provide for, were effected on terms at least as favorable to the parties to these agreements as they could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with vesting assets into our subsidiaries, were paid from the proceeds of the IPO.

FINANCING TRANSACTIONS CONCURRENT WITH THE IPO

     We have extensive ongoing relationships with ARH and its stockholders. These relationships include ARH's wholly-owned subsidiary, Alliance Resource GP, LLC, which serves as our Special GP, and the ownership of Alliance Resource Management GP, LLC, which serves as our Managing GP, by the stockholders of ARH. See "Omnibus Agreement" below.

     The Special GP distributed $279.3 million in net proceeds retained or received by it in the IPO, the private placement of senior notes and borrowings under the term loan facility to ARH, which is owned by management and funds managed by The Beacon Group and its affiliates. In addition, the Special GP retained $37.9 million of working capital assets, some portion of which it distributed to ARH.

     In connection with the IPO, ARH made 20-day unsecured loans in an aggregate amount of up to $1.3 million at an annual interest rate of 6.84% to some of the officers and employees of our General Partners and their respective subsidiaries, who used the funds to purchase Common Units in this IPO, which unsecured loans were repaid within the required time period.

UNIT PURCHASE PROGRAM BY MANAGING GP

     The Managing GP authorized a Common Unit purchase program in November 1999 for the purchase of up to the greater of one million Common Units or $15 million of Common Units. Through December 31, 1999, the Managing GP purchased 164,000 Common Units. The Common Units purchased by the Managing GP retain their rights to receive quarterly distributions of Available Cash.

TRANSACTIONS BETWEEN US AND THE SPECIAL GP

     We have entered into an arrangement with the Special GP involving the proposed acquisition of two tracts of reserves in western Kentucky. In March 2000, we assigned to the Special GP, at our cost of approximately $200,000, two options to acquire these properties. This transaction was reviewed and approved by the Conflicts Committee. Later in the same month, the Special GP exercised the options by making a payment of $1.8 million to the grantor of the options. Upon closing of the acquisition, the Special GP, in its discretion, may choose to lease these properties back to us or assign the option properties back to us in return for payment for all amounts it expended in connection with the project, plus a market rate of interest. The Special GP expects to close the acquisition of these properties by the end of September 2000; however, we can make no assurances that we will be able to do so. See "Item 8. Financial Statements and Supplementary Data. -- Note 20. Subsequent Events."

         We have also entered into an arrangement with the Special GP for the construction of the preparation plant and ancillary facilities at our Gibson County Coal mine. This transaction was reviewed and approved by the Conflicts Committee. Under the terms of the arrangement, the Special GP is constructing the preparation plant and ancillary facilities at an approximate cost of $23.1 million. Upon completion, the Special GP will have the option to sell the preparation plant and ancillary facilities to us or to assign its rights to a third-party financing entity. In the event the Special GP elects to sell or lease the preparation plant and ancillary facilities to us, the sale price will amount to the Special GP's construction costs, plus a market rate of interest on its investment. If the Special GP elects not to sell the preparation plant and ancillary facilities to us, we will enter into an operating lease with the Special GP or the third-party financing entity with the option to purchase the preparation plant and ancillary facilities at the end of the lease term.

         We may enter into similar arrangements in the future to support the acquisition of additional reserve properties or to develop facilities at our existing mining complexes.

PURCHASE OF MANAGING GENERAL PARTNER INTEREST

         As a result of the IPO, management and funds managed by The Beacon Group and its affiliates purchased 25.9% and 74.1% interests, respectively, in the Managing GP for approximately $5.9 million. In connection with these purchases, ARH made 20-day secured loans in an aggregate amount of $5.9 million at an annual rate of 6.84% to those parties who used the funds to purchase their interests in the Managing GP, which loans were repaid within the required time period. In turn, the Managing GP purchased its general partner interest in the Partnership for the same amount.

OMNIBUS AGREEMENT

         Concurrent with the closing of the IPO, we entered into an agreement with ARH and the General Partners, which governs potential competition among us and the other parties to this agreement. ARH agreed, and caused its controlled affiliates to agree, for so long as management and funds managed by The Beacon Group and its affiliates control the Managing GP, not to engage in the business of mining, marketing or transporting coal in the United States unless it first offers Alliance Resource Partners the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors of the Managing GP, with the concurrence of its Conflicts Committee, elects to cause us not to pursue such opportunity or acquisition. In addition, ARH has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided ARH offers the Partnership the opportunity to purchase the coal assets following their acquisition. The restriction does not apply to the assets retained and business conducted by ARH at the closing of the IPO. Except as provided above, ARH and its controlled affiliates are prohibited from engaging in activities in which they compete directly with the Partnership. In addition, The Beacon Group, and the funds it manages, are prohibited from owning or engaging in businesses which compete with the Partnership. In addition to its non-competition provisions, this agreement contains provisions which indemnify the Partnership against liabilities associated with certain assets and businesses of ARH which were disposed of or liquidated prior to consummating the IPO.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements.

          The response to this portion of Item 14 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(a)(2)    Financial Statement Schedules.

          No schedules are required to be presented by Alliance Resource
          Partners.

(a)(3)    Index of Exhibits.

            3.1 Amended and Restated Agreement of Limited Partnership of
                Alliance Resource Partners, L.P.

            3.2 Amended and Restated Agreement of Limited Partnership of
                Alliance Resource Operating Partners, L.P.

           *3.3 Certificate of Limited Partnership of Alliance Resource
                Partners, L.P.(Incorporated by reference to Exhibit 3.6 of the Registrant's Registration Statement on Form S-1 filed with the Commission on May 20, 1999).

           *3.4 Certificate of Limited Partnership of Alliance Resource
                Operating Partners, L.P,(Incorporated by reference to Exhibit
                3.8 of the Registrants Statement on Form S-1/A filed with the Commission on July 20, 1999).

            4.1 Form of Common Unit Certificate(Included as Exhibit A to the
                Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.).

           10.1 Credit Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC, The Chase Manhattan Bank (as paying agent), Deutsche Bank AG, New York Branch (as documentation agent), Citicorp USA, Inc. and The Chase Manhattan Bank (as co-administrative agents) and the lenders named therein.

           10.2 Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein.

           10.3 Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein.

           10.4 Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.

          *10.5 Restated and Amended Coal Supply Agreement, dated February 1,
                1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation. (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

          *10.6 Contract for Purchase and Sale of Coal, dated January 31, 1995, between Tennessee Valley Authority and Webster County Coal Corporation. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

          *10.7 Assignment/Transfer Agreement between Andalex Resources, Inc.,
                Hopkins County Coal, LLC, Webster County Coal Corporation and Tennessee Valley Authority, dated January 23, 1998, with Exhibit A-Contract for Purchase and Sale of Coal between Tennessee Valley Authority and Andalex Resources, Inc., dated January 31, 1995.(Incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

         *10.8 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and Webster County Coal Corporation.(Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

         *10.9 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and White County Coal Corporation.(Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

         *10.10 Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power Company and Mettiki Coal Corporation.(Incorporated by reference to Exhibit 10.(t) to MAPCO Inc.'s Form 10-K, filed April 1, 1996, Filed No. 1-5254).

          10.11 Alliance Resource Management GP, LLC 2000 Long-term Incentive Plan (as amended).

          10.12 Alliance Resource Management GP, LLC Short-term Incentive Plan.

         *10.13 Form of Employment Agreement for Messrs. Craft, Pearson,
                Greenwood, Wesley, and Rathburn. (Incorporated by reference to Exhibit 10.6 of Registrant's Statement on Form S-1/A filed with the Commission on August 9, 1999).

          21.1  List of Subsidiaries.

          27.1  Financial Data Schedule.

          *Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-78845) and from previous filings with the Securities and Exchange Commission.

(b)       Reports on Form 8-K:

          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 23, 2000.


                                     ALLIANCE RESOURCE PARTNERS, L.P.

                                     By:  Alliance Resource Management GP, LLC
                                          its managing general partner


                                          /s/ Michael L. Greenwood
                                          --------------------------------------
                                          Michael L. Greenwood
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                          Date
        ---------                       -----                          ----

/s/ Joseph W. Craft III        President, Chief Executive         March 23, 2000
--------------------------     Officer and Director
Joseph W. Craft III            (Principal Executive Officer)


/s/ Michael L. Greenwood       Senior Vice President,             March 23, 2000
--------------------------     Chief Financial Officer
Michael L. Greenwood           and Treasurer
                               (Principal Financial Officer and
                               Principal Accounting Officer)

/s/ John J. MacWilliams        Director                           March 23, 2000
--------------------------
John J. MacWilliams

/s/ Preston R. Miller, Jr.     Director                           March 23, 2000
--------------------------
Preston R. Miller, Jr.

/s/ John P. Neafsey            Director                           March 23, 2000
--------------------------
John P. Neafsey

/s/ John H. Robinson           Director                           March 23, 2000
--------------------------
John H. Robinson

/s/ Paul R. Tregurtha          Director                           March 23, 2000
--------------------------
Paul R. Tregurtha

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER     DESCRIPTION
     ------     -----------
      3.1       Amended and Restated Agreement of Limited Partnership of
                Alliance Resource Partners, L.P.

      3.2       Amended and Restated Agreement of Limited Partnership of
                Alliance Resource Operating Partners, L.P.

     *3.3       Certificate of Limited Partnership of Alliance Resource
                Partners, L.P.(Incorporated by reference to Exhibit 3.6 of the Registrant's Registration Statement on Form S-1 filed with the
                Commission on May 20, 1999).

     *3.4       Certificate of Limited Partnership of Alliance Resource
                Operating Partners, L.P, (Incorporated by reference to Exhibit
                3.8 of the Registrants Statement on Form S-1/A filed with the Commission on July 20, 1999).

      4.1       Form of Common Unit Certificate (Included as Exhibit A to the
                Amended and Restated Agreement of Limited Partnership of
                Alliance Resource Partners, L.P.).

     10.1       Credit Agreement, dated as of August 16, 1999, among Alliance
                Resource GP, LLC, The Chase Manhattan Bank (as paying agent),
                Deutsche Bank AG, New York Branch (as documentation agent),
                Citicorp USA, Inc. and The Chase Manhattan Bank (as co-administrative agents) and the lenders named therein.

     10.2       Note Purchase Agreement, dated as of August 16, 1999, among
                Alliance Resource GP, LLC and the purchasers named therein.

     10.3 Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource
                Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource
                Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein.

     10.4       Omnibus Agreement, dated August 16, 1999, among Alliance
                Resource Holdings, Inc., Alliance Resource Management GP, LLC,
                Alliance Resource GP, LLC and Alliance Resource Partners, L.P.

    *10.5       Restated and Amended Coal Supply Agreement, dated February 1,
                1986, among Seminole Electric Cooperative, Inc., Webster County
                Coal Corporation and White County Coal Corporation.
                (Incorporated by reference to Exhibit 10.9 of the Registrant's
                Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

    *10.6 Contract for Purchase and Sale of Coal, dated January 31, 1995, between Tennessee Valley Authority and Webster County Coal
                Corporation. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1/A filed with the
                Commission on July 20, 1999).

   *10.7        Assignment/Transfer Agreement between Andalex Resources, Inc.,
                Hopkins County Coal, LLC, Webster County Coal Corporation and
                Tennessee Valley Authority, dated January 23, 1998, with Exhibit
                A-Contract for Purchase and Sale of Coal between Tennessee
                Valley Authority and Andalex Resources, Inc., dated January 31,
                1995.(Incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

   *10.8 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and Webster County Coal
                Corporation.(Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1/A filed with the
                Commission on July 20, 1999).

   *10.9 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and White County Coal
                Corporation.(Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1/A filed with the
                Commission on July 20, 1999).

   *10.10 Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power
                Company and Mettiki Coal Corporation.(Incorporated by reference to Exhibit 10.(t) to MAPCO Inc.'s Form 10-K, filed April 1,
                1996, Filed No. 1-5254).

    10.11       Alliance Resource Management GP, LLC 2000 Long-term Incentive
                Plan (as amended).

    10.12       Alliance Resource Management GP, LLC Short-term Incentive Plan.

    10.13       Form of Employment Agreement for Messrs. Craft, Pearson,
                Greenwood, Wesley, and Rathburn. (Incorporated by reference to Exhibit 10.6 of Registrant's Statement on Form S-1/A filed with the Commission on August 9, 1999).

    21.1        List of Subsidiaries.

    27.1        Financial Data Schedule.

    *Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-78845) and from previous filings with the Securities and Exchange Commission.