Form 10-Q
period 2000-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2000-05-12
CIK 1086600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 12, 2000, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                                                Page
                                                                                              ----
          ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

          Consolidated Balance Sheets as of March 31, 2000 and
          December 31, 1999 ..............................................................       1

          Consolidated and Combined Statements of Income for the three months
          ended March 31, 2000 and 1999 (Predecessor) ....................................       2

          Consolidated and Combined Condensed Statements of Cash Flows for
          three months ended March 31, 2000 and 1999 (Predecessor) .......................       3

          Consolidated Statement of Partners' Capital from January 1, 2000 to
          March 31, 2000 .................................................................       4

          Notes to Consolidated and Combined Financial Statements ........................       5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .................................       7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK ..............................................................      10

          FORWARD-LOOKING STATEMENTS .....................................................      11

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ..............................................................      12

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ................................................      12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS ...............................................................      12

ITEM 5.   OTHER INFORMATION ..............................................................      12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ...............................................      12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                     ASSETS

                                                                                           MARCH 31,     DECEMBER 31,
                                                                                             2000           1999
                                                                                       ----------------  ----------
                                                                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ........................................................  $     9,600       $     8,000
   Trade receivables ................................................................       37,092            33,056
   Marketable securities (at cost, which approximates fair value) ...................       35,772            42,339
   Inventories ......................................................................       21,874            21,130
   Advance royalties ................................................................        1,557             1,557
   Prepaid expenses and other assets ................................................        1,746               923
                                                                                       ----------------  -----------
        Total current assets ........................................................      107,641           107,005

PROPERTY, PLANT AND EQUIPMENT AT COST                                                      281,301            278,221
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                                 (109,321)         (102,709)
                                                                                       ----------------  ------------
                                                                                           171,980           175,512
OTHER ASSETS:
   Advance royalties ................................................................        7,656             8,306
   Coal supply agreements, net ......................................................       18,991            19,879
   Other long-term assets ...........................................................        3,966             4,112
                                                                                       ----------------  ------------
                                                                                       $   310,234       $   314,814
                                                                                       ================  ===========
                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable..................................................................  $    21,065       $    19,377
   Due to affiliates ................................................................        2,015               806
   Accrued taxes other than income taxes ............................................        4,997             4,574
   Accrued payroll and related expenses..............................................        9,070             8,811
   Accrued interest..................................................................        1,662             5,491
   Workers' compensation and pneumoconiosis benefits ................................        4,318             4,317
   Other current liabilities ........................................................        3,467             2,937
                                                                                       ----------------  -----------
        Total current liabilities....................................................       46,594            46,313
                                                                                       ----------------  -----------
LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities .....................................      230,000           230,000
   Accrued pneumoconiosis benefits ..................................................       21,760            21,655
   Workers' compensation ............................................................       16,170            15,696
   Reclamation and mine closing .....................................................       13,485            13,407
   Other liabilities ................................................................        3,647             3,671
                                                                                       ----------------  -----------
        Total liabilities ....................................................             331,656           330,742
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding ............................             155,565           158,705
   Subordinated Unitholder 6,422,531 units outstanding .......................             121,029           123,273
   General Partners ..........................................................            (298,016)         (297,906)
                                                                                       ----------------  ------------
        Total Partners' capital (deficit) ...........................................      (21,422)          (15,928)
                                                                                       ----------------  ------------
                                                                                       $   310,234       $   314,814
                                                                                       ================  ===========

See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED AND COMBINED STATEMENTS OF
                    INCOME (IN THOUSANDS, EXCEPT UNIT AND PER
                                   UNIT DATA)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                       ----------------------------
                                                                                          PARTNERSHIP    PREDECESSOR
                                                                                          MARCH 31,       MARCH 31,
                                                                                             2000           1999
                                                                                       ----------------  ----------
SALES AND OPERATING REVENUES:
   Coal Sales .......................................................................  $    86,041       $    82,798
   Other sales and operating revenues  ..............................................          432               264
                                                                                       ----------------  -----------
             Total revenues .........................................................       86,473            83,062
                                                                                       ----------------  -----------
EXPENSES:
   Operating expenses ...............................................................       64,093            56,843
   Outside purchases.................................................................        2,961             8,464
   General and administrative .......................................................        3,587             3,549
   Depreciation, depletion and amortization .........................................        9,641             9,933
   Interest expense (net of interest income and interest
       capitalized of $706 for the Partnership Period) ..............................        4,058                40
                                                                                       ----------------  -----------
                Total operating expenses ............................................       84,340            78,829
                                                                                       ----------------  -----------
INCOME FROM OPERATIONS ..............................................................        2,133             4,233
OTHER INCOME ........................................................................          233               41
                                                                                       ----------------  -----------
INCOME BEFORE INCOME TAXES ..........................................................        2,366             4,274

INCOME TAX EXPENSE ..................................................................        -                 1,305
                                                                                       ----------------  -----------
NET INCOME ..........................................................................  $     2,366       $     2,969
                                                                                       ================  ===========
GENERAL PARTNERS' INTEREST IN NET INCOME ............................................  $        47
                                                                                       ================
LIMITED PARTNERS' INTEREST IN NET INCOME ............................................  $     2,319
                                                                                       ================
BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT ...............................  $      0.15
                                                                                       ================
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING -BASIC .................................   15,405,311
                                                                                       ================
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED ................................   15,550,489
                                                                                       ================

See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                       ----------------------------
                                                                                        PARTNERSHIP     PREDECESSOR
                                                                                          MARCH 31,       MARCH 31,
                                                                                            2000            1999
                                                                                       ----------------  ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                            $     7,547       $    6,263

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ........................................       (5,235)          (5,738)
   Proceeds from sale of property, plant and equipment...............................           14              353
   Purchase of marketable securities.................................................      (18,489)             -
      Proceeds from the maturity of marketable securities ...........................       25,623              -
                                                                                       ----------------  ------------
                Net cash provided by (used) in investing activities .................        1,913           (5,385)
                                                                                       ----------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distribution to Partners .......................................................       (7,860)             -
      Return of capital to Parent....................................................         -                (878)
                                                                                       -----------       -----------
                Net cash used in financing activities................................       (7,860)            (878)
                                                                                       -----------       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS  ............................................        1,600              -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................        8,000              -
                                                                                       ----------------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................  $     9,600       $      -
                                                                                       ================  ===========
CASH PAID FOR:
     Interest .......................................................................  $     8,452       $      -
                                                                                       ================  ===========
     Income taxes paid through Parent ...............................................  $      -          $    1,900
                                                                                       ================  ===========

See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     FROM JANUARY 1, 2000 TO MARCH 31, 2000
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                   (UNAUDITED)

                                       NUMBER OF LIMITED                                               TOTAL
                                         PARTNER UNITS                                               PARTNERS'
                                    ------------------------                              GENERAL     CAPITAL
                                      COMMON    SUBORDINATED    COMMON    SUBORDINATED    PARTNERS   (DEFICIT)
                                    ----------  ------------  --------    ------------   ---------   --------
Balance at January 1, 2000          8,982,780    6,422,531    $158,705    $  123,273     $(297,906)  $(15,928)

   Distribution to Partners ......        -           -         (4,492)       (3,211)         (157)    (7,860)

   Net income ....................        -           -          1,352           967            47      2,366
                                    ----------  ----------    --------    ----------     ---------   --------
Balance at March 31, 2000 ........  8,982,780    6,422,531    $155,565    $  121,029     $(298,016)  $(21,422)
                                    =========   ==========    ========    ==========     ==========  =========

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

         Prior to August 20, 1999, (a) MAPCO Coal Inc., a Delaware corporation and direct wholly-owned subsidiary of ARH merged with and into Alliance Coal, LLC, a Delaware limited liability company ("Alliance Coal"), which prior to August 20, 1999 was also a wholly-owned subsidiary of ARH, (b) several other indirect corporate subsidiaries of ARH were merged with and into corresponding limited liability companies, each of which is a wholly-owned subsidiary of Alliance Coal and (c) two indirect limited liability company subsidiaries of ARH became subsidiaries of Alliance Coal as a result of the merger described in clause (a) above. Collectively, the coal production and marketing assets and operating subsidiaries of ARH acquired by the Partnership are referred to as the Alliance Resource Group (the "Predecessor"). The Delaware limited partnerships and limited liability companies that comprise the Partnership are as follows:
Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership"), Alliance Coal, LLC (the holding company for operations), Alliance Land, LLC, Alliance Properties, LLC, Backbone Mountain, LLC, Excel Mining, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, MC Mining, LLC, Mettiki Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, Pontiki Coal, LLC, Toptiki Coal, LLC, Webster County Coal, LLC, and White County Coal, LLC.

         The accompanying consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of March 31, 2000, and the results of their operations, cash flows and changes in partners' capital (deficit) for the three months ended March 31, 2000. All material intercompany transactions and accounts have been eliminated. The accompanying combined financial statements include the accounts and operations of the Predecessor for the periods indicated. All significant intercompany transactions and accounts have been eliminated.

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

         These consolidated and combined financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated and combined financial statements and notes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

         Initial Public Offering and Concurrent Transactions

         On August 20, 1999, the Partnership completed its initial public offering (the "IPO") of 7,750,000 Common Units ("Common Units") representing limited partner interests in the Partnership at a price of $19.00 per unit.

         Concurrently with the closing of the IPO, the Partnership entered into a contribution and assumption agreement (the "Contribution Agreement"), dated August 20, 1999, among the Partnership and the other parties named therein, whereby, among other things, ARH contributed its 100% member interest in Alliance Coal, which is the sole member of fourteen subsidiary operating limited liability companies, to the Intermediate Partnership and the Partnership holds a 99.999% non-managing member interest in Alliance Coal. The Partnership and the Intermediate Partnership are managed by Alliance Resource Management GP, LLC, a Delaware limited liability company (the "Managing GP"), which, as a result of the consummation of the transactions under the Contribution Agreement, holds (a) a 0.99% and 1.0001% managing general partner interest in the Partnership and the Intermediate Partnership, respectively, and (b) a 0.001% managing member interest in Alliance Coal. Also as a result of the consummation of the transactions completed under the Contribution Agreement, Alliance Resource GP, LLC, a Delaware limited liability company and wholly-owned subsidiary of ARH (the "Special GP"), holds, (a) 1,232,780 Common Units, (b) 6,422,531 Subordinated Units ("Subordinated Units") convertible into Common Units in the future upon the occurrence of certain events and (c) a 0.01% special general partner interest in each of the Partnership and the Intermediate Partnership.

         Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations under a $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into and the Intermediate Partnership assumed the obligations under a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at March 31, 2000. The weighted average interest rate on the term loan facility at March 31, 2000 was 7.19%. The credit facility agreement expires August 2004. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the senior notes and credit facility at March 31, 2000.

         Consistent with guidance provided by the Emerging Issues Task Force in Issue No. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions", the Partnership maintained the historical cost of the $121 million of net assets received under the Contribution Agreement.

         Analysis of Pro Forma Results of Operations

         For the three months ended March 31, 1999, the pro forma total revenues would have been approximately $83,062,000. For the three months ended March 31, 1999, the pro forma net loss would have been approximately $(542,000) and net loss per limited partner unit would have been $(0.03). The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed on January 1, 1999. The pro forma adjustments include (a) pro forma interest on debt assumed by the Partnership and (b) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership.

2.       CONTINGENCIES

         Transloading Facility Dispute

         The Partnership is involved in litigation with Seminole Electric Cooperative, Inc. ("Seminole") with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Partnership's terminal in Indiana. Seminole filed a lawsuit December 16, 1998, seeking declaratory relief as to the damages owed to the Partnership as a result of such termination. Rather than pay the damages stipulated in the contract for breach, Seminole sought the court's agreement that the proper damage award should be calculated based on the Partnership's loss of net profits from its terminal for the term of the agreement.

       Seminole ceased transloading any coal shipments through the terminal and is transporting coal deliveries under the supply contract by rail. The Partnership is exploring alternative uses for the terminal. The Partnership is vigorously defending its contract rights and believes those damages will be in excess of the carrying value of the terminal.

       In April 2000, the parties agreed to submit this dispute to binding arbitration to commence during June 2000, and filed a joint motion to stay the litigation during the pendency of the arbitration.

       General Litigation

       The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Partnership's business, financial position or results of operations.

3.     SUBSEQUENT EVENTS

       On April 24, 2000, the Partnership declared a minimum quarterly distribution for the period from January 1, 2000 to March 31, 2000 of $0.50 per unit, totaling approximately $7,703,000 on its Common and Subordinated Units outstanding.

       In response to reduced demand, principally reflecting unplanned outages at several major utilities, Hopkins County Coal, LLC suspended production at one of its surface mines on May 12, 2000. The suspended production affects 45 of the 231 Hopkins County Coal, LLC employees. The suspended production is not expected to have a material effect on the Partnership's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED OPERATING DATA

                                  PARTNERSHIP          PREDECESSOR
                                   MARCH 31,            MARCH 31,
                                     2000                 1999
                                  -----------          -----------
 Tons sold (000's)                    3,725                3,577
 Tons produced (000's)                3,888                3,591
 Revenues per ton sold            $   23.21            $   23.22
 Cost per ton sold (1)            $   18.96            $   19.25

(1) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

       Coal sales. Coal sales for the three months ended March 31, 2000 (the "2000 Quarter") increased 3.9% to $86.0 million from $82.8 million for the three months ended March 31, 1999 (the "1999 Quarter"). The increase of $3.2 million is primarily attributable to increased tons sold at the Partnership's restructured Pontiki/Excel operation partially offset by lower brokerage volumes. The lower brokerage volumes are largely attributable to reduced participation in coal export brokerage markets. The brokerage business is not expected to be material in the future. Because the coal brokerage operations generate lower margins than direct coal sales, changes in the levels of brokerage activity have a greater impact on revenues and outside purchases than on margins. Tons sold increased 4.1% to 3.7 million for the 2000 Quarter from 3.6 million for the 1999 Quarter. Tons produced increased 8.3% to 3.9 million tons for the 2000 Quarter from 3.6 million for the 1999 Quarter.

       Other sales and operating revenues. Other sales and operating revenues were comparable for the 2000 Quarter and the 1999 Quarter at $0.4 million and $0.3 million, respectively.

       Operating Expenses. Operating expenses increased 12.8% to $64.1 million for the 2000 Quarter compared to $56.8 million for the 1999 Quarter. The increase of $7.3 million was a result of increased production volumes at the Partnership's restructured Pontiki/Excel operation and additional expenses associated with unexpected weather-related problems, including localized flooding and tornadoes that interrupted production at several mines.

       Outside purchases. Outside purchases declined 65.0% to $3.0 million for the 2000 Quarter compared to $8.5 million for the 1999 Quarter. The decrease of $5.5 million was the result of lower coal export brokerage volumes. See "Coal sales" above concerning the decrease in coal export brokerage volumes.

       General and administrative. General and administrative expenses were comparable for the 2000 Quarter and the 1999 Quarter at $3.6 million and $3.5 million, respectively.

        Depreciation, depletion and amortization. Depreciation, depletion and amortization expense were comparable for the 2000 Quarter and the 1999 Quarter at $9.6 million and $9.9 million, respectively.

       Interest expense. Interest expense was $4.1 million for the 2000 Quarter compared to less than $0.1 million for the 1999 Quarter. The increase reflects the interest on the $180 million principal amount of 8.31% senior notes and $50 million of borrowings on the term loan facility in connection with the initial public offering and concurrent transaction occurring on August 20, 1999. See "Part I, Item 1. Financial Statements -- Note 1. Organization and Presentation."

       Income before income taxes. Income before income taxes decreased 44.6% to $2.4 million for the 2000 Quarter compared with $4.3 million for the 1999 Quarter. The decrease of $1.9 million is primarily related to interest expense associated with the debt incurred concurrent with the closing of the IPO, partially offset by higher income from increased production and sales volumes at the Partnership's restructured Pontiki/Excel operation.

       Income tax expense. The Partnership's earnings or loss for federal income taxes purposes will be included in the tax returns of the individual partners. Accordingly, no recognition is given to income taxes in the accompanying financial statements of the Partnership. The Predecessor is included in the consolidated federal income tax return of ARH. Federal and state income taxes are calculated as if the Predecessor had filed its return on a separate company basis utilizing an effective income tax rate of 31%.

       EBITDA (income from operations before net interest expense, income taxes, depreciation, depletion and amortization) increased 12.8% to $16.1 million for the 2000 Quarter compared with $14.2 million for the 1999 Quarter. The $1.9 million increase is primarily attributable to higher income from increased production and sales volumes at the Partnership's restructured Pontiki/Excel operation.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash flows provided by operating activities was $7.5 million in the 2000 Quarter compared to $6.3 million in the 1999 Quarter. The increase in cash flows provided by operating activities is principally attributable to changes in working capital.

         Net cash provided by investing activities was $1.9 million for the 2000 Quarter. Net cash used in investing activities was $5.4 million in the 1999 Quarter. The increase is principally attributable to liquidating $7.1 million of U.S. Treasury Notes to fund various qualifying capital expenditures.

         Net cash used in financing activities was $7.9 million for the 2000 Quarter compared to $0.9 million in the 1999 Quarter. The increase was the result of a minimum quarterly distribution paid in the 2000 Quarter of $0.50 per unit on its Common and Subordinated Units outstanding totaling approximately $7.9 million.

Capital Expenditures

         Capital expenditures were comparable for the 2000 Quarter and the 1999 Quarter at $5.2 million and $5.7 million, respectively.

Notes Offering and Credit Facility

         Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations under a $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into and the Intermediate Partnership assumed the obligations under a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at March 31, 2000. The weighted average interest rate on the term loan facility at March 31, 2000, was 7.19%. The credit facility expires August 2004. The senior notes and credit facility are secured by a pledge of the member's interest in all of the subsidiaries of Alliance Coal, LLC. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt.

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

         As of March 31, 2000, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

                           FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including but not limited to:

         o the Partnership's dependence on significant customer contracts and the terms of those contracts, including renewing customer contracts upon expiration and the price of coal sold under new customer contracts;

         o the Partnership's productivity levels and margins that it earns from the sale of coal;

         o the effects of any unanticipated increases in labor costs, adverse changes in work rules or unexpected cash payments associated with post-mine reclamation, workers' compensation claims, and environmental litigation or cleanup;

         o        the risk of major mine-related accidents or interruptions; and

         o the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions.

         If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material litigation was filed against the Partnership during the three months ended March 31, 2000. Except as otherwise set forth herein, there were no material changes in legal proceedings previously disclosed.
See "Part I, Item 1. Financial Statements -- Note 2. Contingencies."

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

    Exhibit No.                Description
    -----------               -----------
      27.1             -- Financial Data Schedule.


    (b)  Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 12, 2000.


                                   ALLIANCE RESOURCE PARTNERS, L. P.

                                   By:  Alliance Resource Management GP, LLC
                                        its managing general partner


                                        /s/ Michael L. Greenwood
                                        --------------------------------
                                        Michael L. Greenwood
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit No.                   Description
    -----------                   -----------
      27.1               -- Financial Data Schedule.