Form 10-Q/A
period 1999-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2000-06-02
CIK 1086600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-Q/A



             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

        As of November 12, 1999, 8,982,780 common units were outstanding.

================================================================================

The registrant hereby amends and restates in its entirety, Item 1 of Part I and
Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. During the course of the fiscal 1999 year-end financial audit, Alliance Resource Partners, L.P. recorded certain adjustments to the net assets contributed under the contribution and assumption agreement dated August 20, 1999. These adjustments did not effect the consolidated and combined statements of income. This Form 10-Q/A reflects the effects of these adjustments.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                     ASSETS

                                                                               PARTNERSHIP  PREDECESSOR
                                                                              SEPTEMBER 30, DECEMBER 31,
                                                                                  1999          1998
                                                                              ------------- ------------
                                                                                      (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ..............................................   $    4,200    $     --
   Trade receivables ......................................................       37,069        31,268
   Marketable securities (at cost, which approximates market value) .......       41,814          --
   Income tax receivable ..................................................         --             503
   Inventories ............................................................       20,079        20,055
   Advance royalties ......................................................        2,500         2,501
   Prepaid expenses and other assets ......................................           22         1,456
                                                                              ----------    ----------
        Total current assets ..............................................      105,684        55,783

PROPERTY, PLANT AND EQUIPMENT AT COST .....................................      272,003       240,294
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION .................      (93,623)      (69,158)
                                                                              ----------    ----------
                                                                                 178,380       171,136
OTHER ASSETS:
   Advance royalties ......................................................        7,658         8,880
   Coal supply agreements, net ............................................       21,366        24,062
   Other long-term assets .................................................        5,143         1,235
                                                                              ----------    ----------
                                                                              $  318,231    $  261,096
                                                                              ==========    ==========
                                       LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Current maturities, long-term debt .....................................   $     --      $      350
   Accounts payable .......................................................       22,119        24,527
   Accounts payable to affiliate ..........................................        1,871          --
   Accrued taxes other than income taxes ..................................        5,469         4,526
   Accrued payroll and related expenses ...................................        8,888         9,269
   Workers compensation and pneumoconiosis benefits .......................        4,926         4,707
   Other current liabilities ..............................................        4,971         5,302
                                                                              ----------    ----------
        Total current liabilities .........................................       48,244        48,681
                                                                              ----------    ----------
LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities ...........................      230,000         1,687
   Deferred income taxes ..................................................         --           3,906
   Accrued pneumoconiosis benefits ........................................       22,873        22,233
   Workers' compensation ..................................................       13,648        13,934
   Reclamation and mine closing ...........................................       13,955        12,824
   Other liabilities ......................................................        5,046         5,062
                                                                              ----------    ----------
        Total liabilities .................................................      333,766       108,327
COMMITMENTS AND CONTINGENCIES
COMBINED EQUITY ...........................................................         --         152,769
PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding .........................      159,191          --
   Subordinated Unitholder 6,422,531 units outstanding ....................      123,622          --
   General Partners .......................................................     (297,889)         --
   Minimum pension liability ..............................................         (459)         --
                                                                              ----------    ----------
        Total Partners' capital (deficit) .................................      (15,535)         --
                                                                              ----------    ----------
                                                                              $  318,231    $  261,096
                                                                              ==========    ==========

See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                               PARTNERSHIP                                 PREDECESSOR
                                               ------------      ------------------------------------------------------------------
                                                   FROM
                                               COMMENCEMENT        FOR THE          FOR THE           FOR THE           FOR THE
                                               OF OPERATIONS     PERIOD FROM      PERIOD FROM       PERIOD FROM       PERIOD FROM
                                           (ON AUGUST 20, 1999)  JULY 1, 1999    JULY 1, 1998     JANUARY 1, 1999   JANUARY 1, 1998
                                                    TO                TO              TO                TO                TO
                                               SEPTEMBER 30,      AUGUST 19,     SEPTEMBER 30,      AUGUST 19,       SEPTEMBER 30,
                                                   1999              1999            1998              1999              1998
                                           --------------------  ------------    -------------    ---------------   ---------------
SALES AND OPERATING REVENUES:
 Coal Sales ................................   $     43,927      $     47,669    $     97,291      $    217,033      $    274,387
 Other sales and operating revenues.........            125               134           1,137               577             3,332
                                               ------------      ------------    ------------      ------------      ------------

        Total revenues .....................         44,052            47,803          98,428           217,610           277,719

EXPENSES:
 Operating expenses ........................         30,456            35,024          64,937           152,066           185,327
 Outside purchases .........................          2,442             2,570          13,293            17,738            38,075
 General and administrative ................          1,685             1,959           4,135             8,912            11,849
 Depreciation, depletion and amortization...          4,450             5,246           9,767            24,622            30,493
 Interest expense ..........................          1,627                21              44               100               129
 Unusual item ..............................             --                --           3,812                --             3,812
                                               ------------      ------------    ------------      ------------      ------------
      Total operating expenses .............         40,660            44,820          95,988           203,438           269,685
                                               ------------      ------------    ------------      ------------      ------------

INCOME FROM OPERATIONS .....................          3,392             2,983           2,440            14,172             8,034
OTHER INCOME ...............................            117               334             206               531               404
                                               ------------      ------------    ------------      ------------      ------------
INCOME BEFORE INCOME TAXES .................          3,509             3,317           2,646            14,703             8,438

INCOME TAX EXPENSE .........................             --             1,015           1,035             4,498             2,831
                                               ------------      ------------    ------------      ------------      ------------
NET INCOME .................................   $      3,509      $      2,302    $      1,611      $     10,205      $      5,607
                                               ============      ============    ============      ============      ============
GENERAL PARTNERS' INTEREST IN
 NET INCOME ................................   $         70
                                               ============
LIMITED PARTNERS' INTEREST IN
 NET INCOME ................................   $      3,439
                                               ============
BASIC AND DILUTED NET INCOME
 PER LIMITED PARTNER UNIT ..................   $       0.22
                                               ============
WEIGHTED AVERAGE NUMBER
 OF UNITS OUTSTANDING ......................     15,405,311
                                               ============

See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

           CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 PARTNERSHIP                       PREDECESSOR
                                                              ------------------      -------------------------------------
                                                                      FROM
                                                                  COMMENCEMENT            FOR THE             FOR THE
                                                                 OF OPERATIONS          PERIOD FROM         PERIOD FROM
                                                              (ON AUGUST 20, 1999)    JANUARY 1, 1999     JANUARY 1, 1998
                                                                       TO                    TO                  TO
                                                               SEPTEMBER 30, 1999     AUGUST 19, 1999    SEPTEMBER 30, 1998
                                                              -------------------     ---------------    ------------------
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ....................................        $    (29,537)        $     32,896         $     35,935

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchase of business ........................                  --                   --               (7,310)
   Direct acquisition costs ................................                  --                   --                 (821)
   Purchase of property, plant and equipment ...............             (10,895)             (21,984)             (22,376)
   Proceeds from sale of property, plant and equipment .....                  66                  447                   70
   Purchase of marketable securities .......................             (34,514)                  --                   --
   Proceeds from sale of marketable securities .............               8,452                   --                   --
                                                                    ------------         ------------         ------------
        Net cash used in investing activities ..............             (36,891)             (21,537)             (30,437)
                                                                    ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering (see Note 1) ..             137,872                   --                   --
   Cash contribution by General Partner ....................               5,917                   --                   --
   Distributions upon formation (see Note 1) ...............             (64,750)                  --                   --
   Payment of formation costs ..............................              (2,919)                  --                   --
   Deferred financing cost .................................              (3,517)                  --                   --
   Payments on long-term debt ..............................              (1,975)                  --                   --
   Return of capital .......................................                  --              (11,359)              (5,498)
                                                                    ------------         ------------         ------------
Net cash provided by (used in) financing activities ........              70,628              (11,359)              (5,498)
                                                                    ------------         ------------         ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS
   AND BALANCE AT END OF PERIOD ............................        $      4,200         $         --         $         --
                                                                    ============         ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Debt transferred from General Partner ...................        $    230,000
                                                                    ============
   Marketable securities transferred from General Partner ..        $     15,486
                                                                    ============

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

                                            NUMBER OF LIMITED                                                              TOTAL
                                              PARTNER UNITS                                                  MINIMUM     PARTNERS'
                                         -----------------------                              GENERAL        PENSION      CAPITAL
                                          COMMON    SUBORDINATED    COMMON     SUBORDINATED   PARTNERS      LIABILITY    (DEFICIT)
                                         ---------  ------------   ---------   ------------   ---------     ---------    ---------
Balance at commencement of
 operations (on August 20, 1999) ......         --           --    $      --     $       1    $      --     $      --    $       1

   Issuance of units to public ........  7,750,000           --      133,732            --           --            --      133,732

   Contribution of net assets of
     Predecessor ......................  1,232,780    6,422,531       23,455       122,186      (24,612)         (459)     120,570

   Managing General Partner
     contribution .....................         --           --           --            --        5,917            --        5,917

   Amount retained by Special General
     Partner from debt borrowings
     assumed by the Partnership .......         --           --           --            --     (214,514)           --     (214,514)

   Distribution at time of formation...         --           --           --            --      (64,750)           --      (64,750)

   Net income from commencement
     of operations (on August 20,
     1999) to September 30, 1999 ......         --           --        2,004         1,435           70            --        3,509
                                         ---------    ---------    ---------     ---------    ---------     ---------    ---------
Balance at September 30, 1999 .........  8,982,780    6,422,531    $ 159,191     $ 123,622    $(297,889)    $    (459)   $ (15,535)
                                         =========    =========    =========     =========    =========     =========    =========


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

     Consistent with guidance provided by the Emerging Issues Task Force in Issue No. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions", the Partnership maintained the historical cost of the $121.0 million of net assets received under the Contribution Agreement.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:


    Exhibit No.         Description

    27.1        --      Financial Data Schedule.



   (b)  Reports on Form 8-K:

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on June 2, 2000.


                                     ALLIANCE RESOURCE PARTNERS, L. P.

                                     By:  Alliance Resource Management GP, LLC
                                          its managing general partner


                                          /s/ Michael L. Greenwood
                                          -----------------------------------
                                              Michael L. Greenwood
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer

                                  EXHIBIT INDEX

    EXHIBIT NO.         DESCRIPTION
    -----------         -----------
    27.1        --      Financial Data Schedule.