Form 10-Q
period 2000-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2000-08-11
CIK 1086600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                 ---------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of August 11, 2000, 8,982,780 Common Units and 6,422,531
Subordinated Units are outstanding.



================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS                                                                Page
                                                                                                      ----
                  ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated Balance Sheets as of June 30, 2000 and
                  December 31, 1999 ..............................................................       1

                  Consolidated and Combined Statements of Income for the three months ended June 30, 2000 and 1999 (Predecessor) and the six months ended
                  June 30, 2000 and 1999 (Predecessor) ...........................................       2

                  Consolidated and Combined Condensed Statements of Cash Flows for
                  the six months ended June 30, 2000 and 1999 (Predecessor) ......................       3

                  Consolidated Statement of Partners' Capital (Deficit) from January 1, 2000
                  to June 30, 2000 ...............................................................       4

                  Notes to Consolidated and Combined Financial Statements ........................       5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .................................       8

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK ..............................................................      11

                  FORWARD-LOOKING STATEMENTS .....................................................      12

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS ..............................................................      13

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      13

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES ................................................      13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS ...............................................................      13

ITEM 5.           OTHER INFORMATION ..............................................................      13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K ...............................................      13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                     ASSETS
                                                                                JUNE 30,         DECEMBER 31,
                                                                                  2000               1999
                                                                            ----------------   ---------------
                                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .............................................  $     1,192        $     8,000
   Trade receivables .....................................................       38,704             33,056
   Marketable securities (at cost, which approximates fair value) ........       36,249             42,339
   Inventories ...........................................................       22,370             21,130
   Advance royalties .....................................................        1,557              1,557
   Prepaid expenses and other assets .....................................        7,957                923
                                                                            -----------        -----------
        Total current assets .............................................      108,029            107,005

PROPERTY, PLANT AND EQUIPMENT AT COST                                           288,089            278,221
LESS ACCUMULATED DEPECIATION, DEPLETION AND AMORTIZATION                       (115,786)          (102,709)
                                                                            -----------        -----------
                                                                                172,303            175,512

OTHER ASSETS:
   Advance royalties .....................................................        8,147              8,306
   Coal supply agreements, net ...........................................       18,102             19,879
   Other long-term assets ................................................        3,809              4,112
                                                                            -----------        -----------

                                                                            $   310,390        $   314,814
                                                                            ===========        ===========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable.......................................................  $    17,994        $    19,377
   Due to affiliates .....................................................        7,326                806
   Accrued taxes other than income taxes .................................        5,213              4,574
   Accrued payroll and related expenses...................................        6,829              8,811
   Accrued interest.......................................................        5,401              5,491
   Workers' compensation and pneumoconiosis benefits .....................        4,249              4,317
   Other current liabilities .............................................        5,148              2,937
                                                                            -----------        -----------
        Total current liabilities.........................................       52,160             46,313
                                                                            -----------        -----------

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities ..........................      230,000            230,000
   Accrued pneumoconiosis benefits .......................................       21,764             21,655
   Workers' compensation .................................................       16,426             15,696
   Reclamation and mine closing ..........................................       13,506             13,407
   Other liabilities .....................................................        3,718              3,671
                                                                            -----------        -----------
        Total liabilities .........................................             337,574            330,742
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding .................             152,273            158,705
   Subordinated Unitholder 6,422,531 units outstanding ............             118,675            123,273
   General Partners ...............................................            (298,132)          (297,906)
                                                                            -----------        -----------
        Total Partners' capital (deficit) ................................      (27,184)           (15,928)
                                                                            -----------        -----------
                                                                            $   310,390        $   314,814
                                                                            ===========        ===========

See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     ------------------               ----------------
                                                               PARTNERSHIP     PREDECESSOR      PARTNERSHIP    PREDECESSOR
                                                                  JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
                                                                   2000            1999             2000          1999
                                                             --------------  ---------------  -------------   ------------
SALES AND OPERATING REVENUES:
   Coal sales .............................................  $       82,698  $     86,566      $   168,739    $   169,364
   Other sales and operating revenues  ....................             167           179              599            443
                                                             --------------  ------------      -----------    -----------
             Total revenues ...............................          82,865        86,745          169,338        169,807
                                                             --------------  ------------      -----------    -----------

EXPENSES:
   Operating expenses .....................................          59,436        60,199          123,529        117,042
   Outside purchases.......................................           4,332         6,704            7,293         15,168
   General and administrative .............................           3,625         3,404            7,212          6,953
      Depreciation, depletion and amortization ............           9,560         9,443           19,201         19,376
      Interest expense (net of interest income and interest
         capitalized for the three and six months ended
         June 30, 2000 of $656 and $1,362, respectively)...           4,204            39            8,262             79
                                                             --------------  ------------      -----------    -----------

                Total operating expenses ..................          81,157        79,789          165,497        158,618
                                                             --------------  ------------      -----------    -----------

INCOME FROM OPERATIONS ....................................           1,708         6,956            3,841         11,189
OTHER INCOME  .............................................             390           156              623            197
                                                             --------------  ------------      -----------    -----------
INCOME BEFORE INCOME TAXES ................................           2,098         7,112            4,464         11,386

INCOME TAX EXPENSE  .......................................              --         2,178               --          3,483
                                                             --------------  ------------      -----------    -----------

NET INCOME  ...............................................  $        2,098  $      4,934      $     4,464    $     7,903
                                                             ==============  ============      ===========    ===========

GENERAL PARTNERS' INTEREST IN NET INCOME  .................  $           42                    $        89
                                                             ==============                    ===========

LIMITED PARTNERS' INTEREST IN NET INCOME  .................  $        2,056                    $     4,375
                                                             ==============                    ===========

BASIC AND DILUTED NET INCOME PER LIMITED
PARTNER UNIT  .............................................  $         0.13                    $      0.28
                                                             ==============                    ===========
WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING-BASIC  ........................................      15,405,311                     15,405,311
                                                             ==============                    ===========
WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING-DILUTED  ......................................      15,550,845                     15,550,845
                                                             ==============                    ===========

See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                       ----------------------------------
                                                                                          PARTNERSHIP       PREDECESSOR
                                                                                           JUNE 30,          JUNE 30,
                                                                                             2000              1999
                                                                                       ----------------  ----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                            $    15,939         $    18,408

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ........................................      (14,233)            (13,626)
   Proceeds from sale of property, plant and equipment...............................           73                 147
   Purchase of marketable securities.................................................      (35,714)                 --
   Proceeds from the maturity of marketable securities ..............................       42,847                  --
                                                                                       -----------         -----------
                Net cash used in investing activities ...............................       (7,027)            (13,479)
                                                                                       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to Partners .........................................................      (15,720)                 --
   Return of capital to Parent.......................................................           --              (4,929)
                                                                                       -----------         -----------
                Net cash used in financing activities................................      (15,720)             (4,929)
                                                                                       -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS  ............................................       (6,808)                 --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................        8,000                  --
                                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................  $     1,192         $        --
                                                                                       ===========         ===========
CASH PAID FOR:
   Interest .........................................................................  $     9,423         $        --
                                                                                       ===========         ===========
   Income taxes paid through Parent .................................................  $        --         $     4,638
                                                                                       ===========         ===========

See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                      FROM JANUARY 1, 2000 TO JUNE 30, 2000
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                   (UNAUDITED)

                                                                                                              TOTAL
                                       NUMBER OF LIMITED                                                    PARTNERS'
                                         PARTNER UNITS                                       GENERAL         CAPITAL
                                      COMMON    SUBORDINATED      COMMON     SUBORDINATED    PARTNERS       (DEFICIT)
                                      ------    ------------      ------     ------------    --------       ---------
Balance at January 1, 2000           8,982,780    6,422,531     $  158,705    $  123,273     $(297,906)   $  (15,928)

   Distribution to Partners ......          --           --         (8,983)       (6,422)         (315)      (15,720)

   Net income ....................          --           --          2,551         1,824            89         4,464
                                    ----------   ----------     ----------    ----------     ---------    ----------

Balance at June 30, 2000 .........   8,982,780    6,422,531     $  152,273    $  118,675     $(298,132)   $  (27,184)
                                    ==========   ==========     ==========    ==========     =========    ==========

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

         Prior to August 20, 1999, (a) MAPCO Coal Inc., a Delaware corporation and direct wholly-owned subsidiary of ARH merged with and into Alliance Coal, LLC, a Delaware limited liability company ("Alliance Coal"), which prior to August 20, 1999 was also a wholly-owned subsidiary of ARH, (b) several other indirect corporate subsidiaries of ARH were merged with and into corresponding limited liability companies, each of which is a wholly-owned subsidiary of Alliance Coal, and (c) two indirect limited liability company subsidiaries of ARH became subsidiaries of Alliance Coal as a result of the merger described in clause (a) above. Collectively, the coal production and marketing assets and operating subsidiaries of ARH acquired by the Partnership are referred to as the Alliance Resource Group (the "Predecessor"). The Delaware limited partnerships and limited liability companies that comprise the Partnership are as follows:
Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership"), Alliance Coal, LLC (the holding company for operations), Alliance Land, LLC, Alliance Properties, LLC, Backbone Mountain, LLC, Excel Mining, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, MC Mining, LLC, Mettiki Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, Pontiki Coal, LLC, Toptiki Coal, LLC, Webster County Coal, LLC, and White County Coal, LLC.

         The accompanying consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of June 30, 2000, and the results of their operations, cash flows and changes in partners' capital (deficit) for the three and six months ended June 30, 2000. All material intercompany transactions and accounts have been eliminated. The accompanying combined financial statements include the accounts and operations of the Predecessor for the periods indicated. All significant intercompany transactions and accounts have been eliminated.

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

         Concurrently with the closing of the IPO, the Partnership entered into a Contribution and Assumption Agreement (the "Contribution Agreement"), dated August 20, 1999, among the Partnership and the other parties named therein, whereby, among other things, ARH contributed its 100% member interest in Alliance Coal, which is the sole member of fourteen subsidiary operating limited liability companies, to the Intermediate Partnership which holds a 99.999% non-managing member interest in Alliance Coal. The Partnership and the Intermediate Partnership are managed by Alliance Resource Management GP, LLC, a Delaware limited liability company (the "Managing GP"), which, as a result of the consummation of the transactions under the Contribution Agreement, holds (a) a 0.99% and 1.0001% managing general partner interest in the Partnership and the Intermediate Partnership, respectively, and (b) a 0.001% managing member interest in Alliance Coal. Also as a result of the consummation of the transactions completed under the Contribution Agreement, Alliance Resource GP, LLC, a Delaware limited liability company and wholly-owned subsidiary of ARH (the "Special GP"), holds, (a) 1,232,780 Common Units, (b) 6,422,531 Subordinated Units ("Subordinated Units") convertible into Common Units in the future upon the occurrence of certain events and (c) a 0.01% special general partner interest in each of the Partnership and the Intermediate Partnership.

         Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and the Intermediate Partnership assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility, and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at June 30, 2000. The weighted average interest rate on the term loan facility at June 30, 2000 was 7.69%. The credit facility agreement expires August 2004. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the senior notes and credit facility at June 30, 2000.

         Consistent with guidance provided by the Emerging Issues Task Force in Issue No. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions", the Partnership maintained the historical cost of the $121 million of net assets received under the Contribution Agreement.

         Analysis of Pro Forma Results of Operations

         For the six months ended June 30, 1999, the pro forma total revenues would have been approximately $169,807,000. For the six months ended June 30, 1999, the pro forma net income would have been approximately $1,749,000 and net income per limited partner unit would have been $0.11. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed on January 1, 1999. The pro forma adjustments include (a) pro forma interest on debt assumed by the Partnership and (b) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership.

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

       Seminole ceased transloading any coal shipments through the terminal and is transporting coal deliveries by rail under the separate supply contract. The Partnership is exploring alternative uses for the terminal. The Partnership is vigorously defending its contract rights and believes those damages will be in excess of the carrying value of the terminal.

       In April 2000, the parties agreed to submit this dispute to binding arbitration to commence during June 2000, and filed a joint motion to stay the litigation during the pendency of the arbitration. As part of the agreement to proceed with binding arbitration, the parties entered into an Interim Coal Supply Agreement effective May 1, 2000, a copy of which is filed with this Form 10-Q as Exhibit 10.15. The arbitration took place during June 2000, with closing arguments in early August 2000. A decision from the arbitrator is expected by the end of August.

       General Litigation

       The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Partnership's business, financial position or results of operations.

3.     COAL PREPARATION PLANT

       On March 23, 2000, the Partnership entered into an arrangement with the Special GP for construction of a coal preparation plant and ancillary facilities (collectively the "coal preparation plant") at a new mining complex currently under development. Under the terms of the arrangement, the Special GP is constructing the coal preparation plant at an anticipated cost of approximately $23.1 million and has the option to sell or lease the coal preparation plant to the Partnership when construction is completed within the next year. Accumulated costs associated with this "build-to-suit" facility totaled approximately $7.7 million as of June 30, 2000. The asset and corresponding liability are included in the Partnership's balance sheet as prepaid expenses and other assets and due to affiliates, respectively, since it is the Partnership's current intention to enter into an operating lease agreement with the Special GP or a third party for the use of the coal preparation plant. In the event that the operating lease is entered into with either the Special GP or a third party, the Partnership would derecognize the corresponding asset and liability associated with the coal preparation plant from its consolidated balance sheet once construction is completed and the lease term begins.

4.     SUBSEQUENT EVENTS

       On July 24, 2000, the Partnership declared a minimum quarterly distribution for the period from April 1, 2000, to June 30, 2000, of $0.50 per unit, on all of its Common and Subordinated Units outstanding, totaling approximately $7,703,000.

       The Partnership has additionally entered into discussions with the Special GP to lease in excess of 150 million saleable tons of Pittsburgh No. 8 seam coal located on the common border of West Virginia and Pennsylvania. The Pittsburgh No. 8 coal seam is known for its low cost and high Btu content. Timing of the coal reserve lease, if an agreement can be reached, and subsequent development of these reserves will be dependent on market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED OPERATING DATA

                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                        ------------------                         ----------------
                                  PARTNERSHIP          PREDECESSOR         PARTNERSHIP          PREDECESSOR
                                   JUNE 30,             JUNE 30,            JUNE 30,             JUNE 30,
                                     2000                 1999                2000                 1999
                                  -----------          -----------         -----------          -----------
 Tons sold (000's)                    3,500                3,768               7,225                7,345
 Tons produced (000's)                3,168                3,429               7,056                7,020
 Revenues per ton sold            $   23.68            $   23.02           $   23.44            $   23.12
 Cost per ton sold (1)            $   19.26            $   18.66           $   19.11            $   18.95

(1) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

       Coal sales. Coal sales for the three months ended June 30, 2000 (the "2000 Quarter") decreased 4.5% to $82.7 million from $86.6 million for the three months ended June 30, 1999 (the "1999 Quarter"). The decrease of $3.9 million is primarily attributed to reduced shipments from Illinois Basin operations and planned reduced participation in low margin, coal export brokerage markets. The brokerage business is not expected to be material in the future. The Partnership additionally suspended production at one of its surface mines on May 12, 2000, in response to reduced demand, primarily reflecting unplanned outages by two large utility customers. This production capacity is anticipated to remain idle until market conditions warrant increased production. Tons sold decreased 7.1% to 3.5 million for the 2000 Quarter from 3.8 million for the 1999 Quarter. Tons produced decreased 7.6% to 3.2 million tons for the 2000 Quarter from 3.4 million for the 1999 Quarter.

       Other sales and operating revenues. Other sales and operating revenues were comparable for the 2000 Quarter and the 1999 Quarter at $0.2 million.

       Operating expenses. Operating expenses were comparable for the 2000 Quarter and the 1999 Quarter at $59.4 million and $60.2 million, respectively. However, the Partnership has experienced adverse mining conditions at its Mettiki longwall mine located in western Maryland resulting in increased operating expenses, which were offset by cost savings as a result of suspended production at one of the Partnership's surface mines in western Kentucky. See "Coal sales" above concerning suspended production.

       Outside purchases. Outside purchases declined 35.4% to $4.3 million for the 2000 Quarter compared to $6.7 million for the 1999 Quarter. The decrease of $2.4 million was the result of lower coal export brokerage volumes. See "Coal sales" above concerning the decrease in coal export brokerage volumes.

       General and administrative. General and administrative expenses were comparable for the 2000 Quarter and the 1999 Quarter at $3.6 million and $3.4 million, respectively.

       Depreciation, depletion and amortization. Depreciation, depletion and amortization expense were comparable for the 2000 Quarter and the 1999 Quarter at $9.6 million and $9.4 million, respectively.

       Interest expense. Interest expense was $4.2 million for the 2000 Quarter compared to less than $0.1 million for the 1999 Quarter. The increase reflects the interest on the $180 million principal amount of 8.31% senior notes and $50 million of borrowings on the term loan facility in connection with the IPO and concurrent transactions occurring on August 20, 1999. See "Part I, Item 1. Financial Statements - - Note 1. Organization and Presentation."

       Income before income taxes. Income before income taxes decreased 70.5% to $2.1 million for the 2000 Quarter compared with $7.1 million for the 1999 Quarter. The decrease of $5.0 million is primarily related to interest expense associated with the debt incurred concurrent with the closing of the IPO.

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

       EBITDA (income from operations before net interest expense, income taxes, depreciation, depletion and amortization) decreased 4.4% to $15.9 million for the 2000 Quarter compared with $16.6 million for the 1999 Quarter. The $0.7 million decrease is primarily attributable to adverse mining conditions encountered at the Partnership's Mettiki longwall mine located in western Maryland resulting from a sandstone intrusion, which reduced productivity for the 2000 Quarter. The adverse mining conditions continued through the end of July.

       EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make minimum quarterly distributions. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

       Coal sales. Coal sales were comparable for the six months ended June 30, 2000 (the "2000 Period") and the six months ended June 30, 1999 (the "1999 Period") at $168.7 million and $169.4 million, respectively. Tons sold decreased 1.6% to 7.2 million for the 2000 Period from 7.3 million for the 1999 Period. Tons produced increased 0.5% to 7.1 million for the 2000 Period from 7.0 million in the 1999 Period.

       Other sales and operating revenues. Other sales and operating revenues were comparable for the 2000 Period and the 1999 Period at $0.6 million and $0.4 million, respectively.

       Operating expenses. Operating expenses increased 5.5% to $123.5 million for the 2000 Period from $117.0 million for the 1999 Period. The increase of $6.5 million was a result of increased production volumes at the Partnership's restructured Pontiki/Excel operation, additional expenses associated with unexpected weather-related problems (including localized flooding and tornadoes that interrupted production at several mines), and adverse mining conditions at its Mettiki longwall mine located in western Maryland resulting in increased operating expenses, which were offset by cost savings as a result of suspended production at one of the Partnership's surface mines in western Kentucky.

       Outside purchases. Outside purchases declined 51.9% to $7.3 million for the 2000 Period from $15.2 million for the 1999 Period. The decrease of $7.9 million was the result of planned reduced participation in the low margin, coal export brokerage markets.

       General and administrative. General and administrative expenses were comparable for the 2000 Period and the 1999 Period at $7.2 million and $7.0 million, respectively.

       Depreciation, depletion and amortization. Depreciation, depletion and amortization expense were comparable for the 2000 Period and the 1999 Period at $19.2 million and $19.4 million, respectively.

       Interest expense. Interest expense was $8.3 million for the 2000 Period compared to less than $0.1 million for the 1999 Period. The increase reflects the interest on the $180 million principal amount of 8.31% senior notes and $50 million of borrowings on the term loan facility in connection with the IPO and concurrent transactions occurring on August 20, 1999. See "Part I., Item 1. Financial statements- - Note 1. Organization and Presentation."

       Income before income taxes. Income before income taxes was $4.5 million for the 2000 Period compared to $11.4 million for the 1999 Period. The decrease of $6.9 million was primarily attributable to interest expense associated with the debt incurred concurrent with the closing of the IPO.

       EBITDA (income from operations before net interest expense, income taxes, depreciation and depletion and amortization) increased 3.5% to $31.9 million for the 2000 Period compared with $30.8 million for the 1999 Period. The $1.1 million increase is primarily attributable to increased production and sales volumes at the Partnership's restructured Pontiki/Excel operation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

       Cash flows provided by operating activities was $15.9 million in the 2000 Period compared to $18.4 million in the 1999 Period. The decrease in cash flows provided by operating activities is principally attributable to changes in working capital.

       Net cash used in investing activities was $7.0 million for the 2000 Period compared to $13.5 million in the 1999 Period. The decrease is principally attributable to liquidating $7.1 million of U.S. Treasury Notes to fund various qualifying capital expenditures.

       Net cash used in financing activities was $15.7 million for the 2000 Period compared to $4.9 million in the 1999 Period. The increase was the result of two minimum quarterly distributions paid in the 2000 Period of $0.50 per unit on its Common and Subordinated Units outstanding totaling approximately $15.4 million. The Partnership has additionally paid quarterly distributions to its General Partners of approximately $0.3 million.

Capital Expenditures

       Capital expenditures were comparable for the 2000 Period and the 1999 Period at $14.2 million and $13.6 million, respectively.

Notes Offering and Credit Facility

       Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and the Intermediate Partnership assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at June 30, 2000. The weighted average interest rate on the term loan facility at June 30, 2000, was 7.69%. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by Alliance Coal, LLC and all of it subsidiaries. In addition, the credit facility is secured further by a pledge of treasury securities, which, upon written notice, are released for purposes of financing qualifying capital expenditures of the Intermediate Partnership or its subsidiaries. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt.

Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. During June 2000, FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Partnership has not determined the impact on its financial statements that may result from adoption of SFAS 133, as amended, which is required to be implemented by the Partnership no later than January 1, 2001.

       In December 1999, the Securities and Exchange commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States of America regarding certain revenue recognition issues. The Partnership does not anticipate the adoption of SAB No. 101, effective October 1, 2000, will have a material impact on its financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Almost all of the Partnership's and the Predecessor's transactions are denominated in U. S. dollars, as a result, they do not have material exposure to currency exchange-rate risks.

       The Predecessor did not, and the Partnership does not, engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

       The Intermediate Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and, as a result, the Partnership has interest rate exposure.

       As of June 30, 2000, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         No material litigation was filed against the Partnership during the three months ended June 30, 2000. Except as otherwise set forth herein, there were no material changes in legal proceedings previously disclosed.
See "Part I, Item 1. Financial Statements -- Note 2. Contingencies."

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

    Exhibit No.                                                        Description
    -----------                                                        -----------
    10.14                --              Amendment  No.  1 to  the  Restated  and  Amended  Coal  Supply  Agreement
                                         effective April 1, 1996 between MAPCO Coal Inc., Webster County Coal
                                         Corporation, White County Coal Corporation, and Seminole Electric
                                         Cooperative, Inc. (Portions of this agreement have been omitted based on a request for confidential treatment. Those omitted portions have been filed with the Securities and Exchange Commission).

    10.15                --              Interim  Coal Supply  Agreement  effective  May 1, 2000  between  Alliance
                                         Coal,  LLC and  Seminole  Electric  Cooperative,  Inc.  (Portions  of this
                                         agreement   have  been  omitted  based  on  a  request  for   confidential
                                         treatment.  Those omitted portions have been filed with the Securities and
                                         Exchange Commission).

    27.1                 --              Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 11, 2000.


                                      ALLIANCE RESOURCE PARTNERS, L. P.

                                      By:  Alliance Resource Management GP, LLC
                                           its managing general partner


                                           /s/ Michael L. Greenwood
                                           ------------------------
                                           Michael L. Greenwood
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit No.                                                    Description
    -----------                                                    -----------
    10.14                --              Amendment  No.  1 to  the  Restated  and  Amended  Coal  Supply  Agreement
                                         effective April 1, 1996 between MAPCO Coal Inc., Webster County Coal
                                         Corporation, White County Coal Corporation, and Seminole Electric
                                         Cooperative, Inc. (Portions of this agreement have been omitted based on a request for confidential treatment. Those omitted portions have been filed with the Securities and Exchange Commission).

    10.15                --              Interim  Coal Supply  Agreement  effective  May 1, 2000  between  Alliance
                                         Coal,  LLC and  Seminole  Electric  Cooperative,  Inc.  (Portions  of this
                                         agreement   have  been  omitted  based  on  a  request  for   confidential
                                         treatment.  Those omitted portions have been filed with the Securities and
                                         Exchange Commission).

    27.1                 --              Financial Data Schedule.