Form 10-Q
period 2000-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2000-11-13
CIK 1086600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q



             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________TO_____________

                          COMMISSION FILE NO.: 0-26823

                                   ----------

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of November 10, 2000, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION


                                                                                                Page
                                                                                                ----
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

           Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999 ..............................................................       1

           Consolidated and Combined Statements of Income for the three-month and nine-month periods ended September 30, 2000 and the Predecessor periods from January 1, 1999 and July 1, 1999 to August 19, 1999 and from Commencement of Operations (on August 20, 1999) to
           September 30, 1999   ...........................................................       2

           Consolidated and Combined Condensed Statements of Cash Flows for
           the nine months ended September 30, 2000 and the periods from
           Commencement of Operations (on August 20, 1999) to September 30, 1999
           and January 1, 1999 to August 19, 1999 (Predecessor) ...........................       3

           Consolidated Statement of Partners' Capital (Deficit) from January 1, 2000
           to September 30, 2000 ..........................................................       4

           Notes to Consolidated and Combined Financial Statements ........................       5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .................................       8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK ..............................................................      13

           FORWARD-LOOKING STATEMENTS .....................................................      14

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ..............................................................      15

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ................................................      15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS ...............................................................      15

ITEM 5.   OTHER INFORMATION ..............................................................      15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ...............................................      15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)


                                     ASSETS

                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      2000             1999
                                                                                  -------------    ------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ..............................................        $   4,219         $   8,000
   Trade receivables ......................................................           39,572            33,056
   Other receivables ......................................................           16,478                --
   Marketable securities (at cost, which approximates fair value) .........           36,819            42,339
   Inventories ............................................................           11,949            21,130
   Advance royalties ......................................................            1,557             1,557
   Prepaid expenses and other assets ......................................           16,842               923
                                                                                   ---------         ---------
        Total current assets ..............................................          127,436           107,005

PROPERTY, PLANT AND EQUIPMENT AT COST .....................................          300,811           278,221
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION .................         (126,724)         (102,709)
                                                                                   ---------         ---------
                                                                                     174,087           175,512

OTHER ASSETS:
   Advance royalties ......................................................            7,959             8,306
   Coal supply agreements, net ............................................           17,213            19,879
   Other long-term assets .................................................            3,801             4,112
                                                                                   ---------         ---------
                                                                                   $ 330,496         $ 314,814
                                                                                   =========         =========

                                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable .......................................................        $  25,461         $  19,377
   Due to affiliates ......................................................           17,654               806
   Accrued taxes other than income taxes ..................................            5,357             4,574
   Accrued payroll and related expenses ...................................            8,177             8,811
   Accrued interest .......................................................            1,698             5,491
   Workers' compensation and pneumoconiosis benefits ......................            4,391             4,317
   Other current liabilities ..............................................            6,423             2,937
                                                                                   ---------         ---------
        Total current liabilities .........................................           69,161            46,313

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities ...........................          230,000           230,000
   Accrued pneumoconiosis benefits ........................................           21,675            21,655
   Workers' compensation ..................................................           16,310            15,696
   Reclamation and mine closing ...........................................           13,544            13,407
   Other liabilities ......................................................            3,290             3,671
                                                                                   ---------         ---------
        Total liabilities .................................................          353,980           330,742

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding .........................          154,388           158,705
   Subordinated Unitholder 6,422,531 units outstanding ....................          120,186           123,273
   General Partners .......................................................         (298,058)         (297,906)
                                                                                   ---------         ---------
        Total Partners' capital (deficit) .................................          (23,484)          (15,928)
                                                                                   ---------         ---------
                                                                                   $ 330,496         $ 314,814
                                                                                   =========         =========

See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                              PARTNERSHIP                PREDECESSOR  PARTNERSHIP     PREDECESSOR
                                                     ---------------------------------  ------------- -----------   ---------------
                                                                          FROM
                                                                      COMMENCEMENT        FOR THE                      FOR THE
                                                                      OF OPERATIONS     PERIOD FROM                  PERIOD FROM
                                                     THREE MONTHS  (ON AUGUST 20, 1999)  JULY 1, 1999 NINE MONTHS   JANUARY 1, 1999
                                                        ENDED              TO                TO          ENDED            TO
                                                     SEPTEMBER 30,     SEPTEMBER 30,      AUGUST 19, SEPTEMBER 30,     AUGUST 19,
                                                         2000              1999              1999         2000           1999
                                                     ------------- -------------------- ------------ -------------  ---------------
SALES AND OPERATING REVENUES:

   Coal sales ........................................  $   92,433       $   43,927      $   47,669   $  261,172     $   217,033
   Other sales and operating revenues ................         621              125             134        1,220             577
                                                        ----------       ----------      ----------   ----------     -----------
             Total revenues ..........................      93,054           44,052          47,803      262,392         217,610
                                                        ----------       ----------      ----------   ----------     -----------
EXPENSES:
   Operating expenses ................................      69,050           30,456          35,024      192,579         152,066
   Outside purchases .................................       4,567            2,442           2,570       11,860          17,738
   General and administrative ........................       3,610            1,685           1,959       10,822           8,912
   Depreciation, depletion and amortization ..........       9,624            4,450           5,246       28,825          24,622
   Interest expense (net of interest income and
    interest capitalized for the three and nine
    months ended September 30, 2000 of
    $805 and $2,168, respectively) ...................       4,240            1,627              21       12,502             100
   Unusual items .....................................      (9,466)              --              --       (9,466)             --
                                                        ----------       ----------      ----------   ----------     -----------
                Total operating expenses .............      81,625           40,660          44,820      247,122         203,438
                                                        ----------       ----------      ----------   ----------     -----------
INCOME FROM OPERATIONS ...............................      11,429            3,392           2,983       15,270          14,172
OTHER INCOME .........................................         131              117             334          754             531
                                                        ----------       ----------      ----------   ----------     -----------
INCOME BEFORE INCOME TAXES ...........................      11,560            3,509           3,317       16,024          14,703
INCOME TAX EXPENSE ...................................          --               --           1,015           --           4,498
                                                        ----------       ----------      ----------   ----------     -----------
NET INCOME ...........................................  $   11,560       $    3,509      $    2,302   $   16,024     $    10,205
                                                        ==========       ==========      ==========   ==========     ===========
GENERAL PARTNERS' INTEREST IN
     NET INCOME ......................................  $      231       $       70                   $      320
                                                        ==========       ==========                   ==========
LIMITED PARTNERS' INTEREST IN
     NET INCOME ......................................  $   11,329       $    3,439                   $   15,704
                                                        ==========       ==========                   ==========
BASIC NET INCOME PER LIMITED
     PARTNER UNIT ....................................  $     0.74       $     0.22                   $     1.02
                                                        ==========       ==========                   ==========
DILUTED NET INCOME PER LIMITED
     PARTNER UNIT ....................................  $     0.73       $     0.22                   $     1.01
                                                        ==========       ==========                   ==========
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-BASIC ...............................  15,405,311       15,405,311                   15,405,311
                                                        ==========       ==========                   ==========
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-DILUTED .............................  15,552,017       15,405,311                   15,550,287
                                                        ==========       ==========                   ==========


See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

          CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 PARTNERSHIP                    PREDECESSOR
                                                                         -----------------------------------  ----------------
                                                                                                FROM
                                                                                            COMMENCEMENT          FOR THE
                                                                          NINE MONTHS      OF OPERATIONS        PERIOD FROM
                                                                             ENDED      (ON AUGUST 20, 1999)  JANUARY 1, 1999
                                                                         SEPTEMBER 30,           TO                  TO
                                                                             2000        SEPTEMBER 30, 1999   AUGUST 19, 1999
                                                                         -------------  --------------------  ----------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES .............        $  39,786         $ (29,537)        $  32,896

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ......................          (27,194)          (10,895)          (21,984)
   Proceeds from sale of property, plant and equipment ............               74                66               447
   Purchase of marketable securities ..............................          (54,751)          (34,514)               --
   Proceeds from the maturity of marketable securities ............           61,884             8,452                --
                                                                           ---------         ---------         ---------
                Net cash used in investing activities .............          (19,987)          (36,891)          (21,537)
                                                                           ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from initial public offering (see Note 1) .......               --           137,872                --
     Cash contribution by General Partner .........................               --             5,917                --
     Distributions upon formation (see Note 1) ....................               --           (64,750)               --
     Payment of formation costs ...................................               --            (2,919)               --
     Deferred financing cost ......................................               --            (3,517)               --
     Payments on long-term debt ...................................               --            (1,975)               --
     Distribution to Partners .....................................          (23,580)               --                --
     Return of capital to Parent ..................................               --                --           (11,359)
                                                                           ---------         ---------         ---------
                Net cash provided by (used in) financing
                    activities.....................................          (23,580)           70,628           (11,359)
                                                                           ---------         ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...........................           (3,781)            4,200                --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................            8,000                --                --
                                                                           ---------         ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................        $   4,219         $   4,200         $      --
                                                                           =========         =========         =========

CASH PAID FOR:
     Interest .....................................................        $  18,029         $      --         $      --
                                                                           =========         =========         =========
     Income taxes paid through Parent .............................        $      --         $      --         $   4,510
                                                                           =========         =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Debt transferred from Special General Partner ................        $      --         $ 230,000         $      --
                                                                           =========         =========         =========
     Marketable securities transferred from Special General .......        $       --        $  15,496         $      --
                                                                           =========         =========         =========


See notes to unaudited consolidated and combined financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                   FROM JANUARY 1, 2000 TO SEPTEMBER 30, 2000
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                   (UNAUDITED)

                                               NUMBER OF LIMITED                                                         TOTAL
                                                 PARTNER UNITS                                                          PARTNERS'
                                           ---------------------------                                    GENERAL       CAPITAL
                                            COMMON        SUBORDINATED      COMMON       SUBORDINATED     PARTNERS     (DEFICIT)
                                           ---------      ------------     ---------     ------------     ---------    ---------

Balance at January 1, 2000 ........        8,982,780        6,422,531     $ 158,705       $ 123,273      $(297,906)    $ (15,928)

   Distribution to Partners .......               --               --       (13,474)         (9,634)          (472)      (23,580)

   Net income .....................               --               --         9,157           6,547            320        16,024
                                           ---------        ---------     ---------       ---------      ---------     ---------

Balance at September 30, 2000 .....        8,982,780        6,422,531     $ 154,388       $ 120,186      $(298,058)    $ (23,484)
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

         The accompanying consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of September 30, 2000, and the results of its operations, cash flows and changes in partners' capital (deficit) for the three and nine months ended September 30, 2000. The accompanying combined financial statements include the accounts and operations of the Predecessor for the periods indicated. All material intercompany transactions and accounts of the Partnership and Predecessor have been eliminated.

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

         Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and the Intermediate Partnership assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility, and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at September 30, 2000. The weighted average interest rate on the term loan facility at September 30, 2000 was 7.99%. The credit facility agreement expires August 2004. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the senior notes and credit facility at September 30, 2000.

         Consistent with guidance provided by the Emerging Issues Task Force in Issue No. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions", the Partnership maintained the historical cost of the $121 million of net assets received under the Contribution Agreement.

         Analysis of Pro Forma Results of Operations

         For the nine months ended September 30, 1999, the pro forma total revenues would have been approximately $216,662,000. For the nine months ended September 30, 1999, the pro forma net income would have been approximately $5,362,000 and net income per limited partner unit would have been $0.34. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed on January 1, 1999. The pro forma adjustments include (a) pro forma interest on debt assumed by the Partnership and (b) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership.

2.       CONTINGENCIES

         Transloading Facility Dispute

         The Partnership has been involved in litigation with Seminole Electric Cooperative, Inc. ("Seminole") with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Partnership's terminal in Indiana. Seminole filed a lawsuit on December 16, 1998, seeking declaratory relief as to the damages owed to the Partnership as a result of such termination. Rather than pay the damages stipulated in the contract for breach, Seminole sought the court's agreement that the proper damage award should be calculated based on the Partnership's loss of net profits from its terminal for the term of the agreement. Seminole ceased transloading any coal shipments through this terminal and is transporting coal deliveries by rail under a separate supply contract.

       The parties agreed to submit this dispute to binding arbitration and filed a joint motion to stay the litigation during the pendency of the arbitration. The final resolution between the parties, reached in conjunction with the arbitrator's decision rendered during the third quarter, includes both future cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12.2 million, which is net of litigation expenses and costs relating to the impairment of certain transloading facility assets. The net $12.2 million is included in "Unusual items" and the amount due from Seminole is included in "Other receivables" in the accompanying consolidated and combined statements of income and balance sheets, respectively.

       General Litigation

       The Partnership is involved in various lawsuits, claims and regulatory proceedings, including those conducted by the Mine Safety and Health Administration, incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings (including civil fines issued as part of the outcome of such proceedings), when a loss is probable and the amount is reasonably determinable.

      The Partnership has recorded an expense of $2.7 million related to litigation matters previously settled and contingencies associated with other litigation matters, which is reflected in "Unusual items" in the accompanying consolidated and combined statements of income. In the opinion of management, the outcome of such matters to the extent not previously provided for or covered under insurance, will not have a material adverse effect on the Partnership's business, financial position or results of operations, although management cannot give any assurance to that effect.

3.    COAL PREPARATION PLANT

      On March 23, 2000, the Partnership entered into an arrangement with the Special GP for construction of a coal preparation plant and ancillary facilities (collectively the "coal preparation plant") at the Gibson County Coal, LLC ("Gibson County") mining complex currently under development. Under the terms of the arrangement, the Special GP is constructing the coal preparation plant at an anticipated cost of approximately $23.1 million and has the option to sell or lease the coal preparation plant to the Partnership when construction is completed within the next year. Accumulated costs associated with this "build-to-suit" facility totaled approximately $16.6 million as of September 30, 2000. The asset and corresponding liability are included in the Partnership's balance sheet as prepaid expenses and other assets and due to affiliates, respectively, since it is the Partnership's current intention to enter into an operating lease agreement with the Special GP or a third party for the use of the coal preparation plant. In the event that the operating lease is entered into with either the Special GP or a third party, the Partnership would remove the corresponding asset and liability associated with the coal preparation plant from its consolidated balance sheet once construction is completed and the lease term begins.

4.    SUBSEQUENT EVENTS

      On October 26, 2000, the Partnership declared a minimum quarterly distribution for the period from July 1, 2000, to September 30, 2000, of $0.50 per unit, totaling approximately $7,703,000, on all of its Common and Subordinated Units outstanding, payable on November 14, 2000 to all unitholders of record on November 2, 2000.

         Effective October 27, 2000, MC Mining, LLC ("MC Mining") settled litigation filed October 12, 2000 by Garrett Mining, Inc., the contract miner for MC Mining. As part of such settlement, the Contract Mining Agreement between the parties was terminated and MC Mining purchased parts inventory and equipment from Garrett Mining for the fair market value of $2.2 million and mutual waivers and releases were executed by the parties. MC Mining has entered into an intercompany support services agreement and an agency agreement with Excel Mining, LLC ("Excel Mining"), and Gibson County Coal, LLC, respectively, both affiliates, by which Excel Mining is responsible for conducting all mining operations. The transition from Garrett Mining to Excel Mining may adversely impact coal production at MC Mining during the fourth quarter of 2000. In the opinion of management, the impact on production, if any, will not have a material adverse effect on the Partnership's business, financial position or results of operations, although management cannot give any assurance to that effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         In comparing 2000 to 1999, the Partnership and Predecessor periods for 1999 have been combined. Since the Partnership maintained the historical basis of the Predecessor's net assets, management believes that the combined Partnership and Predecessor results for 1999 are comparable with 2000.

SELECTED OPERATING DATA

                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                             -------------------------------     ------------------------------
                             SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                 2000              1999              2000             1999
                             -------------     -------------     -------------    -------------
Tons sold (000s)                  4,051             3,987            11,276            11,332
Tons produced (000s)              3,249             3,624            10,305            10,644
Revenues per ton sold        $    22.97        $    23.04        $    23.27        $    23.09
Cost per ton sold(1)         $    19.06        $    18.59        $    19.09        $    18.82

(1) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

       Coal sales. Coal sales for the three months ended September 30, 2000 (the "2000 Quarter") increased 0.9% to $92.4 million from $91.6 million for the three months ended September 30, 1999 (the "1999 Quarter"). The increase of $0.8 million is primarily attributable to higher sales volumes in the Partnership's Illinois Basin operations as electric utility power plants' demand for high-sulfur coal increased, partially offset by planned reduced participation in low margin, coal export brokerage markets. The brokerage business is not expected to be material in the future. Tons sold increased 1.6% to 4.1 million for the 2000 Quarter from 4.0 million for the 1999 Quarter. Tons produced decreased 10.3% to 3.2 million tons for the 2000 Quarter from 3.6 million for the 1999 Quarter.

       Other sales and operating revenues. Other sales and operating revenues increased to $0.6 million for the 2000 Quarter from $0.3 million for the 1999 Quarter. The increase of $0.3 million results from the introduction of a third party coal synfuel production facility at the Partnership's Hopkins County Coal, LLC ("Hopkins") operation. Hopkins provides the coal feedstock and receives various fees for operating the third party's coal synfuel facility and providing other services. Alliance Coal, LLC assists the third party with marketing the coal synfuel and receives a fee for such services. The synfuel agreements continue through December 2000 and commitments have been made to extend the agreements through February 2001 with current negotiations underway to continue the synfuel arrangements beyond this date. In late October, the Internal Revenue Service ("IRS") issued Rev. Proc. 2000-47, suspending issuance of private letter rulings for most coal synfuel plants while a review is conducted concerning whether current tax rules adequately address the evolving synfuel industry. The IRS has requested public comment on Rev. Proc. 2000-47 by November 27, 2000. The IRS has indicated it will provide substantial guidance in the form of a general revenue ruling or a tax regulation to address tax credits granted under Section 29 of the Internal Revenue Code. Until such guidance is received from the IRS, we cannot give any assurance that future benefits will be received from the coal synfuel production facility.

       Operating expenses. Operating expenses increased 5.5% to $69.1 million for the 2000 Quarter from $65.5 million for the 1999 Quarter. The increase of $3.6 million results from increased sales volumes in the Partnership's Illinois Basin operations and prolonged adverse mining conditions initially encountered in May 2000 at the Partnership's Mettiki longwall mine resulting in increased operating expenses in both instances. The difficult mining conditions at Mettiki continued through most of August. The remainder of the longwall panel has shown great improvement allowing for above normal production in September.

       Outside purchases. Outside purchases decreased 8.9% to $4.6 million for the 2000 Quarter compared to $5.0 million for the 1999 Quarter. The decrease of $0.4 million was the result of lower coal export brokerage volumes. See "Coal sales" above concerning the decrease in coal export brokerage volumes.

       General and administrative. General and administrative expenses were comparable for the 2000 Quarter and the 1999 Quarter at $3.6 million.

       Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses were comparable for the 2000 Quarter and the 1999 Quarter at $9.6 million and $9.7 million, respectively.

       Interest expense. Interest expense was $4.2 million for the 2000 Quarter compared to $1.6 million for the 1999 Quarter. The increase reflects the interest on the $180 million principal amount of 8.31% senior notes and $50 million of borrowings on the term loan facility in connection with the IPO and concurrent transactions occurring on August 20, 1999. See "Part I, Item 1. Financial Statements - - Note 1. Organization and Presentation."

       Unusual items. The Partnership arbitrated its dispute with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Partnership's terminal in Indiana. The final resolution between the parties, reached in conjunction with the arbitrator's decision rendered during the third quarter, includes both future cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12.2 million, which is net of litigation expenses and cost relating to the impairment of certain transloading facility assets. Additionally, the Partnership recorded an expense of $2.7 million related to other litigation matters. The net effect of these unusual items is $9.5 million. See "Part I, Item 1. Financial Statements -- Note 2. Contingencies."

       Income before income taxes. Income before income taxes increased 69.4% to $11.6 million for the 2000 Quarter compared with $6.8 million for the 1999 Quarter. The increase of $4.8 million is primarily attributable to the unusual items recorded during the 2000 Quarter, see "Unusual items" described above, which was offset by increased operating expenses as a result of prolonged adverse mining conditions encountered at the Partnership's Mettiki longwall mine resulting in increased operating expense from a sandstone intrusion and additional interest expense associated with the debt incurred concurrent with the closing of the IPO.

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

       EBITDA (income from operations before net interest expense, income taxes, depreciation, depletion and amortization) increased 39.9% to $25.4 million for the 2000 Quarter compared with $18.2 million for the 1999 Quarter. The $7.2 million increase is primarily attributable to the unusual items recorded during the 2000 Quarter, see "Unusual items" described above, which was partially offset by increased operating expenses as a result of prolonged adverse mining conditions encountered at the Partnership's Mettiki longwall mine.

       EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make minimum quarterly distributions. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

       Coal sales. Coal sales were comparable for the nine months ended September 30, 2000 (the "2000 Period") and the nine months ended September 30, 1999 (the "1999 Period") at $261.2 million and $261.0 million, respectively. The Partnership has experienced higher sales volumes in the Illinois Basin operations and at the restructured Pontiki/Excel operation, which were directly offset by planned reduced participation in low margin, coal export brokerage markets. The brokerage business is not expected to be material in the future. Tons sold remained consistent at 11.3 million for the 2000 and 1999 Periods. Tons produced decreased 3.2% to 10.3 million for the 2000 Period from 10.6 million in the 1999 Period.

       Other sales and operating revenues. Other sales and operating revenues increased to $1.2 million for the 2000 Period from $0.7 million for the 1999 Period. The increase of $0.5 million results from the introduction of a third party coal synfuel production facility at the Partnership's Hopkins County Coal, LLC ("Hopkins") operation. Hopkins provides the coal feedstock and receives various fees for operating the third party's coal synfuel facility and providing other services. Alliance Coal, LLC assists the third party with marketing the coal synfuel and receives a fee for such services. The synfuel agreements continue through December 2000 and commitments have been made to extend the agreements through February 2001 with current negotiations underway to continue the synfuel arrangements beyond this date. In late October, the Internal Revenue Service ("IRS") issued Rev. Proc. 2000-47, suspending issuance of private letter rulings for most coal synfuel plants while a review is conducted concerning whether current tax rules adequately address the evolving synfuel industry. The IRS has requested public comment on Rev. Proc. 2000-47 by November 27, 2000. The IRS has indicated it will provide substantial guidance in the form of a general revenue ruling or a tax regulation to address tax credits granted under Section 29 of the Internal Revenue Code. Until such guidance is received from the IRS, we cannot give any assurance that future benefits will be received from the coal synfuel production facility.

         Operating expenses. Operating expenses increased 5.5% to $192.6 million for the 2000 Period from $182.5 million for the 1999 Period. The increase of $10.1 million was a result of increased production volumes at the Partnership's restructured Pontiki/Excel operation and prolonged adverse mining conditions at the Partnership's Mettiki longwall mine resulting in increased operating expenses, which were partially offset by cost savings as a result of suspended production at one of the Partnership's surface mines at the Hopkins operation.

         Outside purchases. Outside purchases declined 41.2% to $11.9 million for the 2000 Period from $20.2 million for the 1999 Period. The decrease of $8.3 million was the result of lower coal export brokerage volumes. See "Coal sales" above concerning the decrease in coal export brokerage volumes.

         General and administrative. General and administrative expenses were comparable for the 2000 Period and the 1999 Period at $10.8 million and $10.6 million, respectively.

         Depreciation, depletion and amortization. Depreciation, depletion and amortization expense were comparable for the 2000 Period and the 1999 Period at $28.8 million and $29.1 million, respectively.

         Interest expense. Interest expense was $12.5 million for the 2000 Period compared to $1.7 million for the 1999 Period. The increase reflects the interest on the $180 million principal amount of 8.31% senior notes and $50 million of borrowings on the term loan facility in connection with the IPO and concurrent transactions occurring on August 20, 1999. See "Part I., Item 1. Financial statements -- Note 1. Organization and Presentation."

         Unusual items. The Partnership arbitrated its dispute with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Partnership's terminal in Indiana. The final resolution between the parties, reached in conjunction with the arbitrator's decision rendered during the third quarter, included both future cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12.2 million, which is net of litigation expenses and cost relating to the impairment of certain transloading facility assets. Additionally, the Partnership recorded an expense of $2.7 million related to other litigation matters. The net effect of these unusual items is $9.5 million. See "Part I, Item 1. Financial Statements -- Note 2. Contingencies."

         Income before income taxes. Income before income taxes was $16.0 million for the 2000 Period compared to $18.2 million for the 1999 Period. The decrease of $2.2 million was primarily attributable to increased operating expenses as a result of prolonged adverse mining conditions encountered at the Partnership's Mettiki longwall mine resulting in increased operating expense from a sandstone intrusion and additional interest expense associated with the debt incurred concurrent with the closing of the IPO offset by unusual items recorded during the 2000 Quarter. See "Unusual items" described above.

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

         EBITDA (income from operations before net interest expense, income taxes, depreciation and depletion and amortization) increased 17.0% to $57.4 million for the 2000 Period compared with $49.0 million for the 1999 Period. The $8.4 million increase is primarily attributable to the unusual items recorded during the 2000 Period, see "Unusual items" described above and the increased production and sales volumes at the Partnership's restructured Pontiki/Excel operation, which was partially offset by increased operating expenses as a result of adverse mining conditions at the Partnership's Mettiki longwall mine.

         EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make minimum quarterly distributions. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash flows provided by operating activities was $39.8 million in the 2000 Period compared to $3.4 million in the 1999 Period. The increase in cash flows provided by operating activities is principally attributable to the Special GP retaining approximately $37.9 million of trade receivables in conjunction with the IPO and concurrent transactions that occurred on August 20, 1999.

         Net cash used in investing activities was $20.0 million for the 2000 Period compared to $58.4 million in the 1999 Period. The decrease is principally attributable to the purchase of U.S. Treasuries in conjunction with the IPO and concurrent transactions that occurred on August 20, 1999.

         Net cash used in financing activities was $23.6 million for the 2000 Period compared to net cash provided by financing activities of $59.2 million in the 1999 Period. The decrease was the result of three minimum quarterly distributions paid in the 2000 Period of $0.50 per unit on its Common and Subordinated Units outstanding totaling approximately $23.6 million and the net cash provided by the IPO and concurrent transactions that occurred on August
20, 1999.

Capital Expenditures

         Capital expenditures decreased to $27.2 million in the 2000 Period compared to $32.9 million in the 1999 Period. The decrease is primarily attributable to a coal reserve acquisition in the 1999 Period.

         The Partnership's new Gibson County mining complex currently under development remains on schedule and budget and should commence production in November. The Partnership has approved an extension of its existing Pattiki mine into adjacent coal reserves. The extension will involve capital expenditures of approximately $30.0 million during the 2000-2003 period and is expected to allow the Pattiki mine to continue its existing productive level for the next 15 years.

Notes Offering and Credit Facility

         Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and the Intermediate Partnership assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at September 30, 2000. The weighted average interest rate on the term loan facility at September 30, 2000, was 7.99%. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by Alliance Coal, LLC and all of it subsidiaries. In addition, the credit facility is secured further by a pledge of treasury securities, which, upon written notice, are released for purposes of financing qualifying capital expenditures of the Intermediate Partnership or its subsidiaries. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. During June 2000, FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Partnership does not believe that adoption of SFAS No. 133, as amended by SFAS No. 138 effective January 1, 2001, will have a material impact on its financial position, results of operations or cash flows.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Almost all of the Partnership's and the Predecessor's transactions are denominated in U. S. dollars, and as a result, they do not have material exposure to currency exchange-rate risks.

         The Predecessor did not, and the Partnership does not, engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

         The Intermediate Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and, as a result, the Partnership has interest rate exposure.

         As of September 30, 2000, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information under "General Litigation" in Note 2 of the Notes to Unaudited Consolidated and Combined Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report on Form 10-K for the period ending December 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

    Exhibit No.                   Description

    27.1    --                    Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 10, 2000.


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

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 27.1 --      Financial Data Schedule.