Form 10-K
period 2000-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2001-03-27
CIK 1086600

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________TO_____________

                          COMMISSION FILE NO.: 0-26823

                                 ---------------


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

    Securities registered pursuant to Section 12(g) of the Act: Common Units representing limited partner interests

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $147,150,647 on March 26, 2001, based on $19.81 per unit, the closing price of the Common Units as reported on the Nasdaq National Market on such date.

    As of March 26, 2001, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE: None


================================================================================

                               TABLE OF CONTENTS


                                                                                                             PAGE

                                                      PART I
ITEM 1.      BUSINESS ....................................................................................    2
ITEM 2.      PROPERTIES ..................................................................................   13
ITEM 3.      LEGAL PROCEEDINGS............................................................................   16
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
             HOLDERS .....................................................................................   17

                                                      PART II
ITEM 5.      MARKET FOR REGISTRANT'S COMMON UNITS AND
             RELATED UNITHOLDER MATTERS ..................................................................   17
ITEM 6.      SELECTED FINANCIAL DATA .....................................................................   18
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............................................   19
ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK ...........................................................................   25
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................................................   27
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE ......................................................   49

                                                     PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
             MANAGING GENERAL PARTNER ....................................................................   49
ITEM 11.     EXECUTIVE COMPENSATION ......................................................................   52
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT .......................................................................   55
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............................................   57

                                                      PART IV
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K .........................................................................   59

                           FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements. These statements are based on the beliefs of Alliance Resource Partners, L.P. (Partnership) as well as assumptions made by and information currently available to the Partnership. When used in this document, the words "anticipate," "believe," "expect," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including, but not limited to (a) the Partnership's dependence on significant customer contracts and the terms of those contracts, (b) the Partnership's productivity levels and margins that it earns from the sale of coal, (c) the effects of any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation, workers' compensation claims, and environmental litigation or cleanup, (d) the risk of major mine-related accidents or interruptions, and (e) the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Annual Report on Form 10-K. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements.


                                     PART I

ITEM 1.   BUSINESS

GENERAL

    We are a diversified producer and marketer of coal to major United States utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the eighth largest coal producer in the eastern United States. At December 31, 2000, we had approximately 466 million tons of reserves in Illinois, Indiana, Kentucky, Maryland and West Virginia. In 2000, we produced 13.7 million tons of coal and sold 15.0 million tons of coal. The coal we produced in 2000 was 20.4% low-sulfur coal, 19.0% medium-sulfur coal and 60.6% high-sulfur coal. In 2000, approximately 96% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as "scrubbers," to remove sulfur dioxide.

    We currently operate seven mining complexes in Illinois, Indiana, Kentucky and Maryland. Six of our mining complexes are underground and one has both surface and underground mines. Our mining activities are organized into three operating regions: (a) the Illinois Basin operations, (b) the East Kentucky operations, and (c) the Maryland operations.

    We and our subsidiary, Alliance Resource Operating Partners, L.P. (Intermediate Partnership), were formed to acquire, own and operate substantially all of the coal production and marketing assets of Alliance Resource Holdings, Inc. (ARH), a Delaware corporation formerly known as Alliance Coal Corporation. We completed our initial public offering (IPO) on August 20, 1999, at which time ARH contributed substantially all of its operating assets and liabilities to the Intermediate Partnership.

    Our managing general partner, Alliance Resource Management GP, LLC (Managing
GP) and our special general partner, Alliance Resource GP, LLC (Special GP) (collectively, the Special GP and the Managing GP are the General Partners) own an aggregate 2% general partner interests in the Partnership. Our limited partners, including the General Partners as holders of Common Units and Subordinated Units, own an aggregate 98% of the limited partner interests in the Partnership.

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


    OPERATING REGION AND MINES                              2000            1999           1998             1997            1996
                                                         ----------      ----------      ----------      ----------      ----------
                                                                                    (TONS IN MILLIONS)
Illinois Basin Operations:
     Dotiki, Pattiki, Hopkins County, Gibson County             8.4             8.5             7.9             5.2             4.3
East Kentucky Operations:
     Pontiki, MC Mining                                         2.7             2.8             2.5             2.8             2.0
Maryland Operations:
     Mettiki                                                    2.6             2.8             3.0             2.9             2.7
                                                         ----------      ----------      ----------      ----------      ----------
             Total                                             13.7            14.1            13.4            10.9             9.0
                                                         ==========      ==========      ==========      ==========      ==========

    Illinois Basin Operations

    Our Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. We have approximately 835 employees in the Illinois Basin and currently operate four mining complexes.

    Webster County Coal, LLC. Webster County Coal operates the Dotiki mine, which is an underground mining complex, located in Webster and Hopkins Counties, Kentucky. The mine was opened in 1966, and we purchased the mine in 1971. Our Dotiki operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour. Production from the mine is shipped via the CSX railroad, the Paducah & Louisville railroad and by truck. Our primary customers for coal produced at Dotiki are Seminole Electric Cooperative, Inc. (Seminole), Tennessee Valley Authority (TVA) and Western Kentucky Energy Corp. (WKE), which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units. During 2000, Webster County Coal entered into a mineral lease and sublease with an affiliate of the Special GP. See "Item 13. Certain Relationships and Related Transactions."

    White County Coal, LLC. White County Coal operates the Pattiki mine, which is an underground mining complex, located in White County, Illinois. We began construction of the mine in 1980 and have operated it since its inception. Our Pattiki operation utilizes continuous mining units employing room-and-pillar mining techniques. We are in the process of extending our Pattiki mine into adjacent coal reserves. This extension involves capital expenditures of approximately $30 million during the 2000-2003 period and allows the Pattiki mine to continue its existing productive capacity for the next 15 years. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour. Production from the mine is shipped via the CSX railroad. Our primary customers for coal produced at Pattiki are Seminole and TVA, which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units.

    Hopkins County Coal, LLC. Hopkins County Coal is a mining complex located in Hopkins County, Kentucky. The operation has three surface mines, two of which are currently idle, and one underground mine. We acquired Hopkins County Coal in January 1998. The surface operations utilize dragline mining, and the underground operation utilizes a continuous mining unit employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour. Production from the complex is shipped via the CSX and the Paducah & Louisville railroads and by truck. Our primary customers for coal produced at Hopkins County Coal include Louisville Gas & Electric, TVA and WKE, which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units. During 2000, Hopkins County Coal entered into an option to lease and sub-lease reserves with an affiliate of the Special GP. See "Item 13. Certain Relationships and Related Transactions."

    Gibson County Coal, LLC. Gibson County Coal is an underground mining complex located in Gibson County, Indiana. We began construction of the mine in 1999 and commenced production in November 2000. The Gibson County mining complex utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant is leased from the Special GP and has a throughput capacity of 700 tons of raw coal an hour. Production from Gibson County Coal is a low-sulfur coal, shipped via truck to our primary customer, PSI Energy Inc., a subsidiary of Cinergy Corporation. Gibson County Coal also has approximately
104.2 million tons of undeveloped recoverable reserves, which are not contiguous to the reserves currently being mined.

    East Kentucky Operations

    Our East Kentucky mining operations are located in the Central Appalachia coal fields. Our East Kentucky mines produce low-sulfur coal. We have approximately 360 employees and operate two mining complexes in East Kentucky.

    Pontiki Coal, LLC. Pontiki is an underground mining complex located in Martin County, Kentucky. We constructed the mine in 1977. Pontiki owns the mining complex and reserves and Excel Mining LLC, an affiliate of Pontiki, is responsible for conducting all mining operations. All of the coal produced at Pontiki meets or exceeds the compliance requirements of Phase II of the Clean Air Act Amendments. Our Pontiki operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 800 tons of raw coal an hour. Production from the mine is shipped via the Norfolk Southern railroad and by truck. Our primary customers for coal produced at Pontiki are James River Cogeneration Company, the successor to Cogentrix of Virginia, Inc., and AEI Coal Sales Company, Inc. (AEI).

    MC Mining, LLC. MC Mining is an underground mining complex located in Pike County, Kentucky, acquired in 1989. Since we began operations in late 1996, MC Mining was operated by an unaffiliated contract mining company. However, during the fourth quarter 2000, the contract mining agreement was terminated and MC Mining entered into an intercompany support services agreement with Excel Mining. Selected employees of the contractor and other qualified individuals were hired by Excel Mining, which is responsible for conducting all mining operations. The operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 800 tons of raw coal an hour. Production from the mine is shipped via the CSX railroad and by truck. MC Mining sells its low-sulfur production primarily in the spot market.

    Toptiki Coal, LLC. Toptiki was a surface and underground mining complex located in Martin County, Kentucky. After conducting surface mining operations through 1982 and underground operations through 1996, we discontinued mining at the complex and have since sold our member interest in Toptiki for an immaterial amount.

    Maryland Operations

    Our Maryland mining operation is located in the Northern Appalachia coal fields. We have approximately 235 employees and operate one mining complex in Maryland.

    Mettiki Coal, LLC. Mettiki is an underground longwall mining complex located in Garrett County, Maryland. We constructed Mettiki in 1977 and have operated it since its inception. The operation utilizes a longwall miner for the majority of the coal extraction as well as continuous mining units used to prepare the mine for future longwall mining operation areas. The preparation plant has a throughput capacity of 1,350 tons of raw coal an hour. Production from the mine is shipped via truck and the CSX railroad. Our primary customer for coal produced at Mettiki is Virginia Electric and Power Company (VEPCO), which purchases the coal pursuant to a long-term contract for use in the generating units at its Mt. Storm, West Virginia power plant located less than 20 miles away. We also process coal at Mettiki for Anker Energy Corporation and one of its affiliates.

    Mettiki Coal (WV), LLC. Mettiki (WV) has approximately 20.1 million tons of undeveloped recoverable reserves in Grant and Tucker Counties, West Virginia adjacent to Mettiki in Garrett County, Maryland. We currently conduct no mining operations at Mettiki (WV).

OTHER OPERATIONS

    Mt. Vernon Transfer Terminal, LLC

    Mt. Vernon terminal is a rail-to-barge loading terminal on the Ohio River in Mt. Vernon, Indiana. The terminal has a capacity of 5.5 million tons per year with existing ground storage. The terminal was used from 1983 through 1998 for shipments from Pattiki and Dotiki under our coal supply agreement with Seminole. Seminole now transports these shipments directly by CSX railroad. We currently use the facility as needed for spot shipments to customers other than Seminole and continue to explore our opportunities and options regarding the terminal.

    Coal Brokerage

    We buy coal from outside producers throughout the eastern United States, which we then resell, both directly and indirectly, to utility and industrial customers. We purchased and sold 200,000 tons of outside coal in 2000. We have a policy of matching our outside coal purchases and sales to minimize market risks associated with buying and reselling coal.

    Additional Services

    We develop and market additional services in order to establish ourselves as the supplier of choice for our customers. Examples of the kind of services we have offered to date include ash and scrubber sludge removal, coal yard maintenance, and arranging alternate transportation services. We will continue to think proactively in providing additional services for customers and believe that this approach will give us a competitive advantage in obtaining coal supply contracts in the future.

COAL MARKETING AND SALES

    As is customary in the coal industry, we have entered into long-term contracts with many of our customers. These arrangements are mutually beneficial. Our utility customers secure a fuel supply for their power plants for years into the future. Our long-term contracts contribute to both our customers and our stability and profitability by providing greater predictability of sales volumes and sales prices. In 2000, approximately 85% of our sales tonnage was sold under long-term contracts with maturities ranging from 2000 to 2012. Our total nominal commitment under significant long-term contracts was approximately 74.8 million tons at December 31, 2000. The total commitment of coal under contract is an approximate number because, in some instances, our contracts contain provisions that could cause the nominal total commitment to increase or decrease by as much as 20%. In addition, the nominal total commitment can otherwise change because of price reopener provisions contained in certain of these long-term contracts. We believe our long-term contract position compares favorably to those of our competitors.

    The terms of long-term contracts are the results of both bidding procedures and extensive negotiations with the customer. As a result, the terms of these contracts vary significantly in many respects, including, among others, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, coal qualities, and quantities. Virtually all of our long-term contracts are subject to price adjustment provisions which permit an increase or decrease periodically in the contract price to reflect changes in specified price indices or items such as taxes, royalties or actual production costs. These provisions, however, may not assure that the contract price will reflect every change in production or other costs. Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can lead to early termination of a contract. Some of the long-term contracts also permit the contract to be reopened to renegotiate terms and conditions other than the pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract. The long-term contracts typically stipulate procedures for quality control, sampling and weighing. Most contain provisions requiring us to deliver coal within ranges for specific coal characteristic such as heat, sulfur, ash, moisture, grindability, volatility and other qualities. Failure to meet these specifications can result in economic penalties or termination of the contracts. While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location. Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.

RELIANCE ON MAJOR CUSTOMERS

    Our four largest customers are AEI, Seminole, TVA and VEPCO. Sales to these customers in the aggregate accounted for approximately 62% of our 2000 total revenues, and sales to each of these customers accounted for more than 10% of our 2000 total revenues. Three of these customers have purchased coal regularly from us for more than 15 years. A national bond rating agency has recently reported that the parent company of one of our significant customers is in default on a significant amount of its outstanding debt. All of the accounts receivable under the long-term contract with our customer are current. Our management does not anticipate that this event will have a material impact on our financial condition or results of operations.

COMPETITION

    The United States coal industry is highly competitive with numerous producers in all coal producing regions. We compete with other large producers and hundreds of small producers in the United States. The largest coal company is estimated to have sold approximately 16% of the total 2000 tonnage sold in the United States market. We compete with other coal producers primarily on the basis of coal price at the mine, coal quality (including sulfur content), transportation cost from the mine to the customer, and the reliability of supply. Continued demand for our coal and the prices that we obtain are also affected by demand for electricity, environmental and government regulations, technological developments, and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil, and hydroelectric power.

TRANSPORTATION

    Our coal is transported to our customers by rail, truck and barge. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 10% to 60% of the delivered cost of a customer's coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers.

    Customers pay the transportation costs from the contractual F.O.B. point to the customer's plant. At our Gibson and Mettiki mines, a contractor operates a truck delivery system that transports the coal from the mine to the primary customer's power plant.

    In 2000, the largest volume transporter of our coal production was the CSX railroad, which moved approximately 50% of our tonnage over its rail system. The practices of, and rates set by, the railroad serving a particular mine or customer might affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mine.

REGULATION AND LAWS

    The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

    -   employee health and safety;

    -   mine permits and other licensing requirements;

    -   air quality standards;

    -   water pollution;

    - storage of petroleum products and substances which are regarded as hazardous under applicable laws or which, if spilled, could reach waterways or wetlands;

    -   plant and wildlife protection;

    - reclamation and restoration of mining properties after mining is completed;

    -   the discharge of materials into the environment;

    -   management of solid wastes generated by mining operations;

    -   protection of wetlands;

    - management of electrical equipment containing polychlorinated biphenyls (PCBs);

    -   surface subsidence from underground mining;

    -   the effects that mining has on groundwater quality and availability;
        and

    -   legislatively mandated benefits for current and retired coal miners.

    In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal. The possibility exists that new legislation or regulations, or new interpretations of existing laws or regulations, may be adopted that may have a significant impact on our mining operations or our customers' ability to use coal, and may require us or our customers to change our or their operations significantly or to incur substantial costs.

    We are committed to conducting mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding our compliance efforts, we do not believe these violations can be eliminated completely. None of the violations to date or the monetary penalties assessed at our operations have been material.

    While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Capital expenditures for environmental matters have not been material in recent years. We have accrued for the present value estimated cost of reclamation and mine closing, including the cost of treating mine water discharge, when necessary. The accrual for reclamation and mine closing costs is based upon permit requirements and the costs and timing of reclamation and mine closing procedures. Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if we later determine these accruals to be insufficient. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.

    Mining Permits and Approvals. Numerous governmental permits or approvals are required for mining operations. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. All requirements imposed by any of these authorities may be costly and time-consuming, and may delay commencement or continuation of mining operations. Future legislation and administrative regulations may emphasize more heavily the protection of the environment and, as a consequence, our activities may be more closely regulated. Legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

    Before commencing mining on a particular property, we must obtain mining permits and approvals by state regulatory authorities of a reclamation plan for restoring, upon the completion of mining, the mined property to its approximate prior condition, productive use or other permitted condition. Typically, we commence actions to obtain permits between 18 and 24 months before we plan to mine a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. We have not experienced difficulties in obtaining mining permits in the areas where our reserves are currently located. However, we cannot assure you that we will not experience difficulty in obtaining mining permits in the future.

    Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws. Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations which have outstanding permit violations. Although we have been cited for violations in the ordinary course of our business, we have never had a permit suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

    Mine Health and Safety Laws. Stringent safety and health standards have been imposed by federal legislation since 1969 when the Coal Mine Health and Safety Act of 1969 (CMHSA) was adopted. CMHSA resulted in increased operating costs and reduced productivity. The federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of CMHSA, imposes comprehensive safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of CMHSA and the Mine Safety and Health Act of 1977, the Black Lung Benefits Act requires payments of benefits by all businesses that conduct current mining operations to a coal miner with black lung disease and to some survivors of a miner who dies from this disease. Most of the states where we operate also have state programs for mine safety and health regulation and enforcement. In combination, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and rigorous system for protection of employee safety and health affecting any segment of any industry. Even the most minute aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. This regulation has a significant effect on our operating costs. However, our competitors in all of the areas in which we operate are subject to the same laws and regulations.

    Black Lung Benefits Act (BLBA). The federal BLBA levies a tax on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, BLBA provides that some claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. For miners last employed as miners after 1969 and who are determined to have contracted black lung, we self-insure against potential cost using actuarially determined estimates of the cost of present and future claims. We are also liable under state statutes for black lung claims.

    The U.S. Department of Labor has issued revised regulations that could alter the claims process for the federal black lung benefit recipients, which among other things:

    -   simplify administrative procedures for the adjudication of claims;

    - propose preference for the miner's treating physician under certain circumstances;

    - allow previously denied claims to be refiled and litigated under a different standard;

    -   limit the amount of evidence all parties may submit for consideration;

    - create a rebuttable presumption that medical treatment for any pulmonary condition is caused or aggravated by the miner's work; and

    -   expand the definition of pneumoconiosis and total disability.

    Because the revised regulations are expected to result in an increase in the incidence and recovery of black lung claims, both the coal and insurance industries are currently challenging through litigation certain provisions of the revised regulations. A federal judge has granted a limited stay of the new black lung regulations at the request of the Bush administration. Under the preliminary injunction, claims will continue to be processed under the new regulations, but no final decisions will be made on claims for black lung benefits filed after the new regulations became effective. The outcome of the litigation and the impact of the revised regulations if eventually implemented on the Partnership's liability for black lung claims cannot be determined at this time. In addition, Congress and state legislatures regularly consider various items of black lung legislation, which if enacted, could adversely affect our business financial condition and results of operations.

    Workers' Compensation. We are required to compensate employees for work-related injuries. Several states in which we operate consider changes in workers compensation laws from time to time.

    Coal Industry Retiree Health Benefits Act (CIRHBA). The federal CIRHBA was enacted to provide for the funding of health benefits for some United Mine Workers of America retirees. The act merged previously established union benefit plans into a single fund into which "signatory operators" and "related persons" are obligated to pay annual premiums for beneficiaries. The act also created a second benefit fund for miners who retired between July 21, 1992, and September 30, 1994, and whose former employers are no longer in business. Because of our union-free status, we are not required to make payments to retired miners under CIRHBA, with the exception of limited payments made on behalf of predecessors of MC Mining, LLC. However, in connection with the sale of the coal assets acquired by ARH in 1996, MAPCO Inc. agreed to retain all liabilities under CIRHBA.

    Surface Mining Control and Reclamation Act (SMCRA). The federal SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. The act requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. In conjunction with mining the property, we reclaim and restore the mined areas by grading, shaping and preparing the soil for seeding. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for a variety of uses, as specified in the approved reclamation plan. We believe that we are in compliance in all material respects with applicable regulations relating to reclamation.

    SMCRA and similar state statutes, require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires us to restore the surface to approximate the original contours as contemporaneously as practicable with the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be released is five years after reclamation has been achieved. Federal law and some states impose on mine operators the responsibility for replacing certain water supplies damaged by mining operations and repairing or compensating for damage occurring on the surface as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on underground-mined coal. We have accrued for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary.

    Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators and other third parties can be imputed to other companies which are deemed, according to the regulations, to have "owned" or "controlled" the third party violator. Sanctions against the "owner" or "controller" are quite severe and can include being blocked from receiving new permits and revocation of any permits that have been issued since the time of the violations or, in the case of civil penalties and reclamation fees, since the time their amounts became due. We are not aware of any currently pending or asserted claims relating to the "ownership" or "control" theories discussed above. However, we cannot assure you that such claims will not develop in the future.

    Clean Air Act (CAA). The federal CAA and similar state laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and emissions control requirements. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. For example, the CAA requires reduction of sulfur dioxide (SO2) emissions from electric power generation plants in two phases. Only some facilities were subject to the Phase I requirements. Beginning in year 2000, Phase II requires nearly all facilities to reduce emissions. The effected utilities are able to meet these requirements by:

    -   switching to lower sulfur fuels;

    -   installing pollution control devices such as scrubbers;

    -   reducing electricity generating levels; or

    -   purchasing or trading so-called pollution "credits."

    Specific emissions sources receive these "credits" that utilities and industrial concerns can trade or sell to allow other units to emit higher levels of SO2. In addition, the CAA requires a study of utility power plant emissions of some toxic substances and their eventual regulation, if warranted. The effect of the CAA cannot be completely ascertained at this time, although the SO2 emissions reduction requirement is projected generally to increase the demand for lower sulfur coal and potentially decrease demand for higher sulfur coal.

    The CAA also indirectly affects coal mining operations by requiring utilities that currently are major sources of nitrogen oxides (NOx) in moderate or higher ozone nonattainment areas to install reasonably available control technology for NOx, which are precursors of ozone. In October 1998, the U.S. Environmental Protection Agency (EPA) issued a rule requiring 22 eastern states and the District of Columbia to make substantial reductions in NOx emissions by the year 2003, which was substantially upheld by the U.S. Court of Appeals for the D.C. Circuit on March 3, 2000. On March 5, 2001, the U.S. Supreme Court declined to review that decision, in response to a petition by seven states and the power and coal industries. EPA expects that effected states will achieve reductions by requiring power plants to make substantial reductions in their NOx emissions. This in turn will require power plants to install reasonably available control technology and additional control measures. Installation of reasonably available control technology and additional measures required under EPA regulations will make it more costly to operate coal-fired plants and, depending on the requirements of individual state implementation plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on our business, financial condition and results of operations. The effect these regulations, or other requirements that may be imposed in the future, could have on the coal industry in general and on our business in particular cannot be predicted with certainty. We cannot assure you that the implementation of the CAA, the new National Ambient Air Quality Standards (NAAQS) discussed below, or any other current or future regulatory provision, will not materially adversely affect us.

    In addition, EPA has already issued and is considering further regulations relating to fugitive dust and emissions of other coal-related pollutants such as mercury, nickel, dioxin and fine particulates. For example, in July 1997 EPA adopted new, more stringent NAAQS for particulate matter, which may require some states to change existing implementation plans. These NAAQS are expected to be implemented by 2003. These NAAQS were effectively affirmed by the U.S. Supreme Court on February 27, 2001. That decision upheld the constitutionality of EPA's NAAQS statutory authority, finding that EPA acted properly in not considering costs in setting the NAAQS, and remanded the case to the U.S. Court of Appeals for the D.C. Circuit to dispose of any remaining challenges to the rules. Because coal mining operations and utilities emit particulate matter, our mining operations and utility customers are likely to be directly effected when the revisions to the NAAQS are implemented by the states.

    EPA has filed suit against a number of our customers over implementation of new source performance standards and preconstruction review requirements for new sources and major modifications under the prevention of significant deterioration and nonattainment regulations. This issue surrounds the issue of what constitutes regular maintenance versus new construction. Some of our customers have agreed to or proposed settlements with EPA while others are preparing for litigation. These and other regulatory developments may restrict our ability to develop new mines, or could require us or our customers to modify existing operations.

    Framework Convention On Global Climate Change (Kyoto Protocol). The United States and more than 160 other nations are signatories to the Kyoto Protocol which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. The Kyoto Protocol established a binding set of emissions targets for developed nations. The specific limits vary from country to country. Under the terms of the Kyoto Protocol, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The Clinton Administration signed the Kyoto Protocol in November 1998. Although the U.S. Senate has not ratified the Kyoto Protocol and no comprehensive regulations focusing on greenhouse gas emissions have been enacted, efforts to control greenhouse gas emissions could result in reduced use of coal if electric power generators switch to lower carbon sources of fuel. These restrictions, if established through regulation or legislation, could have a material adverse effect on our business, financial condition and results of operations.

    Clean Water Act (CWA). The federal CWA affects coal mining operations by imposing restrictions on effluent discharge into waters. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water. We are also subject to CWA Section 404, which imposes permitting and mitigation requirements associated with the dredging and filling of wetlands. The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands. We believe we have obtained all necessary wetlands permits required under Section
404. However, mitigation requirements under those existing, and possible future, wetlands permits may vary considerably. In addition, we are currently interpreting the effect of a January 9, 2001, U.S. Supreme Court ruling concerning the definition of isolated wetlands. This issue should not cause any increase in post-mine reclamation accruals. In fact, this decision is expected to decrease the regulatory burden on mining operations that disturb intermittent streams and other isolated wetlands. For that reason, the setting of post-mine reclamation accruals for such mitigation projects is difficult to ascertain with certainty. We believe that we have obtained all permits required under the CWA as traditionally interpreted by the responsible agencies. Although more stringent permitting requirements may be imposed in the future, we are not able to accurately predict the impact, if any, of any such permitting requirements.

    However, each individual state is required to submit to EPA their biennial CWA Section 303(d) lists identifying all waterbodies not meeting state specified water quality standards. For each listed waterbody, the state is required to begin developing a Total Maximum Daily Load (TMDL) to:

    - determine the maximum pollutant loading the waterbody can assimilate without violating water quality standards,

    -   identify all current pollutant sources and loadings to that waterbody,

    - calculate the pollutant loading reduction necessary to achieve water quality standards, and

    - establish a means of allocating that burden among and between the point and non-point sources contributing pollutants to the waterbody.

    We are currently participating in stakeholders meetings and in negotiations with states and EPA to establish reasonable TMDLs that will accommodate expansion. These and other regulatory developments may restrict our ability to develop new mines, or could require us or our customers to modify existing operations, the extent of which we cannot accurately or reasonably predict.

    Safe Drinking Water Act (SDWA). The federal SDWA and its state equivalents affect coal mining operations by imposing requirements on the underground injection of fine coal slurries, fly ash, and flue gas scrubber sludge, and by requiring a permit to conduct such underground injection activities. The inability to obtain these permits could have a material impact on our ability to inject materials such as fine coal refuse, fly ash, or flue gas scrubber sludge into the inactive areas of some of our old underground mine workings.

    In addition to establishing the underground injection control program, the federal SDWA also imposes regulatory requirements on owners and operators of "public water systems." This regulatory program could impact our reclamation operations where subsidence, or other mining-related problems, require the provision of drinking water to effected adjacent homeowners. However, the federal SDWA defines a "public water system" for purposes of regulatory jurisdiction as a system for the provision to the public of water for human consumption through pipes or other constructed conveyances, if the system has at least fifteen service connections or regularly serves at least twenty-five individuals. It is unlikely that any of our reclamation activities would require the provision of such a "public water system." While we have at least one drinking water supply source for our employees and contractors that is subject to SDWA regulation, the SDWA is unlikely to have a material impact on our operations.

    Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The federal CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA, and similar state laws, joint and several liability may be imposed on waste generators, site owners and operators and others regardless of fault or the legality of the original disposal activity. Some products used by coal companies in operations, such as chemicals, generate waste containing hazardous substances, which are governed by the statute. Thus, coal mines that we currently own or have previously owned or operated, and sites to which we sent waste materials, may be subject to liability under CERCLA and similar state laws. We have been, on rare occasions, the subject of administrative proceedings, litigation and investigations relating to CERCLA matters, none of which has had a material adverse effect on our financial condition or results of operations. We cannot assure you that we will not become involved in future proceedings, litigation or investigations, or that liabilities arising out of any such proceedings will not be material.

    Toxic Substances Control Act (TSCA). The federal TSCA regulates, among other things, electrical equipment containing PCBs in excess of 50 parts-per-million. Specifically, TSCA's PCB rules require that all PCB-containing equipment be properly labeled, stored, and disposed of, and require the on-site maintenance of annual records regarding the presence and use of equipment containing PCBs in excess of 50 parts-per-million. Because the regulated PCB-containing electrical equipment in use in our operations is owned by the utilities that serve the operations where they are located, and because the use of PCB-containing fluids in such equipment is in the process of being phased out, we do not believe TSCA will have a material impact on our operations.

    Resource Conservation and Recovery Act (RCRA). The federal RCRA affects coal mining operations by imposing requirements for the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are exempted from regulation under RCRA by statute.

    Coal Combustion By-Products. In 2000, EPA declined to impose hazardous wastes regulatory controls on the disposal of some coal combustion by-products, including the practice of using coal combustion by-products as minefill. However, EPA is currently evaluating the possibility of placing additional solid waste burdens on the disposal of these types of materials, but it may be several years before these standards will be developed.

    While we cannot predict the ultimate outcome of the EPA's assessment, we believe that the beneficial uses of coal combustion by-products we employ do not constitute poor practices due to, among other things, the fact that our CWA discharge permits for treated acid mine drainage contain parameters for pollutants of concern, such as metals, and those permits require monitoring and reporting of effluent quality data. Small quantities of regulated hazardous wastes are generated at some of our facilities. However, we do not believe that the cost of complying with applicable regulations for those wastes will have a material impact.

OTHER ENVIRONMENTAL, HEALTH AND SAFETY REGULATION

    In addition to the laws and regulations described above, we are subject to regulations regarding underground and above ground storage tanks where we may store petroleum or other substances. Some monitoring equipment that we use is subject to licensing under the federal Atomic Energy Act. Water supply wells located on our property are subject to federal, state and local regulation. The costs of compliance with these requirements should not have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

    We have approximately 1,530 employees, including some 100 corporate employees and some 1,430 employees involved in active mining operations. Our work-force is entirely union-free. Relations with our employees are generally good, and there have been no recent work stoppages or union organizing campaigns among our employees.

ITEM 2. PROPERTIES

COAL RESERVES

    As of December 31, 2000, we had approximately 466 million tons of coal reserves. All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves. Proven and probable reserves are reserves that we can economically produce using current extraction technology from acreage we own or lease.

    The following table sets forth production data and reserve information, as of December 31, 2000, about each of our mining complexes.


                                                        Typical Clean Coal Quality                Proven and Probable Reserve
                                          2000      ----------------------------------     ----------------------------------------
                                        Saleable      Heat
                                       Production   Content(2)
                                       (tons in       (BTU        Sulfur(2)     Ash(2)       Low       Medium      High
Location              Mine Type        millions)    per pound)       (%)          (%)      Sulfur(1)  Sulfur(1)   Sulfur(1)   Total
--------              ---------        ---------    ----------    ---------     ------     ---------  ---------   ---------   -----

                                                                                                     (tons in millions)
Webster and Hopkins   Underground         3.9         12,500         2.9           8.1                             107.4       107.4
County, KY

White County, IL      Underground         2.3         11,700         3.0           7.9                              81.3        81.3
Hopkins County, KY    Surface/
                      Underground         2.1         11,300         3.2          12.4                              35.0        35.0
Gibson County, IN     Underground         0.1         11,600         1.0           7.0        39.4                              39.4

Gibson County, IN     Underground         0.0         11,600         2.1(3)       NA          10.9        44.1      49.2       104.2
                                        =====                                                =====      ======    ======       =====
                                          8.4                                                 50.3        44.1     272.9       367.3
                                        =====                                                =====      ======    ======       =====

Martin County, KY     Underground         1.9         12,800         0.7           6.7        19.7                              19.7
Pike County, KY       Underground         0.8         12,800         0.7           7.2        23.1                              23.1
                                        =====                                                =====      ======    ======       =====
                                          2.7                                                 42.8         0.0       0.0        42.8
                                        =====                                                =====      ======    ======       =====
Garrett County, MD    Underground         2.6         13,000         1.6          10.0                    36.0                  36.0
Grant and Tucker      Underground         0.0         13,000         1.6          10.0                    20.1                  20.1
County, WV
                                        =====                                                =====      ======    ======       =====
                                          2.6                                                  0.0        56.1       0.0        56.1
                                        =====                                                =====      ======    ======       =====
                                                                                              93.1       100.2     272.9       466.2
                                        =====                                                =====      ======    ======       =====
                                         13.7                                                 20.0%       21.5%     58.5%      100.0
                                        =====                                                =====      ======    ======       =====





    (1) We classify low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2% and high-sulfur coal as coal with a sulfur content of greater than 2%.

    (2) Fully washed quality. Actual shipped quality varies according to the blending of washed and raw coal.

    (3) Sulfur (%) represents a weighted average.

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

    We estimate that approximately 62 million tons of our reserves, or approximately 67% of our low-sulfur reserves and 13% of our total reserves at December 31, 2000, meet compliance standards for Phase II of the Clean Air Act Amendments. Compliance coal consists of coal that emits less than 1.2 pounds of SO2 per million Btu.

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

RISK FACTORS

    If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely effected and the trading price of our Common Units could decline.

    Risks Inherent in Our Business

    - Competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices in the future.

    - Current conditions in the coal industry may change and make it more difficult for us to extend existing or enter into new long-term contracts. This could affect the stability and profitability of our operations.

    - Some of our long-term contracts contain provisions allowing for the renegotiation of prices and, in some instances, the termination of the contract or the suspension of purchases by customers.

    - Some of our long-term contracts require us to supply all of our customers coal needs. If these customers' coal requirements decline, our revenues under these contracts will also drop.

    - A substantial portion of our coal has a high-sulfur content. This coal may become more difficult to sell because the CAA may impact the ability of electric utilities to burn high-sulfur coal through the regulation of emissions.

    - We depend on a few customers for a significant portion of our revenues, and the loss of one or more significant customers could have a material adverse effect on our business, financial condition or results of operations.

    - Any future litigation relating to disputes with our customers may result in substantial costs, liabilities and loss of revenues.

    - Any loss of the benefit from state tax credits may affect adversely our business financial condition or results of operations.

    - Coal mining is subject to inherent risks that are beyond our control, and we cannot assure you that these risks will be fully covered under our insurance policies.

    - We depend on third party service providers to assist us in producing a portion of our coal. If these providers' services were no longer available, our ability to produce and sell coal may be effected adversely.

    - Any significant increase in transportation costs or disruption of the transportation of our coal may impair our ability to sell coal.

    - We may not be able to grow successfully through future acquisitions, and we may not be able to effectively integrate the various businesses or properties we do acquire.

    - Our business may be adversely effected if we are unable to replace our coal reserves.

    - The estimates of our reserves may prove inaccurate, and you should not place undue reliance on these estimates.

    - Our indebtedness may limit our ability to borrow additional funds, make distributions to Unitholders or capitalize on business opportunities.

    - We are required to obtain and maintain bonds to secure our obligations to return mined property to its approximate original condition. The failure to do so may result in fines and the loss of mining permits.

    Risks Inherent in an Investment in the Partnership

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

    - Cost reimbursements to our General Partners may be substantial and will reduce our cash available for distribution.

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

    Regulatory Risks

    - We are subject to federal, state and local regulations on numerous matters. These regulations increase our costs of doing business and may discourage customers from buying our coal.

    - We are subject to black lung benefits and workers' compensation obligations, which could increase if new legislation is enacted.

    - The CAA affects our customers and could significantly influence their purchasing decisions.

    - The passage of legislation responsive to the Kyoto Protocol could result in a reduced use of coal by electric power generators. This reduction in use could adversely affect our revenues and results of operations.

    - The CWA imposes limitations and monitoring and reporting obligations on our discharge of pollutants into water.

    - We are subject to reclamation, mine closure and real property restoration regulation obligations, which could increase if new legislation is enacted.

    - We and our customers could incur significant costs under federal and state Superfund and waste management statutes.

    Tax Risks to Common Unitholders

    - The Internal Revenue Service (IRS) could in the future choose to treat us as a corporation, which would substantially reduce the cash available for distribution to Unitholders.

    -   We have not requested an IRS ruling with respect to our tax treatment.

    - You may be required to pay taxes on income from us even if you receive no cash distributions.

    - Tax gain or loss on disposition of Common Units could be different than expected.

    - Common Unitholders, other than individuals who are U.S. residents, may have adverse tax consequences from owning Common Units.

    - We have registered with the IRS as a tax shelter. This may increase the risk of an IRS audit of us or a Common Unitholder.

    - We treat a purchaser of Common Units as having the same tax benefits as the seller; the IRS may challenge this treatment, which could adversely affect the value of the Common Units.

    - Common Unitholders will likely be subject to state and local taxes as a result of an investment in units.

ITEM 3. LEGAL PROCEEDINGS

    We are subject to various types of litigation in the ordinary course of our business. Disputes with our customers over the provisions of long-term coal supply contracts arise occasionally and generally relate to, among other things, coal quality, pricing, quantity, and the existence of force majeure conditions. Although we are not currently involved in any litigation involving our long-term coal supply contracts, we cannot assure you that disputes will not occur in the future or that we will be able to resolve those disputes in a satisfactory manner. We are not engaged in any litigation which we believe is material to our operations, including under the various environmental protection statutes to which we are subject. The information under "General Litigation" under "Item 8. Financial Statements and Supplementary Data. - Note 15. Commitments and Contingencies" is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS

    The Common Units representing limited partner interests are listed on the Nasdaq National Market under the symbol "ARLP." The Common Units began trading on August 20, 1999, when the market price for the IPO of the Common Units was $19.00 per unit. On March 26, 2001 the closing market price for the Common Units was $19.81 per unit. There were approximately 6,100 record holders and beneficial owners at December 31, 2000 (held in street name) of the Partnership's Common Units.

    The following table sets forth, the range of high and low sales price per Common Unit and the amount of cash distribution declared with respect to the Units, for each quarterly period since commencement of operations on August 20, 1999.


                              HIGH           LOW                        DISTRIBUTIONS PER  UNIT
                              ----           ---                        -----------------------
3rd Quarter 1999 (from     $   19.06      $     13.50         $0.23 (paid November 12, 1999 for the period from
     August 20, 1999)                                           August 20, 1999, through September 30, 1999)

4th Quarter 1999           $   14.75      $     12.00         $0.50 (paid February 14, 2000)

1st Quarter 2000           $   14.50      $     12.13         $0.50 (paid May 15, 2000)

2nd Quarter 2000           $   15.13      $     12.63         $0.50 (paid August 14, 2000)

3rd Quarter 2000           $   17.75      $     14.25         $0.50 (paid November 14, 2000)

4th Quarter 2000           $   18.25      $     15.00         $0.50 (paid February 14, 2001)

    The Partnership has also issued 6,422,531 Subordinated Units, all of which are held by the Special GP, for which there is no established public trading market.

    The Partnership will distribute to its partners (including holders of Subordinated Units), on a quarterly basis, all of its Available Cash. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of each quarter less cash reserves in an amount necessary or appropriate in the reasonable discretion of the Managing GP to (a) provide for the proper conduct of the Partnership's business, (b) comply with applicable law of any debt instrument or other agreement of the Partnership or any of its affiliates, or (c) provide funds for distributions to unitholders and the General Partners for any one or more of the next four quarters. Available Cash is defined in the Partnership Agreement listed as an exhibit to this Annual Report on Form 10-K. The Partnership Agreement defines minimum quarterly distributions (MQDs) as $0.50 for each full fiscal quarter. Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of the Common Units to receive MQDs for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQDs on the Common Units for prior quarters during the subordination period. The subordination period will generally not end before September 30, 2004. Under certain circumstances, up to half of the Subordinated

Units may convert into Common Units before the end of the subordination period, which will generally not occur before September 30, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

    On August 20, 1999, the Partnership completed its IPO whereby the Partnership became the successor to the business of the Predecessor. Our selected pro forma and historical financial data below was derived from the audited consolidated financial statements of the Partnership as of December 31, 2000 and 1999, for the year ended December 31, 2000 and the period from the Partnership's commencement of operations (on August 20, 1999) to December 31, 1999, the audited combined financial statements of the Predecessor, as of August 19, 1999, and for the period from January 1, 1999 to August 19, 1999, as of and for the years ended December 31, 1998, and 1997, and as of and for the five months ended December 31, 1996. The Predecessor purchased the coal operations of MAPCO Inc. effective August 1, 1996, in a business combination using the purchase method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. Accordingly, the audited financial data for periods prior to August 1, 1996, is not necessarily comparable to subsequent periods. The amounts in the table below, except for the per unit data and the per ton information, are in millions.




                                                                            Partnership
                                                       -----------------------------------------------------
                                                                                                 From
                                                                                             Commencement
                                                                                           of Operations (on
                                                                            Pro Forma       August 20, 1999)
                                                        Year Ended          Year Ended             to
                                                       December 31,         December 31,       December 31,
                                                           2000               1999(1)             1999
                                                       -------------       -------------      --------------
Statements of Income:
Sales and operating revenues
   Coal sales                                          $       347.2       $       345.9      $       128.8
   Transportation revenues(2)                                   13.5                19.1                4.9
   Other sales and operating revenues                            2.8                 0.9                0.4
                                                       -------------       -------------      -------------
         Total revenues                                        363.5               365.9              134.1
                                                       -------------       -------------      -------------
Expenses
   Operating expenses                                          257.4               242.0               89.9
   Transportation expenses(2)                                   13.5                19.1                4.9
   Outside purchases                                            16.9                24.2                6.4
   General and administrative                                   15.2                15.1                6.2
   Depreciation, depletion and amortization                     39.1                39.7               15.1
   Interest expense                                             16.6                19.4                5.9
   Unusual items(3)                                             (9.5)                 --                 --
                                                       -------------       -------------      -------------
         Total expenses                                        349.2               359.5              128.4
                                                       -------------       -------------      -------------
Income from operations                                          14.3                 6.4                5.7
Other income (expense)                                           1.3                 1.2                0.6
                                                       -------------       -------------      -------------
Income before income taxes                                      15.6                 7.6                6.3
Income tax expense (benefit)                                      --                  --                 --
                                                       -------------       -------------      -------------
Net income                                             $        15.6       $         7.6      $         6.3
                                                       =============       =============      =============
Basic net income per limited
   partner unit                                        $        0.99       $        0.48      $        0.40
                                                       =============       =============      =============
Diluted net income per limited
   partner unit                                        $        0.98       $        0.48      $        0.40
                                                       =============       =============      =============
Weighted average number of units
   outstanding-basic                                      15,405,311          15,405,311         15,405,311
                                                       =============       =============      =============
Weighted average number of units
   outstanding-diluted                                    15,551,062          15,405,311         15,405,311
                                                       =============       =============      =============
Balance Sheet Data:
Working capital(4)                                     $        38.6       $          --      $        61.2
Total assets                                                   309.2                  --              314.8
Long-term debt                                                 226.3                  --              230.0
Total liabilities                                              341.0                  --              330.7
Net Parent investment                                             --                  --                 --
Partners' capital (deficit)                                    (31.8)                 --              (15.9)
Other Operating Data:
Tons sold                                                       15.0                15.0                5.6
Tons produced                                                   13.7                14.1                5.3
Revenues per ton sold(5)                               $       23.33       $       23.12      $       23.07
Cost per ton sold(6)                                   $       19.30       $       18.75      $       18.30
Other Financial Data:
EBITDA(7)                                              $        71.3       $        66.7      $        27.3
Net cash provided by (used in) operating activities             71.4                  --              (13.9)
Net cash used in investing activities                          (41.0)                 --              (43.9)
Net cash provided by (used in) financing activities            (31.4)                 --               65.8
Maintenance capital expenditures(8)                             21.2                 6.0                6.0

                                                                                      Predecessor
                                               ---------------------------------------------------------------------------------
                                                  For the
                                                period from                                          Five              Seven
                                               January 1, 1999          Year Ended                   Months            Months
                                                     to                 December 31,                  Ended            Ended
                                                 August 19,       ----------------------------     December 31,       July 31,
                                                    1999             1998             1997             1996            1996
                                               ---------------    -----------      -----------      -----------      -----------
Statements of Income:
Sales and operating revenues
   Coal sales                                    $     217.0      $     357.4      $     305.3      $     133.9      $     184.1
   Transportation revenues(2)                           14.2             41.4             42.7             20.4             29.0
   Other sales and operating revenues                    0.6              4.5              8.5              4.4              7.5
                                                 -----------      -----------      -----------      -----------      -----------
         Total revenues                                231.8            403.3            356.5            158.7            220.6
                                                 -----------      -----------      -----------      -----------      -----------
Expenses
   Operating expenses                                  152.1            237.6            197.4             79.2            110.7
   Transportation expenses(2)                           14.2             41.4             42.7             20.4             29.0
   Outside purchases                                    17.7             51.2             49.8             34.7             45.7
   General and administrative                            8.9             15.3             15.4              5.9              7.3
   Depreciation, depletion and amortization             24.6             39.8             33.7             11.9              7.7
   Interest expense                                      0.1              0.2               --               --               --
   Unusual items(3)                                       --              5.2               --               --               --
                                                 -----------      -----------      -----------      -----------      -----------
         Total expenses                                217.6            390.7            339.0            152.1            200.4
                                                 -----------      -----------      -----------      -----------      -----------
Income from operations                                  14.2             12.6             17.5              6.6             20.2
Other income (expense)                                   0.5             (0.1)             0.5              0.3               --
                                                 -----------      -----------      -----------      -----------      -----------
Income before income taxes                              14.7             12.5             18.0              6.9             20.2
Income tax expense (benefit)                             4.5              3.8              4.3             (0.9)             5.5
                                                 -----------      -----------      -----------      -----------      -----------
Net income                                       $      10.2      $       8.7      $      13.7      $       7.8      $      14.7
                                                 ===========      ===========      ===========      ===========      ===========
Basic net income per limited
   partner unit

Diluted net income per limited
   partner unit

Weighted average number of units
   outstanding-basic

Weighted average number of units
   outstanding-diluted

Balance Sheet Data:
Working capital(4)                               $      11.2      $       7.1      $      10.3      $      15.9      $      24.6
Total assets                                           262.8            261.1            245.8            262.0            270.7
Long-term debt                                           1.8              1.7              1.9               --               --
Total liabilities                                      110.2            108.3             87.0             85.8             85.0
Net Parent investment                                  151.6            152.8            158.8            176.2            185.7
Partners' capital (deficit)                               --               --               --               --               --
Other Operating Data:
Tons sold                                                9.4             15.1             12.4              5.1              6.9
Tons produced                                            8.8             13.4             10.9              3.9              5.3
Revenues per ton sold(5)                         $     23.15      $     23.97      $     25.31      $     27.12      $     27.77
Cost per ton sold(6)                             $     19.01      $     20.14      $     21.18      $     23.49      $     23.72
Other Financial Data:
EBITDA(7)                                        $      39.4      $      52.5      $      51.7      $      18.8      $      27.9
Net cash provided by (used in) operating
 activities                                             32.9             50.5             53.2             23.0             16.7
Net cash used in investing activities                  (21.5)           (35.6)           (22.4)           (13.0)           (16.7)
Net cash provided by (used in) financing
 activities                                            (11.4)           (14.9)           (30.8)           (10.0)              --
Maintenance capital expenditures(8)                     15.5             17.2             15.2              2.7             10.8

(1) The unaudited selected pro forma financial and operating data for the year ended December 31, 1999, is based on the historical financial statements of the Partnership from the Partnership's commencement of operations on

     August 20, 1999, through December 31, 1999, and the Predecessor for the period from January 1, 1999, through August 19, 1999. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed on January 1, 1999. The pro forma adjustments include (a) pro forma interest on debt assumed by the Partnership and (b) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership. The pro forma adjustments do not include approximately $1.0 million of general and administrative expenses that the Partnership believed would have been incurred as a result of its being a public entity.

(2) During the fourth quarter 2000, the Partnership adopted the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" (EITF No. 00-10). The Partnership records the cost of transporting coal to customers through third party carriers and the corresponding Partnership's direct reimbursement of these costs through customer billings. This activity is separately presented as transportation revenue and expense rather than offsetting these amounts in the consolidated and combined statements of income. There was no cumulative effect of the accounting change on net income and prior periods presented have been reclassified to comply with EITF No. 00-10.

(3) Represents income from the final resolution of an arbitrated dispute with respect to the termination of a long-term contract, net of impairment charges relating to certain transloading facility assets, partially offset by expenses associated with other litigation matters in 2000 and the net loss incurred during the temporary closing of one of our mining complexes in the second half of 1998.

(4) Excludes accounts receivable from affiliates for the Predecessor prior to July 31, 1996.

(5) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(6) Cost per ton sold is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

(7) EBITDA is defined as income from operations before interest expense, income taxes and depreciation, depletion and amortization. EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating our ability to make the MQDs. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing arrangements).

(8) Maintenance capital expenditures for the Partnership, as defined under the terms of the Partnership Agreement, are defined as those capital expenditures required to maintain, over the long term, the operating capacity of our capital assets. Maintenance capital expenditures for the Predecessor reflect our historical designation of maintenance capital expenditures.

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

    We are a diversified producer and marketer of coal to major U.S. utilities and industrial users. In 2000, our total production was 13.7 million tons and our total sales were 15.0 million tons. The coal we produced in 2000 was approximately 20.4% low-sulfur coal, 19.0% medium-sulfur coal and 60.6% high-sulfur coal.

    At December 31, 2000, we had approximately 466 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland and West Virginia. We believe we control adequate reserves to implement our currently contemplated mining plans. In addition, there are substantial unleased reserves on adjacent properties that we intend to acquire or lease as our mining operations approach these areas.

    In 2000, approximately 73% of our sales tonnage was consumed by electric utilities with the balance consumed by cogeneration plants and industrial users. Our largest customers in 2000 were AEI, Seminole, TVA, and VEPCO. We have had relationships with three of these customers for at least 15 years. In 2000, approximately 85% of our sales tonnage, including approximately 86% of our medium- and high-sulfur coal sales tonnage, was sold under long-term contracts. The balance of our sales were made on the spot market. Our long-term contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices. In 2000, approximately 96% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as scrubbers, to remove sulfur dioxide.

    One of our business strategies is to continue to make productivity improvements to remain a low cost producer in each region in which we operate. Our principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes. Unlike most of our competitors in the eastern U.S., we employ a totally union-free workforce. Many of the benefits of the union-free workforce are not necessarily reflected in direct costs, but we believe are related to higher productivity. In addition, while we do not pay our customers' transportation costs, they may be substantial and often the determining factor in a coal consumer's contracting decision. Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern U.S. We believe this gives us a transportation cost advantage compared to many of our competitors.

RESULTS OF OPERATIONS

    In comparing 2000 to 1999 and 1999 to 1998, the Partnership and Predecessor periods for 1999 have been combined. Since the Partnership maintained the historical basis of the Predecessor's net assets, management believes that the combined Partnership and Predecessor results for 1999 are comparable with 1998. The interest expense associated with the debt incurred concurrent with the closing of the IPO is applicable only to the Partnership period. See "Item 8. Financial Statements and Supplementary Data. -- Note 1. Organization and Presentation."

    2000 Compared with 1999

    Coal sales. Coal sales for 2000 increased 0.4% to $347.2 million from $345.9 million for 1999. The increase of $1.3 million was primarily attributable to higher sales volumes in the Illinois Basin operations and at the restructured Pontiki operation, which were directly offset by planned reduced participation in low margin, coal export brokerage markets. The brokerage business is not expected to be material in the future. Tons sold remained consistent at 15.0 million for 2000 and 1999. Tons produced decreased 2.9% to 13.7 million for 2000 from 14.1 million for 1999.

    Transportation revenues. Transportation revenues for 2000 decreased 29.4% to $13.5 million from $19.1 million for 1999. The decrease of $5.6 million was primarily attributable to planned reduced participation in coal export brokerage markets, which generally have higher transportation costs. No margin is realized on transportation revenues.

    Other sales and operating revenues. Other sales and operating revenues increased to $2.8 million for 2000 from $0.9 million for 1999. The increase of $1.9 million resulted from the introduction of a third party coal synfuel production facility at the Hopkins County Coal mining complex. Hopkins County Coal provided the coal feedstock and received various fees for operating the third party's coal synfuel facility and providing other services. We assisted the third party with marketing the coal synfuel and received a fee for such services. Synfuel shipments continue in 2001 on a month to month basis, currently contemplated through mid-2001, with customer interest through 2003. However, future shipments are dependent upon, among other things, receiving a new favorable private letter ruling from the IRS. In late October 2000, the IRS issued Rev. Proc. 2000-47, suspending issuance of private letter rulings for most coal synfuel plants while a review is conducted concerning whether current tax rules adequately address the evolving synfuel industry. The IRS requested public comment on Rev. Proc. 2000-47 by November 27, 2000. The IRS indicated it will provide substantial guidance in the form of a general revenue ruling or a tax regulation to address tax credits granted under Section 29 of the Internal Revenue Code. Until such guidance is received from the IRS, we cannot give any assurance that future benefits will be received from the coal synfuel production facility.

    Operating expenses. Operating expenses increased 6.3% to $257.4 million for 2000 from $242.0 million for 1999. The increase of $15.4 million was a result of: (a) start-up expenses related to the opening of the newly developed Gibson County Coal mining complex during the fourth quarter of 2000, (b) higher sales volumes in the Illinois Basin operations, (c) increased production volumes at the restructured Pontiki operation, and (d) prolonged adverse mining conditions at the Mettiki longwall mine.

    Transportation expenses. See "Transportation Revenues" above concerning the decrease in transportation expenses.

    Outside purchases. Outside purchases declined 30.2% to $16.9 million for 2000 from $24.2 million for 1999. The decrease of $7.3 million was the result of lower coal export brokerage volumes. See "Coal sales" above concerning the decrease in coal export brokerage volumes.

    General and administrative. General and administrative expenses were comparable for 2000 and 1999 at $15.2 million.

    Depreciation, depletion and amortization. Depreciation, depletion and amortization expense were comparable for 2000 and 1999 at $39.1 million and $39.7 million, respectively.

    Interest expense. Interest expense was $16.6 million for 2000 compared to $6.0 million for 1999. The increase reflected the full year impact of interest on the $180 million principal amount of 8.31% senior notes and $50 million of borrowings on the term loan facility in connection with the IPO and concurrent transactions occurring on August 20, 1999. See "Item 8. Financial Statements and Supplementary Data. -- Note 1. Organization and Presentation."

    Unusual items. The Partnership was involved in litigation with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Mt. Vernon terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the third quarter, included both cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12.2 million, which is net of litigation expenses and impairment charges relating to certain Mt. Vernon transloading facility assets. Additionally, the Partnership recorded an expense of $2.7 million related to other litigation matters. The net effect of these unusual items was $9.5 million. See "Item 8. Financial Statements. -- Note 4. Unusual Items."

    Income before income taxes. Income before income taxes was $15.6 million for 2000 compared to $21.0 million for 1999. The decrease of $5.4 million was primarily attributable to: (a) start-up expenses related to the opening of the new Gibson County coal mining complex during the fourth quarter of 2000, (b) increased operating expenses as a result of prolonged adverse mining conditions encountered at the Mettiki longwall mining complex and (c) additional interest expense associated with the debt incurred concurrent with the closing of the IPO, partially offset by unusual items recorded during 2000. See "Unusual items" described above.

    Income tax expense. The Partnership's earnings or loss for federal income taxes purposes will be included in the tax returns of the individual partners. Accordingly, no recognition is given to income taxes in the accompanying financial statements of the Partnership. The Predecessor was included in the consolidated federal income tax return of ARH. Federal and state income taxes were calculated as if the Predecessor had filed its return on a separate company basis utilizing an effective income tax rate of 31%.

    EBITDA (income from operations before net interest expense, income taxes, depreciation and depletion and amortization) increased 6.9% to $71.3 million for 2000 compared with $66.7 million for 1999. The $4.6 million increase was primarily attributable to the unusual items recorded during 2000, see "Unusual items" described above, and the increased production and sales volumes at the restructured Pontiki mine, which was partially offset by increased operating expenses as a result of adverse mining conditions at the Mettiki longwall mining complex.

    EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make MQDs. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

    1999 Compared with 1998

    Coal sales. Coal sales for 1999 declined 3.2% to $345.9 million from $357.4 million for 1998. The decrease of $11.5 million was primarily attributable to lower coal export brokerage volumes partially offset by improved results from the restructured Pontiki mining complex and full-year benefits from the capital invested at Hopkins County Coal. The lower brokerage volumes were largely attributable to reduced participation in coal export brokerage markets. The brokerage business is not expected to be material in the future. Because coal brokerage operations generate lower margins than direct coal sales, changes in the levels of brokerage activity have a greater impact on revenues and outside purchases than on margins. Tons sold decreased less than 1.0% to 15.0 million tons for 1999 from 15.1 million tons for 1998. Tons produced increased 5.1% to
14.1 million tons for 1999 from 13.4 million tons for 1998.

    Transportation revenues. Transportation revenues for 1999 decreased 53.9% to $19.1 million from $41.4 million for 1998. The decrease of $22.3 million was primarily attributable to planned reduced participation in coal export brokerage markets, which generally have higher transportation costs. No margin is realized on transportation revenues.

     Other sales and operating revenues. Other sales and operating revenues declined 79.0% to $0.9 million for 1999 from $4.5 million from 1998. The decrease of $3.6 million was primarily due to lower volumes at the Mt. Vernon facility due to the dispute with Seminole. See "Item 8. Financial Statements and Supplementary Data. -- Note 4. Unusual Items."

    Transportation expenses. See "Transportation Revenues" above concerning the decrease in transportation expenses.

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

    General and administrative. General and administrative expenses were comparable for 1999 and 1998 at $15.2 million and $15.3 million, a decrease of less than 1.0%.

    Depreciation, depletion and amortization. Depreciation, depletion and amortization expense were comparable for 1999 and 1998 at $39.7 million and $39.8 million, a decrease of less than 1.0%.

    Interest expense. Interest expense was $6.0 million for 1999 compared to $0.2 million for 1998. The increase reflected the interest on the $180 million principal amount of 8.31% senior notes and $50 million of borrowings on the term loan facility in connection with the IPO and concurrent transactions occurring on August 20, 1999. See "Item 8. Financial Statements and Supplementary Data. --
Note 1. Organization and Presentation."

    Unusual items. In response to market conditions, the Pontiki mining complex ceased operations and terminated substantially all of its workforce in September 1998. During the idle status period, which ended in November 1998, Pontiki incurred a net loss of approximately $5.2 million consisting of estimated amounts for increased workers' compensation claims of $1.2 million and severance payments consistent with the Worker Adjustment and Retraining Notification Act of $1.2 million, as well as the costs associated with maintaining an idled mine of $2.8 million.

    Income before income taxes. Income before income taxes increased 67.3% to $21.0 million for 1999 compared to $12.5 million for 1998. The increase of $8.5 million was primarily attributable to improved productivity, which included the benefits of the restructured operation at Pontiki following the idle status period of the mine, which resulted in the $5.2 million unusual item recorded in 1998 as discussed above, and the capital investments at the Hopkins County operation, partially offset by the losses incurred at Mt. Vernon due to the dispute with Seminole.

    Income tax expense. The Partnership's earnings or loss for federal income taxes purposes are included in the tax returns of the individual partners. Accordingly, no recognition is given to income taxes in the accompanying financial statements of the Partnership. The Predecessor is included in the consolidated federal income tax return of ARH. Federal and state income taxes are calculated as if the Predecessor had filed its return on a separate company basis utilizing an effective income tax rate of 31%.

    EBITDA. (income from operations before net interest expense, income taxes, depreciation, and depletion and amortization) increased 26.9% to $66.7 million for 1999 compared with $52.5 million for 1998. The $14.2 million increase was attributable to the same factors that contributed to the increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows

    Cash provided by operating activities was $71.4 million in 2000 compared to $19.0 million in 1999. The increase in cash provided by operating activities was principally attributable to the decrease in coal inventory of approximately $10.0 million and the Special GP retaining approximately $37.9 million of trade receivables in conjunction with the IPO and concurrent transactions that occurred on August 20, 1999.

    Net cash used in investing activities of $41.0 million in 2000 was principally attributable to capital expenditures. Net cash used in investing activities of $65.4 million for 1999 was principally attributable to capital expenditures and the purchase of U.S. Treasuries in conjuction with the IPO and concurrent transactions that occurred on August 20, 1999.

    Net cash used in financing activities was $31.4 million for 2000 compared to net cash provided by financing activities of $54.4 million for 1999. Cash used in financing activities during 2000 was a direct result of four MQDs paid in 2000 of $0.50 per unit on Common and Subordinated Units outstanding. The net cash provided by financing activities in 1999 was principally attributable to net cash provided by the IPO and concurrent transactions that occurred on August 20, 1999.

    Capital Expenditures

    Capital expenditures increased to $46.2 million in 2000 compared to $39.2 million in 1999. The increase was primarily attributable to the development of the new Gibson County Coal mining complex, which commenced production in November 2000. During 2000, the Partnership liquidated approximately $7.1 million of U.S. Treasury Notes to fund various qualifying capital expenditures with the remaining expenditures funded through cash generated from operations. The Partnership approved an extension of its existing Pattiki mine into adjacent coal reserves. The extension involves capital expenditures of approximately $30.0 million during the 2000-2003 period and is expected to allow the Pattiki mine to continue its existing production level for the next 15 years.

    We currently expect that our average annual maintenance capital expenditures will be approximately $23.5 million. We currently expect to fund our anticipated capital expenditures with cash generated from operations and the utilization of the revolving credit facility described below.

    Notes Offering and Credit Facility

    Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014 (Senior Notes). The Special GP also entered into, and the Intermediate Partnership assumed the obligations under a $100 million credit facility (Credit Facility). The Credit Facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility, but no borrowings outstanding under either the working capital facility or the revolving credit facility at December 31, 2000, and 1999. The weighted average interest rates on the term loan facility at December 31, 2000, and 1999, was 7.77% and 7.07%, respectively. The Credit Facility expires August 2004. The Senior Notes and Credit Facility are guaranteed by Alliance Coal, LLC and all of its subsidiaries. In addition, the Credit Facility is further secured by a pledge of treasury securities, which, upon written notice, are released for purposes of financing qualified capital expenditures of the Intermediate Partnership or its subsidiaries. The Senior Notes and Credit Facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt.

    Accruals of Other Liabilities

    We had accruals for deferred credits and other liabilities, including current obligations, totaling $67.1 million and $61.9 million at December 31, 2000 and 1999. These accruals were chiefly comprised of workers' compensation benefits, black lung benefits, and costs associated with reclamation and mine closing. These obligations are self-insured and were funded at the time the expense was incurred. The accruals of these items were based on estimates of future expenditures based on current legislation and related regulations and other developments. Thus, from time to time, the Partnership's results of operations may be significantly effected by changes to these deferred credits and other liabilities. See "Item 8. Financial Statements and Supplementary Data. -- Note 12. Reclamation and Mine Closing Costs and Note 13. Pneumoconiosis ("Black Lung") Benefits."

    We are required to pay black lung benefits to eligible and former employees under the BLBA. We also are liable under various state statutes for similar claims. We provide self-insured accruals for these benefits. We had accrued liabilities of $22.2 million for these benefits at December 31, 2000, and 1999.

    We accrue for reclamation and mine closing costs. We estimate the costs and timing of future reclamation and mine closing costs and record those estimates on a present value basis. We had accrued liabilities of $16.0 million and $14.8 million at December 31, 2000 and 1999 for these costs.

    We accrue for workers' compensation claims resulting from traumatic injuries based on actuarial valuations and periodically adjust these estimates based on the estimated costs of claims made. We had accrued liabilities of $20.6 million and $19.5 million at December 31, 2000 and 1999 for these costs.

INFLATION

    Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2000, 1999 or 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The Partnership currently has no identified derivative instruments or hedging activities. Accordingly, this standard had no material effect on the Partnership's consolidated financial statements upon adoption.

    During the fourth quarter 2000, the Partnership adopted Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Accordingly, the Partnership reflects the cost of transporting coal to customers through third party carriers as transportation expenses and the corresponding reimbursement of these costs through customer billings as transportation revenues in the consolidated and combined statements of income. These amounts were previously offset. There was no cumulative effect on net income and the prior periods' consolidated and combined statements of income have been reclassified to comply with this presentation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Almost all of the Predecessor's transactions were, and almost all of the Partnership's transactions are, denominated in U.S. dollars, and as a result, the Partnership does not have material exposure to currency exchange-rate risks.

    The Partnership does not, engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

    The Intermediate Partnership assumed obligations under the Credit Facility. Borrowings under the Credit Facility are at variable rates and as a result the Partnership has interest rate exposure.

    The table below provides information about the Partnership's market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based upon the Partnership's current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2000 and 1999. The carrying amounts and fair values of financial instruments are as follows (in thousands):


                                                                                                                        FAIR VALUE
EXPECTED MATURITY DATES                                                                                                 DECEMBER 31,
AS OF DECEMBER 31, 2000            2001      2002         2003           2004         2005     THEREAFTER     TOTAL          2000
                                  -------   -------     ---------     ---------     --------   ----------    ---------    ----------
Senior Notes-fixed rate           $    --   $    --     $      --     $      --     $ 18,000    $ 162,000    $ 180,000    $ 180,000
Weighted Average interest rate                                                          8.31%        8.31%

Term Loan-floating rate           $ 3,750   $15,000     $  16,250     $  15,000     $     --    $      --    $  50,000    $  50,000
Weighted Average interest rate       7.77%     7.77%         7.77%         7.77%


                                                                                                                      FAIR VALUE
EXPECTED MATURITY DATES                                                                                              DECEMBER 31,
AS OF DECEMBER 31, 1999            2000         2001        2002         2003        2004      THEREAFTER   TOTAL       1999
                                  -------     --------   ---------    ---------    --------    ----------  ---------  ----------
Senior Notes-fixed rate           $    --     $     --   $     --     $     --     $     --    $180,000    $180,000    $165,000
Weighted Average interest rate                                                                     8.31%

Term Loan-floating rate           $    --     $  3,750   $ 15,000     $ 16,250     $ 15,000    $     --    $ 50,000    $ 50,000
Weighted Average interest rate                    7.07%      7.07%        7.07%        7.07%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of the Managing
   General Partner and the Partners of
   Alliance Resource Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2000 and 1999, the related consolidated and combined statements of income and cash flows for the year ended December 31, 2000 and the period from the Partnership's commencement of operations (on August 20, 1999) to December 31, 1999 and the Predecessor period from January 1, 1999 to August 19, 1999 and the year ended December 31, 1998 and the statement of Partners' capital (deficit) for the year ended December 31, 2000 and the period from the Partnership's commencement of operations (on August 20, 1999) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2000 and 1999 and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from the Partnership's commencement of operations (on August 20, 1999) to December 31, 1999 and the Predecessor period from January 1, 1999 to August 19, 1999 and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
January 24, 2001

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999 (IN THOUSANDS, EXCEPT UNIT DATA)
--------------------------------------------------------------------------------


                                                                             DECEMBER 31,
                                                                     -----------------------------
ASSETS                                                                  2000             1999
                                                                     ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                                         $      6,933     $      8,000
   Trade receivables                                                       35,898           33,056
   Due from affiliates                                                        208               --
   Marketable securities (at cost, which approximates fair value)          37,398           42,339
   Inventories                                                             10,842           21,130
   Advance royalties                                                        2,865            1,557
   Prepaid expenses and other assets                                        1,168              923
                                                                     ------------     ------------
           Total current assets                                            95,312          107,005

PROPERTY, PLANT AND EQUIPMENT AT COST                                     320,445          278,221
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                (135,782)        (102,709)
                                                                     ------------     ------------
                                                                          184,663          175,512
OTHER ASSETS:
   Advance royalties                                                       10,009            8,306
   Coal supply agreements, net                                             16,324           19,879
   Other long-term assets                                                   2,858            4,112
                                                                     ------------     ------------
                                                                     $    309,166     $    314,814
                                                                     ============     ============

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $     25,558     $     19,377
   Due to affiliates                                                           --              334
   Accrued taxes other than income taxes                                    4,863            4,574
   Accrued payroll and related expenses                                     6,975            8,811
   Accrued interest                                                         5,439            5,491
   Workers' compensation and pneumoconiosis benefits                        4,415            4,317
   Other current liabilities                                                5,710            2,937
   Current maturities, long-term debt                                       3,750               --
                                                                     ------------     ------------
           Total current liabilities                                       56,710           45,841

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities                           226,250          230,000
   Accrued pneumoconiosis benefits                                         21,651           21,655
   Workers' compensation                                                   16,748           15,696
   Reclamation and mine closing                                            14,940           13,407
   Due to affiliates                                                        1,278              472
   Other liabilities                                                        3,376            3,671
                                                                     ------------     ------------
           Total liabilities                                              340,953          330,742
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding                         149,642          158,705
   Subordinated Unitholder 6,422,531 units outstanding                    116,794          123,273
   General Partners                                                      (298,223)        (297,906)
                                                                     ------------     ------------
           Total Partners' capital (deficit)                              (31,787)         (15,928)
                                                                     ------------     ------------
                                                                     $    309,166     $    314,814
                                                                     ============     ============

See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999) TO DECEMBER 31, 1999 AND THE PREDECESSOR PERIOD FROM JANUARY 1, 1999 TO AUGUST 19, 1999 AND THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

--------------------------------------------------------------------------------

                                                                        PARTNERSHIP                      PREDECESSOR
                                                            ---------------------------------  -----------------------------------
                                                                                 FROM
                                                                             COMMENCEMENT          FOR THE
                                                                             OF OPERATIONS      PERIOD FROM
                                                             YEAR ENDED   (ON AUGUST 20, 1999) JANUARY 1, 1999         YEAR ENDED
                                                             DECEMBER 31,         TO                 TO               DECEMBER 31,
                                                                2000       DECEMBER 31, 1999   AUGUST 19, 1999            1998
                                                            ------------   -----------------   ---------------        ------------
SALES AND OPERATING REVENUES:
   Coal sales                                               $    347,209     $    128,860        $    217,033        $    357,440
   Transportation revenues                                        13,511            4,907              14,223              41,408
   Other sales and operating revenues                              2,749              358                 577               4,453
                                                            ------------     ------------        ------------        ------------
           Total revenues                                        363,469          134,125             231,833             403,301
                                                            ------------     ------------        ------------        ------------

EXPENSES:
   Operating expenses                                            257,365           89,945             152,066             237,576
   Transportation expenses                                        13,511            4,907              14,223              41,408
   Outside purchases                                              16,874            6,429              17,738              51,151
   General and administrative                                     15,176            6,245               8,912              15,301
   Depreciation, depletion and amortization                       39,141           15,081              24,622              39,838
   Interest expense (net of interest income and interest
      capitalized of $3,015 and $999 for the year ended
      December 31, 2000 and 1999 partnership period)              16,563            5,887                 100                 169
   Unusual items                                                  (9,466)              --                  --               5,211
                                                            ------------     ------------        ------------        ------------
           Total operating expenses                              349,164          128,494             217,661             390,654
                                                            ------------     ------------        ------------        ------------

INCOME FROM OPERATIONS                                            14,305            5,631              14,172              12,647
OTHER INCOME (EXPENSE)                                             1,276              641                 531                (113)
                                                            ------------     ------------        ------------        ------------
INCOME BEFORE INCOME TAXES                                        15,581            6,272              14,703              12,534

INCOME TAX EXPENSE                                                    --               --               4,498               3,866
                                                            ------------     ------------        ------------        ------------
NET INCOME                                                  $     15,581     $      6,272        $     10,205        $      8,668
                                                            ============     ============        ============        ============
GENERAL PARTNERS' INTEREST
   IN NET INCOME                                            $        312     $        125
                                                            ============     ============
LIMITED PARTNERS' INTEREST
   IN NET INCOME                                            $     15,269     $      6,147
                                                            ============     ============
BASIC NET INCOME PER LIMITED
   PARTNER UNIT                                             $       0.99     $       0.40
                                                            ============     ============
DILUTED NET INCOME PER LIMITED
   PARTNER UNIT                                             $       0.98     $       0.40
                                                            ============     ============
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING - BASIC                               15,405,311       15,405,311
                                                            ============     ============
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING - DILUTED                             15,551,062       15,405,311
                                                            ============     ============

See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999) TO DECEMBER 31, 1999 AND THE PREDECESSOR PERIOD FROM JANUARY 1, 1999 TO AUGUST 19, 1999 AND THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                            PARTNERSHIP                   PREDECESSOR
                                                             --------------------------------- ----------------------------------
                                                                                FROM
                                                                            COMMENCEMENT          FOR THE
                                                                            OF OPERATIONS        PERIOD FROM
                                                             YEAR ENDED   (ON AUGUST 20, 1999)  JANUARY 1, 1999       YEAR ENDED
                                                             DECEMBER 31,          TO                 TO              DECEMBER 31,
                                                                2000       DECEMBER 31, 1999   AUGUST 19, 1999          1998
                                                             -----------   -----------------   ----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     15,581     $      6,272      $     10,205         $      8,668
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, depletion and amortization                    39,141           15,081            24,622               39,838
      Impairment of transloading facility                          2,439               --                --                   --
      Deferred income taxes                                           --               --               639               (1,750)
      Reclamation and mine closings                                1,074              348               457                  705
      Coal inventory adjustment to market                            579              729                --                1,743
      Other                                                          391              186              (114)                  34
      Changes in operating assets and liabilities, net of
         effects from 1998 purchase of coal business:
         Trade receivables                                        (2,842)         (33,048)           (6,521)                 229
         Income tax receivable/payable                                --               --               651                2,482
         Inventories                                               9,709           (1,433)             (371)              (6,563)
         Advance royalties                                        (3,011)             366             1,153                  579
         Accounts payable                                          6,181           (7,410)             (129)               2,296
         Due to affiliates                                           264            3,252                --                   --
         Accrued taxes other than income taxes                       289             (630)              678                1,137
         Accrued payroll and related benefits                     (1,836)             844              (828)                 491
         Accrued pneumoconiosis benefits                              (4)          (1,122)              544                  839
         Workers' compensation                                     1,052            2,222              (460)                 817
         Other                                                     2,366              452             2,370               (1,048)
                                                             -----------     ------------      ------------         ------------
           Total net adjustments                                  55,792          (20,163)           22,691               41,829
                                                             -----------     ------------      ------------         ------------
           Net cash provided by (used in) operating
              activities                                          71,373          (13,891)           32,896               50,497
                                                             -----------     ------------      ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                     (46,151)         (17,173)          (21,984)             (27,669)
   Proceeds from sale of property, plant and equipment               210              125               447                  185
   Purchase of marketable securities                             (72,523)         (51,287)               --                   --
   Proceeds from the maturity of marketable securities            77,464           24,434                --                   --
   Payment for purchase of business                                   --               --                --               (7,310)
   Direct acquisition costs                                           --               --                --                 (821)
                                                             -----------     ------------      ------------         ------------
           Net cash used in investing activities                 (41,000)         (43,901)          (21,537)             (35,615)
                                                             -----------     ------------      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering (Note 1)                 --          137,872                --                   --
   Cash contribution by General Partner                               --            5,917                --                   --
   Distributions upon formation (Note 1)                              --          (64,750)               --                   --
   Payment of formation costs                                         --           (4,140)               --                   --
   Deferred financing cost                                            --           (3,517)               --                   --
   Borrowings under revolving credit facility                     29,500               --                --                   --
   Payments under revolving credit facility                      (29,500)              --                --                   --
   Payments on long-term debt                                         --           (1,975)               --                 (350)
   Distributions to Partners                                     (31,440)          (3,615)               --                   --
   Dividend to Parent                                                 --               --                --               (8,642)
   Return of capital to Parent                                        --               --           (11,359)              (5,890)
                                                             -----------     ------------      ------------         ------------
           Net cash provided by (used in) financing
              activities                                         (31,440)          65,792           (11,359)             (14,882)
                                                             -----------     ------------      ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (1,067)           8,000                --                   --
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             8,000               --                --                   --
                                                             -----------     ------------      ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         6,933     $      8,000      $         --         $         --
                                                             ===========     ============      ============         ============


See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999) TO DECEMBER 31, 1999 (IN THOUSANDS, EXCEPT UNIT DATA)
--------------------------------------------------------------------------------


                                              NUMBER OF LIMITED                                                            TOTAL
                                                PARTNER UNITS                                               MINIMUM      PARTNERS'
                                          -------------------------                            GENERAL      PENSION       CAPITAL
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

   Comprehensive income:

      Net income from
         commencement of
         operations (on August 20,
         1999) to December 31, 1999              --           --        3,584        2,563           125          --         6,272

      Minimum pension liability                  --           --           --           --            --         459           459
                                          ---------    ---------    ---------    ---------     ---------   ---------     ---------

      Total comprehensive income                 --           --        3,584        2,563           125         459         6,731
                                          ---------    ---------    ---------    ---------     ---------   ---------     ---------

Balance at December 31, 1999              8,982,780    6,422,531      158,705      123,273      (297,906)         --       (15,928)

   Net income                                    --           --        8,903        6,366           312          --        15,581

   Distribution to Partners                      --           --      (17,966)     (12,845)         (629)         --       (31,440)
                                          ---------    ---------    ---------    ---------     ---------   ---------     ---------

Balance at December 31, 2000              8,982,780    6,422,531    $ 149,642    $ 116,794     $(298,223)  $      --     $ (31,787)
                                          =========    =========    =========    =========     =========   =========     =========


See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999) TO DECEMBER 31, 1999 AND THE PREDECESSOR PERIOD FROM JANUARY 1, 1999 TO AUGUST 19, 1999 AND THE YEAR ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------


1.    ORGANIZATION AND PRESENTATION

      Alliance Resource Partners, L.P., a Delaware limited partnership (the "Partnership") was formed on May 17, 1999, to acquire, own and operate certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH") (formerly known as Alliance Coal Corporation), consisting of substantially all of ARH's operating subsidiaries, but excluding ARH.

      Prior to August 20, 1999, (a) MAPCO Coal Inc., a Delaware corporation and direct wholly-owned subsidiary of ARH merged with and into Alliance Coal, LLC, a Delaware limited liability company ("Alliance Coal"), which prior to August 20, 1999 was also a wholly-owned subsidiary of ARH, (b) several other indirect corporate subsidiaries of ARH were merged with and into corresponding limited liability companies, each of which is a wholly-owned subsidiary of Alliance Coal, and (c) two indirect limited liability company subsidiaries of ARH became subsidiaries of Alliance Coal as a result of the merger described in clause (a) above. Collectively, the coal production and marketing assets and operating subsidiaries of ARH acquired by the Partnership, but excluding ARH, are referred to as the Alliance Resource Group (the "Predecessor"). The Delaware limited partnerships and limited liability companies that comprise the Partnership are as follows:
      Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership"), Alliance Coal, LLC (the holding company for operations), Alliance Land, LLC, Alliance Properties, LLC, Backbone Mountain, LLC, Excel Mining, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, MC Mining, LLC, Mettiki Coal, LLC, Mettiki Coal
      (WV), LLC, Mt. Vernon Transfer Terminal, LLC, Pontiki Coal, LLC, Webster County Coal, LLC, and White County Coal, LLC.

      The accompanying consolidated financial statements include the accounts and operations of the limited partnerships and limited liability companies disclosed above and present the financial position as of December 31, 2000 and 1999 and the results of their operations, cash flows and changes in partners' capital (deficit) for the year ended December 31, 2000 and the period from commencement of operations on August 20, 1999 to December 31, 1999. The accompanying combined financial statements include the accounts and operations of the Predecessor for the periods indicated. All material intercompany transactions and accounts of the Partnership and Predecessor have been eliminated.

      Initial Public Offering and Concurrent Transactions

      On August 20, 1999, the Partnership completed its initial public offering (the "IPO") of 7,750,000 Common Units ("Common Units") representing limited partner interests in the Partnership at a price of $19.00 per unit.

      Concurrently with the closing of the IPO, the Partnership entered into a contribution and assumption agreement (the "Contribution Agreement") dated August 20, 1999 among the Partnership and the other parties named therein, whereby, among other things, ARH contributed its 100% member interest in Alliance Coal, which is the sole member of thirteen subsidiary operating limited liability companies, to the Intermediate Partnership, and the Intermediate Partnership holds a 99.999% non-managing member interest in Alliance Coal. The Partnership and the Intermediate Partnership are managed by Alliance Resource Management GP, LLC, a Delaware limited liability company (the "Managing GP"), which as a result of the consummation of the transactions under the Contribution Agreement, holds (a) a 0.99% and 1.0001% managing general partner interest in the Partnership and the Intermediate Partnership, respectively, and (b) a 0.001% managing member interest in Alliance Coal. Also, as a result of the consummation of the transactions completed under the Contribution Agreement, Alliance Resource GP, LLC, a Delaware limited liability company and wholly-owned subsidiary of ARH (the "Special GP"), holds (a) 1,232,780 Common Units, (b) 6,422,531 Subordinated Units convertible into Common Units in the future upon the occurrence of certain events and (c) a 0.01% special general partner interest in each of the Partnership and the Intermediate Partnership.

      Concurrently with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed the obligations under a $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into and the Intermediate Partnership assumed the obligations under a $100 million credit facility.

      Consistent with guidance provided by the Emerging Issues Task Force in Issue No. 87-21 "Change of Accounting Basis in Master Limited Partnership Transactions," the Partnership maintained the historical cost of the $121 million of net assets received under the Contribution Agreement.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts for accounts receivable, marketable securities and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2000 and 1999, the estimated fair value of long-term debt was approximately $230 million and $215 million, respectively. The fair value of long-term debt is based on interest rates that are currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

      CASH MANAGEMENT - The Partnership reclassified outstanding checks of $4,698,000 and $3,844,000 at December 31, 2000 and 1999, respectively, to accounts payable in the consolidated balance sheets.

      MARKETABLE SECURITIES - The Partnership has investments in six month U.S. Treasury Notes that are classified as available-for-sale debt securities. These investments are subject to certain provisions of the credit facility (Note 7), which could restrict the use of these investments for financing a required level of capital expenditures within the second anniversary of the credit facility's effective date. At December 31, 2000, the Partnership has satisfied the capital expenditure requirements and consequently, the Partnership's use of the investments is not restricted. At December 31, 2000 and 1999, the cost of these investments approximates fair value and no effect of unrealized gains (losses) is reflected in Partners' capital (deficit).

      INVENTORIES - Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at the lower of cost or market on an average cost basis.

      PROPERTY, PLANT AND EQUIPMENT - Additions and replacements constituting improvements are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine (9 to 15 years at the revaluation date of August 1, 1996), whichever is less and for 5 years on certain assets related to the 1998 business acquisition. Depreciable lives for mining equipment and processing facilities range from 1 to 15 years. Depreciable lives for land and land improvements and depletable lives for mineral rights range from 5 to 15 years. Depreciable lives for buildings, office equipment and improvements range from 1 to 13 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage.

      LONG-LIVED ASSETS - The Partnership reviews the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of an impairment is measured by the difference between the carrying value and the fair value of the asset, which is based on cash flows from that asset, discounted at a rate commensurate with the risk involved. During 2000, the Partnership recorded an impairment loss of approximately $2,439,000 relating to certain transloading facility assets, which is included as an unusual item in the accompanying consolidated and combined statements of operations.

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

      COAL SUPPLY AGREEMENTS - The Predecessor purchased the coal operations of MAPCO Inc. effective August 1, 1996, in a business combination using the purchase method of accounting. A portion of the acquisition costs was allocated to coal supply agreements. This allocated cost is being amortized on the basis of coal shipped in relation to total coal to be supplied during the respective contract term. The amortization periods end on various dates from September 2002 to December 2005. Accumulated amortization for coal supply agreements was $22,139,000 and $18,584,000 at December 31, 2000 and 1999, respectively.

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

      WORKERS' COMPENSATION AND PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS - The Partnership is self-insured for workers' compensation benefits, including black lung benefits. The Partnership accrues a workers' compensation liability for the estimated present value of current and, in the case of black lung benefits, future workers' compensation benefits based on actuarial valuations.

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

      NET INCOME PER UNIT - Basic net income per limited partner unit is determined by dividing net income, after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 15,405,311 units as of December 31, 2000 and 1999). Diluted net income per unit is based on the combined weighted average number of Common Units, Subordinated Units and common unit equivalents outstanding which primarily include restricted units granted under the Long-Term Incentive Plan (Note 11).

      SEGMENT REPORTING - The Partnership has no reportable segments due to its operations consisting solely of producing and marketing coal. The Partnership has disclosed major customer sales information (Note 16) and geographic areas of operation (Note 17).

      NEW ACCOUNTING STANDARDS - Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The Partnership currently has no identified derivative instruments or hedging activities. Accordingly, this standard had no material effect on the Partnership's consolidated financial statements upon adoption.

      During the fourth quarter 2000, the Partnership adopted Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Accordingly, the Partnership reflects the cost of transporting coal to customers through third party carriers as transportation expenses and the corresponding reimbursement of these costs through customer billings as transportation revenues in the consolidated and combined statements of income. These amounts were previously offset. There was no cumulative effect on net income and the prior periods' consolidated and combined statements of income have been reclassified to comply with this presentation.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 and 1998 combined and consolidated financial statements to conform to the classifications used in 2000.

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

4.    UNUSUAL ITEMS

      The Unusual items for the years ended December 31, 2000 and 1998 are as follows (in thousands):


                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                         -------------------------------
                                                             2000               1998
                                                         ------------       ------------

Gain on settlement of transloading facility dispute      $    (12,141)      $         --
Litigation matters                                              2,675                 --
Temporary mine closings                                            --              5,211
                                                         ------------       ------------
                                                         $     (9,466)      $      5,211
                                                         ============       ============

      The Partnership was involved in litigation with Seminole Electric Cooperative, Inc. ("Seminole") with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Partnership's terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the third quarter of 2000, included both cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12,141,000, which is net of litigation expenses and impairment charges relating to certain transloading facility assets.

      The Partnership recorded an expense of $2,675,000 related to litigation matters settled and contingencies associated with other litigation matters.

      In response to market conditions, one of the Predecessor's operating mines ceased operations and terminated all of its workforce in September 1998. Management planned to maintain the mine in an indefinite idle status pending improvement in market conditions. Shortly after the mine closure, management executed a long-term coal supply contract for the mine and the mine resumed production in late 1998. During the idle status period, the mine incurred a net loss of approximately $5,211,000 consisting of estimated amounts for increased workers' compensation claims of $1,200,000 and severance payments consistent with the federal Worker Adjustment and Retraining Notification, or "WARN" Act, of $1,200,000 as well as the costs associated with maintaining the idled mine of $2,811,000.

 5.   INVENTORIES

      Inventories consist of the following at December 31, (in thousands):



                 2000            1999
              ----------      ----------

Coal          $    5,140      $   15,180
Supplies           5,702           5,950
              ----------      ----------

              $   10,842      $   21,130
              ==========      ==========



 6.   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following at December 31, (in thousands):


                                                                 2000            1999
                                                               ---------       ---------

Mining equipment and processing facilities                     $ 267,287       $ 236,252
Land and mineral rights                                           17,686          17,282
Buildings, office equipment and improvements                      24,224          17,780
Construction in progress                                          11,248           6,907
                                                               ---------       ---------
                                                                 320,445         278,221
Less accumulated depreciation, depletion and amortization       (135,782)       (102,709)
                                                               ---------       ---------

                                                               $ 184,663       $ 175,512
                                                               =========       =========


 7.   LONG-TERM DEBT

      Long-term debt consists of the following at December 31, (in thousands):

                                2000            1999
                             ---------       ---------

Senior notes                 $ 180,000       $ 180,000
Term loan                       50,000          50,000
                             ---------       ---------
                               230,000         230,000
Less current maturities         (3,750)             --
                             ---------       ---------

                             $ 226,250       $ 230,000
                             =========       =========

      The Special GP issued and the Intermediate Partnership assumed obligations with respect to a $180 million principal amount of senior notes pursuant to a Note Purchase Agreement with a group of institutional investors in a private placement offering. The senior notes are payable in ten annual installments of $18 million beginning in August 2005 and bear interest at 8.31%, payable semiannually.

      The Special GP also entered into and the Intermediate Partnership assumed obligations, under a $100 million credit facility consisting of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. In connection with the closing of the IPO, the Special GP borrowed $50 million under the term loan facility and the Special GP and Intermediate Partnership purchased $50 million of U.S. Treasury Notes, which secure the term loan. The U.S. Treasury Notes may be liquidated for the sole purpose of funding capital expenditures. Through December 31, 2000, the Partnership had liquidated approximately $15.5 million of U.S. Treasury Notes to fund various qualifying capital expenditures.

      The working capital facility can be used to provide working capital and, if necessary, to fund distributions to unitholders. The revolving credit facility can be used for general business purposes, including capital expenditures and acquisitions. The rate of interest charged is adjusted quarterly based on a pricing grid, which is a function of the ratio of the Partnership's debt to cash flow. The credit facility provides the Partnership the option of borrowing at either (1) the London Interbank Offered Rate ("LIBOR") or (2) the "Base Rate" which is equal to the greater of (a) the Chase Prime Rate, or (b) the Federal Funds Rate plus 1/2 of 1%, plus, in either option, an applicable margin. The weighted average interest rates on the term loan facility at December 31, 2000 and 1999 were 7.77% and 7.07%, respectively. In accordance with the pricing grid, a commitment fee ranging from 0.375% to 0.500% per annum is paid quarterly on the unused portion of the working capital and revolving credit facilities. There were no amounts outstanding under the Partnership's working capital facility or revolving credit facility as of December 31, 2000 and 1999. The credit facility expires in August 2004.

      The senior notes and credit facility are guaranteed by Alliance Coal, LLC and all of its subsidiaries. In addition, the credit facility is further secured by a pledge of treasury securities, which upon written notice, are released for purposes of financing qualifying capital expenditures of the Intermediate Partnership or its subsidiaries. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the credit facility and senior notes at December 31, 2000.

      The Partnership incurred debt issuance costs aggregating approximately $3,517,000, which have been deferred and are being amortized as a component of interest expense over the term of the notes.

      Aggregate maturities of long-term debt are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
     2001                   $  3,750
     2002                     15,000
     2003                     16,250
     2004                     15,000
     2005                     18,000
Thereafter                   162,000

                            --------

                            $230,000
                            ========


8.    DISTRIBUTIONS OF AVAILABLE CASH

      The Partnership will distribute 100% of its available cash within 45 days after the end of each quarter to unitholders of record and to the General Partners. Available cash is generally defined as all cash and cash equivalents of the Partnership on hand at the end of each quarter less reserves established by the Managing GP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of the Partnership's business, the payment of debt principal and interest and to provide funds for future distributions.

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

      If quarterly distributions of available cash exceed the MQD or the target distributions levels, the General Partners will receive distributions based on specified increasing percentages of the available cash that exceeds the MQD or target distribution levels. The target distribution levels are based on the amounts of available cash from the Partnership's operating surplus distributed for a given quarter that exceed distributions for the MQD and common unit arrearages, if any.

      For the 42-day period from the Partnership's commencement of operations (on August 20, 1999) through September 30, 1999, the Partnership paid a pro-rata MQD distribution of $0.23 per unit on its outstanding Common and Subordinated Units. For each of the quarters ended December 31, 1999 through September 30, 2000, quarterly distributions of $0.50 per unit were paid to the common and subordinated unitholders. On January 24, 2001, the Partnership declared a MQD, for the period from October 1, 2000 to December 31, 2000, of $0.50 per unit, totaling approximately $7,703,000 on its outstanding Common and Subordinated Units, payable on February 14, 2001 to all unitholders of record on January 31, 2001.

9.    INCOME TAXES

      The Predecessor recognized a deferred tax asset for the future tax benefits attributable to deductible temporary differences and other credit carryforwards, including alternative minimum tax credit carryforwards. Realization of these future tax benefits was dependent on the Predecessor's ability to generate future taxable income, which was not assured. Management of the Predecessor believed that future taxable income would be sufficient to recognize only a portion of the tax benefits and had established a valuation allowance.

      Concurrent with the closing of the IPO on August 20, 1999, and in connection with the Contribution Agreement, ARH retained the current and deferred income taxes of the Predecessor.

      Income before income taxes is derived from domestic operations. Significant components of income taxes are as follows (in thousands):


                           FOR THE
                        PERIOD FROM
                       JANUARY 1, 1999      YEAR ENDED
                             TO            DECEMBER 31,
                       AUGUST 19, 1999         1998
                       ---------------     ------------
Current:
   Federal              $      3,376       $      4,815
   State                         483                801
                        ------------       ------------
                               3,859              5,616
Deferred:
   Federal                       595             (1,531)
   State                          44               (219)
                        ------------       ------------
                                 639             (1,750)
                        ------------       ------------

Income tax expense      $      4,498       $      3,866
                        ============       ============

      A reconciliation of the statutory U.S. federal income tax rate and the Predecessor's effective income tax rate is as follows:


                                             FOR THE
                                           PERIOD FROM
                                         JANUARY 1, 1999   YEAR ENDED
                                                TO        DECEMBER 31,
                                         AUGUST 19, 1999      1998
                                         ---------------  ------------
Statutory rate                                    35%             35%
Increase (decrease) resulting from:
   Excess of tax over book depletion             (21)            (29)
   Alternative minimum tax credit
      carryforwards                                3               6
   State income taxes, net of federal
      benefit                                      3               4
   Valuation allowance                            10              14
   Other                                           1               1
                                           ---------       ---------

Effective income tax rate                         31%             31%
                                           =========       =========

10.   NET INCOME PER LIMITED PARTNER UNIT

      A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):


                                                                           FROM
                                                                        COMMENCEMENT
                                                          YEAR         OF OPERATIONS
                                                         ENDED      (ON AUGUST 20, 1999)
                                                      DECEMBER 31,           TO
                                                          2000       DECEMBER 31, 1999
                                                      ------------   -----------------
Net income per limited partner unit                   $     15,269      $      6,147

Weighted average limited partner units - basic              15,405            15,405

Basic net income per limited partner unit             $       0.99      $       0.40
                                                      ============      ============

Weighted average limited partner units - basic              15,405            15,405
Units contingently issuable:
   Restricted units for Long-Term Incentive Plan               142                --
   Directors' compensation units deferred                        4                --
                                                      ------------      ------------

Weighted average limited partner units,
   assuming dilutive effect of restricted units             15,551            15,405
                                                      ------------      ------------

Diluted net income per limited partner unit           $       0.98      $       0.40
                                                      ============      ============

11.   EMPLOYEE BENEFIT PLANS

      LONG-TERM INCENTIVE PLAN - Effective January 1, 2000, the Managing GP adopted the Long-Term Incentive Plan (the "LTIP") for certain employees and directors of the Managing GP and its affiliates who perform services for the Partnership. Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the Managing GP, subject to the review and approval of the Compensation Committee. Grants are made either of restricted units, which are "phantom" units that entitle the grantee to receive a Common Unit or an equivalent amount of cash upon the vesting of a phantom unit, or options to purchase Common Units. Common Units to be delivered upon the vesting of restricted units will be acquired by the Managing GP in the open market at a price equal to the then prevailing price, or directly from ARH or any other third party. The Partnership agreement provides that the Managing GP be reimbursed for all costs incurred in acquiring these Common Units or in paying cash in lieu of Common Units upon vesting of the restricted units. The aggregate number of units reserved for issuance under the LTIP is 600,000. Effective January 1, 2000, the Compensation Committee approved initial grants of 142,100 restricted units, which vest at the end of the subordination period, which will generally not end before September 30, 2004. During 2000, the Managing GP billed the Partnership approximately $538,000 attributable to the LTIP. The Partnership has recorded this amount as compensation expense. Effective January 1, 2001, the Compensation Committee approved additional grants of 131,490 restricted units, which also vest at the end of the subordination period.

      DEFINED CONTRIBUTION PLANS - The Partnership's employees currently participate in a defined contribution profit sharing and savings plan sponsored by the Partnership, which is the same plan sponsored by the Predecessor. This plan covers substantially all full-time employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The Partnership makes contributions based on matching 75% of employee contributions up to 3% of their annual compensation as well as an additional nonmatching contribution of 3/4 of 1% of their compensation. Additionally, the Partnership contributes a defined percentage of eligible earnings for certain employees not covered by the defined benefit plan described below. The Partnership's expense for its plan was approximately $1,590,000 for the year ended December 31, 2000 and $715,000 for the period from August 20, 1999 to December 31, 1999. The Predecessor's expense for the plan was $1,226,000 for the period from January 1, 1999 to August 19, 1999, and $1,944,000 for the year ended December 31, 1998.

      DEFINED BENEFIT PLANS - Certain employees at the mining operations participate in a defined benefit plan sponsored by the Partnership, which is the same plan sponsored by the Predecessor. The benefit formula is a fixed dollar unit based on years of service.

      The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2000 and 1999 and the funded status of the plans reconciled with amounts reported in the Partnership's consolidated and the Predecessor's combined financial statements at December 31, 2000 and 1999, respectively. The Partnership and Predecessor periods for 1999 have been combined. Since the Partnership maintained the historical basis of the Predecessor's net assets, management believes that the combined Partnership and Predecessor amounts for 1999 are comparable with 2000 (dollars in thousands):


                                                           2000               1999
                                                       ------------       ------------
CHANGE IN BENEFIT OBLIGATIONS:
   Benefit obligations at beginning of year            $      7,774       $      6,742
   Service cost                                               1,971              2,107
   Interest cost                                                596                452
   Actuarial (gain) loss                                       (136)            (1,435)
   Benefits paid                                                (70)               (92)
                                                       ------------       ------------
   Benefit obligation at end of year                         10,135              7,774
                                                       ------------       ------------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year             8,265              2,911
   Employer contribution                                      1,100              4,736
   Actual return on plan assets                                 205                710
   Benefits paid                                                (70)               (92)
                                                       ------------       ------------
   Fair value of plan assets at end of year                   9,500              8,265
                                                       ------------       ------------

   Funded status                                               (635)               491

   Unrecognized prior service cost                              284                332
   Unrecognized actuarial (gain) loss                          (828)            (1,273)
                                                       ------------       ------------

           Net amount recognized                       $     (1,179)      $       (450)
                                                       ============       ============

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
   Discount rate                                               7.50%              7.75%
   Expected return on plan assets                              9.00%              9.00%

COMPONENTS OF NET PERIODIC BENEFIT COST:
   Service cost                                        $      1,971       $      2,107
   Interest cost                                                596                452
   Expected return on plan assets                              (737)              (413)
   Prior service cost                                            48                 48
   Net gain                                                     (49)                --
                                                       ------------       ------------
           Net periodic benefit cost                   $      1,829       $      2,194
                                                       ============       ============

           Effect on minimum pension liability         $         --       $       (459)
                                                       ============       ============

12.   RECLAMATION AND MINE CLOSING COSTS

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

      Discounting resulted in reducing the accrual for reclamation and mine closing costs by $10,420,000 and $5,489,000 at December 31, 2000 and 1999,
      respectively. Estimated payments of reclamation and mine closing costs as of December 31, 2000 are as follows (in thousands):


2001                                                     $    1,078
2002                                                          1,191
2003                                                          1,594
2004                                                          2,147
2005                                                          2,511
Thereafter                                                   17,917
                                                         ----------

Aggregate undiscounted reclamation and mine closing          26,438
Effect of discounting                                        10,420
                                                         ----------

Total reclamation and mine closing costs                     16,018
Less current portion                                          1,078
                                                         ----------

Reclamation and mine closing costs                       $   14,940
                                                         ==========

      The following table presents the activity affecting the reclamation and mine closing liability (in thousands):


                                                      PARTNERSHIP                             PREDECESSOR
                                         --------------------------------------   -----------------------------------
                                                                  FROM
                                                              COMMENCEMENT           FOR THE
                                              YEAR            OF OPERATIONS        PERIOD FROM               YEAR
                                             ENDED         (ON AUGUST 20, 1999)   JANUARY 1,1999            ENDED
                                          DECEMBER 31,             TO                   TO               DECEMBER 31,
                                              2000          DECEMBER 31, 1999     AUGUST 19, 1999            1998
                                         -------------      -------------------   ---------------       -------------
Beginning balance                        $      14,796        $      13,856        $      13,800        $       5,439
Accrual                                          1,074                  348                  457                  705
Payments                                          (764)                (394)                (401)              (1,544)
Allocation of liability associated
   with acquisition and mine
   development                                     912                  986                   --                9,200
                                         -------------        -------------        -------------        -------------

Ending balance                           $      16,018        $      14,796        $      13,856        $      13,800
                                         =============        =============        =============        =============



13.   PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS

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

      The cost or reduction of cost due to change in the estimate of black lung benefits charged (credited) to operations for the year ended December 31, 2000, the period from the Partnership's commencement of operations on August 20, 1999 to December 31, 1999 and for the Predecessor period from January 1, 1999 to August 19, 1999, and the year ended December 31, 1998 was $123,000, $(1,028,000), $726,000, and $1,139,000, respectively.

      The U.S. Department of Labor has issued revised regulations that could alter the claims process for the federal black lung benefit recipients. The revised regulations are expected to result in an increase in the incidence and recovery of black lung claims. Both the coal and insurance industries are currently challenging through litigation certain provisions of the revised regulations. The impact of the revised regulations on the Partnership's liability for future black lung claims cannot be determined at this time.

14.   RELATED PARTY TRANSACTIONS

      The Partnership Agreement provides that the Managing GP and its affiliates be reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership, including management's salaries and related benefits, accounting, budget and planning, treasury, public relations, land administration, environmental and permitting management, payroll and benefits management, disability and workers' compensation management, legal and information technology services. The Managing GP may determine in its sole discretion the expenses that are allocable to the Partnership. Total costs reimbursed to the Managing GP and its affiliates by the Partnership were approximately $3,899,000 and $1,283,000 for the year ended December 31, 2000 and the period from the Partnership's commencement of operations on August 20, 1999 to December 31, 1999, respectively.

      ARH allocated certain direct and indirect general and administrative expenses to the Predecessor. These allocations were primarily based on the relative size of the direct mining operating costs incurred by each of the mine locations of the Predecessor. The allocations of general and administrative expenses to the Predecessor were approximately $2,982,000 and $2,595,000 for the period from January 1, 1999 to August 19, 1999 and for the year ended December 31, 1998, respectively. Management is of the opinion that the allocations used are reasonable and appropriate.

      During November 1999, the Managing GP was authorized by its Board of Directors to purchase up to 1.0 million Common Units of the Partnership. As of December 31, 2000 and 1999 the Managing GP had purchased 164,000 Common Units in the open market at prevailing market prices.

      In September 2000, the Special GP acquired coal reserves and the right to acquire additional coal reserves that are (a) contiguous to the Webster County Coal, LLC ("WCC") mining complex ("Providence No. 3 Reserves") and
      (b) contiguous to the Hopkins County Coal, LLC ("HCC") mining complex ("Elk Creek Reserves"). Such coal reserves and the rights to acquire additional coal reserves were transferred to SGP Land, LLC ("SGP Land"), a newly formed wholly-owned subsidiary of the Special GP.

      Concurrent with such coal reserve acquisitions, the Special GP, through affiliates, was negotiating for the purchase of (a) the capital stock of Roberts Bros. Coal Co., Inc., Warrior Coal Mining Company, and Warrior Coal Corporation, and (b) the related coal reserves ("Warrior Reserves") owned by Cardinal Trust, LLC (collectively the "Warrior Group"). The Warrior Group's operating assets are located adjacent to the Providence No. 3 Reserves and were purchased by a newly formed affiliate of the Special GP, Warrior Coal, LLC ("Warrior Coal"). SGP Land acquired the Warrior Reserves, which are located between the Providence No. 3 Reserves and HCC. The acquisition of the Warrior Group closed in January 2001.

      SGP Land entered into a mineral lease and sublease with WCC for a portion of each of the Providence No. 3 Reserves and the Warrior Reserves, and granted an option to HCC to lease and/or sublease the Elk Creek Reserves. Under the terms of the WCC lease and sublease, WCC has an annual minimum royalty obligation of $2.7 million, payable in advance, from 2000 to 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. WCC paid the first annual minimum royalty of $2.7 million in 2000. Under the terms of the HCC option to lease and sublease, HCC paid an option fee of $645,000 in 2000. The anticipated annual minimum royalty obligation is $684,000 payable in advance, from 2001 to 2009.

      The Partnership and ARH Warrior Holdings, Inc. ("ARH Warrior Holdings"), the parent company of Warrior Coal, have entered into an Amended and Restated Put and Call Option Agreement ("Put/Call Agreement") with the Partnership. Under the terms of the Put/Call Agreement, ARH Warrior Holdings can require the Partnership to purchase Warrior Coal from ARH Warrior Holdings during the period from January 2, 2003 to January 11, 2003, with a put option price of the sum of $10 million and interest on the $10 million at 12 percent, compounded annually. The Partnership can also require ARH Warrior Holdings to sell Warrior Coal to the Partnership during the period from April 12, 2003 to December 31, 2006, with a call option price of the sum of (a) $10 million, (b) interest on the $10 million at 12 percent, compounded annually and (c) 25 percent of the interest determined in (b).

      Separately, on December 29, 2000, the Partnership entered into a noncancelable operating lease arrangement with the Special GP for a "build-to-suit" coal preparation plant and ancillary facilities at the Gibson County Coal, LLC mining complex that was constructed and is currently owned by the Special GP. This lease arrangement qualified for sale-leaseback accounting treatment, and consequently, the Partnership has removed the corresponding asset and liability associated with the coal preparation plant from its consolidated balance sheet. Based on the terms of the lease, the Partnership will make monthly payments of approximately $216,000 for 121 months. Lease expense incurred for the year ended December 31, 2000 was approximately $14,000.

15.   COMMITMENTS AND CONTINGENCIES

      COMMITMENTS - The Partnership leases buildings and equipment under operating lease agreements which provide for the payment of both minimum and contingent rentals. The Partnership also has a noncancelable lease with the Special GP (Note 14). Future minimum lease payments under operating leases are as follows (in thousands):

                                   AFFILIATE        OTHERS           TOTAL
                                   ---------       ---------       ---------
Year ending December 31,
2001                               $   2,595       $     452       $   3,047
2002                                   2,595             408           3,003
2003                                   2,595             274           2,869
2004                                   2,595             284           2,879
2005                                   2,595             284           2,879
Thereafter                            13,190             780          13,970
                                   ---------       ---------       ---------

                                   $  26,165       $   2,482       $  28,647
                                   =========       =========       =========

      Lease expense under all operating leases was $1,409,000, $801,000, $496,000, and $1,169,000 for the year ended December 31, 2000, the period from the Partnership's commencement of operations on August 20, 1999 to December 31, 1999 and the Predecessor period from January 1, 1999 to August 19, 1999, and the year ended December 31, 1998, respectively.

      CONTRACTUAL COMMITMENTS - In connection with the expansion of an existing mine into adjacent coal reserves, the Partnership has entered into contractual commitments for mine development of approximately $22.5 million at December 31, 2000.

      GENERAL LITIGATION - The Partnership is involved in various lawsuits, claims and regulatory proceedings, including those conducted by the Mine Safety and Health Administration, incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of such proceedings, when a loss is probable and the amount is reasonably determinable. The Partnership also recorded an expense of $2,675,000 related to litigation matters settled and contingencies associated with other litigation matters, which is reflected in "Unusual items" in the accompanying consolidated and combined statements of income. In the opinion of management, the outcome of such matters to the extent not previously provided for or covered under insurance, will not have a material adverse effect on the Partnership's business, financial position or results of operations, although management cannot give any assurance to that effect.

16.   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

      The Partnership has significant long-term coal supply agreements, some of which contain price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, when the coal is sold other than FOB the mine, changes in railroad and/or barge freight rates. Total revenues to major customers, including transportation revenues (Note 2), which exceed ten percent of total revenues are as follows (in thousands):



                           PARTNERSHIP                                    PREDECESSOR
                  --------------------------------------     ---------------------------------
                                           FROM
                                        COMMENCEMENT            FOR THE
                      YEAR             OF OPERATIONS          PERIOD FROM            YEAR
                      ENDED         (ON AUGUST 20, 1999)     JANUARY 1, 1999        ENDED
                   DECEMBER 31,             TO                      TO            DECEMBER 31,
                      2000           DECEMBER 31, 1999       AUGUST 19, 1999         1998
                  -------------      -------------------    ----------------     -------------
Customer A        $      67,234        $      23,104        $      38,875        $      62,642
Customer B               61,007               26,993               40,752               57,233
Customer C               58,498               16,090               31,328               74,076
Customer D               38,713               11,926               19,582                   --

      Trade accounts receivable from these customers totaled approximately $18.1 million at December 31, 2000. The Partnership's bad debt experience has historically been insignificant. Based on current evaluations, Partnership management believes that no allowance is required to absorb potential uncollectible balances. However, changes in the financial conditions of its customers could result in a material change to this estimate in future periods. The coal supply agreements with customers A, B, C and D expire in 2006, 2001, 2010 and 2006, respectively.

17.   GEOGRAPHIC INFORMATION

      Included in the consolidated and combined financial statements are the following revenues and long-lived assets relating to geographic locations (in thousands):



                                  PARTNERSHIP                               PREDECESSOR
                                  ------------------------------------  ----------------------------------
                                                          FROM
                                                       COMMENCEMENT       FOR THE
                                      YEAR            OF OPERATIONS      PERIOD FROM              YEAR
                                     ENDED        (ON AUGUST 20, 1999)  JANUARY 1, 1999          ENDED
                                  DECEMBER 31,            TO                  TO              DECEMBER 31,
                                      2000         DECEMBER 31, 1999    AUGUST 19, 1999           1998
                                  ------------     -------------------  ---------------       ------------
Revenues:
   United States                  $    363,469        $    134,125        $    221,339        $    348,055
   Other foreign countries                  --                  --              10,494              55,246
                                  ------------        ------------        ------------        ------------
                                  $    363,469        $    134,125        $    231,833        $    403,301
                                  ============        ============        ============        ============

Long-lived assets:
   United States                  $    210,996        $    203,697        $    200,057        $    204,078
   Other foreign countries                  --                  --                  --                  --
                                  ------------        ------------        ------------        ------------
                                  $    210,996        $    203,697        $    200,057        $    204,078
                                  ============        ============        ============        ============




18.   SUPPLEMENTAL CASH FLOW INFORMATION

      The Partnership's and Predecessor's supplemental disclosure of cash flow information and other non-cash investing and financing activities were as follows (in thousands):


                                                              PARTNERSHIP                             PREDECESSOR
                                                   ------------------------------------    ------------------------------
                                                                          FROM
                                                                      COMMENCEMENT             FOR THE
                                                      YEAR            OF OPERATIONS          PERIOD FROM        YEAR
                                                     ENDED         (ON AUGUST 20, 1999)    JANUARY 1, 1999      ENDED
                                                   DECEMBER 31,             TO                   TO          DECEMBER 31,
                                                      2000          DECEMBER 31, 1999      AUGUST 19, 1999      1998
                                                   -----------      -------------------    ---------------   ------------

Cash paid for:
   Interest                                         $    19,043        $     1,173        $        --        $        --
   Income taxes paid through
      Parent (Note 9)                                        --                 --              3,504              3,135

Noncash investing and financing activities:
   Debt transferred from Special GP                          --            230,000                 --                 --
   Marketable securities transferred
      from Special GP                                        --             15,486                 --                 --

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

      A summary of the quarterly operating results for the Partnership and Predecessor is as follows (in thousands, except unit and per unit data):


                                                                                   PARTNERSHIP
                                                                                   QUARTER ENDED
                                                        ------------------------------------------------------------------------
                                                          MARCH 31,            JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                            2000                2000               2000(1)              2000
                                                        ------------        ------------        ------------        ------------
Revenues                                                $     89,420        $     86,652        $     96,459        $     90,938
Operating income                                               6,191               5,912              15,669               3,096
Net income (loss)                                              2,366               2,098              11,560                (443)

Basic net income (loss) per limited Partner unit        $       0.15        $       0.13        $       0.74        $      (0.03)
Diluted net income (loss) per limited
   Partner unit                                         $       0.15        $       0.13        $       0.73        $      (0.03)
Weighted average number of units
   outstanding - basic                                    15,405,311          15,405,311          15,405,311          15,405,311
Weighted average number of units
   outstanding - diluted                                  15,550,489          15,550,845          15,552,017          15,553,372




                                                          PREDECESSOR                                PARTNERSHIP
                                       -------------------------------------------------  ----------------------------------------
                                                                                                FROM
                                                                                            COMMENCEMENT
                                               QUARTER ENDED           JULY 1, 1999         OF OPERATIONS
                                       -----------------------------        TO          (ON AUGUST 20, 1999)
                                          MARCH 31,       JUNE 30,      AUGUST 19,               TO               QUARTER ENDED
                                           1999             1999           1999          SEPTEMBER 30, 1999     DECEMBER 31, 1999
                                       -------------    -------------  -------------     ------------------     -----------------
Revenues                               $      87,876    $      93,395  $      50,562        $      45,758        $      88,367
Operating income                               4,273            6,995          3,004                5,019                6,499
Net income                                     2,969            4,934          2,302                3,509                2,763

Basic and diluted net
   income per unit                                --               --             --        $        0.22        $        0.18
Weighted average number
   of units outstanding - basic
   and diluted                                    --               --             --           15,405,311           15,405,311

(1) The Partnership recorded income of $12.2 million, which is net of litigation expenses and costs relating to the impairment of certain transloading facility assets. Additionally, the Partnership recorded an expense of $2.7 million related to litigation matters settled and contingencies associated with other litigation matters. The net effect of these unusual items for the quarter was $9.5 million (Note 4).

Operating income in the above table represents income from operations before interest expense.

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

    As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our Managing GP. The following table shows information for the directors and executive officers of the Managing GP. Executive officers and directors are elected for one-year terms.


         NAME                            AGE      POSITION WITH OUR MANAGING GENERAL PARTNER
---------------------                   ----     -------------------------------------------
Joseph W. Craft  III                     50      President, Chief Executive Officer and Director

Robert G. Sachse                         52      Executive Vice President and Director

Thomas L. Pearson                        47      Senior Vice President - Law and Administration,
                                                 General Counsel and Secretary

Michael L. Greenwood                     45      Senior Vice President - Chief Financial Officer
                                                 and Treasurer

Charles R. Wesley                        46      Senior Vice President - Operations

Gary J. Rathburn                         50      Senior Vice President - Marketing

John J. MacWilliams                      45      Director

Preston R. Miller, Jr.                   52      Director

John P. Neafsey                          61      Director

John H. Robinson                         50      Director

Paul R. Tregurtha                        65      Director


    Joseph W. Craft III has worked for us since 1980. Prior to the formation of ARH, Mr. Craft was a Senior Vice President of MAPCO Inc., serving as General Counsel and Chief Financial Officer, and since 1986 as President of MAPCO Coal Inc. Mr. Craft has held his current positions since August 1996. Prior to working with us, Mr. Craft was an attorney at Falcon Coal Corporation and Diamond Shamrock Coal Corporation. Mr. Craft has held numerous industry leadership positions, including past Chairman of the National Coal Council, a Board and Executive Committee member of the National Mining Association, and a Director of the Center for Energy and Economic Development. Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctor degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology.

    Robert G. Sachse joined us as Executive Vice President and Vice Chairman in August 2000. Prior to working with us, Mr. Sachse was Executive Vice President and Chief Operating Officer of MAPCO Inc. from 1996 to 1998 until MAPCO Inc. merged with The Williams Companies, Inc. Mr. Sachse held various positions with MAPCO Coal Inc. from 1982 to 1991, and was promoted to President of MAPCO Natural Gas

Liquids in 1992. Mr. Sachse holds a Bachelor of Science degree from Trinity University and a Juris Doctor degree from the University of Tulsa.

    Thomas L. Pearson has worked for us since 1989. Prior to the formation of ARH, Mr. Pearson was Assistant General Counsel of MAPCO Inc. and served as General Counsel and Secretary of MAPCO Coal Inc. from 1989-1996. Mr. Pearson has held his current positions since September 1996. Prior to working with us, Mr. Pearson was General Counsel and Secretary of McLouth Steel Products Corporation, one of the largest integrated steel producers in the United States; and Corporate Counsel of Midland-Ross Corporation, a multi-national company with numerous international joint venture companies and projects. Previously, he was an attorney with the Arter & Hadden law firm in Cleveland, Ohio. Mr. Pearson is or has been active in a number of educational, charitable and business organizations, including the following: Vice Chairman, Legal Affairs Committee, National Mining Association; Member, Dean's Committee, The University of Iowa College of Law; and Contributions Committee, Greater Cleveland United Way. Mr. Pearson holds a Bachelor of Arts degree in History and Communications from DePauw University and a Juris Doctor degree from The University of Iowa.

    Michael L. Greenwood has worked for us since 1986. Prior to the formation of ARH, Mr. Greenwood served in various financial management capacities, including General Manager - Finance of MAPCO Coal Inc., General Manager of Planning and Financial Analysis, and Manager - Mergers and Acquisitions of MAPCO Inc. Mr. Greenwood has held his current positions since September 1996. Prior to working for us, Mr. Greenwood held financial planning and business development management positions in the energy industry with Davis Investments, The Williams Companies, Inc. and Penn Central Corporation. Mr. Greenwood holds a Bachelor of Science degree in Business Administration from Oklahoma State University and a Master of Business Administration degree from the University of Tulsa. Mr. Greenwood has also completed executive programs at Northwestern University, Southern Methodist University and The Center for Creative Leadership.

    Charles R. Wesley has worked for us since 1974. Mr. Wesley joined Webster County Coal Corporation in 1974 as an engineering co-op student and worked through the ranks to become General Superintendent. In 1992 he became Vice President of Operations for Mettiki Coal Corporation. He has held his current position since September 1996. Mr. Wesley has served the industry as past President of the West Kentucky Mining Institute and National Mine Rescue Association Post 11. He also served on the board of the Kentucky Mining Institute. Mr. Wesley holds a Bachelor of Science degree in Mining Engineering from the University of Kentucky.

    Gary J. Rathburn has worked for us since 1980 when he joined MAPCO Coal Inc. as Manager of Brokerage Coals. Since 1980, Mr. Rathburn has managed all phases of the marketing group involving transportation and distribution, international sales and the brokering of coal. He has held his current position since September 1996. Prior to working for us, Mr. Rathburn was employed by Eastern Associated Coal Corporation in its International Sales and Brokerage groups. Mr. Rathburn has been active in industry groups such as the Maryland Coal Association, The North Carolina Coal Institute and the National Mining Association. Mr. Rathburn was a Director of The National Coal Association and Chairman of the Coal Exporters Association for several years. Mr. Rathburn holds a Bachelor of Arts degree in Political Science from the University of Pittsburgh and has participated in industry-related programs at the World Trade Institute, Princeton University and the Colorado School of Mines.

    John J. MacWilliams has served as a Director since June 1996. Mr. MacWilliams has been a General Partner of The Beacon Group, LP (The Beacon Group) since May 1993. Prior to the formation of The Beacon Group, Mr. MacWilliams was an Executive Director of Goldman Sachs International in London, where he was responsible for heading the firm's International Structured Financing Group. Prior to moving to London, Mr. MacWilliams was a Vice President in the Investment Banking Division of Goldman, Sachs & Co. in New York. Prior to joining Goldman Sachs, Mr. MacWilliams was an attorney at Davis Polk & Wardwell in New York, where he worked on international bank financings, partnership financings, and mergers and acquisitions. Mr. MacWilliams is also a director of Campagnie Generale Geophysique. Mr. MacWilliams holds a Bachelor of Arts degree from Stanford University, Master of Science degree from Massachusetts Institute of Technology, and a Juris Doctor degree from Harvard Law School.

    Preston R. Miller, Jr. has served as a Director since June 1996. Mr. Miller has been a General Partner of The Beacon Group since June 1993. Prior to the formation of The Beacon Group, Mr. Miller was employed for fourteen years by Goldman, Sachs & Co. in New York City, where he was a Vice President in the Structured Finance Group and had global responsibility for the coverage of the independent power industry, asset-backed power generation, and oil and gas financings. Mr. Miller also has a background in credit analysis, and was head of the revenue bond rating group at Standard & Poor's Corp. prior to joining Goldman Sachs. Mr. Miller holds a Bachelor of Arts degree from Yale University and a Master of Public Administration degree from Harvard University.

    John P. Neafsey has served as Chairman since June 1996. Mr. Neafsey has served as President of JN Associates, an investment consulting firm, since January 1994. Mr. Neafsey served as President and CEO of Greenwich Capital Markets from 1990 to 1993 and Director since its founding in 1983. In addition, Mr. Neafsey held numerous other positions during his twenty-three years at The Sun Company, including: Executive Vice President responsible for Canadian operations, Sun Coal Company and Helios Capital Corporation; Chief Financial Officer; and other executive management positions with numerous subsidiary companies. Mr. Neafsey is or has been active in a number of educational, charitable and business organizations, including the following: Director, The West Pharmaceutical Services Company, Longhorn Partners Pipeline Inc. and the Provident Mutual Life Insurance Company; Trustee, Cornell University; and Overseer of Cornell-Weill Medical Center. Mr. Neafsey holds Bachelor and Master of Science degrees in Engineering and a Master of Business Administration degree from Cornell University.

    John H. Robinson has served as a Director since December 1999. In April 2000, Mr. Robinson joined Amey, plc, a British support services business, as Executive Director of its newly-formed Technology Services Division. Mr. Robinson previously served as Vice Chairman of Black & Veatch, a global engineer-constructor firm, from January 1997 through March 2000. He was also the Chairman of Black & Veatch UK Ltd. and was responsible for guiding strategic development of the firm, having begun his career there in 1973. He is a Director of Coeur Precious Metals, Protection One and Commerce Bancshares. Mr. Robinson holds Bachelor and Master of Science degrees in Engineering from the University of Kansas and has completed the Owner/President Management Program at the Harvard School of Business.

    Paul R. Tregurtha has served as a Director since December 1999. Mr. Tregurtha serves as Chairman and Chief Executive Officer of Mormac Marine Group, Inc. and Moran Transportation Company, and Chairman of MAC Acquisitions, Inc. He is a director and principal officer of several companies involved in water transportation and natural resources, including The Interlake Steamship Company and Lakes Shipping Company. Mr. Tregurtha is also a director of FleetBoston Financial and FPL Group, Inc., the parent of Florida Power & Light Company. Mr. Tregurtha holds a Bachelor of Science degree in Mechanical Engineering from Cornell University, where he serves as Trustee Emeritus, and a Master of Business Administration degree from the Harvard School of Business.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of the Partnership's equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of the forms furnished to it, or written representations from certain reporting persons, the Partnership believes that during 2000 none of its officers and directors was delinquent with respect to any of the filing requirements under Rule 16(a) other than (a) Mr. Craft did not file a Form 4 for the months of August and September 1999, regarding purchases made by a private foundation for which he serves as a trustee and disclaims beneficial ownership, and (b) Mr. Neafsey did not timely file a Form 4 for the month of August 2000, but has since filed this Form 4.

REIMBURSEMENT OF EXPENSES OF THE MANAGING GP AND ITS AFFILIATES

    The Managing GP does not receive any management fee or other compensation in connection with its management of us. However, our Managing GP and its affiliates, including ARH, perform services for us and are reimbursed by us for all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits properly allocable to us, as well as all other expenses necessary or appropriate to the conduct of our business, and properly allocable to us. Our Partnership Agreement provides that the Managing GP will determine the expenses that are allocable to us in any reasonable manner determined by the Managing GP in its sole discretion.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth certain compensation information for all executive officers of our Managing GP who received salary and bonus compensation in excess of $100,000 in 2000. The Partnership was formed in May 1999 but did not commence business until August 1999. Therefore 1999 compensation information is for the Partnership period from commencement of operations (on August 20, 1999) to December 31, 1999.

SUMMARY COMPENSATION TABLE




                                                              ANNUAL COMPENSATION                LONG TERM
                                                      ----------------------------------------  COMPENSATION
                                                                                  OTHER ANNUAL   RESTRICTED     ALL OTHER
                                                                      BONUS       COMPENSATION  STOCK AWARDS   COMPENSATION
    NAME AND PRINCIPAL POSITION              YEAR      SALARY          (1)             (2)          (3)             (4)
-------------------------------------      --------   --------      ----------    ------------  ------------   ------------

Joseph W. Craft III,                         2000      $292,950      $ 94,200      $     --      $678,150      $ 63,695
President, Chief Executive Officer           1999       106,313        70,040           700            --        21,495
and Director

Thomas L. Pearson,                           2000       177,000        45,000         1,550       122,067        43,856
Senior Vice President-Law and                1999        64,234        28,306            --            --        12,385
Administration, General Counsel and
Secretary

Michael L. Greenwood,                        2000       151,400        45,000            --       122,067        26,009
Senior Vice President-Chief                  1999        54,944        28,306            --            --         7,972
Financial Officer and Treasurer

Charles R. Wesley,                           2000       187,000        47,600         1,500       135,630        32,802
Senior Vice President-Operations             1999        67,863        35,565            --            --        12,383

Gary J. Rathburn,                            2000       152,000        45,000         1,500       122,067        28,008
Senior Vice President-Marketing              1999        55,161        28,306            --            --         9,407


(1) Amount awarded under the Short-Term Incentive Plan. See "Short-Term Incentive Plan" below.

(2)  Amount reimbursed for income tax preparation.

(3) Awards under the Long-Term Incentive Plan. The amount represents the value of restricted units at the date of issuance. The total number of restricted units and their market value as of December 31, 2000, were: Mr. Craft, 50,000 units valued at $900,000; Mr. Pearson, 9,000 units valued at $162,000; Mr. Greenwood, 9,000 units valued at $162,000; Mr. Wesley, 10,000 units valued at $180,000; Mr. Rathburn, 9,000 units valued at $162,000.

     Units granted under the Long-Term Incentive Plan do not vest until the end of the subordination period, which will generally not end before September 30, 2004. See "Long-Term Incentive Plan" below.

(4) Amount represents (a) the Managing General Partner's matching contributions to its 401(k) Plan and (b) the Managing General Partner's contribution to a Supplemental Executive Retirement Plan.

COMPENSATION OF DIRECTORS

    Under the Managing GP's Directors Compensation Program (Directors Plan) each non-employee Director is paid an annual retainer of $20,000. The annual retainer is payable in Common Units of the Partnership to be paid on a quarterly basis in advance determined by dividing the pro rata annual retainer payable on such date by the closing sales price per Common Unit averaged over the immediately preceding ten trading days. Each non-employee director may elect to defer all or a portion of his or her compensation under the Deferred Compensation Plan for Directors.

    In addition each non-employee director participates in the Long-Term Incentive Plan. The directors restricted units vest in accordance with the same procedure as is described below. Messrs. MacWilliams and Miller have declined compensation under the Directors and Long-Term Incentive Plans.

    Mr. Sachse has a consulting agreement with the Managing GP, for a term of three years, effective August 14, 2000. The consulting agreement provides that Mr. Sachse will serve as Executive Vice President of the Managing GP and devote his services on a part-time basis. In addition to compensation received under the Directors Plan and Long-Term Incentive Plan described above, Mr. Sachse is entitled to receive an annual fee of $150,000 payable in arrears monthly. Mr. Sachse also is entitled to receive quarterly payments in arrears of the cash difference between $7,500 less the market value of 250 Common Units of the Partnership calculated by the closing sales price per Common Unit averaged over the immediately preceding ten trading days. A copy of the consulting agreement with Mr. Sachse is filed as an exhibit hereto.

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

LONG-TERM INCENTIVE PLAN

    Effective January 1, 2000, the Managing GP adopted the Long-Term Incentive Plan (LTIP) for certain employees and directors of the Managing GP and its affiliates who perform services for us. The summary of the LTIP contained herein does not purport to be complete, but outlines its material provisions.

    The LTIP is administered by the Compensation Committee of the Managing GP's Board of Directors. Annual grant levels for designated participants are recommended by the President and CEO of the Managing GP, subject to the review and approval of the Compensation Committee. We will reimburse the Managing GP for all costs incurred pursuant to the programs described below. Grants are made either of restricted units, which are "phantom" units that entitle the grantee to receive a Common Unit or an equivalent amount of cash upon the vesting of a phantom unit, or options to purchase Common Units. Common Units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by the Managing GP in the open market at a price equal to the then prevailing price, or directly from ARH or any other third party, including units newly issued by us, or use units already owned by the Managing GP, or any combination of the foregoing. The Managing GP is entitled to reimbursement by us for the cost incurred in acquiring these Common Units or in paying cash in lieu of Common Units upon vesting of the restricted units. If we issue new Common Units upon payment of the restricted units or unit options instead of purchasing them, the total number of Common Units outstanding will increase. The aggregate number of units reserved for issuance under the LTIP is 600,000. Effective January 1, 2000, the Compensation Committee approved initial grants of 142,100 restricted units, which vest at the end of the subordination period, which will generally not end before September 30, 2004. Effective as of January 1, 2001, the Compensation Committee approved additional grants of 131,490 restricted units, which also vest at the end of the subordination period.

    Restricted Units. Restricted units will vest over a period of time as determined by the Compensation Committee. However, if a grantee's employment is terminated for any reason prior to the vesting of any restricted units, those restricted units will be automatically forfeited, unless the Compensation Committee, in its sole discretion, provides otherwise. In addition, vested restricted units will not be payable before the end of the subordination period, which will generally not end before September 30, 2004.

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

    The Managing GP's Board of Directors, in its discretion, may terminate the LTIP at any time with respect to any Common Units for which a grant has not previously been made. The Managing GP's Board of

Directors will also have the right to alter or amend the LTIP or any part of it from time to time, subject to unitholder approval as required by the exchange upon which the Common Units may be listed at that time; provided, however, that no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the affected participant. In addition, the Managing GP may, in its discretion, establish such additional compensation and incentive arrangements as it deems appropriate to motivate and reward its employees. The Managing GP is reimbursed for all compensation expenses incurred on our behalf.

SHORT-TERM INCENTIVE PLAN

    Effective January 1, 1999, the Managing GP adopted a Short-Term Incentive Plan (STIP) for management and other salaried employees. The STIP is designed to enhance the financial performance by rewarding management and salaried employees of the Managing GP and Partnership with cash awards for the Partnership achieving an annual financial performance objective. The annual performance objective for each year is recommended by the President and CEO of the Managing GP and approved by the Compensation Committee of its Board of Directors prior to January 1 of that year. The STIP is administered by the Compensation Committee. Individual participants and payments each year are determined by and in the discretion of the Compensation Committee, and the Managing GP is able to amend the plan at any time. The Managing GP is entitled to reimbursement by us for the costs incurred under the STIP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 1, 2001, regarding the beneficial ownership of Common and Subordinated Units held by (a) each person known by the Managing GP to be the beneficial owner of 5% or more of the Common and Subordinated Units, (b) each director and executive officer of the Managing GP and (c) all directors and executive officers of the Managing GP as a group. The Managing GP is owned by funds affiliated with The Beacon Group and members of management. The Special GP is a wholly-owned subsidiary of ARH. The address of ARH, the Managing GP and the Special GP, is 1717 South Boulder Avenue, Tulsa, Oklahoma 74119.


                                                        PERCENTAGE OF                 PERCENTAGE OF    PERCENTAGE
                                             COMMON         COMMON     SUBORDINATED    SUBORDINATED     OF TOTAL
                                              UNITS          UNITS        UNITS           UNITS           UNITS
                                           BENEFICIALLY  BENEFICIALLY  BENEFICIALLY    BENEFICIALLY    BENEFICIALLY
NAME OF BENEFICIAL OWNER                    OWNED(8)         OWNED        OWNED           OWNED           OWNED
------------------------                   -----------   ------------- ------------    ------------    ------------

Alliance Resource GP, LLC(2)                1,232,780         13.72%     6,422,531           100%          49.7%
Alliance Resource Management GP, LLC(3)       164,000          1.83%            --            --            1.1%
Joseph W. Craft III(1)(7)                      73,500           (*)             --            --            (*)
Robert G. Sachse(1)                               646            --             --            --             --
Thomas L. Pearson(1)                            9,971           (*)             --            --            (*)
Michael L. Greenwood(1)                        29,950           (*)             --            --            (*)
Charles R. Wesley(1)                           20,000           (*)             --            --            (*)
Gary J. Rathburn(1)                             8,000           (*)             --            --            (*)
John J. MacWilliams(4)                      1,396,780         15.55%     6,422,531           100%          50.8%
Preston R. Miller, Jr.(4)                   1,396,780         15.55%     6,422,531           100%          50.8%
John P. Neafsey(1)                             12,257           (*)             --            --            (*)
John H. Robinson(5)                             2,257           (*)             --            --            (*)
Paul R. Tregurtha(6)                            2,257           (*)             --            --            (*)
All directors and executive officers as
  a group (11 persons)                      1,555,618         17.32%     6,422,531           100%          51.8%

    * Less than one percent.

(1) The address of Messrs. Craft, Sachse, Pearson, Greenwood, Wesley, Rathburn and Neafsey is 1717 South Boulder Avenue, Tulsa, Oklahoma 74119.

(2) ARH may be deemed to beneficially own the Common Units and the Subordinated Units held by the Special GP, as a result of ARH's ownership of all of the membership interests in the Special GP. MPC Partners, LP (MPC Partners) may also be deemed to beneficially own the Common Units and the Subordinated Units held by the Special GP as a result of MPC Partners' ownership of 86.2% of ARH's outstanding common stock.

(3) The Managing GP is an affiliate of the Special GP, and as a consequence, the Special GP may be deemed to beneficially own the Common Units held by the Managing GP.

(4) Messrs. MacWilliams and Miller may also be deemed to share beneficial ownership of the Common Units and the Subordinated Units held by the Special GP and the Managing GP by virtue of their status as partners of The Beacon Group, an affiliate of MPC Partners. Messrs. MacWilliams and Miller disclaim beneficial ownership of the Common and Subordinated Units held by the Special GP and the Managing GP. The address of Messrs. MacWilliams and Miller is Beacon Group Energy Funds, an affiliate of JP Morgan Partners, 1221 Avenue of the Americas, 4th floor, New York, New York 10020.

(5)  The address of Mr. Robinson is 24 Hanover Square, London, England W1S1JD.

(6) The address of Mr. Tregurtha is 3 Landmark Square, Stamford, Connecticut 06901.

(7) Mr. Craft owns 60,000 Common Units and may also be deemed to share beneficial ownership of 13,500 Common Units held by a private foundation for which he serves as a trustee. Mr. Craft disclaims beneficial ownership of the Common Units held by the private foundation.

(8) The amounts set forth do not include any restricted units granted under the LTIP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Special GP owns 1,232,780 Common Units and 6,422,531 Subordinated Units representing an aggregate 48.7% limited partner interest in the Partnership. In addition, the General Partners own, on a combined basis, an aggregate 2% general partner interest in the Partnership, the Intermediate Partnership and the subsidiaries. The Managing GP's ability, as managing general partner, to manage and operate the Partnership and its ownership of 164,000 Common Units together with the Special GP's ownership of 1,232,780 Common Units and 6,422,531 Subordinated Units, effectively gives the General Partners the ability to veto some actions of the Partnership and to control the management of the Partnership.

UNIT PURCHASE PROGRAM BY THE MANAGING GP

    The Managing GP authorized a Common Unit purchase program in November 1999 for the purchase of up to the greater of one million Common Units or $15 million of Common Units. As of December 31, 2000, the Managing GP has purchased 164,000 Common Units. The Common Units purchased by the Managing GP retain their rights to receive quarterly distributions of Available Cash.

TRANSACTIONS BETWEEN THE PARTNERSHIP, SPECIAL GP AND ARH

    In September 2000, the Special GP acquired coal reserves and the right to acquire additional coal reserves (a) contiguous to our Dotiki mine (Providence No. 3 Reserves) and (b) contiguous to Hopkins County Coal (Elk Creek Reserves). Such coal reserves and the rights to acquire additional coal reserves were transferred to SGP Land, LLC (SGP Land), a newly formed wholly-owned subsidiary of the Special GP.

    Concurrent with such coal reserve acquisitions, the Special GP, through affiliates, was negotiating for the purchase of (a) the capital stock of Roberts Bros. Coal Co., Inc., Warrior Coal Mining Company, and Warrior Coal Corporation, and (b) the related coal reserves (Warrior Reserves) owned by Cardinal Trust, LLC (collectively, the Warrior Group). The Warrior Group's operating assets are located adjacent to the Providence No. 3 Reserves and were purchased by a newly formed affiliate of the Special GP, Warrior Coal, LLC (Warrior Coal). SGP Land acquired the Warrior Reserves, which are immediately between the Providence No. 3 Reserves and Hopkins County Coal. The acquisition of the Warrior Group closed in January 2001.

    SGP Land entered into a mineral lease and sublease with Webster County Coal for a portion of each of the Providence No. 3 Reserves and the Warrior Reserves, and granted an option to Hopkins County Coal to lease and/or sublease the Elk Creek Reserves. Under the terms of the Webster County Coal lease and sublease, Webster County Coal has an annual minimum royalty obligation of $2.7 million, payable in advance, from 2000 to 2013, or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid the first annual minimum royalty of $2.7 million in 2000. Under the terms of the Hopkins County Coal option to lease and sub-lease, Hopkins County Coal paid an option fee of $645,000 in 2000. The anticipated annual minimum royalty obligation is $684,000 payable in advance, from 2001 to 2009.

    Consistent with the terms of the Omnibus Agreement discussed below, the above transactions were initially offered to the Partnership. However, the Board of Directors of the Managing GP, with the concurrence of its Conflicts Committee, elected not to pursue these transactions. However, the Partnership and ARH Warrior Holdings, Inc. (ARH Warrior Holdings), the parent company of Warrior Coal, entered into an Amended and Restated Put and Call Option Agreement (Put/Call Agreement), filed as an exhibit hereto, which provides as follows:

         (a) ARH Warrior Holdings can require the Partnership to purchase Warrior Coal from ARH Warrior Holdings during the period from January 2, 2003 to January 11, 2003, with a put option price of the sum of (i) $10 million, and (ii) interest on the $10 million at 12 percent, compounded annually; and

         (b) the Partnership can require ARH Warrior Holdings to sell Warrior Coal to the Partnership during the period from April 12, 2003 to December 31, 2006, with a call option price of the sum of (i) $10 million, (ii) interest on the $10 million at 12 percent, compounded annually, and (iii) 25 percent of the interest determined in (ii).

    Separately, we entered into a noncancelable operating lease arrangement with the Special GP for a coal preparation plant and ancillary facilities at Gibson County Coal. This transaction was reviewed and approved by the Conflicts Committee. Under the terms of the lease, the Partnership began making monthly payments commencing January 1, 2001, of approximately $216,000 for 121 months.

    We may enter into similar arrangements in the future to support the acquisition of additional reserve properties or to develop facilities at our existing mining complexes.

OMNIBUS AGREEMENT

    Concurrent with the closing of the IPO, we entered into an Omnibus Agreement with ARH and the General Partners, which governs potential competition among us and the other parties to this agreement. ARH agreed, and caused its controlled affiliates to agree, for so long as management and funds managed by The Beacon Group and its affiliates control the Managing GP, not to engage in the business of mining, marketing or transporting coal in the U.S. unless it first offers the Partnership the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors of the Managing GP, with the concurrence of its Conflicts Committee, elects to cause us not to pursue such opportunity or acquisition. In addition, ARH has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided ARH offers the Partnership the opportunity to purchase the coal assets following their acquisition. The restriction does not apply to the assets retained and business conducted by ARH at the closing of the IPO. Except as provided above, ARH and its controlled affiliates are prohibited from engaging in activities in which they compete directly with the Partnership. In addition, The Beacon Group, and the funds it manages, are prohibited from owning or engaging in businesses which compete with the Partnership. In addition to its non-competition provisions, this agreement contains provisions which indemnify the Partnership against liabilities associated with certain assets and businesses of ARH which were disposed of or liquidated prior to consummating the IPO.

OTHER RELATED TRANSACITONS

    J.P. Morgan Chase & Co. (Chase) is paying agent, co-administrative agent and a lender under our Credit Facility. In 2000, we made interest payments to Chase on outstanding borrowings and paid Chase customary fees for their other services. We expect that these relationships will continue in 2001. The Beacon Group is an affiliate of Chase. Messrs. MacWilliams and Miller are General Partners of the Beacon Group and Directors of the Managing GP.

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

(a)(3)   Index of Exhibits.

         3.1 Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to
                  Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         3.2 Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         3.3 Certificate of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.6 of the Registrant's Registration Statement on Form S-1 filed with the Commission on May 20, 1999).

         3.4 Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit
                  3.8 of the Registrant's Statement on Form S-1/A filed with the Commission on July 20, 1999).

         4.1 Form of Common Unit Certificate (Included as Exhibit A to the Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.)

         10.1 Credit Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC, The Chase Manhattan Bank (as paying agent), Deutsche Bank AG, New York Branch (as documentation agent), Citicorp USA, Inc. and The Chase Manhattan Bank (as co-administrative agents) and the lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report 10-K for the year ended December 31, 1999).

         10.2 Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1999).

         10.3 Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         10.4 Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1999).

         10.5 Alliance Resource Management GP, LLC 2000 Long-Term Incentive Plan (as amended). (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         10.6 Alliance Resource Management GP, LLC Short-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         10.7 Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation. (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

         10.8 Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

         10.9 Interim Coal Supply Agreement effective May 1, 2000, between Alliance Coal, LLC and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

         10.10 Contract for Purchase and Sale of Coal, dated January 31, 1995, between Tennessee Valley Authority and Webster County Coal Corporation. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

         10.11 Assignment/Transfer Agreement between Andalex Resources, Inc., Hopkins County Coal LLC, Webster County Coal Corporation and Tennessee Valley Authority, dated January 23, 1998, with Exhibit A - Contract for Purchase and Sale of Coal between Tennessee Valley Authority and Andalex Resources, Inc., dated January 31, 1995. (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

         10.12 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and Webster County Coal Corporation. (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

         10.13 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and White County Coal Corporation. (Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

         10.14 Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power Company and Mettiki Coal Corporation. (Incorporated by reference to Exhibit 10. (t) to MAPCO Inc.'s Annual Report on Form 10-K, filed April 1, 1996, File No. 1-5254).

        *10.15 Coal Sales Agreement, dated October 3, 1998, between Pontiki Coal Corporation and A.E.I. Coal Sales, Inc. (Portions of this agreement have been omitted based on a request for confidential treatment. Those omitted portions have been filed with the Securities and Exchange Commission).

        *10.16 Amendment No. 1 to Coal Sales Agreement dated February 28, 2001, between Pontiki Coal, LLC and AEI Coal Sales Company, Inc. (Portions of this agreement have been omitted based upon a request for confidential treatment. Those omitted portions have been field with the Securities and Exchange Commission).

        *10.17 Amended and Restated Put and Call Option Agreement dated February 12, 2001 between ARH Warrior Holdings, Inc. and Alliance Resource Partners, L.P.

        *10.18    Consulting Agreement for Mr. Sachse dated January 1, 2001.

         10.19 Form of Employment Agreement for Messrs. Craft, Pearson, Greenwood, Wesley and Rathburn. (Incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on August 9, 1999).

        *21.1     List of Subsidiaries

          * Filed here within

(b)       Reports on Form 8-K:

          None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 14, 2001.

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


       SIGNATURE                                              TITLE                                     DATE
       ---------                                              -----                                     ----
/s/ Joseph W. Craft III                            President, Chief Executive                      March 14, 2001
---------------------------                        Officer and Director
Joseph W. Craft III                                (Principal Executive Officer)

/s/ Michael L. Greenwood                           Senior Vice President,                          March 14, 2001
---------------------------                        Chief Financial Officer
Michael L. Greenwood                               and Treasurer
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)

/s/ John J. MacWilliams                            Director                                        March 14, 2001
---------------------------
John J. MacWilliams

/s/ Preston R. Miller, Jr.                         Director                                        March 14, 2001
---------------------------
Preston R. Miller, Jr.

/s/ John P. Neafsey                                Director                                        March 14, 2001
---------------------------
John P. Neafsey

/s/ John H. Robinson                               Director                                        March 14, 2001
---------------------------
John H. Robinson

/s/ Robert G. Sachse                               Executive Vice President and                    March 14, 2001
---------------------------                        Director
Robert G. Sachse

/s/ Paul R. Tregurtha                              Director                                        March 14, 2001
---------------------------
Paul R. Tregurtha

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER                            DESCRIPTION
  ------                            -----------

         3.1    Amended and Restated Agreement of Limited Partnership of
                Alliance Resource Partners, L.P. (Incorporated by reference to
                Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         3.2    Amended and Restated Agreement of Limited Partnership of
                Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

         3.3    Certificate of Limited Partnership of Alliance Resource
                Partners, L.P. (Incorporated by reference to Exhibit 3.6 of the Registrant's Registration Statement on Form S-1 filed with the
                Commission on May 20, 1999).

         3.4    Certificate of Limited Partnership of Alliance Resource
                Operating Partners, L.P. (Incorporated by reference to Exhibit
                3.8 of the Registrant's Statement on Form S-1/A filed with the Commission on July 20, 1999).

         4.1    Form of Common Unit Certificate (Included as Exhibit A to the
                Amended and Restated Agreement of Limited Partnership of
                Alliance Resource Partners, L.P.).

        10.1    Credit Agreement, dated as of August 16, 1999, among Alliance
                Resource GP, LLC, The Chase Manhattan Bank (as paying agent),
                Deutsche Bank AG, New York Branch (as documentation agent),
                Citicorp USA, Inc. and The Chase Manhattan Bank (as co-administrative agents) and the lenders named therein.
                (Incorporated by reference to Exhibit 10.1 of the Registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1999).

        10.2    Note Purchase Agreement, dated as of August 16, 1999, among
                Alliance Resource GP, LLC and the purchasers named therein.
                (Incorporated by reference to Exhibit 10.2 of the Registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1999).

        10.3 Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource
                Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource
                Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

        10.4    Omnibus Agreement, dated August 16, 1999, among Alliance
                Resource Holdings, Inc., Alliance Resource Management GP, LLC,
                Alliance Resource GP, LLC and Alliance Resource Partners, L.P.
                (Incorporated by reference to Exhibit 10.4 of the Registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1999).

        10.5    Alliance Resource Management GP, LLC 2000 Long-Term Incentive
                Plan (as amended). (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

        10.6    Alliance Resource Management GP, LLC Short-Term Incentive Plan.
                (Incorporated by reference to Exhibit 10.12 of the Registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1999).

        10.7    Restated and Amended Coal Supply Agreement, dated February 1,
                1986, among Seminole Electric Cooperative, Inc., Webster County
                Coal Corporation and White County Coal Corporation.
                (Incorporated by reference to Exhibit 10.9 of the Registrant's
                Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

        10.8    Amendment No. 1 to the Restated and Amended Coal Supply
                Agreement effective April 1, 1996 between MAPCO Coal Inc.,
                Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

        10.9    Interim Coal Supply Agreement effective May 1, 2000 between
                Alliance Coal, LLC and Seminole Electric Cooperative, Inc.
                (Incorporated by reference to Exhibit 10.15 of the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2000).

        10.10 Contract for Purchase and Sale of Coal, dated January 31, 1995, between Tennessee Valley Authority and Webster County Coal
                Corporation. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1/A filed with the
                Commission on July 20, 1999).

        10.11   Assignment/Transfer Agreement between Andalex Resources, Inc.,
                Hopkins County Coal LLC, Webster County Coal Corporation and
                Tennessee Valley Authority, dated January 23, 1998, with Exhibit
                A - Contract for Purchase and Sale of Coal between Tennessee
                Valley Authority and Andalex Resources, Inc., dated January 31,
                1995. (Incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A filed with the Commission on July 20, 1999).

        10.12 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and Webster County Coal
                Corporation. (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1/A filed with the
                Commission on July 20, 1999).

        10.13 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and White County Coal
                Corporation. (Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1/A filed with the
                Commission on July 20, 1999).

        10.14 Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power
                Company and Mettiki Coal Corporation. (Incorporated by reference to Exhibit 10. (t) to MAPCO Inc.'s Annual Report on Form 10-K, filed April 1, 1996, File No. 1-5254).

       *10.15   Coal Sales Agreement, dated October 3, 1998, between Pontiki
                Coal Corporation and A.E.I. Coal Sales, Inc. (Portions of this agreement have been omitted based on a request for confidential treatment. Those omitted portions have been filed with the Securities and Exchange Commission).

       *10.16 Amendment No. 1 to Coal Sales Agreement dated February 28, 2001, between Pontiki Coal, LLC and AEI Coal Sales Company, Inc.
                (Portions of this agreement have been omitted based on a request for confidential treatment. Those omitted portions have been filed with the Securities and Exchange Commission).

       *10.17   Amended and Restated Put and Call Option Agreement dated
                February 12, 2001 between ARH Warrior Holdings, Inc. and
                Alliance Resource Partners, L.P.

        *10.18  Consulting Agreement for Mr. Sachse dated January 1, 2001.

         10.19  Form of Employment Agreement for Messrs. Craft, Pearson,
                Greenwood, Wesley and Rathburn. (Incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form
                S-1/A filed with the Commission on August 9, 1999).

        *21.1   List of Subsidiaries.


    *Filed here within