Form 10-Q
period 2001-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2001-05-10
CIK 1086600

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                   FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

                             ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 10, 2001, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.


================================================================================

                               TABLE OF CONTENTS

                                     PART I

                             FINANCIAL INFORMATION


                                                                                  Page
                                                                                  ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

         Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000                                                           1

         Consolidated Statements of Income for the three-months
         ended March 31, 2001 and 2000                                               2

         Condensed Consolidated Statements of Cash Flows for the
         three-months ended March 31, 2001 and 2000                                  3

         Notes to Consolidated Financial Statements                                  4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               5

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                           8

         FORWARD-LOOKING STATEMENTS                                                  9



                                    PART II

                               OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS                                                          10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                  10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                            10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                           10

ITEM 5.  OTHER INFORMATION                                                          10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                           10


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                    ASSETS


                                                         March 31,     March 31,
                                                           2001          2000
                                                        ----------     --------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $ 16,804      $  6,933
  Trade receivables                                        34,205        35,898
  Due from affiliates                                          41           208
  Marketable securities (at cost, which approximates
    fair value)                                            23,414        37,398
  Inventories                                              12,684        10,842
  Advance royalties                                         2,865         2,865
  Prepaid expenses and other assets                         1,101         1,168
                                                         --------      --------
       Total current assets                                91,114        95,312

PROPERTY, PLANT AND EQUIPMENT AT COST                     337,863       320,445
LESS ACCUMULATED DEPRECIATION, DEPLETION
  AND AMORTIZATION                                       (145,405)     (135,782)
                                                         --------      --------
                                                          192,458       184,663
OTHER ASSETS:
  Advance royalties                                         9,872        10,009
  Coal supply agreements, net                              15,263        16,324
  Other long-term assets                                    2,750         2,858
                                                         --------      --------
                                                         $311,457      $309,166
                                                         ========      ========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $ 29,548      $ 25,558
  Accrued taxes other than income taxes                     5,962         4,863
  Accrued payroll and related expenses                      9,332         6,975
  Accrued interest                                          1,662         5,439
  Workers' compensation and pneumoconiosis benefits         4,318         4,415
  Other current liabilities                                 6,577         5,710
  Current maturities, long-term debt                        7,500         3,750
                                                         --------      --------
       Total current liabilities                           64,899        56,710

LONG-TERM LIABILITIES:
  Long-term debt, excluding current maturities            222,500       226,250
  Accrued pneumoconiosis benefits                          21,660        21,651
  Workers' compensation                                    17,405        16,748
  Reclamation and mine closing                             15,119        14,940
  Due to affiliates                                         1,745         1,278
  Other liabilities                                         3,137         3,376
                                                         --------      --------
       Total liabilities                                  346,465       340,953

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
  Common Unitholders 8,982,780 units outstanding          147,801       149,642
  Subordinated Unitholder 6,422,531 units outstanding     115,478       116,794
  General Partners                                       (298,287)     (298,223)
                                                         --------      --------
       Total Partners' capital (deficit)                  (35,008)      (31,787)
                                                         --------      --------
                                                         $311,457      $309,166
                                                         ========      ========

                See notes to consolidated financial statements.

               ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except unit and per unit data)
                                  (Unaudited)


                                                                            Three Months Ended March 31,
                                                                         ----------------------------------
                                                                              2001                  2000
                                                                         -----------            -----------
SALES AND OPERATING REVENUES:

  Coal sales                                                             $   100,816             $   86,041
  Transportation revenues                                                      3,912                  2,947
  Other sales and operating revenues                                           2,024                    432
                                                                         -----------             ----------
    Total revenues                                                           106,752                 89,420
                                                                         -----------             ----------
EXPENSES:

  Operating expenses                                                          73,132                 64,093
  Transportation expenses                                                      3,912                  2,947
  Outside purchases                                                            4,865                  2,961
  General and administrative                                                   4,923                  3,587
  Depreciation, depletion and amortization                                    11,260                  9,641
  Interest expense (net of interest income and interest capitalized for the three months ended March 31, 2001 and 2000 of
    $632 and $706, respectively)                                               4,262                  4,058
                                                                         -----------            -----------
      Total operating expenses                                               102,354                 87,287


INCOME FROM OPERATIONS                                                         4,398                  2,133

OTHER INCOME                                                                     241                    233
                                                                         -----------            -----------
NET INCOME                                                               $     4,639            $     2,366
                                                                         ===========            ===========

GENERAL PARTNERS' INTEREST IN  NET INCOME                                $        93            $        47
                                                                         ===========            ===========
LIMITED PARTNERS' INTEREST IN NET INCOME                                 $     4,546            $     2,319
                                                                         ===========            ===========

BASIC NET INCOME PER LIMITED PARTNER UNIT                                $      0.30            $      0.15
                                                                         ===========            ===========

DILUTED NET INCOME PER LIMITED PARTNER UNIT                              $      0.29            $      0.15
                                                                         ===========            ===========
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC                        15,405,311             15,405,311
                                                                         ===========            ===========

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED                      15,680,594             15,550,489
                                                                         ===========            ===========



                See notes to consolidated financial statements.

               ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                          Three Months Ended March 31,
                                                                         ------------------------------
                                                                            2001              2000
                                                                          --------          --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                               $ 21,741          $  8,114

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                (17,994)           (5,235)
  Proceeds from sale of property, plant and equipment                           --                14
  Purchase of marketable securities                                         (5,195)          (18,489)
  Proceeds from the maturity of marketable securities                       19,179            25,056
                                                                          --------          --------
     Net cash provided by (used in) investing activities                    (4,010)            1,346
                                                                          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to Partners                                                  (7,860)           (7,860)
                                                                          --------          --------
     Net cash used in financing activities                                  (7,860)           (7,860)
                                                                          --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      9,871             1,600

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             6,933             8,000
                                                                          --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 16,804          $  9,600
                                                                          ========          ========
CASH PAID FOR:
  Interest                                                                $  8,465             8,452
                                                                          ========          ========


                See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND PRESENTATION

     Alliance Resource Partners, L.P., a Delaware limited partnership (the "Partnership"), was formed on May 17, 1999, to acquire, own and operate certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH") (formerly known as Alliance Coal Corporation), consisting of substantially all of ARH's operating subsidiaries, but excluding ARH.

     The accompanying consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. All material intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the 2000 consolidated statements to conform with classifications used in 2001.

     These consolidated financial statements and notes thereto for interim periods are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

     These consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated and combined financial statements and notes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   CONTINGENCIES

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

3.   WORKERS' COMPENSATION AND PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS

     During the quarter ended March 31, 2001, the Partnership reduced the discount rate used to estimate the present value of the accrued workers' compensation liabilities, including black lung benefits from 6.0% to 5.5%. Additionally, during this quarter, the Partnership reduced its preliminary estimate of black lung benefits attributable to the revised federal regulations that would have altered the claims process for federal black lung benefit recipients since the Bush Administration halted the implementation of these regulations pending further evaluation. The effect of these separate events on the accrued workers' compensation liabilities, including black lung benefits was not material.

4.   SUBSEQUENT EVENT

     On April 26, 2001, the Partnership declared a minimum quarterly distribution for the period from January 1, 2001 to March 31, 2001, of $0.50 per unit, totaling approximately $7,703,000, on all of its Common and Subordinated Units outstanding, payable on May 15, 2001 to all unitholders of record on May 4, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED OPERATING DATA

                                          Three Months Ended
                                     ----------------------------
                                     March 31,           March 31,
                                      2001                 2000
                                     --------            --------
Tons sold (000s)                      4,302                3,725
Tons produced (000s)                  4,240                3,888
Revenues per ton sold (1)            $23.91               $23.21
Cost per ton sold (2)                $19.27               $18.96


(1) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(2) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Coal sales. Coal sales for the three months ended March 31, 2001 (the "2001 Quarter") increased 17.2% to $100.8 million from $86.0 million for the three months ended March 31, 2000 (the "2000 Quarter"). The increase of $14.8 million was primarily attributable to higher sales prices and utility demand as well as additional revenues from the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter. Tons sold increased 15.5% to
4.3 million for the 2001 Quarter from 3.7 million for the 2000 Quarter. Tons produced increased 9.1% to 4.2 million tons for the 2001 Quarter from
3.9 million for the 2000 Quarter.

     Transportation revenues. Transportation revenues increased to $3.9 million for the 2001 Quarter from $2.9 million for the 2000 Quarter. The increase of $1.0 million was primarily attributable to increased tons sold. The Partnership reflects reimbursement of the cost of transporting coal to customers through third party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No profit margin is realized on transportation revenues.

     Other sales and operating revenues. Other sales and operating revenues increased to $2.0 million for the 2001 Quarter from $0.4 million for the 2000 Quarter. The increase of $1.6 million results from the introduction of a third party coal synfuel production facility at the Partnership's Hopkins County Coal mining complex. Hopkins County Coal receives various fees for operating the third party's coal synfuel facility and providing other services. The synfuel shipments continue in 2001 on a month-to-month basis, currently contemplated through mid-2001. The continuation of the operating revenues associated with the coal synfuel production facility can not be assured.

     Operating expenses. Operating expenses increased 14.1% to $73.1 million for the 2001 Quarter from $64.1 million for the 2000 Quarter. The increase of $9.0 million primarily results from increased sales volumes and the addition of operating expenses from the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter.

     Transportation expenses. See "Transportation revenues" above concerning the increase in transportation expenses.

     Outside purchases. Outside purchases increased 64.3% to $4.9 million for the 2001 Quarter compared to $3.0 million for the 2000 Quarter. The increase of $1.9 million was primarily the result of outside purchases to fulfill new contract commitments at Hopkins County Coal, which had previously suspended production at one of its surface mines. The idled surface operation will be brought back on-line during the second quarter of 2001 after having its production suspended for almost one year.

     General and administrative. General and administrative expenses increased 37.2% to $4.9 million for the 2001 Quarter compared to $3.6 million for the 2000 Quarter. The increase of $1.3 million was primarily attributable to accruals related to the Short-Term Incentive Plan, which are based upon financial performance, along with additional restricted units granted under the Long-Term Incentive Plan, which is impacted by the increased value of common units.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 16.8% to $11.3 million for the 2001 Quarter compared to $9.6 million for the 2000 Quarter. The increase of $1.7 million was primarily the result of the additional depreciation expense associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter.

     Interest expense. Interest expense was comparable for the 2001 and 2000 Quarters at $4.2 million and $4.1 million, respectively.

     EBITDA (income from operations before net interest expense, depreciation, depletion and amortization) increased 25.5% to $20.2 million for the 2001 Quarter compared with $16.1 million for the 2000 Quarter. The $4.1 million increase is primarily attributable to higher sales prices and utility demand as well as the addition of the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter.

     EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make minimum quarterly distributions. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Cash provided by operating activities was $21.7 million for the 2001 Quarter compared to $8.1 million in the 2000 Quarter. The increase in cash provided by operating activities was principally attributable to an increase in net income for the 2001 Quarter compared to the 2000 Quarter and a comparative decrease in working capital.

     Net cash used in investing activities was $4.0 million for the 2001 Quarter compared to net cash provided by investing activities of $1.3 million in the 2000 Quarter. The increase is principally attributable to capital expenditures related to both the completion of the new Gibson County Coal mining complex that commenced production in late 2000 and the extension of our existing White County Coal mining complex into adjacent coal reserves.

     Net cash used in financing activities were comparable for the 2001 and 2000 Quarters at $7.9 million.

Capital Expenditures

     Capital expenditures increased to $18.0 million in the 2001 Quarter compared to $5.2 million in the 2000 Quarter. See "Cash Flows" above concerning the increase in capital expenditures.

Notes Offering and Credit Facility

     Concurrently with the closing of the Partnership's initial public offering, Alliance Resource GP, LLC (the "Special GP"), the Partnership's special general partner, issued and the Intermediate Partnership assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership") assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at March 31, 2001. The weighted average interest rate on the term loan facility at March 31, 2001, was 6.31%. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. In addition, the credit facility is further secured by a pledge of treasury securities, which, upon written notice, are released for purposes of financing qualifying capital expenditures of the Intermediate Partnership or its subsidiaries. The senior notes and credit facility contain various restrictive and affirmative covenants, including limitations on the amount of distributions by the Intermediate Partnership and the incurrence of other debt.

Recent Accounting Pronouncements

     On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. It required that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The Partnership currently has no identified derivative instruments or hedging activities. Accordingly, this standard had no material effect on the Partnership's consolidated financial statements upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Almost all of the Partnership's transactions are denominated in U.S. dollars, and as a result, does not have material exposure to currency exchange-rate risks.

     The Partnership does not, engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

     The Intermediate Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and, as a result, the Partnership has interest rate exposure.

     As of March 31, 2001, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

                           FORWARD-LOOKING STATEMENTS

     Alliance Resource Partners, L.P. is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Partnership. With the exception of historical matters, any matters discussed are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. These risks, uncertainties and contingencies include, but are not limited to, the following:

       o competition in coal markets and the Partnership's ability to respond to such competition;

       o fluctuation in coal prices, which could adversely affect the Partnership's operating results and cash flows;

       o deregulation of the electric utility industry and or the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions.

       o dependence on significant customer contracts, including renewing customer contracts upon expiration;

       o  customer cancellations of, or breaches to, existing contracts;

       o  customer delays or defaults in making payments;

       o fluctuations in coal demand, price and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations and other factors;

       o  greater than expected environmental regulation, costs and liabilities;

       o a variety of operational, geologic, permitting, labor and weather-related factors;

       o  risk of major mine-related accidents or interruptions; and

       o  results of litigation.

     Additional information concerning these and other factors can be found in the Partnership's press releases and public periodic filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-K filed on March 26, 2001. Except as required by applicable securities laws, the Partnership does not intend to update its forward-looking statements.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information under "Contingencies" in Note 2 of the Notes to Unaudited Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         None

   (b)   Reports on Form 8-K:

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 10, 2001.


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