Form 10-Q
period 2001-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2001-08-09
CIK 1086600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------


                                    FORM 10-Q


             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              ?TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____________TO_____________

                          COMMISSION FILE NO.: 0-26823


                        ALLIANCE RESOURCE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    73-1564280
    (STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


           1717 SOUTH BOULDER AVENUE, SUITE 600, TULSA, OKLAHOMA 74119
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (918) 295-7600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                          -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 9, 2001, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION


                                                                                         Page
                                                                                         ----
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

            ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

            Consolidated Balance Sheets as of June 30, 2001 and
            December 31, 2000 ........................................................     1

            Consolidated Statements of Income for the three and six-months
            ended June 30, 2001 and 2000 .............................................     2

            Condensed Consolidated Statements of Cash Flows for the six-
            months ended June 30, 2001 and 2000 ......................................     3

            Notes to Consolidated Financial Statements ...............................     4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ...........................     5

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK ........................................................    10

            FORWARD-LOOKING STATEMENTS ...............................................    11

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS ........................................................    12

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS ................................    12

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES ..........................................    12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS .........................................................    12

ITEM 5.     OTHER INFORMATION ........................................................    12

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K .........................................    12


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                     ASSETS

                                                                               JUNE 30,     DECEMBER 31,
                                                                                 2001          2000
                                                                              ---------     ------------
CURRENT ASSETS:
   Cash and cash equivalents ...........................................      $   8,104       $   6,933
   Trade receivables ...................................................         39,020          35,898
   Due from affiliates .................................................            990             208
   Marketable securities (at cost, which approximates fair value) ......         23,694          37,398
   Inventories .........................................................         12,966          10,842
   Advance royalties ...................................................          2,865           2,865
   Prepaid expenses and other assets ...................................            873           1,168
                                                                              ---------       ---------
        Total current assets ...........................................         88,512          95,312

PROPERTY, PLANT AND EQUIPMENT AT COST ..................................        343,282         320,445
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION ..............       (151,568)       (135,782)
                                                                              ---------       ---------
                                                                                191,714         184,663

OTHER ASSETS:
   Advance royalties ...................................................         10,183          10,009
   Coal supply agreements, net .........................................         14,153          16,324
   Other long-term assets ..............................................          2,589           2,858
                                                                              ---------       ---------
                                                                              $ 307,151       $ 309,166
                                                                              =========       =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................................................      $  29,882       $  25,558
   Accrued taxes other than income taxes ...............................          6,399           4,863
   Accrued payroll and related expenses ................................          7,753           6,975
   Accrued interest ....................................................          5,402           5,439
   Workers' compensation and pneumoconiosis benefits ...................          4,335           4,415
   Other current liabilities ...........................................          6,327           5,710
      Current maturities, long-term debt ...............................         11,250           3,750
                                                                              ---------       ---------
        Total current liabilities ......................................         71,348          56,710

LONG-TERM LIABILITIES:

   Long-term debt, excluding current maturities ........................        218,750         226,250
   Accrued pneumoconiosis benefits .....................................         13,962          21,651
   Workers' compensation ...............................................         17,450          16,748
   Reclamation and mine closing ........................................         15,355          14,940
   Due to affiliates ...................................................          2,215           1,278
   Other liabilities ...................................................          3,062           3,376
                                                                              ---------       ---------
        Total liabilities ..............................................        342,142         340,953

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding ......................        147,810         149,642
   Subordinated Unitholder 6,422,531 units outstanding .................        115,486         116,794
   General Partners ....................................................       (298,287)       (298,223)
                                                                              ---------       ---------
        Total Partners' capital (deficit) ..............................        (34,991)        (31,787)
                                                                              ---------       ---------
                                                                              $ 307,151       $ 309,166
                                                                              =========       =========

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                   JUNE 30,                       JUNE 30,
                                                                         ---------------------------    ---------------------------
                                                                             2001            2000           2001            2000
                                                                         -----------     -----------    -----------     -----------
SALES AND OPERATING REVENUES:
    Coal sales ........................................................  $   104,012     $    82,698    $   204,828     $   168,739
    Transportation revenues ...........................................        5,301           3,787          9,213           6,734
    Other sales and operating revenues ................................        1,409             167          3,433             599
                                                                         -----------     -----------    -----------     -----------
              Total revenues ..........................................      110,722          86,652        217,474         176,072
                                                                         -----------     -----------    -----------     -----------

EXPENSES:
    Operating expenses ................................................       77,699          59,436        150,831         123,529
    Transportation expenses ...........................................        5,301           3,787          9,213           6,734
    Outside purchases .................................................        8,360           4,332         13,225           7,293
    General and administrative ........................................        4,023           3,625          8,946           7,212
      Depreciation, depletion and amortization ........................       11,095           9,560         22,355          19,201
      Interest expense (net of interest income and interest capitalized for the three months and six months ended June 30, 2001 and
           2000 of $536, $656, $1,168 and $1,362, respectively) .......        4,221           4,204          8,483           8,262
      Unusual item ....................................................       (7,691)             --         (7,691)             --
                                                                         -----------     -----------    -----------     -----------
                Total operating expenses ..............................      103,008          84,944        205,362         172,231
                                                                         -----------     -----------    -----------     -----------
INCOME FROM OPERATIONS ................................................        7,714           1,708         12,112           3,841
OTHER INCOME ..........................................................          163             390            404             623
                                                                         -----------     -----------    -----------     -----------
NET INCOME ............................................................  $     7,877     $     2,098    $    12,516     $     4,464
                                                                         ===========     ===========    ===========     ===========
GENERAL PARTNERS' INTEREST IN
     NET INCOME .......................................................  $       158     $        42    $       250     $        89
                                                                         ===========     ===========    ===========     ===========
LIMITED PARTNERS' INTEREST IN
     NET INCOME .......................................................  $     7,719     $     2,056    $    12,266     $     4,375
                                                                         ===========     ===========    ===========     ===========
BASIC NET INCOME PER LIMITED
     PARTNER UNIT .....................................................  $      0.50     $      0.13    $      0.80     $      0.28
                                                                         ===========     ===========    ===========     ===========
DILUTED NET INCOME PER LIMITED
     PARTNER UNIT .....................................................  $      0.49     $      0.13    $      0.78     $      0.28
                                                                         ===========     ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-BASIC ................................................   15,405,311      15,405,311     15,405,311      15,405,311
                                                                         ===========     ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-DILUTED ..............................................   15,681,411      15,550,845     15,680,817      15,550,845
                                                                         ===========     ===========    ===========     ===========

See notes to consolidated financial statements.

               ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         2001          2000
                                                                       --------       --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES .....................      $ 30,402       $ 16,982

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ...................       (27,236)       (14,233)
    Proceeds from sale of property, plant and equipment .........            21             73
    Purchase of marketable securities ...........................       (23,526)       (35,714)
      Proceeds from the maturity of marketable securities .......        37,230         41,804
                                                                       --------       --------
                Net cash used in investing activities ...........       (13,511)        (8,070)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distribution to Partners ....................................       (15,720)       (15,720)
                                                                       --------       --------
                Net cash used in financing activities ...........       (15,720)       (15,720)
                                                                       --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .........................         1,171         (6,808)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................         6,933          8,000
                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................      $  8,104       $  1,192
                                                                       --------       --------
CASH PAID FOR:
     Interest ...................................................      $  9,325       $  9,423
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

         The accompanying consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of June 30, 2001 and December 31, 2000, and the results of its operations for the three-month and six-month periods ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. All material intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the 2000 consolidated statements to conform with classifications used in 2001.

         These consolidated financial statements and notes thereto for interim periods are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

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

3.       PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS

       The Partnership revised its method of estimating coal workers' pneumoconiosis ("black lung") benefits liability during the quarter ended June 30, 2001. Previously, the Partnership accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefit payments. The revision results in the accrual of the black lung benefits liability using a service cost method as prescribed by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The Partnership believes that the SFAS 106 method of estimating the black lung liability is more widely used in practice by other coal companies and better matches black lung costs over the service lives of the miners who ultimately receive black lung benefits. The effect of this revision in estimating the black lung liability resulted in a reduction of this liability and a corresponding non-cash increase in net income of $7,691,000 or $0.50 and $0.49 per basic and dilutive limited partner unit. This amount is reported as an unusual item in the accompanying consolidated statements of income for the three-month and the six-month periods ended June 30, 2001.

4.       SUBSEQUENT EVENT

       On July 26, 2001, the Partnership declared a minimum quarterly distribution for the period from April 1, 2001 to June 30, 2001, of $0.50 per unit, totaling approximately $7,703,000, on all of its Common and Subordinated Units outstanding, payable on August 14, 2001 to all unitholders of record on August 3, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING DATA

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                                -----------------------           -----------------------
                                                 2001             2000            2001              2000
                                                ------           ------           ------           ------
 Tons sold (000s)                                4,278            3,500            8,580            7,225
 Tons produced (000s)                            3,828            3,168            8,068            7,056
 Revenues per ton sold (1)                      $24.64           $23.68           $24.27           $23.44
 Cost per ton sold (2)                          $21.06           $19.26           $20.16           $19.11

(1) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold. (2) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

       Coal sales. Coal sales for the three months ended June 30, 2001 (the "2001 Quarter") increased 25.8% to $104.0 million from $82.7 million for the three months ended June 30, 2000 (the "2000 Quarter"). The increase of $21.3 million was primarily attributable to higher sales prices and utility demand as well as additional revenues from the new Gibson County Coal, LLC mining complex, which was not in operation during the 2000 Quarter. Tons sold increased 22.2% to
4.3 million for the 2001 Quarter from 3.5 million for the 2000 Quarter. Tons produced increased 20.8% to 3.8 million tons for the 2001 Quarter from 3.2 million for the 2000 Quarter.

       Transportation revenues. Transportation revenues increased to $5.3 million for the 2001 Quarter from $3.8 million for the 2000 Quarter. The increase of $1.5 million was primarily attributable to increased tons sold. The Partnership reflects reimbursement of the cost of transporting coal to customers through third party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No profit margin is realized on transportation revenues.

       Other sales and operating revenues. Other sales and operating revenues increased to $1.4 million for the 2001 Quarter from $0.2 million for the 2000 Quarter. The increase of $1.2 million results from the introduction of a third party coal synfuel production facility at the Partnership's Hopkins County Coal, LLC mining complex. Hopkins County Coal receives various fees for operating the third party's coal synfuel facility and providing other services. The synfuel shipments will continue on a month-to-month basis through August 2001. While current negotiations are underway to continue synfuel arrangements beyond this date, continuation of the operating revenues associated with the coal synfuel production facility can not be assured.

       Operating expenses. Operating expenses increased 30.7% to $77.7 million for the 2001 Quarter from $59.4 million for the 2000 Quarter. The increase of $18.3 million primarily resulted from increased sales volumes and the addition of operating expenses associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter. Additionally, difficult mining conditions were encountered at several operations, which placed an undue burden on equipment scheduled for replacement, resulting in unanticipated equipment failures and higher maintenance costs.

       Transportation expenses. See "Transportation revenues" above concerning the increase in transportation expenses.

       Outside purchases. Outside purchases increased to $8.4 million for the 2001 Quarter compared to $4.3 million for the 2000 Quarter. The increase of $4.1 million primarily resulted from increased activity in the domestic coal brokerage market due to favorable spot price levels, which resulted in increased volumes at higher purchase prices.

       General and administrative. General and administrative expenses increased 11.0% to $4.0 million for the 2001 Quarter compared to $3.6 million for the 2000 Quarter. The increase of $0.4 million was primarily attributable to accruals related to the additional restricted units granted under the Long-Term Incentive Plan, such accrual is impacted by the increased value of the common units.

       Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 16.1% to $11.1 million for the 2001 Quarter compared to $9.6 million for the 2000 Quarter. The increase of $1.5 million resulted primarily from the of the additional depreciation expense associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter.

       Interest expense. Interest expense was comparable for the 2001 and 2000 Quarters at $4.2 million, respectively.

       Unusual item. The Partnership revised its method of estimating workers' pneumoconiosis ("black lung") benefits liability during the 2001 Quarter. The Partnership had previously accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefits payments. The revision results in the accrual of the black lung benefits liability using a service cost method as prescribed by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The Partnership believes the SFAS 106 method, among other things, is more widely used in practice by other coal companies. The effect of this revision resulted in a reduction of the black lung benefits liability and a corresponding increase in net income of $7.7 million. See "Part I, Item 1.
Financial Statements - Note 3. Pneumoconiosis ("Black Lung") Benefits."

       EBITDA (income from operations before net interest expense, depreciation, depletion and amortization) increased 46.2% to $23.2 million for the 2001 Quarter compared with $15.9 million for the

2000 Quarter. The $7.3 million increase is primarily attributable to the unusual item recorded during the 2001 Quarter. See "Unusual item" described above.

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

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

       Coal sales. Coal sales for the six months ended June 30, 2001 (the "2001 Period") increased 21.4% to $204.8 million from $168.7 million for the six months ended June 30, 2000 (the "2000 Period"). The increase of $36.1 million was primarily attributable to higher sales prices and utility demand as well as additional revenues from the new Gibson County Coal mining complex, which was not in operation during the 2000 Period. Tons sold increased 18.8% to 8.6 million for the 2001 Period from 7.2 million for the 2000 Period. Tons produced increased 14.3% to 8.1 million tons for the 2001 Period from 7.1 million for the 2000 Period.

       Transportation revenues. Transportation revenues increased to $9.2 million for the 2001 Period from $6.7 million for the 2000 Period. The increase of $2.5 million was primarily attributable to increased tons sold. The Partnership reflects reimbursement of the cost of transporting coal to customers through third party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No profit margin is realized on transportation revenues.

       Other sales and operating revenues. Other sales and operating revenues increased to $3.4 million for the 2001 Period from $0.6 million for the 2000 Period. The increase of $2.8 million resulted from the introduction of a third party coal synfuel production facility at the Partnership's Hopkins County Coal mining complex. Hopkins County Coal receives various fees for operating the third party's coal synfuel facility and providing other services. The synfuel shipments will continue on a month-to-month basis through August 2001. While current negotiations are underway to continue synfuel arrangements beyond this date, continuation of the operating revenues associated with the coal synfuel production facility can not be assured.

       Operating expenses. Operating expenses increased 22.1% to $150.8 million for the 2001 Period from $123.5 million for the 2000 Period. The increase of $27.3 million primarily resulted from increased sales volumes and the addition of operating expenses associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Period. Additionally, difficult mining conditions were encountered at several operations, which placed an undue burden on equipment scheduled for replacement, resulting in unanticipated equipment failures and higher maintenance costs.

       Transportation expenses. See "Transportation revenues" above concerning the increase in transportation expenses.

       Outside purchases. Outside purchases increased to $13.2 million for the 2001 Period compared to $7.3 million for the 2000 Period. The increase of $5.9 million primarily resulted from increased activity in the domestic coal brokerage market due to favorable spot price levels, which resulted in increased volumes at higher purchase prices.

       General and administrative. General and administrative expenses increased 24.0% to $8.9 million for the 2001 Period compared to $7.2 million for the 2000 Period. The increase of $1.7 million was primarily attributable to higher accruals related to the Short-Term Incentive Plan, combined with additional restricted units granted under the Long-Term Incentive Plan, such accrual is impacted by the increased value of the common units.

       Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 16.4% to $22.4 million for the 2001 Period compared to $19.2 million for the 2000 Period. The increase of $3.2 million primarily resulted from additional depreciation expense associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Period.

       Interest expense. Interest expense was comparable for the 2001 and 2000 Periods at $8.5 million and $8.3 million respectively.

       Unusual item. The Partnership revised its method of estimating workers' pneumoconiosis ("black lung") benefits liability during the 2001 Quarter. The Partnership had previously accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefits payments. The revision results in the accrual of the black lung benefits liability using a service cost method as prescribed by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The Partnership believes the SFAS 106 method, among other things, is more widely used in practice by other coal companies. The effect of this revision resulted in a reduction of the black lung benefits liability and a corresponding increase in net income of $7.7 million. See "Part I, Item 1.
Financial Statements - Note 3. Pneumoconiosis ("Black Lung") Benefits."

       EBITDA (income from operations before net interest expense, depreciation, depletion and amortization) increased 35.8% to $43.4 million for the 2001 Period compared with $31.9 million for the 2000 Period. The $11.4 million increase is primarily attributable to the unusual item recorded during the 2001 Period. See "Unusual item" described above. Additionally, the new Gibson County Coal mining complex, which was not in operation during the 2000 Period contributed to the increase in EBITDA.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash provided by operating activities was $30.4 million for the 2001 Period compared to $17.0 million in the 2000 Period. The increase in cash provided by operating activities was principally attributable to a decrease in working capital.

         Net cash used in investing activities was $13.5 million for the 2001 Period compared to net cash used in investing activities of $8.1 million in the 2000 Period. The increased use of cash is principally attributable to capital expenditures related to both the completion of the new Gibson County Coal mining complex that commenced production in late 2000 and the extension of our existing White County Coal, LLC mine into adjacent coal reserves.

         Net cash used in financing activities was comparable for the 2001 and 2000 Periods at $15.7 million.

Capital Expenditures

         Capital expenditures increased to $27.2 million in the 2001 Period compared to $14.2 million in the 2000 Period. See "Cash Flows" above concerning the increase in capital expenditures.

Notes Offering and Credit Facility

         Concurrently with the closing of the Partnership's initial public offering, Alliance Resource GP, LLC (the "Special GP"), the Partnership's special general partner, issued and Alliance Resource Operating Partners, L.P. ("Intermediate Partnership") assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and the Intermediate Partnership assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at June 30, 2001. The weighted average interest rate on the term loan facility at June 30, 2001, was 5.11%. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. In addition, the credit facility is further secured by a pledge of treasury securities, which, upon written notice, are released for purposes of financing qualifying capital expenditures of the Intermediate Partnership or its subsidiaries. The senior notes and credit facility contain various restrictive and affirmative covenants, including limitations on the amount of distributions by the Intermediate Partnership and the incurrence of other debt.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets". SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. This statement is effective January 1, 2002 for all goodwill and other intangible assets included in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The new standards are not expected to have a material impact on the Partnership's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Almost all of the Partnership's transactions are denominated in U. S. dollars, and as a result, it does not have material exposure to currency exchange-rate risks.

         The Partnership does not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

         The Intermediate Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and, as a result, the Intermediate Partnership has interest rate exposure.

         As of June 30, 2001, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

                           FORWARD-LOOKING STATEMENTS

      Alliance Resource Partners, L.P. is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Partnership. With the exception of historical matters, any matters discussed are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties that could cause actual results to differ materially from projected results. These risks, uncertainties and contingencies include, but are not limited to, the following:

o fluctuations in coal demand, price and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations and other factors;

o competition in coal markets and the Partnership's ability to respond to such competition;

o deregulation of the electric utility industry and or the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions;

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

o     risk of major mine-related accidents or interruptions; and

o     results of litigation.

      Additional information concerning these and other factors can be found in the Partnership's press releases and public periodic filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 26, 2001. Except as required by applicable securities laws, the Partnership does not intend to update its forward-looking statements.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         None

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 9, 2001.


                                       ALLIANCE RESOURCE PARTNERS, L. P.

                                       By: Alliance Resource Management GP, LLC
                                           its managing general partner


                                           /s/ Michael L. Greenwood
                                           -------------------------------------
                                           Michael L. Greenwood
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)