Form 10-Q
period 2001-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2001-11-13
CIK 1086600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 13, 2001, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)                                                    Page
                                                                                                      ----
                  ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated Balance Sheets as of September 30, 2001 and
                  December 31, 2000 ..............................................................       1

                  Consolidated Statements of Income for the three and nine-months
                  ended September 30, 2001 and 2000 ..............................................       2

                  Condensed Consolidated Statements of Cash Flows for the
                  nine-months ended September 30, 2001 and 2000 ..................................       3

                  Notes to Consolidated Financial Statements .....................................       4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..................................       6

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK ..............................................................      12

                  FORWARD-LOOKING STATEMENTS .....................................................      13

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS ..............................................................      14

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      14

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES ................................................      14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS ...............................................................      14

ITEM 5.           OTHER INFORMATION ..............................................................      14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K ...............................................      14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)


                                     ASSETS

                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             2001                 2000
                                                                             ----                 ----
                                                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ....................................          $  15,828           $   6,933
   Trade receivables ............................................             41,358              35,898
   Due from affiliates ..........................................                 --                 208
   Marketable securities (at cost, which approximates fair value)             10,013              37,398
   Inventories ..................................................             10,537              10,842
   Advance royalties ............................................              2,865               2,865
   Prepaid expenses and other assets ............................                269               1,168
                                                                           ---------           ---------
        Total current assets ....................................             80,870              95,312

PROPERTY, PLANT AND EQUIPMENT AT COST ...........................            355,833             320,445
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION .......           (160,893)           (135,782)
                                                                           ---------           ---------
                                                                             194,940             184,663
OTHER ASSETS:
   Advance royalties ............................................             12,203              10,009
   Coal supply agreements, net ..................................             13,092              16,324
   Other long-term assets .......................................              2,558               2,858
                                                                           ---------           ---------
                                                                           $ 303,663           $ 309,166
                                                                           =========           =========
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .............................................          $  29,830           $  25,558
   Due to affiliates ............................................                240                  --
   Accrued taxes other than income taxes ........................              5,421               4,863
   Accrued payroll and related expenses .........................              9,428               6,975
   Accrued interest .............................................              1,662               5,439
   Workers' compensation and pneumoconiosis benefits ............              4,343               4,415
   Other current liabilities ....................................              5,174               5,710
   Current maturities, long-term debt ...........................             15,000               3,750
                                                                           ---------           ---------
        Total current liabilities ...............................             71,098              56,710

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities .................            215,000             226,250
   Accrued pneumoconiosis benefits ..............................             14,233              21,651
   Workers' compensation ........................................             17,433              16,748
   Reclamation and mine closing .................................             15,418              14,940
   Due to affiliates ............................................              2,609               1,278
   Other liabilities ............................................              2,907               3,376
                                                                           ---------           ---------
        Total liabilities .......................................            338,698             340,953

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding ...............            147,784             149,642
   Subordinated Unitholder 6,422,531 units outstanding ..........            115,468             116,794
   General Partners .............................................           (298,287)           (298,223)
                                                                           ---------           ---------
        Total Partners' capital (deficit) .......................            (35,035)            (31,787)
                                                                           ---------           ---------
                                                                           $ 303,663           $ 309,166
                                                                           =========           =========

                See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                                         -------------                        -------------
                                                                    2001              2000               2001               2000
                                                                    ----              ----               ----               ----
SALES AND OPERATING REVENUES:
   Coal sales ............................................      $   111,733      $     92,433       $    316,561       $    261,172
   Transportation revenues ...............................            4,782             3,405             13,995             10,139
   Other sales and operating revenues ....................            1,379               621              4,812              1,220
                                                                -----------      ------------       ------------       ------------
             Total revenues ..............................          117,894            96,459            335,368            272,531
                                                                -----------      ------------       ------------       ------------
EXPENSES:
   Operating expenses ....................................           77,049            69,050            227,880            192,579
   Transportation expenses ...............................            4,782             3,405             13,995             10,139
   Outside purchases .....................................            8,825             4,567             22,050             11,860
   General and administrative ............................            4,279             3,610             13,225             10,822
   Depreciation, depletion and amortization ..............           11,016             9,624             33,371             28,825
   Interest expense (net of interest income and
     interest capitalized for the three months and
     nine months ended September 30, 2001 and 2000 of
     $324, $805, $1,492 and $2,168, respectively) ........            4,261             4,240             12,744             12,502
   Unusual items .........................................               --            (9,466)            (7,691)            (9,466)
                                                                -----------      ------------       ------------       ------------
                Total operating expenses .................          110,212            85,030            315,574            257,261
                                                                -----------      ------------       ------------       ------------

INCOME FROM OPERATIONS ...................................            7,682            11,429             19,794             15,270
OTHER INCOME .............................................              134               131                538                754
                                                                -----------      ------------       ------------       ------------

NET INCOME ...............................................      $     7,816      $     11,560       $     20,332       $     16,024
                                                                ===========      ============       ============       ============
GENERAL PARTNERS' INTEREST IN
     NET INCOME ..........................................      $       156      $        231       $        407       $        320
                                                                ===========      ============       ============       ============
LIMITED PARTNERS' INTEREST IN
     NET INCOME ..........................................      $     7,660      $     11,329       $     19,925       $     15,704
                                                                ===========      ============       ============       ============
BASIC NET INCOME PER LIMITED
     PARTNER UNIT ........................................      $      0.50      $       0.74       $       1.29       $       1.02
                                                                ===========      ============       ============       ============
DILUTED NET INCOME PER LIMITED
     PARTNER UNIT ........................................      $      0.49      $       0.73       $       1.27       $       1.01
                                                                ===========      ============       ============       ============
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-BASIC ...................................       15,405,311        15,405,311         15,405,311         15,405,311
                                                                ===========      ============       ============       ============
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-DILUTED .................................       15,678,013        15,552,017         15,676,639         15,550,827
                                                                ===========      ============       ============       ============

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                          -------------
                                                                     2001               2000
                                                                     ----               ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES .............          $ 45,489           $ 41,399

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ............           (40,499)           (27,194)
   Proceeds from sale of property, plant and equipment ..               100                 74
   Purchase of marketable securities ....................           (10,013)           (54,751)
   Proceeds from the maturity of marketable securities ..            37,398             60,271
                                                                   --------           --------
                Net cash used in investing activities ...           (13,014)           (21,600)
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to Partners .............................           (23,580)           (23,580)
                                                                   --------           --------
                Net cash used in financing activities ...           (23,580)           (23,580)
                                                                   --------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .................             8,895             (3,781)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........             6,933              8,000
                                                                   --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............          $ 15,828           $  4,219
                                                                   ========           ========
CASH PAID FOR:
     Interest ...........................................          $ 17,519           $ 18,029
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

         The accompanying consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of September 30, 2001 and December 31, 2000, and the results of its operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. All material intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the 2000 consolidated statements to conform with classifications used in 2001.

         These consolidated financial statements and notes thereto for interim periods are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

         These consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated and combined financial statements and notes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       COMMITMENTS AND CONTINGENCIES

General Litigation

       The Partnership is involved in various lawsuits, claims and regulatory proceedings, including those conducted by the Mine Safety and Health Administration, incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of such proceedings, when a loss is probable and the amount is reasonably determinable. During the 2000 Quarter, the Partnership also recorded an expense of $2,675,000 consisting of $675,000 relating to a settlement and $2,000,000 attributable to contingencies associated with other litigation matters, which is reflected in "Unusual items" in the accompanying consolidated and combined statements of income. In the opinion of management, the outcome of such matters to the extent not previously provided for or covered under insurance, will not have a material adverse effect on the Partnership's business, financial position or results of operations, although management cannot give any assurance to that effect.

Other

       During September 2001, the Partnership completed its annual property insurance renewal. Recent insurance carrier losses worldwide have created a tightening market reducing available capacity for underwriting property insurance. As a result, the Partnership and its affiliates retained a 12.5% participating interest along with its insurance carriers in the commercial property program. The aggregate maximum limit in the commercial property program is $75,000,000 per occurrence, of which, we are responsible for a maximum limit of $9,375,000 per occurrence of the amount covered by property insurance. While we do not have a significant history of material insurance claims, the ultimate amount of clams incurred, if any, are dependent on future developments. We cannot assure you that we will not experience significant insurance claims in the future, which, as a result of the Partnership's participation in the commercial property program, could have a material adverse effect on our business, financial condition and results of operations.

3.       UNUSUAL ITEMS

       The Unusual items for the nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                                 -------------
                                                             2001             2000
                                                             ----             ----
Pneumoconiosis ("black lung") benefits                     $(7,691)        $     --
Gain on settlement of transloading facility dispute             --          (12,141)
Litigation matters                                              --            2,675
                                                           -------         --------
                                                           $(7,691)        $ (9,466)
                                                           =======         ========

       During the quarter ended June 30, 2001, the Partnership revised its method of estimating coal workers' pneumoconiosis ("black lung") benefits liability. Previously, the Partnership accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefit payments. The revision results in the accrual of the black lung benefits liability using a service cost method as prescribed by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The Partnership believes that the SFAS 106 method of estimating the black lung liability is more widely used in practice by other coal companies and better matches black lung costs over the service lives of the miners who ultimately receive black lung benefits. The effect of this revision in estimating the black lung liability resulted in a reduction of this liability and a corresponding non-cash increase in net income of $7,691,000 or $0.50 and $0.49 per basic and dilutive limited partner unit for the nine months ended September 30, 2001.

       The Partnership was involved in litigation with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Mt. Vernon terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the three months ended September 30, 2000 ("2000 Quarter"), included both cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12,141,000, which is net of litigation expenses of approximately $881,000 and an impairment charge of $2,439,000 relating to the facility's assets. Additionally during the 2000 Quarter, the Partnership recorded an expense of $2,675,000, consisting of $675,000 relating to a settlement and $2,000,000 attributable to contingencies associated with other litigation matters.

4.       SUBSEQUENT EVENT

       On October 25, 2001, the Partnership declared a minimum quarterly distribution for the period from July 1, 2001 to September 30, 2001, of $0.50 per unit, totaling approximately $7,703,000, on all of its Common and Subordinated Units outstanding, payable on November 14, 2001 to all unitholders of record on November 2, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING DATA


                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                      -------------                 -------------
                                   2001          2000          2001              2000
                                   ----          ----          ----              ----
Tons sold (000s)                   4,335         4,051         12,915            11,276
Tons produced (000s)               3,905         3,249         11,973            10,305
Revenues per ton sold (1)        $ 26.09       $ 22.97       $  24.88          $  23.27
Cost per ton sold (2)            $ 20.80       $ 19.06       $  20.38          $  19.09

(1) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(2) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

       Coal sales. Coal sales for the three months ended September 30, 2001 (the "2001 Quarter") increased 20.9% to $111.7 million from $92.4 million for the three months ended September 30, 2000 (the "2000 Quarter"). The increase of $19.3 million was primarily attributable to higher sales prices and utility demand, as well as additional revenues from the new Gibson County Coal, LLC mining complex, which was not in operation during the 2000 Quarter, and increased activity in the domestic coal brokerage market due to favorable spot price levels. Tons sold increased 7.0% to 4.3 million for the 2001 Quarter from
4.1 million for the 2000 Quarter. Tons produced increased 20.2% to 3.9 million tons for the 2001 Quarter from 3.2 million for the 2000 Quarter.

       Transportation revenues. Transportation revenues increased to $4.8 million for the 2001 Quarter from $3.4 million for the 2000 Quarter. The increase of $1.4 million was primarily attributable to increased tons sold. The Partnership reflects reimbursement of the cost of transporting coal to customers through third party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No profit margin is realized on transportation revenues.

       Other sales and operating revenues. Other sales and operating revenues increased to $1.4 million for the 2001 Quarter from $0.6 million for the 2000 Quarter. The increase of $0.8 million resulted from increased activity at a third party coal synfuel production facility at the Partnership's Hopkins County Coal, LLC mining complex. Hopkins County Coal receives various fees for operating the third party's coal synfuel facility and providing other services. The synfuel shipments continue on a month-to-month basis. While current negotiations are underway to continue synfuel arrangements on a longer-term basis, continuation of the operating revenues associated with the coal synfuel production facility can not be assured.

       Operating expenses. Operating expenses increased 11.6% to $77.0 million for the 2001 Quarter from $69.1 million for the 2000 Quarter. The increase of $7.9 million primarily resulted from increased sales volumes and the addition of operating expenses associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter, and difficult mining conditions were encountered at certain operations, resulting in higher operating costs primarily offset by the receipt and recognition of an insurance claim settlement of approximately $2.8 million due to equipment losses and excess costs incurred at the Mettiki mine during the quarter ended March 31, 2000.

       Transportation expenses. See "Transportation revenues" above concerning the increase in transportation expenses.

       Outside purchases. Outside purchases increased to $8.8 million for the 2001 Quarter compared to $4.6 million for the 2000 Quarter. The increase of $4.2 million primarily resulted from increased activity in the domestic coal brokerage market due to improved profit margins on spot coal sales, which resulted in increased volumes at higher purchase prices. The higher brokerage volumes are largely attributable to short-term opportunities in the domestic coal brokerage markets, which are not expected to be material in the future.

       General and administrative. General and administrative expenses increased 18.5% to $4.3 million for the 2001 Quarter compared to $3.6 million for the 2000 Quarter. The increase of $0.7 million was primarily attributable to accruals related to the additional restricted units granted under the Long-Term Incentive Plan, which is impacted by the increased market value of the common units.

       Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 14.5% to $11.0 million for the 2001 Quarter compared to $9.6 million for the 2000 Quarter. The increase of $1.4 million resulted primarily from the additional depreciation expense associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter.

       Interest expense. Interest expense was comparable for the 2001 and 2000 Quarters at $4.3 and $4.2 million, respectively.

       Unusual Items. During the 2000 Quarter, the Partnership was involved in litigation with Seminole Electric Cooperative, Inc. ("Seminole") with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Mt. Vernon terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the 2000 Quarter, included both cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12.2 million, which is net of litigation expenses and impairment charges relating to certain Mt. Vernon transloading facility assets. Additionally, the Partnership recorded an expense of $2.7 million related to other litigation matters. The net effect of these unusual items was $9.5 million.

       EBITDA (income from operations before net interest expense, depreciation, depletion and amortization) decreased 9.2% to $23.1 million for the 2001 Quarter compared with $25.4 million for the 2000 Quarter. The $2.3 million decrease is attributable to the unusual items recorded during the 2000

Quarter, which was partially offset by higher sales prices and utility demand during the 2001 Quarter, increased activity in the domestic coal brokerage market due to favorable spot price levels, and receipt and recognition of an insurance claim settlement of $2.8 million. See "Unusual items" described above.

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

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

       Coal sales. Coal sales for the nine months ended September 30, 2001 (the "2001 Period") increased 21.2% to $316.6 million from $261.2 million for the nine months ended September 30, 2000 (the "2000 Period"). The increase of $55.4 million was primarily attributable to higher sales prices and utility demand as well as additional revenues from the new Gibson County Coal mining complex, which was not in operation during the 2000 Period, and increased activity in the domestic coal brokerage market due to favorable spot price levels. Tons sold increased 14.5% to 12.9 million for the 2001 Period from 11.3 million for the 2000 Period. Tons produced increased 16.2% to 12.0 million tons for the 2001 Period from 10.3 million for the 2000 Period.

       Transportation revenues. Transportation revenues increased to $14.0 million for the 2001 Period from $10.1 million for the 2000 Period. The increase of $3.9 million was primarily attributable to increased tons sold. The Partnership reflects reimbursement of the cost of transporting coal to customers through third party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No profit margin is realized on transportation revenues.

       Other sales and operating revenues. Other sales and operating revenues increased to $4.8 million for the 2001 Period from $1.2 million for the 2000 Period. The increase of $3.6 million results from increased activity at a third party coal synfuel production facility at the Partnership's Hopkins County Coal mining complex. Hopkins County Coal receives various fees for operating the third party's coal synfuel facility and providing other services. The synfuel shipments continue on a month-to-month basis. While current negotiations are underway to continue synfuel arrangements on a longer-term basis, continuation of the operating revenues associated with the coal synfuel production facility can not be assured.

       Operating expenses. Operating expenses increased 18.3% to $227.9 million for the 2001 Period from $192.6 million for the 2000 Period. The increase of $35.3 million primarily resulted from increased sales volumes and the addition of operating expenses associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Period, and difficult mining conditions were encountered at certain operations, which placed an undue burden on equipment scheduled for replacement, resulting in higher operating costs primarily offset by the receipt and recognition of an insurance claim settlement of approximately $2.8 million due to equipment losses and excess costs incurred at the Mettiki mine during the quarter ended March 31, 2000.

       Transportation expenses. See "Transportation revenues" above concerning the increase in transportation expenses.

       Outside purchases. Outside purchases increased to $22.1 million for the 2001 Period compared to $11.9 million for the 2000 Period. The increase of $10.2 million primarily resulted from increased activity in the domestic coal brokerage market due to improved profit margins on spot coal sales, which resulted in increased volumes at higher purchase prices. The higher brokerage volumes are largely attributable to short-term opportunities in the domestic coal brokerage markets, which are not expected to be material in the future.

       General and administrative. General and administrative expenses increased 22.2% to $13.2 million for the 2001 Period compared to $10.8 million for the 2000 Period. The increase of $2.4 million was primarily attributable to higher accruals related to the Short-Term Incentive Plan, combined with additional restricted units granted under the Long-Term Incentive Plan. The Long-Term Incentive Plan accrual is impacted by the increased market value of the common units.

       Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 15.8% to $33.4 million for the 2001 Period compared to $28.8 million for the 2000 Period. The increase of $4.6 million primarily resulted from additional depreciation expense associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Period.

       Interest expense. Interest expense was comparable for the 2001 and 2000 Periods at $12.7 million and $12.5 million respectively.

       Unusual items. During the 2001 Period, the Partnership revised its methodology for estimating workers' pneumoconiosis ("black lung") benefits liability. The Partnership had previously accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefits payments. The revision results in the accrual of the black lung benefits liability using a service cost method as prescribed by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The Partnership believes the SFAS 106 method, among other things, is more widely used in practice by other coal companies. The effect of this revision resulted in a reduction of the black lung benefits liability and a corresponding increase in net income of $7.7 million.

       During the 2000 Period, the Partnership was involved in litigation with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Mt. Vernon terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the 2000 Quarter, included both cash payments and amendments to an existing coal supply contract. During the 2000 Period, the Partnership recorded income of $12.2 million, which is net of litigation expenses and impairment charges relating to certain Mt. Vernon transloading facility assets. Additionally, the Partnership recorded an expense of $2.7 million related to other litigation matters. The net effect of these unusual items was $9.5 million.

       EBITDA (income from operations before net interest expense, depreciation, depletion and amortization) increased 15.9% to $66.4 million for the 2001 Period compared with $57.4 million for the 2000 Period. The $9.0 million increase is primarily attributable to higher sales prices and utility demand during the 2001 Period, the new Gibson County Coal mining complex, which was not in operation during the 2000 Period, and receipt and recognition of an insurance claim settlement of approximately $2.8 million.

       EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities, or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make minimum quarterly distributions. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash provided by operating activities was $45.5 million for the 2001 Period compared to $41.4 million in the 2000 Period. The increase in cash provided by operating activities was principally attributable to increased profitability and a decrease in working capital.

         Net cash used in investing activities was $13.0 million for the 2001 Period compared to net cash used in investing activities of $21.6 million in the 2000 Period. The decreased use of cash is principally attributable to the liquidation of marketable securities which was partially offset by increased capital expenditures related to the extension of our White County Coal, LLC mine into adjacent coal reserves and the addition of a new mining unit at our Webster County Coal, LLC mine.

         Net cash used in financing activities was comparable for the 2001 and 2000 Periods at $23.6 million.

Capital Expenditures

         Capital expenditures increased to $40.5 million in the 2001 Period compared to $27.2 million in the 2000 Period. See "Cash Flows" above concerning the increase in capital expenditures.

Notes Offering and Credit Facility

         Concurrently with the closing of the Partnership's initial public offering, Alliance Resource GP, LLC (the "Special GP"), the Partnership's special general partner, issued and Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership") assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and the Intermediate Partnership assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at September 30, 2001. The weighted average interest rate on the term loan facility at September 30, 2001, was 4.10%. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The senior notes and credit facility contain various restrictive and affirmative covenants, including limitations on the amount of distributions by the Intermediate Partnership and the incurrence of other debt.

         The Partnership has entered into agreements with three banks to provide letters of credit in an aggregate amount of $25.0 million. The letters of credit are guaranteed by the Special GP. At September 30, 2001, the Partnership had $10.0 million in letters of credit outstanding.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. This statement is effective January 1, 2002, for all goodwill and other intangible assets included in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS 141 and 142 are not expected to have a material impact on the Partnership's financial position or results of operations.

         During August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. Since the Partnership has previously adhered to accounting principles similar to SFAS No. 143 in accounting for its reclamation and mine closing costs, the Partnership does not believe that adoption of SFAS No. 143, effective January 1, 2003, will have a material impact on its financial position, results of operations or cash flows.

         During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to disposal of a segment of a business contained in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for which control is likely to be temporary. This statement is effective January 1, 2002, and is not expected to have a material impact on the Partnership's financial position or results of operations upon adoption.

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

         As of September 30, 2001, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

                           FORWARD-LOOKING STATEMENTS

      Alliance Resource Partners, L.P. is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Partnership. With the exception of historical matters, any matters discussed are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties that could cause actual results to differ materially from projected results. These risks, uncertainties and contingencies include, but are not limited to, the following:

- fluctuations in coal demand, price and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations and other factors;

- competition in coal markets and the Partnership's ability to respond to such competition;

- deregulation of the electric utility industry and or the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions;

- dependence on significant customer contracts, including renewing customer contracts upon expiration;

-        customer cancellations of, or breaches to, existing contracts;

-        customer delays or defaults in making payments;

-        greater than expected environmental regulation, costs and liabilities;

- a variety of operational, geologic, permitting, labor and weather-related factors;

-        risk of major mine-related accidents or interruptions; and

-        results of litigation.

- risks associated with our 12.5% participation in the commercial property program.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


    Exhibit No.                                                        Description
    -----------                                                        -----------
    10.20                --              Letter of Credit Facility Agreement dated as of June 29, 2001, between
                                         Alliance Resource Partners, L.P. and Bank of Oklahoma, National
                                         Association.

    10.21                --              Promissory Note Agreement dated as of July 31, 2001, between Alliance
                                         Resource Partners, L.P. and Bank of Oklahoma, N. A.

    10.22                --              Guarantee Agreement, dated as of July 31, 2001, between Alliance Resource
                                         GP, LLC and Bank of Oklahoma, N.A.

    10.23                --              Letter of Credit Facility Agreement dated as of August 30, 2001, between
                                         Alliance Resource Partners, L.P. and Fifth Third Bank.

    10.24                --              Guarantee Agreement, dated as of August 30, 2001, between Alliance Resource
                                         GP, LLC. and Firth Third Bank.


    10.25                --              Letter of Credit Facility Agreement dated as of October 2, 2001, between
                                         Alliance Resource Partners, L.P. and Bank of the Lakes, National
                                         Association

    10.26                --              Promissory Note Agreement dated as of October 2, 2001, between Alliance
                                         Resource Partners, L.P. and Bank of the Lakes, N.A.

    10.27                --              Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource
                                         GP, LLC and Bank of the Lakes, N.A.

    10.28                --              Guaranty Fee Agreement dated as of July 31, 2001, between Alliance Resource
                                         Partners, L.P. and Alliance Resource GP, LLC.

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 13, 2001.

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
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX


    Exhibit No.                                           Description
    -----------                                           -----------
    10.20                --              Letter of Credit Facility Agreement dated as of June 29, 2001, between
                                         Alliance Resource Partners, L.P. and Bank of Oklahoma, National
                                         Association.

    10.21                --              Promissory Note Agreement dated as of July 31, 2001, between Alliance
                                         Resource Partners, L.P. and Bank of Oklahoma, N. A.

    10.22                --              Guarantee Agreement, dated as of July 31, 2001, between Alliance Resource
                                         GP, LLC and Bank of Oklahoma, N.A.

    10.23                --              Letter of Credit Facility Agreement dated as of August 30, 2001, between
                                         Alliance Resource Partners, L.P. and Fifth Third Bank.

    10.24                --              Guarantee Agreement, dated as of August 30, 2001, between Alliance Resource
                                         GP, LLC and Fifth Third Bank, N.A.

    10.25                --              Letter of Credit Facility Agreement dated as of October 2, 2001, between
                                         Alliance Resource Partners, L.P. and Bank of the Lakes, National
                                         Association.

    10.26                --              Promissory Note Agreement dated as of October 2, 2001, between Alliance
                                         Resource Partners, L.P. and Bank of the Lakes, N.A.

    10.27                --              Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource
                                         GP, LLC and Bank of the Lakes, N.A.

    10.28                --              Guaranty Fee Agreement dated as of July 31, 2001, between Alliance Resource
                                         Partners, L.P. and Alliance Resource GP, LLC.