Form 10-K/A
period 2000-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2002-03-29
CIK 1086600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   FORM 10-K/A

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

                          COMMISSION FILE NO.: 0-26823

                                 _______________

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

                                _______________

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

        As of March 26, 2001, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.


        DOCUMENTS INCORPORATED BY REFERENCE: None


================================================================================

This Amendment No. 1 to our Annual Report on Form 10-K/A (Form 10-K/A) amends Item. 1 "Business", Item 2. "Properties", Item. 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item. 8 "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2000 (Original Form 10-K), as filed with the Securities and Exchange Commission (SEC) on March 27, 2001. Each of these Items is hereby amended by deleting the corresponding Item contained in the Original Form 10-K in its entirety and replacing it with the Item contained in this Form 10-K/A.



We are filing this Form 10-K/A in response to comments from the SEC. As requested by the SEC, we have revised the amount of proven and probable coal we had as of December 31, 2000 from 466.0 million tons to 412.2 million tons and provided additional information concerning (a) the determination of our coal reserves, (b) our long-term coal supply agreements, (c) our operations at individual mines, (d) our expenses related to the impairment of certain transloading facility assets, (e) our expenses associated with third party claims arising out of mining operations and (f) the put and call option agreement with our affiliate, Alliance Resource Holdings, Inc.



Other than as specified above, no information included in the Original Form 10-K has been amended by this Form 10-K/A. This Form 10-K/A continues to speak as of the date that the Original Form 10-K was filed with the SEC, and we have not updated the disclosure herein to reflect any information or events subsequent to the filing of the Original Form 10-K, except for issues related to a permit application in West Virginia discussed in Item 2. "Properties."

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


                                     PART I

ITEM 1. BUSINESS

GENERAL


        We are a diversified producer and marketer of coal to major United States utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the eighth largest coal producer in the eastern United States. At December 31, 2000, we had approximately 412.2 million tons of reserves in Illinois, Indiana, Kentucky, Maryland and West Virginia. In 2000, we produced 13.7 million tons of coal and sold 15.0 million tons of coal. The coal we produced in 2000 was 20.4% low-sulfur coal, 19.0% medium-sulfur coal and 60.6% high-sulfur coal. In 2000, approximately 96% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as "scrubbers," to remove sulfur dioxide. We classify low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2% and high-sulfur coal as coal with a sulfur content of greater than 2%.


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


OPERATING REGION AND MINES                                2000       1999       1998       1997       1996
                                                          ----       ----       ----       ----       ----
                                                                       (TONS IN MILLIONS)
Illinois Basin Operations:
     Dotiki, Pattiki, Hopkins County, Gibson County        8.4        8.5        7.9        5.2        4.3
East Kentucky Operations:
     Pontiki, MC Mining                                    2.7        2.8        2.5        2.8        2.0
Maryland Operations:
     Mettiki                                               2.6        2.8        3.0        2.9        2.7
                                                          ----       ----       ----       ----       ----
             Total                                        13.7       14.1       13.4       10.9        9.0
                                                          ====       ====       ====       ====       ====

        Illinois Basin Operations

        Our Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. We have approximately 835 employees in the Illinois Basin and currently operate four mining complexes.

        Webster County Coal, LLC. Webster County Coal operates the Dotiki mine, which is an underground mining complex, located near Providence, Kentucky in Webster and Hopkins Counties, Kentucky. The mine was opened in 1966, and we purchased the mine in 1971. Our Dotiki operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour.


        Production from the mine is shipped via the CSX railroad, the Paducah & Louisville railroad and by truck on U.S. and state highways. Our primary customers for coal produced at Dotiki are Seminole Electric Cooperative, Inc. (Seminole), Tennessee Valley Authority (TVA) and Western Kentucky Energy Corp.
(WKE), which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units. During 2000, Webster County Coal entered into a mineral lease and sublease with an affiliate of the Special GP. See "Item 13. Certain Relationships and Related Transactions."


        White County Coal, LLC. White County Coal operates the Pattiki mine, which is an underground mining complex, located near New Harmony, Indiana in White County, Illinois. We began construction of the mine in 1980 and have operated it since its inception. Our Pattiki operation utilizes continuous mining units employing room-and-pillar mining techniques. We are in the process of extending our Pattiki mine into adjacent coal reserves. This extension involves capital expenditures of approximately $30 million during the 2000-2003 period and allows the Pattiki mine to continue its existing productive capacity for the next 15 years. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour.

        Production from the mine is shipped via the CSX railroad. Our primary customers for coal produced at Pattiki are Seminole and TVA, which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units.

        Hopkins County Coal, LLC. Hopkins County Coal is a mining complex located near Madisonville, Kentucky in Hopkins County, Kentucky. The operation has three surface mines, two of which are currently idle, and one underground mine. Of the two idle mines, one was idled in May 2000 in response to reduced demand, primarily reflecting numerous unplanned outages by two large utility customers. This production capacity is anticipated to remain idled until market conditions warrant increased production. We acquired Hopkins County Coal in January 1998 and consistent with our acquisition plans purchased new mining equipment and completed extensive equipment rebuilds during 1998. The surface operations utilize dragline mining, and the underground operation utilizes a continuous mining unit employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour.

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


        Gibson County Coal, LLC. Gibson County Coal is an underground mining complex located near Princeton, Indiana in Gibson County, Indiana. In October 1999, we announced the award of engineering and construction contracts for the development of dual mine slopes and a mine shaft to support mining operations. Subsequent contracts were awarded by our Special GP for the construction of a coal preparation plant and handling facilities, providing us access to those facilities under a long-term operating lease agreement. The mine began production with a single mining unit in November 2000. The Gibson County mining complex will utilize multiple continuous mining units employing room-and-pillar mining techniques. The preparation plant is leased from the Special GP and has a throughput capacity of 700 tons of raw coal an hour.



        Production from Gibson County Coal is a low-sulfur coal, shipped via truck approximately 10 miles on U.S. and state highways to our primary customer, PSI Energy Inc., a subsidiary of Cinergy Corporation. In 1997, we acquired an additional 99.9 million tons of undeveloped recoverable reserves in Gibson County, which are not contiguous to the reserves currently being mined. We refer to these reserves as the Gibson County "South" reserves.


        East Kentucky Operations

        Our East Kentucky mining operations are located in the Central Appalachia coal fields. Our East Kentucky mines produce low-sulfur coal. We have approximately 360 employees and operate two mining complexes in East Kentucky.


        Pontiki Coal, LLC. Pontiki is an underground mining complex located near Inez, Kentucky in Martin County, Kentucky. We constructed the mine in 1977. Pontiki owns the mining complex and reserves and Excel Mining LLC, an affiliate of Pontiki, is responsible for conducting all mining operations. Substantially all of the coal produced at Pontiki meets or exceeds the compliance requirements of Phase II of the Clean Air Act Amendments. Our Pontiki operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 800 tons of raw coal an hour.



        Production from the mine is shipped via the Norfolk Southern railroad or by truck via a U.S. and state highways to various docks on the Big Sandy River in Kentucky. Our primary customers for coal produced at Pontiki are James River Cogeneration Company, the successor to Cogentrix of Virginia, Inc., and AEI Coal Sales Company, Inc. (AEI).



        MC Mining, LLC. MC Mining is an underground mining complex located near Pikeville, Kentucky in Pike County, Kentucky. MC Mining was acquired in 1989. Since we began operations in late 1996, MC Mining was operated by an unaffiliated contract mining company. However, during the fourth quarter 2000, the contract mining agreement was terminated and MC Mining entered into an intercompany support services agreement with Excel Mining. Selected employees of the contractor and other qualified individuals were hired by Excel Mining, which is responsible for conducting all mining operations. The operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 800 tons of raw coal an hour.



        Production from the mine is shipped via the CSX railroad or by truck via U.S. and state highways to various docks on the Big Sandy River. MC Mining sells its low-sulfur production primarily in the spot market.


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


        Mettiki Coal, LLC. Mettiki is an underground longwall mining complex located near Oakland, Maryland in Garrett County, Maryland. We constructed Mettiki in 1977 and have operated it since its inception. The operation utilizes a longwall miner for the majority of the coal extraction as well as continuous mining units used to prepare the mine for future longwall mining operation areas. The preparation plant has a throughput capacity of 1,350 tons of raw coal an hour.



        Our primary customer for coal produced at Mettiki is Virginia Electric and Power Company (VEPCO), which purchases the coal pursuant to a long-term contract for use in the generating units at its Mt. Storm, West Virginia power plant located less than 20 miles away. Our coal is trucked to Mt. Storm over a private haul road, which links to a state highway. Mettiki is also served by the CSX railroad. We also process coal at Mettiki for Anker Energy Corporation and one of its affiliates.



        Mettiki Coal (WV), LLC. Mettiki (WV) has approximately 15.8 million tons of undeveloped recoverable reserves in Grant and Tucker Counties, West Virginia adjacent to Mettiki in Garrett County, Maryland. We currently conduct no mining operations at Mettiki (WV).


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

COAL MARKETING AND SALES


        As is customary in the coal industry, we have entered into long-term contracts with many of our customers. These arrangements are mutually beneficial. Our utility customers secure a fuel supply for their power plants for years into the future. Our long-term contracts contribute to both our customers and our stability and profitability by providing greater predictability of sales volumes and sales prices. In 2000, approximately 85% of our sales tonnage, accounting for 86% of out total revenue, was sold under long-term contracts (contracts having a term of greater than one year) with maturities ranging from 2000 to 2012. Our total nominal commitment under significant long-term contracts was approximately 74.8 million tons at December 31, 2000 and is expected to be delivered as follows: 12.0 million tons in 2001,
8.8 million tons in 2002, 8.1 million tons in 2003 to 2005 and 29.7 million tons thereafter during the remaining terms of the relevant coal supply agreements. The total commitment of coal under contract is an approximate number because, in some instances, our contracts contain provisions that could cause the nominal total commitment to increase or decrease by as much as 20%. The contractual time commitments for customers to nominate future purchase volumes under these contracts are sufficient to allow us to balance our sales commitments with production capacity. In addition, the nominal total commitment can otherwise change because of price reopener provisions contained in certain of these long-term contracts. We believe our long-term contract position compares favorably to those of our competitors.


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


        Customers pay the transportation costs from the contractual F.O.B. point to the customer's plant. At our Gibson County and Mettiki mines, a contractor operates a truck delivery system that transports the coal from the mine to the primary customer's power plant.


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

        Clean Water Act (CWA). The federal CWA affects coal mining operations by imposing restrictions on effluent discharge into waters. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water. We are also subject to CWA Section 404, which imposes permitting and mitigation requirements associated with the dredging and filling of wetlands. The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands. We believe we have obtained all necessary wetlands permits required under Section
404. However, mitigation requirements under those existing, and possible future, wetlands permits may vary considerably. In addition, we are currently interpreting the effect of a January 9, 2001, U.S Supreme Court ruling concerning the definition of isolated wetlands. This issue should not cause any increase in post-mine reclamation accruals. In fact, this decision is expected to decrease the regulatory burden on mining operations that disturb intermittent streams and other isolated wetlands. For that reason, the setting of post-mine reclamation accruals for such mitigation projects is difficult to ascertain with certainty. We believe that we have obtained all permits required under the CWA as traditionally interpreted by the responsible agencies. Although more stringent permitting requirements may be imposed in the future, we are not able to accurately predict the impact, if any, of any such permitting requirements.

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


        While we cannot predict the ultimate outcome of the EPA's assessment, we believe the beneficial uses of coal combustion by-products (like the practice of placing this by-product in abandoned mine areas) that we employ do not constitute poor practices due to, among other things, the fact that our CWA discharge permits for treated acid mine drainage contain parameters for pollutants of concern, such as metals, and those permits require monitoring and reporting of effluent quality data. Small quantities of regulated hazardous wastes are generated at some of our facilities. However, we do not believe that the cost of complying with applicable regulations for those wastes will have a material impact.


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

ITEM 2. PROPERTIES

COAL RESERVES


        We must obtain permits from applicable state regulatory authorities before beginning to mine particular reserves. Applications for permits require extensive engineering and data analysis and presentation, and must address a variety of environmental, health, and safety matters associated with a proposed mining operation. These matters include the manner and sequencing of coal extraction, the storage, use and disposal of waste and other substances and other impacts on the environment, the construction of overburden fills and water containment areas, and reclamation of the area after coal extraction. We are required to post bonds to secure performance under our permits. As is typical in the coal industry, we strive to obtain mining permits within a time frame that allows us to mine reserves as planned on an uninterrupted basis. We begin preparing applications for permits for areas that we intend to mine sufficiently in advance of our planned mining activities to allow adequate time to complete the permitting process. Regulatory authorities have considerable discretion in the timing of permit issuance, and the public has rights to comment on and otherwise engage in the permitting process, including intervention in the courts. For the reserves set forth in the table below, we are not currently aware of matters which would significantly hinder our ability to obtain future mining permits on a timely basis.



        Our reported coal reserves are those that we believe can be economically and legally extracted or produced at the time of filing this Annual Report on Form 10-K/A. In determining whether our reserves meet this economical and legal standard, we take into account, among other things, our potential ability or inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices.



        As of December 31, 2000, we had approximately 412.2 million tons of coal reserves. All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves.



        The following table sets forth reserve information, as of December 31, 2000, about each of our mining complexes.



                                                   Heat          Proven and Probable Reserves
                                                  Content      --------------------------------               Reserve Assignment
                                   Mine           (Btus                 Pounds SO2 per MMbtu                 ----------------------
       Operations                  Type         per pound)     <1.2     1.2 - 2.5       >2.5       Total     Assigned    Unassigned
       ----------                  ----         ----------     ----     ---------     ---------    -----     --------    ----------
                                                                                        (tons in millions)
Illinois Basin Operations
  Dotiki                        Underground       12,500        --          --          92.1        92.1        92.1        --
  Pattiki                       Underground       11,700        --          --          53.6        53.6        53.6        --
  Hopkins County                Underground       11,300        --          --          22.1        22.1         2.1      20.0
      Coal                       / Surface                      --          --          12.7        12.7        12.7        --
  Gibson County                 Underground       11,600        --        37.4            --        37.4        37.4        --
     Coal (North)
  Gibson County                 Underground       11,600        --        55.0          44.9        99.9          --      99.9
     Coal (South)
                                                             -----       -----         -----       -----       -----     -----
           Region Total                                         --        92.4         225.4       317.8       197.9     119.9
                                                             -----       -----         -----       -----       -----     -----

East Kentucky Operations
  Pontiki/Excel                 Underground       12,800      17.8         1.9            --        19.7        19.7        --
  MC Mining/Excel               Underground       12,800      23.1          --            --        23.1        23.1        --
                                                             -----       -----         -----       -----       -----     -----
           Region Total                                       40.9         1.9            --        42.8        42.8        --
                                                             -----       -----         -----       -----       -----     -----

Maryland Operations
  Mettiki                       Underground       13,000        --        15.0          20.8        35.8        20.8      15.0
  Mettiki (WV)                  Underground       13,000        --          --          15.8        15.8        10.2       5.6
                                                             -----       -----         -----       -----       -----     -----
                                                                --        15.0          36.6        51.6        31.0      20.6
                                                             -----       -----         -----       -----       -----     -----

             Total                                            40.9       109.3         262.0       412.2       271.7     140.5
                                                             =====       =====         =====       =====       =====     =====

            % of Total                                         9.9%       26.5%         63.6%      100.0%       65.9%     34.1%
                                                             =====       =====         =====       =====       =====     =====



        Our reserve estimates are prepared from geological data assembled and analyzed by our staff of geologists and engineers. This data is obtained through our extensive, ongoing exploration drilling and in-mine channel sampling programs. Our drill spacing criteria adhere to standards as defined by the U.S. Geological Survey. The maximum acceptable distance from seam data points varies with the geologic nature of the coal seam being studied, but generally the standard for (a) proven reserves is that points of observation are no greater than 1/2 mile apart, and are projected to extend as a 1/4 mile wide belt around each point of measurement and (b) probable reserves is that the points of observation are between 1/2 and 1 1/2 miles apart and are projected to extend as a 1/2 mile wide belt that lies 1/4 mile from the points of measurement.



        Reserve estimates will change from time to time in reflection of mining activities, analysis and new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors. Weir International Mining Consultants performed an overview audit of all of our reserves as of March 31, 1999 in conjunction with our initial public offering.



        Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced and reflects estimated losses involved in producing a saleable product. All of our reserves are steam coal. The 40.9 million tons of reserves listed as <1.2 pounds of SO2 per MMbtu are compliance coal.



        Assigned reserves are those reserves that have been designated for mining by a specific operation.



        Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.



        BTU values are reported on an as shipped, fully washed, basis. Shipments that are either fully or partially raw will have a lower BTU value.



        A permit application related to the 15.8 million tons of reserves controlled by Mettiki (WV) has been submitted to the West Virginia Department of Environmental Protection ("West Virginia DEP"). The West Virginia DEP has not advised us concerning the status of the permit application. In regard to a difference permit application concerning other non-reserve coal deposits, on January 29, 2002, the West Virginia DEP denied such permit application related to 3.1 million tons of non-reserve coal deposits that are not contiguous to the
15.8 million tons of reserves. Consequently, the 3.1 million tons is classified as a non-reserve coal deposit and not included in our reported reserves. The permit denial has been appealed to the West Virginia Surface Mining Board.



        We control certain leases for coal deposits that are nearby, but not contiguous to our primary reserve bases. The tons controlled by these leases are classified as non-reserve coal deposits and are not included in our reported reserves. These non-reserve coal deposits are as follows: Dotiki - 2.6 million tons, Pattiki - 5.8 million tons, Gibson County North - 2.0 million tons, and Gibson County South - 4.3 million tons.


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


        In connection with our corporate reorganization and subsequent initial public offering, we obtained the consents of our lessors or determined that obtaining such consents was not required. Although we believe we have obtained all necessary consents, in the event that we have failed to obtain a necessary consent, our operations may be adversely impacted if we experience any disruption of our mining operations as a consequence.



        The following table sets forth production data about each of our mining complexes.

                                                  Tons Produced
                                         ---------------------------
         Operations                      2000         1999      1998       Transportation         Equipment
         ----------                      ----         ----      ----       --------------         ---------
                                             (tons in millions)
Illinois Basin Operations
  Dotiki                                  3.9         3.6       3.5      CSX; truck; barge             CM
  Pattiki                                 2.3         2.3       2.1      CSX; truck; barge             CM
  Hopkins County Coal                     2.1         2.6       2.3      CSX, PAL; truck           DL; CM
  Gibson County Coal (North)              0.1          --        --      Truck                         CM
                                         ----        ----      ----
           Region Total                   8.4         8.5       7.9
                                         ====        ====      ====

East Kentucky Operations
  Pontiki/Excel                           1.9         1.8       1.6              NS; truck             CM
  MC Mining/Excel                         0.8         1.0       0.9              NS; truck             CM
                                         ====        ====      ====
           Region Total                   2.7         2.8       2.5
                                         ====        ====      ====

Maryland Operations
  Mettiki                                 2.6         2.8       3.0             Truck; CSX         LW; CM
                                         ====        ====      ====
             Total                       13.7        14.1      13.4
                                         ====        ====      ====


CSX -- CSX Railroad
PAL -- Paducah and Louisville Railroad
NS  --  Norfolk & Southern Railroad
CM  -- Continuous Miner
DL   -- Dragline with Stripping Shovel, Front End Loaders and Dozers
LW  -- Longwall

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


        At December 31, 2000, we had approximately 412.2 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland and West Virginia. We believe we control adequate reserves to implement our currently contemplated mining plans. In addition, there are substantial unleased reserves on adjacent properties that we intend to acquire or lease as our mining operations approach these areas.


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


        Operating expenses. Operating expenses increased 6.3% to $257.4 million for 2000 from $242.0 million for 1999. The increase of $15.4 million was a result of: (a) start-up expenses related to the opening of the newly developed Gibson County Coal mining complex during the fourth quarter of 2000, (b) higher sales volumes in the Illinois Basin operations, (c) increased production volumes at the restructured Pontiki operation, and (d) prolonged adverse mining conditions related to a sandstone intrusion at the Mettiki longwall mine.

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


        Unusual items. The Partnership was involved in litigation with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Mt. Vernon terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the third quarter of 2000, included both cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12.2 million, which is net of litigation expense of approximately $0.9 million and an impairment charge of $2.4 million relating to the facility's assists. Additionally, the Partnership recorded an expense of $2.7 million consisting of $0.7 million relating to a settlement and $2.0 million attributable to contingencies associated with third party claims arising out of our mining operations. The net effect of these unusual items was $9.5 million. See "Item 8. Financial Statements. -- Note 4. Unusual Items."


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        The Partnership has significant long-term coal supply agreements. Virtually all of the long-term coal supply agreements are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to principally reflect changes in specified price indices or items such as taxes, royalties or actual production costs. For additional discussion of coal supply agreements, see "Item 1. Business. - Coal Marketing and Sales" and "Item 8. Financial Statements and Supplementary Data. - Note 16. Concentration of Credit Risk and Major Customers."



        Almost all of the Predecessor's transactions were, and all of the Partnership's transactions are, denominated in U.S. dollars, and as a result, the Partnership does not have material exposure to currency exchange-rate risks.


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


                                                                                                                      Fair Value
Expected Maturity Dates                                                                                               December 31,
as of December 31, 2000              2001          2002          2003      2004       2005      Thereafter    Total       2000
                                  ---------     ---------     ---------  ---------  ---------   ----------  --------- ------------
Senior Notes-fixed rate           $      --     $      --     $      --  $      --  $  18,000    $ 162,000  $ 180,000  $ 180,000
Weighted Average interest rate                                                           8.31%        8.31%
Term Loan-floating rate           $   3,750     $   15,000    $16,250    $15,000    $    --      $     --   $ 50,000    $ 50,000
Weighted Average interest rate         7.77%          7.77%       7.77%      7.77%


                                                                                                                       Fair Value
Expected Maturity Dates                                                                                                December 31,
as of December 31, 1999          2000          2001         2002         2003         2004     Thereafter    Total         1999
                               ----------   ----------   ----------   ----------   ----------  ----------  ----------  ----------
Senior Notes-fixed rate        $       --   $       --   $       --   $       --   $       --  $  180,000  $  180,000  $  165,000
Weighted Average
  interest rate                                                                                      8.31%

Term Loan-floating rate        $       --   $    3,750   $   15,000   $   16,250   $   15,000  $       --  $   50,000  $   50,000
Weighted Average
  interest rate                                   7.07%        7.07%        7.07%        7.07%

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



/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
January 24, 2001

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT UNIT DATA)
--------------------------------------------------------------------------------


                                                                                DECEMBER 31,
                                                                        --------------------------
ASSETS                                                                     2000            1999
                                                                        ---------        ---------

CURRENT ASSETS:
   Cash and cash equivalents                                            $   6,933        $   8,000
   Trade receivables                                                       35,898           33,056
   Due from affiliates                                                        208               --
   Marketable securities (at cost, which approximates fair value)          37,398           42,339
   Inventories                                                             10,842           21,130
   Advance royalties                                                        2,865            1,557
   Prepaid expenses and other assets                                        1,168              923
                                                                        ---------        ---------
           Total current assets                                            95,312          107,005

PROPERTY, PLANT AND EQUIPMENT AT COST                                     320,445          278,221
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                (135,782)        (102,709)
                                                                        ---------        ---------
                                                                          184,663          175,512
OTHER ASSETS:
   Advance royalties                                                       10,009            8,306
   Coal supply agreements, net                                             16,324           19,879
   Other long-term assets                                                   2,858            4,112
                                                                        ---------        ---------
                                                                        $ 309,166        $ 314,814
                                                                        =========        =========


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $  25,558        $  19,377
   Due to affiliates                                                           --              334
   Accrued taxes other than income taxes                                    4,863            4,574
   Accrued payroll and related expenses                                     6,975            8,811
   Accrued interest                                                         5,439            5,491
   Workers' compensation and pneumoconiosis benefits                        4,415            4,317
   Other current liabilities                                                5,710            2,937
   Current maturities, long-term debt                                       3,750               --
                                                                        ---------        ---------
           Total current liabilities                                       56,710           45,841

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities                           226,250          230,000
   Accrued pneumoconiosis benefits                                         21,651           21,655
   Workers' compensation                                                   16,748           15,696
   Reclamation and mine closing                                            14,940           13,407
   Due to affiliates                                                        1,278              472
   Other liabilities                                                        3,376            3,671
                                                                        ---------        ---------
           Total liabilities                                              340,953          330,742
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding                         149,642          158,705
   Subordinated Unitholder 6,422,531 units outstanding                    116,794          123,273
   General Partners                                                      (298,223)        (297,906)
                                                                        ---------        ---------
           Total Partners' capital (deficit)                              (31,787)         (15,928)
                                                                        ---------        ---------
                                                                        $ 309,166        $ 314,814
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


                                                                     PARTNERSHIP                              PREDECESSOR
                                                             ---------------------------------   ------------------------------
                                                                                   FROM
                                                                               COMMENCEMENT         FOR THE
                                                                              OF OPERATIONS        PERIOD FROM
                                                             YEAR ENDED   (ON AUGUST 20, 1999)   JANUARY 1, 1999   YEAR ENDED
                                                             DECEMBER 31,           TO                 TO          DECEMBER 31,
                                                                 2000       DECEMBER 31, 1999    AUGUST 19, 1999       1998
                                                             ------------ --------------------   ---------------   ------------
SALES AND OPERATING REVENUES:
   Coal sales                                                $    347,209      $    128,860       $    217,033     $    357,440
   Transportation revenues                                         13,511             4,907             14,223           41,408
   Other sales and operating revenues                               2,749               358                577            4,453
                                                             ------------      ------------       ------------     ------------
           Total revenues                                         363,469           134,125            231,833          403,301
                                                             ------------      ------------       ------------     ------------

EXPENSES:
   Operating expenses                                             257,365            89,945            152,066          237,576
   Transportation expenses                                         13,511             4,907             14,223           41,408
   Outside purchases                                               16,874             6,429             17,738           51,151
   General and administrative                                      15,176             6,245              8,912           15,301
   Depreciation, depletion and amortization                        39,141            15,081             24,622           39,838
   Interest expense (net of interest income and interest
      capitalized of $3,015 and $999 for the year ended
      December 31, 2000 and 1999 partnership period)               16,563             5,887                100              169
   Unusual items                                                   (9,466)               --                 --            5,211
                                                             ------------      ------------       ------------     ------------
           Total operating expenses                               349,164           128,494            217,661          390,654
                                                             ------------      ------------       ------------     ------------

INCOME FROM OPERATIONS                                             14,305             5,631             14,172           12,647
OTHER INCOME (EXPENSE)                                              1,276               641                531             (113)
                                                             ------------      ------------       ------------     ------------
INCOME BEFORE INCOME TAXES                                         15,581             6,272             14,703           12,534

INCOME TAX EXPENSE                                                     --                --              4,498            3,866
                                                             ------------      ------------       ------------     ------------
NET INCOME                                                   $     15,581      $      6,272       $     10,205     $      8,668
                                                             ============      ============       ============     ============
GENERAL PARTNERS' INTEREST
   IN NET INCOME                                             $        312      $        125
                                                             ============     ============
LIMITED PARTNERS' INTEREST
   IN NET INCOME                                             $     15,269      $      6,147
                                                             ============     ============
BASIC NET INCOME PER LIMITED
   PARTNER UNIT                                              $       0.99     $       0.40
                                                             ============     ============
DILUTED NET INCOME PER LIMITED
   PARTNER UNIT                                              $       0.98     $       0.40
                                                             ============     ============
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING - BASIC                                15,405,311        15,405,311
                                                             ============     =============
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING - DILUTED                              15,551,062        15,405,311
                                                             ============     =============


See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM THE
PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999)
TO DECEMBER 31, 1999 AND THE PREDECESSOR PERIOD FROM
JANUARY 1, 1999 TO AUGUST 19, 1999 AND THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)


                                                                     PARTNERSHIP                              PREDECESSOR
                                                             ---------------------------------   ------------------------------
                                                                                   FROM
                                                                               COMMENCEMENT         FOR THE
                                                                              OF OPERATIONS        PERIOD FROM
                                                             YEAR ENDED   (ON AUGUST 20, 1999)   JANUARY 1, 1999   YEAR ENDED
                                                             DECEMBER 31,           TO                 TO          DECEMBER 31,
                                                                 2000       DECEMBER 31, 1999    AUGUST 19, 1999       1998
                                                             ------------ --------------------   ---------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $     15,581      $      6,272     $     10,205     $      8,668
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, depletion and amortization                     39,141            15,081           24,622           39,838
      Impairment of transloading facility                           2,439                --               --               --
      Deferred income taxes                                            --                --              639           (1,750)
      Reclamation and mine closings                                 1,074               348              457              705
      Coal inventory adjustment to market                             579               729               --            1,743
      Other                                                           391               186             (114)              34
      Changes in operating assets and liabilities,
         net of effects from 1998 purchase of
         coal business:
         Trade receivables                                         (2,842)          (33,048)          (6,521)             229
         Income tax receivable/payable                                 --                --              651            2,482
         Inventories                                                9,709            (1,433)            (371)          (6,563)
         Advance royalties                                         (3,011)              366            1,153              579
         Accounts payable                                           6,181            (7,410)            (129)           2,296
         Due to affiliates                                            264             3,252               --               --
         Accrued taxes other than income taxes                        289              (630)             678            1,137
         Accrued payroll and related benefits                      (1,836)              844             (828)             491
         Accrued pneumoconiosis benefits                               (4)           (1,122)             544              839
         Workers' compensation                                      1,052             2,222             (460)             817
         Other                                                      2,366               452            2,370           (1,048)
                                                             ------------      ------------     ------------     ------------
           Total net adjustments                                   55,792           (20,163)          22,691           41,829
                                                             ------------      ------------     ------------     ------------
           Net cash provided by (used in)
            operating activities                                   71,373           (13,891)          32,896           50,497
                                                             ------------      ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                      (46,151)          (17,173)         (21,984)         (27,669)
   Proceeds from sale of property, plant and equipment                210               125              447              185
   Purchase of marketable securities                              (72,523)          (51,287)              --               --
   Proceeds from the maturity of marketable securities             77,464            24,434               --               --
   Payment for purchase of business                                    --                --               --           (7,310)
   Direct acquisition costs                                            --                --               --             (821)
                                                             ------------      ------------     ------------     ------------
           Net cash used in investing activities                  (41,000)          (43,901)         (21,537)         (35,615)
                                                             ------------      ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering (Note 1)                  --           137,872               --               --
   Cash contribution by General Partner                                --             5,917               --               --
   Distributions upon formation (Note 1)                               --           (64,750)              --               --
   Payment of formation costs                                          --            (4,140)              --               --
   Deferred financing cost                                             --            (3,517)              --               --
   Borrowings under revolving credit facility                      29,500                --               --               --
   Payments under revolving credit facility                       (29,500)               --               --               --
   Payments on long-term debt                                          --            (1,975)              --             (350)
   Distributions to Partners                                      (31,440)           (3,615)              --               --
   Dividend to Parent                                                  --                --               --           (8,642)
   Return of capital to Parent                                         --                --          (11,359)          (5,890)
                                                             ------------      ------------     ------------     ------------
           Net cash provided by (used in)
             financing activities                                 (31,440)           65,792          (11,359)         (14,882)
                                                             ------------      ------------     ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (1,067)            8,000               --               --
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                              8,000                --               --               --
                                                             ------------      ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $      6,933      $      8,000     $         --     $         --
                                                             ============      ============     ============     ============


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


        PROPERTY, PLANT AND EQUIPMENT - Additions and replacements constituting improvements are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine (9 to 15 years at the revaluation date of August 1, 1996), whichever is less and for 5 years on certain assets related to the 1998 business acquisition. Depreciable lives for mining equipment and processing facilities range from 1 to 15 years. Depreciable lives for land and land improvements and depletable lives for mineral rights range from 5 to 15 years. Depreciable lives for buildings, office equipment and improvements range from 1 to 13 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage. At December 31, 2000, land and mineral rights include $2,178,000 representing the carrying value of coal reserves attributable to properties where the Partnership is not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted.



        LONG-LIVED ASSETS - The Partnership reviews the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of an impairment is measured by the difference between the carrying value and the fair value of the asset, which is based on cash flows from that asset, discounted at a rate commensurate with the risk involved. During the three months ended September 30, 2000, the Partnership recorded an impairment loss of approximately $2,439,000 relating to certain transloading facility assets, associated with Seminole Electric's Cooperative, Inc. ("Seminole") termination of a long-term contract for transloading of coal from rail to barge. Because this facility's revenues were primarily attributable to the Seminole long-term contract, the carrying value of the transloading facility and associated equipment, net of salvage value, was recorded as an impairment and is included as an unusual item in the accompanying consolidated statements of income.


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


        REVENUE RECOGNITION - Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Revenues not arising from coal sales, which primarily consist of transloading fees, are included in operating revenues and are recognized as services are performed.


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

4.      UNUSUAL ITEMS

        The Unusual items for the years ended December 31, 2000 and 1998 are as follows (in thousands):


                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                               ---------------------
                                                                 2000         1998
                                                               --------     --------
        Gain on settlement of transloading facility dispute    $(12,141)    $     --
        Litigation matters                                        2,675           --
        Temporary mine closings                                      --        5,211
                                                               --------     --------

                                                               $ (9,466)    $  5,211
                                                               ========     ========


        The Partnership was involved in litigation with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Mt. Vernon terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the third quarter of 2000, included both cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12,141,000, which is net of litigation expenses of approximately $881,000 and an impairment charge of $2,439,000. The Partnership recorded an expense of $2,675,000, consisting of $675,000 relating to a settlement and $2,000,000 attributable to contingencies associated with third party claims arising out of the Partnership's mining operations. The net effect of these unusual items is $9,466,000.


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

5.      INVENTORIES

        Inventories consist of the following at December 31, (in thousands):

                                               2000        1999
                                              -------    -------
        Coal                                  $ 5,140    $15,180
        Supplies                                5,702      5,950
                                              -------    -------

                                              $10,842    $21,130
                                              =======    =======

6.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following at December 31, (in thousands):

                                                                        2000          1999
                                                                     ---------     ---------
        Mining equipment and processing facilities                   $ 267,287     $ 236,252
        Land and mineral rights                                         17,686        17,282
        Buildings, office equipment and improvements                    24,224        17,780
        Construction in progress                                        11,248         6,907
                                                                     ---------     ---------
                                                                       320,445       278,221
        Less accumulated depreciation, depletion and amortization     (135,782)     (102,709)
                                                                     ---------     ---------

                                                                     $ 184,663     $ 175,512
                                                                     =========     =========


7.      LONG-TERM DEBT

        Long-term debt consists of the following at December 31, (in thousands):


                                                          2000          1999
                                                       ---------     ---------
        Senior notes                                   $ 180,000     $ 180,000
        Term loan                                         50,000        50,000
                                                       ---------     ---------
                                                         230,000       230,000
        Less current maturities                           (3,750)           --
                                                       ---------     ---------

                                                       $ 226,250     $ 230,000
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

        Income before income taxes is derived from domestic operations. Significant components of income taxes are as follows (in thousands):


                                                             FOR THE
                                                           PERIOD FROM
                                                          JANUARY 1, 1999         YEAR ENDED
                                                               TO                 DECEMBER 31,
                                                          AUGUST 19, 1999            1998
                                                          ---------------         ----------
        Current:
           Federal                                           $ 3,376                $ 4,815
           State                                                 483                    801
                                                             -------                -------
                                                               3,859                  5,616
        Deferred:
           Federal                                               595                 (1,531)
           State                                                  44                   (219)
                                                             -------                -------
                                                                 639                 (1,750)
                                                             -------                -------

        Income tax expense                                   $ 4,498                $ 3,866
                                                             =======                =======

        A reconciliation of the statutory U.S. federal income tax rate and the Predecessor's effective income tax rate is as follows:


                                                                   FOR THE
                                                                 PERIOD FROM
                                                               JANUARY 1, 1999        YEAR ENDED
                                                                       TO             DECEMBER 31,
                                                               AUGUST 19, 1999           1998
                                                               ---------------        ----------
        Statutory rate                                                 35%                 35%
        Increase (decrease) resulting from:
           Excess of tax over book depletion                          (21)                (29)
           Alternative minimum tax credit
              carryforwards                                             3                   6
           State income taxes, net of federal
              benefit                                                   3                   4
           Valuation allowance                                         10                  14
           Other                                                        1                   1
                                                                      ---                 ---

        Effective income tax rate                                      31%                 31%
                                                                      ===                 ===

10.     NET INCOME PER LIMITED PARTNER UNIT

        A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):


                                                                                                      FROM
                                                                                                  COMMENCEMENT
                                                                            YEAR                 OF OPERATIONS
                                                                            ENDED            (ON AUGUST 20, 1999)
                                                                         DECEMBER 31,                   TO
                                                                             2000              DECEMBER 31, 1999
                                                                         ------------        --------------------
        Net income per limited partner unit                                $15,269                   $ 6,147

        Weighted average limited partner units - basic                      15,405                    15,405

        Basic net income per limited partner unit                          $  0.99                   $  0.40
                                                                           =======                   =======

        Weighted average limited partner units - basic                      15,405                    15,405
        Units contingently issuable:
           Restricted units for Long-Term Incentive Plan                       142                        --
           Directors' compensation units deferred                                4                        --
                                                                           -------                   -------

        Weighted average limited partner units,
           assuming dilutive effect of restricted units                     15,551                    15,405
                                                                           -------                   -------

        Diluted net income per limited partner unit                        $  0.98                   $  0.40
                                                                           =======                   =======

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


                                                                    2000              1999
                                                                  --------          --------
        CHANGE IN BENEFIT OBLIGATIONS:
           Benefit obligations at beginning of year               $  7,774          $  6,742
           Service cost                                              1,971             2,107
           Interest cost                                               596               452
           Actuarial (gain) loss                                      (136)           (1,435)
           Benefits paid                                               (70)              (92)
                                                                  --------          --------
           Benefit obligation at end of year                        10,135             7,774
                                                                  --------          --------

        CHANGE IN PLAN ASSETS:
           Fair value of plan assets at beginning of year            8,265             2,911
           Employer contribution                                     1,100             4,736
           Actual return on plan assets                                205               710
           Benefits paid                                               (70)              (92)
                                                                  --------          --------
           Fair value of plan assets at end of year                  9,500             8,265
                                                                  --------          --------
           Funded status                                              (635)              491
           Unrecognized prior service cost                             284               332
           Unrecognized actuarial (gain) loss                         (828)           (1,273)
                                                                  --------          --------

                   Net amount recognized                          $ (1,179)         $   (450)
                                                                  ========          ========

        WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
           Discount rate                                            7.50 %            7.75 %
           Expected return on plan assets                           9.00 %            9.00 %

        COMPONENTS OF NET PERIODIC BENEFIT COST:
           Service cost                                           $  1,971          $  2,107
           Interest cost                                               596               452
           Expected return on plan assets                             (737)             (413)
           Prior service cost                                           48                48
           Net gain                                                    (49)               --
                                                                  --------          --------
                   Net periodic benefit cost                      $  1,829          $  2,194
                                                                  ========          ========

                   Effect on minimum pension liability            $     --          $   (459)
                                                                  ========          ========


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

        Discounting resulted in reducing the accrual for reclamation and mine closing costs by $10,420,000 and $5,489,000 at December 31, 2000 and 1999, respectively. Estimated payments of reclamation and mine closing costs as of December 31, 2000 are as follows (in thousands):


        2001                                                        $ 1,078
        2002                                                          1,191
        2003                                                          1,594
        2004                                                          2,147
        2005                                                          2,511
        Thereafter                                                   17,917
                                                                    -------
        Aggregate undiscounted reclamation and mine closing          26,438
        Effect of discounting                                        10,420
                                                                    -------
        Total reclamation and mine closing costs                     16,018
        Less current portion                                          1,078
                                                                    -------

        Reclamation and mine closing costs                          $14,940
                                                                    =======

        The following table presents the activity affecting the reclamation and mine closing liability (in thousands):


                                                             PARTNERSHIP                                PREDECESSOR
                                                    ------------------------------------    -----------------------------------
                                                                           FROM
                                                                        COMMENCEMENT            FOR THE
                                                        YEAR            OF OPERATIONS         PERIOD FROM             YEAR
                                                        ENDED       (ON AUGUST 20, 1999)    JANUARY 1, 1999           ENDED
                                                    DECEMBER 31,              TO                   TO              DECEMBER 31,
                                                        2000          DECEMBER 31, 1999      AUGUST 19, 1999           1998
                                                    ------------    --------------------    ---------------        ------------
        Beginning balance                             $ 14,796             $ 13,856             $ 13,800             $  5,439
        Accrual                                          1,074                  348                  457                  705
        Payments                                          (764)                (394)                (401)              (1,544)
        Allocation of liability associated
           with acquisition and mine
           development                                     912                  986                   --                9,200
                                                      --------             --------             --------             --------
        Ending balance                                $ 16,018             $ 14,796             $ 13,856             $ 13,800
                                                      ========             ========             ========             ========

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


        Concurrent with such coal reserve acquisitions, the Special GP, through affiliates, was negotiating for the purchase of (a) the capital stock of Roberts Bros. Coal Co., Inc., Warrior Coal Mining Company, and Warrior Coal Corporation, and (b) the related coal reserves ("Warrior Reserves") owned by Cardinal Trust, LLC (collectively the "Warrior Group"). The Warrior Group's operating assets are located adjacent to the Providence No. 3 Reserves and these operating assets, excluding the Warrior Reserves, were purchased by a newly formed affiliate of the Special GP, Warrior Coal, LLC ("Warrior Coal") in January, 2001. SGP Land acquired the Warrior Reserves, which are located between the Providence No. 3 Reserves and HCC in January, 2001. SGP Land entered into a mineral lease and sublease with WCC for a portion of each of the Providence No. 3 Reserves and the Warrior Reserves, and granted an option to HCC to lease and/or sublease the Elk Creek Reserves. Under the terms of the WCC lease and sublease, WCC has an annual minimum royalty obligation of $2.7 million, payable in advance, from 2000 to 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. WCC paid the first annual minimum royalty of $2.7 million in 2000. Under the terms of the

        HCC option to lease and sublease, HCC paid an option fee of $645,000 in 2000. The anticipated annual minimum royalty obligation is $684,000 payable in advance, from 2001 to 2009.



        During 2000, ARH and the Managing GP were approached with the opportunity to purchase certain mining assets of Warrior Coal located adjacent to the Partnership's western Kentucky operation. Warrior Coal is an underground mining complex that utilizes continuous mining units employing room and pillar mining techniques. Warrior Coal produces approximately 1.5 million tons per year, controls reserves that will provide for a minimum of ten years of mining, and has the possibility of controlling additional reserves in the future.



        In accordance with the right of first refusal provision in the Omnibus Agreement between ARH and the Partnership's Managing GP, ARH offered the Managing GP the opportunity to purchase Warrior Coal. At the time, the Managing GP declined the opportunity to purchase Warrior Coal as the Partnership had previously committed to major capital expenditures at two existing operations. As a condition to not exercising its right of first refusal, the Partnership requested that ARH enter into a put and call arrangement for Warrior Coal. After further discussions, ARH and the Partnership, with the approval of the Conflicts Committee of the Managing GP, entered into an Amended and Restated Put and Call Option Agreement ("Put/Call Agreement") in January 2001. Concurrently ARH, through an indirect wholly-owned subsidiary, acquired Warrior Coal in January 2001 for $10 million.



        The Put/Call Agreement preserved an opportunity for the Partnership to acquire Warrior Coal during a specified time period in the future, although at a price significantly greater than the price paid by ARH. Under the terms of the Put/Call Agreement, ARH can require the Partnership to purchase Warrior Coal during the period from January 2 to January 11, 2003. The put option price is approximately $12.5 million. The Partnership can also require ARH to sell Warrior Coal to the Partnership during the period from April 12, 2003 to December 31, 2006. The call option price ranges between $13.6 million and $22.2 million depending on when the call option is exercised.



        The option provisions of the Put/Call Agreement are subject to certain conditions, among others, including (a) the non-occurrence of a material adverse change in the business and financial condition of Warrior Coal,
        (b) the prohibition of any dividends or other distributions to Warrior Coal's shareholders, (c) the maintenance of Warrior Coal's assets in good working condition, (d) the prohibition on the sale of any equity interest in Warrior Coal except for the options contained in the Put/Call Agreement, and (e) the prohibition on the sale or transfer of Warrior Coal's assets except those made in the ordinary course of its business.



        The Put/Call Agreement option prices reflect negotiated sale and purchase amounts that both parties determined would allow each party to satisfy acceptable minimum investment returns in the event either the put or call options are exercised. The Partnership has not made a final determination concerning the potential exercise of its call option and has not been advised by ARH concerning ARH's intention to exercise its put option. The Partnership has developed financial projections for Warrior Coal based on due diligence procedures it customarily performs when considering the acquisition of a coal mine. The assumptions underlying the financial projections made by the Partnership for Warrior Coal include (a) annual production levels ranging from 1.5 million to
        1.8 million tons, (b) coal prices at or below current coal prices and
        (c) a discount rate of 12 percent. Based on these financial projections, at this time, the Partnership believes that the fair value of Warrior Coal is equal to or greater than the put option exercise price.


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

15.     COMMITMENTS AND CONTINGENCIES

        COMMITMENTS - The Partnership leases buildings and equipment under operating lease agreements which provide for the payment of both minimum and contingent rentals. The Partnership also has a noncancelable lease with the Special GP (Note 14). Future minimum lease payments under operating leases are as follows (in thousands):

                                             AFFILIATE           OTHERS              TOTAL
                                             ---------           ------              -----
        Year ending December 31,
        2001                                  $ 2,595            $   452            $ 3,047
        2002                                    2,595                408              3,003
        2003                                    2,595                274              2,869
        2004                                    2,595                284              2,879
        2005                                    2,595                284              2,879
        Thereafter                             13,190                780             13,970
                                              -------            -------            -------
                                              $26,165            $ 2,482            $28,647
                                              =======            =======            =======

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


        GENERAL LITIGATION - The Partnership is involved in various lawsuits, claims and regulatory proceedings, including those conducted by the Mine Safety and Health Administration, incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of such proceedings, when a loss is probable and the amount is reasonably determinable. The Partnership also recorded an expense of $2,675,000 consisting of $675,000 relating to a settlement and $2,000,000 attributable to contingencies associated with third party claims arising out of our mining operations, which is reflected in "Unusual items" in the accompanying consolidated and combined statements of income. In the opinion of management, the outcome of such matters to the extent not previously provided for or covered under insurance, will not have a material adverse effect on the Partnership's business, financial position or results of operations, although management cannot give any assurance to that effect.


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


                                           PARTNERSHIP                                         PREDECESSOR
                                 --------------------------------------         --------------------------------------
                                                            FROM
                                                        COMMENCEMENT               FOR THE
                                    YEAR               OF OPERATIONS             PERIOD FROM                YEAR
                                   ENDED             (ON AUGUST 20, 1999)       JANUARY 1, 1999             ENDED
                                 DECEMBER 31,                TO                      TO                   DECEMBER 31,
                                    2000              DECEMBER 31, 1999         AUGUST 19, 1999              1998
                                 ------------         -----------------         ---------------           ------------
        Customer A                 $67,234                 $23,104                 $38,875                 $62,642
        Customer B                  61,007                  26,993                  40,752                  57,233
        Customer C                  58,498                  16,090                  31,328                  74,076
        Customer D                  38,713                  11,926                  19,582                      --

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

17.     GEOGRAPHIC INFORMATION

        Included in the consolidated and combined financial statements are the following revenues and long-lived assets relating to geographic locations (in thousands):


                                                          PARTNERSHIP                                    PREDECESSOR
                                                -----------------------------------         ------------------------------------
                                                                         FROM
                                                                     COMMENCEMENT               FOR THE
                                                    YEAR             OF OPERATIONS            PERIOD FROM              YEAR
                                                   ENDED          (ON AUGUST 20, 1999)      JANUARY 1, 1999            ENDED
                                                DECEMBER 31,               TO                     TO                DECEMBER 31,
                                                   2000           DECEMBER 31, 1999         AUGUST 19, 1999             1998
                                                ------------      -----------------         ---------------         ------------
        Revenues:
           United States                         $363,469               $134,125               $221,339               $348,055
           Other foreign countries                     --                     --                 10,494                 55,246
                                                 --------               --------               --------               --------
                                                 $363,469               $134,125               $231,833               $403,301
                                                 ========               ========               ========               ========

        Long-lived assets:
           United States                         $210,996               $203,697               $200,057               $204,078
           Other foreign countries                     --                     --                     --                     --
                                                 --------               --------               --------               --------
                                                 $210,996               $203,697               $200,057               $204,078
                                                 ========               ========               ========               ========

18.     SUPPLEMENTAL CASH FLOW INFORMATION

        The Partnership's and Predecessor's supplemental disclosure of cash flow information and other non-cash investing and financing activities were as follows (in thousands):


                                                                  PARTNERSHIP                              PREDECESSOR
                                                         ---------------------------------     --------------------------------
                                                                              FROM
                                                                           COMMENCEMENT         FOR THE
                                                            YEAR           OF OPERATIONS       PERIOD FROM           YEAR
                                                            ENDED       (ON AUGUST 20, 1999)   JANUARY 1, 1999      ENDED
                                                         DECEMBER 31,           TO                  TO             DECEMBER 31,
                                                            2000         DECEMBER 31, 1999     AUGUST 19, 1999        1998
                                                         ------------    -----------------     ---------------     ------------
        Cash paid for:
           Interest                                       $ 19,043           $  1,173            $     --           $     --
           Income taxes paid through
              Parent (Note 9)                                   --                 --               3,504              3,135

        Non-cash investing and financing activities:
           Debt transferred from Special GP                     --            230,000                  --                 --
           Marketable securities transferred                    --                 --
              from Special GP                                   --             15,486                  --                 --

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

        A summary of the quarterly operating results for the Partnership and Predecessor is as follows (in thousands, except unit and per unit data):


                                                                                        PARTNERSHIP
                                                                                       QUARTER ENDED
                                                              ------------------------------------------------------------------
                                                                MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
                                                                  2000              2000           2000 (1)              2000
                                                              ------------      ------------      ------------      ------------
        Revenues                                              $     89,420      $     86,652      $     96,459      $     90,938
        Operating income                                             6,191             5,912            15,669             3,096
        Net income (loss)                                            2,366             2,098            11,560              (443)

        Basic net income (loss) per limited Partner unit      $       0.15      $       0.13      $       0.74      $      (0.03)
        Diluted net income (loss) per limited
           Partner unit                                       $       0.15      $       0.13      $       0.73      $      (0.03)
        Weighted average number of units
           outstanding - basic                                  15,405,311        15,405,311        15,405,311        15,405,311
        Weighted average number of units
           outstanding - diluted                                15,550,489        15,550,845        15,552,017        15,553,372


                                                            PREDECESSOR                                     PARTNERSHIP
                                             -------------------------------------------    ------------------------------------
                                                                                                    FROM
                                                                                                COMMENCEMENT
                                                                                               OF OPERATIONS
                                                    QUARTER ENDED           JULY 1, 1999    (ON AUGUST 20, 1999)
                                             --------------------------          TO                  TO            QUARTER ENDED
                                               MARCH 31,      JUNE 30,        AUGUST 19,         SEPTEMBER 30,      DECEMBER 31,
                                                 1999           1999            1999                  1999             1999
                                             -----------    -----------     ------------    --------------------   -------------
        Revenues                             $    87,876    $    93,395      $    50,562          $    45,758      $    88,367
        Operating income                           4,273          6,995            3,004                5,019            6,499
        Net income                                 2,969          4,934            2,302                3,509            2,763

        Basic and diluted net
           income per unit                            --             --               --          $      0.22      $      0.18
        Weighted average number
           of units outstanding - basic
           and diluted                                --             --               --           15,405,311       15,405,311


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


        Concurrent with such coal reserve acquisitions, the Special GP, through affiliates, was negotiating for the purchase of (a) the capital stock of Roberts Bros. Coal Co., Inc., Warrior Coal Mining Company, and Warrior Coal Corporation, and (b) the related coal reserves (Warrior Reserves) owned by Cardinal Trust, LLC (collectively, the Warrior Group). The Warrior Group's operating assets are located adjacent to the Providence No. 3 Reserves and these operating assets, excluding the Warrior Reserves, were purchased by a newly formed affiliate of the Special GP, Warrior Coal, LLC (Warrior Coal) in January, 2001. SGP Land acquired the Warrior Reserves, which are immediately between the Providence No. 3 Reserves and Hopkins County Coal.


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


        During 2000, ARH and the Managing GP were approached with the opportunity to purchase certain mining assets of Warrior Coal located adjacent to the Partnership's western Kentucky operation. Warrior Coal is an underground mining complex that utilizes continuous mining units employing room and pillar mining techniques. Warrior Coal produces approximately 1.5 million tons per year, controls reserves that will provide for a minimum of ten years of mining, and has the possibility of controlling additional reserves in the future.



        In accordance with the right of first refusal provision in the Omnibus Agreement between ARH and the Partnership's Managing GP, ARH offered the Managing GP the opportunity to purchase Warrior Coal. At the time, the Managing GP declined the opportunity to purchase Warrior Coal as the Partnership had previously committed to major capital expenditures at two existing operations. As a condition to not exercising its right of first refusal, the Partnership requested that ARH enter into a put and call arrangement for Warrior Coal. After further discussions, ARH and the Partnership, with the approval of the Conflicts Committee of the Managing GP, entered into an Amended and Restated Put and Call Option Agreement ("Put/Call Agreement") in January 2001. Concurrently ARH, through an indirect wholly-owned subsidiary, acquired Warrior Coal in January 2001 for $10 million.



The Put/Call Agreement preserved an opportunity for the Partnership to acquire Warrior Coal during a specified time period in the future, although at a price significantly greater than the price paid by ARH. Under the terms of the Put/Call Agreement, ARH can require the Partnership to purchase Warrior Coal during the period from January 2 to January 11, 2003. The put option price is approximately $12.5 million. The Partnership can also require ARH to sell Warrior Coal to the Partnership during the period from April 12, 2003 to December 31, 2006. The call option price ranges between $13.6 million and $22.2 million depending on when the call option is exercised.



The option provisions of the Put/Call Agreement are subject to certain conditions, among others, including (a) the non-occurrence of a material adverse change in the business and financial condition of Warrior Coal, (b) the prohibition of any dividends or other distributions to Warrior Coal's shareholders, (c) the maintenance of Warrior Coal's assets in good working condition, (d) the prohibition on the sale of any equity interest in Warrior Coal except for the options contained in the Put/Call Agreement, and (e) the prohibition on the sale or transfer of Warrior Coal's assets except those made in the ordinary course of its business.



     The Put/Call Agreement option prices reflect negotiated sale and purchase amounts that both parties determined would allow each party to satisfy acceptable minimum investment returns in the event either the put or call options are exercised. The Partnership has not made a final determination concerning the potential exercise of its call option and has not been advised by ARH concerning ARH's intention to exercise its put option. The Partnership has developed financial projections for Warrior Coal based on due diligence procedures it customarily performs when considering the acquisition of a coal mine. The assumptions underlying the financial projections made by the Partnership for Warrior Coal include (a) annual production levels ranging from
1.5 million to 1.8 million tons, (b) coal prices at or below current coal prices and (c) a discount rate of 12 percent. Based on these financial projections, at this time, the Partnership believes that the fair value of Warrior Coal is equal to or greater than the put option exercise price.


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

OTHER RELATED PARTY TRANSACTIONS

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

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 28th, 2002.




                                      ALLIANCE RESOURCE PARTNERS, L.P.


                                      By: Alliance Resource Management GP, LLC
                                          its managing general partner


                                      /s/ Michael L. Greenwood
                                      -----------------------------------------
                                      Michael L. Greenwood
                                      Senior Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)


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


        SIGNATURE                                              TITLE                                     DATE
        ---------                                              -----                                     ----
/s/ Joseph W. Craft III                            President, Chief Executive                      March 28, 2002
----------------------------------                 Officer and Director
Joseph W. Craft III                                (Principal Executive Officer)


/s/ Michael L. Greenwood                           Senior Vice President,                          March 28, 2002
----------------------------------                 Chief Financial Officer
Michael L. Greenwood                               and Treasurer
                                                   (Principal Financial Officer and
                                                   Principal Accounting Officer)


/s/ John J. MacWilliams                            Director                                        March 28, 2002
----------------------------------
John J. MacWilliams


/s/ Preston R. Miller, Jr.                         Director                                        March 28, 2002
----------------------------------
Preston R. Miller, Jr.


/s/ John P. Neafsey                                Director                                        March 28, 2002
----------------------------------
John P. Neafsey


/s/ John H. Robinson                               Director                                        March 28, 2002
----------------------------------
John H. Robinson


/s/ Robert G. Sachse                               Executive Vice President and Director           March 28, 2002
----------------------------------
Robert G. Sachse


/s/ Paul R. Tregurtha                              Director                                        March 28, 2002
----------------------------------
Paul R. Tregurtha