Form 10-Q/A
period 2001-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2002-03-29
CIK 1086600

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



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


-------------------------------------------------------------------------------

This amendment is being filed to reflect the restatement of the Partnership's consolidated financial statements, as discussed in Note 3 thereto, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I and Item 6 of Part II, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                     PART I

                              FINANCIAL INFORMATION

ITEM     1. FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                     ASSETS


                                                                                     MARCH 31,                       DECEMBER 31,
                                                                                        2001                             2000
                                                                                   --------------                   --------------
                                                                                    (UNAUDITED)
                                                                               (RESTATED, SEE NOTE 3)
CURRENT ASSETS:
   Cash and cash equivalents ....................................                  $       16,804                   $        6,933
   Trade receivables ............................................                          34,205                           35,898
   Due from affiliates ..........................................                              41                              208
   Marketable securities (at cost, which approximates fair value)                          23,414                           37,398
   Inventories ..................................................                          12,684                           10,842
   Advance royalties ............................................                           2,865                            2,865
   Prepaid expenses and other assets ............................                           1,101                            1,168
                                                                                   --------------                   --------------
        Total current assets ....................................                          91,114                           95,312


PROPERTY, PLANT AND EQUIPMENT AT COST ...........................                         337,863                          320,445
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION .......                        (145,405)                        (135,782)
                                                                                   --------------                   --------------
                                                                                          192,458                          184,663

OTHER ASSETS:
   Advance royalties ............................................                           9,872                           10,009
   Coal supply agreements, net ..................................                          15,263                           16,324
   Other long-term assets .......................................                           2,750                            2,858
                                                                                   --------------                   --------------
                                                                                   $      311,457                   $      309,166
                                                                                   ==============                   ==============

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .............................................                  $       29,548                   $       25,558
   Accrued taxes other than income taxes ........................                           5,962                            4,863
   Accrued payroll and related expenses .........................                           9,332                            6,975
   Accrued interest .............................................                           1,662                            5,439
   Workers' compensation and pneumoconiosis benefits ............                           4,318                            4,415
   Other current liabilities ....................................                           6,577                            5,710
   Current maturities, long-term debt ...........................                           7,500                            3,750
                                                                                   --------------                   --------------
        Total current liabilities ...............................                          64,899                           56,710

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities .................                         222,500                          226,250
   Accrued pneumoconiosis benefits ..............................                          13,924                           21,651
   Workers' compensation ........................................                          17,405                           16,748
   Reclamation and mine closing .................................                          15,119                           14,940
   Due to affiliates ............................................                           1,745                            1,278
   Other liabilities ............................................                           3,137                            3,376
                                                                                   --------------                   --------------
        Total liabilities .......................................                         338,729                          340,953

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding ...............                         152,221                          149,642
   Subordinated Unitholder 6,422,531 units outstanding ..........                         118,639                          116,794
   General Partners .............................................                        (298,132)                        (298,223)
                                                                                   --------------                   --------------
        Total Partners' capital (deficit) .......................                         (27,272)                         (31,787)
                                                                                   --------------                   --------------
                                                                                   $      311,457                   $      309,166
                                                                                   ==============                   ==============

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)


                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                  --------------------------------------------------
                                                                                           2001                            2000
                                                                                      --------------                  --------------
                                                                                  (RESTATED, SEE NOTE 3)
SALES AND OPERATING REVENUES:
   Coal sales ......................................................                  $      100,816                  $       86,041
   Transportation revenues .........................................                           3,912                           2,947
   Other sales and operating revenues ..............................                           2,024                             432
                                                                                      --------------                  --------------
             Total revenues ........................................                         106,752                          89,420
                                                                                      --------------                  --------------

EXPENSES:
   Operating expenses ..............................................                          73,335                          64,093
   Transportation expenses .........................................                           3,912                           2,947
   Outside purchases ...............................................                           4,865                           2,961
   General and administrative ......................................                           4,923                           3,587
   Depreciation, depletion and amortization ........................                          11,260                           9,641
   Interest expense (net of interest income and interest capitalized for the three months ended March 31, 2001 and 2000 of
        $632 and $706, respectively) ...............................                           4,262                           4,058
                                                                                      --------------                  --------------
             Total operating expenses ..............................                         102,557                          87,287
                                                                                      --------------                  --------------

INCOME FROM OPERATIONS .............................................                           4,195                           2,133
OTHER INCOME .......................................................                             241                             233
                                                                                      --------------                  --------------

INCOME  BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE ...............................................                           4,436                           2,366

CUMULATIVE EFFECT OF ACCOUNTING CHANGE .............................                           7,939                              --
                                                                                      --------------                  --------------

NET INCOME .........................................................                  $       12,375                  $        2,366
                                                                                      ==============                  ==============

GENERAL PARTNERS' INTEREST IN
     NET INCOME ....................................................                  $          248                  $           47
                                                                                      ==============                  ==============

LIMITED PARTNERS' INTEREST IN
     NET INCOME ....................................................                  $       12,127                  $        2,319
                                                                                      ==============                  ==============

BASIC NET INCOME PER LIMITED
     PARTNER UNIT ..................................................                  $         0.79                  $         0.15
                                                                                      ==============                  ==============

BASIC NET INCOME PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE .................................                  $         0.28                  $         0.15
                                                                                      ==============                  ==============

DILUTED NET INCOME PER LIMITED
     PARTNER UNIT ..................................................                  $         0.77                  $         0.15
                                                                                      ==============                  ==============

DILUTED NET INCOME PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE .................................                  $         0.28                  $         0.15
                                                                                      ==============                  ==============

PRO FORMA NET INCOME ASSUMING ACCOUNTING CHANGE
     IS APPLIED RETROACTIVELY ......................................                  $       12,375                  $        2,304
                                                                                      ==============                  ==============

WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-BASIC .............................................                      15,405,311                      15,405,311
                                                                                      ==============                  ==============

WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-DILUTED ...........................................                      15,680,594                      15,550,489
                                                                                      ==============                  ==============


See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                             -----------------------------------------------------
                                                                                  2001                                  2000
                                                                             ----------------                     ----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ..............................   $         21,741                     $          8,114

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ............................             (17,994)                              (5,235)
   Proceeds from sale of property, plant and equipment ..................                  --                                   14
   Purchase of marketable securities ....................................              (5,195)                             (18,489)
   Proceeds from the maturity of marketable securities ..................              19,179                               25,056
                                                                             ----------------                     ----------------
      Net cash provided by (used in) investing activities ...............              (4,010)                               1,346
                                                                             ----------------                     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to Partners .............................................              (7,860)                              (7,860)
                                                                             ----------------                     ----------------
      Net cash used in financing activities .............................              (7,860)                              (7,860)
                                                                             ----------------                     ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS .................................               9,871                                1,600

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................               6,933                                8,000
                                                                             ----------------                     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................    $         16,804                     $          9,600
                                                                             ================                     ================

CASH PAID FOR:
   Interest .............................................................    $          8,465                     $          8,452
                                                                             ================                     ================

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

3.       ACCOUNTING CHANGE

       The Partnership changed its method of estimating coal workers' pneumoconiosis ("black lung") benefits liability effective January 1, 2001 to the service cost method described in Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which method is permitted under SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The Partnership previously accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefit payments utilizing the methodology prescribed under SFAS No. 5 "Accounting for Contingencies," which was also permitted by SFAS No. 112. Recently, governmental regulations regarding the black lung benefits claims approval process were enacted. These new regulations specifically define the black lung disability as progressive and also expand the definition of pneumoconiosis to mandate consideration of diseases that are caused by factors other than exposure to coal dust. The Partnership believes the change to the SFAS

No. 106 measurement methodology better matches black lung costs over the service lives of the miners who ultimately receive the black lung benefits and is more reflective of the recently enacted regulations, which place significant emphasis on coal miners' future years of employment in the coal industry.



       The adjustment of $7,939,000 to apply retroactively the new method of estimating the black lung liability is included in restated net income of the quarter ended March 31, 2001. The effect of the restatement resulting from the accounting change for the quarter ended March 31, 2001 was to decrease income before cumulative effect of accounting change $203,000 ($(0.01) per basic and diluted limited partner unit) and increase net income $7,736,000 ($0.49 and $0.48 per basic and diluted limited partner unit, respectively). Assuming the retroactive application of the service cost method of estimating the black lung liability, the pro forma net income for the quarter ended March 31, 2000 would have been approximately $2,304,000 or $0.15 per basic and diluted limited partner unit, respectively, as compared to reported net income of $2,366,000 or $0.15 per basic and diluted limited partner unit.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED OPERATING DATA


                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        MARCH 31,      MARCH 31,
                                                          2001           2000
                                                        ---------      ---------
Tons sold (000s)                                            4,302          3,725
Tons produced (000s)                                        4,240          3,888
Revenues per ton sold (1)                               $   23.91      $   23.21
Cost per ton sold (2)                                   $   19.32      $   18.96


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


       Operating expenses. Operating expenses increased 14.4% to $73.3 million for the 2001 Quarter from $64.1 million for the 2000 Quarter. The increase of $9.2 million primarily results from increased sales volumes and the addition of operating expenses from the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter.


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


       EBITDA (income before net interest expense, depreciation, depletion and amortization) increased 73.7% to $27.9 million for the 2001 Quarter compared with $16.1 million for the 2000 Quarter. The $11.8 million increase is primarily attributable to the $7.9 million cumulative effect of accounting change.

See "Part 1, Item 1. Financial Statements - Note 3. Accounting Change." Additionally, higher sales prices and utility demand as well as the addition of the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter contributed to the increase in EBITDA.



        EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for the cumulative effect of accounting change. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make minimum quarterly distributions. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).


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


         Net cash used in financing activities was comparable for the 2001 and 2000 Quarters at $7.9 million.


Capital Expenditures

         Capital expenditures increased to $18.0 million in the 2001 Quarter compared to $5.2 million in the 2000 Quarter. See "Cash Flows" above concerning the increase in capital expenditures.

Notes Offering and Credit Facility


         Concurrently with the closing of the Partnership's initial public offering, Alliance Resource GP, LLC (the "Special GP"), the Partnership's special general partner, issued and the Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership") assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and the Intermediate Partnership assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at March 31, 2001. The weighted average interest rate on the term loan facility at March 31, 2001, was 6.31%. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. In addition, the credit facility is further secured by a pledge of treasury securities, which, upon written notice, are released for purposes of financing qualifying capital expenditures of the Intermediate Partnership or its subsidiaries. The senior notes and credit facility contain various restrictive and affirmative covenants, including limitations on the amount of distributions by the Intermediate Partnership and the incurrence of other debt.


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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


    Exhibit No.                                      Description
    -----------                                      -----------
    18.1              --               Preferability Letter on Accounting Change


         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 28, 2002.



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
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX


    Exhibit No.                                     Description
    -----------                                     -----------
    18.1                 --            Preferability Letter on Accounting Change