Form 10-Q/A
period 2001-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2002-03-29
CIK 1086600

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

This amendment is being filed to reflect the restatement of the Partnership's consolidated financial statements, as discussed in Note 4 thereto, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I and Item 6 of Part II, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                     PART I


                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

               ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                     ASSETS

                                                                                      JUNE 30,           DECEMBER 31,
                                                                                        2001                2000
                                                                                     ---------           -----------
                                                                                     (UNAUDITED)
                                                                                (RESTATED, SEE NOTE 4)
CURRENT ASSETS:
   Cash and cash equivalents ...............................................         $   8,104            $   6,933
   Trade receivables ....................................................               39,020               35,898
   Due from affiliates ..................................................                  990                  208
   Marketable securities (at cost, which approximates fair value) .......               23,694               37,398
   Inventories ..........................................................               12,966               10,842
   Advance royalties ....................................................                2,865                2,865
   Prepaid expenses and other assets .......................................               873                1,168
                                                                                     ---------            ---------
        Total current assets ...............................................            88,512               95,312

PROPERTY, PLANT AND EQUIPMENT AT COST ......................................           343,282              320,445
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION ..................          (151,568)            (135,782)
                                                                                     ---------            ---------
                                                                                       191,714              184,663


OTHER ASSETS:
   Advance royalties .......................................................            10,183               10,009
   Coal supply agreements, net .............................................            14,153               16,324
   Other long-term assets ..................................................             2,589                2,858
                                                                                     ---------            ---------
                                                                                     $ 307,151            $ 309,166
                                                                                     =========            =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ........................................................         $  29,882            $  25,558
   Accrued taxes other than income taxes ...................................             6,399                4,863
   Accrued payroll and related expenses ....................................             7,753                6,975
   Accrued interest ........................................................             5,402                5,439
   Workers' compensation and pneumoconiosis benefits .......................             4,335                4,415
   Other current liabilities ...............................................             6,327                5,710
   Current maturities, long-term debt ......................................            11,250                3,750
                                                                                     ---------            ---------
        Total current liabilities...........................................            71,348               56,710


LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities ............................           218,750              226,250
   Accrued pneumoconiosis benefits .........................................            14,149               21,651
   Workers' compensation ...................................................            17,450               16,748
   Reclamation and mine closing ............................................            15,355               14,940
   Due to affiliates .......................................................             2,215                1,278
   Other liabilities .......................................................             3,062                3,376
                                                                                     ---------            ---------
        Total liabilities ..................................................           342,329              340,953

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding ..........................           147,703              149,642
   Subordinated Unitholder 6,422,531 units outstanding .....................           115,409              116,794
   General Partners ........................................................          (298,290)            (298,223)
                                                                                     ---------            ---------
        Total Partners' capital (deficit) ..................................           (35,178)             (31,787)
                                                                                     ---------            ---------
                                                                                     $ 307,151            $ 309,166
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

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                                Three Months Ended                        Six Months Ended
                                                                     June 30,                                 June 30,
                                                        -------------------------------------------------------------------------
                                                            2001                 2000                2001                2000
                                                        ------------         ------------        ------------        ------------
                                                       (Restated, see                           (Restated, see
                                                           Note 4)                                  Note 4)
SALES AND OPERATING REVENUES:
   Coal sales ..................................        $    104,012         $     82,698        $    204,828        $    168,739
   Transportation revenues .....................               5,301                3,787               9,213               6,734
   Other sales and operating revenues ..........               1,409                  167               3,433                 599
                                                        ------------         ------------        ------------        ------------
             Total revenues ....................             110,722               86,652             217,474             176,072
                                                        ------------         ------------        ------------        ------------
EXPENSES:
   Operating expenses ..........................              77,931               59,436             151,266             123,529
   Transportation expenses .....................               5,301                3,787               9,213               6,734
   Outside purchases ...........................               8,360                4,332              13,225               7,293
   General and administrative ..................               4,023                3,625               8,946               7,212
   Depreciation, depletion and amortization ....              11,095                9,560              22,355              19,201
   Interest expense (net of interest income and
   interest capitalized for the three months and
   six months ended June 30, 2001 and
   2000 of $536, $656, $1,168 and $1,362,
   respectively) ...............................               4,221                4,204               8,483               8,262
                                                        ------------         ------------        ------------        ------------
                Total operating expenses .......             110,931               84,944             213,488             172,231
                                                        ------------         ------------        ------------        ------------
INCOME (LOSS) FROM OPERATIONS ..................                (209)               1,708               3,986               3,841
OTHER INCOME ...................................                 163                  390                 404                 623
                                                        ------------         ------------        ------------        ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE ...........................                 (46)               2,098               4,390               4,464

CUMULATIVE EFFECT OF ACCOUNTING CHANGE .........                  --                   --               7,939                  --
                                                        ------------         ------------        ------------        ------------
NET INCOME (LOSS) ..............................        $        (46)        $      2,098        $     12,329        $      4,464
                                                        ============         ============        ============        ============
GENERAL PARTNERS' INTEREST IN
     NET INCOME (LOSS) .........................        $         (1)        $         42        $        247        $         89
                                                        ============         ============        ============        ============
LIMITED PARTNERS' INTEREST IN
     NET INCOME (LOSS) .........................        $        (45)        $      2,056        $     12,082        $      4,375
                                                        ============         ============        ============        ============
BASIC NET INCOME (LOSS) PER LIMITED
     PARTNER UNIT ..............................        $      (0.01)        $       0.13        $       0.78        $       0.28
                                                        ============         ============        ============        ============
BASIC NET INCOME (LOSS) PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE .............        $      (0.01)        $       0.13        $       0.28        $       0.28
                                                        =============        ============        ============        ============
DILUTED NET INCOME (LOSS) PER LIMITED
     PARTNER UNIT ..............................        $      (0.01)        $       0.13        $       0.77        $       0.28
                                                        ============         ============        ============        ============
DILUTED NET INCOME (LOSS) PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE .............        $      (0.01)        $       0.13        $       0.27        $       0.28
                                                        ============         ============        ============        ============
PRO FORMA NET INCOME (LOSS) ASSUMING
   ACCOUNTING CHANGE IS APPLIED RETROACTIVELY ..        $        (46)        $      1,938        $     12,329        $      4,242
                                                        ============         ============        ============        ============
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-BASIC .........................          15,405,311           15,405,311          15,405,311          15,405,311
                                                        ============         ============        ============        ============
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-DILUTED .......................          15,681,411           15,550,845          15,680,817          15,550,845
                                                        ============         ============        ============        ============



See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                         JUNE 30,
                                                               ---------------------------
                                                                 2001               2000
                                                               --------           --------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ............       $ 30,402           $ 16,982

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ...........        (27,236)           (14,233)
   Proceeds from sale of property, plant and equipment..             21                 73
   Purchase of marketable securities ...................        (23,526)           (35,714)
   Proceeds from the maturity of marketable securities..         37,230             41,804
                                                               --------           --------
                Net cash used in investing activities ..        (13,511)            (8,070)
                                                               --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to Partners ............................        (15,720)           (15,720)
                                                               --------           --------
                Net cash used in financing activities ..        (15,720)           (15,720)
                                                               --------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ................          1,171             (6,808)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......          6,933              8,000
                                                               --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............       $  8,104           $  1,192
                                                               ========           ========
CASH PAID FOR:
     Interest ..........................................       $  9,325           $  9,423
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



     The adjustment of $7,939,000 to apply retroactively the new method of estimating the black lung liability is included in net income of the six months ended June 30, 2001. The effect of the change on the three months ended June 30, 2001 was to decrease net income $232,000 ($(0.01) per basic and diluted limited partner unit) and the effect of the change on the six months ended June 30, 2001 was to decrease income before cumulative effect of accounting change $435,000 ($(0.03) per basic and diluted limited partner unit) and increase net income $7,504,000 ($0.48 and $0.47 per basic and diluted limited partner unit, respectively). The effect of the change on the first quarter of 2001 was to decrease income before cumulative effect of accounting change $203,000 ($(0.01) per basic and diluted limited partner unit) to $4,436,000 ($0.28 per basic and diluted limited partner unit) and increase net income $7,736,000 ($0.49 and $0.48 per basic and diluted limited partner unit, respectively) to $12,375,000 ($0.79 and $0.77 per basic and diluted limited partner unit). Assuming the retroactive application of the service cost method of estimating the black lung liability, the pro forma net income for the three and six months ended June 30, 2000 would have been approximately $1,938,000 and $4,242,000 or $0.12 and $0.27 per basic and diluted limited partner unit, respectively, as compared to reported net income of $2,098,000 and $4,464,000 or $0.13 and $0.28 per basic and diluted limited partner unit, respectively.


4. RESTATEMENT


     Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 30, 2001, the Partnership determined that the change in the method of estimating the black lung benefits liability previously reported in its Form 10-Q for the quarter ended June 30, 2001 should have been accounted for as a change in accounting principle rather than as a change in the estimate of the black lung benefits liability. As a result, the accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2001 have been restated from the amounts previously reported to appropriately present this change. A summary of the significant effects of the restatement is as follows (in thousands):

                                                       As Previously      As
                                                         Reported      Restated
                                                       -------------   --------
At June 30, 2001:
Accrued pneumoconiosis benefits                         $  13,962     $  14,149
  Total partners' deficit                                 (34,991)      (35,178)

For the three months ended June 30, 2001:
  Operating expenses                                    $  77,699     $  77,931
  Unusual items (income)                                   (7,691)           --
  Income (loss) before cumulative effect of
     accounting change                                      7,877           (46)
  Net income (loss)                                         7,877           (46)
  Basic net income (loss) per limited partner unit      $    0.50     $   (0.01)
  Diluted net income (loss) per limited partner unit    $    0.49     $   (0.01)

For the six months ended June 30, 2001:
  Operating expenses                                    $ 150,831     $ 151,266
  Unusual items (income)                                   (7,691)           --
  Income before cumulative effect of
     accounting change                                     12,516         4,390
  Cumulative effect of accounting change                       --         7,939
  Net income                                               12,516        12,329
  Basic net income per limited partner unit             $    0.80     $    0.78
  Diluted net income per limited partner unit           $    0.78     $    0.77


5. SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING DATA


                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 JUNE 30,                                 JUNE 30,
                                        ---------------------------              ---------------------------
                                         2001                 2000                2001                 2000
                                        ------               ------              ------               ------
Tons sold (000s)                         4,278                3,500               8,580                7,225
Tons produced (000s)                     3,828                3,168               8,068                7,056
Revenues per ton sold (1)               $24.64               $23.68              $24.27               $23.44
Cost per ton sold (2)                   $21.11               $19.26              $20.21               $19.11

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


     Operating expenses. Operating expenses increased 31.1% to $77.9 million for the 2001 Quarter from $59.4 million for the 2000 Quarter. The increase of $18.5 million primarily resulted from increased sales volumes and the addition of operating expenses associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter. Additionally, difficult mining conditions were encountered at several operations, which placed an undue burden on equipment scheduled for replacement, resulting in unanticipated equipment failures and higher maintenance costs.


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

     General and administrative. General and administrative expenses increased 11.0% to $4.0 million for the 2001 Quarter compared to $3.6 million for the 2000 Quarter. The increase of $0.4 million was primarily attributable to accruals related to the additional restricted units granted under the Long-Term Incentive Plan, which is impacted by the increased value of the common units.



     Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 16.1% to $11.1 million for the 2001 Quarter compared to $9.6 million for the 2000 Quarter. The increase of $1.5 million resulted primarily from the additional depreciation expense associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Quarter.


     Interest expense. Interest expense was comparable for the 2001 and 2000 Quarters at $4.2 million, respectively.


     EBITDA (income before net interest expense, depreciation, depletion and amortization) was comparable for the 2001 and 2000 Quarters at $15.3 million and $15.9 million, respectively.


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


         Operating expenses. Operating expenses increased 22.5% to $151.3 million for the 2001 Period from $123.5 million for the 2000 Period. The increase of $27.8 million primarily resulted from increased sales volumes and the addition of operating expenses associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Period. Additionally, difficult mining conditions were encountered at several operations, which placed an undue burden on equipment scheduled for replacement, resulting in unanticipated equipment failures and higher maintenance costs.


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


         General and administrative. General and administrative expenses increased 24.0% to $8.9 million for the 2001 Period compared to $7.2 million for the 2000 Period. The increase of $1.7 million was primarily attributable to higher accruals related to the Short-Term Incentive Plan, combined with additional restricted units granted under the Long-Term Incentive Plan, which is impacted by the increased value of the common units.


         Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 16.4% to $22.4 million for the 2001 Period compared to $19.2 million for the 2000 Period. The increase of $3.2 million primarily resulted from additional depreciation expense associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Period.

         Interest expense. Interest expense was comparable for the 2001 and 2000 Periods at $8.5 million and $8.3, million respectively.


         EBITDA (income before net interest expense, depreciation, depletion and amortization) increased 35.2% to $43.2 million for the 2001 Period compared with $31.9 million for the 2000 Period. The $11.3 million increase is primarily attributable to the $7.9 million cumulative effect of accounting change. See
"Part. 1, Item 1. Financial Statements - Note 3. Accounting Change." Additionally, the new Gibson County Coal mining complex, which was not in operation during the 2000 Period contributed to the increase in EBITDA.



         EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items nor the cumulative effect of accounting change. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the
Partnership's  ability  to  make  minimum  quarterly   distributions.   The
Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

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

Recent Accounting Pronouncements


         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations initiated after June 30, 2001.

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