Form 10-Q/A
period 2001-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2002-03-29
CIK 1086600

================================================================================

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

 (STATE OR OTHER JURISDICTION                 (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


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

================================================================================

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                     ASSETS


                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                              2001                 2000
                                                                       ----------------        ------------
                                                                           (UNAUDITED)
                                                                     (RESTATED, SEE NOTE 4)
CURRENT ASSETS:
   Cash and cash equivalents ....................................          $  15,828           $   6,933
   Trade receivables ............................................             41,358              35,898
   Due from affiliates ..........................................                 --                 208
   Marketable securities (at cost, which approximates fair value)             10,013              37,398
   Inventories ..................................................             10,537              10,842
   Advance royalties ............................................              2,865               2,865
   Prepaid expenses and other assets ............................                269               1,168
                                                                           ---------           ---------
        Total current assets ....................................             80,870              95,312

PROPERTY, PLANT AND EQUIPMENT AT COST ...........................            355,833             320,445
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION .......           (160,893)           (135,782)
                                                                           ---------           ---------
                                                                             194,940             184,663

OTHER ASSETS:
   Advance royalties ............................................             12,203              10,009
   Coal supply agreements, net ..................................             13,092              16,324
   Other long-term assets .......................................              2,558               2,858
                                                                           ---------           ---------
                                                                           $ 303,663           $ 309,166
                                                                           =========           =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable .............................................          $  29,830           $  25,558
   Due to affiliates ............................................                240                  --
   Accrued taxes other than income taxes ........................              5,421               4,863
   Accrued payroll and related expenses .........................              9,428               6,975
   Accrued interest .............................................              1,662               5,439
   Workers' compensation and pneumoconiosis benefits ............              4,343               4,415
   Other current liabilities ....................................              5,174               5,710
   Current maturities, long-term debt ...........................             15,000               3,750
                                                                           ---------           ---------
        Total current liabilities ...............................             71,098              56,710


LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities .................            215,000             226,250
   Accrued pneumoconiosis benefits ..............................             14,420              21,651
   Workers' compensation ........................................             17,433              16,748
   Reclamation and mine closing .................................             15,418              14,940
   Due to affiliates ............................................              2,609               1,278
   Other liabilities ............................................              2,907               3,376
                                                                           ---------           ---------
        Total liabilities .......................................            338,885             340,953

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding ...............            147,677             149,642
   Subordinated Unitholder 6,422,531 units outstanding ..........            115,391             116,794
   General Partners .............................................           (298,290)           (298,223)
                                                                           ---------           ---------
        Total Partners' capital (deficit) .......................            (35,222)            (31,787)
                                                                           ---------           ---------
                                                                           $ 303,663           $ 309,166
                                                                           =========           =========


See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  -------------------------------------------------------------
                                                                       2001           2000             2001             2000
                                                                  ------------    ------------     ------------    ------------
                                                                                                  (RESTATED, SEE
                                                                                                      NOTE 4)
SALES AND OPERATING REVENUES:
   Coal sales .................................................   $    111,733    $     92,433     $    316,561    $    261,172
   Transportation revenues ....................................          4,782           3,405           13,995          10,139
   Other sales and operating revenues .........................          1,379             621            4,812           1,220
                                                                  ------------    ------------     ------------    ------------

             Total revenues ...................................        117,894          96,459          335,368         272,531
                                                                  ------------    ------------     ------------    ------------

EXPENSES:
   Operating expenses .........................................         77,049          69,050          228,315         192,579
   Transportation expenses ....................................          4,782           3,405           13,995          10,139
   Outside purchases ..........................................          8,825           4,567           22,050          11,860
   General and administrative .................................          4,279           3,610           13,225          10,822
   Depreciation, depletion and amortization    ................         11,016           9,624           33,371          28,825
   Interest expense (net of interest income and interest
    capitalized for the three months and nine months ended
    September 30, 2001 and 2000 of $324, $805, $1,492
    and $2,168, respectively) .................................          4,261           4,240           12,744          12,502
   Unusual items ..............................................             --          (9,466)              --          (9,466)
                                                                  ------------    ------------     ------------    ------------
                Total operating expenses ......................        110,212          85,030          323,700         257,261
                                                                  ------------    ------------     ------------    ------------

INCOME FROM OPERATIONS ........................................          7,682          11,429           11,668          15,270
OTHER INCOME ..................................................            134             131              538             754
                                                                  ------------    ------------     ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE ..........................................          7,816          11,560           12,206          16,024

CUMULATIVE EFFECT OF ACCOUNTING CHANGE ........................             --              --            7,939              --
                                                                  ------------    ------------     ------------    ------------

NET INCOME ....................................................   $      7,816    $     11,560     $     20,145    $     16,024
                                                                  ============    ============     ============    ============

GENERAL PARTNERS' INTEREST IN
     NET INCOME ...............................................   $        156    $        231     $        403    $        320
                                                                  ============    ============     ============    ============

LIMITED PARTNERS' INTEREST IN
     NET INCOME ...............................................   $      7,660    $     11,329     $     19,742    $     15,704
                                                                  ============    ============     ============    ============

BASIC NET INCOME PER LIMITED
     PARTNER UNIT .............................................   $       0.50    $       0.74     $       1.28    $       1.02
                                                                  ============    ============     ============    ============

BASIC NET INCOME PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE ............................   $       0.50    $       0.74     $       0.78    $       1.02
                                                                  ============    ============     ============    ============

DILUTED NET INCOME PER LIMITED
     PARTNER UNIT .............................................   $       0.49    $       0.73     $       1.26    $       1.01
                                                                  ============    ============     ============    ============

DILUTED NET INCOME PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE ............................   $       0.49    $       0.73     $       0.76    $       1.01
                                                                  ============    ============     ============    ============

PRO FORMA NET INCOME ASSUMING ACCOUNTING
   CHANGE IS APPLIED RETROACTIVELY ............................   $      7,816    $     11,331     $     20,145    $     15,573
                                                                  ============    ============     ============    ============

WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-BASIC ........................................     15,405,311      15,405,311       15,405,311      15,405,311
                                                                  ============    ============     ============    ============

WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-DILUTED ......................................     15,678,013      15,552,017       15,676,639      15,550,827
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

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ---------------------------
                                                                     2001               2000
                                                                   --------           --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES .............          $ 45,489           $ 41,399

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ............           (40,499)           (27,194)
   Proceeds from sale of property, plant and equipment ..               100                 74
   Purchase of marketable securities ....................           (10,013)           (54,751)
   Proceeds from the maturity of marketable securities ..            37,398             60,271
                                                                   --------           --------
                Net cash used in investing activities ...           (13,014)           (21,600)
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to Partners .............................           (23,580)           (23,580)
                                                                   --------           --------
                Net cash used in financing activities ...           (23,580)           (23,580)
                                                                   --------           --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .................             8,895             (3,781)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........             6,933              8,000
                                                                   --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............          $ 15,828           $  4,219
                                                                   ========           ========
CASH PAID FOR:
     Interest ...........................................          $ 17,519           $ 18,029
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

Other


         During September 2001, the Partnership completed its annual property insurance renewal. Recent insurance carrier losses worldwide have created a
tightening  market  reducing  available   capacity  for
underwriting property insurance. As a result, the Partnership, and its affiliates retained a 12.5% participating interest along with its insurance carriers in the commercial property program. The aggregate maximum limit in the commercial property program is $75,000,000 per occurrence, of which, the Partnership is responsible for a maximum limit of $9,375,000 per occurrence of the amount covered by property insurance. While the Partnership does not have a significant history of material insurance claims, the ultimate amount of clams incurred, if any, is dependent on future developments. Management cannot assure you that the Partnership will not experience significant insurance claims in the future, which, as a result of the Partnership's participation in the commercial property program, could have a material adverse effect on the Partnership's business, financial condition and results of operations.


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


         The adjustment of $7,939,000 to apply retroactively the new method of estimating the black lung liability is included in net income of the nine months ended September 30, 2001. The effect of the change on the nine months ended September 30, 2001 was to decrease income before cumulative effect of a change in accounting principle $435,000 ($(0.03) per basic and diluted limited partner unit) and increase net income $7,504,000 ($0.48 and $0.47 per basic and diluted limited partner unit, respectively). Assuming the retroactive application of the service cost method of estimating the black lung liability, the pro forma net income for the three and nine months ended September 30, 2000 would have been approximately $11,331,000 and $15,573,000 or $0.72 and $0.99 per basic limited partner unit and $0.71 and $0.98 per diluted limited partner unit, respectively, as compared to reported net income of $11,560,000 and $16,024,000 or $0.74 and $1.02 per basic limited partner unit and $0.73 and $1.01 per diluted limited partner unit, respectively.


4.       RESTATEMENT


         Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended September 30, 2001, the Partnership determined that the change in the method of estimating the black lung benefits liability previously reported in its Form 10-Q for the quarter ended June 30, 2001 should have been accounted for as a change in accounting principle rather than as a change in the estimate of the black lung benefits liability. As a result, the accompanying unaudited consolidated financial statements as of and for the nine months ended September 30, 2001 have been restated from the amounts previously reported to appropriately present this change. A summary of the significant effects of the restatement is as follows (in thousands):

                                                      As Previously            As
                                                        Reported             Restated
                                                        --------             --------
At September 30, 2001:
  Accrued pneumoconiosis benefits                      $  14,233           $  14,420
  Total partners' deficit                                (35,035)            (35,222)

For the nine months ended September 30, 2001:
  Operating expenses                                   $ 227,880           $ 228,315
  Unusual items (income)                                  (7,691)                 --
  Income before cumulative effect of
     accounting change                                    20,332              12,206
  Cumulative effect of accounting change                      --               7,939
  Net income                                              20,332              20,145
  Basic net income per limited partner unit            $    1.29           $    1.28
  Diluted net income per limited partner unit          $    1.27           $    1.26


5.       UNUSUAL ITEMS


         The Partnership was involved in litigation with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Mt. Vernon terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the three months ended September 30, 2000 ("2000 Quarter"), included both cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12,141,000, which is net of litigation expenses of approximately $881,000 and an impairment charge of $2,439,000 relating to the facility's assets. Additionally during the 2000 Quarter, the Partnership recorded an expense of $2,675,000, consisting of $675,000 relating to a settlement and $2,000,000 attributable to contingencies associated with third party claims arising out of our mining operations. The net effect of these unusual items is $9,466,000.


6.       SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING DATA


                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                   -----------------------------         ------------------------------
                                       2001              2000                2001                2000
                                   ----------         ----------         ----------          ----------
Tons sold (000s)                        4,335              4,051             12,915              11,276
Tons produced (000s)                    3,905              3,249             11,973              10,305
Revenues per ton sold (1)          $    26.09         $    22.97         $    24.88          $    23.27
Cost per ton sold (2)              $    20.80         $    19.06         $    20.41          $    19.09

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


         EBITDA (income before net interest expense, depreciation, depletion and amortization) decreased 9.2% to $23.1 million for the 2001 Quarter compared with $25.4 million for the 2000 Quarter. The $2.3 million decrease is attributable to the unusual items recorded during the 2000 Quarter, which was partially offset by higher sales prices and utility demand during the 2001 Quarter, increased activity in the domestic coal brokerage market due to favorable spot price levels, and receipt and recognition of an insurance claim settlement of $2.8 million. See "Unusual items" described above.


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


         Operating expenses. Operating expenses increased 18.6% to $228.3 million for the 2001 Period from $192.6 million for the 2000 Period. The increase of $35.7 million primarily resulted from increased sales volumes and the addition of operating expenses associated with the new Gibson County Coal mining complex, which was not in operation during the 2000 Period, and difficult mining conditions were encountered at certain operations, which placed an undue burden on equipment scheduled for replacement, resulting in higher operating costs primarily offset by the receipt and recognition of an insurance claim settlement of approximately $2.8 million due to equipment losses and excess costs incurred at the Mettiki mine during the quarter ended March 31, 2000.


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



         EBITDA (income before net interest expense, depreciation, depletion and amortization) increased 15.5% to $66.3 million for the 2001 Period compared with $57.4 million for the 2000 Period. The $8.9 million increase is primarily attributable to the $7.9 million cumulative effect of accounting change. See "Part 1, Item 1. Financial Statements - Note 3. Accounting Change" in addition to higher sales prices and utility demand during the 2001 Period due to the new Gibson County Coal mining complex, which was not in operation during the 2000 Period, and receipt and recognition of an insurance claim settlement of approximately $2.8 million offset by difficult mining conditions that were encountered at certain operations.



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


         During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. Since the Partnership has previously adhered to accounting principles similar to SFAS No. 143 in accounting for its reclamation and mine closing costs, the Partnership does not believe that adoption of SFAS No. 143, effective January 1, 2003, will have a material impact on its financial position, results of operations or cash flows.


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


                               ALLIANCE RESOURCE PARTNERS, L. P.

                               By: Alliance Resource Management GP, LLC its managing general partner


                                        /s/ Michael L. Greenwood
                                        ----------------------------------------
                                        Michael L. Greenwood
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)