Form 10-K
period 2001-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2002-04-01
CIK 1086600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $178,670,542 on March 28, 2002, based on $24.18 per unit, the closing price of the common units as reported on the Nasdaq National Market on such date.

     As of March 28, 2002, 8,982,780 common units and 6,422,531 subordinated units are outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                      PART I
ITEM 1.  BUSINESS .......................................................................................     4

ITEM 2.  PROPERTIES .....................................................................................    17

ITEM 3.  LEGAL PROCEEDINGS...............................................................................    22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ..........................................    22

                                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS ............................    23

ITEM 6.  SELECTED FINANCIAL DATA ........................................................................    24

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........    25

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....................................    34

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................................................    35

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ...........    61

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER ...............................    61

ITEM 11. EXECUTIVE COMPENSATION .........................................................................    64

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT ..................................    68

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................................................    69

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ...............................    73

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "forecast", "may," "project", "will," and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to various risks, uncertainties and assumptions. Specific factors which could cause actual results to differ from those in the forward-looking statements, include:

         o competition in coal markets and our ability to respond to the competition;

         o fluctuation in coal price, which could adversely affect our operating results and cash flows;

         o deregulation of the electric utility industry and/or the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions;

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

         o our productivity levels and margins that we earn on our coal sales;

         o any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation and workers' compensation claims;

         o greater than expected environmental regulation, costs and liabilities;

         o a variety of operational, geologic, permitting, labor and weather-related factors;

         o        risk of major mine-related accidents or interruptions; and

         o        results of litigation.

         If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in "Risk Factors" above. The risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments

         You should consider the above information when reading any forward-looking statements contained:

         o        in this Annual Report on Form 10-K;

         o        other reports filed by us with the SEC;

         o        our press releases; and

         o oral statements made by us or any of our officers or other persons acting on our behalf.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     We are a diversified producer and marketer of coal to major United States utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the eighth largest coal producer in the eastern United States. At December 31, 2001, we had approximately 400.7 million tons of reserves in Illinois, Indiana, Kentucky, Maryland and West Virginia. In 2001, we produced 15.7 million tons of coal and sold 17.0 million tons of coal. The coal we produced in 2001 was 28.7% low-sulfur coal, 17.2% medium-sulfur coal and 54.1% high-sulfur coal. In 2001, approximately 91% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as "scrubbers," to remove sulfur dioxide. We classify low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2% and high-sulfur coal as coal with a sulfur content of greater than 2%.

     We currently operate seven mining complexes in Illinois, Indiana, Kentucky and Maryland. Six of our mining complexes are underground and one has multiple surface operations and a single underground mine. Our mining activities are organized into three operating regions: (a) the Illinois Basin operations, (b) the East Kentucky operations, and (c) the Maryland operations.

     We and our subsidiary, Alliance Resource Operating Partners, L.P. (referred to as the intermediate partnership), were formed to acquire, own and operate substantially all of the coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation formerly known as Alliance Coal Corporation. We completed our initial public offering on August 20, 1999, at which time Alliance Resource Holdings contributed substantially all of its operating assets and liabilities to the intermediate partnership.

     Our managing general partner, Alliance Resource Management GP, LLC, and our special general partner, Alliance Resource GP, LLC (collectively referred to as our general partners) own an aggregate 2% general partner interests in us. Our limited partners, including the general partners as holders of common units and subordinated units, own an aggregate 98% of the limited partner interests in us.

     The coal production and marketing assets of Alliance Resource Holdings acquired by us are referred to as our "predecessor." All 1999 operating data contained herein includes our results and our predecessor's results.

MINING OPERATIONS

     We produce a diverse range of steam coals with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications required by our customers. The following chart summarizes our production by region for the last five years.



OPERATING REGION AND MINES                             2001   2000   1999   1998   1997
--------------------------                             ----   ----   ----   ----   ----
                                                              (TONS IN MILLIONS)
Illinois Basin Operations:
      Dotiki, Pattiki, Hopkins County, Gibson County   10.2    8.4    8.5    7.9    5.2
East Kentucky Operations:
      Pontiki, MC Mining                                2.8    2.7    2.8    2.5    2.8
Maryland Operations:
      Mettiki                                           2.7    2.6    2.8    3.0    2.9
                                                       ----   ----   ----   ----   ----
             Total                                     15.7   13.7   14.1   13.4   10.9
                                                       ====   ====   ====   ====   ====

     ILLINOIS BASIN OPERATIONS

     Our Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. We have approximately 975 employees in the Illinois Basin and currently operate four mining complexes.

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

     Production from the mine is shipped via the CSX railroad, the Paducah & Louisville railroad and by truck on U.S. and state highways. Our primary customers for coal produced at Dotiki are Seminole Electric Cooperative, Inc. (Seminole), Tennessee Valley Authority (TVA) and Western Kentucky Energy Corp.
(WKE), which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units. During August 2001, Dotiki began construction of a new mine shaft and ancillary facilities, which is expected to be operational in late 2002 and will provide a new access for miners and supplies.

     White County Coal, LLC. White County Coal operates the Pattiki mine, which is an underground mining complex, located near New Harmony, Indiana in White County, Illinois. We began construction of the mine in 1980 and have operated it since its inception. Our Pattiki operation utilizes continuous mining units employing room-and-pillar mining techniques. We are in the process of extending our Pattiki mine into adjacent coal reserves, which will include two new shafts and ancillary facilities. This extension involves capital expenditures of approximately $30 million during the 2000-2003 period and allows the Pattiki mining complex to continue and expand its existing productive capacity for the next 15 years. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour.

     Production from the mine is shipped via the CSX railroad. Our primary customers for coal produced at Pattiki are Seminole and Cincinnati Gas & Electric Company, which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units.

     Hopkins County Coal, LLC. Hopkins County Coal is a mining complex located near Madisonville, Kentucky in Hopkins County, Kentucky. We acquired Hopkins County Coal in January 1998, and consistent with our acquisition plans, purchased new mining equipment and completed extensive equipment rebuilds during 1998. The operation has three surface mines, one of which is currently idle, and one underground mine. The surface operations utilize dragline mining, and the underground operation utilizes a continuous mining unit employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour.

     Production from the complex is shipped via the CSX and the Paducah & Louisville railroads and by truck on U.S. and state highways. Our primary customers for coal produced at Hopkins County Coal have been Louisville Gas & Electric Company (LG&E), TVA and WKE, which have purchased our coal pursuant to long-term contracts for use in their scrubbed generating units. As discussed under "Other Operations; Coal Synfuel" below, we now sell most of Hopkins County Coal's production to the synfuel facility owner, which in turn sells coal synfuel to LG&E, TVA and other potential customers. We have put in place "back-up" coal supply agreements with these customers, which automatically provide for sale of our coal to them in the event they do not receive coal synfuel.

     Gibson County Coal, LLC. Gibson County Coal is an underground mining complex located near Princeton, Indiana in Gibson County, Indiana. In October 1999, we announced the award of engineering and construction contracts for the development of dual mine slopes and a mine shaft to support mining operations. Subsequent contracts were awarded by our special general partner for the construction of a coal preparation plant and handling facilities, providing us access to these facilities under a long-term operating lease agreement. The mine began production with a single mining unit in November 2000. The Gibson County mining complex utilizes multiple continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 700 tons of raw coal an hour.

     Production from Gibson County Coal is a low-sulfur coal, shipped via truck approximately 10 miles on U.S. and state highways to our primary customer, PSI Energy Inc. (PSI), a subsidiary of Cinergy Corporation. In 1997, we acquired an additional 99.9 million tons of undeveloped recoverable reserves in Gibson County, which are not contiguous to the reserves currently being mined. We refer to these reserves as the Gibson County "South" reserves.

     EAST KENTUCKY OPERATIONS

     Our East Kentucky mining operations are located in the Central Appalachia coal fields. Our East Kentucky mines produce low-sulfur coal. We have approximately 435 employees and operate two mining complexes in East Kentucky.

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

     Production from the mine is shipped via the Norfolk Southern railroad or by truck via U.S. and state highways to various docks on the Big Sandy River in Kentucky. Our primary customers for coal produced at Pontiki are James River Cogeneration Company, the successor to Cogentrix of Virginia, Inc., and AEI Coal Sales Company, Inc.

     MC Mining, LLC. MC Mining is an underground mining complex located near Pikeville, Kentucky in Pike County, Kentucky. MC Mining was acquired in 1989. When we began operations in late 1996, MC Mining was operated by an unaffiliated contract mining company. During 2000, the contract mining agreement was terminated and MC Mining entered into an intercompany support services agreement with Excel Mining. Selected employees of the contractor and other qualified individuals were hired by Excel Mining, which is responsible for conducting all mining operations. The operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 800 tons of raw coal an hour.

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

     Mettiki Coal, LLC. Mettiki is an underground longwall mining complex located near Oakland, Maryland in Garrett County, Maryland. We constructed Mettiki in 1977 and have operated it since its inception. The operation utilizes a longwall miner for the majority of the coal extraction as well as continuous mining units used to prepare the mine for future longwall mining. The preparation plant has a throughput capacity of 1,350 tons of raw coal an hour.

     Our primary customer for coal produced at Mettiki is Virginia Electric and Power Company (VEPCO), which purchases the coal pursuant to a long-term contract for use in the generating units at its Mt. Storm, West Virginia power plant, located less than 20 miles away. Our coal is trucked to Mt. Storm over a private haul road, which links to a state highway. Mettiki is also served by the CSX railroad. We also process coal at Mettiki for Anker Energy Corporation and one of its affiliates.

     Mettiki Coal (WV), LLC. Mettiki (WV) has approximately 15.8 million tons of undeveloped recoverable reserves in Grant and Tucker Counties, West Virginia adjacent to Mettiki in Garrett County, Maryland. We currently conduct no mining operations at Mettiki (WV).

OTHER OPERATIONS

     MT. VERNON TRANSFER TERMINAL, LLC

     The Mt. Vernon terminal is a rail-to-barge loading terminal on the Ohio River in Mt. Vernon, Indiana. The terminal has a capacity of 5.5 million tons per year with existing ground storage. The terminal was used from 1983 through 1998 for shipments from Pattiki and Dotiki under our coal supply agreement with Seminole. Seminole now transports these shipments to its generating units directly by CSX railroad. We recently entered into coal supply agreements that are intended to ship approximately 1.4 million tons through the Mt. Vernon terminal in 2002.

     COAL SYNFUEL

     We recently entered into long-term agreements with Synfuel Solutions Operating LLC (SSO) to host and operate its coal synfuel facility at Hopkins County Coal, supply coal feedstock, assist with the coal synfuel marketing and provide other services through December 31, 2007. These agreements provide us with coal sales and service fees from SSO based on the synfuel facility throughput tonnage, which amounts are dependent on the ability of the facility's owners to use certain qualifying tax credits applicable to the facility. A portion of these services will be performed by a newly formed subsidiary, Alliance Service, Inc., which is subject to federal and state income tax. As discussed above in "Mining Operations; Illinois Basin; Hopkins County Coal", we now sell most of the coal produced at our Hopkins County Coal mining complex to SSO, while Alliance Coal Sales, an unincorporated sales business unit of Alliance Coal, assists SSO with the sale of its coal synfuel to our customers pursuant to a sales agency agreement. The term of each of these agreements is subject to early cancellation provisions customary for transactions of these types, including the unavailability of synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Therefore, the continuation of the operating revenues associated with the coal synfuel production facility cannot be assured. However, we have put in place "back up" coal supply agreements with each coal synfuel customer, which automatically provide for sale of our coal to them in the event they do not receive coal synfuel.

     COAL BROKERAGE

     We buy coal from outside producers throughout the eastern United States, which we then resell, both directly and indirectly, to utility and industrial customers. We purchased and sold approximately 535,000 tons of outside coal in 2001. We have a policy of matching our outside coal purchases and sales to minimize market risks associated with buying and reselling coal.

     ADDITIONAL SERVICES

     We develop and market additional services in order to establish ourselves as the supplier of choice for our customers. Examples of the kind of services we have offered to date include ash and scrubber sludge removal, coal yard maintenance, and arranging alternate transportation services.

COAL MARKETING and SALES

     As is customary in the coal industry, we have entered into long-term contracts with many of our customers. These arrangements are mutually beneficial. Our utility customers secure a fuel supply for their power plants for years into the future. Our long-term contracts contribute to both our customers' and our stability and profitability by providing greater predictability of sales volumes and sales prices. In 2001, approximately 78% of our sales tonnage, accounting for 75% of our total revenue, was sold under long-term contracts (contracts having a term of greater than one year) with maturities ranging from 2001 to 2012. Our total nominal commitment under significant long-term contracts was approximately 84.6 million tons at December 31, 2001 and is expected to be delivered as follows: 15.4 million tons in 2002,
12.6 million tons in 2003, 11.9 million tons in 2004 and 11.6 million tons in 2005 and 2006, and 21.5 million tons thereafter during the remaining terms of the relevant coal supply agreements. The total commitment of coal under contract is an approximate number because, in some instances, our contracts contain provisions that could cause the nominal total commitment to increase or decrease by as much as 20%. The contractual time commitments for customers to nominate future purchase volumes under these contracts are sufficient to allow us to balance our sales commitments with production capacity. In addition, the nominal total commitment can otherwise change because of price reopener provisions contained in certain of these long-term contracts. We believe our long-term contract position compares favorably to those of our competitors.

     The terms of long-term contracts are the results of both bidding procedures and extensive negotiations with the customer. As a result, the terms of these contracts vary significantly in many respects, including, among others, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, coal qualities, and quantities. Virtually all of our long-term contracts are subject to price adjustment provisions which permit an increase or decrease periodically in the contract price to reflect changes in specified price indices or items such as taxes, royalties or actual production costs. These provisions, however, may not assure that the contract price will reflect every change in production or other costs. Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can lead to early termination of a contract. Some of the long-term contracts also permit the contract to be reopened to renegotiate terms and conditions other than the pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract. The long-term contracts typically stipulate procedures for quality control, sampling and weighing. Most contain provisions requiring us to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility and other qualities. Failure to meet these specifications can result in economic penalties or termination of the contracts. While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location. Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.

RELIANCE on MAJOR CUSTOMERS

     Our three largest customers in 2001 were Seminole, TVA and VEPCO. Sales to these customers in the aggregate accounted for approximately 41% of our 2001 total revenues, and sales to each of these customers accounted for more than 10% of our 2001 total revenues. Each of these customers has purchased coal regularly from us for more than 15 years. In addition, under the agreements we have entered into with SSO to supply coal feedstock and other services, we now sell most of the coal produced at our Hopkins County Coal facility to SSO. SSO, through Alliance Coal Sales, acting as its agent, in turn sells coal synfuel to our former customers at Hopkins County Coal, including TVA. As a result, in 2002 it is likely that our coal sales to SSO will account for more than 10% of our revenues, while our sales to TVA will no longer account for more than 10% of our revenues.

     On February 28, 2002, a major customer of our Pontiki mine (not one of the three major customers discussed above) voluntarily filed for Chapter 11 bankruptcy protection. Accompanying the bankruptcy filing was a pre-packaged plan of reorganization unanimously approved by certain creditor classes. The customer has represented in its bankruptcy filing and public press releases that all existing trade claims will be paid in full and a vast majority of its contracts will be continued without any adverse impact. All of the accounts receivable under the long-term contract with this customer are current. Management does not anticipate that this event will have a material impact on our financial condition or results of operations.

COMPETITION

     The United States coal industry is highly competitive with numerous producers in all coal producing regions. We compete with other large producers and hundreds of small producers in the United States. The largest coal company is estimated to have sold approximately 15% of the total 2001 tonnage sold in the United States market. We compete with other coal producers primarily on the basis of coal price at the mine, coal quality (including sulfur content), transportation cost from the mine to the customer, and the reliability of supply. Continued demand for our coal and the prices that we obtain are also affected by demand for electricity, environmental and government regulations, technological developments, and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil, and hydroelectric power.

TRANSPORTATION

     Our coal is transported to our customers by rail, truck and barge. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 10% to 80% of the delivered cost of a customer's coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers.

     Customers pay the transportation costs from the contractual F.O.B. point (free-on-board point), which is consistent with practice in the industry and is generally from the mine to the customer's plant. In 2001, the largest volume transporter of our coal production was the CSX railroad, which moved approximately 50% of our tonnage over its rail system. The practices of, and rates set by, the railroad serving a particular mine or customer might affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mine. At our Gibson and Mettiki mines, a contractor operates a truck delivery system that transports the coal from the mine to the primary customer's power plant.

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

     -   storage and handling of explosives;

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

     - the effects (if any) that mining has on groundwater quality and availability; and

     -   legislatively mandated benefits for current and retired coal miners.

     In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal. The possibility exists that new legislation or regulations, or new interpretations of existing laws or regulations, may be adopted that may have a significant impact on our mining operations or our customers' ability to use coal, or may require us or our customers to change our or their operations significantly or to incur substantial costs.

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

     MINING PERMITS AND APPROVALS

     Numerous governmental permits or approvals are required for mining operations. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. All requirements imposed by any of these authorities may be costly and time-consuming, and may delay commencement or continuation of mining operations. Future legislation and administrative regulations may emphasize more heavily the protection of the environment and, as a consequence, our activities may be more closely regulated. Legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs, or delays, interruptions or termination of operations, the extent of any of which cannot be predicted.

     Before commencing mining on a particular property, we must obtain mining permits and approvals by state regulatory authorities of a reclamation plan for restoring, upon the completion of mining, the mined property to its approximate prior condition, productive use or other permitted condition. Typically, we commence actions to obtain permits between 18 and 24 months before we plan to mine a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. We have not experienced material or significant difficulties in obtaining mining permits in the areas where our reserves are currently located. However, we cannot assure you that we will not experience difficulty in obtaining mining permits in the future.

     On January 29, 2002, the West Virginia Department of Environmental Protection (West Virginia DEP) denied a permit application for the mining of approximately 3.1 million tons of Mettiki (WV)'s non-reserve coal deposits. Mettiki planned to mine the tons covered by the denied permit from its existing underground infrastructure because this portion of Mettiki (WV)'s non-reserve coal deposits are contiguous to Mettiki's reserves located in Maryland. We have appealed the permit denial by the West Virginia DEP to the West Virginia Surface Mining Board and hearings have been scheduled during May 2002.

     Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws. Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations which have outstanding environmental violations. Although we have been cited for violations in the ordinary course of our business, we have never had a permit suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

     MINE HEALTH AND SAFETY LAWS

     Stringent safety and health standards have been imposed by federal legislation since 1969 when the Coal Mine Health and Safety Act of 1969 (CMHSA) was adopted. CMHSA resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of CMHSA, imposes comprehensive safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of CMHSA and the Mine Safety and Health Act of 1977, the Black Lung Benefits Act requires payments of benefits by all businesses that conduct current mining operations to a coal miner with black lung disease and to some survivors of a miner who dies from this disease. Most of the states where we operate also have state programs for mine safety and health regulation and enforcement. In combination, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and rigorous system for protection of employee safety and health affecting any segment of any industry. Even the most minute aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. This regulation has a significant effect on our operating costs. For example, new regulations governing exposures to diesel particulate matter in underground mines will likely increase our compliance costs in 2002. However, our competitors in all of the areas in which we operate are subject to the same laws and regulations.

     BLACK LUNG BENEFITS ACT (BLBA)

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

     The U.S. Department of Labor published revised regulations in December 2000, that became effective in January 2001, that will alter the claims process for federal black lung benefit recipients, which among other things:

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

     Because the revised regulations are expected to result in an increase in the incidence and recovery of black lung claims, both the coal and insurance industries are currently challenging certain provisions of the revised regulations through litigation. A federal judge upheld these regulations in August 2001. An appeal was filed in August 2001. In addition, Congress and state legislatures regularly consider various items of black lung legislation, which, if enacted, could adversely affect our business financial condition and results of operations.

     WORKERS' COMPENSATION

     We are required to compensate employees for work-related injuries. Several states in which we operate consider changes in workers compensation laws from time to time.

     COAL INDUSTRY RETIREE HEALTH BENEFITS ACT (CIRHBA)

     The Federal CIRHBA was enacted to provide for the funding of health benefits for some United Mine Workers of America retirees. The act merged previously established union benefit plans into a single fund into which "signatory operators" and "related persons" are obligated to pay annual premiums for beneficiaries. The act also created a second benefit fund for miners who retired between July 21, 1992, and September 30, 1994, and whose former employers are no longer in business. Because of our union-free status, we are not required to make payments to retired miners under CIRHBA, with the exception of limited payments made on behalf of predecessors of MC Mining, LLC. However, in connection with the sale of the coal assets acquired by Alliance Resource Holdings in 1996, MAPCO Inc. agreed to retain, and be responsible for, all liabilities under CIRHBA.

     SURFACE MINING CONTROL AND RECLAMATION ACT (SMCRA)

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

     SMCRA and similar state statutes, require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires us to restore the surface to approximate the original contours as contemporaneously as practicable with the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be released is five years after reclamation has been achieved. Federal law and some states impose on mine operators the responsibility for replacing certain water supplies damaged by mining operations and repairing or compensating for damage occurring on the surface as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on underground-mined coal. We have accrued for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and acid mine drainage control on a statewide basis.

     Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators and other third parties can be imputed to other companies which are deemed, according to the regulations, to have "owned" or "controlled" the third party violator. Sanctions against the "owner" or "controller" are quite severe and can include being blocked from receiving new permits and revocation of any permits that have been issued since the time of the violations or, in the case of civil penalties and reclamation fees, since the time their amounts became due. We are not aware of any currently pending or asserted claims against us relating to the "ownership" or "control" theories discussed above. However, we cannot assure you that such claims will not develop in the future.

     CLEAN AIR ACT (CAA)

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

     The CAA also indirectly affects coal mining operations by requiring utilities that currently are major sources of nitrogen oxides (NOx) in moderate or higher ozone nonattainment areas to install reasonably available control technology for NOx, which are precursors of ozone. In October 1998, the U.S. Environmental Protection Agency (EPA) issued a rule requiring 22 eastern states and the District of Columbia to make substantial reductions in NOx emissions by the year 2003, which was substantially upheld by the U.S. Court of Appeals for the D.C. Circuit on March 3, 2000. On March 5, 2001, the U.S. Supreme Court declined to review that decision, in response to a petition by seven states and the power and coal industries. This deadline was recently extended by EPA to 2004. EPA expects that affected states will achieve reductions by requiring power plants to make substantial reductions in their NOx emissions. This in turn will require power plants to install reasonably available control technology and additional control measures. Installation of reasonably available control technology and additional measures required under EPA regulations will make it more costly to operate coal-fired plants and, depending on the requirements of individual state implementation plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on our business, financial condition and results of operations. The effect these regulations, or other requirements that may be imposed in the future, could have on the coal industry in general and on our business in particular cannot be predicted with certainty. We cannot assure you that the implementation of the CAA, the new National Ambient Air Quality Standards (NAAQS) discussed below, or any other current or future regulatory provision, will not materially adversely affect us.

     In addition, EPA has already issued and is considering further regulations relating to fugitive dust and emissions of other coal-related pollutants such as mercury, nickel, dioxin and fine particulates. For example, in July 1997 EPA adopted new, more stringent NAAQS for particulate matter, which may require some states to change existing implementation plans. These NAAQS are expected to be implemented by 2003. These NAAQS were effectively affirmed by the U.S. Supreme Court on February 27, 2001, subject to the resolution of certain issues pending on remand. That decision upheld the constitutionality of EPA's NAAQS statutory authority, finding that EPA acted properly in not considering costs in setting the NAAQS, and remanded the case to the U.S. Court of Appeals for the D.C. Circuit to dispose of any remaining challenges to the rules. On March 26, 2002, the U.S. Court of Appeals for the D.C. Circuit upheld EPA's NAAQS. Because coal mining operations and utilities emit particulate matter, our mining operations and utility customers are likely to be directly affected when the revisions to the NAAQS are implemented by the states. Both Congress and EPA are considering additional controls on other air pollutants emitted by electric utilities. Any such controls, if adopted, could adversely affect the market for coal.

     EPA has filed suit against a number of our customers over implementation of new source performance standards and preconstruction review requirements for new sources and major modifications under the prevention of significant deterioration and nonattainment regulations. This issue surrounds the issue of what constitutes regular maintenance versus new construction. Some of our customers have agreed to or proposed settlements with EPA while others are preparing for litigation. These and other regulatory developments may restrict the size of our market, and the type of coal in demand. This in turn could adversely affect our ability to develop new mines, or could require us or our customers to modify existing operations.

     FRAMEWORK CONVENTION ON GLOBAL CLIMATE CHANGE (KYOTO PROTOCOL)

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

     In March 2001, President Bush expressed his opposition to the Kyoto Protocol and stated that he did not believe that the government should impose mandatory carbon dioxide emission reductions on power plants. In February 2002, President Bush proposed voluntary actions to reduce greenhouse gas intensity of the United States. Greenhouse gas intensity measures the ratio of greenhouse gas emissions, such as carbon dioxide, to economic output. The President's climate change initiative calls for a reduction in greenhouse gas intensity over the next ten years, which is approximately equivalent to the reduction that has occurred over each of the past two decades. These restrictions, if established through regulation or legislation, could have a material adverse effect on our business, financial condition and results of operations.

     CLEAN WATER ACT (CWA)

     The Federal CWA affects coal mining operations by imposing restrictions on effluent discharge into waters. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water. We are also subject to CWA Section 404, which imposes permitting and mitigation requirements associated with the dredging and filling of wetlands. The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands. We believe we have obtained all necessary wetlands permits required under CWA
Section 404. However, mitigation requirements under those existing, and possible future, wetlands permits may vary considerably. In January 2001, the U.S Supreme Court issued a decision narrowing the CWA jurisdiction over isolated wetlands not connected to navigable waters. It is not yet known how this will affect wetland mitigation and protection programs under federal and state laws. At this time we do not anticipate any increase in such requirements or in post-mining reclamation accrual requirements. For that reason, the setting of post-mine reclamation accruals for such mitigation projects is difficult to ascertain with certainty. We believe that we have obtained all permits required under the CWA as traditionally interpreted by the responsible agencies. Although more stringent permitting requirements may be imposed in the future, we are not able to accurately predict the impact, if any, of any such permitting requirements.

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

     SAFE DRINKING WATER ACT (SDWA)

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

     In addition to establishing the underground injection control program, the Federal SDWA also imposes regulatory requirements on owners and operators of "public water systems." This regulatory program could impact our reclamation operations where subsidence, or other mining-related problems, require the provision of drinking water to affected adjacent homeowners. However, the Federal SDWA defines a "public water system" for purposes of regulatory jurisdiction as a system for the provision to the public of water for human consumption through pipes or other constructed conveyances, if the system has at least fifteen service connections or regularly serves at least twenty-five individuals. It is unlikely that any of our reclamation activities would require the provision of such a "public water system." While we have drinking water supply sources for our employees and contractors that are subject to SDWA regulation, the SDWA is unlikely to have a material impact on our operations.

     COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT
(CERCLA)

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

     TOXIC SUBSTANCES CONTROL ACT (TSCA)

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

     RESOURCE CONSERVATION AND RECOVERY ACT (RCRA)

     The Federal RCRA affects coal mining operations by imposing requirements for the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are exempted from regulation under RCRA by statute. RCRA also allows EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. While these laws impose ongoing compliance obligations, we do not believe that these costs will have a material impact on our operations.

     COAL COMBUSTION BY-PRODUCTS

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

     While we cannot predict the ultimate outcome of EPA's assessment, we believe the beneficial uses of coal combustion by-products (like the practice of placing this by-product in abandoned mine areas) that we employ do not constitute poor environmental practices because among other things, our CWA discharge permits for treated acid mine drainage contain parameters for pollutants of concern, such as metals, and those permits require monitoring and reporting of effluent quality data. Small quantities of regulated hazardous wastes are generated at some of our facilities. However, we do not believe that the cost of complying with applicable regulations for those wastes will have a material impact on our operations.

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

EMPLOYEES

     We have approximately 1,745 employees, including approximately 100 corporate employees and approximately 1,645 employees involved in active mining operations. Our work-force is entirely union-free. Relations with our employees are generally good.

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

     Our reported coal reserves are those that we believe can be economically and legally extracted or produced at the time of the filing of this Annual Report on Form 10-K. In determining whether our reserves meet this economical and legal standard, we take into account, among other things, our potential ability or inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices.

     As of December 31, 2001, we had approximately 400.7 million tons of coal reserves. All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves.

     The following table sets forth reserve information, as of December 31, 2001, about each of our mining complexes.

                                          Heat           Proven and Probable Reserves
                                         Content        -------------------------------      Reserve Assignment
                               Mine       (Btus             Pounds SO2 per MMbtu            --------------------
Operations                     Type     per pound)    <1.2    1.2 - 2.5   >2.5     Total    Assigned  Unassigned
----------                  ----------- ----------    ----    ---------   ----     -----    --------  ----------
                                                             (tons in millions)
Illinois Basin Operations
  Dotiki                    Underground   12,500        --        --      88.9      88.9      88.9        --
  Pattiki                   Underground   11,700        --        --      53.9      53.9      53.9        --
  Hopkins County            Underground   11,300        --        --      21.4      21.4       1.4      20.0
    Coal                    / Surface                   --        --      11.6      11.6      11.6        --
  Gibson County             Underground   11,600        --      36.2        --      36.2      36.2        --
    Coal (North)
  Gibson County             Underground   11,600        --      55.0      44.9      99.9        --      99.9
    Coal (South)
                                                      ----     -----     -----     -----     -----     -----
      Region Total                                      --      91.2     220.7     311.9     192.0     119.9
                                                      ----     -----     -----     -----     -----     -----
East Kentucky Operations
  Pontiki/Excel             Underground   12,800      16.0       1.9        --      17.9      17.9        --
  MC Mining/Excel           Underground   12,800      22.0        --        --      22.0      22.0        --
                                                      ----     -----     -----     -----     -----     -----
      Region Total                                    38.0       1.9        --      39.9      39.9        --
                                                      ----     -----     -----     -----     -----     -----

Maryland Operations
  Mettiki                   Underground   13,000        --      15.0      18.1      33.1      18.1      15.0
  Mettiki(WV)               Underground   13,000        --        --      15.8      15.8      10.2       5.6
                                                      ----     -----     -----     -----     -----     -----
                                                        --      15.0      33.9      48.9      28.3      20.6
                                                      ----     -----     -----     -----     -----     -----

      Total                                           38.0     108.1     254.6     400.7     260.2     140.5
                                                      ====     =====     =====     =====     =====     =====

      % of Total                                       9.5%     27.0%     63.5%    100.0%     64.9%     35.1%
                                                      ====      ====      ====     =====      ====      ====

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

     Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflects estimated losses involved in producing a saleable product. All of our reserves are steam coal. The 38.0 million tons of reserves listed as <1.2 pounds of SO2 per MMbtu are compliance coal.

     Assigned reserves are those reserves that have been designated for mining by a specific operation.

     Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.

     BTU values are reported on an as shipped, fully washed, basis. Shipments that are either fully or partially raw will have a lower BTU value.

     A permit application related to the 15.8 million tons of reserves controlled by Mettiki (WV) has been submitted to the West Virginia Department of Environmental Protection ("West Virginia DEP"). The West Virginia DEP has not advised us concerning the status of the permit application. In regard to a different permit application concerning other coal reserves, on January 29, 2002, the West Virginia DEP denied such permit application related to 3.1 million tons of coal that are not contiguous to the 15.8 million tons of reserves. Consequently, the 3.1 million tons is classified as a non-reserve coal deposit and not included in our reported reserves. The permit denial has been appealed to the West Virginia Surface Mining Board.

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

     The following table sets forth production data about each of our mining complexes.


                                   Tons Produced
                                 ------------------
Operations                       2001   2000   1999    Transportation      Equipment
----------                       ----   ----   ----   -----------------    ---------
                                 (tons in millions)
Illinois Basin Operations
  Dotiki                          4.6    3.9    3.6   CSX; truck; barge       CM
  Pattiki                         1.9    2.3    2.3   CSX; truck; barge       CM
  Hopkins County Coal             2.0    2.1    2.6   CSX, PAL; truck         DL; CM
  Gibson County Coal (North)      1.7    0.1     --   Truck                   CM
                                 ----   ----   ----
      Region Total               10.2    8.4    8.5
                                 ----   ----   ----

East Kentucky Operations
  Pontiki/Excel                   1.7    1.9    1.8   NS; truck               CM
  MC Mining/Excel                 1.1    0.8    1.0   NS; truck               CM
                                 ----   ----   ----
      Region Total                2.8    2.7    2.8
                                 ----   ----   ----

Maryland Operations
  Mettiki                         2.7    2.6    2.8   Truck; CSX              LW; CM
                                 ----   ----   ----
        Total                    15.7   13.7   14.1
                                 ----   ----   ----

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

     RISKS INHERENT IN OUR BUSINESS

     - Competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

     - We expect most newly constructed power plants to be fueled by natural gas. Any change in consumption patterns by utilities away from the use of coal could affect our ability to sell the coal we produce.

     - From time to time conditions in the coal industry may make it more difficult for us to extend existing or enter into new long-term contracts. This could affect the stability and profitability of our operations.

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

     - We depend on a few customers for a significant portion of our revenues, and the loss of one or more significant customers could impact our ability to sell the coal we produce.

     - Litigation relating to disputes with our customers may result in substantial costs, liabilities and loss of revenues.

     - The term of each of the agreements associated with the coal synfuel facility at Hopkins County Coal is subject to early cancellation provisions customary for transactions of these types, including the unavailability of synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Therefore, the continuation of the operating revenues associated with the coal synfuel production facility cannot be assured.

     - Any loss of the benefit from state tax credits may affect adversely our ability to pay distributions.

     - Coal mining is subject to inherent risks that are beyond our control and these risks may not be fully covered under our insurance policies.

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

     - The estimates of our reserves may prove inaccurate, and unitholders should not place undue reliance on these estimates.

     - Cash distributions are not guaranteed and may fluctuate with our performance. In addition, our managing general partner's discretion in establishing reserves may negatively impact a unitholder's receipt of cash distributions.

     - Our indebtedness may limit our ability to borrow additional funds, make distributions to unitholders or capitalize on business opportunities.

     RISKS INHERENT IN AN INVESTMENT IN THE PARTNERSHIP

     - Unitholders have limited voting rights and do not control our managing general partner.

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

     - Our managing general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

     -   Unitholders may not have limited liability under some circumstances.

     REGULATORY RISKS

     - Federal and state laws require bonds to secure our obligations related to (a) the statutory requirement that we return mined property to its approximate original condition and (b) workers compensation. We may have difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits. As of December 31, 2001, we had $64.1 million of surety bonds in place. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would have a material adverse effect on us.

     - We are subject to federal, state and local regulations on health, safety, environmental and numerous other matters. These regulations increase our costs of doing business, or discourage customers from buying our coal.

     - We have black lung benefits and workers' compensation obligations that could increase if new legislation is enacted.

     - The Clean Air Act affects our customers and could significantly influence their purchasing decisions. New regulations under the Clean Air Act could also reduce demand for our coal.

     - The passage of legislation responsive to the Kyoto Protocol could result in a reduced use of coal by electric power generators. Any such reduction in use could adversely affect our revenues and results of operations.

     - We are subject to the Clean Water Act which imposes limitations, and monitoring and reporting obligations, on our discharge of pollutants into water. Those limitations and obligations may become more stringent and result in restricted operations and increased costs.

     - We are subject to the Safe Drinking Water Act, which imposes various requirements on us.

     - We are subject to reclamation, mine closure and real property restoration regulatory obligations and must accrue for the estimated cost of complying with these regulations.

     - We could incur significant costs under federal and state Superfund and waste management statutes.

     TAX RISKS TO COMMON UNITHOLDERS

     - The IRS could choose to treat us as a corporation, which would substantially reduce the cash available for distribution to unitholders.

     -   We have not requested an IRS ruling with respect to our tax treatment.

     - You may be required to pay taxes on income from us even if you receive no cash distributions.

     - Tax gain or loss on disposition of common units could be different than expected.

     - Common unitholders, other than individuals who are U.S. residents, may experience adverse tax consequences from owning common units.

     - We have registered with the IRS as a tax shelter. This may increase the risk of an IRS audit of us or a common unitholder.

     - We treat a purchaser of common units as having the same tax benefits as the seller. The IRS may challenge this treatment, which could adversely affect the value of common units.

     - Common unitholders will likely be subject to state and local taxes as a result of an investment in common units.

ITEM 3.   LEGAL PROCEEDINGS

     We are subject to various types of litigation in the ordinary course of our business. Disputes with our customers over the provisions of long-term coal supply contracts arise occasionally and generally relate to, among other things, coal quality, quantity, pricing, and the existence of force majeure conditions. Other than the contract dispute with PSI described under "Other" in Item 8. Financial Statements and Supplementary Data. - Note 15. Commitments and Contingencies, we are not involved in any litigation involving our long-term coal supply contracts. However, we cannot assure you that disputes will not occur or that we will be able to resolve those disputes in a satisfactory manner. We are not engaged in any litigation which we believe is material to our operations, including under the various environmental protection statutes to which we are subject. The information under "General Litigation" under "Item 8. Financial Statements and Supplementary Data. - Note 15. Commitments and Contingencies" is incorporated herein by this reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS

     The common units representing limited partners' interest are listed on the Nasdaq National Market under the symbol "ARLP." The common units began trading on August 20, 1999, when the market price for the initial public offering of the common units was $19.00 per unit. On March 28, 2002, the closing market price for the common units was $24.18 per unit. There were approximately 9,200 record holders and beneficial owners (held in street name) at December 31, 2001 of common units.

     The following table sets forth, the range of high and low sales price per common unit and the amount of cash distribution declared and paid with respect to the units, for the two most recent fiscal years.


                               HIGH         LOW          DISTRIBUTIONS PER UNIT
                               ----         ---          ----------------------
1st Quarter 2000            $   14.50     $   12.13     $0.50 (paid May 15, 2000)

2nd Quarter 2000            $   15.13     $   12.63     $0.50 (paid August 14, 2000)

3rd Quarter 2000            $   17.75     $   14.25     $0.50 (paid November 14, 2000)

4th Quarter 2000            $   18.25     $   15.00     $0.50 (paid February 14, 2001)

1st Quarter 2001            $   22.50     $   16.63     $0.50 (paid May 15, 2001)

2nd Quarter 2001            $   29.99     $   20.63     $0.50 (paid August 14, 2001)

3rd Quarter 2001            $   25.20     $   21.73     $0.50 (paid November 14, 2001)

4th Quarter 2001            $   27.45     $   22.65     $0.50 (paid February 14, 2002)

     We have also issued 6,422,531 subordinated units, all of which are held by the special general partner, for which there is no established public trading market.

     We will distribute to our partners (including holders of subordinated units), on a quarterly basis, all of our available cash. "Available cash" generally means, with respect to any quarter, all cash on hand at the end of each quarter less cash reserves in the amount necessary or appropriate in the reasonable discretion of the managing general partner to (a) provide for the proper conduct of our business, (b) comply with applicable law of any debt instrument or other agreement of ours or any of its affiliates, or (c) provide funds for distributions to unitholders and the general partners for any one or more of the next four quarters. Available cash is defined in our partnership agreement listed as an exhibit of this Annual Report on Form 10-K. Our partnership agreement defines minimum quarterly distributions (MQDs) as $0.50 for each full fiscal quarter. Distributions of available cash to the holder of the subordinated units are subject to the prior rights of the holders of the common units to receive MQDs for each quarter during the subordination period, and to receive any arrearages in the distribution of the MQDs on the common units for prior quarters during the subordination period. The subordination period will generally not end before September 30, 2004. Under certain circumstances, up to half of the subordinated units may convert into common units before the end of the subordination period, which will generally not occur before September 30, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

     On August 20, 1999, we completed our initial public offering whereby we became the successor to the business of our predecessor. Our selected pro forma and historical financial data below was derived from our audited consolidated financial statements as of December 31, 2001, 2000 and 1999, for the years ended December 31, 2001 and 2000 and the period from our commencement of operations (on August 20, 1999) to December 31, 1999, the audited combined financial statements of our predecessor, as of August 19, 1999, and for the period from January 1, 1999 to August 19, 1999, and as of and for the years ended December 31, 1998, and 1997.


(in millions, except per unit and per ton data)                                 Partnership
                                                ---------------------------------------------------------------------
                                                                                                          From
                                                                                                      Commencement
                                                                                                    of Operations (on
                                                          Year Ended                Pro Forma        August 20, 1999)
                                                          December 31,              Year Ended             to
                                                ------------------------------      December 31,        December 31,
                                                   2001                2000           1999(1)             1999
                                                ------------      ------------      ------------    -----------------
STATEMENTS OF INCOME:
Sales and operating revenues
  Coal sales                                    $      422.0      $      347.2      $      345.9     $      128.8
  Transportation revenues(2)                            18.1              13.5              19.1              4.9
  Other sales and operating revenues                     6.2               2.8               0.9              0.4
                                                ------------      ------------      ------------     ------------
    Total revenues                                     446.3             363.5             365.9            134.1
                                                ------------      ------------      ------------     ------------

Expenses
  Operating expenses                                   308.0             257.4             242.0             89.9
  Transportation expenses(2)                            18.1              13.5              19.1              4.9
  Outside purchases                                     31.8              16.9              24.2              6.4
  General and administrative                            17.7              15.2              15.1              6.2
  Depreciation, depletion and amortization              45.5              39.1              39.7             15.1
  Interest expense                                      16.8              16.6              19.4              5.9
  Unusual items(3)                                        --              (9.5)               --               --
                                                ------------      ------------      ------------     ------------
    Total expenses                                     437.9             349.2             359.5            128.4
                                                ------------      ------------      ------------     ------------
Income from operations                                   8.4              14.3               6.4              5.7
Other income (expense)                                   0.8               1.3               1.2              0.6
                                                ------------      ------------      ------------     ------------
Income before income taxes and
  cumulative effect of accounting change                 9.2              15.6               7.6              6.3
Income tax expense                                        --                --                --               --
                                                ------------      ------------      ------------     ------------
Income before cumulative effect of
  accounting change                                      9.2              15.6               7.6              6.3
Cumulative effect of accounting change(4)                7.9                --                --               --
                                                ------------      ------------      ------------     ------------
Net income                                      $       17.1      $       15.6      $        7.6     $        6.3
                                                ============      ============      ============     ============
Basic net income per limited partner unit       $       1.09      $       0.99      $       0.48     $       0.40
                                                ============      ============      ============     ============
Basic net income per limited partner unit
  before accounting change                      $       0.58      $       0.99      $       0.48     $       0.40
                                                ============      ============      ============     ============
Diluted net income per limited partner unit     $       1.07      $       0.98      $       0.48     $       0.40
                                                ============      ============      ============     ============
Diluted net income per limited partner unit
  before accounting change                      $       0.57      $       0.98      $       0.48     $       0.40
                                                ============      ============      ============     ============
Weighted average number of units
  outstanding-basic                               15,405,311        15,405,311        15,405,311       15,405,311
                                                ============      ============      ============     ============
Weighted average number of units
  outstanding-diluted                             15,684,550        15,551,062        15,405,311       15,405,311
                                                ============      ============      ============     ============

BALANCE SHEET DATA:
Working capital (deficit)                       $       (2.3)     $       38.6      $         --     $       61.2
Total assets                                           290.9             309.2                --            314.8
Long-term debt                                         211.3             226.3                --            230.0
Total liabilities                                      337.8             341.0                --            330.7
Net Parent investment                                     --                --                --               --
Partners' capital (deficit)                            (46.9)            (31.8)               --            (15.9)
OTHER OPERATING DATA:
Tons sold                                               17.0              15.0              15.0              5.6
Tons produced                                           15.7              13.7              14.1              5.3
Revenues per ton sold(5)                        $      25.19      $      23.33      $      23.12     $      23.07
Cost per ton sold(6)                            $      21.03      $      19.30      $      18.75     $      18.30
OTHER FINANCIAL DATA:
EBITDA(7)                                       $       79.4      $       71.3      $       66.7     $       27.3
Net cash provided by (used in)
  operating activities                                  63.7              71.4                --            (13.9)
Net cash used in investing activities                  (26.2)            (41.0)               --            (43.9)
Net cash provided by (used in)
  financing activities                                 (35.2)            (31.4)               --             65.8
Maintenance capital expenditures(8)                     24.4              21.2               6.0              6.0


(in millions, except per unit and per ton data)                        Predecessor
                                                       ------------------------------------------

                                                           For the
                                                         period from
                                                       January 1, 1999           Year Ended
                                                              to                December 31,
                                                          August 19,       ----------------------
                                                             1999            1998          1997
                                                       ---------------     -------        -------
STATEMENTS OF INCOME:
Sales and operating revenues
  Coal sales                                                $ 217.0        $ 357.4        $ 305.3
  Transportation revenues(2)                                   14.2           41.4           42.7
  Other sales and operating revenues                            0.6            4.5            8.5
                                                            -------        -------        -------
    Total revenues                                            231.8          403.3          356.5
                                                            -------        -------        -------

Expenses
  Operating expenses                                          152.1          237.6          197.4
  Transportation expenses(2)                                   14.2           41.4           42.7
  Outside purchases                                            17.7           51.2           49.8
  General and administrative                                    8.9           15.3           15.4
  Depreciation, depletion and amortization                     24.6           39.8           33.7
  Interest expense                                              0.1            0.2             --
  Unusual items(3)                                               --            5.2             --
                                                            -------        -------        -------
    Total expenses                                            217.6          390.7          339.0
                                                            -------        -------        -------
Income from operations                                         14.2           12.6           17.5
Other income (expense)                                          0.5           (0.1)           0.5
                                                            -------        -------        -------
Income before income taxes and
  cumulative effect of accounting change                       14.7           12.5           18.0
Income tax expense                                              4.5            3.8            4.3
                                                            -------        -------        -------
Income before cumulative effect of
  accounting change                                            10.2            8.7           13.7
Cumulative effect of accounting change(4)                        --             --             --
                                                            -------        -------        -------
Net income                                                  $  10.2        $   8.7        $  13.7
                                                            =======        =======        =======
Basic net income per limited partner unit
Basic net income per limited partner unit
  before accounting change
Diluted net income per limited partner unit
Diluted net income per limited partner unit
  before accounting change
Weighted average number of units
  outstanding-basic
Weighted average number of units
  outstanding-diluted

BALANCE SHEET DATA:
Working capital (deficit)                                   $  11.2        $   7.1        $  10.3
Total assets                                                  262.8          261.1          245.8
Long-term debt                                                  1.8            1.7            1.9
Total liabilities                                             110.2          108.3           87.0
Net Parent investment                                         151.6          152.8          158.8
Partners' capital (deficit)                                      --             --             --
OTHER OPERATING DATA:
Tons sold                                                       9.4           15.1           12.4
Tons produced                                                   8.8           13.4           10.9
Revenues per ton sold(5)                                    $ 23.15        $ 23.97        $ 25.31
Cost per ton sold(6)                                        $ 19.01        $ 20.14        $ 21.18
OTHER FINANCIAL DATA:
EBITDA(7)                                                   $  39.4        $  52.5        $  51.7
Net cash provided by (used in)
  operating activities                                         32.9           50.5           53.2
Net cash used in investing activities                         (21.5)         (35.6)         (22.4)
Net cash provided by (used in)
  financing activities                                        (11.4)         (14.9)         (30.8)
Maintenance capital expenditures(8)                            15.5           17.2           15.2

(1) The unaudited selected pro forma financial and operating data for the year ended December 31, 1999, is based on the historical financial statements of the partnership from our commencement of operations on August 20, 1999, through December 31, 1999, and our predecessor for the period from January 1, 1999, through August 19, 1999. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if we had been formed on January 1, 1999. The pro forma adjustments include (a) pro forma interest on debt assumed by us and (b) the elimination of income tax expense as income taxes will be borne by the partners and not by us. The pro forma adjustments do not include approximately $1.0 million of general and administrative expenses that we believe would have been incurred as a result of its being a public entity.

(2) During the fourth quarter 2000, we adopted the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" (EITF No. 00-10). We record the cost of transporting coal to customers through third party carriers and our corresponding direct reimbursement of these costs through customer billings. This activity is separately presented as transportation revenue and expense rather than offsetting these amounts in the consolidated and combined statements of income. There was no cumulative effect of the accounting change on net income and prior periods presented have been reclassified to comply with EITF No. 00-10.

(3) Represents income from the final resolution of an arbitrated dispute with respect to the termination of a long-term contract, net of impairment charges relating to certain transloading facility assets, partially offset by expenses associated with other litigation matters in 2000 and the net loss incurred during the temporary closing of one of our mining complexes in the second half of 1998.

(4) Represents the cumulative effect of the change in the method of estimating coal workers' pneumoconiosis ("black lung") benefits liability effective January 1, 2001. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations. - Critical Accounting Policies. and Item 8. Financial Statements and Supplementary Data. - Note
     3. Accounting Change."

(5) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(6) Cost per ton sold is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

(7) EBITDA is defined as income before net interest expense, income taxes and depreciation, depletion and amortization. EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items nor the cumulative effect of an accounting change. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating our ability to make the MQDs. Our method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by us in different contexts (i.e., public reporting versus computation under financing arrangements).

(8) Our maintenance capital expenditures, as defined under the terms of our partnership agreement, are defined as those capital expenditures required to maintain, over the long term, the operating capacity of our capital assets. Maintenance capital expenditures for our predecessor reflect our historical designation of maintenance capital expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion of our financial condition and results of operations and our predecessor should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see "Item 8. Financial Statements and Supplementary Data.
- Note 1. Organization and Presentation and Note 2. Summary of Significant Accounting Policies."

CRITICAL ACCOUNTING POLICIES

     From our Summary of Significant Accounting Policies, we have identified the following accounting policies that require the exercise of our most difficult, complex and subjective levels of judgment. Our judgments in the following areas are principally based on estimates and assumptions that affect the reported amounts and disclosures in the consolidated and combined financial statements. See "Item 8. Financial Statements and Supplementary Data." Actual results that are influenced by future events could materially differ from the current estimates.

LONG-LIVED ASSETS

     We review the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of an impairment is measured by the difference between the carrying value and the fair value of the asset, which is based on cash flows from that asset, discounted at a rate commensurate with the risk involved.

RECLAMATION AND MINE CLOSING COSTS

     The Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. We record the liability for the estimated cost of future mine reclamation and closing procedures on a present value basis when incurred and the associated cost is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to sealing portals at underground mines and to reclaiming the final pit and support acreage at surface mines. Other costs common to both types of mining are related to removing or covering refuse piles and settling ponds, and dismantling preparation plants, other facilities and roadway infrastructure. We had accrued liabilities of $16.5 million and $16.0 million for these costs at December 31, 2001 and 2000, respectively.

WORKERS' COMPENSATION AND PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS

     We provide income replacement and medical treatment for work related traumatic injury claims as required by the applicable state law. We provide for these claims through self-insurance programs. The liability for traumatic injury claims is the estimated present value of current workers' compensation benefits based on an annual actuarial study performed by an independent actuary. The actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. We had accrued liabilities of $22.1 million and $20.6 million for these costs at December 31, 2001 and 2000, respectively.

     Coal mining companies are subject to the Federal Coal Mine Health and Safety Act of 1969, as amended, and various state statues for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis ("black lung"). We provide for these claims through a self-insurance programs. Our estimated black lung liability is based on an annual actuarial study performed by an independent actuary. The actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. We had accrued liabilities of $15.1 million and $22.1 million for these benefits at December 31, 2001 and 2000, respectively.

     Effective January 1, 2001, we changed our method of estimating black lung benefits to the service cost method described in Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's

Accounting for Postretirement Benefits Other Than Pensions," which method is permitted under SFAS No. 112 "Employers' Accounting for Postemployment Benefits." Recently, governmental regulations regarding the federal black lung benefits claims approval process were issued. These new regulations specifically define the black lung disability as progressive and also expand the definition of pneumoconiosis to mandate consideration of diseases that are caused by factors other than exposure to coal dust. We believe the change to the SFAS No. 106 measurement methodology better matches black lung costs over the service lives of the miners who ultimately receive the black lung benefits and is more reflective of the recently enacted regulations, which place significant emphasis on coal miners' future years of employment in the coal industry. We previously accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefit payments utilizing the methodology prescribed under SFAS No. 5 "Accounting for Contingencies," which was also permitted by SFAS No. 112.

BUSINESS

     We are a diversified producer and marketer of coal to major U.S. utilities and industrial users. In 2001, our total production was 15.7 million tons and our total sales were 17.0 million tons. The coal we produced in 2001 was approximately 28.7% low-sulfur coal, 17.2% medium-sulfur coal and 54.1% high-sulfur coal.

     At December 31, 2001, we had approximately 400.6 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland and West Virginia. We believe we control adequate reserves to implement our currently contemplated mining plans. In addition, there are substantial unleased reserves on adjacent properties that we intend to acquire or lease as our mining operations approach these areas.

     In 2001, approximately 83% of our sales tonnage was consumed by electric utilities with the balance consumed by cogeneration plants and industrial users. Our largest customers in 2001 were Seminole, TVA, and VEPCO. We have had relationships with these customers for at least 15 years. In 2001, approximately 78% of our sales tonnage, including approximately 75% of our medium- and high-sulfur coal sales tonnage, was sold under long-term contracts. The balance of our sales were made on the spot market. Our long-term contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices. In 2001, approximately 91% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as scrubbers, to remove sulfur dioxide.

     We recently entered into long-term agreements with SSO to host and operate its coal synfuel production facility, supply coal feedstock, assist with coal synfuel marketing, and provide other services through December 31, 2007. These agreements provide us with coal sales or service fees from SSO based on the synfuel facility throughput tonnage, which amount is dependent on the ability of the facility's owners to use certain qualifying tax credits applicable to the facility. The term of each agreement is subject to early cancellation provisions customary for transactions of these types, including the unavailability of coal synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Therefore, the continuation of the operating revenues associated with the coal synfuel production facility cannot be assured. However, we have put in place "back up" coal supply agreements with each coal synfuel customer, which automatically provide for sale of our coal to them in the event they do not receive coal synfuel.

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

RESULTS OF OPERATIONS

     2001 COMPARED WITH 2000

     Coal sales. Coal sales for 2001 increased 21.5% to $422.0 million from $347.2 million for 2000. The increase of $74.8 million was primarily attributable to higher sales prices and volume reflecting increased utility demand, increased activity in the domestic coal brokerage market due to favorable spot price levels and additional revenues from the new Gibson County Coal mining complex, which opened in late 2000. Tons sold increased 13.3% to
17.0 million for 2001 from 15.0 million in 2000. Tons produced increased 14.9% to 15.7 million for 2001 from 13.7 million for 2000.

     Transportation revenues. Transportation revenues for 2001 increased 33.9% to $18.1 million from $13.5 million for 2000. The increase of $4.6 million was primarily attributable to the increase in tons sold. We reflect reimbursement of the cost of transporting coal to customers through third party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No margin is realized on transportation revenues.

     Other sales and operating revenues. Other sales and operating revenues increased to $6.2 million for 2001 from $2.8 million for 2000. The increase of $3.4 million is attributable to additional service fees associated with increased volumes at a third party coal synfuel production facility at our Hopkins County Coal mining complex. See the discussion immediately above under "Business."

     Operating expenses. Operating expenses increased 19.7% to $308.0 million for 2001 from $257.4 million for 2000. The increase of $50.6 million resulted from increased sales volumes as well as additional operating expenses associated with a full year of operation at Gibson County Coal, which opened in late 2000, and difficult mining conditions encountered at several operations. Those difficult mining conditions placed an undue burden on equipment scheduled for replacement, resulting in unanticipated equipment failures and higher maintenance costs.

     Transportation expenses. See "Transportation Revenues" above concerning the increase in transportation expenses.

     Outside purchases. Outside purchases increased to $31.8 million for 2001 from $16.9 million for 2000. The increase of $14.9 million resulted from increased activity in the domestic coal brokerage market due to improved profit margins on spot coal sales, which resulted in increased volumes at higher purchase prices. The higher brokerage volumes are largely attributable to short-term opportunities in the domestic coal brokerage markets, which are not expected to be material in the future.

     General and administrative. General and administrative expenses increased 16.8% to $17.7 million for 2001 from $15.2 million for 2000. The increase of $2.5 million was primarily attributable to higher accruals related to the Short-Term Incentive Plan, combined with additional restricted units granted under the Long-Term Incentive Plan. The Long-Term Incentive Plan accrual is impacted by the increased market value of the common units.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 16.1% to $45.5 million for 2001 from $39.1 million for 2000. The increase of $6.4 million primarily resulted from additional depreciation expense associated with a full year of operation at Gibson County Coal, which opened in late 2000.

     Interest expense. Interest expense was comparable for 2001 and 2000 at $16.8 million and $16.6 million, respectively.

     Cumulative effect of accounting change. Effective January 1, 2001, we changed our method of estimating our black lung benefits liability. See the discussion immediately above under "Workers' Compensation and Pneumoconiosis ("Black Lung") Benefits."

     EBITDA (income before net interest expense, income taxes, depreciation, depletion and amortization) increased 11.3% to $79.4 million for 2001 compared with $71.3 million for 2000. The $8.1 million increase was primarily attributable to higher sales prices and volumes reflecting increased utility demand during 2001 and a full year of operations at Gibson County Coal, which opened in late 2000, and the increased revenue from the third party coal synfuel facility at Hopkins County Coal.

     EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items nor the cumulative effect of an accounting change. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating our ability to pay MQDs. Our method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by us in different contexts (i.e., public reporting versus computation under financing agreements).

     2000 COMPARED WITH 1999

     In comparing 2000 to 1999, the partnership and predecessor periods for 1999 have been combined. Since we maintained the historical cost basis of our predecessor's net assets, we believe that the combined partnership and predecessor results for 2000 are comparable with 1999. The interest expense associated with the debt incurred concurrent with the closing of our initial public offering is applicable only to the partnership period. See "Item 8. Financial Statements and Supplementary Data. - Note 1. Organization and Presentation."

     Coal sales. Coal sales for 2000 increased 0.4% to $347.2 million from $345.9 million for 1999. The increase of $1.3 million was primarily attributable to higher sales volumes in the Illinois Basin operations and at the restructured Pontiki operation, which were directly offset by planned reduced participation in coal export brokerage markets. Tons produced decreased 2.9% to 13.7 million for 2000 from 14.1 million for 1999.

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

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses were comparable for 2000 and 1999 at $39.1 million and $39.7 million, respectively.

     Interest expense. Interest expense was $16.6 million for 2000 compared to $6.0 million for 1999. The increase reflected the full year impact of interest on the $180 million principal amount of 8.31% senior notes and $50 million of borrowings on the term loan facility in connection with our initial public offering and concurrent transactions occurring on August 20, 1999. See "Item 8. Financial Statements and Supplementary Data. - Note 1. Organization and Presentation."

     Unusual items. We were involved in litigation with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through our Mt. Vernon terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the third quarter of 2000, included both cash payments and amendments to an existing coal supply contract. We recorded income of $12.2 million, which is net of litigation expenses of approximately $0.9 million and an impairment charge of $2.4 million relating to the facility's assets. Additionally, we recorded an expense of $2.7 million consisting of $0.7 million relating to a settlement and $2.0 million attributable to contingencies associated with third party claims arising out of our mining operations. The net effect of these unusual items was $9.5 million. See "Item 8. Financial Statements. - Note 4. Unusual Items."

     Income before income taxes. Income before income taxes was $15.6 million for 2000 compared to $21.0 million for 1999. The decrease of $5.4 million was primarily attributable to: (a) start-up expenses related to the opening of the new Gibson County Coal mining complex during the fourth quarter of 2000, (b) increased operating expenses as a result of prolonged adverse mining conditions encountered at the Mettiki longwall mining complex and (c) additional interest expense associated with the debt incurred concurrent with the closing of our initial public offering, partially offset by unusual items recorded during 2000. See "Unusual items" described above.

     Income tax expense. Our earnings or loss for federal income tax purposes will be included in the tax returns of the individual partners. Accordingly, no recognition is given to income taxes in our accompanying financial statements. Our predecessor was included in the consolidated federal income tax return of Alliance Resource Holdings. Federal and state income taxes were calculated as if our predecessor had filed its return on a separate company basis utilizing an effective income tax rate of 31%.

     EBITDA (income before net interest expense, income taxes, depreciation, depletion and amortization) increased 6.9% to $71.3 million for 2000 compared with $66.7 million for 1999. The $4.6 million increase was primarily attributable to increased production and sales volumes at the restructured Pontiki mine and the unusual items recorded during 2000 (see "Unusual items" described above), partially offset by increased operating expenses as a result of adverse mining conditions at the Mettiki longwall mining complex.

     EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating our ability to pay MQDs. Our method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by us in different contexts (i.e., public reporting versus computation under financing agreements).

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     We generally satisfy our working capital requirements and fund our capital expenditures and debt service obligations from cash generated from operations and borrowings under our revolving credit facility. We believe that the cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and minimum distribution payments. Nevertheless, our ability to satisfy our obligations and planned expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, some of which are beyond our control.

     CASH FLOWS

     Cash provided by operating activities was $63.7 million in 2001 compared to $71.4 million in 2000. The decrease in cash provided by operating activities was principally attributable to a decrease in the benefit of working capital reductions from 2000 to 2001.

     Net cash used in investing activities was $26.2 million in 2001 compared to net cash used in investing activities of $41.0 million in 2000. The decreased use of cash is principally attributable to the liquidation of marketable securities, which was partially offset by increased capital expenditures related to the extension of our Pattiki mine into adjacent coal reserves and the addition of a new mining unit at our Dotiki mine.

     Net cash used in financing activities was $35.2 million for 2001 compared to net cash used in financing activities of $31.4 million for 2000. Cash used in financing activities during 2001 and 2000 was a direct result of four MQDs of $0.50 per unit on common and subordinated units outstanding. Additionally, during 2001 we made a scheduled debt payment of $3.75 million.

     We have various commitments primarily related to long-term debt, operating lease commitments related to buildings and equipment, obligations for estimated reclamation and mining closing costs and capital project commitments. We expect to fund these commitments with cash generated from operations, proceeds from marketable securities and borrowings under our revolving credit facility. The following table provides details regarding our contractual cash obligations as of December 31, 2001:


                                                            Less
          Contractual                                      than 1          1-3            4-5          After 5
          Obligations                       Total           year          years          years          years
          -----------                      --------       --------       --------       --------       --------
Long-Term Debt                             $226,250       $ 15,000       $ 31,250       $ 36,000       $144,000
Operating Leases                             26,898          3,297          6,336          6,174         11,091
Other Long-Term Obligations
 (excluding discount effect of $12.1
 million for reclamation liability)          28,649          1,078          3,591          6,056         17,924
Capital projects                             15,339         15,339             --             --             --
                                           --------       --------       --------       --------       --------
                                           $297,136       $ 34,714       $ 41,177       $ 48,230       $173,015
                                           --------       --------       --------       --------       --------

     CAPITAL EXPENDITURES

     Capital expenditures increased to $53.7 million in 2001 compared to $46.2 million in 2000. See "Cash Flow" above concerning the increase in capitalized expenditures. During the year 2000, we approved an extension of our existing Pattiki mine into adjacent coal reserves. The extension involves capital expenditures of approximately $30.0 million during the 2000-2003 period and is expected to allow the Pattiki mine to continue its existing production level for the next 15 years. Additionally during August 2001, Dotiki began construction of a new mine shaft and ancillary facilities, which is expected to be operational in late 2002 and will provide a new access for miners and supplies. We have contractual commitments of $15.3 million related to these capital projects.

     We currently expect that our average annual maintenance capital expenditures will be approximately $29.0 million. We have raised this average from 2001 primarily because of our additional operations at Gibson County Coal. We currently expect to fund our anticipated capital expenditures with cash generated from operations and borrowings under our revolving credit facility described below.

     NOTES OFFERING AND CREDIT FACILITY

     Concurrently with the closing of our initial public offering, the special general partner issued and the intermediate partnership assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014 (Senior Notes). The special general partner also entered into, and the intermediate partnership assumed the obligations under, a $100 million credit facility (Credit Facility). The Credit Facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. We had borrowings outstanding of $46.3 million and $50 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at December 31, 2001, and 2000, respectively. The weighted average interest rates on the term loan facility at December 31, 2001, and 2000, were 3.40% and 7.77%, respectively. The Credit Facility expires August 2004. The Senior Notes and Credit Facility are guaranteed by all of the subsidiaries of the intermediate partnership. The Senior Notes and Credit Facility contain various restrictive and affirmative covenants, including the amount of distributions by the intermediate partnership and the incurrence of other debt. We were in compliance with the covenants of both the credit facility and senior notes at December 31, 2001 and 2000.

     We entered into agreements with three banks to provide letters of credit in an aggregate amount of $25.0 million to maintain surety bonds to secure its obligations for reclamation liabilities and workers' compensation benefits. At December 31, 2001, we had $15.0 million in letters of credit outstanding. The special general partner guarantees the letters of credit.

     RELATED PARTY TRANSACTIONS

     We purchase coal from affiliates, lease a coal preparation plant and handling facilities at our Gibson County Coal mining complex, lease coal reserves from our special general partner and its affiliates, provide general and administrative services to an affiliate, and receive reclamation services at our Dotiki mine from an affiliate. Our special general partner guarantees our letters of credit and we have a put/call option to purchase a mine operation from Alliance Resource Holdings. See "Item 8. Financial Statements and Supplementary Data. - Note 14. Related Party Transactions" and "Item 13. Certain Relationships and Related Party Transactions."

     ACCRUALS OF OTHER LIABILITIES

     We had accruals for other liabilities, including current obligations, totaling $61.0 million and $67.1 million at December 31, 2001 and 2000. These accruals were chiefly comprised of workers' compensation benefits, black lung benefits, and costs associated with reclamation and mine closing. These obligations are self-insured. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, our results of operations may be significantly effected by changes to these liabilities. See "Item 8. Financial Statements and Supplementary Data. - Note 12. Reclamation and Mine Closing Costs and Note 13. Pneumoconiosis ("Black Lung") Benefits."

INFLATION

     Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2001, 2000 or 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. We have no identified derivative instruments or hedging activities. Accordingly, this standard had no material effect on our consolidated financial statements upon adoption.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and No. 142 "Goodwill and Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. This statement is effective January 1, 2002, for all goodwill and other intangible assets included in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS 141 and 142 are not expected to have a material impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. Since we historically adhered to accounting principles similar to SFAS No. 143 in accounting for its reclamation and mine closing costs, we do not believe that adoption of SFAS No. 143, effective January 1, 2003, will have a material impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and is not expected to have a material impact on our financial statements upon adoption on January 1, 2002.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have significant long-term coal supply agreements. Virtually all of the long-term coal supply agreements are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to principally reflect changes in specified price indices or items such as taxes, royalties or actual production costs. For additional discussion of coal supply agreements, see "Item 1. Business. - Coal Marketing and Sales" and "Item 8. Financial Statements and Supplementary Data. - Note 16. Concentration of Credit Risk and Major Customers."

     Almost all of our predecessor's transactions were, and all of our transactions are, denominated in U.S. dollars, and as a result, we do not have material exposure to currency exchange-rate risks.

     We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.

     The intermediate partnership assumed obligations under the Credit Facility. Borrowings under the Credit Facility are at variable rates and as a result we have interest rate exposure.

     The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2001, and 2000. The carrying amounts and fair values of financial instruments are as follows (in thousands):



                                                                                                                        FAIR VALUE
EXPECTED MATURITY DATES                                                                                                 DECEMBER 31,
AS OF DECEMBER 31, 2001             2002        2003        2004         2005       2006      THEREAFTER      TOTAL        2001
-----------------------          --------    --------    --------     --------    --------    ----------    ---------   -----------
Senior Notes-fixed rate          $     --    $     --    $     --     $ 18,000    $ 18,000    $  144,000    $ 180,000    $  180,000
Weighted Average interest rate                                            8.31%       8.31%         8.31%

Term Loan-floating rate          $ 15,000    $ 16,250    $ 15,000     $     --                $       --    $  46,250    $   46,250
Weighted Average interest rate       3.40%       3.40%       3.40%


                                                                                                                        FAIR VALUE
EXPECTED MATURITY DATES                                                                                                 DECEMBER 31,
AS OF DECEMBER 31, 2000            2001        2002        2003         2004       2005       THEREAFTER      TOTAL        2000
-----------------------          --------    --------    --------     --------    --------    ----------    ---------   -----------
Senior Notes-fixed rate          $     --    $     --    $     --     $     --    $ 18,000    $  162,000    $  180,000   $  180,000
Weighted Average interest rate                                                        8.31%         8.31%

Term Loan-floating rate          $  3,750    $ 15,000    $ 16,250     $ 15,000    $     --    $       --    $   50,000   $   50,000
Weighted Average interest rate       7.77%       7.77%       7.77%        7.77%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







INDEPENDENT AUDITORS' REPORT


To the Board of Directors of the Managing
   General Partner and the Partners of
   Alliance Resource Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2001 and 2000, the related consolidated and combined statements of income and cash flows for the years ended December 31, 2001 and 2000, the period from the Partnership's commencement of operations (on August 20, 1999) to December 31, 1999, and the Predecessor period from January 1, 1999 to August 19, 1999, and the statement of Partners' capital (deficit) for the years ended December 31, 2001 and 2000, and the period from the Partnership's commencement of operations (on August 20, 1999) to December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, the period from the Partnership's commencement of operations (on August 20, 1999) to December 31, 1999, and the Predecessor period from January 1, 1999 to August 19, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated and combined financial statements, the Partnership changed its method of estimating coal workers pneumoconiosis benefits liability effective January 1, 2001.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
January 28, 2002, except for Note 15 as
to which the date is March 14, 2002

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(IN THOUSANDS, EXCEPT UNIT DATA)
--------------------------------------------------------------------------------


                                                                              DECEMBER 31,
                                                                        --------------------------
ASSETS                                                                    2001             2000
                                                                        ---------        ---------
CURRENT ASSETS:
   Cash and cash equivalents                                            $   9,176        $   6,933
   Trade receivables, less allowance of $763 and $0, respectively          31,124           35,898
   Due from affiliates                                                         --              208
   Marketable securities (at cost, which approximates fair value)          10,085           37,398
   Inventories                                                             11,600           10,842
   Advance royalties                                                        5,353            2,865
   Prepaid expenses and other assets                                        2,020            1,168
                                                                        ---------        ---------
           Total current assets                                            69,358           95,312

PROPERTY, PLANT AND EQUIPMENT, AT COST                                    367,050          320,445
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                (169,960)        (135,782)
                                                                        ---------        ---------
                                                                          197,090          184,663
OTHER ASSETS:
   Advance royalties                                                        9,756           10,009
   Coal supply agreements, net                                             12,031           16,324
   Other long-term assets                                                   2,670            2,858
                                                                        ---------        ---------
                                                                        $ 290,905        $ 309,166
                                                                        =========        =========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $  25,237        $  25,558
   Due to affiliates                                                        2,595               --
   Accrued taxes other than income taxes                                    5,660            4,863
   Accrued payroll and related expenses                                     8,284            6,975
   Accrued interest                                                         5,402            5,439
   Workers' compensation and pneumoconiosis benefits                        4,194            4,415
   Other current liabilities                                                5,324            5,710
   Current maturities, long-term debt                                      15,000            3,750
                                                                        ---------        ---------
           Total current liabilities                                       71,696           56,710

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities                           211,250          226,250
   Pneumoconiosis benefits                                                 14,615           21,651
   Workers' compensation                                                   18,409           16,748
   Reclamation and mine closing                                            15,387           14,940
   Due to affiliates                                                        3,624            1,278
   Other liabilities                                                        2,865            3,376
                                                                        ---------        ---------
           Total liabilities                                              337,846          340,953
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding                         141,448          149,642
   Subordinated Unitholder 6,422,531 units outstanding                    110,935          116,794
   General Partners                                                      (298,510)        (298,223)
   Minimum pension liability                                                 (814)              --
                                                                        ---------        ---------
           Total Partners' capital (deficit)                              (46,941)         (31,787)
                                                                        ---------        ---------
                                                                        $ 290,905        $ 309,166
                                                                        =========        =========

See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999) TO DECEMBER 31, 1999, AND THE PREDECESSOR PERIOD FROM JANUARY 1, 1999 TO AUGUST 19, 1999
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
--------------------------------------------------------------------------------

                                                                            PARTNERSHIP                           PREDECESSOR
                                                        ------------------------------------------------------  ---------------
                                                                                                  FROM
                                                                                              COMMENCEMENT          FOR THE
                                                                  YEAR ENDED                  OF OPERATIONS      PERIOD FROM
                                                                  DECEMBER 31,            (ON AUGUST 20, 1999)  JANUARY 1, 1999
                                                        -------------------------------            TO                 TO
                                                            2001                2000        DECEMBER 31, 1999   AUGUST 19, 1999
                                                        ------------       ------------   --------------------  ---------------
SALES AND OPERATING REVENUES:
   Coal sales                                           $    421,996       $    347,209        $    128,860       $    217,033
   Transportation revenues                                    18,090             13,511               4,907             14,223
   Other sales and operating revenues                          6,214              2,749                 358                577
                                                        ------------       ------------        ------------       ------------
           Total revenues                                    446,300            363,469             134,125            231,833
                                                        ------------       ------------        ------------       ------------

EXPENSES:
   Operating expenses                                        307,977            257,365              89,945            152,066
   Transportation expenses                                    18,090             13,511               4,907             14,223
   Outside purchases                                          31,840             16,874               6,429             17,738
   General and administrative                                 17,728             15,176               6,245              8,912
   Depreciation, depletion and amortization                   45,451             39,141              15,081             24,622
   Interest expense (net of interest income and
      interest capitalized of $1,928, $3,015 and
      $999 for the Partnership's respective periods)          16,805             16,563               5,887                100
   Unusual items                                                  --             (9,466)                 --                 --
                                                        ------------       ------------        ------------       ------------
           Total operating expenses                          437,891            349,164             128,494            217,661
                                                        ------------       ------------        ------------       ------------

INCOME FROM OPERATIONS                                         8,409             14,305               5,631             14,172
OTHER INCOME                                                     752              1,276                 641                531
                                                        ------------       ------------        ------------       ------------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      9,161             15,581               6,272             14,703

INCOME TAX EXPENSE                                                --                 --                  --              4,498
                                                        ------------       ------------        ------------       ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                           9,161             15,581               6,272       $     10,205

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         7,939                 --                  --                 --
                                                        ------------       ------------        ------------       ------------

NET INCOME                                              $     17,100       $     15,581        $      6,272       $     10,205
                                                        ============       ============        ============       ============

GENERAL PARTNERS' INTEREST IN NET INCOME                $        342       $        312        $        125
                                                        ============       ============        ============
LIMITED PARTNERS' INTEREST IN NET INCOME                $     16,758       $     15,269        $      6,147
                                                        ============       ============        ============
BASIC NET INCOME PER LIMITED PARTNER UNIT               $       1.09       $       0.99        $       0.40
                                                        ============       ============        ============
BASIC NET INCOME PER LIMITED PARTNER UNIT
   BEFORE ACCOUNTING CHANGE                             $       0.58       $       0.99        $       0.40
                                                        ============       ============        ============
DILUTED NET INCOME PER LIMITED
   PARTNER UNIT                                         $       1.07       $       0.98        $       0.40
                                                        ============       ============        ============
DILUTED NET INCOME PER LIMITED PARTNER
   UNIT BEFORE ACCOUNTING CHANGE                        $       0.57       $       0.98        $       0.40
                                                        ============       ============        ============
PRO FORMA NET INCOME ASSUMING ACCOUNTING
   CHANGE IS APPLIED RETROACTIVELY                      $     17,100       $     14,907        $      6,395       $     10,071
                                                        ============       ============        ============       ============
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING - BASIC                           15,405,311         15,405,311          15,405,311
                                                        ============       ============        ============
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING - DILUTED                         15,684,550         15,551,062          15,405,311
                                                        ============       ============        ============

See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999) TO DECEMBER 31, 1999, AND THE PREDECESSOR PERIOD FROM JANUARY 1, 1999 TO AUGUST 19, 1999
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                    PARTNERSHIP                       PREDECESSOR
                                                                 -----------------------------------------------    ---------------
                                                                                                      FROM
                                                                                                  COMMENCEMENT         FOR THE
                                                                         YEAR ENDED              OF OPERATIONS       PERIOD FROM
                                                                        DECEMBER 31,          (ON AUGUST 20, 1999)  JANUARY 1, 1999
                                                                 --------------------------            TO                 TO
                                                                    2001             2000       DECEMBER 31, 1999   AUGUST 19, 1999
                                                                 ---------        ---------   -------------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  17,100        $  15,581         $   6,272          $  10,205
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, depletion and amortization                      45,451           39,141            15,081             24,622
      Cumulative effect of accounting change                        (7,939)              --                --                 --
      Impairment of transloading facility                               --            2,439                --                 --
      Deferred income taxes                                             --               --                --                639
      Reclamation and mine closings                                    943            1,074               348                457
      Coal inventory adjustment to market                              212              579               729                 --
      Other                                                           (257)             391               186               (114)
      Changes in operating assets and liabilities:
         Trade receivables                                           4,774           (2,842)          (33,048)            (6,521)
         Income tax receivable/payable                                  --               --                --                651
         Inventories                                                  (970)           9,709            (1,433)              (371)
         Advance royalties                                          (2,235)          (3,011)              366              1,153
         Accounts payable                                             (321)           6,181            (7,410)              (129)
         Due to affiliates                                           5,149              264             3,252                 --
         Accrued taxes other than income taxes                         797              289              (630)               678
         Accrued payroll and related benefits                        1,309           (1,836)              844               (828)
         Accrued pneumoconiosis benefits                               903               (4)           (1,122)               544
         Workers' compensation                                       1,661            1,052             2,222               (460)
         Other                                                      (2,926)           2,366               452              2,370
                                                                 ---------        ---------         ---------          ---------
           Total net adjustments                                    46,551           55,792           (20,163)            22,691
                                                                 ---------        ---------         ---------          ---------
           Net cash provided by (used in) operating activities      63,651           71,373           (13,891)            32,896
                                                                 ---------        ---------         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                       (53,714)         (46,151)          (17,173)           (21,984)
   Proceeds from sale of property, plant and equipment                 183              210               125                447
   Purchase of marketable securities                               (33,527)         (72,523)          (51,287)                --
   Proceeds from the maturity of marketable securities              60,840           77,464            24,434                 --
                                                                 ---------        ---------         ---------          ---------
           Net cash used in investing activities                   (26,218)         (41,000)          (43,901)           (21,537)
                                                                 ---------        ---------         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering (Note 1)                   --               --           137,872                 --
   Cash contribution by General Partner                                 --               --             5,917                 --
   Distributions upon formation (Note 1)                                --               --           (64,750)                --
   Payment of formation costs                                           --               --            (4,140)                --
   Deferred financing cost                                              --               --            (3,517)                --
   Borrowings under revolving credit facility                        1,100           29,500                --                 --
   Payments under revolving credit facility                         (1,100)         (29,500)               --                 --
   Payments on long-term debt                                       (3,750)              --            (1,975)                --
   Distributions to Partners                                       (31,440)         (31,440)           (3,615)                --
   Return of capital to Parent                                          --               --                --            (11,359)
                                                                 ---------        ---------         ---------          ---------
           Net cash provided by (used in) financing activities     (35,190)         (31,440)           65,792            (11,359)
                                                                 ---------        ---------         ---------          ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              2,243           (1,067)            8,000                 --
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                               6,933            8,000                --                 --
                                                                 ---------        ---------         ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   9,176        $   6,933         $   8,000          $      --
                                                                 =========        =========         =========          =========


See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999) TO DECEMBER 31, 1999
(IN THOUSANDS, EXCEPT UNIT DATA)
--------------------------------------------------------------------------------

                                     NUMBER OF LIMITED                                                                     TOTAL
                                        PARTNER UNITS                                                       MINIMUM      PARTNERS'
                                  -----------------------                                     GENERAL       PENSION       CAPITAL
                                   COMMON    SUBORDINATED       COMMON      SUBORDINATED     PARTNERS      LIABILITY     (DEFICIT)
                                  ---------  ------------     ---------     ---------      ---------      ---------      ---------
Balance at commencement of
 operations (on August 20, 1999)         --            --     $      --      $       1      $      --      $      --      $       1

 Issuance of units to public      7,750,000            --       133,732             --             --             --        133,732

 Contribution of net assets of
  Predecessor                     1,232,780     6,422,531        23,455        122,186        (24,612)          (459)       120,570

 Managing General Partner
  contribution                           --            --            --             --          5,917             --          5,917

 Amount retained by Special
  General Partner from
  debt borrowings assumed
  by the Partnership                     --            --            --             --       (214,514)            --       (214,514)

 Distribution at time of
  formation                              --            --            --             --        (64,750)            --        (64,750)

 Distribution to Partners                --            --        (2,066)        (1,477)           (72)            --         (3,615)

 Comprehensive income:

  Net income from
    commencement of
    operations (on August 20,
    1999) to December 31, 1999           --            --         3,584          2,563            125             --          6,272

    Minimum pension liability            --            --            --             --             --            459            459
                                  ---------     ---------     ---------      ---------      ---------      ---------      ---------

    Total comprehensive income           --            --         3,584          2,563            125            459          6,731
                                  ---------     ---------     ---------      ---------      ---------      ---------      ---------

Balance at December 31, 1999      8,982,780     6,422,531       158,705        123,273       (297,906)            --        (15,928)

   Net income                            --            --         8,903          6,366            312             --         15,581

   Distribution to Partners              --            --       (17,966)       (12,845)          (629)            --        (31,440)
                                  ---------     ---------     ---------      ---------      ---------      ---------      ---------

Balance at December 31, 2000      8,982,780     6,422,531       149,642        116,794       (298,223)            --        (31,787)

  Comprehensive income:

    Net income                           --            --         9,772          6,986            342             --         17,100

    Minimum pension liability            --            --            --             --             --           (814)          (814)
                                  ---------     ---------     ---------      ---------      ---------      ---------      ---------

    Total comprehensive income           --            --         9,772          6,986            342           (814)        16,286

 Distribution to Partners                --            --       (17,966)       (12,845)          (629)            --        (31,440)
                                  ---------     ---------     ---------      ---------      ---------      ---------      ---------

Balance at December 31, 2001      8,982,780     6,422,531     $ 141,448      $ 110,935      $(298,510)     $    (814)     $ (46,941)
                                  =========     =========     =========      =========      =========      =========      =========


See notes to consolidated and combined financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD FROM THE PARTNERSHIP'S COMMENCEMENT OF OPERATIONS (ON AUGUST 20, 1999) TO DECEMBER 31, 1999,
AND THE PREDECESSOR PERIOD FROM JANUARY 1, 1999 TO AUGUST 19, 1999
--------------------------------------------------------------------------------

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

      Prior to August 20, 1999, (a) MAPCO Coal Inc., a Delaware corporation and direct wholly-owned subsidiary of ARH merged with and into Alliance Coal, LLC, a Delaware limited liability company ("Alliance Coal"), which prior to August 20, 1999 was also a wholly-owned subsidiary of ARH, (b) several other indirect corporate subsidiaries of ARH were merged with and into corresponding limited liability companies, each of which is a wholly-owned subsidiary of Alliance Coal, and (c) two indirect limited liability company subsidiaries of ARH became subsidiaries of Alliance Coal as a result of the merger described in clause (a) above. Collectively, the coal production and marketing assets and operating subsidiaries of ARH acquired by the Partnership, but excluding ARH, are referred to as the Alliance Resource Group (the "Predecessor"). The Delaware limited partnerships and limited liability companies and corporation that comprise the Partnership are as follows: Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership"), Alliance Coal, LLC (the holding company for operations), Alliance Land, LLC, Alliance Properties, LLC, Alliance Service, Inc., Backbone Mountain, LLC, Excel Mining, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, MC Mining, LLC, Mettiki Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, Pontiki Coal, LLC, Webster County Coal, LLC, and White County Coal, LLC.

      The accompanying consolidated financial statements include the accounts and operations of the limited partnerships and limited liability companies disclosed above and present the financial position as of December 31, 2001 and 2000 and the results of their operations, cash flows and changes in partners' capital (deficit) for the years ended December 31, 2001 and 2000 and the period from commencement of operations on August 20, 1999 to December 31, 1999. The accompanying combined financial statements include the accounts and operations of the Predecessor for the period indicated. All material intercompany transactions and accounts of the Partnership and Predecessor have been eliminated.

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

      Consistent with guidance provided by the Emerging Issues Task Force in Issue No. 87-21, "Change of Accounting Basis in Master Limited Partnership Transactions," the Partnership maintained the historical cost basis of the $121 million of net assets received under the Contribution Agreement.

      Pro Forma Results of Operations (Unaudited)

      For the year ended December 31, 1999, the pro forma total revenues would have been approximately $346,828,000, the pro forma net income would have been approximately $7,567,000 and net income per limited partner unit would have been $0.48. The pro forma results of operations are derived from the historical financial statements of the Partnership from the commencement of operations on August 20, 1999 through December 31, 1999 and the Predecessor for the period from January 1, 1999 through August 19, 1999. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed on January 1, 1999. The pro forma adjustments include pro forma interest on debt assumed by the Partnership and the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts for accounts receivable, marketable securities, and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2001 and 2000, the estimated fair value of long-term debt was approximately $226 million and $230 million, respectively. The fair value of long-term debt is based on interest rates that are currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less.

      CASH MANAGEMENT - The Partnership reclassified outstanding checks of $3,352,000 and $4,698,000 at December 31, 2001 and 2000, respectively, to accounts payable in the consolidated balance sheets.

      MARKETABLE SECURITIES - At December 31, 2001, the Partnership has an investment in a Federal Agency Note, which matures February 1, 2002 and is classified as an available-for-sale security. At December 31, 2000, the Partnership had investments in six-month U.S. Treasury Notes that were classified as available-for-sale securities. At December 31, 2001 and 2000, the cost of marketable securities approximates fair value and no effect of unrealized gains (losses) is reflected in Partners' capital (deficit).

      INVENTORIES - Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at the lower of cost or market on an average cost basis.

      PROPERTY, PLANT AND EQUIPMENT - Additions and replacements constituting improvements are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine, whichever is less ranging from 5 to 20 years. Depreciable lives for mining equipment and processing facilities range from 2 to 20 years. Depreciable lives for land and land improvements and depletable lives for mineral rights range from 5 to 20 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 20 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage. At December 31, 2001 and 2000, land and mineral rights include $2,178,000 representing the carrying value of coal reserves attributable to properties where the Partnership is not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted.

      LONG-LIVED ASSETS - The Partnership reviews the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of an impairment is measured by the difference between the carrying value and the fair value of the asset, which is based on cash flows from that asset, discounted at a rate commensurate with the risk involved. During 2000, the Partnership recorded an impairment loss of approximately $2,439,000 relating to certain transloading facility assets, associated with Seminole Electric Cooperative, Inc.'s ("Seminole") termination of a long-term contract for transloading of coal from rail to barge. Because this facility's revenues were primarily attributable to the Seminole long-term contract, the carrying value of the transloading facility and associated equipment, net of salvage value, was recorded as an impairment and is included as an unusual item in 2000 in the accompanying consolidated and combined statements of income.

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

      COAL SUPPLY AGREEMENTS - The Predecessor purchased the coal operations of MAPCO Inc. effective August 1, 1996, in a business combination using the purchase method of accounting. A portion of the acquisition costs was allocated to coal supply agreements. This allocated cost is being amortized on the basis of coal shipped in relation to total coal to be supplied during the respective contract terms. The amortization periods end on various dates from September 2002 to December 2005. Accumulated amortization for coal supply agreements was $26,432,000 and $22,139,000 at December 31, 2001 and 2000, respectively.

      RECLAMATION AND MINE CLOSING COSTS - The liability for the estimated cost of future mine reclamation and closing procedures is recorded on a present value basis when incurred and the associated cost is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to sealing portals at underground mines and to reclaiming the final pit and support acreage at surface mines. Other costs common to both types of mining are related to removing or covering refuse piles and settling ponds, and dismantling preparation plants, other facilities and roadway infrastructure. Ongoing reclamation costs principally involve restoration of disturbed land and are expensed as incurred during the mining process.

      WORKERS' COMPENSATION AND PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS - The Partnership is self-insured for workers' compensation benefits, including black lung benefits. The Partnership accrues a workers' compensation liability for the estimated present value of workers' compensation and black lung benefits based on actuarial valuations. Effective January 1, 2001, the Partnership changed its method of estimating the black lung benefits liability (Note 3).

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

      The Predecessor was included in the combined U.S. income tax returns of ARH. The Predecessor provided for income taxes on its separate taxable income and other tax attributes. Deferred income taxes are computed based on recognition of future tax expense or benefits, measured by enacted tax rates that are attributable to taxable or deductible temporary differences between financial statement and income tax reporting bases of assets and liabilities.

      REVENUE RECOGNITION - Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Non-coal sales revenues primarily consist of fees associated with agreements to host and operate a third-party coal synfuel facility and assist with the coal synfuel marketing and other related services. These non-coal sales revenues are recognized as the services are performed. Transportation revenues are recognized in connection with the Partnership incurring the corresponding costs of transporting the coal to customers through third-party carriers since the Partnership is directly reimbursed for these costs through customer billings.

      NET INCOME PER UNIT - Basic net income per limited partner unit is determined by dividing net income, after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 15,405,311 units as of December 31, 2001 and 2000). Diluted net income per unit is based on the combined weighted average number of Common Units, Subordinated Units and common unit equivalents outstanding, which primarily include restricted units granted under the Long-Term Incentive Plan (Note 11).

      SEGMENT REPORTING - The Partnership has no reportable segments due to its operations consisting solely of producing and marketing coal. The Partnership has disclosed major customer sales information (Note 16) and geographic areas of operation (Note 17).

      NEW ACCOUNTING STANDARDS - Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The Partnership currently has no identified derivative instruments or hedging activities. Accordingly, this standard had no effect on the Partnership's consolidated financial statements upon adoption.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and No. 142 "Goodwill and Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. This statement is effective January 1, 2002, for all goodwill and other intangible assets included in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS 141 and 142 are not expected to have a material impact on the Partnership's financial statements.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. Since the Partnership has historically adhered to accounting principles similar to SFAS No. 143 in accounting for its reclamation and mine closing costs, the Partnership does not believe that adoption of SFAS No. 143, effective January 1, 2003, will have a material impact on its financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material impact on the Partnership's financial statements upon adoption on January 1, 2002.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 combined and consolidated financial statements to conform to the classifications used in 2001 and 2000.

3.    ACCOUNTING CHANGE

      The Partnership changed its method of estimating coal workers' pneumoconiosis ("black lung") benefits liability effective January 1, 2001 to the service cost method described in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which method is permitted under SFAS No. 112 "Employers' Accounting for Postemployment Benefits." The Partnership previously accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefit payments utilizing the methodology prescribed under SFAS No. 5 "Accounting for Contingencies," which was also permitted by SFAS No. 112. Recently, governmental regulations regarding the black lung benefits claims approval process were enacted. These new regulations specifically define the black lung disability as progressive and also expand the definition of pneumoconiosis to mandate consideration of diseases that are caused by factors other than exposure to coal dust. The Partnership believes the change to the SFAS No. 106 measurement methodology better matches black lung costs over the service lives of the miners who ultimately receive the black lung benefits and is more reflective of the recently enacted regulations, which place significant emphasis on coal miners' future years of employment in the coal industry.

      The adjustment of $7,939,000 to apply retroactively the new method of estimating the black lung liability is included in net income for the year ended December 31, 2001. The effect of the change for the year ended December 31, 2001 was to decrease income before cumulative effect of a change in accounting principle $435,000 ($(0.03) per basic and diluted limited partner unit) and increase net income $7,504,000 ($0.48 and $0.47 per basic and diluted partner unit, respectively). Assuming the retroactive application of the service cost method of estimating the black lung liability, the pro forma net income for the year ended December 31, 2000, and the period from the Partnership's commencement of operations on August 20, 1999 to December 31, 1999, would have been approximately $14,907,000 and $6,395,000 or $0.95 and $0.41 per basic limited partner unit and $0.94 and $0.41 per diluted limited partner unit, respectively, as compared to reported net income of $15,581,000 and $6,272,000 or $0.99 and $0.40 per basic limited partner unit and $0.98 and $0.40 per diluted limited partner unit, respectively. Pro forma net income for the Predecessor period from January 1, 1999 to August 19, 1999 would have been $10,071,000 compared to reported net income of $10,205,000.

4.    UNUSUAL ITEMS

      The Partnership was involved in litigation with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Mt. Vernon terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the third quarter of 2000, included both cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12,141,000, which is net of litigation expenses of approximately $881,000 and an impairment charge of $2,439,000 relating to the facility's assets. Additionally, during the third quarter of 2000, the Partnership recorded an expense of $2,675,000, consisting of $675,000 relating to a settlement and $2,000,000 attributable to contingencies associated with third party claims arising out of the Partnership's mining operations. The net effect of these unusual items is $9,466,000 recorded in the year ended December 31, 2000.

5.    INVENTORIES

      Inventories consist of the following at December 31, (in thousands):


                             2001        2000
                            -------     -------
Coal                        $ 4,184     $ 5,140
Supplies                      7,416       5,702
                            -------     -------

                            $11,600     $10,842
                            =======     =======

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following at December 31, (in thousands):




                                                                 2001            2000
                                                              ----------      ----------
Mining equipment and processing facilities                    $  299,480      $  267,287
Land and mineral rights                                           17,691          17,686
Buildings, office equipment and improvements                      29,359          24,224
Construction in progress                                          20,520          11,248
                                                              ----------      ----------
                                                                 367,050         320,445
Less accumulated depreciation, depletion and amortization       (169,960)       (135,782)
                                                              ----------      ----------
                                                              $  197,090      $  184,663
                                                              ==========      ==========

7.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31, (in thousands):



                                           2001           2000
                                         ---------      ---------
Senior notes                             $ 180,000      $ 180,000
Term loan                                   46,250         50,000
                                         ---------      ---------
                                           226,250        230,000
Less current maturities                    (15,000)        (3,750)
                                         ---------      ---------

                                         $ 211,250      $ 226,250
                                         =========      =========

      In connection with the closing of the IPO, the Special GP issued and the Intermediate Partnership assumed obligations with respect to a $180 million principal amount of senior notes pursuant to a Note Purchase Agreement with a group of institutional investors in a private placement offering. The senior notes are payable in ten annual installments of $18 million beginning in August 2005 and bear interest at 8.31%, payable semiannually.

      The Special GP also entered into, and the Intermediate Partnership assumed obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. In connection with the closing of the IPO, the Special GP borrowed $50 million under the term loan facility and the Special GP and Intermediate Partnership initially purchased $50 million of U.S. Treasury Notes, which secured the term loan through September 19, 2002. These investments were subject to certain provisions of the credit facility, which restricted the use of these investments for financing a required level of capital expenditures through August 2001. During 2001, the Partnership had satisfied the capital expenditure requirements and consequently, the Partnership's use of these investments was not restricted. The Partnership liquidated these investments during 2001. The Partnership has outstanding borrowings of $46.3 million under the term loan facility at December 31, 2001.

      The working capital facility can be used to provide working capital and, if necessary, to fund distributions to unitholders. The revolving credit facility can be used for general business purposes, including capital expenditures and acquisitions. The rate of interest charged is adjusted quarterly based on a pricing grid, which is a function of the ratio of the Partnership's debt to cash flow. The credit facility provides the Partnership the option of borrowing at either (1) the London Interbank Offered Rate

      ("LIBOR") or (2) the "Base Rate" which is equal to the greater of (a) the Chase Prime Rate, or (b) the Federal Funds Rate plus 1/2 of 1%, plus, in either option, an applicable margin. The weighted average interest rates on the term loan facility at December 31, 2001 and 2000 were 3.40% and 7.77%, respectively. In accordance with the pricing grid, a commitment fee ranging from 0.375% to 0.500% per annum is paid quarterly on the unused portion of the working capital and revolving credit facilities. There were no amounts outstanding under the Partnership's working capital facility or revolving credit facility as of December 31, 2001 and 2000. The credit facility expires in August 2004.

      The senior notes and credit facility are guaranteed by all subsidiaries of the Intermediate Partnership. The senior notes and credit facility contain various restrictive and affirmative covenants, including limitations on the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the credit facility and senior notes at December 31, 2001 and 2000.

      The Partnership incurred debt issuance costs aggregating approximately $3,517,000, which have been deferred and are being amortized as a component of interest expense over the terms of the notes.

      The Partnership entered into agreements with three banks to provide letters of credit in an aggregate amount of $25.0 million. At December 31, 2001, the Partnership had $15.0 million in letters of credit outstanding. The Special GP guarantees the letters of credit (Note 14).

      Aggregate maturities of long-term debt are payable as follows (in thousands):



YEAR ENDING
DECEMBER 31,
    2002                      $ 15,000
    2003                        16,250
    2004                        15,000
    2005                        18,000
    2006                        18,000
    Thereafter                 144,000
                              --------
                              $226,250
                              ========

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

      Distributions of available cash to the holder of Subordinated Units are subject to the prior rights of holders of Common Units to receive the minimum quarterly distribution ("MQD") for each quarter during the subordination period and to receive any arrearages in the distribution of the MQD on the Common Units for the prior quarters during the subordination period. The MQD is $0.50 per unit ($2.00 per unit on an annual basis). Upon expiration of the subordination period, which will generally not occur before September 30, 2004, all Subordinated Units will be converted on a one-for-one basis into Common Units and will then participate, on a pro rata basis with all other Common Units in future distributions of available cash. However, under certain circumstances, up to 50% of the Subordinated Units may convert into Common Units on or after September 30, 2003. Common Units will accrue arrearages with respect to distributions for any quarter during the subordination period, but Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

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

      For the 42-day period from the Partnership's commencement of operations (on August 20, 1999) through September 30, 1999, the Partnership paid a pro-rata MQD distribution of $0.23 per unit on its outstanding Common and Subordinated Units. For each of the quarters ended December 31, 1999 through September 30, 2001, quarterly distributions of $0.50 per unit were paid to the common and subordinated unitholders. On January 29, 2002, the Partnership declared a MQD, for the period from October 1, 2001 to December 31, 2001, of $0.50 per unit, totaling approximately $7,703,000 on its outstanding Common and Subordinated Units, payable on February 14, 2002 to all unitholders of record on February 4, 2002.

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

      Income before income taxes is derived from domestic operations. Significant components of income taxes are as follows (in thousands):



                                                                        FOR THE
                                                                      PERIOD FROM
                                                                    JANUARY 1, 1999
                                                                           TO
                                                                    AUGUST 19, 1999
                                                                    ---------------
Current:
   Federal                                                                $3,376
   State                                                                     483
                                                                          ------
                                                                           3,859
Deferred:
   Federal                                                                   595
   State                                                                      44
                                                                          ------
                                                                             639

Income tax expense                                                        $4,498
                                                                          ======

      A reconciliation of the statutory U.S. federal income tax rate and the Predecessor's effective income tax rate is as follows:



                                                              FOR THE
                                                            PERIOD FROM
                                                          JANUARY 1, 1999
                                                                 TO
                                                          AUGUST 19, 1999
                                                          ---------------
Statutory rate                                                   35%
Increase (decrease) resulting from:
   Excess of tax over book depletion                            (21)
   Alternative minimum tax credit carryforwards                   3
   State income taxes, net of federal benefit                     3
   Valuation allowance                                           10
   Other                                                          1
                                                                ---
Effective income tax rate                                        31%
                                                                ===


10.   NET INCOME PER LIMITED PARTNER UNIT

      A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):





                                                                                        FROM
                                                                                     COMMENCEMENT
                                                              YEAR ENDED            OF OPERATIONS
                                                              DECEMBER 31,        (ON AUGUST 20, 1999)
                                                       -------------------------          TO
                                                          2001           2000      DECEMBER 31, 1999
                                                          ----           ----      -----------------

Net income per limited partner unit                    $   16,758     $   15,269     $    6,147

Weighted average limited partner units - basic             15,405         15,405         15,405

Basic net income per limited partner unit              $     1.09     $     0.99     $     0.40
                                                       ==========     ==========     ==========

Basic net income per limited partner unit
   before accounting change                            $     0.58     $     0.99     $     0.40
                                                       ==========     ==========     ==========

Weighted average limited partner units - basic             15,405         15,405         15,405
Units contingently issuable:
   Restricted units for Long-Term Incentive Plan              263            142             --
   Directors' compensation units deferred                       9              4             --
   Supplemental Executive Retirement Plan                       8             --             --
                                                       ----------     ----------     ----------

Weighted average limited partner units, assuming
   dilutive effect of restricted units                     15,685         15,551         15,405
                                                       ----------     ----------     ----------

Diluted net income per limited partner unit            $     1.07     $     0.98     $     0.40
                                                       ==========     ==========     ==========

Diluted net income per limited partner unit before
   accounting change                                   $     0.57     $     0.98     $     0.40
                                                       ==========     ==========     ==========

11.   EMPLOYEE BENEFIT PLANS

      LONG-TERM INCENTIVE PLAN - Effective January 1, 2000, the Managing GP adopted the Long-Term Incentive Plan (the "LTIP") for certain employees and directors of the Managing GP and its affiliates who perform services for the Partnership. Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the Managing GP, subject to the review and approval of the Compensation Committee. Grants are made either of restricted units, which are "phantom" units that entitle the grantee to receive a Common Unit or an equivalent amount of cash upon the vesting of a phantom unit, or options to purchase Common Units. Common Units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by the Managing GP in the open market at a price equal to the then prevailing price, or directly from ARH or any other third party, including units newly issued by the Partnership, units already owned by the Managing GP, or any combination of the foregoing. The Partnership agreement provides that the Managing GP be reimbursed for all costs incurred in acquiring these Common Units or in paying cash in lieu of Common Units upon vesting of the restricted units. The aggregate number of units reserved for issuance under the LTIP is 600,000. Effective January 1, 2000 and 2001 the Compensation Committee approved grants of 142,100 and 129,200 restricted units, respectively, which vest at the end of the subordination period, which will generally not end before September 30, 2004. During 2001, 8,500 units were forfeited. During 2001 and 2000, the Managing GP billed the Partnership approximately $1,929,000 and $538,000, respectively, attributable to the LTIP. The Partnership has recorded this amount as compensation expense. Effective January 1, 2002, the Compensation Committee approved additional grants of 131,885 restricted units, which also vest at the end of the subordination period.

      DEFINED CONTRIBUTION PLANS - The Partnership's employees currently participate in a defined contribution profit sharing and savings plan sponsored by the Partnership, which is the same plan sponsored by the Predecessor. This plan covers substantially all full-time employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The Partnership makes contributions based on matching 75% of employee contributions up to 3% of their annual compensation as well as an additional nonmatching contribution of 3/4 of 1% of their compensation. Additionally, the Partnership contributes a defined percentage of eligible earnings for certain employees not covered by the defined benefit plan described below. The Partnership's expense for its plan was approximately $1,935,000 and $1,590,000 for the years ended December 31, 2001 and 2000, respectively, and $715,000 for the period from August 20, 1999 to December 31, 1999. The Predecessor's expense for the plan was $1,226,000 for the period from January 1, 1999 to August 19, 1999.

      DEFINED BENEFIT PLANS - Certain employees at the mining operations participate in a defined benefit plan sponsored by the Partnership, which is the same plan sponsored by the Predecessor. The benefit formula is a fixed dollar unit based on years of service.

      The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2001 and 2000 and the funded status of the plans reconciled with amounts reported in the Partnership's consolidated financial statements at December 31, 2001 and 2000, respectively (dollars in thousands):


                                                           2001          2000
                                                         --------      --------
CHANGE IN BENEFIT OBLIGATIONS:
   Benefit obligations at beginning of year              $ 10,135      $  7,774
   Service cost                                             2,050         1,971
   Interest cost                                              755           596
   Actuarial (gain) loss                                      384          (136)
   Benefits paid                                             (122)          (70)
                                                         --------      --------
   Benefit obligation at end of year                       13,202        10,135
                                                         --------      --------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year           9,500         8,265
   Employer contribution                                    1,500         1,100
   Actual return (loss) on plan assets                       (370)          205
   Benefits paid                                             (122)          (70)
                                                         --------      --------
   Fair value of plan assets at end of year                10,508         9,500
                                                         --------      --------

   Funded status                                           (2,694)         (635)

   Unrecognized prior service cost                            235           284
   Unrecognized actuarial (gain) loss                         814          (828)
                                                         --------      --------

           Net amount recognized                         $ (1,645)     $ (1,179)
                                                         ========      ========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
   Discount rate                                             7.25%         7.50%
   Expected return on plan assets                            9.00%         9.00%

COMPONENTS OF NET PERIODIC BENEFIT COST:
   Service cost                                          $  2,050      $  1,971
   Interest cost                                              755           596
   Expected return on plan assets                            (888)         (737)
   Prior service cost                                          48            48
   Net gain                                                    --           (49)
                                                         --------      --------
           Net periodic benefit cost                     $  1,965      $  1,829
                                                         ========      ========

           Effect on minimum pension liability           $    814      $     --
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

      Discounting resulted in reducing the accrual for reclamation and mine closing costs by $12,184,000 and $10,420,000 at December 31, 2001 and 2000, respectively. Estimated payments of reclamation and mine closing costs as of December 31, 2001 are as follows (in thousands):

Year ending December 31,
2002                                       $ 1,078
2003                                         1,743
2004                                         1,848
2005                                         3,538
2006                                         2,518
Thereafter                                  17,924
                                           -------
Aggregate undiscounted
reclamation and mine
closing                                     28,649
Effect of discounting                       12,184
                                           -------

Total reclamation and mine
closing costs                               16,465
Less current portion                         1,078
                                           -------

Reclamation and mine
closing costs                              $15,387
                                           =======

      The following table presents the activity affecting the reclamation and mine closing liability (in thousands):



                                                   PARTNERSHIP                                PREDECESSOR
                             ----------------------------------------------------------     ---------------
                                                                             FROM
                                                                         COMMENCEMENT           FOR THE
                                         YEAR ENDED                      OF OPERATIONS        PERIOD FROM
                                        DECEMBER 31,                 (ON AUGUST 20, 1999)   JANUARY 1, 1999
                             ------------------------------------             TO                   TO
                                  2001                 2000           DECEMBER 31, 1999     AUGUST 19, 1999
                             ---------------      ---------------     -----------------     ---------------
Beginning balance            $        16,018      $        14,796      $        13,856      $        13,800
Accrual                                  943                1,074                  348                  457
Payments                                (454)                (764)                (394)                (401)
Allocation of liability
   associated with
   acquisition and mine
   development                           (42)                 912                  986                   --
                             ---------------      ---------------      ---------------      ---------------

Ending balance               $        16,465      $        16,018      $        14,796      $        13,856
                             ===============      ===============      ===============      ===============

13.   PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS

      Certain mine operating entities of the Partnership are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees and former employees and their dependents.

      The Partnership changed its method of estimating black lung benefits liability effective January 1, 2001 to the service cost method (Note 3). Under the service cost method the calculation of the actuarial present value of the estimated black lung obligation is based on an actuarial study performed by independent actuaries. Actuarial gains or losses are amortized over the remaining service period of active miners. The discount rate used to calculate the estimated present value of future obligations was 5.5% and 6.0% at December 31, 2001 and 2000, respectively.

      The reconciliation of changes in benefit obligations at December 31, 2001 is as follows (in thousands):



Benefit obligations at beginning of year, including cumulative effect of
   accounting change of $7,939 effective January 1, 2001 (Note 3)            $ 13,712
Service cost                                                                      464
Interest cost                                                                     705
Benefits paid                                                                    (266)
                                                                             --------

Benefit obligations at end of year                                           $ 14,615
                                                                             ========

      The Partnership previously accrued the black lung benefits liability based upon the actuarially computed present and future claims. The cost or reduction of cost due to change in the estimate of black lung benefits charged (credited) to operations for the year ended December 31, 2000, the period from the Partnership's commencement of operations on August 20, 1999 to December 31, 1999, and the Predecessor period from January 1, 1999 to August 19, 1999, was $123,000, $(1,028,000), and $726,000,
      respectively.

      The U.S. Department of Labor has issued revised regulations that will alter the claims process for the federal black lung benefit recipients. Both the coal and insurance industries are currently challenging through litigation certain provisions of the revised regulations. The revised regulations are expected to result in an increase in the incidence and recovery of black lung claims.

14.   RELATED PARTY TRANSACTIONS

      The Partnership Agreement provides that the Managing GP and its affiliates be reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership, including management's salaries and related benefits, and accounting, budget, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services. The Managing GP may determine in its sole discretion the expenses that are allocable to the Partnership. Total costs billed by the Managing GP and its affiliates to the Partnership were approximately $6,503,000, $3,899,000 and $1,283,000 for the years ended December 31, 2001 and 2000, and the period from the Partnership's commencement of operations on August 20, 1999 to December 31, 1999, respectively.

      ARH allocated certain direct and indirect general and administrative expenses to the Predecessor. These allocations were primarily based on the relative size of the direct mining operating costs incurred by each of the mine locations of the Predecessor. The allocations of general and administrative expenses to the Predecessor were approximately $2,982,000 for the period from January 1, 1999 to August 19, 1999. Management is of the opinion that the allocations used were reasonable and appropriate.

      During November 1999, the Managing GP was authorized by its Board of Directors to purchase up to 1.0 million Common Units of the Partnership. As of December 31, 2001 and 2000, the Managing GP owned 164,000 Common Units that were purchased in the open market at prevailing market prices.

      During September 2000, the Special GP acquired coal reserves and the right to acquire additional coal reserves that are (a) contiguous to the Partnership's Webster County Coal, LLC ("WCC") mining complex ("Providence No. 3 Reserves") and (b) contiguous to the Partnership's Hopkins County Coal, LLC ("HCC") mining complex ("Elk Creek Reserves"). Such coal reserves and the rights to acquire additional coal reserves were transferred to SGP Land, LLC ("SGP Land"), a newly formed wholly-owned subsidiary of the Special GP.

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

      SGP Land entered into a mineral lease and sublease with WCC for a portion of each of the Providence No. 3 Reserves and the Warrior Reserves, and granted an option to HCC to lease and/or sublease the Elk Creek Reserves. Under the terms of the WCC lease and sublease, WCC has an annual minimum royalty obligation of $2.7 million, payable in advance, from 2000 to 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. WCC paid an annual minimum royalty of $2.7 million in 2001 and 2000. Under the terms of the HCC option to lease and sublease, HCC paid option fees of $684,000 and $645,000 in 2001 and 2000, respectively. The anticipated annual minimum royalty obligation is $684,000 payable in advance, from 2002 to 2009.

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

      The Partnership provides management and administrative services to Warrior Coal and SGP Land under an administrative service agreement. Under this agreement, the Partnership has recognized approximately $1,019,000 as a reduction of general and administrative expenses during the year ended December 31, 2001. Accounts receivable from Warrior Coal of $108,000, offsets a portion of the due to affiliates at December 31, 2001.

      During 2001, the Partnership entered into an agreement with Warrior Coal to perform certain reclamation procedures for the Partnership. The total estimated cost of the reclamation procedures covered by this agreement is $475,000 of which approximately $315,000 remains to be expended in 2002 for the expected completion of reclamation procedures by Warrior Coal.

      During 2001, the Partnership made coal purchases of approximately $3,135,000 from Warrior Coal. Accounts payable to Warrior Coal of $1,876,000 is included in the amount due to affiliates at December 31, 2001. During December 2001, the Partnership entered into coal supply agreements with Warrior Coal for the purchase of 1.8 million tons for the year ending December 31, 2002.

      The Partnership has a noncancelable operating lease arrangement with the Special GP for the coal preparation plant and ancillary facilities at the Gibson County Coal, LLC mining complex. Based on the terms of the lease, the Partnership will make monthly payments of approximately $216,000 through January, 2010. Lease expense incurred for the years ended December 31, 2001 and 2000 was $2,592,000 and $14,000, respectively.

      In 2001, SGP Land, as a successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining, LLC ("MC Mining"). Under the terms of the lease, MC Mining has and will pay an annual minimum royalty obligation of $300,000 until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $705,000 for the year ended December 31, 2001.

      During 2001, the Partnership entered into agreements with three banks to provide letters of credit in an aggregate amount of $25.0 million to maintain surety bonds to secure its obligations for reclamation liabilities and workers' compensation benefits. At December 31, 2001 the Partnership had $15.0 million in letters of credit outstanding. The Special GP guarantees these letters of credit, and as a result the Partnership has agreed to compensate the Special GP for a guarantee fee equal to 0.30% per annum of the face amount of the letters of credit outstanding. The Partnership paid approximately $8,800 in guarantee fees to the Special GP for the year ended December 31, 2001.

15.   COMMITMENTS AND CONTINGENCIES

      COMMITMENTS - The Partnership leases buildings and equipment under operating lease agreements which provide for the payment of both minimum and contingent rentals. The Partnership also has a noncancelable lease with the Special GP (Note 14). Future minimum lease payments under operating leases are as follows (in thousands):




                                            AFFILIATE   OTHERS     TOTAL
                                            ---------   ------   -------
Year ending December 31,
2002                                        $ 2,595    $  702    $  3,297
2003                                          2,595       568       3,163
2004                                          2,595       578       3,173
2005                                          2,595       578       3,173
2006                                          2,595       406       3,001
Thereafter                                   10,595       496      11,091
                                            -------    ------    --------

                                            $23,570    $3,328    $ 26,898
                                            =======    =======   ========


      Lease expense under all operating leases was $4,224,000, $1,409,000, $801,000, and $496,000 for the years ended December 31, 2001 and 2000, the period from the Partnership's commencement of operations on August 20, 1999 to December 31, 1999, and the Predecessor period from January 1, 1999 to August 19, 1999, respectively.

      CONTRACTUAL COMMITMENTS - In connection with the expansion of an existing mine into adjacent coal reserves and construction of a new mine shaft at another existing mine, the Partnership has remaining contractual commitments of approximately $15.3 million at December 31, 2001.

      GENERAL LITIGATION - The Partnership is involved in various lawsuits, claims and regulatory proceedings, including those conducted by the Mine Safety and Health Administration, incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of such proceedings, when a loss is probable and the amount is reasonably determinable. The Partnership also recorded an expense of $2,675,000 consisting of $675,000 relating to a settlement and $2,000,000 attributable to contingencies associated with third party claims arising out of its mining operations, which is reflected in "Unusual items" in the accompanying consolidated and combined statements of income for the year ended December 31, 2000. In the opinion of management, the outcome of such matters to the extent not previously provided for or covered under insurance, will not have a material adverse effect on the Partnership's business, financial position or results of operations, although management cannot give any assurance to that effect.

      OTHER - During September 2001, the Partnership completed its annual property insurance renewal. Recent insurance carrier losses worldwide have created a tightening market reducing available capacity for underwriting property insurance. As a result, the Partnership, and its affiliates retained a 12.5% participating interest along with its insurance carriers in the commercial property program. The aggregate maximum limit in the commercial property program is $75,000,000 per occurrence, of which, the Partnership is responsible for a maximum limit of $9,375,000 per occurrence of the amount covered by property insurance. While the Partnership does not have a significant history of material insurance claims, the ultimate amount of claims incurred, if any, are dependent on future developments. As a result, the Partnership's participation in the commercial property program could have a material adverse effect on the Partnership's financial condition and results of operations.

      On March 14, 2002, PSI Energy Inc. ("PSI") notified Gibson County Coal LLC that they intended to withhold approximately $644,819 (excluding interest thereon, if any) in payments due to Gibson County Coal over a three-month period beginning in March through May 2002. This amount relates to alleged penalties associated with a contract specification addressing the hardness of coal provided to PSI. Gibson County Coal and PSI have had on-going discussions since March 2001 concerning the procedures for and testing of the coal supplied by the Gibson County mining complex and have been unable to-date to resolve their differences. Although Gibson County Coal is pursuing on-going discussions with PSI regarding a potential resolution of certain issues concerning contractual interpretation, the Partnership cannot assure that this matter can be resolved without resort to mediation, arbitration, and/or litigation. Gibson County Coal strongly disagrees with PSI's position.

16.   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

      The Partnership has significant long-term coal supply agreements, some of which contain price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, when the coal is sold other than FOB the mine, changes in truck rates. Total revenues to major customers, including transportation revenues (Note 2), which exceed ten percent (seven percent for Customer D in 2001) of total revenues are as follows (in thousands):



                                            PARTNERSHIP                PREDECESSOR
                           ---------------------------------------     -----------
                                                       FROM
                                                   COMMENCEMENT          FOR THE
                               YEAR ENDED         OF OPERATIONS        PERIOD FROM
                              DECEMBER 31,     (ON AUGUST 20, 1999)  JANUARY 1, 1999
                           -----------------            TO                  TO
                           2001         2000    DECEMBER 31, 1999    AUGUST 19, 1999
                           ----       -------  --------------------  ---------------
Customer A                $74,091     $58,498        $16,090            $31,328
Customer B                 63,241      67,234         23,104             38,875
Customer C                 47,492      61,007         26,993             40,752
Customer D                 32,614      38,713         11,926             19,582


      Trade accounts receivable from these customers totaled approximately $14.9 million at December 31, 2001. The Partnership's bad debt experience has historically been insignificant, however the Partnership established an allowance of $763,000 during 2001, due to the Partnership's total credit exposure to Enron Corp., which filed for bankruptcy protection during December, 2001. Financial conditions of its customers could result in a material change to this estimate in future periods. The coal supply agreements with customers A, B, C and D expire in 2010, 2006, 2001 and 2006, respectively.

17.   GEOGRAPHIC INFORMATION

      Included in the consolidated and combined financial statements are the following revenues and long-lived assets relating to geographic locations (in thousands):




                                                  PARTNERSHIP                            PREDECESSOR
                                 ---------------------------------------------        -----------------
                                                                   FROM
                                                               COMMENCEMENT                 FOR THE
                                      YEAR ENDED              OF OPERATIONS               PERIOD FROM
                                      DECEMBER 31,        (ON AUGUST 20, 1999)         JANUARY 1, 1999
                                      ------------                 TO                         TO
                                   2001         2000        DECEMBER 31, 1999          AUGUST 19, 1999
                                 --------     --------    --------------------         ----------------
Revenues:
   United States                 $446,300     $363,469           $134,125                  $221,339
   Other foreign countries             --           --                 --                    10,494
                                 --------     --------           --------                  --------
                                 $446,300     $363,469           $134,125                  $231,833
                                 ========     ========           ========                  ========

Long-lived assets:
   United States                 $218,877     $210,996           $203,697                  $200,057
   Other foreign countries             --           --                 --                        --
                                 --------     --------           --------                  --------
                                 $218,877     $210,996           $203,697                  $200,057
                                 ========     ========           ========                  ========


18.   SUPPLEMENTAL CASH FLOW INFORMATION

      The Partnership's and Predecessor's supplemental disclosure of cash flow information and other non-cash investing and financing activities were as follows (in thousands):

                                                                          PARTNERSHIP                             PREDECESSOR
                                                  --------------------------------------------------------      ---------------
                                                                                             FROM
                                                                                          COMMENCEMENT              FOR THE
                                                           YEAR ENDED                     OF OPERATIONS           PERIOD FROM
                                                           DECEMBER 31,                (ON AUGUST 20, 1999)     JANUARY 1, 1999
                                                  -----------------------------                TO                      TO
                                                     2001                2000          DECEMBER 31, 1999        AUGUST 19, 1999
                                                     ----                ----          --------------------     ---------------
Cash paid for:
   Interest                                        $ 18,070            $ 19,043               $  1,173               $     --
   Income taxes paid through
      Parent (Note 9)                                    --                  --                     --                  3,504

Noncash investing and
   financing activities:
   Debt transferred from
      Special GP                                         --                  --                230,000                     --
   Marketable securities
      transferred from Special GP                        --                  --                 15,486                     --

19.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of the quarterly operating results for the Partnership is as follows (in thousands, except unit and per unit data):

                                                                             QUARTER ENDED
                                                     ----------------------------------------------------------------
                                                       MARCH 31,        JUNE 30,        SEPTEMBER 30,    DECEMBER 31,
                                                        2001(1)          2001               2001             2001
                                                     ------------     ------------      ------------     ------------
Revenues                                             $    106,752     $    110,722      $    117,894     $    110,932
Operating income                                            8,456            4,012            11,943              803
Net income (loss)                                          12,375              (46)            7,816           (3,045)

Basic net income (loss) per limited partner unit     $       0.79     $      (0.01)     $       0.50     $      (0.19)
Basic net income (loss) per limited partner unit
   before accounting change                          $       0.28     $      (0.01)     $       0.50     $      (0.19)
Diluted net income (loss) per limited
   partner unit                                      $       0.77     $      (0.01)     $       0.49     $      (0.19)
Diluted net income (loss) per limited
   partner unit before accounting change             $       0.28     $      (0.01)     $       0.49     $      (0.19)
Weighted average number of units
   outstanding - basic                                 15,405,311       15,405,311        15,405,311       15,405,311
Weighted average number of units
   outstanding - diluted                               15,680,594       15,681,411        15,678,013       15,708,968




                                                                             QUARTER ENDED
                                                     ----------------------------------------------------------------
                                                       MARCH 31         JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                                         2000             2000            2000 (2)          2000
                                                     ------------     ------------     ------------     ------------
Revenues                                             $     89,420     $     86,652     $     96,459     $     90,938
Operating income                                            6,191            5,912           15,669            3,096
Net income (loss)                                           2,366            2,098           11,560             (443)

Basic net income (loss) per limited partner unit     $       0.15     $       0.13     $       0.74     $      (0.03)
Diluted net income (loss) per limited
   partner unit                                      $       0.15     $       0.13     $       0.73     $      (0.03)
Weighted average number of units
   outstanding - basic                                 15,405,311       15,405,311       15,405,311       15,405,311
Weighted average number of units
   outstanding - diluted                               15,550,489       15,550,845       15,552,017       15,553,372

      (1) The Partnership changed its method of estimating black lung benefits liability effective January 1, 2001. The cumulative effect of this change resulted in the reduction of this liability and a corresponding increase in net income of $7,939,000 for the quarter (Note 3).

      (2) The Partnership recorded income of $12.2 million, which is net of litigation expenses and costs relating to the impairment of certain transloading facility assets. Additionally, the Partnership recorded an expense of $2.7 million related to litigation matters settled and contingencies associated with other litigation matters. The net effect of these unusual items for the quarter was $9.5 million (Note 4).

      Operating income in the above table represents income from operations before interest expense.

                                   * * * * * *

SCHEDULE II

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                        BALANCE AT       ADDITIONS                           BALANCE AT
                                        BEGINNING        CHARGED TO                            END OF
                                         OF YEAR           INCOME          DEDUCTIONS           YEAR
                                        ----------       ----------        ----------        ----------
                                                                (IN THOUSANDS)
2001

Allowance for doubtful accounts          $   --            $  763            $   --            $  763
                                         ======            ======            ======            ======

A table for fiscal years ended December 31, 2000 and 1999 has been omitted because there was no allowance for doubtful accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

    As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our managing general partner. The following table shows information for the directors and executive officers of the managing general partner. Executive officers and directors are elected for one-year terms.

         NAME             AGE      POSITION WITH OUR MANAGING GENERAL PARTNER
         ----             ---      ------------------------------------------
Joseph W. Craft  III      51      President, Chief Executive Officer and Director

Robert G. Sachse          53      Executive Vice President and Director

Thomas L. Pearson         48      Senior Vice President - Law and Administration,
                                  General Counsel and Secretary

Michael L. Greenwood      46      Senior Vice President - Chief Financial Officer
                                  and Treasurer

Charles R. Wesley         47      Senior Vice President -  Operations

Gary J. Rathburn          51      Senior Vice President -  Marketing

John J. MacWilliams       46      Director

Preston R. Miller, Jr.    53      Director

John P. Neafsey           62      Director

John H. Robinson          51      Director

Paul R. Tregurtha         66      Director

    Joseph W. Craft III has worked for us since 1980. Prior to the formation of Alliance Resource Holdings, Mr. Craft was a Senior Vice President of MAPCO Inc., serving as General Counsel and Chief Financial Officer, and since 1986 as President of MAPCO Coal Inc. Mr. Craft has held his current positions since August 1996. Prior to working with us, Mr. Craft was an attorney at Falcon Coal Corporation and Diamond Shamrock Coal Corporation. Mr. Craft has held numerous industry leadership positions, including past Chairman of the National Coal Council, a Board and Executive Committee member of the National Mining Association, and a Director of the Center for Energy and Economic Development. Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctor degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology.

    Robert G. Sachse joined us as Executive Vice President and Vice Chairman in August 2000. Prior to working with us, Mr. Sachse was Executive Vice President and Chief Operating Officer of MAPCO Inc. from 1996 to 1998 when MAPCO Inc. merged with The Williams Companies, Inc. Mr. Sachse held various positions with MAPCO Coal Inc. from 1982 to 1991, and was promoted to President of MAPCO Natural Gas Liquids in 1992. Mr. Sachse holds a Bachelor of Science degree from Trinity University and a Juris Doctor degree from the University of Tulsa.

    Thomas L. Pearson has worked for us since 1989. Prior to the formation of Alliance Resource Holdings, Mr. Pearson was Assistant General Counsel of MAPCO Inc. and served as General Counsel and Secretary of MAPCO Coal Inc. from 1989-1996. Mr. Pearson has held his current positions since August 1996. Prior to working with us, Mr. Pearson was General Counsel and Secretary of McLouth Steel Products Corporation, one of the largest integrated steel producers in the United States; and Corporate Counsel of Midland-Ross Corporation, a multi-national company with numerous international joint venture companies and projects. Previously, he was an attorney with the law firm Arter & Hadden in Cleveland, Ohio. Mr. Pearson is or has been active in a number of educational, charitable and business organizations, including the following: Vice Chairman, Legal Affairs Committee, National Mining Association; Member, Dean's Committee, The University of Iowa College of Law; and Contributions Committee, Greater Cleveland United Way. Mr. Pearson holds a Bachelor of Arts degree in History and Communications from DePauw University and a Juris Doctor degree from The University of Iowa.

    Michael L. Greenwood has worked for us since 1986. Prior to the formation of Alliance Resource Holdings, Mr. Greenwood served in various financial management capacities, including General Manager - Finance of MAPCO Coal Inc., General Manager of Planning and Financial Analysis, and Manager - Mergers and Acquisitions of MAPCO Inc. Mr. Greenwood has held his current positions since August 1996. Prior to working for us, Mr. Greenwood held financial planning and business development management positions in the energy industry with Davis Investments, The Williams Companies, Inc. and Penn Central Corporation. Mr. Greenwood holds a Bachelor of Science degree in Business Administration from Oklahoma State University and a Master of Business Administration degree from the University of Tulsa. Mr. Greenwood has also completed executive programs at Northwestern University, Southern Methodist University and The Center for Creative Leadership.

    Charles R. Wesley has worked for us since 1974. Mr. Wesley joined Webster County Coal Corporation in 1974 as an engineering co-op student and worked through the ranks to become General Superintendent. In 1992 he became Vice President of Operations for Mettiki Coal Corporation. He has held his current position since August 1996. Mr. Wesley has served the industry as past President of the West Kentucky Mining Institute and National Mine Rescue Association Post
11. He also served on the board of the Kentucky Mining Institute. Mr. Wesley holds a Bachelor of Science degree in Mining Engineering from the University of Kentucky.

    Gary J. Rathburn has worked for us since 1980 when he joined MAPCO Coal Inc. as Manager of Brokerage Coals. Since 1980, Mr. Rathburn has managed all phases of the marketing group involving transportation and distribution, international sales and the brokering of coal. He has held his current position since August 1996. Prior to working for us, Mr. Rathburn was employed by Eastern Associated Coal Corporation in its International Sales and Brokerage groups. Mr. Rathburn has been active in industry groups such as the Maryland Coal Association, The North Carolina Coal Institute and the National Mining Association. Mr. Rathburn was a Director of The National Coal Association and Chairman of the Coal Exporters Association for several years. Mr. Rathburn holds a Bachelor of Arts degree in Political Science from the University of Pittsburgh and has participated in industry-related programs at the World Trade Institute, Princeton University and the Colorado School of Mines.

    John J. MacWilliams has served as a Director since June 1996. Mr. MacWilliams has been a General Partner of J.P. Morgan Partners, LLC since June of 2000. Previously he was a General Partner of the Beacon Group, LP (The Beacon Group) from May 1993 through May 2000. Prior to the formation of The Beacon Group, Mr. MacWilliams was an Executive Director of Goldman Sachs International in London, where he was responsible for heading the firm's International Structured Financing Group. Prior to moving to London, Mr. MacWilliams was a Vice President in the Investment Banking Division of Goldman, Sachs & Co. in New York. Prior to joining Goldman Sachs, Mr. MacWilliams was an attorney at Davis Polk & Wardwell in New York, where he worked on international bank financings, partnership financings, and mergers and acquisitions. Mr. MacWilliams is also a director of Campagnie Generale de Geophysique. Mr. MacWilliams holds a Bachelor of Arts degree from Stanford University, Master of Science degree from Massachusetts Institute of Technology, and a Juris Doctor degree from Harvard Law School.

    Preston R. Miller, Jr. has served as a Director since June 1996. Mr. Miller has been a General Partner of J.P. Morgan Partners, LLC since June of 2000. Previously he was a General Partner of the Beacon Group from June 1993 through May 2000. Prior to the formation of The Beacon Group, Mr. Miller was employed for fourteen years by Goldman, Sachs & Co. in New York City, where he was a Vice President in the Structured Finance Group and had global responsibility for the coverage of the independent power industry, asset-backed power generation, and oil and gas financings. Mr. Miller also has a background in credit analysis, and was head of the revenue bond rating group at Standard & Poor's Corp. prior to joining Goldman Sachs. Mr. Miller holds a Bachelor of Arts degree from Yale University and a Master of Public Administration degree from Harvard University.

    John P. Neafsey has served as Chairman since June 1996. Mr. Neafsey has served as President of JN Associates, an investment consulting firm, since January 1994. Mr. Neafsey served as President and CEO of Greenwich Capital Markets from 1990 to 1993 and Director since its founding in 1983. In addition, Mr. Neafsey held numerous other positions during his twenty-three years at The Sun Company, including: Executive Vice President responsible for Canadian operations, Sun Coal Company and Helios Capital Corporation; Chief Financial Officer; and other executive management positions with numerous subsidiary companies. Mr. Neafsey is or has been active in a number of educational, charitable and business organizations, including the following: Director, The West Pharmaceutical Services Company, Longhorn Partners Pipeline Inc. and the Provident Mutual Life Insurance Company; Trustee Emeritus and Presidential Counselor, Cornell University; and Overseer of Cornell-Weill Medical Center. Mr. Neafsey holds Bachelor and Master of Science degrees in Engineering and a Master of Business Administration degree from Cornell University.

    John H. Robinson has served as a Director since December 1999. In April 2000, Mr. Robinson joined Amey, plc, a British support services business, as Executive Director of its newly-formed Technology Services Division. Mr. Robinson previously served as Vice Chairman of Black & Veatch, a global engineer-constructor firm, from January 1997 through March 2000. He was also the Chairman of Black & Veatch UK Ltd. and was responsible for guiding strategic development of the firm, having begun his career there in 1973. He is a Director of Coeur Precious Metals Mining Corporation. Mr. Robinson holds Bachelor and Master of Science degrees in Engineering from the University of Kansas and has completed the Owner/President Management Program at the Harvard School of Business.

    Paul R. Tregurtha has served as a Director since December 1999. Mr. Tregurtha serves as Chairman and Chief Executive Officer of Mormac Marine Group, Inc. and Chairman of Moran Transportation Company. He is a director and principal officer of several companies involved in water transportation and natural resources, including The Interlake Steamship Company and Lakes Shipping Company. Mr. Tregurtha is also a director of FleetBoston Financial and FPL Group, Inc., the parent of Florida Power & Light Company. Mr. Tregurtha holds a Bachelor of Science degree in Mechanical Engineering from Cornell University, where he serves as Trustee Emeritus, and a Master of Business Administration degree from the Harvard School of Business.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of the forms furnished to it, or written representations from certain reporting persons, we believe that during 2001 none of our officers and directors was delinquent with respect to any of the filing requirements under Rule 16(a).

REIMBURSEMENT OF EXPENSES OF THE MANAGING GENERAL PARTNER AND ITS AFFILIATES

    The managing general partner does not receive any management fee or other compensation in connection with its management of us. However, our managing general partner and its affiliates, including Alliance Resource Holdings, perform services for us and are reimbursed by us for all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits properly allocable to us, as well as all other expenses necessary or appropriate to the conduct of our business, and properly allocable to us. Our partnership agreement provides that the managing general partner will determine the expenses that are allocable to us in any reasonable manner determined by the managing general partner in its sole discretion.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth certain compensation information for all executive officers of our managing general partner who received salary and bonus compensation in excess of $100,000 in 2001 and 2000. We were formed in May 1999 but did not commence business until August 1999. Therefore 1999 compensation information is for the period from commencement of our operations (on August 20, 1999) to December 31, 1999.

SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION             LONG TERM
                                                -----------------------------------   COMPENSATION
                                                                       OTHER ANNUAL    RESTRICTED         ALL OTHER
                                                            BONUS      COMPENSATION   STOCK AWARDS      COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR       SALARY      (1)            (2)            (3)               (4)
---------------------------           ----      --------    ------     ------------   ------------      ------------
Joseph W. Craft III,                  2001      $314,700  $130,000        $5,250        $781,875          $50,562
President, Chief Executive Officer    2000       292,950    94,200            --         678,150           63,695
and Director                          1999       106,313    70,040           700              --           21,495

Thomas L. Pearson,                    2001       192,000    63,000         1,167         140,738           31,914
Senior Vice President-Law and         2000       177,000    45,000         1,550         122,067           43,856
Administration, General Counsel and   1999        64,234    28,306            --              --           12,385
Secretary

Michael L. Greenwood,                 2001       162,650    50,000            --         140,738           24,531
Senior Vice President-Chief           2000       151,400    45,000            --         122,067           26,009
Financial Officer and Treasurer       1999        54,944    28,306            --              --            7,972

Charles R. Wesley,                    2001       202,000    65,000           925         156,375           33,286
Senior Vice President-Operations      2000       187,000    47,600         1,500         135,630           32,802
                                      1999        67,863    35,565            --              --           12,383

Gary J. Rathburn,                     2001       167,000    70,000         3,000         140,738           26,702
Senior Vice President-Marketing       2000       152,000    45,000         1,500         122,067           28,008
                                      1999        55,161    28,306            --              --            9,407

(1) Amounts awarded under the Short-Term Incentive Plan. See "Short-Term Incentive Plan" below.

(2) Amounts reimbursed for income tax preparation and financial planning services.

(3) Awards under the Long-Term Incentive Plan. The amount represents the value of restricted units at the date of issuance. The total number of restricted units and their aggregate market value as of December 31, 2001, were: Mr. Craft, 95,000 units valued at $2,574,500; Mr. Pearson, 17,100 units valued at $463,410; Mr. Greenwood, 17,100 units valued at $463,410; Mr. Wesley, 19,000 units valued at $514,900; Mr. Rathburn, 17,100 units valued at $463,410. Units granted under the Long-Term Incentive Plan do not vest until the end of the subordination period, which will generally not end before September 30, 2004. See "Long-Term Incentive Plan" below.

(4) Amounts represent (a) the managing general partner's matching contributions to its 401(k) Plan and (b) the managing general partner's contribution its Supplemental Executive Retirement Plan.

COMPENSATION OF DIRECTORS

    Under the managing general partner's Directors Compensation Program (Directors Plan) each non-employee Director is paid an annual retainer of $21,500. The annual retainer is payable in common units to be paid on a quarterly basis in advance determined by dividing the pro rata annual retainer payable on such date by the closing sales price per common unit averaged over the immediately preceding ten trading days. Each non-employee director may elect to defer all or a portion of his or her compensation under the Deferred Compensation Plan for Directors.

    In addition, each non-employee director participates in the Long-Term Incentive Plan. The directors restricted units vest in accordance with the procedure described below. Messrs. MacWilliams and Miller have declined compensation under the Directors and Long-Term Incentive Plans.

    Mr. Sachse has a consulting agreement with the managing general partner for a term of three years, effective August 14, 2000. The consulting agreement provides that Mr. Sachse will serve as Executive Vice President of the managing general partner and devote his services on a part-time basis. In addition to compensation received under the Directors Plan and Long-Term Incentive Plan described above, Mr. Sachse is entitled to receive an annual fee of $150,000 payable in arrears monthly. Mr. Sachse also is entitled to receive quarterly payments in arrears of $7,500 less the market value of 250 common units calculated by the closing sales price per common unit averaged over the immediately preceding ten trading days. A copy of the consulting agreement with Mr. Sachse is an exhibit hereto.

EMPLOYMENT AGREEMENTS

    The executive officers of the managing general partner and some additional members of senior management will enter into employment agreements among the executive officer or member of senior management, on the one hand, and the managing general partner on the other. We reimburse the managing general partner for the compensation and benefits costs under these agreements. This summary of the terms of the employment agreements does not purport to be complete, but outlines their material provisions. A form of the agreements with each of Messrs. Craft, Pearson, Greenwood, Wesley and Rathburn is an exhibit hereto.

    Each of the employment agreements had an initial term that expired on December 31, 2001, but automatically extend for successive one-year terms unless either party gives 12 months prior notice to the other party. The employment agreements provide for a base salary, subject to review annually, of $321,950, $192,000, $166,400, $207,000 and $167,000 for Messrs. Craft, Pearson, Greenwood,
Wesley and Rathburn, respectively. The employment agreements provide for continued salary payments, bonus and benefits for a period of three years, in the case of Mr. Craft, and 18 months, in the case of Messrs. Pearson, Greenwood, Wesley and Rathburn, following termination of employment, except in the case of a change of control of the managing general partner.

    In the case of a "change of control" as defined in the agreements, in lieu of the continuation of salary and benefits, that executive will be entitled to a lump sum payment in an amount equal to three times base salary plus bonus, in the case of Mr. Craft, and two times base salary plus bonus in the case of Messrs. Pearson, Greenwood, Wesley and Rathburn. Unless the executive waives his or her right to the continuation of base salary and bonus, the agreements provide for a noncompetition period of 18 months. The noncompetition period does not apply after a change in control. Amounts paid by the managing general partner pursuant to the employment agreements will be reimbursed by us.

    The executives who are subject to employment agreements also participate in the Short- and Long-Term Incentive Plans of the managing general partner described below along with other members of management. They also are entitled to participate in the other employee benefit plans and programs that the managing general partner provides for its employees.

LONG-TERM INCENTIVE PLAN

    Effective January 1, 2000, the managing general partner adopted the Long-Term Incentive Plan (LTIP) for certain employees and directors of the managing general partner and its affiliates who perform services for us. The summary of the LTIP contained herein does not purport to be complete, but outlines its material provisions.

    The LTIP is administered by the compensation committee of the managing general partner's Board of Directors. Annual grant levels for designated participants are recommended by the President and CEO of the managing general partner, subject to the review and approval of the compensation committee. We will reimburse the managing general partner for all costs incurred pursuant to the programs described below.

Grants are made either of restricted units, which are "phantom" units that entitle the grantee to receive a common unit or an equivalent amount of cash upon the vesting of a phantom unit, or options to purchase common units. Common units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by the managing general partner in the open market at a price equal to the then prevailing price, or directly from Alliance Resource Holdings or any other third party, including units newly issued by us, or use units already owned by the managing general partner, or any combination of the foregoing. The managing general partner is entitled to reimbursement by us for the cost incurred in acquiring these common units or in paying cash in lieu of common units upon vesting of the restricted units. If we issue new common units upon payment of the restricted units or unit options instead of purchasing them, the total number of common units outstanding will increase. The aggregate number of units reserved for issuance under the LTIP is 600,000. Effective January 1, 2000 and 2001, the compensation committee approved initial grants of 142,100 and 129,200 restricted units, vesting at the end of the subordination period, which generally will not end before September 30, 2004. During 2001, 8,500 units were forfeited. Effective as of January 1, 2002, the compensation committee approved additional grants of 131,885 restricted units, which vest at the end of the subordination period.

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

    The managing general partner's Board of Directors, in its discretion, may terminate the LTIP at any time with respect to any common units for which a grant has not previously been made. The managing general partner's Board of Directors will also have the right to alter or amend the LTIP or any part of it from time to time, subject to unitholder approval as required by the exchange upon which the common units may be listed at that time; provided, however, that no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the affected participant. In addition, the managing general partner may, in its discretion, establish such additional compensation and incentive arrangements as it deems appropriate to motivate and reward its employees. The managing general partner is reimbursed for all compensation expenses incurred on our behalf.

SHORT-TERM INCENTIVE PLAN

    Effective January 1, 1999, the managing general partner adopted a Short-Term Incentive Plan (STIP) for management and other salaried employees. The STIP is designed to enhance the financial performance by rewarding management and our salaried employees and those of the managing general partner with cash awards for our achieving an annual financial performance objective. The annual performance objective for each year is recommended by the President and CEO of the managing general partner and approved by the compensation committee of its Board of Directors prior to January 1 of that year. The STIP is administered by the compensation committee. Individual participants and payments each year are determined by and in the discretion of the compensation committee, and the managing general partner is able to amend the plan at any time. The managing general partner is entitled to reimbursement by us for the costs incurred under the STIP.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

             Effective January 1, 1997, the managing general partner adopted a supplemental executive retirement plan (SERP) for certain officers and key employees. The purpose of the SERP is to enhance our ability to retain specific officers and key employees, by providing them with the deferred compensation benefits contained in the SERP. The intent of the SERP is to provide each participant with retirement benefits that are comparable in value to those of similar retirement programs administered by other companies, as well as to align each participant's supplemental benefits under the SERP with the interests of the our unitholders. All allocations made to participants under the SERP are made in the form of phantom units. The SERP is administered by the compensation committee. The managing general partner is able to amend or terminate the plan at any time. The managing general partner is entitled to reimbursement by us for its costs incurred under the SERP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 1, 2002, regarding the beneficial ownership of common and subordinated units held by (a) each person known by the managing general partner to be the beneficial owner of 5% or more of the common and subordinated units, (b) each director and executive officer of the managing general partner and (c) all directors and executive officers of the managing general partner as a group. The managing general partner is owned by funds affiliated with The Beacon Group and members of management. The special general partner is a wholly-owned subsidiary of Alliance Resource Holdings. The address of Alliance Resource Holdings, the managing general partner and the special general partner is 1717 South Boulder Avenue, Tulsa, Oklahoma 74119.

                                                             PERCENTAGE OF                     PERCENTAGE OF      PERCENTAGE
                                              COMMON             COMMON      SUBORDINATED      SUBORDINATED        OF TOTAL
                                               UNITS              UNITS         UNITS              UNITS            UNITS
                                            BENEFICIALLY      BENEFICIALLY   BENEFICIALLY      BENEFICIALLY      BENEFICIALLY
NAME OF BENEFICIAL OWNER                      OWNED(8)           OWNED          OWNED              OWNED            OWNED
------------------------                    ------------     -------------   ------------      -------------     ------------
Alliance Resource GP, LLC(2)                  1,232,780           13.72%       6,422,531             100%            49.7%
Alliance Resource Management GP, LLC(3)         164,000            1.83%              --              --              1.1%
Joseph W. Craft III(1)(7)                        85,468               *               --              --                *
Robert G. Sachse(1)                               2,998               *               --              --                *
Thomas L. Pearson(1)                             15,897               *               --              --                *
Michael L. Greenwood(1)                          33,204               *               --              --                *
Charles R. Wesley(1)                             25,479               *               --              --                *
Gary J. Rathburn(1)                              13,721               *               --              --                *
John J. MacWilliams(4)                        1,396,780           15.55%       6,422,531             100%            50.8%
Preston R. Miller, Jr.(4)                     1,396,780           15.55%       6,422,531             100%            50.8%
John P. Neafsey(1)                               13,204               *               --              --                *
John H. Robinson(5)                               3,421               *               --              --                *
Paul R. Tregurtha(6)                              3,421               *               --              --                *
All directors and executive officers as
  a group (11 persons)                        1,593,593           17.74%       6,422,531             100%            52.0%


*   Less than one percent.

(1) The address of Messrs. Craft, Sachse, Pearson, Greenwood, Wesley, Rathburn and Neafsey is 1717 South Boulder Avenue, Tulsa, Oklahoma 74119.

(2) Alliance Resource Holdings may be deemed to beneficially own the common units and the subordinated units held by the special general partner, as a result of Alliance Resource Holdings' ownership of all of the membership interests in the special general partner. MPC Partners, LP (MPC Partners), an affiliate of the Beacon Group, may also be deemed to beneficially own the common units and the subordinated units held by the special general partner as a result of MPC Partners' ownership of 86.2% of Alliance Resource Holding's outstanding common stock.

(3) The managing general partner is an affiliate of the special general partner, and as a consequence the special general partner may be deemed to beneficially own the common units held by the managing general partner.

(4) Messrs. MacWilliams and Miller may also be deemed to share beneficial ownership of the common units and the subordinated units held by the special general partner and the managing general partner by virtue of their status as partners of The Beacon Group, an affiliate of MPC Partners. Messrs. MacWilliams and Miller disclaim beneficial ownership of the common and subordinated units held by the special general partner and the managing general partner. The address of Messrs. MacWilliams and Miller is Beacon Group Energy Funds, 222 Berkeley St., 17th floor, Boston, Massachusetts 10020.

(5) The address of Mr. Robinson is 24 Hanover Square, London, England W1S1JD.

(6) The address of Mr. Tregurtha is 3 Landmark Square, Stamford, Connecticut 06901.

(7) Mr. Craft may also be deemed to share beneficial ownership of an additional 13,500 common units held by a private foundation for which he serves as a trustee. Mr. Craft disclaims beneficial ownership of the common units held by the private foundation.

(8) The amounts set forth do not include any restricted units granted under the LTIP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The special general partner owns 1,232,780 common units and 6,422,531 subordinated units representing an aggregate 48.7% limited partner interest in us. In addition, the general partners own, on a combined basis, an aggregate 2% general partner interest in us, the intermediate partnership and the subsidiaries. The managing general partner's ability, as managing general partner, to manage and operate us and its ownership of 164,000 common units together with the special general partner's ownership of 1,232,780 common units and 6,422,531 subordinated units, effectively gives the general partners the ability to veto some of our actions and to control our management.

UNIT PURCHASE PROGRAM BY THE MANAGING GENERAL PARTNER

    The managing general partner authorized a common unit purchase program in November 1999 for the purchase of up to the greater of one million common units or $15 million of common units. As of December 31, 2001, the managing general partner has purchased 164,000 common units. The common units purchased by the managing general partner retain their rights to receive quarterly distributions of available cash.

TRANSACTIONS BETWEEN THE PARTNERSHIP, SPECIAL GENERAL PARTNER AND ALLIANCE RESOURCE HOLDINGS

    During September 2000, the special general partner acquired coal reserves and the right to acquire additional coal reserves (a) contiguous to our Dotiki mine (Providence No. 3 Reserves) and (b) contiguous to Hopkins County Coal (Elk Creek Reserves). Such coal reserves and the rights to acquire additional coal reserves were transferred to SGP Land, LLC (SGP Land), a newly formed wholly-owned subsidiary of the special general partner.

    Concurrent with such coal reserve acquisitions, the special general partner, through affiliates, was negotiating for the purchase of (a) the capital stock of Roberts Bros. Coal Co., Inc., Warrior Coal Mining Company, and Warrior Coal Corporation, and (b) the related coal reserves (Warrior Reserves) owned by Cardinal Trust, LLC (collectively, the Warrior Group). The Warrior Group's operating assets are located adjacent to the Providence No. 3 Reserves and these operating assets, excluding the Warrior Reserves, were purchased by a newly formed affiliate of the special general partner, Warrior Coal, LLC (Warrior
Coal) in January 2001. SGP Land acquired the Warrior Reserves, which are located between the Providence No. 3 Reserves and Hopkins County Coal.

    SGP Land entered into a mineral lease and sublease with Webster County Coal for a portion of each of the Providence No. 3 Reserves and the Warrior Reserves, and granted an option to Hopkins County Coal to lease and/or sublease the Elk Creek Reserves. Under the terms of the Webster County Coal lease and sublease, Webster County Coal has an annual minimum royalty obligation of $2.7 million, payable in advance, from 2000 to 2013, or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid an annual minimum royalty of $2.7 million in 2001 and 2000. Under the terms of the Hopkins County Coal option to lease and sub-lease, Hopkins County Coal paid option fees of $684,000 and $645,000 during 2001 and 2000, respectively. The anticipated annual minimum royalty obligation is $684,000 payable in advance, from 2002 to 2009.

    During 2000, Alliance Resource Holdings and our managing general partner were approached with the opportunity to purchase certain mining assets of Warrior Coal located adjacent to our western Kentucky operations. Warrior Coal is an underground mining complex that utilizes continuous mining units employing room and pillar mining techniques. Warrior Coal produces approximately 1.5 million tons per year, controls reserves that will provide for a minimum of ten years of mining, and has the possibility of controlling additional reserves in the future.

    In accordance with the right of first refusal provision in the omnibus agreement between Alliance Resource Holdings and our managing general partner, Alliance Resource Holdings offered the managing general partner the opportunity to purchase Warrior Coal. At the time, the managing general partner declined the opportunity to purchase Warrior Coal as we had previously committed to major capital expenditures at two existing operations. As a condition to not exercising our right of first refusal, our managing general partner requested that Alliance Resource Holdings enter into a put and call arrangement for Warrior Coal. After further discussions, we and Alliance Resource Holdings, with the approval of the conflicts committee of our managing general partner, entered into an Amended and Restated Put and Call Option Agreement ("Put/Call Agreement") in January 2001. Concurrently, Alliance Resource Holdings, through an indirect wholly-owned subsidiary, acquired Warrior Coal in January 2001 for $10 million.

    The Put/Call Agreement preserved an opportunity for us to acquire Warrior Coal during a specified time period in the future, although at a price significantly greater than the price paid by Alliance Resource Holdings. Under the terms of the Put/Call Agreement, Alliance Resource Holdings can require us to purchase Warrior Coal during the period from January 2 to January 11, 2003. The put option price is approximately $12.5 million. We can also require Alliance Resource Holdings to sell Warrior Coal to us during the period from April 12, 2003 to December 31, 2006. The call option price ranges between $13.6 million and $22.2 million depending on when the call option is exercised.

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

    The Put/Call Agreement option prices reflect negotiated sale and purchase amounts that both parties determined would allow each party to satisfy acceptable minimum investment returns in the event either the put or call options are exercised. We have not made a final determination concerning the potential exercise of our call option and have not been advised by Alliance Resource Holdings concerning Alliance Resource Holdings' intention to exercise its put option. We have developed financial projections for Warrior Coal based on due diligence procedures we customarily perform when considering the acquisition of a coal mine. The assumptions underlying the financial projections made by us for Warrior Coal include (a) annual production levels ranging from 1.5 million to 1.8 million tons, (b) coal prices at or below current coal prices and (c) a discount rate of 12 percent. Based on these financial projections, at this time, we believe that the fair value of Warrior Coal is equal to or greater than the put option exercise price.

    We provide management and administrative services to Warrior Coal and SGP Land under an administrative service agreement. Under this agreement, we recognized approximately $1.0 million as a reduction to our general and administrative expenses. Accounts receivable from Warrior Coal of $108,000 offsets a portion of the due to affiliates at December 31, 2001. This transaction was reviewed and approved by the conflicts committee.

    During 2001, we entered into an agreement with Warrior Coal to perform certain reclamation procedures for us. The total estimated cost of the reclamation procedures covered by this agreement is $475,000 of which approximately $315,000 remains to be expended in 2002 for the expected completion of the reclamation procedures by Warrior Coal.

    During 2001, we made coal purchases of approximately $3.1 million from Warrior Coal. Accounts payable to Warrior Coal were $1.9 million and are included in the amount due to affiliates in our consolidated balance sheet as of December 31, 2001. During December 2001, we entered into coal supply agreements with Warrior Coal for the purchase of up to 1.8 million tons for the year ending December 31, 2002. This transaction was reviewed and approved by the Conflicts Committee.

    We have a noncancelable operating lease arrangement with the special general partner for a coal preparation plant and ancillary facilities at Gibson County Coal. This transaction was reviewed and approved by the Conflicts Committee. Under the terms of the lease, we began making monthly payments commencing January 1, 2001, of approximately $216,000, which will continue through January 2010.

    During 2001, SGP Land, as successor-in-interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining, LLC (MC Mining). Under the terms of the of the lease, MC Mining pays an annual minimum royalty obligation of $300,000 until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. This transaction was reviewed and approved by the Conflicts Committee. MC Mining paid royalties of $705,000 for the year ended December 31, 2001.

    During 2001, we entered into agreements with three banks to provide letters of credit in an aggregate amount of $25.0 million to maintain surety bonds to secure its obligations for reclamation liabilities and workers' compensation benefits. At December 31, 2001 we had $15.0 million in letters of credit outstanding. The special general partner guarantees these letters of credit, and as a result we have agreed to compensate the Special GP for a fee equal to 0.30% per annum of the face amount of the letters of credit outstanding. We paid approximately $8,800 in guarantee fees to the Special GP for the year ended December 31, 2001. This transaction was reviewed and approved by the Conflicts Committee.

    We may enter into similar arrangements in the future to support the acquisition of additional reserve properties or to develop facilities at our existing mining complexes.

OTHER RELATED PARTY TRANSACTIONS

    J.P. Morgan Chase & Co. (Chase) is paying agent, co-administrative agent and a lender under our Credit Facility. In 2001, we made interest and principal payments and principle to Chase on outstanding borrowings and paid Chase customary fees for their other services. We expect that these relationships will continue in 2002. The Beacon Group is an affiliate of Chase. Messrs. MacWilliams and Miller are General Partners of the Beacon Group and Directors of the managing general partner.

    FleetBoston is a lender under our Credit Facility. In 2001, we made interest and principal payments to FleetBoston on outstanding borrowings. We expect this relationship to continue in 2002. Mr. Tregurtha, director of the managing general partner, also serves as a director for FleetBoston.

OMNIBUS AGREEMENT

    Concurrent with the closing of our initial public offering, we entered into an omnibus agreement with Alliance Resource Holdings and the general partners, which governs potential competition among us and the other parties to this agreement. Alliance Resource Holdings agreed, and caused its controlled affiliates to agree, for so long as management and funds managed by The Beacon Group and its affiliates control the managing general partner, not to engage in the business of mining, marketing or transporting coal in the U.S. unless it first offers us the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors of the managing general partner, with the concurrence of its conflicts committee, elects to cause us not to pursue such opportunity or acquisition. In addition, Alliance Resource Holdings has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided Alliance Resource Holdings offers us the opportunity to purchase the coal assets following their acquisition. The restriction does not apply to the assets retained and business conducted by Alliance Resource Holdings at the closing of our initial public offering. Except as provided above, Alliance Resource Holdings and its controlled affiliates are prohibited from engaging in activities in which they compete directly with us. In addition, The Beacon Group, and the funds it manages, are prohibited from owning or engaging in businesses which compete with us. In addition to its non-competition provisions, this agreement contains provisions which indemnify us against liabilities associated with certain assets and businesses of Alliance Resource Holdings which were disposed of or liquidated prior to consummating our initial public offering.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)      Financial Statements.

            The response to this portion of Item 14 is submitted as a separate section herein under Part II, Item 8. - Financial Statements and Supplementary Data.

(a)(2)      Financial Statement Schedules.

            Schedule II - Valuation and Qualifying Accounts - Year ended December 31, 2001, is set forth under Part II Item 8. - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3)      Index of Exhibits.

              3.1 Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

              3.2 Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

              3.3 Certificate of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.6 of the Registrant's Registration Statement on Form S-1 filed with the Commission on May 20, 1999 (Reg. No. 333-78845)).

              3.4 Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to
                     Exhibit 3.8 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

              3.5 Certificate of Formation of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.7 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 23, 1999 (Reg. No. 333-78845)).

              3.6 Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to
                     Exhibit 3.4 of the Registrant's Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

              3.7 Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-3 filed with the Commission on April
                     1, 2002 (Reg. No. 333-85282)).

              3.8 Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.6 of the Registrant's Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

              4.1 Form of Common Unit Certificate (Included as Exhibit A to the Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.)

              10.1 Credit Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC, JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (as paying agent), Deutsche Bank AG, New York Branch (as documentation agent), Citicorp USA, Inc. and JP Morgan Chase Bank (as co-administrative agents) and the lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

              *10.2 Amendment No. 1 dated December 7, 2001, to the Credit Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC, JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (as paying agent), Deutsche Bank AG, New York Branch (as documentation agent), Citicorp USA, Inc. and JP Morgan Chase Bank (as co-administrative agents) and the lenders named therein.

              10.3 Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein. (Incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

              10.4 Letter of Credit Facility Agreement dated as of June 29, 2001, between Alliance Resource Partners, L.P. and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

              10.5 Promissory Note Agreement dated as of July 31, 2001, between Alliance Resource Partners, L.P. and Bank of Oklahoma, N. A. (Incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

              10.6 Guarantee Agreement, dated as of July 31, 2001, between Alliance Resource GP, LLC and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

              10.7 Letter of Credit Facility Agreement dated as of August 30, 2001, between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

              10.8 Guarantee Agreement, dated as of August 30, 2001, between Alliance Resource GP, LLC and Firth Third Bank. (Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

              10.9 Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association. (Incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

              10.10 Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

              10.11 Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

              10.12 Guaranty Fee Agreement dated as of July 31, 2001, between Alliance Resource Partners, L.P. and Alliance Resource GP, LLC. (Incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

              10.13 Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

              10.14 Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

              10.15 Alliance Resource Management GP, LLC 2000 Long-Term Incentive Plan (as amended). (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

              10.16 Alliance Resource Management GP, LLC Short-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

              10.17 Alliance Resource Management GP, LLC Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

              10.18 Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit
                     99.3 of the Registrant's Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg.
                     No. 333-85258)).

             10.19 Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation. (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

             10.20 Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

             10.21 Interim Coal Supply Agreement effective May 1, 2000, between Alliance Coal, LLC and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit
                     10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

             10.22 Contract for Purchase and Sale of Coal, dated January 31, 1995, between Tennessee Valley Authority and Webster County Coal Corporation. (Incorporated by reference to Exhibit
                     10.10 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

             10.23 Assignment/Transfer Agreement between Andalex Resources, Inc., Hopkins County Coal LLC, Webster County Coal Corporation and Tennessee Valley Authority, dated January 23, 1998, with Exhibit A - Contract for Purchase and Sale of Coal between Tennessee Valley Authority and Andalex Resources, Inc., dated January 31, 1995. (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

             10.24 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and Webster County Coal Corporation. (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

             10.25 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and White County Coal Corporation. (Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

             10.26 Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power Company and Mettiki Coal Corporation. (Incorporated by reference to Exhibit 10. (t) to MAPCO Inc.'s Annual Report on Form 10-K, filed April 1, 1996, File No. 1-5254).

             *10.27 Coal Feedstock Supply Agreement dated October 26, 2001, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Portions of this agreement have been omitted based on a request for confidential treatment. Those omitted portions have been filed with the SEC).

             *10.28 Amendment No. 1 to Coal Feedstock Supply Agreement dated February 28, 2002, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Portions of this agreement have been omitted based on a request for confidential treatment. Those omitted portions have been filed with the
                     SEC).

             10.29 Amended and Restated Put and Call Option Agreement dated February 12, 2001 between ARH Warrior Holdings, Inc. and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-26823).

             10.30 Consulting Agreement for Mr. Sachse dated January 1, 2001. (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-26823).

             10.31 Form of Employee Agreement for Messrs. Craft, Pearson, Greenwood, Wesley and Rathburn. (Incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on August 9, 1999 (Reg. No. 333-78845)).

             18.1 Preferability Letter on Accounting Change. (Incorporated by reference to Exhibit 18.1 of the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001, File No. 000-26823).

             *21.1   List of Subsidiaries

             *23.1 Consent of Deloitte & Touche LLP regarding Form S-3, Registration No. 333-85282

             *23.2 Consent of Deloitte & Touche LLP regarding Form S-8 Registration No. 333-85258

              *  Filed here with

       (b)    Reports on Form 8-K:

              None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 29, 2002.

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

       SIGNATURE                                  TITLE                               DATE
       ---------                                  -----                               ----
/s/ Joseph W. Craft III                President, Chief Executive                March 29, 2002
------------------------------         Officer and Director
Joseph W. Craft III                    (Principal Executive Officer)


/s/ Michael L. Greenwood               Senior Vice President,                    March 29, 2002
------------------------------         Chief Financial Officer
Michael L. Greenwood                   and Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

/s/ John J. MacWilliams                Director                                  March 29, 2002
------------------------------
John J. MacWilliams

/s/ Preston R. Miller, Jr.             Director                                  March 29, 2002
------------------------------
Preston R. Miller, Jr.

/s/ John P. Neafsey                    Director                                  March 29, 2002
------------------------------
John P. Neafsey

/s/ John H. Robinson                   Director                                  March 29, 2002
------------------------------
John H. Robinson

/s/ Robert G. Sachse                   Executive Vice President and Director     March 29, 2002
------------------------------
Robert G. Sachse

/s/ Paul R. Tregurtha                  Director                                  March 29, 2002
------------------------------
Paul R. Tregurtha

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
3.1       Amended and Restated Agreement of Limited Partnership of Alliance
          Resource Partners, L.P. (Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999, File No. 000-26823).

3.2       Amended and Restated Agreement of Limited Partnership of Alliance
          Resource Operating Partners, L.P. (Incorporated by reference to
          Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

3.3       Certificate of Limited Partnership of Alliance Resource Partners, L.P.
          (Incorporated by reference to Exhibit 3.6 of the Registrant's
          Registration Statement on Form S-1 filed with the Commission on May
          20, 1999 (Reg. No. 333-78845)).

3.4       Certificate of Limited Partnership of Alliance Resource Operating
          Partners, L.P. (Incorporated by reference to Exhibit 3.8 of the Registrant's Registration Statement on Form S-1/A filed with the
          Commission on July 20, 1999 (Reg. No. 333-78845)).

3.5       Certificate of Formation of Alliance Resource Management GP, LLC
          (Incorporated by reference to Exhibit 3.7 of the Registrant's
          Registration Statement on Form S-1/A filed with the Commission on July
          23, 1999 (Reg. No. 333-78845)).

3.6       Amended and Restated Operating Agreement of Alliance Resource
          Management GP, LLC (Incorporated by reference to Exhibit 3.4 of the
          Registrant's Registration Statement on Form S-3 filed with the
          Commission on April 1, 2002 (Reg. No. 333-85282)).

3.7       Amendment No. 1 to Amended and Restated Operating Agreement of
          Alliance Resource Management GP, LLC (Incorporated by reference to
          Exhibit 3.5 of the Registrant's Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

3.8       Amendment No. 2 to Amended and Restated Operating Agreement of
          Alliance Resource Management GP, LLC (Incorporated by reference to
          Exhibit 3.6 of the Registrant's Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

4.1 Form of Common Unit Certificate (Included as Exhibit A to the Amended and Restated Agreement of Limited Partnership of Alliance Resource
          Partners, L.P.).

10.1      Credit Agreement, dated as of August 16, 1999, among Alliance Resource
          GP, LLC, JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (as paying agent), Deutsche Bank AG, New York Branch (as documentation agent), Citicorp USA, Inc. and JP Morgan Chase Bank (as co-administrative agents) and the lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1999, File No. 000-26823).

*10.2 Amendment No. 1, dated December 7, 2001, to the Credit Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC, JP
          Morgan Chase Bank

          (formerly The Chase Manhattan Bank) (as paying agent), Deutsche Bank
          AG, New York Branch (as documentation agent), Citicorp USA, Inc. and
          JP Morgan Chase Bank (as co-administrative agents) and the lenders named therein.

10.3      Note Purchase Agreement, dated as of August 16, 1999, among Alliance
          Resource GP, LLC and the purchasers named therein. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1999, File No. 000-26823).

10.4      Letter of Credit Facility Agreement dated as of June 29, 2001, between
          Alliance Resource Partners, L.P. and Bank of Oklahoma, National
          Association. (Incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2001, File No. 000-26823).

10.5      Promissory Note Agreement dated as of July 31, 2001, between Alliance
          Resource Partners, L.P. and Bank of Oklahoma, N. A. (Incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No.
          000-26823).

10.6      Guarantee Agreement, dated as of July 31, 2001, between Alliance
          Resource GP, LLC and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.7 Letter of Credit Facility Agreement dated as of August 30, 2001, between Alliance Resource Partners, L.P. and Fifth Third Bank.
          (Incorporated by reference to Exhibit 10.23 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          2001, File No. 000-26823).

10.8      Guarantee Agreement, dated as of August 30, 2001, between Alliance
          Resource GP, LLC and Firth Third Bank. (Incorporated by reference to
          Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.9 Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes,
          National Association. (Incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2001, File No. 000-26823).

10.10     Promissory Note Agreement dated as of October 2, 2001, between
          Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.
          (Incorporated by reference to Exhibit 10.26 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          2001, File No. 000-26823).

10.11     Guarantee Agreement, dated as of October 2, 2001, between Alliance
          Resource GP, LLC and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No.
          000-26823).

10.12     Guaranty Fee Agreement dated as of July 31, 2001, between Alliance
          Resource Partners, L.P. and Alliance Resource GP, LLC. (Incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No.
          000-26823).

10.13     Contribution and Assumption Agreement, dated August 16, 1999, among
          Alliance Resource Holdings, Inc., Alliance Resource Management GP,
          LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P.,
          Alliance Resource Operating Partners, L.P. and the other parties named therein. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December
          31, 1999, File No. 000-26823).

10.14     Omnibus Agreement, dated August 16, 1999, among Alliance Resource
          Holdings, Inc., Alliance Resource Management GP, LLC, Alliance
          Resource GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1999, File No. 000-26823).

10.15 Alliance Resource Management GP, LLC 2000 Long-Term Incentive Plan (as amended). (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December
          31, 1999, File No. 000-26823).

10.16     Alliance Resource Management GP, LLC Short-Term Incentive Plan.
          (Incorporated by reference to Exhibit 10.12 of the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1999, File No.
          000-26823).

10.17     Alliance Resource Management GP, LLC Supplemental Executive Retirement
          Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's
          Registration Statement on Form S-8 filed with the Commission on April
          1, 2002 (Reg. No. 333-85258)).

10.18     Alliance Resource Management GP, LLC Deferred Compensation Plan for
          Directors. (Incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-8 filed with the
          Commission on April 1, 2002 (Reg. No. 333-85258)).

10.19 Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal
          Corporation and White County Coal Corporation. (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No.
          333-78845)).

10.20 Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996 between MAPCO Coal Inc., Webster County Coal
          Corporation, White County Coal Corporation, and Seminole Electric
          Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
          30, 2000, File No. 000-26823).

10.21     Interim Coal Supply Agreement effective May 1, 2000 between Alliance
          Coal, LLC and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

10.22 Contract for Purchase and Sale of Coal, dated January 31, 1995, between Tennessee Valley Authority and Webster County Coal
          Corporation. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1/A filed with the
          Commission on July 20, 1999 (Reg. No. 333-78845)).

10.23     Assignment/Transfer Agreement between Andalex Resources, Inc., Hopkins
          County Coal LLC, Webster County Coal Corporation and Tennessee Valley
          Authority, dated January 23, 1998, with Exhibit A - Contract for
          Purchase and Sale of Coal between Tennessee Valley Authority and
          Andalex Resources, Inc., dated January 31, 1995. (Incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

10.24     Contract for Purchase and Sale of Coal, dated July 7, 1998, between
          Tennessee Valley Authority and Webster County Coal Corporation.
          (Incorporated by reference to Exhibit 10.12 of the Registrant's
          Registration Statement on Form S-1/A filed with the Commission on July
          20, 1999 (Reg. No. 333-78845)).

10.25     Contract for Purchase and Sale of Coal, dated July 7, 1998, between
          Tennessee Valley Authority and White County Coal Corporation.
          (Incorporated by reference to Exhibit 10.13 of the Registrant's
          Registration Statement on Form S-1/A filed with the Commission on July
          20, 1999 (Reg. No. 333-78845)).

10.26     Agreement for Supply of Coal to the Mt. Storm Power Station, dated
          January 15, 1996, between Virginia Electric and Power Company and
          Mettiki Coal Corporation. (Incorporated by reference to Exhibit 10.
          (t) to MAPCO Inc.'s Annual Report on Form 10-K, filed April 1, 1996,
          File No. 1-5254).

*10.27    Coal Feedstock Supply Agreement dated October 26, 2001, between
          Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Portions of this agreement have been omitted based on a request for confidential treatment. Those omitted portions have been filed with the SEC).

*10.28    Amendment No. 1 to Coal Feedstock Supply Agreement dated February 28,
          2002, between Synfuel Solutions Operating LLC and Hopkins County Coal,
          LLC (Portions of this agreement have been omitted based on a request for confidential treatment. Those omitted portions have been filed with the SEC).

10.29     Amended and Restated Put and Call Option Agreement dated February 12,
          2001 between ARH Warrior Holdings, Inc. and Alliance Resource
          Partners, L.P. (Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December
          31, 2000, File No. 000-26823).

10.30     Consulting Agreement for Mr. Sachse dated January 1, 2001.
          (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 2000, File No.
          000-26823).

10.31     Form of Employment Agreement for Messrs. Craft, Pearson, Greenwood,
          Wesley and Rathburn. (Incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1/A filed with the
          Commission on August 9, 1999 (Reg. No. 333-78845)).

18.1 Preferability Letter on Accounting Change. (Incorporated by reference to Exhibit 18.1 of the Registrant's Amended Quarterly Report on Form
          10-Q/A for the quarter ended March 31, 2001, File No. 000-26823).

*21.1     List of Subsidiaries.

*23.1     Consent of Deloitte & Touche LLP regarding Form S-3, Registration No.
          333-85282

*23.2     Consent of Deloitte & Touche LLP regarding Form S-8, Registration No.
          333-85258




    * Filed here with