Form 10-Q
period 2002-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2002-05-10
CIK 1086600

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    -------------

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


                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 10, 2002, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.


================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)                                                    Page
                                                                                               ----
           ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

           Consolidated Balance Sheets as of March 31, 2002 and
           December 31, 2001 ..............................................................       1

           Consolidated Statements of Income for the three-months
           ended March 31, 2002 and 2001 ..................................................       2

           Condensed Consolidated Statements of Cash Flows for the three-
           months ended March 31, 2002 and 2001 ...........................................       3

           Notes to Consolidated Financial Statements .....................................       4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .................................       6

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK ..............................................................       9

           FORWARD-LOOKING STATEMENTS .....................................................      10

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS ..............................................................      11

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      11

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ................................................      11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS ...............................................................      11

ITEM 5.    OTHER INFORMATION ..............................................................      11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ...............................................      11

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                  ASSETS

                                                                             MARCH 31,        DECEMBER 31,
                                                                                2002              2001
                                                                            ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents ..........................................     $      2,012      $      9,176
   Trade receivables ..................................................           40,929            31,124
   Marketable securities (at cost, which approximates fair value) .....           10,028            10,085
   Inventories ........................................................           18,226            11,600
   Advance royalties ..................................................            5,353             5,353
   Prepaid expenses and other assets ..................................            1,930             2,020
                                                                            ------------      ------------
        Total current assets ..........................................           78,478            69,358

PROPERTY, PLANT AND EQUIPMENT AT COST .................................          379,469           367,050
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION .............         (178,786)         (169,960)
                                                                            ------------      ------------
                                                                                 200,683           197,090

OTHER ASSETS:
   Advance royalties ..................................................            8,505             9,756
   Coal supply agreements, net ........................................           11,065            12,031
   Other long-term assets .............................................            2,429             2,670
                                                                            ------------      ------------
                                                                            $    301,160      $    290,905
                                                                            ============      ============

                                     LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...................................................     $     28,203      $     25,237
   Due to affiliates ..................................................            1,498             2,595
   Accrued taxes other than income taxes ..............................            7,334             5,660
   Accrued payroll and related expenses ...............................           11,174             8,284
   Accrued interest ...................................................            1,650             5,402
   Workers' compensation and pneumoconiosis benefits ..................            4,352             4,194
   Other current liabilities ..........................................            6,704             5,324
      Current maturities, long-term debt ..............................           15,000            15,000
                                                                            ------------      ------------
        Total current liabilities .....................................           75,915            71,696

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities .......................          212,500           211,250
   Accrued pneumoconiosis benefits ....................................           14,878            14,615
   Workers' compensation ..............................................           19,107            18,409
   Reclamation and mine closing .......................................           15,496            15,387
   Due to affiliates ..................................................            4,062             3,624
   Other liabilities ..................................................            2,783             2,865
                                                                            ------------      ------------
        Total liabilities .............................................          344,741           337,846

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding .....................          143,367           141,448
   Subordinated Unitholder 6,422,531 units outstanding ................          112,309           110,935
   General Partners ...................................................         (298,443)         (298,510)
   Minimum pension liability ..........................................             (814)             (814)
                                                                            ------------      ------------
        Total Partners' capital (deficit) .............................          (43,581)          (46,941)
                                                                            ------------      ------------
                                                                            $    301,160      $    290,905
                                                                            ============      ============

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  -----------------------------
                                                                                      2002             2001
                                                                                  ------------     ------------

SALES AND OPERATING REVENUES:
   Coal sales ...............................................................     $    115,543     $    100,816
   Transportation revenues ..................................................            5,086            3,912
   Other sales and operating revenues .......................................            4,422            2,024
                                                                                  ------------     ------------
             Total revenues .................................................          125,051          106,752
                                                                                  ------------     ------------

EXPENSES:
   Operating expenses .......................................................           77,414           73,335
   Transportation expenses ..................................................            5,086            3,912
   Outside purchases ........................................................           11,370            4,865
   General and administrative ...............................................            4,721            4,923
   Depreciation, depletion and amortization .................................           11,722           11,260
   Interest expense (net of interest income and interest capitalized for the three months ended March 31, 2002 and 2001 of $303 and
           $632, respectively) ..............................................            3,966            4,262
                                                                                  ------------     ------------
                Total operating expenses ....................................          114,279          102,557
                                                                                  ------------     ------------

INCOME FROM OPERATIONS ......................................................           10,772            4,195
OTHER INCOME ................................................................              448              241
                                                                                  ------------     ------------

INCOME  BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE ........................................................           11,220            4,436

CUMULATIVE EFFECT OF ACCOUNTING CHANGE ......................................               --            7,939
                                                                                  ------------     ------------

NET INCOME ..................................................................     $     11,220     $     12,375
                                                                                  ============     ============

GENERAL PARTNERS' INTEREST IN
     NET INCOME .............................................................     $        224     $        248
                                                                                  ============     ============

LIMITED PARTNERS' INTEREST IN
     NET INCOME .............................................................     $     10,996     $     12,127
                                                                                  ============     ============

BASIC NET INCOME PER LIMITED
     PARTNER UNIT ...........................................................     $       0.71     $       0.79
                                                                                  ============     ============

BASIC NET INCOME PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE ..........................................     $       0.71     $       0.28
                                                                                  ============     ============

DILUTED NET INCOME PER LIMITED
     PARTNER UNIT ...........................................................     $       0.69     $       0.77
                                                                                  ============     ============

DILUTED NET INCOME PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE ..........................................     $       0.69     $       0.28
                                                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-BASIC ......................................................       15,405,311       15,405,311
                                                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-DILUTED ....................................................       15,841,062       15,680,594
                                                                                  ============     ============

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ......................     $     13,737      $     21,741

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .....................          (14,351)          (17,994)
   Proceeds from sale of property, plant and equipment ...........                3                --
   Purchase of marketable securities .............................               --            (5,195)
   Proceeds from the maturity of marketable securities ...........               57            19,179
                                                                       ------------      ------------
                Net cash used in investing activities ............          (14,291)           (4,010)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit facility ....................           17,500                --
   Payments under revolving credit facility ......................          (12,500)               --
   Payments on long-term debt ....................................           (3,750)               --
   Distribution to Partners ......................................           (7,860)           (7,860)
                                                                       ------------      ------------
                Net cash used in financing activities ............           (6,610)           (7,860)
                                                                       ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..........................           (7,164)            9,871

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................            9,176             6,933
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................     $      2,012      $     16,804
                                                                       ============      ============

CASH PAID FOR:
     Interest ....................................................     $      7,921      $      8,465
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

         The accompanying consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. All material intercompany transactions and accounts have been eliminated.

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

         These consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated and combined financial statements and notes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

2.       CONTINGENCIES

         The Partnership is involved in various lawsuits, claims and regulatory proceedings, including those conducted by the Mine Safety and Health Administration, incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of such proceedings, when a loss is probable and the amount is reasonably determinable. In the opinion of management, the outcome of such matters to the extent not previously provided for or covered under insurance will not have a material adverse effect on the Partnership's business, financial position or results of operations, although management cannot give any assurance to that effect.

         The Partnership is currently involved in a dispute with PSI Energy Inc. ("PSI") concerning the procedures for and testing of the coal supplied by its Gibson County mining complex. PSI has alleged penalties of $850,000 through March 31, 2002 associated with a contract specification addressing the hardness of coal provided to PSI. Gibson County Coal and PSI have had on-going discussions since March 2001 concerning the procedures for, and testing of, the coal supplied by the Gibson County mining complex and currently have been unable to resolve their differences. During March and April 2002, PSI withheld approximately $234,000 in payments due to Gibson County Coal; PSI has verbally advised, however, that it does not intend to withhold any future payments until this dispute is resolved. During April 2002, Gibson County Coal and PSI have agreed to proceed initially with mediation in an effort to resolve the contractual dispute. Gibson County Coal continues to strongly disagree with PSI's position.

         During April 2002, the Partnership settled litigation associated with certain third-party claims arising out of its mining operations. An accrual previously established for this matter for the year ended

December 31, 2000, along with insurance proceeds were sufficient to cover all costs and expenses related to the settlement.

3.       ACCOUNTING CHANGE

         The Partnership changed its method of estimating coal workers' pneumoconiosis ("black lung") benefits liability effective January 1, 2001 to the service cost method described in Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which method is permitted under SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The Partnership previously accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefit payments utilizing the methodology prescribed under SFAS No. 5 "Accounting for Contingencies," which was also permitted by SFAS No. 112. In December 2000, governmental regulations regarding the black lung benefits claims approval process were enacted. These updated regulations specifically define the black lung disability as progressive and also expand the definition of pneumoconiosis to mandate consideration of diseases that are caused by factors other than exposure to coal dust. The Partnership believes the change to the SFAS No. 106 measurement methodology better matches black lung costs over the service lives of the miners who ultimately receive the black lung benefits and is more reflective of these enacted regulations, which place significant emphasis on coal miners' future years of employment in the coal industry.

         The adjustment of $7,939,000 that retroactively applied the new method of estimating the black lung liability was included in restated net income of the quarter ended March 31, 2001. The effect of the restatement resulting from the accounting change for the quarter ended March 31, 2001 was to decrease income before cumulative effect of accounting change $203,000 ($(0.01) per basic and diluted limited partner unit) and increase net income $7,736,000 ($0.49 and $0.48 per basic and diluted limited partner unit, respectively).

4.       SUBSEQUENT EVENTS

         On April 1, 2002, the Partnership filed a "shelf" registration statement on Form S-3 registering an aggregate of $200 million of Common Units and debt securities for issuance in one or more public offerings.

         On April 29, 2002, the Partnership declared a minimum quarterly distribution for the period from January 1, 2002 to March 31, 2002, of $0.50 per unit, totaling approximately $7,703,000, on all of its Common and Subordinated Units outstanding, payable on May 15, 2002 to all unitholders of record on May 3, 2002.

         On May 8, 2002, AMH II, LLC, a newly formed Delaware limited liability company owned by thirteen members of management ("AMH-II"), acquired the 74.1% interest, including the managing member interest, of Alliance Resource Management GP, LLC (the "MGP"), the managing general partner of the Partnership, from Beacon-Alliance Managing Member, LLC and Beacon-Alliance Limited Member, LLC. As a result of this transaction, and his current ownership of 31.6% of Alliance Management Holdings, LLC ("AMH") (AMH holds a 25.9% member's interest in the MGP), Joseph W. Craft, III, President and Chief Executive Officer of the MGP, is the beneficial owner of 50.6% of the outstanding equity interests in the MGP.

         Contemporaneously with this acquisition, Alliance Resource Holdings II, Inc., a newly formed Delaware corporation owned by the same thirteen management members ("ARH-II"), acquired all of the outstanding capital stock of ARH pursuant to a tax-free reorganization of ARH in which Beacon Investors Fund II, L.P. and MPC Partners, L.P. exchanged all of their stock in ARH. Craft is the beneficial owner of 57.27% of the outstanding capital of each of AMH-II and ARH-II. As a result of the two foregoing transactions, Craft's combined beneficial ownership of the outstanding equity interests in the Partnership is 29.9%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED OPERATING DATA

                                           THREE MONTHS ENDED
                                      -----------------------------
                                       MARCH 31,        MARCH 31,
                                          2002             2001
                                      ------------     ------------
Tons sold (000s)                             4,459            4,302
Tons produced (000s)                         4,319            4,240
Revenues per ton sold (1)             $      26.90     $      23.91
Cost per ton sold (2)                 $      20.97     $      19.32

(1) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(2) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Coal sales. Coal sales for the three months ended March 31, 2002 (the "2002 Quarter") increased 14.6% to $115.5 million from $100.8 million for the three months ended March 31, 2001 (the "2001 Quarter"). The increase of $14.7 million was primarily attributable to higher productivity from the Gibson County Coal mining complex, higher price realizations and increased volumes associated with coal feedstock for coal synfuel production. Tons sold increased 3.6% to 4.5 million for the 2002 Quarter from 4.3 million for the 2001 Quarter. Tons produced increased 1.9% to 4.3 million tons for the 2002 Quarter from 4.2 million for the 2001 Quarter.

         Transportation revenues. Transportation revenues increased to $5.1 million for the 2002 Quarter from $3.9 million for the 2001 Quarter. The increase of $1.2 million was primarily attributable to increased tons sold. The Partnership reflects reimbursement of the cost of transporting coal to customers through third party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No profit margin is realized on transportation revenues.

         Other sales and operating revenues. Other sales and operating revenues increased to $4.4 million for the 2002 Quarter from $2.0 million for the 2001 Quarter. The increase of $2.4 million is primarily attributable to additional service fees associated with increased volumes at a third party coal synfuel production facility at our Hopkins County Coal mining complex.

         Operating expenses. Operating expenses increased 5.6% to $77.4 million for the 2002 Quarter from $73.3 million for the 2001 Quarter. The increase of $4.1 million primarily results from increased production costs associated with increased sales volumes.

         Transportation expenses. See "Transportation revenues" above concerning the increase in transportation expenses.

         Outside purchases. Outside purchases increased to $11.4 million for the 2002 Quarter compared to $4.9 million for the 2001 Quarter. The increase of $6.5 million was primarily the result of outside purchases to fulfill coal feedstock contract commitments at Hopkins County Coal. The Partnership has entered into coal supply agreements with Warrior Coal, LLC for the purchase of up to 1.8 million tons for the year ending December 31, 2002.

         General and administrative. General and administrative expense was comparable for the 2002 and 2001 Quarters at $4.7 million and $4.9 million, respectively.

         Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was comparable for the 2002 and 2001 Quarters at $11.7 million and $11.3 million, respectively.

         Interest expense. Interest expense was comparable for the 2002 and 2001 Quarters at $4.0 million and $4.3 million, respectively.

         EBITDA (income before net interest expense, depreciation, depletion and amortization). EBITDA was $26.9 million for the 2002 Quarter compared with $27.9 million for the 2001 Quarter. The 2001 Quarter results include the benefit of a cumulative effect of accounting change totaling $7.9 million related to a change in the method of estimating the black lung benefits liability. See "Part 1, Item
1. Financial Statements - Note 3. Accounting Change." Excluding the benefit of the accounting change on the 2001 Quarter, EBITDA for the 2002 Quarter increased $6.9 million or 34.8%. The $6.9 million increase in EBITDA after excluding the effect of the accounting change, is primarily attributable to higher productivity from the Gibson County Coal mining complex, higher price realizations and increased volumes associated with coal synfuel related agreements.

         EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for the cumulative effect of accounting change, except as separately discussed, above. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make minimum quarterly distributions. The Partnership's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash provided by operating activities was $13.7 million for the 2002 Quarter compared to $21.7 million in the 2001 Quarter. The decrease in cash provided by operating activities was principally attributable to an increase in accounts receivable and inventory in the 2002 Quarter compared to the 2001 Quarter.

         Net cash used in investing activities was $14.3 million for the 2002 Quarter compared to $4.0 million in the 2001 Quarter. The increase is principally attributable to the liquidation of marketable securities during the 2001 Quarter which had a positive cash flow impact. There was no liquidation of marketable securities during the 2002 Quarter.

         Net cash used in financing activities was $6.6 million for the 2002 Quarter compared to $7.9 million in the 2001 Quarter. The decrease is attributable to the $5.0 million in net borrowings under the revolving credit facility partially offset by $3.8 million of payments on long-term debt.

Capital Expenditures

         Capital expenditures decreased to $14.4 million in the 2002 Quarter compared to $18.0 million in the 2001 Quarter. The decrease is principally attributable to capital expenditures related to the completion of the Gibson County Coal mining complex during the 2001 Quarter.

Notes Offering and Credit Facility

         Concurrently with the closing of the Partnership's initial public offering, Alliance Resource GP, LLC (the "Special GP"), the Partnership's special general partner, issued and Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership") assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and the Intermediate Partnership assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $42.5 million under the term loan facility, $5 million outstanding on the revolving credit facility and no borrowings outstanding under the working capital facility at March 31, 2002. The weighted average interest rate on the term loan facility at March 31, 2002 was 4.56%. The interest rate on the revolving credit facility was 3.41% at March 31, 2002. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the credit facility and senior notes at March 31, 2002.

         In 2001, the Partnership entered into agreements with three banks to provide letters of credit in an aggregate amount of $25.0 million. At March 31, 2002, the Partnership had $15.5 million in letters of credit outstanding. The Special GP guarantees the letters of credit.

Recent Accounting Pronouncements

         On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets." This standard discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. This standard had no material effect on the Partnership's consolidated financial statements upon adoption.

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

         On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard had no material effect on the Partnership's consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of the Partnership's transactions are denominated in U.S. dollars, and as a result, the Partnership does not have material exposure to currency exchange-rate risks.

         The Partnership did not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions as of March 31, 2002.

         The Intermediate Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and, as a result, the Partnership has interest rate exposure.

         As of March 31, 2002, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

                           FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "forecast", "may," "project", "will," and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to various risks, uncertainties and assumptions. Specific factors which could cause actual results to differ from those in the forward-looking statements, include:

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

         o        risk of major mine-related accidents or interruptions; and

         o        results of litigation.

         If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2001. The risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

         You should consider the above information when reading any forward-looking statements contained:

         o        in this Quarterly Report on Form 10-Q;

         o        other reports filed by us with the SEC;

         o        our press releases; and

         o oral statements made by us or any of our officers or other persons acting on our behalf.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information under "Contingencies" in Note 2 of the Notes to Unaudited Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

CHANGE IN CONTROL

         On May 8, 2002, Alliance Management Holdings, II, LLC, a newly formed Delaware limited liability company owned by thirteen members of management ("AMH-II"), acquired the 74.1% interest, including the managing member interest, of Alliance Resource Management GP, LLC (the "MGP"), the managing general partner of the partnership, from Beacon-Alliance Managing Member, LLC and Beacon-Alliance Limited Member, LLC.

         Contemporaneously with this acquisition, Alliance Resource Holdings II, Inc., a newly formed Delaware corporation owned by the same thirteen management members ("ARH-II"), acquired all of the outstanding capital stock of ARH pursuant to a tax free reorganization of ARH in which Beacon Investors Fund II, L.P. and MPC Partners, L.P. exchanged all of their stock in ARH. Joseph W. Craft, III, President and Chief Executive Officer of the MGP is the beneficial owner of 57.27% of the outstanding capital of each of AMH-II and ARH-II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 10, 2002.


                                ALLIANCE RESOURCE PARTNERS, L. P.

                                By: Alliance Resource Management GP, LLC its managing general partner


                                         /s/ Michael L. Greenwood
                                         ---------------------------------------
                                         Michael L. Greenwood
                                         Senior Vice President,
                                         Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)