Form 10-Q
period 2002-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2002-08-09
CIK 1086600

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of August 9, 2002, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION


                                                                                             Page
                                                                                             ----
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

        Consolidated Balance Sheets as of June 30, 2002 and
        December 31, 2001 ..............................................................       1

        Consolidated Statements of Income for the three-months and
        six-months ended June 30, 2002 and 2001 ........................................       2

        Condensed Consolidated Statements of Cash Flows for the six-
        months ended June 30, 2002 and 2001 ............................................       3

        Notes to Consolidated Financial Statements .....................................       4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  .................................       5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK ..............................................................      10

        FORWARD-LOOKING STATEMENTS .....................................................      11

                                     PART II

                                OTHER INFORMATION

                                                                                             Page
                                                                                             ----
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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)


                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2002              2001
                                                                             ------------      ------------
                                                                              (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ...........................................     $      4,104      $      9,176
   Trade receivables, net ..............................................           45,613            31,124
   Marketable securities (at cost, which approximates fair value) ......               --            10,085
   Inventories .........................................................           24,547            11,600
   Advance royalties ...................................................            5,353             5,353
   Prepaid expenses and other assets ...................................              824             2,020
                                                                             ------------      ------------
        Total current assets ...........................................           80,441            69,358

PROPERTY, PLANT AND EQUIPMENT AT COST ..................................          387,192           367,050
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION ..............         (186,146)         (169,960)
                                                                             ------------      ------------
                                                                                  201,046           197,090
OTHER ASSETS:
   Advance royalties ...................................................            8,434             9,756
   Coal supply agreements, net .........................................           10,099            12,031
   Other long-term assets ..............................................            2,293             2,670
                                                                             ------------      ------------
                                                                             $    302,313      $    290,905
                                                                             ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................................................     $     25,551      $     25,237
   Due to affiliates ...................................................            3,430             2,595
   Accrued taxes other than income taxes ...............................            7,628             5,660
   Accrued payroll and related expenses ................................            8,985             8,284
   Accrued interest ....................................................            5,829             5,402
   Workers' compensation and pneumoconiosis benefits ...................            4,399             4,194
   Other current liabilities ...........................................            6,928             5,324
      Current maturities, long-term debt ...............................           15,000            15,000
                                                                             ------------      ------------
        Total current liabilities ......................................           77,750            71,696

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities ........................          203,750           211,250
   Accrued pneumoconiosis benefits .....................................           15,333            14,615
   Workers' compensation ...............................................           19,928            18,409
   Reclamation and mine closing ........................................           15,406            15,387
   Due to affiliates ...................................................            4,680             3,624
   Other liabilities ...................................................            2,687             2,865
                                                                             ------------      ------------
        Total liabilities ..............................................          339,534           337,846

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding ......................          147,001           141,448
   Subordinated Unitholder 6,422,531 units outstanding .................          114,907           110,935
   General Partners ....................................................         (298,315)         (298,510)
   Minimum pension liability ...........................................             (814)             (814)
                                                                             ------------      ------------
        Total Partners' capital (deficit) ..............................          (37,221)          (46,941)
                                                                             ------------      ------------
                                                                             $    302,313      $    290,905
                                                                             ============      ============

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                           -----------------------------      -----------------------------
                                                               2002              2001             2002             2001
                                                           ------------     ------------      ------------     ------------
SALES AND OPERATING REVENUES:
   Coal sales ........................................     $    117,573     $    104,012      $    233,116     $    204,828
   Transportation revenues ...........................            4,361            5,301             9,447            9,213
   Other sales and operating revenues ................            4,895            1,409             9,317            3,433
                                                           ------------     ------------      ------------     ------------
             Total revenues ..........................          126,829          110,722           251,880          217,474
                                                           ------------     ------------      ------------     ------------

EXPENSES:
   Operating expenses ................................           76,589           77,931           154,003          151,266
   Transportation expenses ...........................            4,361            5,301             9,447            9,213
   Outside purchases .................................           11,518            8,360            22,888           13,225
   General and administrative ........................            4,952            4,023             9,673            8,946
      Depreciation, depletion and amortization .......           11,390           11,095            23,112           22,355
      Interest expense (net of interest income and
        interest capitalized for the three months
        and six months ended June 30, 2002 and 2001
        of $283, $536, $586 and $1,168,
        respectively) ................................            4,180            4,221             8,146            8,483
                                                           ------------     ------------      ------------     ------------
                Total operating expenses .............          112,990          110,931           227,269          213,488
                                                           ------------     ------------      ------------     ------------

INCOME (LOSS) FROM OPERATIONS ........................           13,839             (209)           24,611            3,986
OTHER INCOME .........................................              381              163               829              404
                                                           ------------     ------------      ------------     ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE .................................           14,220              (46)           25,440            4,390
CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...............               --               --                --            7,939
                                                           ------------     ------------      ------------     ------------
NET INCOME (LOSS) ....................................     $     14,220     $        (46)     $     25,440     $     12,329
                                                           ============     ============      ============     ============
GENERAL PARTNERS' INTEREST IN
     NET INCOME (LOSS) ...............................     $        284     $         (1)     $        509     $        247
                                                           ============     ============      ============     ============
LIMITED PARTNERS' INTEREST IN
     NET INCOME (LOSS) ...............................     $     13,936     $        (45)     $     24,931     $     12,082
                                                           ============     ============      ============     ============
BASIC NET INCOME (LOSS) PER LIMITED
     PARTNER UNIT ....................................     $       0.90     $      (0.01)      $      1.62     $       0.78
                                                           ============     ============      ============     ============
BASIC NET INCOME (LOSS) PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE ...................     $       0.90     $      (0.01)      $      1.62     $       0.28
                                                           ============     ============      ============     ============
DILUTED NET INCOME (LOSS) PER LIMITED
     PARTNER UNIT ....................................     $       0.88     $      (0.01)      $      1.57     $       0.77
                                                           ============     ============      ============     ============
DILUTED NET INCOME (LOSS) PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE ...................     $       0.88     $      (0.01)      $      1.57     $       0.27
                                                           ============     ============      ============     ============
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-BASIC ...............................       15,405,311       15,405,311        15,405,311       15,405,311
                                                           ============     ============      ============     ============
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-DILUTED .............................       15,842,657       15,681,411        15,841,864       15,680,817
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

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ................     $     33,139      $     30,402

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ...............          (25,394)          (27,236)
   Proceeds from sale of property, plant and equipment .....              318                21
   Purchase of marketable securities .......................               --           (23,526)
   Proceeds from the maturity of marketable securities .....           10,085            37,230
                                                                 ------------      ------------
                Net cash used in investing activities ......          (14,991)          (13,511)
                                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit facility ..............           39,500                --
   Payments under revolving credit facility ................          (39,500)               --
   Payments on long-term debt ..............................           (7,500)               --
   Distribution to Partners ................................          (15,720)          (15,720)
                                                                 ------------      ------------
                Net cash used in financing activities ......          (23,220)          (15,720)
                                                                 ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................           (5,072)            1,171
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........            9,176             6,933
                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................     $      4,104      $      8,104
                                                                 ============      ============
CASH PAID FOR:
     Interest ..............................................     $      8,089      $      9,325
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

         The accompanying consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of June 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. All material intercompany transactions and accounts have been eliminated.

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

2. CONTINGENCIES

       The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of these proceedings, when a loss is probable and the amount is reasonably determinable. In the opinion of management, the outcome of these matters to the extent not previously provided for or covered under insurance will not have a material adverse effect on the Partnership's business, financial position or results of operations, although management cannot give any assurance to that effect.

       The Partnership is involved in a dispute with PSI Energy Inc. ("PSI") concerning the procedures for and testing of coal supplied by its Gibson County mining complex. PSI alleged penalties are estimated to be $1,568,023 at June 30, 2002 associated with a contract specification addressing the hardness of coal provided to PSI. Gibson County Coal and PSI have had on-going discussions since March 2001 concerning the procedures for and testing of coal supplied by the Gibson County mining complex and have been unable to resolve their differences. During March and April 2002, PSI withheld approximately $234,000 in payments due to Gibson County Coal; PSI verbally advised, however, that it does not intend to withhold any future payments until this dispute is resolved. During April 2002, Gibson County Coal and PSI agreed to proceed with mediation in an effort to resolve the contractual dispute, which is currently scheduled for August 12 through 14, 2002. Gibson County Coal continues to strongly disagree with PSI's position.

3. SUBSEQUENT EVENT

       On July 24, 2002, the Partnership declared a minimum quarterly distribution for the period from April 1, 2002 to June 30, 2002, of $0.50 per unit, totaling approximately $7,703,000, on all of its Common and Subordinated Units outstanding, payable on August 14, 2002, to all unitholders of record on August 1, 2002.

4. CHANGE IN CONTROL

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

       Contemporaneously with this acquisition, Alliance Resource Holdings II, Inc., a newly formed Delaware corporation owned by the same thirteen management members ("ARH-II"), acquired all of the outstanding capital stock of ARH pursuant to a tax-free reorganization of ARH in which Beacon Investors Fund II, L.P. and MPC Partners, L.P. exchanged all of their stock in ARH in consideration for certain cash payments and notes. Mr. Craft is the beneficial owner of 57.27% of the outstanding capital of each of AMH-II and ARH-II. As a result of the two foregoing transactions, Mr. Craft's combined beneficial ownership of the outstanding equity interests in the Partnership is 29.9%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING DATA

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                   ---------------------     ---------------------
                                     2002         2001         2002         2001
                                   --------     --------     --------     --------
 Tons sold (000s)                     4,443        4,278        8,901        8,580
 Tons produced (000s)                 4,320        3,828        8,639        8,068
 Revenues per ton sold(1)          $  27.56     $  24.64     $  27.24     $  24.27
 Cost per ton sold(2)              $  20.95     $  21.11     $  20.96     $  20.21

(1) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(2) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

       Coal sales. Coal sales for the three months ended June 30, 2002 (the "2002 Quarter") increased 13.0% to $117.6 million from $104.0 million for the three months ended June 30, 2001 (the "2001 Quarter"). The increase of $13.6 million was primarily attributable to higher price sales contracts secured during the second half of last year, increased tons associated with coal feedstock for coal synfuel production, and higher productivity from the Gibson County Coal, LLC mining complex. These increases were partially offset by a decrease in activity in the domestic coal brokerage market. Tons sold increased 3.9% to 4.4 million for the 2002 Quarter from 4.3 million for the 2001 Quarter. Tons produced increased 12.9% to 4.3 million tons for the 2002 Quarter from 3.8 million for the 2001 Quarter.

       Transportation revenues. Transportation revenues decreased to $4.4 million for the 2002 Quarter from $5.3 million for the 2001 Quarter. The decrease of $0.9 million was primarily attributable to a decrease in activity in the domestic coal brokerage market. The Partnership reflects reimbursement of the cost of transporting coal to customers through third-party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No profit margin is realized on transportation revenues.

       Other sales and operating revenues. Other sales and operating revenues increased to $4.9 million for the 2002 Quarter from $1.4 million for the 2001 Quarter. The increase of $3.5 million is primarily attributable to additional service fees associated with increased volumes at a third-party coal synfuel facility at our Hopkins County Coal, LLC mining complex.

       Operating expenses. Operating expenses decreased 1.7% to $76.6 million for the 2002 Quarter from $77.9 million for the 2001 Quarter. The decrease of $1.3 million is primarily due to record quarterly production at our Mettiki Coal, LLC mine resulting in lower per ton costs compared to the prior year.

       Transportation expenses. See "Transportation revenues" above concerning the decrease in transportation expenses.

       Outside purchases. Outside purchases increased to $11.5 million for the 2002 Quarter compared to $8.4 million for the 2001 Quarter. The increase of $3.1 million is primarily the result of outside purchases necessary to fulfill coal feedstock contract commitments at our Hopkins County Coal mine, offset by a decrease in the activity in the domestic coal brokerage market. The Partnership has entered into coal supply agreements with Warrior Coal, LLC, an affiliate of the Partnership, for the purchase of up to 1.8 million tons for the year ending December 31, 2002.

       General and administrative. General and administrative expenses increased 23.1% to $5.0 million for the 2002 Quarter compared to $4.0 million for the 2001 Quarter. The increase of $1.0 million was primarily attributable to increased accruals related to incentive plans, which provide the Partnership's employees an opportunity to receive additional compensation based on financial performance.

       Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses were comparable at $11.4 million and $11.1 million, respectively.

       Interest expense. Interest expense was comparable for the 2002 and 2001 Quarters at $4.2 million for each quarter.

       EBITDA (income before net interest expense, depreciation, depletion and amortization) increased 95.1% to $29.8 million for the 2002 Quarter compared with $15.3 million for the 2001 Quarter. The $14.5 million increase is primarily attributable to higher price realizations, increased volumes associated with coal synfuel-related agreements and higher productivity from the Gibson County Coal and Mettiki mining complexes.

       EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make minimum quarterly distributions. The Partnership's method of computing EBITDA may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

       Coal sales. Coal sales for the six months ended June 30, 2002 (the "2002 Period") increased 13.8% to $233.1 million from $204.8 million for the six months ended June 30, 2001 (the "2001 Period"). The increase of $28.3 million was primarily attributable to higher price sales contracts secured during the second half of last year, increased tons associated with coal feedstock for coal synfuel production, and higher productivity from the Gibson County Coal mining complex. These increases were partially offset by a decrease in activity in the domestic coal brokerage market. Tons sold increased 3.7% to 8.9 million for the 2002 Period from 8.6 million for the 2001 Period. Tons produced increased 7.1% to 8.6 million tons for the 2002 Period from 8.1 million for the 2001 Period.

       Transportation revenues. Transportation revenues were comparable for the 2002 and 2001 Periods at $9.4 million and $9.2 million, respectively. The Partnership reflects reimbursement of the cost of transporting coal to customers through third-party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No profit margin is realized on transportation revenues.

       Other sales and operating revenues. Other sales and operating revenues increased to $9.3 million for the 2002 Period from $3.4 million for the 2001 Period. The increase of $5.9 million is primarily attributable to additional service fees associated with increased volumes at a third-party coal synfuel facility at our Hopkins County Coal mining complex.

       Operating expenses. Operating expenses increased 1.8% to $154.0 million for the 2002 Period from $151.3 million for the 2001 Period. The increase of $2.7 million is primarily the result of increased production costs associated with increased sales volumes offset by lower per ton costs at our Mettiki mine.

       Transportation expenses. See "Transportation revenues" above concerning the increase in transportation expenses.

       Outside purchases. Outside purchases increased to $22.9 million for the 2002 Period compared to $13.2 million for the 2001 Period. The increase of $9.7 million is primarily the result of outside purchases necessary to fulfill coal feedstock contract commitments at our Hopkins County Coal mine, offset by a decrease in the activity in the domestic coal brokerage market. The Partnership has entered into coal supply agreements with Warrior Coal, LLC, an affiliate of the Partnership, for the purchase of up to 1.8 million tons for the year ending December 31, 2002.

       General and administrative. General and administrative expenses increased 8.1% to $9.7 million for the 2002 Period compared to $8.9 million for the 2001 Period. The increase of $0.8 million was primarily attributable to increased accruals related to incentive plans, which provide the Partnership's employees an opportunity to receive additional compensation based on financial performance.

       Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 3.4% to $23.1 million for the 2002 Period compared to $22.4 million for the 2001 Period. The increase of $0.7 million primarily resulted from additional depreciation expense associated with the new Gibson County Coal mining complex.

       Interest expense. Interest expense was comparable for the 2002 and 2001 Periods at $8.1 million and $8.5 million, respectively.

       EBITDA (income before net interest expense, depreciation, depletion and amortization) increased 31.3% to $56.7 million for the 2002 Period compared with $43.2 million for the 2001 Period. The 2001 Period results include the benefit of a cumulative effect of accounting change totaling $7.9 million related to a change in the method of estimating the black lung benefits liability. Excluding the benefit of the accounting change on the 2001 Period, EBITDA for the 2002 Period increased $21.5 million or 60.9%. The $21.5 million increase in EBITDA, after excluding the effect of the accounting change, is primarily attributable to higher price realizations, increased volumes associated with coal synfuel related agreements and higher productivity from the Gibson County Coal and Mettiki mining complexes.

       EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for the cumulative effect of accounting change. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Partnership's ability to make minimum quarterly distributions. The Partnership's method of computing EBITDA may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash provided by operating activities was $33.1 million for the 2002 Period compared to $30.4 million for the 2001 Period. The increase in cash provided by operating activities was principally attributable to an increase in net income offset by increased working capital during the 2002 Period compared to the 2001 Period.

         Net cash used in investing activities was $15.0 million for the 2002 Period compared to $13.5 million for the 2001 Period. The increase in the use of cash is principally attributable to reduced liquidation of marketable securities, net of purchases, during the 2002 Period compared to the 2001 Period.

         Net cash used in financing activities was $23.2 million for the 2002 Period compared to $15.7 million for the 2001 Period. The increase is attributable to $7.5 million of scheduled payments on long-term debt.

Capital Expenditures

         Capital expenditures decreased to $25.4 million in the 2002 Period compared to $27.2 million in the 2001 Period. The decrease is principally attributable to capital expenditures related to the Gibson County Coal mining complex during the 2001 Period. The Partnership estimates that its capital expenditures will be approximately $54.6 million for 2002 including $15.9 million and $8.0 million related to the extension into the Pattiki II Coal reserve area and a new service shaft at the Dotiki mine, respectively. The Partnership currently expects to fund capital expenditures, other than acquisitions, with cash generated from operations and borrowings under its working capital and revolving credit facilities described below.

Reclamation Bonds and Insurance

         Federal and state laws require surety bonds or other acceptable form of surety support to secure the Partnership's obligations related to (a) the statutory requirement that we return mined property to its approximate original condition at the completion of the mining and reclamation process and (b) workers compensation. The market for surety bonds has declined significantly and the providers of bonds have indicated that bond renewals or new surety bonds will require significant increases in collateral supporting the surety bonds. Consequently, the Partnership could experience a significant increase in the cost associated with the issuance of either replacement or new surety bonds. The Partnership is actively negotiating for the renewal and/or replacement of various surety bonds, but cannot estimate the potential increase in bonding costs or other surety support at this time. The Partnership's failure to maintain, or inability to acquire, surety bonds or other acceptable form of surety support that are required by state and federal law would have a material adverse effect on us.

         The Partnership's commercial property insurance renewals are also due in September 2002. The market for commercial property insurance has also declined significantly with a number of insurance companies either exiting certain lines of commercial property insurance, while also substantially increasing the premiums and/or reducing the scope of coverage associated with such insurance coverage. The Partnership is actively negotiating for commercial property insurance renewals. The Partnership cannot estimate the potential increase in cost for commercial property insurance or assure that its retention of a participating interest in such commercial property insurance along with its current insurance carriers will not increase from the existing 12.5% level.

Permitting

         In January 2002, the West Virginia Department of Environmental Protection (the "WV DEP") denied a permit application relating to 3.1 million tons of coal reserves located in West Virginia that are contiguous to Mettiki Coal, LLC's Maryland coal reserves. In May 2002, the West Virginia Surface Mine Review Board (the "Surface Board") heard the Partnership's appeal of the WV DEP's permit denial. The Surface Board unanimously reversed WV Dep's permit denial. The Surface Board's action allows full seam extraction in the majority of the permit area. Subject to the WV DEP's approval of a mitigation plan that addresses any potential dewatering of a small tributary to the North Branch Potomac River, the remaining area of the permit boundary will also be approved for full seam extraction. However, a permit from the Maryland Department of Environmental Protection has not been issued at this time, although the Partnership believes that Mettiki Coal has satisfied all of the applicable Maryland permitting requirements. Although Mettiki Coal continues to pursue all required approvals for mining this block of coal reserves, the Partnership cannot assure that all such approvals will be received.

Notes Offering and Credit Facility

         Concurrently with the closing of the Partnership's initial public offering, Alliance Resource GP, LLC (the "Special GP"), the Partnership's special general partner, issued and Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership") assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and the Intermediate Partnership assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $38.8 million under the term loan facility and no borrowings outstanding under either the working capital facility or revolving credit facility at June 30, 2002. The weighted average interest rate on the term loan facility at June 30, 2002 was 4.56%. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the credit facility and senior notes at June 30, 2002.

       In 2001, the Partnership entered into agreements with three banks to provide letters of credit in an aggregate amount of $25.0 million. At June 30, 2002, the Partnership had $15.5 million in letters of credit outstanding. The Special GP guarantees the letters of credit.

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

         The Partnership did not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions as of June 30, 2002.

         The Intermediate Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and, as a result, the Partnership has interest rate exposure.

         As of June 30, 2002, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

                           FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "forecast", "may," "project", "will," and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to various risks, uncertainties and assumptions. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

       o competition in coal markets and our ability to respond to the competition;

       o fluctuation in coal prices, which could adversely affect our operating results and cash flows;

       o deregulation of the electric utility industry and/or the effects of any adverse changes in the domestic coal industry, electric utility industry, or general economic conditions;

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

       o greater than expected environmental regulations, costs and liabilities;

       o a variety of operational, geologic, permitting, labor and weather-related factors;

       o      risks of major mine-related accidents or interruptions;

       o      results of litigation;

       o difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits; and

       o      difficulty obtaining commercial property insurance.

         If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2001. Those risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

         You should consider the above information when reading any forward-looking statements contained in:

       o      this Quarterly Report on Form 10-Q;

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


    Exhibit No.                             Description
    -----------                             -----------
       10.32       --       Amendment No. 2 to the Restated and Amended Coal
                            Supply Agreement effective February 28, 2002 between
                            Webster County Coal, LLC, White County Coal, LLC and
                            Seminole Electric Cooperative, Inc.

         (b) Reports on Form 8-K:

         A Form 8-K was filed on May 9, 2002 announcing that members of its current management have purchased the remaining interests of its managing general partner that were not already owned. In addition, members of management also acquired the Beacon Investors' interests in Alliance Resource Holdings, Inc., the parent company of the Partnership's special general partner, Alliance Resource GP, LLC, which owns 1,232,780 and 6,422,531 of the Partnership's common and subordinated units, respectively.

         Additionally, The Board of Directors of Alliance Resource Management, GP, LLC (the "MGP"), the managing general partner of the Partnership, elected Cary P. Marshall as Vice President - Corporate Finance and Treasurer of the MGP at a telephonic meeting of the Board of Directors held on May 2, 2002. Michael
L. Greenwood was separated from service as Senior Vice President and Chief Financial Officer of the managing general partner effective May 17, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 9, 2002.


                                ALLIANCE RESOURCE PARTNERS, L. P.

                                By: Alliance Resource Management GP, LLC
                                    its managing general partner


                                    /s/ Joseph W. Craft III
                                    ------------------------------------------
                                    Joseph W. Craft III
                                    President, Chief Executive
                                    Officer and Director



                                    /s/ Dale G. Wilkerson
                                    ----------------------------------
                                    Dale G. Wilkerson
                                    Vice President and Controller
                                    (Principal Accounting
                                    Officer)

                                  EXHIBIT INDEX



    Exhibit No.                             Description
    -----------                             -----------
       10.32       --       Amendment No. 2 to the Restated and Amended Coal
                            Supply Agreement effective February 28, 2002 between
                            Webster County Coal, LLC, White County Coal, LLC and
                            Seminole Electric Cooperative, Inc.