Form 10-Q
period 2002-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2002-11-15
CIK 1086600

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

                For the quarterly period ended September 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of November 14, 2002, 8,982,780 Common Units and 6,422,531 Subordinated Units are outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS(UNAUDITED)                                 PAGE
                                                                           ----
           ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

           Consolidated Balance Sheets as of September 30, 2002
           and December 31, 2001 ...........................................  1

           Consolidated Statements of Income for the three-months
           and nine-months ended September 30, 2002 and 2001 ...............  2

           Condensed Consolidated Statements of Cash Flows for
           the nine-months ended September 30, 2002 and 2001 ...............  3

           Notes to Consolidated Financial Statements ......................  4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .............................  5

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK ..................................................... 11

ITEM 4     CONTROLS AND PROCEDURES ......................................... 11

           FORWARD-LOOKING STATEMENTS ...................................... 13


                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS ...................................          14

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ...........          14

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES .....................          14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS ....................................          14

ITEM 5.    OTHER INFORMATION ...................................          14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ....................          14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except unit data)

                                     ASSETS


                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2002              2001
                                                                                    ---------         ---------
                                                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .................................................    $   3,433         $   9,176
     Trade receivables, net ....................................................       44,697            31,124
     Marketable securities (at cost, which approximates fair value) ............           --            10,085
     Inventories ...............................................................       15,937            11,600
     Advance royalties .........................................................        5,353             5,353
     Prepaid expenses and other assets .........................................        3,475             2,020
                                                                                    ---------         ---------
            Total current assets ...............................................       72,895            69,358

PROPERTY, PLANT AND EQUIPMENT AT COST ..........................................      398,556           367,050
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION ......................     (195,765)         (169,960)
                                                                                    ---------         ---------
                                                                                      202,791           197,090

OTHER ASSETS:
     Advance royalties .........................................................       10,109             9,756
     Coal supply agreements, net ...............................................        9,133            12,031
     Other long-term assets ....................................................        2,190             2,670
                                                                                    ---------         ---------

                                                                                    $ 297,118         $ 290,905
                                                                                    =========         =========

                                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..........................................................    $  26,287         $  25,237
     Due to affiliates .........................................................          619             2,595
     Accrued taxes other than income taxes .....................................        6,749             5,660
     Accrued payroll and related expenses ......................................        9,790             8,284
     Accrued interest ..........................................................        1,650             5,402
     Workers' compensation and pneumoconiosis benefits .........................        3,757             4,194
     Other current liabilities .................................................        3,616             5,324
      Current maturities, long-term debt .......................................       15,000            15,000
                                                                                    ---------         ---------
            Total current liabilities ..........................................       67,468            71,696

LONG-TERM LIABILITIES:
     Long-term debt, excluding current maturities ..............................      210,000           211,250
     Accrued pneumoconiosis benefits ...........................................       15,708            14,615
     Workers' compensation .....................................................       20,639            18,409
     Reclamation and mine closing ..............................................       15,659            15,387
     Due to affiliates .........................................................        5,333             3,624
     Other liabilities .........................................................        2,591             2,865
                                                                                    ---------         ---------
            Total liabilities ..................................................      337,398           337,846

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
     Common Unitholders 8,982,780 units outstanding ............................      145,252           141,448
     Subordinated Unitholder 6,422,531 units outstanding .......................      113,658           110,935
     General Partners ..........................................................     (298,376)         (298,510)
     Minimum pension liability .................................................         (814)             (814)
                                                                                    ---------         ---------
            Total Partners' capital (deficit) ..................................      (40,280)          (46,941)
                                                                                    ---------         ---------
                                                                                    $ 297,118         $ 290,905
                                                                                    =========         =========

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 -----------------------------     ---------------------------
                                                                    2002              2001            2002            2001
                                                                 ------------      -----------     -----------     -----------
SALES AND OPERATING REVENUES:
     Coal sales ...........................................      $    121,620      $   111,733     $   354,736     $   316,561
     Transportation revenues ..............................             5,045            4,782          14,492          13,995
     Other sales and operating revenues ...................             5,506            1,379          14,823           4,812
                                                                 ------------      -----------     -----------     -----------
               Total revenues .............................           132,171          117,894         384,051         335,368
                                                                 ------------      -----------     -----------     -----------

EXPENSES:
     Operating expenses ...................................            90,756           77,049         244,759         228,315
     Transportation expenses ..............................             5,045            4,782          14,492          13,995
     Outside purchases ....................................            11,371            8,825          34,259          22,050
     General and administrative ...........................             4,088            4,279          13,761          13,225
      Depreciation, depletion and amortization ............            11,643           11,016          34,755          33,371
      Interest expense (net of interest income and interest
           capitalized for the three months and nine months
           ended September 30, 2002 and 2001 of $406, $324,
           $992 and $1,492, respectively) .................             4,055            4,261          12,201          12,744
                                                                 ------------      -----------     -----------     -----------
                Total operating expenses ..................           126,958          110,212         354,227         323,700
                                                                                   -----------     -----------     -----------
INCOME FROM OPERATIONS ....................................             5,213            7,682          29,824          11,668
OTHER INCOME (EXPENSE) ....................................              (412)             134             417             538
                                                                 ------------      -----------     -----------     -----------

INCOME BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE ....................................             4,801            7,816          30,241          12,206

CUMULATIVE EFFECT OF ACCOUNTING CHANGE ....................                --               --              --           7,939
                                                                 ------------      -----------     -----------     -----------

NET INCOME ................................................      $      4,801      $     7,816     $    30,241     $    20,145
                                                                 ============      ===========     ===========     ===========
GENERAL PARTNERS' INTEREST IN
     NET INCOME ...........................................      $         96      $       156     $       605     $       403
                                                                 ============      ===========     ===========     ===========
LIMITED PARTNERS' INTEREST IN
     NET INCOME ...........................................      $      4,705      $     7,660     $    29,636     $    19,742
                                                                 ============      ===========     ===========     ===========
BASIC NET INCOME PER LIMITED
     PARTNER UNIT .........................................      $       0.31      $      0.50     $      1.92     $      1.28
                                                                 ============      ===========     ===========     ===========

BASIC NET INCOME PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE ........................      $       0.31      $      0.50     $      1.92     $      0.78
                                                                 ============      ===========     ===========     ===========
DILUTED NET INCOME PER LIMITED
     PARTNER UNIT .........................................      $       0.30      $      0.49     $      1.87     $      1.26
                                                                 ============      ===========     ===========     ===========

DILUTED NET INCOME PER LIMITED PARTNER
     UNIT BEFORE ACCOUNTING CHANGE ........................      $       0.30      $      0.49     $      1.87     $      0.76
                                                                 ============      ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-BASIC ....................................        15,405,311       15,405,311      15,405,311      15,405,311
                                                                 ============      ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-DILUTED ..................................        15,844,316       15,678,013      15,842,689      15,676,639
                                                                 ============      ===========     ===========     ===========


See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             -----------------------------
                                                                               2002                2001
                                                                             ----------         ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES .........................        $   46,520         $   45,489

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment ......................           (37,838)           (40,499)
     Proceeds from sale of property, plant and equipment ............               320                100
     Purchase of marketable securities ..............................                --            (33,539)
      Proceeds from the maturity of marketable securities ...........            10,085             60,924
                                                                             ----------         ----------
                Net cash used in investing activities ...............           (27,433)           (13,014)
                                                                             ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving credit and working capital facilities            61,700                 --
     Payments under revolving credit and working capital facilities .           (51,700)                --
     Payments on long-term debt .....................................           (11,250)                --
     Distribution to Partners .......................................           (23,580)           (23,580)
                                                                             ----------         ----------
                Net cash used in financing activities ...............           (24,830)           (23,580)
                                                                             ----------         ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS .............................            (5,743)             8,895

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................             9,176              6,933
                                                                             ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................        $    3,433         $   15,828
                                                                             ==========         ==========

CASH PAID FOR:
     Interest .......................................................        $   16,600         $   17,519
                                                                             ==========         ==========


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

         The accompanying consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of September 30, 2002 and December 31, 2001, and the results of its operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and its cash flows for the nine month periods ended September 30, 2002 and 2001. All material intercompany transactions and accounts have been eliminated.

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

         The Partnership is involved in a dispute with PSI Energy Inc. ("PSI") concerning the procedures for and testing of a certain coal quality specification relating to the minimum Hardgrove Grindability Index (i.e. physical hardness of coal) of coal supplied by its Gibson County mining complex. Gibson County Coal and PSI have had on-going discussions since March 2001 concerning the procedures for and testing of coal supplied by the Gibson County mining complex, and have been unable to resolve their differences to-date. During March and April 2002, PSI withheld approximately $234,000 in payments due to Gibson County Coal; PSI has not withheld any additional payments and has verbally advised that it does not intend to withhold any future payments until this dispute is resolved. PSI has previously claimed damages of $1,568,023 at June 30, 2002. PSI has not provided specific information concerning the alleged penalties for shipments after June 30, 2002. Based on Gibson County Coal's understanding of PSI's position, the current penalties alleged by PSI are estimated to be approximately $2,000,000 through September 30, 2002.

          During April 2002, Gibson County Coal and PSI agreed to proceed with mediation in an effort to resolve this contractual dispute. The mediation of the dispute occurred in August 2002 during which the parties concluded an outline of a tentative settlement, subject to the negotiation of a definitive settlement agreement. The parties are in the process of negotiating such settlement agreement, but no assurance can be provided that a final settlement can be reached. In the event the final settlement agreement and certain other agreements cannot be concluded, the parties will proceed with either additional mediation efforts or resort to arbitration. Gibson County Coal continues to strongly disagree with PSI's position.

3.       SUBSEQUENT EVENT

          On October 23, 2002, the Partnership declared a minimum quarterly distribution for the period from July 1, 2002 to September 30, 2002, of $0.50 per unit, totaling approximately $7,703,000, on all of its Common and Subordinated Units outstanding, payable on November 14, 2002, to all unitholders of record on November 1, 2002.

4.       ACQUISITION

          On November 14, 2002, the Partnership announced that ARH Warrior Holdings, Inc. ("ARH Warrior Holdings"), a company indirectly owned by management of the Partnership, had delivered notice to the Partnership of its intention to require the Partnership to purchase Warrior Coal, LLC ("Warrior Coal"), from ARH Warrior Holdings, pursuant to the terms of the Amended and Restated Put and Call Option Agreement (the "Put/Call Agreement") between the Partnership and ARH Warrior Holdings. The Partnership expects to consummate the purchase of Warrior Coal in the first quarter of 2003.

          At closing, the Partnership will pay ARH Warrior Holdings, Inc. approximately $12,500,000 in cash representing the put option price in accordance with the Put/Call Agreement. In addition, the Partnership will repay Warrior Coal's borrowings under the revolving credit agreement between an affiliate of ARH Warrior Holdings, Inc. and Warrior Coal, which obligations currently are estimated to be approximately $16,900,000. The primary borrowings under the revolving credit agreement financed new infrastructure capital projects that are expected to improve productivity and significantly increase capacity. Warrior Coal currently plans to add one continuous miner unit early in the second quarter 2003, to supplant other operations of the Partnership that will be depleting.

          Under the terms of the Put/Call Agreement, the Partnership, through Warrior Coal, will assume certain other obligations, including a mineral lease and sublease with SGP Land, LLC, an affiliate of ARH Warrior Holdings, Inc., covering coal reserves that have been and will continue to be mined by Warrior Coal. The terms and conditions of the mineral lease and sub-lease will remain unchanged following the closing of the acquisition.

         The Partnership plans to fund the Warrior Coal transaction through the issuance of additional debt and/or equity, depending on market conditions, or through borrowings under its credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING DATA


                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                ----------        ----------        ----------        ----------
                                   2002              2001             2002              2001
                                ----------        ----------        ----------        ----------
Tons sold(000s)                      4,676             4,335            13,577            12,915
Tons produced(000s)                  3,710             3,905            12,350            11,973
Revenues per ton sold(1)        $    27.19        $    26.09        $    27.22        $    24.88
Cost per ton sold(2)            $    22.71        $    20.80        $    21.56        $    20.41

(1) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(2) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Coal sales. Coal sales for the three months ended September 30, 2002 (the "2002 Quarter") increased 8.8% to $121.6 million from $111.7 million for the three months ended September 30, 2001 (the "2001 Quarter"). The increase of $9.9 million was primarily attributable to higher price sales contracts secured during the second half of last year and increased tons associated with coal feedstock for coal synfuel production. These increases were partially offset by a decrease in activity in the domestic coal brokerage market. Tons sold increased 7.9% to 4.7 million for the 2002 Quarter from 4.3 million for the 2001 Quarter. Tons produced decreased 5.0% to 3.7 million tons for the 2002 Quarter from 3.9 million for the 2001 Quarter.

         Transportation revenues. Transportation revenues were comparable for the 2002 and 2001 Quarters at $5.0 million and $4.8 million, respectively. The Partnership reflects reimbursement of the cost of transporting coal to customers through third-party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No profit margin is realized on transportation revenues.

         Other sales and operating revenues. Other sales and operating revenues increased to $5.5 million for the 2002 Quarter from $1.4 million for the 2001 Quarter. The increase of $4.1 million is primarily attributable to additional service fees associated with increased volumes at a third-party coal synfuel facility at our Hopkins County Coal, LLC mining complex.

         Operating expenses. Operating expenses increased 17.8% to $90.8 million for the 2002 Quarter from $77.0 million for the 2001 Quarter. The increase of $13.8 million is primarily the result of lower production at the Mettiki Coal, LLC mining complex and East Kentucky operations. Production costs were negatively impacted by adverse geology encountered as Mettiki moved its longwall mining equipment to a new longwall panel in August 2002. Mettiki's production decreased approximately 300,000 tons compared to the 2001 Quarter. Mining conditions are expected to improve when the longwall moves to its next panel, which is scheduled for early November 2002. Mettiki's reduced production levels along with reduced production at the eastern Kentucky operations caused by the need to relieve its coal inventory build up that occurred earlier this year resulted in higher per ton costs compared to the 2001 Quarter. In addition the Partnership's Dotiki mine experienced higher than normal expenses attributed mostly to increased volume of fully washed coal sales at that mining complex.

         Transportation expenses. See "Transportation revenues" above concerning transportation expenses.

         Outside purchases. Outside purchases increased to $11.4 million for the 2002 Quarter compared to $8.8 million for the 2001 Quarter. The increase of $2.6 million is primarily the result of outside purchases necessary to fulfill coal feedstock contract commitments at our Hopkins County Coal mine, offset by a decrease in the activity in the domestic coal brokerage market. The Partnership entered into coal supply agreements with Warrior Coal, LLC, an affiliate of the Partnership, for the purchase of up to 1.8 million tons during the year ending December 31, 2002. By mutual agreement, the parties currently expect purchases under this agreement to be approximately 1.6 million tons during the year ending December 31, 2002.

         General and administrative. General and administrative expenses were comparable for the 2002 and 2001 Quarters at $4.1 million and $4.3 million, respectively.

         Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses were comparable for the 2002 and 2001 Quarters at $11.6 million and $11.0 million, respectively.

         Interest expense. Interest expense was comparable for the 2002 and 2001 Quarters at $4.1 million and $4.3 million, respectively.

         EBITDA (income before net interest expense, depreciation, depletion and amortization) decreased to $20.5 million for the 2002 Quarter compared with $23.1 million for the 2001 Quarter. The $2.6 million decrease is primarily attributable to high production costs at Mettiki due to adverse geology encountered as Mettiki moved its longwall mining equipment to a new longwall panel in August 2002, reduced production at the eastern Kentucky operations and increased operating expenses at the Dotiki mine due to the increased volume of fully washed coal sales. These higher production costs are partially offset by higher price realizations and increased volumes associated with coal synfuel related agreements.

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

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

         Coal sales. Coal sales for the nine months ended September 30, 2002 (the "2002 Period") increased 12.1% to $354.7 million from $316.6 million for the nine months ended September 30, 2001 (the "2001 Period"). The increase of $38.1 million was primarily attributable to higher price sales contracts secured during the second half of last year, increased tons associated with coal feedstock for coal synfuel production, and higher production from the Gibson County Coal mining complex. These increases were partially offset by a decrease in activity in the domestic coal brokerage market. Tons sold increased 5.1% to
13.6 million for the 2002 Period from 12.9 million for the 2001 Period. Tons produced increased 3.1% to 12.4 million tons for the 2002 Period from 12.0 million for the 2001 Period.

         Transportation revenues. Transportation revenues were comparable for the 2002 and 2001 Periods at $14.5 million and $14.0 million, respectively. The Partnership reflects reimbursement of the cost of transporting coal to customers through third-party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No profit margin is realized on transportation revenues.

         Other sales and operating revenues. Other sales and operating revenues increased to $14.8 million for the 2002 Period from $4.8 million for the 2001 Period. The increase of $10.0 million is primarily attributable to additional service fees associated with increased volumes at a third-party coal synfuel facility at our Hopkins County Coal mining complex.

         Operating expenses. Operating expenses increased 7.2% to $244.8 million for the 2002 Period from $228.3 million for the 2001 Period. The increase of $16.5 million is primarily the result of increased operating costs associated with increased sales volumes of coal synfuel production. In addition, the Dotiki mine experienced higher than normal expenses attributed mostly to increased volume of fully washed coal sales at that mining complex and production costs were negatively impacted by adverse geology encountered as Mettiki moved its longwall mining equipment to a new longwall panel in August 2002 resulting in higher per ton costs compared to the 2001 Period.

         Transportation expenses. See "Transportation revenues" above concerning transportation expenses.

         Outside purchases. Outside purchases increased to $34.3 million for the 2002 Period compared to $22.1 million for the 2001 Period. The increase of $12.2 million is primarily the result of outside purchases necessary to fulfill coal feedstock contract commitments at our Hopkins County Coal mine, offset by a decrease in the activity in the domestic coal brokerage market. The Partnership has entered into coal supply agreements with Warrior Coal, LLC, an affiliate of the Partnership, for the purchase of up to 1.8 million tons during the year ending December 31, 2002. By mutual agreement, the parties currently expect purchases under this agreement to be approximately 1.6 million tons during the year ending December 31, 2002.

         General and administrative. General and administrative expenses were comparable for the 2002 and 2001 Periods at $13.8 million and $13.2 million, respectively.

         Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 4.1% to $34.8 million for the 2002 Period compared to $33.4 million for the 2001 Period. The increase of $1.4 million primarily resulted from additional depreciation expense associated with the new Gibson County Coal mining complex.

         Interest expense. Interest expense was comparable for the 2002 and 2001 Periods at $12.2 million and $12.7 million, respectively.

         EBITDA (income before net interest expense, depreciation, depletion and amortization) increased 16.5% to $77.2 million for the 2002 Period compared with $66.3 million for the 2001 Period. The 2001 Period results include the benefit of a cumulative effect of accounting change totaling $7.9 million related to a change in the method of estimating the black lung benefits liability. Excluding the benefit of the accounting change on the 2001 Period, EBITDA for the 2002 Period increased $18.8 million or 32.4%. The $18.8 million increase in EBITDA, after excluding the effect of the accounting change, is primarily attributable to higher price realizations, increased volumes associated with coal synfuel related agreements and higher sales volume from the Gibson County Coal mining complex.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash provided by operating activities was $46.5 million for the 2002 Period compared to $45.5 million for the 2001 Period. The increase in cash provided by operating activities was principally attributable to operating income and working capital changes during the 2002 Period compared to the 2001 Period.

         Net cash used in investing activities was $27.4 million for the 2002 Period compared to $13.0 million for the 2001 Period. The increase in the use of cash is principally attributable to reduced liquidation of marketable securities, net of purchases, during the 2002 Period compared to the 2001 Period.

          Net cash used in financing activities was $24.8 million for the 2002 Period compared to $23.6 million for the 2001 Period. The increase is attributable to $11.3 million of scheduled payments on long-term debt partially offset by $10.0 million in net borrowings under the revolving credit facility.

Capital Expenditures

          Capital expenditures decreased to $37.8 million in the 2002 Period compared to $40.5 million in the 2001 Period. The decrease is principally attributable to capital expenditures related to the Gibson County Coal mining complex during the 2001 Period. The Partnership estimates that its capital expenditures will be approximately $52.4 million for 2002, including $15.9 million and $8.0 million related to the extension into the Pattiki II Coal reserve area and a new service shaft at the Dotiki mine, respectively. The Partnership currently expects to fund capital expenditures, other than acquisitions, with cash generated from operations and borrowings under its working capital and revolving credit facilities described below.

          ARH Warrior Holdings, Inc. ("ARH Warrior Holdings"), a company indirectly owned by management of the Partnership, had delivered notice to the Partnership of its intention to require the Partnership to purchase Warrior Coal, LLC ("Warrior Coal"), from ARH Warrior Holdings pursuant to the terms of the Amended and Restated Put and Call Option Agreement (the "Put/Call Agreement") between the Partnership and ARH Warrior Holdings. The Partnership expects to consummate the purchase of Warrior Coal in the first quarter of 2003.

          Warrior Coal is an underground mining complex that utilizes continuous mining units employing room-and-pillar mining techniques and is located adjacent to the Partnership's Western Kentucky operations. Warrior Coal is expected to produce approximately 1.6 million tons during 2002, essentially all of which is or will be sold to the Partnership as feedstock for synfuel production. Assuming the Partnership consummates the acquisition, the Partnership plans to add a third continuous mining unit at Warrior Coal, early in the second quarter 2003, to supplant other operations of the Partnership that will be depleting.

          At closing, the Partnership will pay ARH Warrior Holdings, Inc. approximately $12.5 million in cash representing the put option price in accordance with the Put/Call Agreement. In addition, the Partnership will repay Warrior Coal's borrowings under the revolving credit agreement between an affiliate of ARH Warrior Holdings, Inc. and Warrior Coal, which obligations currently are estimated to be approximately $16.9 million. The primary borrowings under the revolving credit agreement financed new infrastructure capital projects that are expected to improve productivity and significantly increase capacity. Warrior Coal currently plans to add one continuous miner unit early in the second quarter 2003, to supplant other operations of the Partnership that will be depleting.

          Under the terms of the Put/Call Agreement, the Partnership, through Warrior Coal, will assume certain other obligations, including a mineral lease and sublease with SGP Land, LLC, an affiliate of ARH Warrior Holdings, Inc., covering coal reserves that have been and will continue to be mined by Warrior Coal. The terms and conditions of the mineral lease and sub-lease will remain unchanged following the closing of the acquisition.

         The Partnership plans to fund the Warrior Coal transaction through the issuance of additional debt and/or equity, depending on market conditions, or through borrowings under its credit facility. The Partnership anticipates that the acquisition will be immediately accretive on a basic earnings per unit basis.

Reclamation Bonds and Insurance

         Federal and state laws require surety bonds or other acceptable form of surety support to secure the Partnership's obligations related to (a) the statutory requirement that we return mined property to its approximate original condition at the completion of the mining and reclamation process and (b) self-insured workers compensation. During the 2002 Quarter, the Partnership secured renewal and/or replacement of various surety bonds. As of September 30, 2002, the Partnership has put in place a surety bond program with several third-party bonding entities, which program is subject to certain financial and other conditions. The Partnership believes the program is sufficient to support our projected surety bond requirements for self-insured workers compensation programs and reclamation activities through 2004.

         During September 2002, the Partnership completed its annual property and casualty insurance renewal. In general, recent insurance carrier losses worldwide have created a tightening market reducing available capacity for underwriting property insurance. As a result, the Partnership and its affiliates increased the deductible for property insurance from $1.0 million to $3.5 million and, in addition, retained a participating interest along with its insurance carriers in the commercial property program at various levels up to 15.48%. The aggregate maximum limit in the commercial property program is $50 million per occurrence of which the Partnership would be responsible for a maximum limit of $7.7 million for each occurrence. While the Partnership does not have a significant history of material insurance claims, the ultimate amount of occurrences incurred and claims made, if any, are dependent on future developments. The Partnership cannot assure you that it will not experience significant insurance claims in the future, which as a result of the Partnership's participation in the commercial property program, could have a material adverse effect on its business, financial condition and results of operations.

         Combining the increase in insurance premiums with the increased cost for surety capacity, the Partnership is expecting an increase in insurance and surety related costs for the quarterly period ending December 31, 2002 and year ending December 31, 2003 of approximately $0.5 million and $2.5 million, respectively.

Permitting

         In January 2002, the West Virginia Department of Environmental Protection (the "WV DEP") denied a permit application relating to 3.1 million tons of coal reserves located in West Virginia that are contiguous to Mettiki Coal, LLC's Maryland coal reserves. In May 2002, the West Virginia Surface Mine Review Board (the "Surface Board") heard the Partnership's appeal of the WV DEP's permit denial. The Surface Board unanimously reversed WV DEP's permit denial. The Surface Board's action allows full seam extraction in a significant part of the permit area, while the remaining portion can be partially extracted through the room-and-pillar method of mining by continuous miners. Subject to the WV DEP's approval of a mitigation plan that addresses any potential dewatering of a small tributary to the North Branch of the Potomac River, the remaining area of the permit boundary should also be approved for full seam extraction. In October 2002, the Maryland Department of the Environment approved a permit application allowing Mettiki access to such West Virginia reserves by tunneling under the North Branch of the Potomac River from Mettiki's existing Maryland operations.

Notes Offering, Credit Facility and Letters of Credit Facilities

         Concurrently with the closing of the Partnership's initial public offering, the Partnership's Special GP issued and Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership") assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014. The Special GP also entered into, and the Intermediate Partnership assumed the obligations under, a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $35 million under the term loan facility and $5 million outstanding under each of the revolving credit facility and working capital facility at September 30, 2002, respectively. The interest rate on the term loan facility at September 30, 2002 was 4.56%. The interest rate on the revolving credit facility and working capital facility was 4.75% and 3.31% at September 30, 2002, respectively. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the credit facility and senior notes at September 30, 2002.

         In 2001, the Partnership entered into agreements with three banks to provide letters of credit in an aggregate amount of $25.0 million. On September 30, 2002, one of these letter of credit facility agreements was extended for an additional one-year term. At September 30, 2002, the Partnership had $15.5 million in letters of credit outstanding supporting reclamation and workers' compensation surety bond requirements. The Special GP guarantees the letters of credit.

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

         The Partnership did not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions as of September 30, 2002.

         The Intermediate Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and, as a result, the Partnership has interest rate exposure. The Partnership's earnings are not materially affected by changes in interest rates, if interest rates increased by 100 basis points, interest expense for the nine months ended September 30, 2002 would have increased by approximately $300,000.

         As of September 30, 2002, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.        CONTROLS AND PROCEDURES

         Within the 90-day period prior to filing of this report, an evaluation was carried out by management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon this evaluation, the chief executive officer and the principal accounting officer concluded that the design and operation of these disclosure controls and procedures were effective.

         Subsequent to this evaluation on October 25, 2002 through the date of this filing on Form 10-Q for the quarterly period ended September 30, 2002, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

           o   difficulty obtaining commercial property insurance; and

           o and risks associated with our 15.48% participation (excluding any applicable deductible) in the commercial property program.

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

        None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.     OTHER INFORMATION

        None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits:


   Exhibit No.          Description

      10.32     --      First Amendment to the Letter of Credit Facility
                        Agreement between Alliance Resource Partners, L.P. and
                        Bank of the Lakes, National Association.

      10.33     --      Amendment One to Letter of Credit Facility Agreement
                        between Alliance Resource Partners, L.P. and Bank of
                        Oklahoma, National Association.

       (b)  Reports on Form 8-K:

     A Form 8-K was filed on August 9, 2002 to submit to the Securities and Exchange Commission the certifications of the Partnership's chief executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 14, 2002.


                                 ALLIANCE RESOURCE PARTNERS, L. P.

                                 By:  Alliance Resource Management GP, LLC
                                      its managing general partner


                                      /s/ Joseph W. Craft III
                                      -----------------------------
                                      Joseph W. Craft III
                                      President, Chief Executive
                                      Officer and Director



                                      /s/ Dale G. Wilkerson
                                      -----------------------------
                                      Dale G. Wilkerson
                                      Vice President and Controller
                                      (Principal Accounting
                                      Officer)

                                  CERTIFICATION

I, Joseph W. Craft III certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Alliance Resource Partners, L.P.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Joseph W. Craft III
--------------------------
Joseph W. Craft III
President, Chief Executive
Officer and Director

                                  CERTIFICATION

I, Dale G. Wilkerson certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Alliance Resource Partners, L.P.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Dale G. Wilkerson
-----------------------------
Dale G. Wilkerson
Vice President and Controller
(Principal Accounting
Officer)

                                 EXHIBIT INDEX



Exhibit
   No.             Description
-------            ------------

 10.32     --      First Amendment to the Letter of Credit Facility Agreement
                   between Alliance Resource Partners, L.P. and Bank of the
                   Lakes, National Association.

 10.33     --      Amendment One to Letter of Credit Facility Agreement between
                   Alliance Resource Partners, L.P. and Bank of Oklahoma,
                   National Association.