Form 10-K/A
period 2001-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2002-11-25
CIK 1086600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

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

     DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

This Form 10-K/A for the year ended December 31, 2001 reflects a modification for a typographical error relating to the "Pro Forma Net Income Assuming Accounting Change Is Applied Retroactively" for the year ended December 31, 2001 as presented in the Consolidated and Combined Statements of Income for the Years Ended December 31, 2001 and 2000, and the Period From the Partnership's Commencement of Operations (On August 20, 1999) to December 31, 1999, and the Predecessor Period from January 1, 1999 to August 19, 1999. Additionally, we have corrected a misclassification of 3.1 million tons of coal reserves between Mettiki and Mettiki (WV) as set forth in the table of coal reserves under Item 2. Properties, and as described in the "Maryland Operations" discussion under Item 1. Business.

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

     Mettiki Coal (WV), LLC. Mettiki (WV) has approximately 18.9 million tons of undeveloped recoverable reserves in Grant and Tucker Counties, West Virginia adjacent to Mettiki in Garrett County, Maryland. We currently conduct no mining operations at Mettiki (WV).

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

     The following table sets forth reserve information, as of December 31, 2001, about each of our mining complexes.

                                          Heat           Proven and Probable Reserves
                                         Content        -------------------------------      Reserve Assignment
                               Mine       (Btus             Pounds SO2 per MMbtu            --------------------
Operations                     Type     per pound)    <1.2    1.2 - 2.5   >2.5     Total    Assigned  Unassigned
----------                  ----------- ----------    ----    ---------   ----     -----    --------  ----------
                                                             (tons in millions)
Illinois Basin Operations
  Dotiki                    Underground   12,500        --        --      88.9      88.9      88.9        --
  Pattiki                   Underground   11,700        --        --      53.9      53.9      53.9        --
  Hopkins County            Underground   11,300        --        --      21.4      21.4       1.4      20.0
    Coal                    / Surface                   --        --      11.6      11.6      11.6        --
  Gibson County             Underground   11,600        --      36.2        --      36.2      36.2        --
    Coal (North)
  Gibson County             Underground   11,600        --      55.0      44.9      99.9        --      99.9
    Coal (South)
                                                      ----     -----     -----     -----     -----     -----
      Region Total                                      --      91.2     220.7     311.9     192.0     119.9
                                                      ----     -----     -----     -----     -----     -----
East Kentucky Operations
  Pontiki/Excel             Underground   12,800      16.0       1.9        --      17.9      17.9        --
  MC Mining/Excel           Underground   12,800      22.0        --        --      22.0      22.0        --
                                                      ----     -----     -----     -----     -----     -----
      Region Total                                    38.0       1.9        --      39.9      39.9        --
                                                      ----     -----     -----     -----     -----     -----

Maryland Operations
  Mettiki                   Underground   13,000        --      15.0      15.0      30.0      15.0      15.0
  Mettiki(WV)               Underground   13,000        --        --      18.9      18.9      13.3       5.6
                                                      ----     -----     -----     -----     -----     -----
                                                        --      15.0      33.9      48.9      28.3      20.6
                                                      ----     -----     -----     -----     -----     -----

      Total                                           38.0     108.1     254.6     400.7     260.2     140.5
                                                      ====     =====     =====     =====     =====     =====

      % of Total                                       9.5%     27.0%     63.5%    100.0%     64.9%     35.1%
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

     A permit application related to the 18.9 million tons of reserves controlled by Mettiki (WV) has been submitted to the West Virginia Department of Environmental Protection ("West Virginia DEP"). The West Virginia DEP has not advised us concerning the status of the permit application. In regard to a different permit application concerning other coal reserves, on January 29, 2002, the West Virginia DEP denied such permit application related to 3.1 million tons of coal that are not contiguous to the 18.9 million tons of reserves. Consequently, the 3.1 million tons is classified as a non-reserve coal deposit and not included in our reported reserves. The permit denial has been appealed to the West Virginia Surface Mining Board.

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
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
--------------------------------------------------------------------------------

                                                                            PARTNERSHIP                           PREDECESSOR
                                                        ------------------------------------------------------  ---------------
                                                                                                  FROM
                                                                                              COMMENCEMENT          FOR THE
                                                                  YEAR ENDED                  OF OPERATIONS      PERIOD FROM
                                                                  DECEMBER 31,            (ON AUGUST 20, 1999)  JANUARY 1, 1999
                                                        -------------------------------            TO                 TO
                                                            2001                2000        DECEMBER 31, 1999   AUGUST 19, 1999
                                                        ------------       ------------   --------------------  ---------------
SALES AND OPERATING REVENUES:
   Coal sales                                           $    421,996       $    347,209        $    128,860       $    217,033
   Transportation revenues                                    18,090             13,511               4,907             14,223
   Other sales and operating revenues                          6,214              2,749                 358                577
                                                        ------------       ------------        ------------       ------------
           Total revenues                                    446,300            363,469             134,125            231,833
                                                        ------------       ------------        ------------       ------------

EXPENSES:
   Operating expenses                                        307,977            257,365              89,945            152,066
   Transportation expenses                                    18,090             13,511               4,907             14,223
   Outside purchases                                          31,840             16,874               6,429             17,738
   General and administrative                                 17,728             15,176               6,245              8,912
   Depreciation, depletion and amortization                   45,451             39,141              15,081             24,622
   Interest expense (net of interest income and
      interest capitalized of $1,928, $3,015 and
      $999 for the Partnership's respective periods)          16,805             16,563               5,887                100
   Unusual items                                                  --             (9,466)                 --                 --
                                                        ------------       ------------        ------------       ------------
           Total operating expenses                          437,891            349,164             128,494            217,661
                                                        ------------       ------------        ------------       ------------

INCOME FROM OPERATIONS                                         8,409             14,305               5,631             14,172
OTHER INCOME                                                     752              1,276                 641                531
                                                        ------------       ------------        ------------       ------------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      9,161             15,581               6,272             14,703

INCOME TAX EXPENSE                                                --                 --                  --              4,498
                                                        ------------       ------------        ------------       ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                           9,161             15,581               6,272       $     10,205

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                         7,939                 --                  --                 --
                                                        ------------       ------------        ------------       ------------

NET INCOME                                              $     17,100       $     15,581        $      6,272       $     10,205
                                                        ============       ============        ============       ============

GENERAL PARTNERS' INTEREST IN NET INCOME                $        342       $        312        $        125
                                                        ============       ============        ============
LIMITED PARTNERS' INTEREST IN NET INCOME                $     16,758       $     15,269        $      6,147
                                                        ============       ============        ============
BASIC NET INCOME PER LIMITED PARTNER UNIT               $       1.09       $       0.99        $       0.40
                                                        ============       ============        ============
BASIC NET INCOME PER LIMITED PARTNER UNIT
   BEFORE ACCOUNTING CHANGE                             $       0.58       $       0.99        $       0.40
                                                        ============       ============        ============
DILUTED NET INCOME PER LIMITED
   PARTNER UNIT                                         $       1.07       $       0.98        $       0.40
                                                        ============       ============        ============
DILUTED NET INCOME PER LIMITED PARTNER
   UNIT BEFORE ACCOUNTING CHANGE                        $       0.57       $       0.98        $       0.40
                                                        ============       ============        ============
PRO FORMA NET INCOME ASSUMING ACCOUNTING
   CHANGE IS APPLIED RETROACTIVELY                      $      9,161       $     14,907        $      6,395       $     10,071
                                                        ============       ============        ============       ============
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING - BASIC                           15,405,311         15,405,311          15,405,311
                                                        ============       ============        ============
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING - DILUTED                         15,684,550         15,551,062          15,405,311
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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 25, 2002.

                                         ALLIANCE RESOURCE PARTNERS, L.P.

                                       By: Alliance Resource Management GP, LLC
                                           its managing general partner

                                           /s/ Dale G. Wilkerson
                                           -------------------------------------
                                               Dale G. Wilkerson
                                               Vice President and Controller
                                               (Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                  TITLE                               DATE
       ---------                                  -----                               ----
/s/ Joseph W. Craft III                President, Chief Executive                November 25, 2002
------------------------------         Officer and Director
Joseph W. Craft III                    (Principal Executive Officer)

/s/ Dale G. Wilkerson                  Vice President and Controller             November 25, 2002
------------------------------         (Principal Accounting Officer)
Dale G. Wilkerson

/s/ John J. MacWilliams                Director                                  November 25, 2002
------------------------------
John J. MacWilliams

/s/ Preston R. Miller, Jr.             Director                                  November 25, 2002
------------------------------
Preston R. Miller, Jr.

/s/ John P. Neafsey                    Director                                  November 25, 2002
------------------------------
John P. Neafsey

/s/ John H. Robinson                   Director                                  November 25, 2002
------------------------------
John H. Robinson

/s/ Robert G. Sachse                   Executive Vice President and Director     November 25, 2002
------------------------------
Robert G. Sachse

/s/ Paul R. Tregurtha                  Director                                  November 25, 2002
------------------------------
Paul R. Tregurtha

                                  CERTIFICATION

I, Joseph W. Craft III certify that:

         1. I have reviewed this annual report on Form 10-K/A of Alliance Resource Partners, L.P.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 25, 2002

/s/ Joseph W. Craft III
------------------------------
Joseph W. Craft III
President, Chief Executive
Officer and Director

                                  CERTIFICATION

I, Dale G. Wilkerson certify that:

         1. I have reviewed this annual report on Form 10-K/A of Alliance Resource Partners, L.P.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 25, 2002

/s/ Dale G. Wilkerson
------------------------------
Dale G. Wilkerson
Vice President and Controller
(Principal Accounting Officer)