Form 10-K
period 2002-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2003-03-20
CIK 1086600

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

    Yes [X]    No [ ]

    The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $176,108,377 as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, based on $23.74 per unit, the closing price of the common units as reported on the Nasdaq National Market on such date.

    As of March 18, 2003, 11,481,262 common units and 6,422,531 subordinated units were outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.      BUSINESS    ..........................................           4

ITEM 2.      PROPERTIES  ..........................................          19

ITEM 3.      LEGAL PROCEEDINGS.....................................          21

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
             HOLDERS     ..........................................          22

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON UNITS AND
             RELATED UNITHOLDER MATTERS............................          22

ITEM 6.      SELECTED FINANCIAL DATA...............................          23

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........          25

ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK.....................................          41

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........          42

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE................          66

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
             MANAGING GENERAL PARTNER..............................          66

ITEM 11.     EXECUTIVE COMPENSATION................................          69

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANGEMENT..................................          73

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........          75

ITEM 14.     CONTROLS AND PROCEDURES...............................          76

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K...................................          76

                           FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "forecast", "may," "project", "will," and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to various risks, uncertainties and assumptions. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

         - competition in coal markets and our ability to respond to the competition;

         - fluctuations in coal prices, which could adversely affect our operating results and cash flows;

         - deregulation of the electric utility industry or the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions;

         - dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

         - customer bankruptcies and/or cancellations of, or breaches to, existing contracts;

         -   customer delays or defaults in making payments;

         - fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations and other factors;

         -   our productivity levels and margins that we earn on our coal sales;

         - any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation and workers' compensation claims;

         - any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

         - greater than expected environmental regulation, costs and liabilities;

         - a variety of operational, geologic, permitting, labor and weather-related factors;

         -   risk of major mine-related accidents or interruptions;

         -   results of litigation;

         - difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits; and

         - difficulty obtaining commercial property insurance, and risks associated with our 15.48% participation (excluding any applicable deductible) in the commercial insurance property program.

         If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in "Risk Factors" below. The risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

         You should consider the information above when reading any forward-looking statements contained:

         -   in this Annual Report on Form 10-K;

         -   other reports filed by us with the SEC;

         -   our press releases; and

         - written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

    We are a diversified producer and marketer of coal to major United States utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the eighth largest coal producer in the eastern United States. At December 31, 2002, we had approximately 416.5 million tons of reserves in Illinois, Indiana, Kentucky, Maryland and West Virginia. In 2002, we produced 16.4 million tons of coal and sold 18.3 million tons of coal. The coal we produced in 2002 was 29.9% low-sulfur coal, 17.7% medium-sulfur coal and 52.4% high-sulfur coal. In 2002, approximately 89% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as "scrubbers," to remove sulfur dioxide. We classify low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

    At December 31, 2002, we operated seven mining complexes in Illinois, Indiana, Kentucky and Maryland. Six of these mining complexes are underground and one has multiple surface operations and a single underground mine. Our mining activities are organized into three operating regions: (a) the Illinois Basin operations, (b) the East Kentucky operations, and (c) the Maryland operations.

    We and our subsidiary, Alliance Resource Operating Partners, L.P. (referred to as the intermediate partnership), are Delaware limited partnerships formed to acquire, own and operate certain coal production and marketing assets of Alliance Resource Holdings, Inc., (Alliance Resource Holdings) a Delaware corporation formerly known as Alliance Coal Corporation. We completed our initial public offering in August 1999, at which time Alliance Resource Holdings contributed certain assets in exchange for cash, common and subordinated units, general partner interests, the right to receive incentive distributions as defined in the partnership agreement, and the assumption of related indebtedness.

    Our managing general partner, Alliance Resource Management GP, LLC, and our special general partner, Alliance Resource GP, LLC (collectively referred to as our general partners) own an aggregate 2% general partner interest in us. Our limited partners, including the general partners as holders of common units and subordinated units, own an aggregate 98% of the limited partner interests in us.

    The coal production and marketing assets of Alliance Resource Holdings acquired by us, but not Alliance Resource Holdings, are referred to as our "Predecessor." All 1999 operating data contained herein includes our results and our Predecessor's results.

RECENT DEVELOPMENTS

    Common Unit Offering

    On February 14, 2003, we completed a public offering of 2,250,000 common units from which we received net proceeds of approximately $48.5 million before expenses and, on March 14, 2003, we received net proceeds of approximately $6.2 million before expenses from the exercise of the underwriters option to purchase an additional 288,000 common units. We used the net proceeds to fund the purchase of Warrior Coal, LLC (Warrior) and for working capital and general partnership purposes.

    Warrior Acquisition

    In February 2003, we acquired Warrior from an affiliate, ARH Warrior Holdings, Inc. (ARH Warrior Holdings), in accordance with the terms of an Amended and Restated Put and Call Option Agreement. We paid $12.7 million to ARH Warrior Holdings, and repaid Warrior's borrowings of $17.0 million under a revolving credit agreement between an affiliate of ARH Warrior Holdings and Warrior.

    Warrior operates an underground mining complex located near Madisonville, in Hopkins County, Kentucky, between and adjacent to our other western Kentucky operations. The Warrior complex was opened initially in 1985. Warrior utilizes continuous mining units employing room-and-pillar mining techniques producing high-sulfur coal. Warrior's preparation plant has a throughput capacity of 700 tons of raw coal an hour. In 2002, Warrior had approximately 170 employees and produced some 1.6 million tons of coal, leaving approximately 22.8 million tons of proven and probable reserves at December 31, 2002. Since 2001, Warrior has invested approximately $17.0 million in non-partnership capital in new infrastructure. We plan to add an additional continuous mining unit, early in the second quarter 2003, to supplant other operations in the Illinois Basin that will be depleting. Warrior's production level for 2003 is expected to increase to 2.6 million tons.

    Production from Warrior in 2002 and into 2003 has been shipped via truck on U.S. and state highways primarily to Hopkins for resale to our customer Synfuel Solutions Operating LLC (SSO) for use as feedstock in the production of coal synfuel, as discussed under "Hopkins Complex" and "Coal Synfuel" below. Following the planned move of SSO's coal synfuel production facility to Warrior in the second quarter of 2003, it is expected that Warrior will sell substantially all of its production to SSO. At that time, we anticipate Warrior will purchase supplemental production from our neighboring Hopkins County Coal, LLC (Hopkins) and Webster County Coal, LLC (Dotiki) complexes for resale to SSO. SSO advises it plans to ship coal synfuel to electric utilities that have been purchasers of our coal. We maintain "back-up" coal supply agreements with these long-term customers for our coal, which automatically provide for the sale of our coal to them in the event they do not purchase coal synfuel from SSO.

    Because we acquired Warrior in 2003, the remainder of this 2002 Annual Report on Form 10-K excludes further discussion of Warrior, except as otherwise noted.

 Management Buy-out of Beacon Group Funds' Interests

    Prior to May 8, 2002, the majority of the outstanding equity interests in our general partners was owned by two investment funds controlled by The Beacon Group, LP (The Beacon Group) and its affiliates. On May 8, 2002, our management purchased these interests, which consisted of:

    - a 74.1% interest in our managing general partner for $4.8 million in cash; and

    - a 91.3% interest in Alliance Resource Holdings, the parent of our special general partner (which owns 1,232,780 common units and 6,422,531 subordinated units) for approximately $103.4 million, consisting of approximately $46.7 million in cash and approximately $56.7 million in promissory notes.

    As a result, our management now owns all of the interests in our managing general partner and Alliance Resource Holdings. The acquisitions were not funded or secured with any of our assets.

    The promissory notes require two installment payments, including a $30.9 million payment due on March 1, 2004 and a $25.8 million payment due on March 1, 2005. In September 2002, management prepaid approximately $29.9 million due under the first promissory note with borrowings from a commercial bank facility. Our management expects to pay off the remaining balance under the promissory notes from borrowings from commercial lending institutions, cash generated from operations of Alliance Resource Holdings, and/or from quarterly distributions paid by us on the common and subordinated units held by our special general partner.

    Management's payment obligations under the promissory notes are secured under a security and pledge agreement by a pledge to The Beacon Group's funds of all of the outstanding capital stock of Alliance Resource Holdings and other equity interests in affiliated entities owned directly or indirectly by our management.

MINING OPERATIONS

    We produce a diverse range of steam coals with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications required by our customers. The following chart summarizes our production by region for the last five years.

      OPERATING REGION AND COMPLEXES                            2002       2001       2000       1999         1998
     ---------------------------------                          ----       ----       ----       ----         ----
                                                                              (TONS IN MILLIONS)
Illinois Basin Operations:
     Dotiki, Gibson, Hopkins, Pattiki Complexes                 10.5       10.2        8.4        8.5          7.9
East Kentucky Operations:
    MC Mining, Pontiki Complexes                                 3.0        2.8        2.7        2.8          2.5
Maryland Operations:
     Mettiki Complex                                             2.9        2.7        2.6        2.8          3.0
                                                                ----       ----       ----       ----         ----
             Total                                              16.4       15.7       13.7       14.1         13.4
                                                                ====       ====       ====       ====         ====

    We have no reportable segments because our operations solely consist of producing and marketing coal and providing rental and service fees associated with producing and marketing coal synfuel.

    ILLINOIS BASIN OPERATIONS

    Our Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. We have approximately 975 employees in the Illinois Basin and currently operate four mining complexes. Additionally, we host a coal synfuel facility at one of our mining complexes.

    Dotiki Complex. Webster County Coal, LLC operates Dotiki, which is an underground mining complex located near the city of Providence in Webster County, Kentucky. The complex was opened in 1966, and we purchased the mine in 1971. Our Dotiki complex utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour.

    Production of high-sulfur coal from the complex is shipped via the CSX and PAL railroads and by truck on U.S. and state highways. Our primary customers for coal produced at Dotiki are and Louisville Gas & Electric (LG&E), Seminole Electric Cooperative, Inc. (Seminole), Tennessee Valley Authority (TVA) and Western Kentucky Energy Corp., all of which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units. During August 2001, Dotiki began construction of a new mine shaft and ancillary facilities, which are expected to be operational during the second quarter of 2003 and will provide a new access to the coal reserves for miners and supplies.

    Pattiki Complex. White County Coal, LLC operates Pattiki, which is an underground mining complex located near the city of Carmi, in White County, Illinois. We began construction of the complex in 1980 and have operated it since its inception. Our Pattiki complex utilizes continuous mining units employing room-and-pillar mining techniques. During 2001 and 2002, we extended Pattiki into adjacent coal reserves, through the construction of two new shafts and ancillary facilities. This extension involves capital expenditures of approximately $30 million principally expended during the 2000-2002 period and is expected to allow Pattiki to continue and expand its existing productive capacity for the next 15 years. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour.

    Production of high-sulfur coal from the complex is shipped via the CSX railroad. Our primary customers for coal produced at Pattiki are Seminole and TVA, both of which purchase our coal pursuant to long-term contracts for use in their scrubbed generating units.

    Hopkins Complex. Hopkins County Coal, LLC operates a mining complex located near the city of Madisonville in Hopkins County, Kentucky. We acquired the complex in January 1998. The complex has three surface mines, one of which is currently idle, and one underground mine. The underground mine is expected to be depleted in the first quarter of 2003. The surface operations utilize dragline mining and the underground operation utilizes a continuous mining unit employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 1,000 tons of raw coal an hour.

    Production of high-sulfur coal from the complex is shipped via the CSX and PAL railroads and by truck on U.S. and state highways. As discussed below, we sell most of Hopkins' production to SSO, whose coal synfuel production facility is located currently at Hopkins. SSO has in turn sold coal synfuel to utilities that have been purchasers of our coal. . We have maintained "back-up" coal supply agreements with these customers, which automatically provide for the sale of our coal to these customers in the event they do not purchase coal synfuel from SSO.

    Gibson Complex. Gibson County Coal, LLC (Gibson) operates an underground mining complex located near the city of Princeton in Gibson County, Indiana. The mine began production in November 2000. Our Gibson complex utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 700 tons of raw coal an hour. We refer to the reserves mined at this location as the Gibson "North" reserves. We also control undeveloped reserves in Gibson County, which are not contiguous to the reserves currently being mined. We refer to these as the Gibson "South" reserves.

    Production from Gibson is a low-sulfur coal, shipped via truck approximately 10 miles on U.S. and state highways to Gibson's primary customer, PSI Energy Inc. (PSI), a subsidiary of Cinergy Corporation. We are involved in a contract dispute with PSI concerning the procedures for and testing of a certain coal quality specification. Please read "Item 3. Legal Proceedings" and "Item 8. Financial Statements and Supplementary Data - Note 15. Commitments and Contingencies."

    Coal Synfuel. We entered into long-term agreements with SSO to host and operate its coal synfuel facility currently located at Hopkins, supply the facility with coal feedstock, assist SSO with the marketing of coal synfuel and provide other services. These agreements expire on December 31, 2007 and provide us with coal sales, rental and service fees from SSO based on the synfuel facility throughput tonnages. These amounts are dependent on the ability of SSO's members to use certain qualifying tax credits applicable to the facility. As discussed above in "Mining Operations; Illinois Basin; Hopkins Complex," we sell most of the coal produced at Hopkins to SSO, while Alliance Coal Sales, a division of Alliance Coal, LLC (Alliance Coal), assists SSO with the sale of its coal synfuel to our customers pursuant to a sales agency agreement. The term of each of these agreements is subject to early cancellation provisions customary for transactions of these types, including the unavailability of synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Therefore, the continuation of the operating revenues associated with the coal synfuel production facility cannot be assured. However, we have maintained "back up" coal supply agreements with each coal synfuel customer that automatically provide for sale of our coal to these customers in the event they do not purchase coal synfuel from SSO. Hopkins purchased approximately 1.4 million tons of coal from Warrior in 2002, which was resold to SSO as feedstock for coal synfuel production. In conjunction with a decision to relocate the coal synfuel production facility to Warrior, agreements for providing certain of these services were assigned to Alliance Service, Inc. (Alliance Service), a wholly-owed subsidiary of Alliance Coal, in December 2002. Alliance Service is subject to federal and state income taxes.

    EAST KENTUCKY OPERATIONS

    Our East Kentucky mining operations are located in the Central Appalachia coal fields. Our East Kentucky mines produce low-sulfur coal. We have approximately 430 employees and operate two mining complexes in East Kentucky.

    Pontiki Complex. Pontiki Coal, LLC (Pontiki) owns an underground mining complex located near the city of Inez in Martin County, Kentucky. We constructed the mine in 1977. Pontiki owns the mining complex and leases the reserves, and Excel Mining, LLC (Excel), an affiliate of Pontiki, is responsible for conducting all mining operations. Substantially all of the coal produced at Pontiki meets or exceeds the compliance requirements of Phase II of the Clean Air Act amendments. Our Pontiki operation utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 800 tons of raw coal an hour.

    Production from the mine is shipped via the Norfolk Southern railroad or by truck via U.S. and state highways to various docks on the Big Sandy River in Kentucky. Pontiki ships its low-sulfur production primarily to electric utilities located in the southeastern United States.

    MC Mining Complex. MC Mining, LLC (MC Mining) owns an underground mining complex located near the city of Pikeville in Pike County, Kentucky. MC Mining was acquired in 1989. When we began production in late 1996, MC Mining was operated by an unaffiliated contract mining company. During 2000, the contract mining agreement was terminated, and MC Mining entered into an intercompany support services agreement with Excel. Selected employees of the contractor and other qualified individuals were hired by Excel, which is responsible for conducting all mining operations. The complex utilizes continuous mining units employing room-and-pillar mining techniques. The preparation plant has a throughput capacity of 800 tons of raw coal an hour.

    Production from the mine is shipped via the CSX railroad or by truck via U.S. and state highways to various docks on the Big Sandy River. MC Mining sells its low-sulfur production primarily in the spot market.

    MARYLAND OPERATIONS

    Our Maryland mining operation is located in the Northern Appalachia coal fields. We have approximately 225 employees and operate one mining complex in Maryland.

    Mettiki Complex. Mettiki Coal, LLC (Mettiki) operates an underground longwall mining complex located near the city of Oakland in Garrett County, Maryland. We constructed Mettiki in 1977 and have operated it since its inception. The operation utilizes a longwall miner for the majority of the coal extraction as well as continuous mining units used to prepare the mine for future longwall mining. The preparation plant has a throughput capacity of 1,350 tons of raw coal an hour.

    Our primary customer for the medium-sulfur coal produced at Mettiki is Virginia Electric and Power Company (VEPCO), which purchases the coal pursuant to a long-term contract for use in the generating units at its Mt. Storm, West Virginia power plant, located less than 20 miles away. Our coal is trucked to Mt. Storm over a private haul road, which links to a state highway. Mettiki is also served by the CSX railroad.

    Mettiki Coal (WV). Mettiki Coal (WV), LLC has approximately 18.9 million tons of undeveloped recoverable reserves in Grant and Tucker Counties, West Virginia close to Mettiki in Garrett County, Maryland. We currently do not conduct mining operations at Mettiki (WV).

OTHER OPERATIONS

    MT. VERNON TRANSFER TERMINAL, LLC

    The Mt. Vernon terminal is a rail-to-barge loading terminal on the Ohio River at Mt. Vernon, Indiana. The terminal has a capacity of 5.5 million tons per year with existing ground storage. The terminal was used from 1983 through 1998 for shipments from Pattiki and Dotiki under our coal supply agreements with Seminole. Seminole now transports these shipments to its generating units directly by the CSX railroad. During 2002, the terminal loaded approximately 1.2 million tons for Pattiki and Dotiki customers other than Seminole.

    COAL BROKERAGE

    We buy coal from outside producers principally throughout the eastern United States, which we then resell, both directly and indirectly, to utility and industrial customers. We purchased and sold approximately 502,000 tons of outside coal from non-affiliates in 2002. We have a policy of matching our outside coal purchases and sales to minimize market risks associated with buying and reselling coal.

    ADDITIONAL SERVICES

    We develop and market additional services in order to establish ourselves as the supplier of choice for our customers. Examples of the kind of services we have offered to date include ash and scrubber sludge removal, coal yard maintenance, and arranging alternate transportation services. Revenues from these services represented less than one-half of one percent of our total revenues.

COAL MARKETING AND SALES

    As is customary in the coal industry, we have entered into long-term contracts with many of our customers. These arrangements are mutually beneficial. Our utility customers secure a fuel supply for their power plants for years into the future. Our long-term contracts contribute to both our customers' and our stability and profitability by providing greater predictability of sales volumes and sales prices. In 2002, approximately 88% of both our sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of greater than one year) with maturities ranging from 2002 to 2012. Our total nominal commitment under significant long-term contracts was approximately 71.4 million tons at December 31, 2002 and is expected to be delivered as follows: 14.2 million tons in 2003,
12.5 million tons in 2004, 11.6 million tons in 2005, 11.6 million tons in 2006,
4.4 million tons in 2007, and 17.1 million tons thereafter during the remaining terms of the relevant coal supply agreements. The total commitment of coal under contract is an approximate number because, in some instances, our contracts contain provisions that could cause the nominal total commitment to increase or decrease by as much as 20%. The contractual time commitments for customers to nominate future purchase volumes under these contracts are sufficient to allow us to balance our sales commitments with prospective production capacity. In addition, the nominal total commitment can otherwise change because of price reopener provisions contained in certain of these long-term contracts.

    The terms of long-term contracts are the results of both bidding procedures and extensive negotiations with each customer. As a result, the terms of these contracts vary significantly in many respects, including, among others, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, coal qualities, and quantities. Virtually all of our long-term contracts are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to reflect changes in specified price indices or items such as taxes, royalties or actual production costs. These provisions, however, may not assure that the contract price will reflect every change in production or other costs. Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can lead to early termination of a contract. Some of the long-term contracts also permit the contract to be reopened to renegotiate terms and conditions other than the pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract. The long-term contracts typically stipulate procedures for quality control, sampling and weighing. Most contain provisions requiring us to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility and other qualities. Failure to meet these specifications can result in economic penalties or termination of the contracts. While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location. Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.

RELIANCE ON MAJOR CUSTOMERS

    Our three largest customers in 2002 were Seminole, SSO and VEPCO. Sales to these customers in the aggregate accounted for approximately 49% of our 2002 total revenues, and sales to each of these customers accounted for more than 10% of our 2002 total revenues.

    In February 2002, a major customer of our Pontiki Complex, AEI Coal Sales Company, Inc., and numerous of its affiliates voluntarily filed for Chapter 11 bankruptcy protection. In May 2002, those companies emerged from bankruptcy proceedings under a joint plan of reorganization under a new name for their parent entity, Horizon Natural Resources Company (Horizon). We did not incur any losses associated with this bankruptcy filing. Subsequently, in November 2002, Horizon and its numerous affiliates again voluntarily filed for Chapter 11 bankruptcy protection. We believe that our payment terms with this customer protect us from any significant bad debt exposure and at December 31, 2002 we did not have any accounts receivable from this customer. Although Horizon has not indicated that it will reject Pontiki's coal supply agreement or other contracts and leases we have with Horizon, that is possible. If any of our customers file for bankruptcy and reject their coal supply or other contracts, or if they otherwise default on their obligations to us, we may not be able to enter into new contracts on similar terms to replace the lost revenue, and our business, financial condition or results of operations could be adversely affected.

COMPETITION

    The United States coal industry is highly competitive with numerous producers in all coal producing regions. We compete with other large producers and hundreds of small producers in the United States. The largest coal company is estimated to have sold approximately 18% of the total 2002 tonnage sold in the United States market. We compete with other coal producers primarily on the basis of coal price at the mine, coal quality (including sulfur content), transportation cost from the mine to the customer, and the reliability of supply. Continued demand for our coal and the prices that we obtain are also affected by demand for electricity, environmental and government regulations, technological developments, and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil, and hydroelectric power.

TRANSPORTATION

    Our coal is transported to our customers by rail, truck and barge. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 10% to 50% of the delivered cost of a customer's coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers.

    Customers pay the transportation costs from the contractual F.O.B. point (free-on-board point), which is consistent with practice in the industry and is generally from the mine to the customer's plant. In 2002, the largest volume transporter of our coal production was the CSX railroad, which moved approximately 39% of our tonnage over its rail system. The practices of, and rates set by, the railroad serving a particular mine or customer might affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mine. At our Gibson and Mettiki complexes, a contractor operates a truck delivery system that transports the coal to our primary customer's power plant.

REGULATION AND LAWS

    The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

    -    employee health and safety;

    -    mine permits and other licensing requirements;

    -    air quality standards;

    -    water quality standards;

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

    -    storage and handling of explosives;

    -    wetlands protection;

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

    We are committed to conducting mining operations in compliance with applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding our compliance efforts, we do not believe these violations can be eliminated completely. None of the violations to date or the monetary penalties assessed at our operations have been material.

    While it is not possible to quantify the costs of compliance with applicable federal and state laws, those costs have been and are expected to continue to be significant. Capital expenditures for environmental matters have not been material in recent years. We have accrued for the present value estimated cost of reclamation and mine closings, including the cost of treating mine water discharge, when necessary. The accruals for reclamation and mine closing costs are based upon permit requirements and the costs and timing of reclamation and mine closing procedures. Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if we later determine these accruals to be insufficient. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.

    MINING PERMITS AND APPROVALS

    Numerous governmental permits or approvals are required for mining operations. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. All requirements imposed by any of these authorities may be costly and time-consuming, and may delay commencement or continuation of mining operations. Future legislation and administrative regulations may emphasize more heavily the protection of the environment and, as a consequence, our activities may be more closely regulated. Legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs, or delays, interruptions or terminations of operations, the extent of any of which cannot be predicted.

    Before commencing mining on a particular property, we must obtain mining permits and approvals by state regulatory authorities of a reclamation plan for restoring, upon the completion of mining, the mined property to its approximate prior condition, productive use or other permitted condition. Typically, we commence actions to obtain permits between 18 and 24 months before we plan to mine a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. Generally, we have not experienced material or significant difficulties in obtaining mining permits in the areas where our reserves are currently located. However, we cannot assure you that we will not experience difficulty in obtaining mining permits in the future.

    In March 2000, we submitted a permit application to the West Virginia Department of Environmental Protection (West Virginia DEP) requesting approval for the mining of approximately 3.1 million tons of coal deposits controlled by Mettiki (WV) but contiguous with our Mettiki Coal Reserves in Maryland. In January 2002, the West Virginia DEP denied the permit. We appealed the permit denial to the West Virginia Surface Mining Board (Mining Board) and, in July 2002, the Mining Board approved a permit that currently allows us to mine approximately 1.2 million tons of coal from this coal deposit area in West Virginia. In February 2003, we submitted a revised permit application requesting approval for the mining of an additional 600,000 tons of this West Virginia coal deposit. We cannot assure you that this revised permit application will be approved.

    Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws. Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations which have outstanding environmental violations. Although like other coal companies we have been cited for violations in the ordinary course of our business, we have never had a permit suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

    MINE HEALTH AND SAFETY LAWS

    Stringent safety and health standards have been imposed by federal legislation since 1969 when the Coal Mine Health and Safety Act of 1969 (CMHSA) was adopted. The Federal Mine Safety and Health Act of 1977, and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards and imposed comprehensive safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of CMHSA and the Mine Safety and Health Act of 1977, the Black Lung Benefits Act requires payments of benefits by all businesses that conduct current mining operations to a coal miner with black lung disease and to some survivors of a miner who dies from this disease. Most of the states where we operate also have state programs for mine safety and health regulation and enforcement. In combination, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and rigorous system for protection of employee safety and health affecting any segment of any industry. Even the most minute aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. This regulation has a significant effect on our operating costs. For example, new regulations governing exposures to diesel particulate matter in underground mines has recently increased our compliance costs. Our competitors in all of the areas in which we operate are subject to the same laws and regulations.

    BLACK LUNG BENEFITS ACT (BLBA)

    The Federal BLBA levies a tax on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, BLBA provides that some claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. For miners last employed as miners after 1969 and who are determined to have contracted black lung, we self-insure the potential cost using actuarially determined estimates of the cost of present and future claims. We are also liable under state statutes for black lung claims.

    The U.S. Department of Labor issued revised regulations effective January 2001 altering the claims process for federal black lung benefit recipients, which among other things:

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

    The revised regulations are expected to result in an increase in the incidence and recovery of black lung claims. In addition, Congress and state legislatures regularly consider various items of black lung legislation, which, if enacted, could adversely affect our business, financial condition and results of operations.

    Because the revised regulations are expected to result in an increase in the incidence and recovery of black lung claims, both the coal and insurance industries challenged certain provisions of the revised regulations through litigation. A federal judge upheld these regulations in August 2001. In June 2002, the U.S. Court of Appeals, District of Columbia Circuit, affirmed in part, reversed in part, and remanded to the District Court for further proceedings consistent with its opinion. The amount of the increase in the incidence and recovery of black lung claims will be determined by the future application of the revised regulations in the numerous administrative and judicial processes involved in the adjudication of black lung claims. Concerning our requirement to maintain bonds to secure our black lung claim obligations, see the discussion of surety bonds below under Surface Mining Control and Reclamation Act.

    WORKERS' COMPENSATION

    We are required to compensate employees for work-related injuries. Several states in which we operate consider changes in workers compensation laws from time to time. We self-insure the potential cost using actuarially determined estimates of the cost of present and future claims. Concerning our requirement to maintain bonds to secure our workers compensation obligations, see the discussion of surety bonds below under Surface Mining Control and Reclamation Act.

    COAL INDUSTRY RETIREE HEALTH BENEFITS ACT (CIRHBA)

    The Federal CIRHBA was enacted to provide for the funding of health benefits for some United Mine Workers of America retirees. The act merged previously established union benefit plans into a single fund into which "signatory operators" and "related persons" are obligated to pay annual premiums for beneficiaries. The act also created a second benefit fund for miners who retired between July 21, 1992, and September 30, 1994, and whose former employers are no longer in business. Because of our union-free status, we are not required to make payments to retired miners under CIRHBA, with the exception of limited payments made on behalf of predecessors of MC Mining. However, in connection with the sale of the coal assets acquired by Alliance Resource Holdings in 1996, MAPCO Inc. agreed to retain, and be responsible for, all liabilities under CIRHBA.

    SURFACE MINING CONTROL AND RECLAMATION ACT (SMCRA)

    The Federal SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. The act requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. In conjunction with mining the property, we reclaim and restore the mined areas by grading, shaping and preparing the soil for seeding. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for a variety of uses, as specified in the approved reclamation plan. We believe we are in compliance in all material respects with applicable regulations relating to reclamation.

    SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires us to restore the surface to approximate the original contours as contemporaneously as practicable with the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be released is five years after reclamation has been achieved. Federal law and some states impose on mine operators the responsibility for replacing certain water supplies damaged by mining operations and repairing or compensating for damage occurring on the surface as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations. The Federal Office of Surface Mining Reclamation and Enforcement is currently studying the adequacy of bonding requirements for treatment of long-term pollution discharges and whether other forms of financial assurances may be permitted. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on underground-mined coal. We have accrued for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and acid mine drainage control on a statewide basis, as West Virginia did in 2002.

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

    Our underground mining operations could be adversely affected by a recent decision which interprets SMCRA to prohibit subsidence from underground mining on certain federal lands, near occupied dwellings, public or community buildings, public roads, schools, churches, and cemeteries, or adversely affecting public parks or certain historic properties. The U.S. District Court's decision has been stayed until the U.S. Court of Appeals, District of Columbia Circuit, has ruled on the appeal filed by the United States and by the National Mining Association, both of which claim that the District Court misinterpreted the statute, which exempts subsidence from such prohibitions applicable only to surface mines. If the decision is not overturned by the U.S. Court of Appeals or Congress, and depending on how the decision is interpreted and applied by the regulatory authorities, it could effectively increase our permitting and mining costs, restrict our ability to mine certain reserves, and limit the use of longwall mining technologies.

    Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for us to secure new surety bonds without the posting of partial collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to us. Surety bonds issuers and holders may not continue to renew bonds or may demand additional collateral upon those renewals. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on us.

    CLEAN AIR ACT (CAA)

    The Federal CAA and similar state laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and emissions control requirements. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. For example, the CAA requires reduction of sulfur dioxide (SO(2)) emissions from electric power generation plants in two phases. Only some facilities were subject to the Phase I requirements. Beginning in 2000, Phase II requires nearly all facilities to reduce emissions. The affected utilities are able to meet these requirements by:

    -    switching to lower sulfur fuels;

    -    installing pollution control devices such as scrubbers;

    -    reducing electricity generating levels; or

    -    purchasing or trading so-called pollution "credits."

    Specific emissions sources receive these "credits" that utilities and industrial concerns can trade or sell to allow other units to emit higher levels of SO(2). In addition, the CAA requires a study of utility power plant emissions of some toxic substances and their eventual regulation, if warranted. We cannot accurately predict the effect of these provisions of the CAA on us in future years.

    The CAA also indirectly affects coal mining operations by requiring utilities that currently are major sources of nitrogen oxides (NOx) in moderate or higher ozone nonattainment areas to install reasonably available control technology for NOx, which are precursors of ozone. In October 1998, the U.S. Environmental Protection Agency (EPA) issued a rule requiring 22 eastern states and the District of Columbia to make substantial reductions in NOx emissions by 2003. This deadline was recently extended by EPA to

2004. EPA expects that affected states will achieve reductions by requiring power plants to make substantial reductions in their NOx emissions. This in turn will require power plants to install reasonably available control technology and additional control measures. Installation of reasonably available control technology and additional measures required under EPA regulations will make it more costly to operate coal-fired plants and, depending on the requirements of individual state implementation plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on our business, financial condition and results of operations. The effect these regulations, or other requirements that may be imposed in the future, could have on the coal industry in general and on our business in particular cannot be predicted with certainty. We cannot assure you that the implementation of the CAA, the new National Ambient Air Quality Standards (NAAQS) discussed below, or any other current or future regulatory provision, will not materially adversely affect us.

    In addition, EPA has already issued and is considering further regulations relating to fugitive dust and emissions of other coal-related pollutants such as mercury, nickel, dioxin and fine particulates. For example, in July 1997 EPA adopted new, more stringent NAAQS for particulate matter, which may require some states to change existing implementation plans. These NAAQS are currently expected to be implemented by 2004. Because coal mining operations and utilities emit particulate matter, our mining operations and utility customers are likely to be directly affected when the revisions to the NAAQS are implemented by the states. Both Congress and EPA are considering additional controls on other air pollutants emitted by electric utilities. Any such controls, if adopted, could adversely affect the market for coal.

    EPA has filed suit against a number of our customers over implementation of new source performance standards and preconstruction review requirements for new sources and major modifications under the prevention of significant deterioration and nonattainment regulations. This issue addresses what activities constitute routine maintenance, repair and replacement versus new construction. Some of our customers have agreed to or proposed settlements with EPA while others are preparing for litigation. These and other regulatory developments may restrict the size of our market, and the type of coal in demand. This in turn could adversely affect our ability to develop new mines, or could require us or our customers to modify existing operations.

    FRAMEWORK CONVENTION ON GLOBAL CLIMATE CHANGE (KYOTO PROTOCOL)

    The United States and more than 160 other nations are signatories to the Kyoto Protocol which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. The purpose of the Kyoto Protocol is to establish a binding set of emissions targets for developed nations. The specific limits would vary from country to country. Under the terms of the Kyoto Protocol, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The Clinton Administration signed the Kyoto Protocol in November 1998.

    In March 2001, President Bush expressed his opposition to the Kyoto Protocol and stated he did not believe the government should impose mandatory carbon dioxide emission reductions on power plants. In February 2002, President Bush proposed voluntary actions to reduce greenhouse gas intensity in the United States. Greenhouse gas intensity measures the ratio of greenhouse gas emissions, such as carbon dioxide, to economic output. The President's climate change initiative calls for an 18% reduction in the ratio of greenhouse gas emissions to gross domestic product from 2002 to 2012, which is approximately equivalent to the reduction that has occurred over each of the past two decades. The United States has not ratified the Kyoto Protocol and it will not become binding until it is ratified by countries representing at least 55% of the total carbon dioxide emissions for 1990. As of December 31, 2002, countries representing 44% of 1990 carbon dioxide emissions had ratified the Kyoto Protocol.

    While the United States has yet to adopt comprehensive federal legislation addressing greenhouse gas emissions, many states have proposed and adopted laws that have had the purpose or effect of decreasing greenhouse gas emissions. Such state initiatives have included state renewable energy portfolio standards, renewable energy incentives for producers of electricity, and carbon dioxide emission caps for newly constructed electricity generating facilities. Future federal and state initiatives to control greenhouse gas emissions could result in electric power generators switching to lower carbon sources of fuel, which would reduce the demand for our coal. These actions could have a material adverse effect in our business, financial condition and results of operations.

    CLEAN WATER ACT (CWA)

    The Federal CWA affects coal mining operations by imposing restrictions on effluent discharge into waters. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water. Section 404 of CWA imposes permitting and mitigation requirements associated with the dredging and filling of wetlands and streams. The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands and streams. We believe we have obtained all necessary wetlands permits required under CWA Section 404. However, mitigation requirements under existing and possible future wetlands permits may vary considerably. At this time we do not anticipate any increase in such requirements or in post-mining reclamation accrual requirements. For that reason, the setting of post-mine reclamation accruals for such mitigation projects is difficult to ascertain with certainty. We believe that we have obtained all permits required under the CWA as traditionally interpreted by the responsible agencies. Although more stringent permitting requirements may be imposed in the future, we are not able to accurately predict the impact, if any, of any such permitting requirements.

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

    We are currently participating in stakeholders meetings and in negotiations with states and EPA to establish reasonable TMDLs that will accommodate expansion. These and other regulatory developments may restrict our ability to develop new mines, or could require our customers or us to modify existing operations, the extent of which we cannot accurately or reasonably predict.

    SAFE DRINKING WATER ACT (SDWA)

    The Federal SDWA and its state equivalents affect coal mining operations by imposing requirements on the underground injection of fine coal slurries, fly ash, and flue gas scrubber sludge, and by requiring permits to conduct such underground injection activities. The inability to obtain these permits could have a material impact on our ability to inject materials such as fine coal refuse, fly ash, or flue gas scrubber sludge into the inactive areas of some of our old underground mine workings.

    In addition to establishing the underground injection control program, the Federal SDWA also imposes regulatory requirements on owners and operators of "public water systems." This regulatory program could impact our reclamation operations where subsidence, or other mining-related problems, require the provision of drinking water to affected adjacent homeowners. However, it is unlikely that any of our reclamation activities would fall within the definition of a "public water system." Accordingly, the SDWA is unlikely to have a material impact on our operations.

    COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT
    (CERCLA)

   The Federal CERCLA, also known as the "Superfund" law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Some products used by coal companies in operations generate waste containing hazardous substances. We are currently unaware of any material liability associated with the release or disposal of hazardous substances from our past or present mine sites.

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

    COAL COMBUSTION BY-PRODUCTS

    In 2000, EPA declined to impose hazardous wastes regulatory controls on the disposal of some coal combustion by-products, including the practice of using coal combustion by-products as mine fill. However, EPA is currently evaluating the possibility of placing additional solid waste burdens on the disposal of these types of materials, but it may be several years before these standards will be developed.

    While we cannot predict the ultimate outcome of EPA's assessment, we believe the beneficial uses of coal combustion by-products that we employ (such as the practice of placing by-products in abandoned mine areas) do not constitute poor environmental practices because, among other things, our CWA discharge permits for treated acid mine drainage contain parameters for pollutants of concern, such as metals, and those permits require monitoring and reporting of effluent quality data.

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

    Also, the Safe Explosives Act (SEA), a portion of the Homeland Security Act of 2002, became law on November 25, 2002. The SEA covers all importers, manufacturers, dealers, and users of explosives. As regular users of explosives, mining companies are likely to be under special scrutiny in its enforcement.

Knowing or willful violations of SEA may result in fines, imprisonment, or both. In addition, violations of SEA may result in revocation of user permits and seizure or forfeiture of explosive materials. The SEA becomes effective in two phases on January 24 and May 24, 2003.

    The costs of compliance with these requirements should not have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

    To conduct our operations, our managing general partner and its affiliates employ approximately 1,745 employees, including approximately 100 corporate employees and approximately 1,645 employees involved in active mining operations. With the acquisition of Warrior completed in February 2003, our total number of employees will increase to approximately 1,920 employees. Our work-force is entirely union-free. Relations with our employees are generally good.

ITEM 2.           PROPERTIES

COAL RESERVES

    We must obtain permits from applicable state regulatory authorities before beginning to mine particular reserves. Applications for permits require extensive engineering and data analysis and presentation, and must address a variety of environmental, health, and safety matters associated with a proposed mining operation. These matters include the manner and sequencing of coal extraction, the storage, use and disposal of waste and other substances and other impacts on the environment, the construction of water containment areas, and reclamation of the area after coal extraction. We are required to post bonds to secure performance under our permits. As is typical in the coal industry, we strive to obtain mining permits within a time frame that allows us to mine reserves as planned on an uninterrupted basis. We begin preparing applications for permits for areas that we intend to mine sufficiently in advance of our planned mining activities to allow adequate time to complete the permitting process. Regulatory authorities have considerable discretion in the timing of permit issuance, and the public has rights to comment on and otherwise engage in the permitting process, including intervention in the courts. For the reserves set forth in the table below, we are not currently aware of matters which would significantly hinder our ability to obtain future mining permits on a timely basis.

    Our reported coal reserves are those we believe can be economically and legally extracted or produced at the time of the filing of this Annual Report on Form 10-K. In determining whether our reserves meet this economical and legal standard, we take into account, among other things, our potential ability or inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices.

    At December 31, 2002, we had approximately 416.5 million tons of coal reserves. All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below). For information on location of our mines, please read "Mining Operations" under "Item 1. Business."

    The following table sets forth reserve information, at December 31, 2002, about each of our mining complexes:

                                             Heat                Proven and Probable Reserves
                                           Content       ---------------------------------------------         Reserve Assignment
                              Mine          (Btus                    Pounds SO2 per MMbtu                      ------------------
        Operations            Type        per pound)     <1.2        1.2 - 2.5       >2.5        Total       Assigned    Unassigned
        ----------            ----        ----------     ----        ---------       ----        -----       --------    ----------
                                                                       (tons in millions)
Illinois Basin Operations
 Dotiki                    Underground      12,500          -              -        100.7        100.7        100.7            -
 Pattiki                   Underground      11,700          -              -         49.6         49.6         49.6            -
 Hopkins                   Underground      11,300          -              -         20.7         20.7          0.7         20.0
                           / Surface                        -              -         10.9         10.9         10.9            -
 Gibson (North)            Underground      11,600          -           34.9            -         34.9         34.9            -
 Gibson (South)            Underground      11,600          -           55.0         44.9         99.9           --         99.9
                                                         ----          -----        -----        -----        -----        -----
      Region Total                                          -           89.9        226.8        316.7        196.8        119.9
                                                         ----          -----        -----        -----        -----        -----
East Kentucky Operations
 Pontiki                   Underground      12,800       13.4           12.2            -         25.6         25.6            -
 MC Mining                 Underground      12,800       26.2              -            -         26.2         26.2            -
                                                         ----          -----        -----        -----        -----        -----
      Region Total                                       39.6           12.2            -         51.8         51.8            -
                                                         ----          -----        -----        -----        -----        -----
Maryland Operations
 Mettiki                   Underground      13,000          -           15.8         13.3         29.1         13.3         15.8
 Mettiki (WV)              Underground      13,000          -              -         18.9         18.9         18.9            -
                                                         ----          -----        -----        -----        -----        -----
                                                            -           15.8         32.2         48.0         32.2         15.8
                                                         ----          -----        -----        -----        -----        -----

      Total                                              39.6          117.9        259.0        416.5        280.8        135.7

                                                         ====          =====        =====        =====        =====        =====

      % of Total                                          9.5%          28.3%        62.2%       100.0%        67.4%        32.6%
                                                         ====          =====        =====        =====        =====        =====

    Our reserve estimates are prepared from geological data assembled and analyzed by our staff of geologists and engineers. This data is obtained through our extensive, ongoing exploration drilling and in-mine channel sampling programs. Our drill spacing criteria adhere to standards as defined by the U.S. Geological Survey. The maximum acceptable distance from seam data points varies with the geologic nature of the coal seam being studied, but generally the standard for (a) proven reserves is that points of observation are no greater than 1/2 mile apart and are projected to extend as a 1/4 mile wide belt around each point of measurement and (b) probable reserves is that points of observation are between 1/2 and 1 1/2 miles apart and are projected to extend as a 1/2 mile wide belt that lies 1/4 mile from the points of measurement.

    Reserve estimates will change from time to time to reflect mining activities, additional analysis, new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors. Weir International Mining Consultants performed an overview audit of all of our reserves at March 31, 1999 in conjunction with our initial public offering.

    Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product. All of our reserves are steam coal. The 39.6 million tons of reserves listed as <1.2 pounds of SO2 per MMbtu are compliance coal.

    Assigned reserves are those reserves that have been designated for mining by a specific operation.

    Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.

    BTU values are reported on an as shipped, fully washed, basis. Shipments that are either fully or partially raw will have a lower BTU value.

    A permit application relating to 18.9 million tons of reserves controlled by Mettiki (WV) has been submitted to the West Virginia DEP. We are in the process of responding to various comments submitted by the West Virginia DEP concerning the permit application. In regard to a different permit application concerning other coal deposits and reserves, please read "Item 1. Business; Regulation and Laws; Mining Permits and Approvals" above.

    We control certain leases for coal deposits that are near, but not contiguous to, our primary reserve bases. The tons controlled by these leases are classified as non-reserve coal deposits and are not included in our reported reserves. These non-reserve coal deposits are as follows: Dotiki - 14.1 million tons, Pattiki - 3.5 million tons, Gibson (North) - 4.1 million tons, and Gibson (South) - 4.3 million tons.

    We lease almost all of our reserves and generally have the right to maintain leases in force until the exhaustion of minable and merchantable coal located within the leased premises or a larger coal reserve area. These leases provide for royalties to be paid to the lessor at a fixed amount per ton or as a percentage of the sales price. Many leases require payment of minimum royalties, payable either at the time of the execution of the lease or in periodic installments, even if no mining activities have begun. These minimum royalties are normally credited against the production royalties owed to a lessor once coal production has commenced.

    The following table sets forth production data about each of our mining complexes:

                                Tons Produced
                                -------------
        Operations          2002     2001    2000      Transportation           Equipment
        ----------          ----     ----    ----      --------------           ---------
                              (tons in millions)
Illinois Basin Operations
 Dotiki                      4.5      4.6     3.9   CSX, PAL; truck; barge        CM
 Pattiki                     1.9      1.9     2.3   CSX; truck; barge             CM
 Hopkins                     2.2      2.0     2.1   CSX, PAL; truck               DL; CM
 Gibson (North)              1.9      1.7     0.1   Truck                         CM
                            ----     ----    ----
      Region Total          10.5     10.2     8.4
                            ----     ----    ----
East Kentucky Operations
 Pontiki                     1.7      1.7     1.9   NS; truck                     CM
 MC Mining                   1.3      1.1     0.8   NS; truck                     CM
                            ----     ----    ----
      Region Total           3.0      2.8     2.7
                            ----     ----    ----

Maryland Operations
 Mettiki                     2.9      2.7     2.6   Truck; CSX                    LW; CM
                            ----     ----    ----
      Total                 16.4     15.7    13.7
                            ====     ====    ====

CSX - CSX Railroad

PAL - Paducah & Louisville Railroad

NS  -  Norfolk & Southern Railroad

CM  - Continuous Miner

DL  - Dragline with Stripping Shovel, Front End Loaders and Dozers

LW  - Longwall

ITEM 3.  LEGAL PROCEEDINGS

    We are subject to various types of litigation in the ordinary course of our business. Disputes with our customers over the provisions of long-term coal supply contracts arise occasionally and generally relate to, among other things, coal quality, quantity, pricing, and the existence of force majeure conditions. Other than the contract dispute with PSI described under "Other" in "Item 8. Financial Statements and Supplementary Data. - Note 15. Commitments and Contingencies," we are not involved in any litigation involving any of our long-term coal supply contracts. However, we cannot assure you that disputes will not occur or that we will be able to resolve those disputes in a satisfactory manner. We are not engaged in any litigation that we believe is material to our operations, including under the various environmental protection statutes to which we are subject. The information under "General Litigation" under "Item 8. Financial Statements and Supplementary Data. - Note 15. Commitments and Contingencies" is incorporated herein by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED
         UNITHOLDER MATTERS

    The common units representing limited partners' interests are listed on the Nasdaq National Market under the symbol "ARLP." The common units began trading on August 20, 1999. On March 18, 2003, the closing market price for the common units was $21.88 per unit. There were approximately 10,120 record holders and beneficial owners (held in street name) of common units at December 31, 2002.

    The following table sets forth, the range of high and low sales price per common unit and the amount of cash distribution declared and paid with respect to the units, for the two most recent fiscal years:

                            HIGH            LOW                   DISTRIBUTIONS PER UNIT
                            ----            ---                   ----------------------
1st Quarter 2001           $22.50          $16.63             $0.50 (paid May 15, 2001)

2nd Quarter 2001           $29.99          $20.63             $0.50 (paid August 14, 2001)

3rd Quarter 2001           $25.20          $21.73             $0.50 (paid November 14, 2001)

4th Quarter 2001           $27.45          $22.65             $0.50 (paid February 14, 2002)

1st Quarter 2002           $28.25          $21.71             $0.50 (paid May 15, 2002)

2nd Quarter 2002           $24.70          $21.85             $0.50 (paid August 14, 2002)

3rd Quarter 2002           $25.00          $17.00             $0.50 (paid November 14, 2002)

4th Quarter 2002           $25.20          $20.00             $0.525 (paid February 14, 2003)

    We have also issued 6,422,531 subordinated units, all of which are held by the special general partner, for which there is no established public trading market.

    We will distribute to our partners (including holders of subordinated units), on a quarterly basis, all of our available cash. "Available cash" generally means, with respect to any quarter, all cash on hand at the end of each quarter less cash reserves in the amount necessary or appropriate in the reasonable discretion of the managing general partner to (a) provide for the proper conduct of our business, (b) comply with applicable law of any debt instrument or other agreement of ours or any of its affiliates, and (c) provide funds for distributions to unitholders and the general partners for any one or more of the next four quarters. Available cash is defined in our partnership agreement. Our partnership agreement defines the minimum quarterly distribution
(MQD) as $0.50 for each full fiscal quarter. Distributions of available cash to the holder of the subordinated units are subject to the prior rights of the holders of the common units to receive the MQD for each quarter during the subordination period and to receive any arrearages in the distribution of the MQD on the common units for prior quarters during the subordination period.

    The subordination period will end if certain financial tests contained in the partnership agreement are met for three consecutive four-quarter periods (testing period), but no sooner than September 30, 2004. During the first quarter after the end of the subordination period, all of the subordinated units will convert into common units. Early conversion of a portion of the subordinated units may occur if the testing period is satisfied before September 30, 2003. We are now in the testing period and, if we continue to meet the requirements, 50% of the subordinated units will convert into common units before the end of the subordination period, which will generally not occur before September 30, 2003, and the remainder will convert in the fourth quarter of 2004. Our ability to meet these requirements is subject to a number of economic and operational contingencies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Inherent in Our Business" and "Forward Looking Statements" at the beginning of this report.

ITEM 6.  SELECTED FINANCIAL DATA

    On August 20, 1999, we completed our initial public offering whereby we became the successor to the business of our Predecessor. Our selected pro forma financial data for the year ended December 31, 1999 and our historical financial data below were derived from our audited consolidated financial statements as of December 31, 2002, 2001, 2000 and 1999, for the years ended December 31, 2002, 2001 and 2000 and the period from our commencement of operations (on August 20, 1999) to December 31, 1999, the audited combined financial statements of our Predecessor, as of August 19, 1999, and for the period from January 1, 1999 to August 19, 1999, and as of and for the year ended December 31, 1998.

(in millions, except per unit and per ton data)                                      Partnership                    Producer
                                                        ------------------------------------------------------  -----------------
                                                                                                                      From
                                                                                                                  Commencement
                                                                                                                of Operations (on
                                                                                                   Pro Forma     August 20, 1999)
                                                                 Year Ended December 31,           Year Ended          to
                                                                 -----------------------          December 31,     December 31,
                                                            2002          2001          2000        1999 (1)          1999
                                                            ----          ----          ----        --------          ----
STATEMENTS OF INCOME:
Sales and operating revenues
  Coal sales                                            $     478.4   $     422.0   $     347.2   $     345.9      $     128.8
  Transportation revenues (2)                                  19.0          18.1          13.5          19.1              4.9
  Other sales and operating revenues                           20.3           6.2           2.8           0.9              0.4
                                                        -----------   -----------   -----------   -----------      -----------
         Total revenues                                       517.7         446.3         363.5         365.9            134.1
                                                        -----------   -----------   -----------   -----------      -----------
Expenses
  Operating expenses                                          333.1         308.0         257.4         242.0             89.9
  Transportation expenses (2)                                  19.0          18.1          13.5          19.1              4.9
  Outside purchases                                            46.7          31.8          16.9          24.2              6.4
  General and administrative                                   19.4          17.7          15.2          15.1              6.2
  Depreciation, depletion and amortization                     47.2          45.5          39.1          39.7             15.1
  Interest expense                                             16.3          16.8          16.6          19.4              5.9
  Unusual items (3)                                               -             -          (9.5)            -                -
                                                        -----------   -----------   -----------   -----------      -----------
         Total expenses                                       481.7         437.9         349.2         359.5            128.4
                                                        -----------   -----------   -----------   -----------      -----------
Income from operations                                         36.0           8.4          14.3           6.4              5.7
Other income (expense)                                          0.5           0.8           1.3           1.2              0.6
                                                        -----------   -----------   -----------   -----------      -----------
Income before income taxes and
Cumulative effect of accounting change                         36.5           9.2          15.6           7.6              6.3
Income tax expense                                              0.2             -             -             -                -
                                                        -----------   -----------   -----------   -----------      -----------
Income before cumulative effect of
  accounting change                                            36.3           9.2          15.6           7.6              6.3
Cumulative effect of accounting change (4)                        -           7.9             -             -                -
                                                        -----------   -----------   -----------   -----------      -----------
Net income                                              $      36.3   $      17.1   $      15.6   $       7.6      $       6.3
                                                        ===========   ===========   ===========   ===========      ===========
Basic net income per limited partner unit               $      2.31   $      1.09   $      0.99   $      0.48      $      0.40
                                                        ===========   ===========   ===========   ===========      ===========
Basic net income per limited partner unit
  before accounting change                              $      2.31   $      0.58   $      0.99   $      0.48      $      0.40
                                                        ===========   ===========   ===========   ===========      ===========
Diluted net income per limited partner unit             $      2.24   $      1.07   $      0.98   $      0.48      $      0.40
                                                        ===========   ===========   ===========   ===========      ===========
Diluted net income per limited partner unit
  before accounting change                              $      2.24   $      0.57   $      0.98   $      0.48      $      0.40
                                                        ===========   ===========   ===========   ===========      ===========
Weighted average number of units
  outstanding-basic                                      15,405,311    15,405,311    15,405,311    15,405,311       15,405,311
                                                        ===========   ===========   ===========   ===========      ===========
Weighted average number of units
  outstanding-diluted                                    15,842,708    15,684,550    15,551,062    15,405,311       15,405,311
                                                        ===========   ===========   ===========   ===========      ===========
BALANCE SHEET DATA:
Working capital (deficit)                               $     (16.1)  $      (2.3)  $      38.6   $         -      $      61.2
Total assets                                                  288.4         290.9         309.2             -            314.8
Long-term debt                                                195.0         211.3         226.3             -            230.0
Total liabilities                                             335.0         337.8         341.0             -            330.7
Net Parent investment                                             -             -             -             -                -
Partners' capital (deficit)                                   (46.6)        (46.9)        (31.8)            -            (15.9)
OTHER OPERATING DATA:
Tons sold                                                      18.3          17.0          15.0          15.0              5.6
Tons produced                                                  16.4          15.7          13.7          14.1              5.3
Revenues per ton sold (5)                               $     27.25   $     25.19   $     23.33   $     23.12      $     23.07
Cost per ton sold (6)                                   $     21.81   $     21.03   $     19.30   $     18.75      $     18.30
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities            87.6          63.7          71.4             -            (13.9)
Net cash used in investing activities                         (41.3)        (26.2)        (41.0)            -            (43.9)
Net cash provided by (used in) financing activities           (46.4)        (35.2)        (31.4)            -             65.8
EBITDA (7)                                              $     100.0   $      79.4   $      71.3   $      66.7      $      27.3
Adjusted EBITDA (8)                                     $     100.0   $      71.5   $      61.8   $      66.7      $      27.3
Maintenance capital expenditures (9)                           29.0          24.4          21.2           6.0              6.0

(in millions, except per unit and per ton data)                Predecessor
                                                      -----------------------------

                                                          For the
                                                        period from
                                                      January 1, 1999   Year Ended
                                                            to         December 31,
                                                         August 19,    ------------
                                                           1999            1998
                                                           ----            ----
STATEMENTS OF INCOME:
Sales and operating revenues
  Coal sales                                             $ 217.0         $357.4
  Transportation revenues (2)                               14.2           41.4
  Other sales and operating revenues                         0.6            4.5
                                                         -------         ------
         Total revenues                                    231.8          403.3
                                                         -------         ------
Expenses
  Operating expenses                                       152.1          237.6
  Transportation expenses (2)                               14.2           41.4
  Outside purchases                                         17.7           51.2
  General and administrative                                 8.9           15.3
  Depreciation, depletion and amortization                  24.6           39.8
  Interest expense                                           0.1            0.2
  Unusual items (3)                                            -            5.2
                                                         -------         ------
         Total expenses                                    217.6          390.7
                                                         -------         ------
Income from operations                                      14.2           12.6
Other income (expense)                                       0.5           (0.1)
Income before income taxes and                           -------         ------
Cumulative effect of accounting change                      14.7           12.5
Income tax expense                                           4.5            3.8
                                                         -------         ------
Income before cumulative effect of
  accounting change                                         10.2            8.7
Cumulative effect of accounting change (4)                     -              -
                                                         -------         ------
Net income                                               $  10.2         $  8.7
                                                         =======         ======
Basic net income per limited partner unit

Basic net income per limited partner unit before accounting change

Diluted net income per limited partner unit

Diluted net income per limited partner unit before accounting change

Weighted average number of units
  outstanding-basic

Weighted average number of units
  outstanding-diluted

BALANCE SHEET DATA:
Working capital (deficit)                                $  11.2         $  7.1
Total assets                                               262.8          261.1
Long-term debt                                               1.8            1.7
Total liabilities                                          110.2          108.3
Net Parent investment                                      151.6          152.8
Partners' capital (deficit)                                    -              -
OTHER OPERATING DATA:
Tons sold                                                    9.4           15.1
Tons produced                                                8.8           13.4
Revenues per ton sold (5)                                $ 23.15         $23.97
Cost per ton sold (6)                                    $ 19.01         $20.14
OTHER FINANCIAL DATA:
Net cash provided by (used in) operating activities         32.9           50.5
Net cash used in investing activities                      (21.5)         (35.6)
Net cash provided by (used in) financing activities        (11.4)         (14.9)
EBITDA (7)                                               $  39.4         $ 52.5
Adjusted EBITDA (8)                                      $  39.4         $ 57.7
Maintenance capital expenditures (9)                        15.5           17.2

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

(3) Represents income from the final resolution of an arbitrated dispute with respect to the termination of a long-term contract, net of impairment charges relating to certain transloading facility assets, partially offset by expenses associated with other litigation matters in 2000, and the net loss incurred during the temporary closing of one of our mining complexes in the second half of 1998.

(4) Represents the cumulative effect of the change in the method of estimating coal workers' pneumoconiosis ("black lung") benefits liability effective January 1, 2001. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations. - Critical Accounting Policies" and "Item 8. Financial Statements and Supplementary Data. - Note
     3. Accounting Change."

(5) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(6) Cost per ton sold is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

(7) EBITDA is defined as income before net interest expense, income taxes and depreciation, depletion and amortization. EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for the cumulative effect of an accounting change. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. The Partnership's method of computing EBITDA may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Partnership in different contexts (i.e., public reporting versus computation under financing agreements). The table below shows how the Partnership calculated EBITDA.

(8) Adjusted EBITDA has been adjusted for the cumulative effect of an accounting change or unusual items, as applicable. The table below shows how the Partnership calculated Adjusted EBITDA.

                                                                     Partnership
                                           ----------------------------------------------------------------------
                                                                                                      From
                                                                                                  Commencement
                                                                                                of Operations (on
                                                                                   Pro Forma     August 20, 1999)
                                                 Year Ended December 31,           Year Ended          to
                                                 -----------------------          December 31,     December 31,
                                            2002          2001          2000        1999 (1)          1999
                                            ----          ----          ----        --------          ----
(in millions)
Net income                                 $ 36.3        $ 17.1       $  15.6        $ 7.6            $  6.3
Interest expense                             16.3          16.8          16.6         19.4               5.9
Income taxes                                  0.2             -             -            -                 -
Depreciation, depletion and amortization     47.2          45.5          39.1         39.7              15.1
                                           ------        ------       -------        -----            ------
EBITDA                                      100.0          79.4          71.3         66.7              27.3
Cumulative effect of accounting change          -          (7.9)            -            -                 -
Unusual items change                            -             -          (9.5)           -                 -
                                           ------        ------       -------        -----            ------
Adjusted EBITDA                            $100.0        $ 71.5       $  61.8        $66.7            $ 27.3
                                           ======        ======       =======        =====            ======

                                                    Predecessor
                                          ------------------------------
                                              For the
                                            period from
                                          January 1, 1999    Year Ended
                                                to          December 31,
                                             August 19,     ------------
                                               1999             1998
                                               ----             ----
(in millions)
Net income                                    $ 10.2           $  8.7
Interest expense                                 0.1              0.2
Income taxes                                     4.5              3.8
Depreciation, depletion and amortization        24.6             39.8
                                              ------           ------
EBITDA                                          39.4             52.5
Cumulative effect of accounting change             -                -
Unusual items                                      -              5.2
                                              ------           ------
Adjusted EBITDA                               $ 39.4           $ 57.7
                                              ======           ======

(9) Our maintenance capital expenditures, as defined under the terms of our partnership agreement, are defined as those capital expenditures required to maintain, over the long term, the operating capacity of our capital assets. Maintenance capital expenditures for our Predecessor reflect our historical designation of maintenance capital expenditures.

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

CRITICAL ACCOUNTING POLICIES

    From our Summary of Significant Accounting Policies, we have identified the following accounting policies that require the exercise of our most difficult, complex and subjective levels of judgment. Our judgments in the following areas are principally based on estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data." Actual results that are influenced by future events could materially differ from the current estimates.

    LONG-LIVED ASSETS

    We review the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of an impairment is measured by the difference between the carrying value and the fair value of the asset, which is based on cash flows from that asset, discounted at a rate commensurate with the risk involved. Events or changes in circumstance that could cause the Partnership to perform such a review include, but are not limited to, the loss of a major coal supply agreement, a significant decline in demand for the Partnership's coal and an adverse change in geologic conditions.

    RECLAMATION AND MINE CLOSING COSTS

    The Federal SMCRA and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. We record the liability for the estimated cost of future mine reclamation and closing procedures on a present value basis when incurred, and the associated cost is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to sealing portals at underground mines and to reclaiming the final pit and support acreage at surface mines. Other costs common to both types of mining are related to removing or covering refuse piles and settling ponds, and dismantling preparation plants, other facilities and roadway infrastructure. We had accrued liabilities of $19.3 million and $16.5 million for these costs at December 31, 2002 and 2001, respectively.

    WORKERS' COMPENSATION AND PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS

    We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. We provide for these claims through self-insurance programs. The liability for traumatic injury claims is the estimated present value of current workers' compensation benefits, based on an annual actuarial study performed by an independent actuary. The actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. We had accrued liabilities of $24.5 million and $22.1 million for these costs at December 31, 2002 and 2001, respectively. A one-percentage-point reduction in the discount rate would have increased the liability at December 31, 2002 approximately $0.9 million, which would have a corresponding increase in operating expenses.

    Coal mining companies are subject to the Federal Coal Mine Health and Safety Act of 1969, as amended, and various state statues for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis ("black lung"). We provide for these claims through self-insurance programs. Our estimated black lung liability is based on an annual actuarial study performed by an independent actuary. The actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. We had accrued liabilities of $16.6 million and $15.1 million for these benefits at December 31, 2002 and 2001, respectively. A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2002 by approximately $0.3 million. Under the service cost method used to estimate our black lung benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions such as the discount rate are amortized over the remaining service period of active miners.

    Effective January 1, 2001, we changed our method of estimating black lung benefits to the service cost method described in Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," which method is permitted under SFAS No. 112 "Employers' Accounting for Postemployment Benefits." In January 2001, governmental regulations regarding the federal black lung benefits claims approval process became effective. These new regulations specifically define the black lung disability as progressive and also expand the definition of pneumoconiosis to mandate consideration of diseases that are caused by factors other than exposure to coal dust. We believe the change to the SFAS No. 106 measurement methodology better matches black lung costs over the service lives of the miners who ultimately receive the black lung benefits and is more reflective of the recently enacted regulations, which place significant emphasis on coal miners' future years of employment in the coal industry. We previously accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefit payments utilizing the methodology prescribed under SFAS No. 5 "Accounting for Contingencies," which was also permitted by SFAS No. 112.

BUSINESS

    We are a diversified producer and marketer of coal to major U.S. utilities and industrial users. In 2002, our total production was 16.4 million tons and our total sales were 18.3 million tons. The coal we produced in 2002 was approximately 29.9% low-sulfur coal, 17.7% medium-sulfur coal and 52.4% high-sulfur coal.

    At December 31, 2002, we had approximately 416.5 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland and West Virginia. We believe we control adequate reserves to implement our currently contemplated mining plans. In addition, there are substantial unleased reserves on adjacent properties that we currently intend to acquire or lease as our mining operations approach these areas.

    In 2002, approximately 87% of our sales tonnage was consumed by electric utilities with the balance consumed by cogeneration plants and industrial users. Our largest customers in 2002 were Seminole, SSO, and VEPCO. In 2002, approximately 88% of our sales tonnage, including approximately 86% of our medium- and high-sulfur coal sales tonnage, was sold under long-term contracts. The balance of our sales were made in the spot market. Our long-term contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices. In 2002, approximately 89% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices, also known as scrubbers, to remove sulfur dioxide.

    We have entered into long-term agreements with SSO to host and operate its coal synfuel production facility currently located at Hopkins, supply the facility with coal feedstock, assist SSO with the marketing of coal synfuel and provide it with other services. These agreements expire on December 31, 2007 and provide us with coal sales, and rental and service fees from SSO based on the synfuel facility throughput tonnages. These amounts are dependent on the ability of SSO's members to use certain qualifying tax credits applicable to the facility. The term of each of these agreements is subject to early cancellation provisions customary for transactions of these types, including the unavailability of coal synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Therefore, the continuation of the operating revenues associated with the coal synfuel production facility cannot be assured. However, we have maintained "back up" coal supply agreements with each coal synfuel customer that automatically provide for sale of our coal to these customers in the event they do not purchase coal synfuel from SSO. In conjunction with a decision to relocate the coal synfuel production facility to Warrior, agreements for providing certain of these services were assigned to Alliance Service, a wholly-owned subsidiary of Alliance Coal, in December 2002. Alliance Service is subject to federal and state income taxes.

    One of our business strategies is to continue to make productivity improvements to remain a low-cost producer in each region in which we operate. Our principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes. Unlike most of our competitors in the eastern U.S., we employ a totally union-free workforce. Many of the benefits of the union-free workforce are not necessarily reflected in direct costs, but we believe are related to higher productivity. In addition, while we do not pay our customers' transportation costs, they may be substantial and often the determining factor in a coal consumer's contracting decision. Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern U.S. We believe this gives us a transportation cost advantage compared to many of our competitors.

RESULTS OF OPERATIONS

    2002 COMPARED WITH 2001

    Coal sales. Coal sales for 2002 increased 13.4% to $478.4 million from $422.0 million for 2001. The increase of $56.4 million was primarily attributable to higher price sales contracts secured during the second half of last year, increased tons associated with coal feedstock for coal synfuel production, and higher productivity and sales from Gibson. These increases were partially offset by a decrease in the domestic coal brokerage market. Tons sold increased 7.6% to 18.3 million for 2002 from 17.0 million in 2001. Tons produced increased 4.5% to 16.4 million for 2002 from 15.7 million for 2001.

    Transportation revenues. Transportation revenues for 2002 increased 5.0% to $19.0 million from $18.1 million for 2001. The increase of $0.9 million was primarily attributable to the increase in tons sold. We reflect reimbursement of the cost of transporting coal to customers through third party carriers as transportation revenues and the corresponding expense as transportation expense in the consolidated statements of income. No margin is realized on transportation revenues.

    Other sales and operating revenues. Other sales and operating revenues increased to $20.3 million for 2002 from $6.2 million for 2001. The increase of $14.1 million is attributable to additional rental and service fees associated with increased volumes at a third-party coal synfuel production facility at Hopkins. See the discussion above under "Business."

    Operating expenses. Operating expenses increased 8.2% to $333.1 million for 2002 from $308.0 million for 2001. The increase of $25.1 million is primarily the result of increased operating costs associated with increased sales volumes and coal synfuel production.

    Transportation expenses. See "Transportation Revenues" above concerning the increase in transportation expenses.

    Outside purchases. Outside purchases increased to $46.7 million for 2002 from $31.8 million for 2001. The increase of $14.9 million is primarily the result of outside purchases necessary to fulfill feedstock contract commitments at Hopkins, offset by a decrease in the activity in the domestic coal brokerage market.

    General and administrative. General and administrative expenses increased 9.5% to $19.4 million for 2002 from $17.7 million for 2001. The increase of $1.7 million was primarily attributable to higher accruals related to the Short-Term Incentive Plan, combined with additional restricted units granted under the Long-Term Incentive Plan.

    Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 3.9% to $47.2 million for 2002 from $45.5 million for 2001. The increase of $1.7 million primarily resulted from additional depreciation expense associated with the new Gibson Complex.

    Interest expense. Interest expense decreased 2.8% to $16.3 million for 2002 from $16.8 million for 2001. The decrease of $0.5 million primarily reflects debt reduction due to scheduled debt payments.

    Income taxes. Although we are not a taxable entity for federal or state income tax purposes, our subsidiary, Alliance Service is subject to federal and state income taxes. In conjunction with a decision to relocate the coal synfuel facility, agreements for a portion of the services provided to the coal synfuel producer were assigned to Alliance Service in December 2002. Income taxes were not incurred in 2001. In 2003, income taxes are estimated to be between $1.3 million and $1.8 million.

    EBITDA (income before net interest expense, income taxes, depreciation, depletion and amortization) increased 26.0% to $100.0 million for 2002 compared with $79.4 million for 2001. The 2001 results include the benefit of a cumulative effect of accounting change totaling $7.9 million related to a change in the method of estimating the black lung benefits liability. Excluding the benefit of the accounting change during 2001, EBITDA for 2002 increased $28.5 million or 40.1%. The $28.5 million increase in EBITDA, after excluding the effect of the accounting change, is primarily attributable to higher price sales contracts, increased volumes associated with coal synfuel related agreements, and higher sales volume at Gibson. For an explanation of EBITDA and a reconciliation of EBITDA to net income, please read footnotes 7 and 8 to "Item
6. Selected Financial Data."

    EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items or the cumulative effect of an accounting change. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. Our method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by us in different contexts (i.e., public reporting versus computation under financing agreements).

    2001 COMPARED WITH 2000

    Coal sales. Coal sales for 2001 increased 21.5% to $422.0 million from $347.2 million for 2000. The increase of $74.8 million was primarily attributable to higher price sales contracts and volumes reflecting increased utility demand, increased activity in the domestic coal brokerage market due to favorable spot price levels and additional revenues from the new Gibson Complex, which opened in late 2000. Tons sold increased 13.3% to 17.0 million for 2001 from 15.0 million in 2000. Tons produced increased 14.9% to 15.7 million for 2001 from 13.7 million for 2000.

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

    Other sales and operating revenues. Other sales and operating revenues increased to $6.2 million for 2001 from $2.8 million for 2000. The increase of $3.4 million is attributable to additional service fees associated with increased volumes at a third party coal synfuel production facility at Hopkins. See the discussion immediately above under "Business."

    Operating expenses. Operating expenses increased 19.7% to $308.0 million for 2001 from $257.4 million for 2000. The increase of $50.6 million resulted from increased sales volumes as well as additional operating expenses associated with a full year of operation at Gibson, which opened in late 2000, and difficult mining conditions encountered at several operations. Those difficult mining conditions placed an undue burden on equipment scheduled for replacement, resulting in unanticipated equipment failures and higher maintenance costs.

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

    General and administrative. General and administrative expenses increased 16.8% to $17.7 million for 2001 from $15.2 million for 2000. The increase of $2.5 million was primarily attributable to higher accruals related to the Short-Term Incentive Plan, combined with additional restricted units granted under the Long-Term Incentive Plan. The Long-Term Incentive Plan accrual is impacted by the increased market value of our common units.

    Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 16.1% to $45.5 million for 2001 from $39.1 million for 2000. The increase of $6.4 million primarily resulted from additional depreciation expense associated with a full year of operation at Gibson, which opened in late 2000.

    Interest expense. Interest expense was comparable for 2001 and 2000 at $16.8 million and $16.6 million, respectively.

    Cumulative effect of accounting change. Effective January 1, 2001, we changed our method of estimating our black lung benefits liability. See the discussion above under "Workers' Compensation and Pneumoconiosis ("Black Lung") Benefits."

    EBITDA (income before net interest expense, income taxes, depreciation, depletion and amortization) increased 11.3% to $79.4 million for 2001 compared with $71.3 million for 2000. Excluding the net benefits of the change in accounting method in 2001 and the unusual items in 2000, EBITDA for 2001 was $71.4 million, compared to $61.8 million for 2000. The $9.6 million increase was primarily attributable to higher price sales contracts and volumes reflecting increased utility demand during 2001 and a full year of operations at Gibson, which opened in late 2000, and the increased revenue from the third party coal synfuel facility at Hopkins. For an explanation of EBITDA and a reconciliation of EBITDA to net income, please read footnotes 7 and 8 to "Item 6. Selected Financial Data."

    EBITDA should not be considered as an alternative to net income, income before income taxes, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles. EBITDA has not been adjusted for unusual items or the cumulative effect of an accounting change. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. Our method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by us in different contexts (i.e., public reporting versus computation under financing agreements).

OUTLOOK

    Ongoing Acquisition Activities

    Consistent with our business strategy, from time-to-time we engage in discussions with potential sellers regarding the possible purchase by us of coal production and marketing assets.

    Sarbanes-Oxley Act and New SEC Rules

    Several regulatory and legislative initiatives were introduced in 2002 in response to developments during 2001 and 2002 regarding accounting issues at large public companies, resulting in disruptions in the capital markets and ensuing calls for action to prevent repetition of those events. We support the actions called for under these initiatives and believe these steps will ultimately be successful in accomplishing the stated objectives. However, implementation of reforms in connection with these initiatives will add to the costs of doing business for all publicly-traded entities, including us. These costs will have an adverse impact on future income and cash flow, especially in the near term as legal, financial and consultant costs are incurred to analyze the new requirements, formalize current practices and implement required changes to ensure that we maintain compliance with these new rules. We are not able to estimate the magnitude of increase in our costs that will result from such reforms.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY

    We generally satisfy our working capital requirements and fund our capital expenditures and debt service obligations from cash generated from operations and borrowings under our revolving credit facility. We believe that the cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and MQD payments. To further develop available financing alternatives, in October 2002, we entered into a master lease agreement. Under the master lease agreement, lease terms and rental payments are negotiated individually when specific pieces of equipment are leased. We had no equipment leased under the master equipment lease at December 31, 2002. Selected pieces of equipment will be leased in 2003 when the lease terms are considered favorable. Our credit facilities limit the amount of total operating lease obligations to $10 million payable in any period of 12 consecutive months. Our ability to satisfy our obligations and planned expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, some of which are beyond our control.

    CASH FLOWS

    Cash provided by operating activities was $87.6 million in 2002, compared to $63.7 million in 2001. The increase in cash provided by operating activities was principally attributable to operating income and working capital changes during 2002 compared to 2001.

    Net cash used in investing activities was $41.3 million in 2002, compared to net cash used in investing activities of $26.2 million in 2001. The increased use of cash is principally attributable to reduced liquidation of marketable securities, net of purchases, during 2002 compared to 2001.

    Net cash used in financing activities was $46.4 million for 2002, compared to net cash used in financing activities of $35.2 million for 2001. Cash used in financing activities during 2002 and 2001 was a direct result of eight quarterly distributions of $0.50 per unit on common and subordinated units outstanding. The quarterly cash distribution was increased to $0.525 per unit with respect to the fourth quarter of 2002, which was paid in February 2003. We expect to maintain this level of quarterly cash distribution during 2003. Additionally, during 2002 and 2001, we made scheduled debt payments of $15.0 million and $3.75 million, respectively.

    We have various commitments primarily related to long-term debt, operating lease commitments related to buildings and equipment, obligations for estimated reclamation and mining closing costs, capital project commitments, and pension funding. We expect to fund these commitments with cash generated from operations, proceeds from marketable securities, and borrowings under our revolving credit facility. The following table provides details regarding our contractual cash obligations as of December 31, 2002:

                                                        Less
           Contractual                                 than 1         2-3          4-5        After 5
           Obligations                     Total        year         years        years        years
           -----------                     -----        ----         -----        -----        -----
Long-Term Debt                           $211,250     $ 16,250     $ 33,000     $ 36,000     $126,000
Operating Leases                           24,633        3,375        6,777        6,268        8,213
Other Long-Term Obligations
 (excluding discount effect of $12.4
 million for reclamation liability)        31,754        1,186        6,428        2,430       21,710
Capital projects                            6,010        6,010            -            -            -
Pension liability                           5,645        5,300          345            -            -
                                         --------     --------     --------     --------     --------
                                         $279,292     $ 32,121     $ 46,550     $ 44,698     $155,923
                                         ========     ========     ========     ========     ========

    CAPITAL EXPENDITURES

    Capital expenditures decreased to $51.5 million in 2002, compared to $53.7 million in 2001. The decrease is principally attributable to capital expenditures related to capital for a new service shaft at Dotiki and extension into the Pattiki II coal reserve, offset by the completion of Gibson during 2001.

    In February 2003, we acquired Warrior from an affiliate, ARH Warrior Holdings, pursuant to the terms of a previously existing agreement. Warrior owns an underground mining complex located between and adjacent to our other Western Kentucky operations near Madisonville, Kentucky. The operation utilizes continuous mining units employing room-and-pillar mining techniques producing high-sulfur coal. Since January 2002, substantially all of the coal produced by Warrior has been sold to Hopkins for subsequent resale to SSO for use as feedstock in the production of coal synfuel. Since 2001, Warrior invested in new infrastructure capital projects that are expected to improve Warrior's productivity and significantly increase Warrior's annual production capacity. We plan to transfer an additional continuous mining unit to Warrior in the second quarter of 2003, to supplant other operations of the Partnership that will be depleting.

    We paid $12.7 million to ARH Warrior Holdings in accordance with the terms of an Amended and Restated Put and Call Option Agreement. In addition, we repaid Warrior's borrowings of $17.0 million under the revolving credit agreement between an affiliate of ARH Warrior Holdings and Warrior. We funded the Warrior acquisition through a portion of the proceeds received from the issuance of 2,250,000 common units in February 2003.

    As a result of the Warrior acquisition, we currently project that our average annual maintenance capital expenditures will increase to $32 million, which figure includes capital equipment that may be leased under the master equipment lease discussed above. We also currently expect to fund our anticipated capital expenditures, with the exception of the Warrior acquisition described above, with cash generated from operations and borrowings under our revolving credit facility described below.

    UNIVERSAL SHELF

    In April 2002, we filed with the Securities and Exchange Commission a universal shelf registration statement allowing us to issue from time-to-time up to an aggregate of $250 million of debt or equity securities. At March 15, 2003, we had approximately $192.9 million available under this registration statement.

    NOTES OFFERING AND CREDIT FACILITY

    Concurrently with the closing of our initial public offering, the special general partner issued and the intermediate partnership assumed the obligations with respect to $180 million principal amount of 8.31% senior notes due August 20, 2014 (Senior Notes). The special general partner also entered into, and the intermediate partnership assumed the obligations under, a $100 million credit facility (Credit Facility). The Credit Facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility, and a $25 million revolving credit facility. We had borrowings outstanding of $31.3 million and $46.3 million under the term loan facility and no borrowings outstanding under either the working capital facility or the revolving credit facility at December 31, 2002, and 2001, respectively. The interest rates on the term loan facility at December 31, 2002, and 2001, were 4.31% and 3.40%, respectively. The Credit Facility expires August 2004. The Senior Notes and Credit Facility are guaranteed by all of the subsidiaries of the intermediate partnership. The Senior Notes and Credit Facility contain various restrictive and affirmative covenants, including the amount of distributions by the intermediate partnership and the incurrence of other debt. We were in compliance with the covenants of both the Credit Facility and Senior Notes at December 31, 2002 and 2001.

    We have entered into agreements with three banks to provide letters of credit in an aggregate amount of $35.0 million to maintain surety bonds to secure its obligations for reclamation liabilities and workers' compensation benefits. At December 31, 2002, we had $21.6 million in letters of credit outstanding. The special general partner guarantees the letters of credit.

RELATED PARTY TRANSACTIONS

    Administrative Services

    Our partnership agreement provides that our managing general partner and its affiliates be reimbursed for all direct and indirect expenses it incurs or payments it makes on our behalf; including, but not limited to, management's salaries and related benefits, and accounting, budget, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services. Our managing general partner may determine in its sole discretion the expenses that are allocable to us. Total costs billed by our managing general partner and its affiliates to us were approximately $6,559,000, $6,503,000, and $3,899,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

    Warrior Coal Acquisition

    On February 14, 2003, we acquired Warrior from an affiliate, ARH Warrior Holdings a subsidiary of Alliance Resource Holdings, pursuant to an Amended and Restated Put and Call Option Agreement (Put/Call Agreement). Warrior purchased the capital stock of Roberts Bros. Coal Co., Inc., Warrior Coal Mining Company, Warrior Coal Corporation and certain assets of Christian Coal Corp. and Richland Mining Co., Inc.

in January 2001. Our managing general partner had previously declined the opportunity to purchase these assets as we had previously committed to major capital expenditures at two existing operations. As a condition to not exercising its right of first refusal, we requested that ARH Warrior Holdings enter into a put and call arrangement for Warrior. We and ARH Warrior Holdings, with the approval of the Conflicts Committee of our managing general partner, entered into the Put/Call Agreement in January 2001. Concurrently, ARH Warrior Holdings acquired Warrior in January 2001 for $10.0 million.

    The Put/Call Agreement preserved the opportunity for us to acquire Warrior during a specified time period at a price significantly greater than the price paid by ARH Warrior Holdings. Under the terms of the Put/Call Agreement, ARH Warrior Holdings exercised its put option requiring us to purchase Warrior at a put option price of approximately $12.7 million.

    The option provisions of the Put/Call Agreement were subject to certain conditions (unless otherwise waived), including, among others, (a) the non-occurrence of a material adverse change in the business and financial condition of Warrior, (b) the prohibition of any dividends or other distributions to Warrior's shareholders, (c) the maintenance of Warrior's assets in good working condition, (d) the prohibition on the sale of any equity interest in Warrior except for the options contained in the Put/Call Agreement, and (e) the prohibition on the sale or transfer of Warrior's assets except those made in the ordinary course of its business.

    The Put/Call Agreement option prices reflected negotiated sale and purchase amounts that both parties determined would allow each party to satisfy acceptable minimum investment returns in the event either the put or call options were exercised. In January 2001 and in December 2002, we developed financial projections for Warrior based on due diligence procedures we customarily perform when considering the acquisition of a coal mine. The assumptions underlying the financial projections made by us for Warrior included, among others, (a) annual production levels ranging from 1.5 million to
1.8 million tons, (b) coal prices at or below the then current coal prices and
(c) a discount rate of 12 percent. Based on these financial projections, as of December 31, 2002 and 2001, we believe that the fair value of Warrior was equal to or greater than the put option exercise price.

    The put option price of $12.7 million was paid to ARH Warrior Holdings in accordance with the terms of the Put/Call Agreement, under which the put option period was extended through February 28, 2003. In addition, we repaid Warrior's borrowings of $17.0 million under the revolving credit agreement between the special general partner and Warrior. The primary borrowings under the revolving credit agreement financed new infrastructure capital projects at Warrior that are expected to improve productivity and significantly increase capacity. We funded the Warrior acquisition through a portion of the proceeds received from the issuance of 2,250,000 common units. Based upon our current financial projections, we continue to believe that the fair value of Warrior is equal to or greater than the put option exercise price. Because the Warrior acquisition was between entities under common control, it will be accounted for at historical cost in a manner similar to that used in a pooling of interests.

    Under the terms of the Put/Call Agreement, we assumed certain other obligations, including a mineral lease and sublease with SGP Land, LLC (SGP
Land), a subsidiary of our special general partner, covering coal reserves that have been and will continue to be mined by Warrior. The terms and conditions of the mineral lease and sub-lease remain unchanged.

    During 2002 and 2001, we provided management and administrative services to Warrior under an administrative service agreement. Under this agreement, we recognized approximately $929,000 and $1,019,000 as a reduction of general and administrative expenses during the years ended December 31, 2002 and 2001, respectively.

     During 2001, we entered into an agreement with Warrior to perform certain reclamation procedures for us. The total estimated cost of the reclamation procedures covered by this agreement is $475,000 of which approximately $97,000 and $160,000 was paid to Warrior for the years ended December 31, 2002 and 2001, respectively.

During 2002 and 2001, we made coal purchases of approximately $36,700,000 and $3,135,000, respectively, from Warrior. Accounts payable to Warrior of $3,400,000 and $1,876,000 is included in the amount due to affiliates at December 31, 2002 and 2001, respectively. During 2002, we made coal sales of approximately $3.5 million to Warrior. Accounts receivable from Warrior of $1.4 million offsets a portion of the amount due to affiliates at December 31, 2002.

     SGP Land

     We have a mineral lease and sublease with SGP Land requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. We paid annual minimum royalties of $2.7 million during each of the three years in the period ended December 31, 2002.

     We also have an option to lease and/or sublease certain reserves from SGP Land, which reserves are contiguous to Hopkins. Under the terms of the option to lease and sublease, we paid option fees of $684,000 during the years ended December 31, 2002 and 2001. The anticipated annual minimum royalty obligation is $684,000, payable in advance, from 2003 through 2009.

     In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty obligation of $300,000 until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $568,000 and $705,000 for the years ended December 31, 2002 and 2001, respectively.

     Special General Partner

     Effective January 2001, Gibson entered into a noncancelable operating lease arrangement with the Special GP for its coal preparation plant and ancillary facilities. Based on the terms of the lease, Gibson has paid and will continue to make monthly payments of approximately $216,000 through January 2011. Lease expense incurred for the three years in the period ended December 31, 2002 was $2,595,000.

     We have entered into agreements with three banks to provide letters of credit in an aggregate amount of $35.0 million to maintain surety bonds to secure our obligations for reclamation liabilities and workers' compensation benefits. At December 31, 2002, we had $21.6 million in outstanding letters of credit. Our special general partner guarantees these letters of credit, and as a result we have agreed to compensate our special general partner a guarantee fee equal to 0.30% per annum of the face amount of the letters of credit outstanding. We paid approximately $48,200 and $8,800 in guarantee fees to our special general partner for the years ended December 31, 2002 and 2001, respectively.

     ACCRUALS OF OTHER LIABILITIES

     We had accruals for other liabilities, including current obligations, totaling $70.8 million and $61.0 million at December 31, 2002 and 2001. These accruals were chiefly comprised of workers' compensation benefits, black lung benefits, and costs associated with reclamation and mine closings. These obligations are self-insured. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, our results of operations may be significantly affected by changes to these liabilities. See "Item 8. Financial Statements and Supplementary Data. - Note 12. Reclamation and Mine Closing Costs" and "Note 13. Pneumoconiosis ("Black Lung") Benefits."

PENSION PLAN

     We maintain a defined benefit pension plan (Pension Plan), which covers certain employees at the mining operations.

     Our pension expense was approximately $2,200,000 and $2,000,000 for the years ended December 31, 2002 and 2001, respectively. The pension expense is based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 9.0% and a discount rate of 7.25% and 7.50% for the years ended December 31, 2002 and 2001, respectively. Additionally, we base our determination of pension expense on an unsmoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.

     In developing our expected long-term rate of return assumption, we evaluated input from our investment manager, including their review of asset class return expectations by economists, and our actuary. Historically, we have assumed that our investment managers will generate long-term returns of at least 9.0%. Effective January 1, 2003, we adjusted our assumption of long-term return to at least 8.0%. Our advisors base the projected returns on broad equity and bond indices. Our expected long-term rate of return on Pension Plan assets is based on an asset allocation assumption of 80.0% with equity managers, with an expected long-term rate of return of 10.7%, and 20.0% with fixed income managers, with an expected long-term rate of return of 5.3%. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

     The discount rate that we utilize for determining our future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. We have historically used the average monthly yield for December of an Aa-rated utility bond index as the primary benchmark for establishing the discount rate. The duration of the bonds that comprise this index is comparable to the duration of the benefit obligation in the Pension Plan. The discount rate determined on this basis decreased from 7.25% at December 31, 2001 to 6.75% at December 31, 2002.

     We estimate that our Pension Plan expense and cash contributions will be approximately $3,180,000 and $5,300,000, respectively in 2003. Future actual pension expense and contributions will depend on future investment performance, changes in future discount rates and various other factors related to the employees participating in the Pension Plan.

     Lowering the expected long-term rate of return assumption by 1.0% (from 9.0% to 8.0%) at December 31, 2001 would have increased our pension expense for the year ended December 31, 2002 by approximately $120,000. Lowering the discount rate assumption by 0.5% (from 7.25% to 6.75%) at December 31, 2001 would have increased our pension expense for the year ended December 31, 2002 by approximately $130,000.

INFLATION

     Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three years in the period ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets." This standard discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. This standard had no material effect on our consolidated financial statements upon adoption.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value for each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. Since we historically adhered to accounting principles similar to SFAS No. 143 in accounting for reclamation and mine closing costs, we do not believe that adoption of SFAS No. 143, effective January 1, 2003, will have a material impact on our financial statements.

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard had no material effect on our consolidated financial statements upon adoption.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe this interpretation will have a material effect on our financial statements upon adoption.

RISK FACTORS

     If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common units could decline.

      RISKS INHERENT IN OUR BUSINESS

     - A substantial or extended decline in coal prices could negatively impact our results of operations.

     - Several of our customers have had their credit rating down-graded, and one customer recently filed for bankruptcy. While we have not received notice of, and otherwise are not aware of, the intent of any of these customers to default on their contractual obligations to us, the lowered credit ratings and the bankruptcy filing of these customers indicate that this is a possibility.

     - Several coal companies that compete with us have recently filed for bankruptcy protection. If they emerge from bankruptcy with their debt burden reduced or eliminated, those companies may possess a significant competitive advantage over us.

     - A material portion of our net income and cash flow is dependent on the continued ability by us or others to realize benefits from state and federal tax credits. If the benefit to us from any of these tax credits is materially reduced, it could have a material adverse effect on our operations and might impair our ability to pay the distributions on our units.

     - Competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

     - Most newly constructed power plants may be fueled by natural gas. Any change in consumption patterns by utilities away from the use of coal could affect our ability to sell the coal we produce.

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

     - The term of each of the agreements associated with the coal synfuel facility at Hopkins is subject to early cancellation provisions customary for transactions of these types, including the unavailability of synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Therefore, the continuation of the operating revenues associated with the coal synfuel production facility cannot be assured.

     - Any loss of the benefit from state tax credits may affect adversely our ability to pay distributions.

     - Coal mining is subject to inherent risks that are beyond our control and these risks may not be fully covered under our insurance policies.

     - Although none of our employees are members of unions, our work force may not remain union-free in the future.

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

     RISKS INHERENT IN AN INVESTMENT IN THE PARTNERSHIP

     - Under our management's buy-out agreement with The Beacon Group, under some circumstances The Beacon Group may assume control of the business and affairs of our general partner.

     - The president and chief executive officer of our managing general partner effectively controls us through his ownership of a majority of the equity interests in our managing general partner and an affiliate.

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

     - Our general partners and their affiliates, which are controlled by our management, may in some instances engage in activities that compete directly with us.

     REGULATORY RISKS

     - A recent federal district court decision, currently on appeal, extends prohibitions previously applicable only to surface mines to underground mines, which could limit our ability to conduct underground mining operations.

     - Federal and state laws require bonds to secure our obligations related to (a) the statutory requirement that we return mined property to its approximate original condition and (b) workers compensation. Due to problems in the surety industry, like other mine operators we may have difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits. At December 31, 2002, we had $58.8 million of surety bonds in place. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would have a material adverse effect on us.

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

     - The passage of state and federal legislation responsive to concerns over emissions of greenhouse gases such as carbon dioxide could result in a reduced use of coal by electric power generators. Any such reduction in use could adversely affect our revenues and results of operations.

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

     TAX RISKS TO COMMON UNITHOLDERS

     - Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by states. If the IRS treats us as a corporation or we become subject to entity-level taxation for state tax purposes, it would substantially reduce distributions to our unitholders and our ability to make payments on our debt securities.

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

     The intermediate partnership assumed obligations under the Credit Facility. Borrowings under the Credit Facility are at variable rates and, as a result, we have interest rate exposure.

     The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2002, and 2001. The carrying amounts and fair values of financial instruments are as follows (in thousands):

                                                                                                                 FAIR VALUE
EXPECTED MATURITY DATES                                                                                         DECEMBER 31,
AS OF DECEMBER 31, 2002            2003        2004        2005      2006       2007     THEREAFTER    TOTAL        2002
----------------------------------------------------------------------------------------------------------------------------
Senior Notes-fixed rate          $      -   $      -    $ 18,000   $ 18,000   $ 18,000   $ 126,000   $ 180,000  $    197,247
Weighted Average interest rate                              8.31%      8.31%      8.31%       8.31%

Term Loan-floating rate          $ 16,250   $ 15,000    $      -                         $       -   $  31,250  $     31,250
Weighted Average interest rate       4.31%      4.31%

                                                                                                                 FAIR VALUE
EXPECTED MATURITY DATES                                                                                         DECEMBER 31,
AS OF DECEMBER 31, 2001            2002       2003        2004       2005       2006     THEREAFTER    TOTAL        2001
----------------------------------------------------------------------------------------------------------------------------
Senior Notes-fixed rate          $      -   $      -    $      -   $ 18,000   $ 18,000   $ 144,000   $ 180,000  $    180,000
Weighted Average interest rate                                         8.31%      8.31%       8.31%

Term Loan-floating rate          $ 15,000   $ 16,250    $ 15,000   $      -              $       -   $  46,250  $     46,250
Weighted Average interest rate       3.40%      3.40%       3.40%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of the Managing
 General Partner and the Partners of
 Alliance Resource Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2002 and 2001, the related consolidated statements of income, cash flows and Partners' capital (deficit) for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Partnership changed its method of estimating coal workers' pneumoconiosis benefits liability effective January 1, 2001.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma
March 7, 2003, except for Note 19,
as to which the date is March 14, 2003

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                                     DECEMBER 31,
                                                                                            ----------------------------
ASSETS                                                                                         2002                2001
                                                                                            ----------        ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                                $    9,000        $    9,176
   Trade receivables, less allowance of $763 at December 31, 2002 and 2001                      30,793            31,124
   Due from affiliates                                                                           1,369                 -
   Marketable securities (at cost, which approximates fair value)                                    -            10,085
   Inventories                                                                                  12,023            11,600
   Advance royalties                                                                             5,231             5,353
   Prepaid expenses and other assets                                                             2,680             2,020
                                                                                            ----------        ----------
           Total current assets                                                                 61,096            69,358

PROPERTY, PLANT AND EQUIPMENT, AT COST                                                         413,889           367,050
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                                     (206,471)          169,960
                                                                                            ----------        ----------
                                                                                               207,418           197,090
OTHER ASSETS:
   Advance royalties                                                                             9,486             9,756
   Coal supply agreements, net                                                                   8,167            12,031
   Other long-term assets                                                                        2,240             2,670
                                                                                            ----------        ----------
                                                                                            $  288,407        $  290,905
                                                                                            ==========        ==========
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                         $   19,770        $   25,237
   Due to affiliates                                                                             4,706             2,595
   Accrued taxes other than income taxes                                                         7,615             5,660
   Accrued payroll and related expenses                                                          9,319             8,284
   Accrued interest                                                                              5,361             5,402
   Workers' compensation and pneumoconiosis benefits                                             5,254             4,194
   Other current liabilities                                                                     8,899             5,324
   Current maturities, long-term debt                                                           16,250            15,000
                                                                                            ----------        ----------
           Total current liabilities                                                            77,174            71,696

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities                                                195,000           211,250
   Pneumoconiosis benefits                                                                      16,067            14,615
   Workers' compensation                                                                        19,710            18,409
   Reclamation and mine closing                                                                 18,139            15,387
   Due to affiliates                                                                             6,152             3,624
   Other liabilities                                                                             2,718             2,865
                                                                                            ----------        ----------
           Total liabilities                                                                   334,960           337,846
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 8,982,780 units outstanding                                              144,219           141,448
   Subordinated Unitholder 6,422,531 units outstanding                                         112,916           110,935
   General Partners                                                                           (298,413)         (298,510)
   Minimum pension liability                                                                    (5,275)             (814)
                                                                                            ----------        ----------
           Total Partners' capital (deficit)                                                   (46,553)          (46,941)
                                                                                            ----------        ----------
                                                                                            $  288,407        $  290,905
                                                                                            ==========        ==========

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                               2002            2001            2000
                                                                           ------------    ------------    ------------
SALES AND OPERATING REVENUES:
   Coal sales                                                              $    478,383    $    421,996    $    347,209
   Transportation revenues                                                       18,992          18,090          13,511
   Other sales and operating revenues                                            20,367           6,214           2,749
                                                                           ------------    ------------    ------------
           Total revenues                                                       517,742         446,300         363,469
                                                                           ------------    ------------    ------------

EXPENSES:
   Operating expenses                                                           333,112         307,977         257,365
   Transportation expenses                                                       18,992          18,090          13,511
   Outside purchases                                                             46,738          31,840          16,874
   General and administrative                                                    19,408          17,728          15,176
   Depreciation, depletion and amortization                                      47,218          45,451          39,141
   Interest expense (net of interest income and interest
      capitalized of $1,139, $1,928, and $3,015 for the
      Partnership's respective periods)                                          16,338          16,805          16,563
   Unusual items                                                                      -               -          (9,466)
                                                                           ------------    ------------    ------------
           Total operating expenses                                             481,806         437,891         349,164
                                                                           ------------    ------------    ------------

INCOME FROM OPERATIONS                                                           35,936           8,409          14,305
OTHER INCOME                                                                        528             752           1,276
                                                                           ------------    ------------    ------------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                        36,464           9,161          15,581

INCOME TAX EXPENSE                                                                  175               -               -
                                                                           ------------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                             36,289           9,161          15,581

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                -           7,939               -
                                                                           ------------    ------------    ------------
NET INCOME                                                                 $     36,289    $     17,100    $     15,581
                                                                           ============    ============    ============
GENERAL PARTNERS' INTEREST IN NET INCOME                                   $        726    $        342    $        312
                                                                           ============    ============    ============
LIMITED PARTNERS' INTEREST IN NET INCOME                                   $     35,563    $     16,758    $     15,269
                                                                           ============    ============    ============
BASIC NET INCOME PER LIMITED PARTNER UNIT                                  $       2.31    $       1.09    $       0.99
                                                                           ============    ============    ============
BASIC NET INCOME PER LIMITED PARTNER UNIT
   BEFORE ACCOUNTING CHANGE                                                $       2.31    $       0.58    $       0.99
                                                                           ============    ============    ============
DILUTED NET INCOME PER LIMITED
   PARTNER UNIT                                                            $       2.24    $       1.07    $       0.98
                                                                           ============    ============    ============
DILUTED NET INCOME PER LIMITED PARTNER
   UNIT BEFORE ACCOUNTING CHANGE                                           $       2.24    $       0.57    $       0.98
                                                                           ============    ============    ============
PRO FORMA NET INCOME ASSUMING ACCOUNTING
   CHANGE IS APPLIED RETROACTIVELY                                         $     36,289    $      9,161    $     14,907
                                                                           ============    ============    ============
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING - BASIC                                              15,405,311      15,405,311      15,405,311
                                                                           ============    ============    ============
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING - DILUTED                                            15,842,708      15,684,550      15,551,062
                                                                           ============    ============    ============

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                               2002            2001            2000
                                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $     36,289    $     17,100    $     15,581
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, depletion and amortization                                   47,218          45,451          39,141
      Cumulative effect of accounting change                                          -          (7,939)              -
      Impairment of transloading facility                                             -               -           2,439
      Reclamation and mine closings                                               1,328             943           1,074
      Coal inventory adjustment to market                                            21             212             579
      Other                                                                         445            (257)            391
      Changes in operating assets and liabilities:
         Trade receivables                                                          331           4,774          (2,842)
         Inventories                                                               (444)           (970)          9,709
         Advance royalties                                                          392          (2,235)         (3,011)
         Accounts payable                                                        (5,467)           (321)          6,181
         Due to affiliates                                                        3,270           5,149             264
         Accrued taxes other than income taxes                                    1,955             797             289
         Accrued payroll and related benefits                                     1,035           1,309          (1,836)
         Accrued pneumoconiosis benefits                                          1,452             903              (4)
         Workers' compensation                                                    2,361           1,661           1,052
         Other                                                                   (2,607)         (2,926)          2,366
                                                                           ------------    ------------    ------------
           Total net adjustments                                                 51,290          46,551          55,792
                                                                           ------------    ------------    ------------
           Net cash provided by operating activities                             87,579          63,651          71,373
                                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                    (51,524)        (53,714)        (46,151)
   Proceeds from sale of property, plant and equipment                              124             183             210
   Purchase of marketable securities                                                  -         (33,527)        (72,523)
   Proceeds from the sale of marketable securities                               10,085          60,840          77,464
                                                                           ------------    ------------    ------------
           Net cash used in investing activities                                (41,315)        (26,218)        (41,000)
                                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit and working capital facilities              66,400           1,100          29,500
   Payments under revolving credit and working capital facilities               (66,400)         (1,100)        (29,500)
   Payments on long-term debt                                                   (15,000)         (3,750)              -
   Distributions to Partners                                                    (31,440)        (31,440)        (31,440)
                                                                           ------------    ------------    ------------
           Net cash used in financing activities                                (46,440)        (35,190)        (31,440)
                                                                           ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (176)          2,243          (1,067)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                            9,176           6,933           8,000
                                                                           ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      9,000    $      9,176    $      6,933
                                                                           ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                  $     17,059    $     18,070    $     19,043
                                                                           ============    ============    ============

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS, EXCEPT UNIT DATA)

                                       NUMBER OF LIMITED                                                             TOTAL
                                         PARTNER UNITS                                                  MINIMUM    PARTNERS'
                                   -----------------------                                GENERAL       PENSION     CAPITAL
                                    COMMON     SUBORDINATED     COMMON    SUBORDINATED    PARTNERS     LIABILITY   (DEFICIT)
                                   ---------   -----------    ---------   ----------     ----------    ---------   ---------
Balance at January 1, 2000         8,982,780     6,422,531    $ 158,705   $  123,273     $ (297,906)   $      -    $ (15,928)

   Net income                              -             -        8,903        6,366            312           -       15,581

   Distribution to Partners                -             -      (17,966)     (12,845)          (629)          -      (31,440)
                                   ---------   -----------    ---------   ----------     ----------    --------    ---------

Balance at December 31, 2000       8,982,780     6,422,531      149,642      116,794       (298,223)          -      (31,787)

   Comprehensive income:

      Net income                           -             -        9,772        6,986            342           -       17,100

      Minimum pension liability            -             -            -            -              -        (814)        (814)
                                   ---------   -----------    ---------   ----------     ----------    --------    ---------

      Total comprehensive income           -             -        9,772        6,986            342        (814)      16,286

   Distribution to Partners                -             -      (17,966)     (12,845)          (629)          -      (31,440)
                                   ---------   -----------    ---------   ----------     ----------    --------    ---------

Balance at December 31, 2001       8,982,780     6,422,531      141,448      110,935       (298,510)       (814)     (46,941)

   Comprehensive income:

      Net income                           -             -       20,737       14,826            726           -       36,289

      Minimum pension liability            -             -            -            -              -      (4,461)      (4,461)
                                   ---------   -----------    ---------   ----------     ----------    --------    ---------

      Total comprehensive income           -             -       20,737       14,826            726      (4,461)      31,828

   Distribution to Partners                -             -      (17,966)     (12,845)          (629)          -      (31,440)
                                   ---------   -----------    ---------   ----------     ----------    --------    ---------

Balance at December 31, 2002       8,982,780     6,422,531    $ 144,219   $  112,916     $ (298,413)   $ (5,275)   $ (46,553)
                                   =========   ===========    =========   ==========     ==========    ========    =========

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

1.       ORGANIZATION AND PRESENTATION

         Alliance Resource Partners, L.P., a Delaware limited partnership (the "Partnership") was formed in May 1999, to acquire, own and operate certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH") (formerly known as Alliance Coal Corporation), which assets consisted of substantially all of ARH's operating subsidiaries. Collectively, the coal production and marketing assets and the operating subsidiaries of ARH acquired by the Partnership, but excluding ARH and certain excluded assets and subsidiaries, are referred to as the "Predecessor."

         The Delaware limited partnerships and limited liability companies and corporation that comprise the Partnership's subsidiaries are as follows: Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership"), Alliance Coal, LLC (the holding company for operations), Alliance Land, LLC, Alliance Properties, LLC, Alliance Service, Inc., Backbone Mountain, LLC, Excel Mining, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, MC Mining, LLC, Mettiki Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, Pontiki Coal, LLC, Webster County Coal, LLC, and White County Coal, LLC.

         The Partnership completed its initial public offering (the "IPO") in August 1999, issuing 7,750,000 Common Units ("Common Units") at $19.00 per unit and received net proceeds of $133.7 million. Concurrently with the offering ARH contributed certain assets to the Partnership in exchange for cash, 0.01% general partner interest in each of the Partnership and the Intermediate Partnership, the right to receive incentive distributions as defined in the partnership agreement and the assumption of related indebtedness and 1,232,780 common and 6,422,531 subordinated units that are held by Alliance Resource GP, LLC, a Delaware limited liability company and wholly-owned subsidiary of ARH (the "Special GP"). On February 14, 2003 and March 14, 2003, the Partnership issued 2,250,000 and 288,000 additional Common Units at a public offering price of $22.51 per unit and received net proceeds of $48.5 million and $6.2 million, respectively, before expenses other than underwriters fees (Note 19).

         Consistent with guidance provided by the Emerging Issues Task Force in Issue No. 87-21, "Change of Accounting Basis in Master Limited Partnership Transactions," the Partnership maintained the historical cost basis of the $121 million of net assets contributed by ARH to the Partnership.

         The Partnership is managed by Alliance Resource Management GP, LLC, a Delaware limited liability company (the "Managing GP"), which holds a 0.99% and 1.0001% managing general partner interest in the Partnership and the Intermediate Partnership, respectively.

         The accompanying consolidated financial statements include the accounts and operations of the limited partnerships, limited liability companies and corporation disclosed above and present the financial position as of December 31, 2002 and 2001 and the results of their operations, cash flows and changes in partners' capital (deficit) for each of the three years in the period ended December 31, 2002. All material intercompany transactions and accounts of the Partnership have been eliminated.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts for accounts receivable, marketable securities, and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2002 and 2001, the estimated fair value of long-term debt was approximately $228.5 million and $226.3 million, respectively. The fair value of long-term debt is based on interest rates that are currently available to the Partnership for issuance of debt with similar terms and remaining maturities.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less.

         CASH MANAGEMENT - The Partnership reclassified outstanding checks of $3,352,000 at December 31, 2001, to accounts payable in the consolidated balance sheets.

         MARKETABLE SECURITIES - At December 31, 2001, the Partnership had an investment in a Federal Agency Note, which matured February 1, 2002 and was classified as an available-for-sale security. At December 31, 2001, the cost of marketable securities approximated fair value and no effect of unrealized gains (losses) is reflected in Partners' capital (deficit).

         INVENTORIES - Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at the lower of cost or market on an average cost basis.

         PROPERTY, PLANT AND EQUIPMENT - Additions and replacements constituting improvements are capitalized. Maintenance, repairs, and minor replacements are expensed as incurred. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine, whichever is less ranging from 2 to 20 years. Depreciable lives for mining equipment and processing facilities range from 2 to 20 years. Depreciable lives for land and land improvements and depletable lives for mineral rights range from 5 to 20 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 20 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage. At December 31, 2002 and 2001, land and mineral rights include $2,178,000 representing the carrying value of coal reserves attributable to properties where the Partnership is not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted. Management believes that the carrying value of these reserves will be recovered.

         LONG-LIVED ASSETS - The Partnership reviews the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. The amount of an impairment is measured by the difference between the carrying value and the fair value of the asset. During 2000, the Partnership recorded an impairment loss of approximately $2,439,000 relating to certain transloading facility assets, associated with Seminole Electric Cooperative, Inc.'s ("Seminole") termination of a long-term contract for transloading of coal from rail to barge. Because this facility's revenues were primarily attributable to the Seminole long-term contract, the carrying value of the transloading facility and associated equipment, net of salvage value, was recorded as an impairment and is included as an unusual item in 2000 in the accompanying consolidated statements of income.

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

         COAL SUPPLY AGREEMENTS - The Predecessor purchased the coal operations of MAPCO Inc. effective August 1, 1996, in a business combination using the purchase method of accounting. A portion of the acquisition costs was allocated to coal supply agreements. This allocated cost is being amortized on the basis of coal shipped in relation to total coal to be supplied during the respective contract terms. The amortization periods end on various dates from September 2002 to December 2005. Accumulated amortization for coal supply agreements was $30,296,000 and $26,432,000 at December 31, 2002 and 2001, respectively. The aggregate amortization expense recognized for coal supply agreements was $3,864,000, $4,293,000 and $3,555,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The estimated aggregate amortization expense for years 2003 through 2005 is approximately $2,722,000 per year.

         RECLAMATION AND MINE CLOSING COSTS - The liability for the estimated cost of future mine reclamation and closing procedures is recorded on a present value basis when incurred and the associated cost is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Other costs common to both types of mining are related to removing or covering refuse piles and settling ponds, and dismantling preparation plants, other facilities and roadway infrastructure. Ongoing reclamation costs principally involve restoration of disturbed land and are expensed as incurred during the mining process.

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

         INCOME TAXES - The Partnership is not a taxable entity for federal or state income tax purposes; the tax effect of its activities accrues to the unitholders. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Partnership agreement. The Partnership's subsidiary, Alliance Service, Inc. ("Alliance Service"), is subject to federal and state income taxes.

         REVENUE RECOGNITION - Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Non-coal sales revenues primarily consist of rental and service fees associated with agreements to host and operate a third-party coal synfuel facility and to assist with the coal synfuel marketing and other related services. These non-coal sales revenues are recognized as the services are performed. Transportation revenues are recognized in connection with the Partnership incurring the corresponding costs of transporting the coal to customers through third-party carriers since the Partnership is directly reimbursed for these costs through customer billings.

         COMMON UNIT-BASED COMPENSATION - The Partnership accounts for the compensation expense of the restricted common units granted under the Long-Term Incentive Plan (Note 11) using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Compensation cost for the restricted common units is recorded on a pro-rata basis, as appropriate given the "cliff vesting" nature of the grants, based upon the current market value of the Partnership's common units at the end of each period.

         NET INCOME PER UNIT - Basic net income per limited partner unit is determined by dividing net income, after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 15,405,311 units as of December 31, 2002 and 2001). Diluted net income per unit is based on the combined weighted average number of Common Units, Subordinated Units and common unit equivalents outstanding, which primarily include restricted units granted under the Long-Term Incentive Plan (Note 11).

         SEGMENT REPORTING - The Partnership has no reportable segments due to its operations consisting solely of producing and marketing coal and providing rental and service fees associated with producing and marketing coal synfuel. The Partnership has disclosed major customer sales information (Note 16). The Partnership's geographic areas of operation are concentrated in the United States.

         NEW ACCOUNTING STANDARDS - On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets." This standard discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. This standard had no material effect on the Partnership's consolidated financial statements upon adoption.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value for each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. Since the Partnership has historically adhered to accounting principles similar to SFAS No. 143 in accounting for its reclamation and mine closing costs, the Partnership does not believe that adoption of SFAS No. 143, effective January 1, 2003, will have a material impact on its consolidated financial statements.

         On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. This standard had no material effect on the Partnership's consolidated financial statements upon adoption.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Partnership does not believe this interpretation will have a material effect on the Partnership's consolidated financial statements upon adoption.

3.       ACCOUNTING CHANGE

         Effective January 1, 2001, the Partnership changed its method of estimating coal workers' pneumoconiosis ("black lung") benefits liability to the service cost method described in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which method is permitted under SFAS No. 112 "Employers' Accounting for Postemployment Benefits." The Partnership previously accrued the black lung benefits liability at the present value of the actuarially determined current and future estimated black lung benefit payments utilizing the methodology prescribed under SFAS No. 5 "Accounting for Contingencies," which was also permitted by SFAS No.
         112. In January 2001, governmental regulations regarding the black lung benefits claims approval process were enacted. These new regulations specifically define the black lung disability as progressive and also expand the definition of pneumoconiosis to mandate consideration of diseases that are caused by factors other than exposure to coal dust. The Partnership believes the change to the SFAS No. 106 measurement methodology better matches black lung costs over the service lives of the miners who ultimately receive the black lung benefits and is more reflective of the recently enacted regulations, which place significant emphasis on coal miners' future years of employment in the coal industry.

         The adjustment of $7,939,000 to apply retroactively the new method of estimating the black lung liability is included in net income for the year ended December 31, 2001. The effect of the change for the year ended December 31, 2001 was to decrease income before cumulative effect of a change in accounting principle $435,000 ($(0.03) per basic and diluted limited partner unit) and increase net income $7,504,000 ($0.48 and $0.47 per basic and diluted partner unit, respectively). Assuming the retroactive application of the service cost method of estimating the black lung liability, the pro forma net income for the year ended December 31, 2000, would have been approximately $14,907,000 or $0.95 per basic limited partner unit and $0.94 per diluted limited partner unit, respectively, as compared to reported net income of $15,581,000 or $0.99 per basic limited partner unit and $0.98 per diluted limited partner unit.

4.       UNUSUAL ITEMS

         The Partnership was involved in litigation with Seminole with respect to Seminole's termination of a long-term contract for the transloading of coal from rail to barge through the Mt. Vernon terminal in Indiana. The final resolution between the parties, reached in conjunction with an arbitrator's decision rendered during the third quarter of 2000, included both cash payments and amendments to an existing coal supply contract. The Partnership recorded income of $12,141,000, which was net of litigation expenses of approximately $881,000 and an impairment charge of $2,439,000 relating to the facility's assets. Additionally, during the third quarter of 2000, the Partnership recorded an expense of $2,675,000, consisting of $675,000 relating to a settlement and $2,000,000 attributable to contingencies associated with third-party claims arising out of the Partnership's mining operations. The net effect of these unusual items was $9,466,000 recorded in the year ended December 31, 2000.

5.       INVENTORIES

         Inventories consist of the following at December 31, (in thousands):

             2002       2001
           --------   --------
Coal       $  4,190   $  4,184
Supplies      7,833      7,416
           --------   --------

           $ 12,023   $ 11,600
           ========   ========

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at December 31, (in thousands):

                                                                 2002          2001
                                                              ---------     ---------
Mining equipment and processing facilities                    $ 344,062     $ 299,480
Land and mineral rights                                          17,720        17,691
Buildings, office equipment and improvements                     33,414        29,359
Construction in progress                                         18,693        20,520
                                                              ---------     ---------
                                                                413,889       367,050
Less accumulated depreciation, depletion and amortization      (206,471)     (169,960)
                                                              ---------     ---------

                                                              $ 207,418     $ 197,090
                                                              =========     =========

7.       LONG-TERM DEBT

         Long-term debt consists of the following at December 31, (in thousands):

                                                                2002          2001
                                                              ---------     ---------
Senior notes                                                  $ 180,000     $ 180,000
Term loan through credit facility                                31,250        46,250
                                                              ---------     ---------
                                                                211,250       226,250
Less current maturities                                         (16,250)      (15,000)
                                                              ---------     ---------

                                                              $ 195,000     $ 211,250
                                                              =========     =========

         The senior notes are payable in ten annual installments of $18 million beginning in August 2005 and bear interest at 8.31%, payable semiannually.

         The Intermediate Partnership has a $100 million credit facility that consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The working capital facility can be used to provide working capital and, if necessary, to fund distributions to unitholders. The revolving credit facility can be used for general business purposes, including capital expenditures and acquisitions. The rate of interest charged is adjusted quarterly based on a pricing grid, which is a function of the ratio of the Partnership's debt to cash flow. The credit facility provides the Partnership the option of borrowing at either (1) the London Interbank Offered Rate ("LIBOR") or
         (2) the "Base Rate" which is equal to the greater of (a) the Chase Prime Rate, or (b) the Federal Funds Rate plus 1/2 of 1%, plus, in either option, an applicable margin. The interest rates on the term loan facility at December 31, 2002 and 2001 were 4.31% and 3.40%, respectively. In accordance with the pricing grid, a commitment fee ranging from 0.375% to 0.500% per annum is paid quarterly on the unused portion of the working capital and revolving credit facilities. There were no amounts outstanding under the Partnership's working capital facility or revolving credit facility as of December 31, 2002 and 2001. The credit facility expires in August 2004.

         The senior notes and credit facility are guaranteed by all subsidiaries of the Intermediate Partnership. The senior notes and credit facility contain various restrictive and affirmative covenants, including limitations on the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the credit facility and senior notes at December 31, 2002 and 2001.

         The Partnership entered into agreements with three banks to provide letters of credit in an aggregate amount of $35.0 million. At December 31, 2002, the Partnership had $21.6 million in letters of credit outstanding. The Special GP guarantees the letters of credit (Note 14).

         Aggregate maturities of long-term debt are payable as follows (in thousands):

 YEAR ENDING
DECEMBER 31,
    2003           $  16,250
    2004              15,000
    2005              18,000
    2006              18,000
    2007              18,000
    Thereafter       126,000
                   ---------

                   $ 211,250
                   =========

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

         If quarterly distributions of available cash exceed the MQD or the target distributions levels, the General Partners will receive distributions based on specified increasing percentages of the available cash that exceed the MQD or target distribution levels. The target distribution levels are based on the amounts of available cash from the Partnership's operating surplus distributed for a given quarter that exceed distributions for the MQD and common unit arrearages, if any.

         For each of the quarters ended December 31, 1999 through September 30, 2002, quarterly distributions of $0.50 per unit were paid to the common and subordinated unitholders. On January 28, 2003, the Partnership declared a quarterly distribution, for the period from October 1, 2002 to December 31, 2002, of $0.525 per unit, totaling approximately $8,088,000 on its outstanding Common and Subordinated Units, payable on February 14, 2003 to all unitholders of record on February 3, 2003.

9.       INCOME TAXES

         The Partnership's subsidiary, Alliance Service, is subject to federal and state income taxes. In conjunction with a decision to relocate the coal synfuel facility from Hopkins County Coal to Warrior Coal (Note
         14), agreements for a portion of the services provided to the coal synfuel producer were assigned to Alliance Service in December 2002. Alliance Service has no temporary differences between the financial reporting basis and the tax basis of its assets and liabilities. Components of income tax expense are as follows (in thousands):

                YEAR ENDED
               DECEMBER 31,
                   2002
               ------------
Current:
   Federal        $ 153
   State             22
                  -----

                  $ 175
                  =====

10.      NET INCOME PER LIMITED PARTNER UNIT

         A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):

                                                                                YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                        2002              2001              2000
                                                                      --------          --------          --------
Net income per limited partner unit                                   $ 35,563          $ 16,758          $ 15,269

Weighted average limited partner units - basic                          15,405            15,405            15,405

Basic net income per limited partner unit                             $   2.31          $   1.09          $   0.99
                                                                      ========          ========          ========

Basic net income per limited partner unit
   before accounting change                                           $   2.31          $   0.58          $   0.99
                                                                      ========          ========          ========

Weighted average limited partner units - basic                          15,405            15,405            15,405
Units contingently issuable:
   Restricted units for Long-Term Incentive Plan                           390               263               142
   Directors' compensation units deferred                                   13                 9                 4
   Supplemental Executive Retirement Plan                                   35                 8                 -
                                                                      --------          --------          --------

Weighted average limited partner units, assuming
   dilutive effect of restricted units                                  15,843            15,685            15,551
                                                                      --------          --------          --------

Diluted net income per limited partner unit                           $   2.24          $   1.07          $   0.98
                                                                      ========          ========          ========

Diluted net income per limited partner unit before
   accounting change                                                  $   2.24          $   0.57          $   0.98
                                                                      ========          ========          ========

11.      EMPLOYEE BENEFIT PLANS

         LONG-TERM INCENTIVE PLAN - Effective January 1, 2000, the Managing GP adopted the Long-Term Incentive Plan (the "LTIP") for certain employees and directors of the Managing GP and its affiliates who perform services for the Partnership. Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of the Managing GP, subject to the review and approval of the Compensation Committee. Grants are made either of restricted units, which are "phantom" units that entitle the grantee to receive a Common Unit or an equivalent amount of cash upon the vesting of the phantom unit, or options to purchase Common Units. Common Units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by the Managing GP in the open market at a price equal to the then prevailing price, or directly from ARH or any other third party, including units newly issued by the Partnership, units already owned by the Managing GP, or any combination of the foregoing. The Partnership agreement provides that the Managing GP be reimbursed for all costs incurred in acquiring these Common Units or in paying cash in lieu of Common Units upon vesting of the restricted units. The aggregate number of units reserved for issuance under the LTIP is 600,000. Effective January 1, 2002, 2001 and 2000 the Compensation Committee approved grants of 133,885, 129,200 and 142,100 restricted units, respectively, which vest at the end of the subordination period, which will generally not end before September 30, 2004. As of December 31, 2002, 15,050 units have been forfeited. During 2002, 2001 and 2000, the Managing GP billed the Partnership approximately $2,338,000, $1,929,000 and $538,000, respectively, attributable to the LTIP. The Partnership has recorded this amount as compensation expense in accordance with variable plan accounting. Effective January 1, 2003, the Compensation Committee approved additional grants of 139,705 restricted units, which will vest September 30, 2005, subject to certain financial tests.

         DEFINED CONTRIBUTION PLANS - The Partnership's employees currently participate in a defined contribution profit sharing and savings plan sponsored by the Partnership. This plan covers substantially all full-time employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The Partnership makes contributions based on matching 75% of employee contributions up to 3% of their annual compensation as well as an additional nonmatching contribution of 3/4 of 1% of their compensation. Additionally, the Partnership contributes a defined percentage of eligible earnings for certain employees not covered by the defined benefit plan described below. The Partnership's expense for its plan was approximately $2,565,000, $2,430,000 and $2,050,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         DEFINED BENEFIT PLANS - Certain employees at the mining operations participate in a defined benefit plan sponsored by the Partnership. The benefit formula is a fixed dollar unit based on years of service.

         The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2002 and 2001 and the funded status of the plans reconciled with amounts reported in the Partnership's consolidated financial statements at December 31, 2002 and 2001, respectively (dollars in thousands):

                                                                        2002                2001
                                                                      --------            --------
CHANGE IN BENEFIT OBLIGATIONS:
   Benefit obligations at beginning of year                           $ 13,202            $ 10,135
   Service cost                                                          2,249               2,050
   Interest cost                                                           952                 755
   Actuarial loss                                                        1,817                 384
   Benefits paid                                                          (143)               (122)
                                                                      --------            --------
   Benefit obligation at end of year                                    18,077              13,202
                                                                      --------            --------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year                       10,508               9,500
   Employer contribution                                                 3,661               1,500
   Actual loss on plan assets                                           (1,594)               (370)
   Benefits paid                                                          (143)               (122)
                                                                      --------            --------
   Fair value of plan assets at end of year                             12,432              10,508
                                                                      --------            --------

   Funded status                                                        (5,645)             (2,694)

   Unrecognized prior service cost                                         187                 235
   Unrecognized actuarial loss                                           5,275                 814
                                                                      --------            --------

           Net amount recognized                                      $   (183)           $ (1,645)
                                                                      ========            ========
AMOUNTS RECOGNIZED IN STATEMENT OF FINANCIAL POSITION:
   Accrued benefit liability                                          $ (5,645)           $ (2,694)
   Intangible asset                                                        187                 235
   Accumulated other comprehensive income                                5,275                 814
                                                                      --------            --------

           Net amount recognized                                      $   (183)           $ (1,645)
                                                                      ========            ========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
   Discount rate                                                          6.75%               7.25%
   Expected return on plan assets                                         9.00%               9.00%

                                                                        2002                 2001          2000
                                                                      --------            --------        -------
COMPONENTS OF NET PERIODIC BENEFIT COST:
   Service cost                                                       $  2,249            $  2,050        $ 1,971
   Interest cost                                                           952                 755            596
   Expected return on plan assets                                       (1,050)               (888)          (737)
   Prior service cost                                                       48                  48             48
   Net gain                                                                  -                   -            (49)
                                                                      --------            --------        -------
           Net periodic benefit cost                                  $  2,199            $  1,965        $ 1,829
                                                                      ========            ========        =======

           Effect on minimum pension liability                        $  4,461            $    814        $     -
                                                                      ========            ========        =======

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

         Discounting resulted in reducing the accrual for reclamation and mine closing costs by $12,429,000 and $12,184,000 at December 31, 2002 and 2001, respectively. Estimated payments of reclamation and mine closing costs as of December 31, 2002 are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
    2003                                                    $  1,186
    2004                                                       2,702
    2005                                                       3,726
    2006                                                       2,430
    2007                                                           -
    Thereafter                                                21,710
                                                            --------

Aggregate undiscounted reclamation and mine closing           31,754
Effect of discounting                                         12,429
                                                            --------

Total reclamation and mine closing costs                      19,325
Less current portion                                           1,186
                                                            --------

Reclamation and mine closing costs                          $ 18,139
                                                            ========

         The following table presents the activity affecting the reclamation and mine closing liability (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              2002         2001         2000
                                            --------     --------     --------
Beginning balance                           $ 16,465     $ 16,018     $ 14,796
Accrual                                        1,131          943        1,074
Payments                                        (709)        (454)        (764)
Allocation of liability associated with
   acquisition and mine development            2,438          (42)         912
                                            --------     --------     --------

Ending balance                              $ 19,325     $ 16,465     $ 16,018
                                            ========     ========     ========

13.      PNEUMOCONIOSIS ("BLACK LUNG") BENEFITS

         Certain mine operating entities of the Partnership are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay black lung benefits to eligible employees and former employees and their dependents.

         The Partnership changed its method of estimating black lung benefits liability effective January 1, 2001 to the service cost method (Note
         3). Under the service cost method the calculation of the actuarial present value of the estimated black lung obligation is based on an actuarial study performed by an independent actuary. Actuarial gains or losses are amortized over the remaining service period of active miners. The discount rate used to calculate the estimated present value of future obligations was 5.5% at December 31, 2002 and 2001, respectively.

         The reconciliation of changes in benefit obligations at December 31, 2002 and 2001 is as follows (in thousands):

                                                                     2002         2001
                                                                   --------     --------
Benefit obligations at beginning of year, including cumulative effect of accounting change of $7,939 effective
   January 1, 2001 (Note 3)                                        $ 14,615     $ 13,712
Service cost                                                            783          464
Interest cost                                                           811          705
Actuarial loss                                                           45            -
Benefits paid                                                          (187)        (266)
                                                                   --------     --------

Benefit obligations at end of year                                 $ 16,067     $ 14,615
                                                                   ========     ========

         The Partnership previously accrued the black lung benefits liability based upon the actuarially computed present and future claims. The cost due to change in the estimate of black lung benefits charged to operations for the year ended December 31, 2000 was $123,000.

         The U.S. Department of Labor has issued revised regulations that will alter the claims process for the federal black lung benefit recipients. Both the coal and insurance industries have challenged certain provisions of the revised regulations through litigation, but the regulations were upheld, with some exceptions as to the retroactive application of the regulations. The revised regulations are expected to result in an increase in the incidence and recovery of black lung claims.

14.      RELATED PARTY TRANSACTIONS

         ADMINISTRATIVE SERVICES - The Partnership Agreement provides that the Managing GP and its affiliates be reimbursed for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership, including, but not limited to, management's salaries and related benefits, and accounting, budget, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services. The Managing GP may determine in its sole discretion the expenses that are allocable to the Partnership. Total costs billed by the Managing GP and its affiliates to the Partnership were approximately $6,559,000, $6,503,000, and $3,899,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         WARRIOR COAL ACQUISITION - On February 14, 2003, the Partnership acquired Warrior Coal, LLC ("Warrior Coal") from an affiliate, ARH Warrior Holdings, Inc. ("ARH Warrior Holdings") a subsidiary of ARH, pursuant to an Amended and Restated Put and Call Option Agreement ("Put/Call Agreement"). Warrior Coal purchased the capital stock of Roberts Bros. Coal Co., Inc., Warrior Coal Mining Company, Warrior Coal Corporation and certain assets of Christian Coal Corp. and Richland Mining Co., Inc. in January 2001. The Managing GP had previously declined the opportunity to purchase these assets as the Partnership had previously committed to major capital expenditures at two existing operations. As a condition to not exercising its right of first refusal, the Partnership requested that ARH Warrior Holdings enter into a put and call arrangement for Warrior Coal. ARH Warrior Holdings and the Partnership, with the approval of the Conflicts Committee of the Managing GP, entered into the Put/Call Agreement in January 2001. Concurrently, ARH Warrior Holdings acquired Warrior Coal in January 2001 for $10.0 million.

         The Put/Call Agreement preserved the opportunity for the Partnership to acquire Warrior Coal during a specified time period at a price significantly greater than the price paid by ARH Warrior Holdings. Under the terms of the Put/Call Agreement, ARH Warrior Holdings exercised its put option requiring the Partnership to purchase Warrior Coal at a put option price of approximately $12.7 million.

         The option provisions of the Put/Call Agreement were subject to certain conditions (unless otherwise waived), including, among others, (a) the non-occurrence of a material adverse change in the business and financial condition of Warrior Coal, (b) the prohibition of any dividends or other distributions to Warrior Coal's shareholders, (c) the maintenance of Warrior Coal's assets in good working condition, (d) the prohibition on the sale of any equity interest in Warrior Coal except for the options contained in the Put/Call Agreement, and (e) the prohibition on the sale or transfer of Warrior Coal's assets except those made in the ordinary course of its business.

         The Put/Call Agreement option prices reflected negotiated sale and purchase amounts that both parties determined would allow each party to satisfy acceptable minimum investment returns in the event either the put or call options were exercised. In January 2001 and in December 2002, the Partnership developed financial projections for Warrior Coal based on due diligence procedures it customarily performs when considering the acquisition of a coal mine. The assumptions underlying the financial projections made by the Partnership for Warrior Coal included, among others, (a) annual production levels ranging from 1.5 million to 1.8 million tons, (b) coal prices at or below the then current coal prices and (c) a discount rate of 12 percent. Based on these financial projections, as of December 31, 2002 and 2001, the Partnership believed that the fair value of Warrior Coal was equal to or greater than the put option exercise price.

         The put option price of $12.7 million was paid to ARH Warrior Holdings in accordance with the terms of the Put/Call Agreement, as amended to extend the put option period through February 28, 2003. In addition, the Partnership repaid Warrior Coal's borrowings of $17.0 million under the revolving credit agreement between the Special GP and Warrior Coal. The primary borrowings under the revolving credit agreement financed new infrastructure capital projects at Warrior Coal that are expected to improve productivity and significantly increase capacity. The Partnership funded the Warrior Coal acquisition through a portion of the proceeds received from the issuance of 2,250,000 common units (Note
         19). Based on the Partnership's current financial projections, the Partnership continues to believe that the fair value of Warrior Coal is equal to or greater than the put option exercise price. Because the Warrior Coal acquisition was between entities under common control, it will be accounted for at historical cost in a manner similar to that used in a pooling of interests.

         Under the terms of the Put/Call Agreement, the Partnership assumed certain other obligations, including a mineral lease and sublease with SGP Land, LLC ("SGP Land"), a subsidiary of the Special GP, covering coal reserves that have been and will continue to be mined by Warrior Coal. The terms and conditions of the mineral lease and sub-lease remained unchanged.

     During 2002 and 2001, the Partnership provided management and administrative services to Warrior Coal under an administrative service agreement. Under this agreement, the Partnership recognized approximately $929,000 and $1,019,000 as a reduction of general and administrative expenses during the years ended December 31, 2002 and 2001, respectively.

     During 2001, the Partnership entered into an agreement with Warrior Coal to perform certain reclamation procedures for the Partnership. The total estimated cost of the reclamation procedures covered by this agreement is $475,000 of which approximately $97,000 and $160,000 was paid to Warrior Coal for the years ended December 31, 2002 and 2001, respectively.

     During 2002 and 2001, the Partnership made coal purchases of approximately $36,700,000 and $3,135,000, respectively, from Warrior Coal. Accounts payable to Warrior Coal of $3,400,000 and $1,876,000 is included in the amount due to affiliates at December 31, 2002 and 2001, respectively. During 2002, the Partnership made coal sales of approximately $3.5 million to Warrior Coal. Accounts receivable from Warrior Coal of $1.4 million offset a portion of the amount due to affiliates at December 31, 2002.

     SGP LAND - The Partnership has a mineral lease and sublease with SGP Land requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. The Partnership paid annual minimum royalties of $2.7 million during each of the three years in the period ended December 31, 2002.

     The Partnership also has an option to lease and/or sublease certain reserves from SGP Land, which reserves are contiguous to the Partnership's Hopkins County Coal LLC mining complex. Under the terms of the option to lease and sublease, the Partnership paid option fees of $684,000 during the years ended December 31, 2002 and 2001. The anticipated annual minimum royalty obligation is $684,000, payable in advance, from 2003 through 2009.

     In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining, LLC ("MC Mining"). Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty obligation of $300,000 until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $568,000 and $705,000 for the years ended December 31, 2002 and 2001, respectively.

     SPECIAL GP - The Partnership has a noncancelable operating lease arrangement with the Special GP for the coal preparation plant and ancillary facilities at the Gibson County Coal, LLC mining complex. Based on the terms of the lease, the Partnership will make monthly payments of approximately $216,000 through January 2011. Lease expense incurred for each of the three years in the period ended December 31, 2002 was $2,595,000.

     The Partnership entered into agreements with three banks to provide letters of credit in an aggregate amount of $35.0 million to maintain surety bonds to secure its obligations for reclamation liabilities and workers' compensation benefits. At December 31, 2002, the Partnership had $21.6 million in outstanding letters of credit. The Special GP guarantees these letters of credit, and as a result the Partnership has agreed to compensate the Special GP for a guarantee fee equal to 0.30% per annum of the face amount of the letters of credit outstanding. The Partnership paid approximately $48,200 and $8,800 in guarantee fees to the Special GP for the years ended December 31, 2002 and 2001, respectively.

15.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS - The Partnership leases buildings and equipment under operating lease agreements which provide for the payment of both minimum and contingent rentals. The Partnership also has a noncancelable lease with the Special GP (Note 14). Future minimum lease payments under operating leases are as follows (in thousands):

                      AFFILIATE      OTHERS         TOTAL
                      ---------     --------       --------
YEAR ENDING
DECEMBER 31,
 2003                 $   2,595     $    780       $  3,375
 2004                     2,595          792          3,387
 2005                     2,595          795          3,390
 2006                     2,595          627          3,222
 2007                     2,595          451          3,046
Thereafter                8,000          213          8,213
                      ---------     --------       --------
                      $  20,975     $  3,658       $ 24,633
                      =========     ========       ========

     Lease expense under all operating leases was $4,235,000, $4,224,000, $1,409,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

     In October 2002, the Partnership entered into a master equipment lease. The Partnership's credit facilities limit the amount of total operating lease obligations to $10 million payable in any period of 12 consecutive months. This master equipment lease is subject to this limitation on lease obligations. There was no equipment leased under the master equipment lease at December 31, 2002.

     CONTRACTUAL COMMITMENTS - In connection with the expansion of an existing mine into adjacent coal reserves and construction of a new mine shaft at another existing mine, the Partnership has remaining contractual commitments of approximately $6.0 million at December 31, 2002.

     GENERAL LITIGATION - The Partnership is involved in various lawsuits, claims and regulatory proceedings, incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of such proceedings, when a loss is probable and the amount is reasonably determinable. The Partnership also recorded an expense of $2,675,000 consisting of $675,000 relating to a settlement and $2,000,000 attributable to contingencies associated with third-party claims arising out of its mining operations, which is reflected in "Unusual items" in the accompanying consolidated statements of income for the year ended December 31, 2000. In the opinion of management, the outcome of such matters to the extent not previously provided for or covered under insurance, will not have a material adverse effect on the Partnership's business, financial position or results of operations, although management cannot give any assurance to that effect.

     OTHER - During September 2002, the Partnership completed its annual property insurance and casualty renewal. In general, recent insurance carrier losses worldwide have created a tightening market reducing available capacity for underwriting property insurance. As a result, the Partnership and its affiliates increased the deductible for commercial property insurance from $1.0 million to $3.5 million and, in addition, retained a participating interest along with its insurance carriers in the commercial property program at various levels up to 15.48%. The aggregate maximum limit in the commercial property program is $50.0 million per occurrence of which the Partnership would be responsible for a maximum limit of $7.7 million for each occurrence. While the Partnership does not have a significant history of material insurance claims, the ultimate amount of occurrences incurred and claims made, if any, are dependent on future developments. The Partnership cannot assure that it will not experience significant insurance claims in the future, which as a result of the Partnership's participation in the commercial property program, could have a material adverse effect on its business, financial condition and results of operations.

     The Partnership is involved in a dispute with PSI Energy Inc. ("PSI") concerning the procedures for and testing of a certain coal quality specification relating to the minimum Hardgrove Grindability Index (i.e., physical hardness of coal) of coal supplied by its Gibson County Coal mining complex. Gibson County Coal and PSI have had on-going discussions since March 2001 concerning the procedures for and testing of coal supplied by the Gibson County Coal mining complex, and have been unable to resolve their differences to-date. During March and April 2002, PSI withheld approximately $234,000 in payments due to Gibson County Coal. PSI has not withheld any additional payments and has verbally advised that it does not intend to withhold any future payments until this dispute is resolved. PSI claimed damages of $2,220,000 at December 31, 2002.

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

16.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Partnership has significant long-term coal supply agreements, some of which contain prospective price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, when the coal is sold other than FOB the mine, changes in transportation rates. Total revenues to major customers, including transportation revenues (Note
     2), which exceed ten percent of total revenues (Customers D and E comprise less than one percent and seven percent of total revenues in 2002, respectively) are as follows (in thousands):

                           YEAR ENDED DECEMBER 31,
                      -------------------------------
                         2002       2001       2000
                      ---------    -------    -------
Customer A            $ 113,094    $   540    $     -
Customer B               69,933     74,091     58,498
Customer C               72,224     63,241     67,234
Customer D                1,047     47,492     61,007
Customer E               32,491     32,614     38,713

     Trade accounts receivable from these customers totaled approximately $17.2 million at December 31, 2002. The Partnership's bad debt experience has historically been insignificant, however the Partnership established an allowance of $763,000 during 2001, due to the Partnership's total credit exposure to Enron Corp., which filed for bankruptcy protection during December 2001. Financial conditions of its customers could result in a material change to this estimate in future periods. The coal supply agreements with Customers A, C, D and E expire in 2006 and Customer B in 2010.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the quarterly operating results for the Partnership is as follows (in thousands, except unit and per unit data):

                                                                      QUARTER ENDED
                                             -----------------------------------------------------------
                                              MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                2002           2002            2002            2002
                                             -----------    -----------    -------------    ------------
Revenues                                     $   125,051    $   126,829    $   132,171      $   133,691
Operating income                                  14,738         18,019          9,268           10,249
Income before income taxes                        11,220         14,220          4,801            6,223
Net income                                        11,220         14,220          4,801            6,048

Basic net income per limited partner unit    $      0.71    $      0.90    $      0.31      $      0.38
Diluted net income per limited
   partner unit                              $      0.69    $      0.88    $      0.30      $      0.37
Weighted average number of units
   outstanding - basic                        15,405,311     15,405,311     15,405,311       15,405,311
Weighted average number of units
   outstanding - diluted                      15,841,062     15,842,657     15,844,316       15,842,783

                                                                          QUARTER ENDED
                                                    --------------------------------------------------------------
                                                      MARCH 31,       JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                                      2001 (1)         2001              2001            2001
                                                    ------------    -------------    -------------   -------------
Revenues                                            $    106,752    $    110,722     $    117,894    $    110,932
Operating income                                           8,456           4,012           11,943             803
Net income (loss)                                         12,375             (46)           7,816          (3,045)

Basic net income (loss) per limited partner unit    $       0.79    $      (0.01)    $       0.50    $      (0.19)
Basic net income (loss) per limited partner unit
   before accounting change                         $       0.28    $      (0.01)    $       0.50    $      (0.19)
Diluted net income (loss) per limited
   partner unit                                     $       0.77    $      (0.01)    $       0.49    $      (0.19)
Diluted net income (loss) per limited
   partner unit before accounting change            $       0.28    $      (0.01)    $       0.49    $      (0.19)
Weighted average number of units
   outstanding - basic                                15,405,311      15,405,311       15,405,311      15,405,311
Weighted average number of units
   outstanding - diluted                              15,680,594      15,681,411       15,678,013      15,708,968

(1) The Partnership changed its method of estimating black lung benefits liability effective January 1, 2001. The cumulative effect of this change resulted in the reduction of this liability and a corresponding increase in net income of $7,939,000 for the quarter (Note 3).

         Operating income in the above table represents income from operations before interest expense.

18.  REGISTRATION STATEMENT

     The Partnership filed a shelf registration statement on April 1, 2002 to register common units representing limited partner interests and debt securities, including guarantees. The Partnership, exclusive of its investment in all of its wholly-owned operating subsidiaries, has no independent assets or operations. If a series of debt securities is guaranteed, such series will be guaranteed by all of the Partnership's operating subsidiaries on a full and unconditional and joint and several basis.

19.  SUBSEQUENT EVENTS

     On February 14, 2003, the Partnership completed a public offering of 2,250,000 common units and received net proceeds of approximately $48.5 million, before expenses, other than underwriters fees and on March 14, 2003, received net proceeds of approximately $6.2 million, before expenses, from the exercise of the underwriters option to purchase an additional 288,000 common units. The Partnership used the net proceeds to fund the purchase of Warrior Coal and for working capital and general partnership purposes.

     The Partnership acquired Warrior Coal on February 14, 2003 pursuant to the terms of an Amended and Restated Put/Call Agreement with ARH Warrior Holdings, a subsidiary of ARH. The Partnership paid the put option price of $12.7 million and repaid Warrior Coal's borrowings of $17.0 million under the revolving credit agreement between the Special GP and Warrior Coal. Because the Warrior Coal acquisition is between entities under common control, it will be accounted for at historical cost in a manner similar to that used in a pooling of interests.

                                   * * * * * *

SCHEDULE II

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                       BALANCE AT      ADDITIONS                    BALANCE AT
                                       BEGINNING      CHARGED TO                      END OF
                                        OF YEAR         INCOME       DEDUCTIONS       YEAR

                                                          (In Thousands)
2002

Allowance for doubtful accounts          $  763         $    -          $  -          $  763
                                         ======         ======          ====          ======

2001

Allowance for doubtful accounts          $    -         $  763          $  -          $  763
                                         ======         ======          ====          ======

A table for fiscal year ended December 31, 2000 has been omitted because there was no allowance for doubtful accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. IRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

     As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our managing general partner. The following table shows information for the directors and executive officers of the managing general partner. Executive officers and directors are elected until death, resignation, retirement, disqualification, or removal.

        NAME                AGE           POSITION WITH OUR MANAGING GENERAL PARTNER
--------------------        ---           ------------------------------------------
Joseph W. Craft III         52      President, Chief Executive Officer and Director

Robert G. Sachse            54      Executive Vice President and Vice Chairman of the Board

Thomas L. Pearson           49      Senior Vice President - Law and Administration,
                                    General Counsel and Secretary

Charles R. Wesley           48      Senior Vice President -  Operations

Gary J. Rathburn            52      Senior Vice President -  Marketing

Michael J. Hall             58      Director and Member of the Audit* and Conflicts
                                    Committees

John J. MacWilliams         47      Director

Preston R. Miller, Jr.      54      Director and Member of the Compensation* Committee

John P. Neafsey             63      Chairman of the Board and Member of Audit, Compensation
                                    and Conflicts Committees

John H. Robinson            52      Director and Member of Audit, Compensation and
                                    Conflicts Committees

*Indicates Chairman of Committee

     Joseph W. Craft III has been President, Chief Executive Officer and a Director since August 1996 and has indirect majority ownership of our managing general partner. Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had been previously that company's General Counsel and Chief Financial Officer. Before joining MAPCO, Mr. Craft was an attorney at Falcon Coal Corporation and Diamond Shamrock Coal Corporation. He is past Chairman of the National Coal Council, a Board and Executive Committee Member of the National Mining

Association, and a Director of the Center for Energy and Economic Development. Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctor degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology.

     Robert G. Sachse has been Executive Vice President and Vice Chairman since August 2000. Prior to his current position, Mr. Sachse was Executive Vice President and Chief Operating Officer of MAPCO Inc. from 1996 to 1998 when MAPCO merged with The Williams Companies. He held various positions with MAPCO Coal Inc. from 1982 to 1991, and was promoted to President of MAPCO Natural Gas Liquids in 1992. Mr. Sachse holds a Bachelor of Science degree from Trinity University and a Juris Doctor degree from the University of Tulsa.

     Thomas L. Pearson has been Senior Vice President -- Law and Administration, General Counsel and Secretary since August 1996. Mr. Pearson previously was Assistant General Counsel of MAPCO Inc., and served as General Counsel and Secretary of MAPCO Coal Inc. from 1989 to 1996. Before joining the company, he was General Counsel and Secretary of McLouth Steel Products Corporation, Corporate Counsel for Midland-Ross Corporation, and an attorney for Arter & Hadden, a law firm in Cleveland, Ohio. Mr. Pearson's current and past business, charitable and education involvement includes Trustee of the Energy and Mineral Law Foundation, Vice Chairman, Legal Affairs Committee, National Mining Association, and Member, Dean's Committee, The University of Iowa College of Law. Mr. Pearson holds a Bachelor of Arts degree in History and Communications from DePauw University and a Juris Doctor degree from The University of Iowa.

     Charles R. Wesley has been Senior Vice President -- Operations since August 1996. He joined the company in 1974 when he began working for Webster County Coal Corporation as an engineering co-op student. In 1992, Mr. Wesley was named Vice President -- Operations for Mettiki Coal Corporation. He has served the industry as past President of the West Kentucky Mining Institute and National Mine Rescue Association Post 11, and he has served on the Board of the Kentucky Mining Institute. Mr. Wesley holds a Bachelor of Science degree in Mining Engineering from the University of Kentucky.

     Gary J. Rathburn has been Senior Vice President -- Marketing since August 1996. He joined MAPCO Coal Inc. as Manager of Brokerage Coals in 1980. Since that time, he has managed all phases of the marketing group involving transportation and distribution, international sales and the brokering of coal. Prior to joining the company, Mr. Rathburn was employed by Eastern Associated Coal Corporation in its International Sales and Brokerage groups. Active in many industry-related groups, he was a Director of The National Coal Association and Chairman of the Coal Exporters Association for several years. Mr. Rathburn holds a Bachelor of Arts degree in Political Science from the University of Pittsburgh and has participated in industry-related programs at the World Trade Institute, Princeton University and the Colorado School of Mines.

     Michael J. Hall became a Director in March 2003. Mr. Hall is Vice President
- Finance and Chief Financial Officer of Matrix Service Company and serves on its Board of Directors. Prior to working for Matrix, Mr. Hall was Vice President and Chief Financial Officer of Pexco Holdings, Inc., Vice President - Finance and Chief Financial Officer for Worldwide Sports & Recreation, Inc. an affiliated company of Pexco and worked for T.D. Williamson, Inc., as Senior Vice President, Chief Financial and Administrative Officer, and Director of Operations -- Europe, Africa and Middle East Region. Mr. Hall holds a Bachelor of Science degree in Accounting from Boston College and a Master of Business Administration from Stanford University. Mr. Hall is Chairman of the Audit Committee and a Member of the Conflicts Committee. .

     John J. MacWilliams, a General Partner of The Beacon Group, LP, has served as a Director since June 1996. Mr. MacWilliams' previous positions include serving as a General Partner of JP Morgan Partners, Executive Director of Goldman Sachs International in London, Vice President for Goldman Sachs & Co.'s

Investment Banking Division in New York, and as an attorney at Davis Polk & Wardwell in New York. He also is a Director of Compagnie Generale de Geophysique. Mr. MacWilliams holds a Bachelor of Arts degree from Stanford University, Master of Science degree from Massachusetts Institute of Technology, and a Juris Doctor degree from Harvard Law School.

     Preston R. Miller, Jr., a General Partner of The Beacon Group, LP, has served as a Director since June 1996. Mr. Miller's previous positions include serving as a General Partner of JP Morgan Partners and as Vice President for Goldman Sachs & Co.'s Structured Finance Group in New York City where he had global responsibility for coverage of the independent power industry, asset-backed power generation, and oil and gas financing. He also has a background in credit analysis, and was head of the revenue bond rating group at Standard & Poor's Corp. Mr. Miller holds a Bachelor of Arts degree from Yale University and a Master of Public Administration degree from Harvard University. Mr. Miller is the Chairman of our Compensation Committee.

     John P. Neafsey has served as Chairman since June 1996. Mr. Neafsey is President of JN Associates, an investment consulting firm. Mr. Neafsey served as President and CEO of Greenwich Capital Markets from 1990 to 1993 and a Director since its founding in 1983. Positions that Mr. Neafsey held during a 23-year career at The Sun Company include Executive Vice President responsible for Canadian operations, Sun Coal Company and Helios Capital Corporation; Chief Financial Officer; and other executive positions with numerous subsidiary companies. He is or has been active in a number of organizations, including the following: Director for The West Pharmaceutical Services Company and Longhorn Partners Pipeline, Inc. Trustee Emeritus and Presidential Counselor, Cornell University, and Overseer of Cornell-Weill Medical Center. Mr. Neafsey holds Bachelor and Master of Science degrees in Engineering and a Master of Business Administration degree from Cornell University. Mr. Neafsey is a Member of the Audit, Conflicts and Compensation Committees.

     John H. Robinson became a Director in December 1999. Mr. Robinson is Executive Director of Metilinx Inc, a systems optimization software company. From 2000 to 2002, he was Executive Director of the Technology Services Division of Amey plc, a British support services business. Mr. Robinson served as Vice Chairman of Black & Veatch from 1997 to 2000. He began his career at Black & Veatch in 1973 and was a General Partner and Managing Partner prior to becoming Vice Chairman when the firm incorporated. Mr. Robinson is a Director of Coeur d'Alene Mining Corporation. Mr. Robinson holds Bachelor and Master of Science degrees in Engineering from the University of Kansas and is a graduate of the Owner-President-Management Program at the Harvard Business School. He is a Member of our Audit, Compensation, and Conflicts Committees.

     The position of Chairman of the Conflicts Committee of our managing general partner is currently open because of the retirement of Mr. Paul Tregurtha from the Board of Directors in December 2002. We expect that one of the current committee members will be elected as Chairman of the Conflicts Committee.

     The Chief Financial Officer position of our managing general partner is currently open and an executive search is underway to find an individual to fill this position. Until this position is filled, the responsibilities of the Principle Financial Officer is jointly shared by Messrs. Joseph W. Craft and Cary P. Marshall, Vice President - Corporate Finance and Treasurer. The responsibilities of the Principle Accounting Officer are performed by Dale G. Wilkerson, Vice President and Controller.

SECTION 16(a)    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities.

Such persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to it, or written representations from certain reporting persons, we believe that during 2002 none of our officers and directors was delinquent with respect to any of the filing requirements under Rule 16(a) other than Mr. Sachse who did not timely file a Form 4 for a purchase on October 2, 2002, but has since filed a Form 4 with respect to this transaction.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain compensation information for the Chief Executive Officer, the former Chief Financial Officer, and each of the four other most highly compensated executive officers of our managing general partner in excess of $100,000 in 2002, 2001 and 2000. We reimburse our managing general partner and its affiliates for expenses incurred on our behalf, including the cost of officer compensation allocable to us.

SUMMARY COMPENSATION TABLE

                                                                      ANNUAL COMPENSATION             LONG TERM
                                                           ----------------------------------------  COMPENSATION
                                                                                       OTHER ANNUAL   RESTRICTED    ALL OTHER
                                                                            BONUS      COMPENSATION  STOCK AWARDS  COMPENSATION
     NAME AND PRINCIPAL POSITIO                   YEAR       SALARY          (1)           (2)           (3)            (4)
-------------------------------------------------------------------------------------------------------------------------------
Joseph W. Craft III,                              2002     $  328,955     $  227,000    $   1,075     $1,237,500    $  52,171
President, Chief Executive Officer                2001        314,700        130,000        5,250        781,875       50,562
and Director                                      2000        292,950         94,200            -        678,150       63,695

Thomas L. Pearson,                                2002        196,178         83,000        1,750        222,750       32,631
Senior Vice President-Law and                     2001        192,000         63,000        1,167        140,738       31,914
Administration, General Counsel and Secretary     2000        177,000         45,000        1,550        122,067       43,856

Michael L. Greenwood (5)                          2002        180,267              -            -        222,750       93,250
Senior Vice President-Chief                       2001        162,650         50,000            -        140,738       24,531
Financial Officer and Treasurer                   2000        151,400         45,000            -        122,067       26,009

Charles R. Wesley,                                2002        211,504        130,000            -        247,500       33,001
Senior Vice President-Operations                  2001        202,000         65,000          925        156,375       33,286
                                                  2000        187,000         47,600        1,500        135,630       32,802

Gary J. Rathburn,                                 2002        170,634         90,000        2,285        233,750       29,884
Senior Vice President-Marketing                   2001        167,000         70,000        3,000        140,738       26,702
                                                  2000        152,000         45,000        1,500        122,067       28,008

Robert G. Sachse (6)                              2002        180,392      -     -      61,875     25,470
Executive Vice President,                         2001        180,265      -     -      39,096     21,976
Vice Chairman and Director                        2000         62,981      -     -           -      5,149

(1) Amounts awarded under the Short-Term Incentive Plan. See "Short-Term Incentive Plan" below.

(2) Amounts reimbursed for income tax preparation and financial planning services.

(3) Awards under the Long-Term Incentive Plan. The amount represents the value of restricted units at the effective date of grant. The total number of restricted units and their aggregate market value as of December 31, 2002, were: Mr. Craft, 140,000 units valued at $3,390,800; Mr. Pearson, 25,200 units valued at $610,344; Mr. Greenwood, 25,200 units valued at $610,344; Mr. Wesley, 28,000 units valued at $678,160; Mr. Rathburn, 25,600 units valued at $620,032; Mr. Sachse 4,500 units valued at $108,990. Units granted under the Long-Term Incentive Plan do not vest until the end of the subordination period, which will generally not end before September 30, 2004. See "Long-Term Incentive Plan" below.

(4) Amounts represent (a) the managing general partner's matching contributions to its 401(k) Plan, (b) the managing general partner's contribution to its Supplemental Executive Retirement Plan (SERP), (c) in regard to Mr. Greenwood only, a payment of $85,050 in accordance with the terms of the SERP and (d) in regard to Mr. Sachse only, the managing general partner's contribution to its Directors Compensation Program.

(5) Mr. Greenwood separated from service effective May 17, 2002, Under the terms of his severance agreement he continued to receive compensation during 2002.

(6) Mr. Sachse was hired effective August 14, 2000; therefore his 2000 compensation information is for the period from August 14, 2000 to December 31, 2000.

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

     In addition, each non-employee director participates in the Long-Term Incentive Plan. The directors restricted units vest in accordance with the procedures described below. Messrs. MacWilliams and Miller have declined compensation under the Directors and Long-Term Incentive Plans.

     Mr. Sachse has a consulting agreement with the managing general partner for a term of three years, commencing August 14, 2000. The consulting agreement provides that Mr. Sachse will serve as Executive Vice President of the managing general partner and devote his services on a part-time basis. In addition to compensation received under the Directors and Long-Term Incentive Plans described above, Mr. Sachse is entitled to receive an annual fee of $150,000, payable in arrears monthly. Mr. Sachse also is entitled to receive quarterly payments in arrears of $7,500, less the market value of 250 common units calculated by the closing sales price per common unit averaged over the immediately preceding ten trading days. A copy of the consulting agreement with Mr. Sachse is an exhibit hereto.

EMPLOYMENT AGREEMENTS

     The executive officers of the managing general partner and some additional members of senior management will enter into employment agreements among the executive officer or member of senior management, on the one hand, and the managing general partner on the other. We reimburse the managing general partner for the compensation and benefits costs under these agreements. This summary of the terms of the employment agreements does not purport to be complete, but outlines their material provisions. A form of the agreements with each of Messrs. Craft, Pearson, Wesley and Rathburn is an exhibit hereto.

     Each of the form of employment agreements had an initial term that expired on December 31, 2002, but automatically extend for successive one-year terms unless either party gives 12 months prior notice to the other party. The form of employment agreements provide for a base salary, subject to review annually, of $334,828, $199,680, $215,280 and $173,680 for Messrs. Craft, Pearson, Wesley and
Rathburn, respectively. The employment agreements provide for continued salary payments, bonus and benefits for a period of three years, in the case of Mr. Craft, and 18 months, in the case of Messrs. Pearson, Wesley and Rathburn, following termination of employment, except in the case of a change of control of the managing general partner.

     In the case of a "change of control" as defined in the agreements, in lieu of the continuation of salary and benefits, that executive will be entitled to a lump sum payment in an amount equal to three times base salary plus bonus, in the case of Mr. Craft, and two times base salary plus bonus in the case of Messrs. Pearson, Wesley and Rathburn. Unless the executive waives his or her right to the continuation of base salary and bonus, the agreements provide for a noncompetition period of 18 months. The noncompetition period does not apply after a change in control. Amounts paid by the managing general partner pursuant to the employment agreements will be reimbursed by us.

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

     The LTIP is administered by the Compensation Committee of the managing general partner's Board of Directors. Annual grant levels for designated participants are recommended by the President and CEO of the managing general partner, subject to the review and approval of the Compensation Committee. We will reimburse the managing general partner for all costs incurred pursuant to the programs described below. Grants are made of either restricted units, which are "phantom" units that entitle the grantee to receive a common unit or an equivalent amount of cash upon the vesting of a phantom unit, or options to purchase common units. Common units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by the managing general partner in the open market at a price equal to the then prevailing price, or directly from Alliance Resource Holdings or any other third party, including units newly issued by us, or use units already owned by the managing general partner, or any combination of the foregoing. The managing general partner is entitled to reimbursement by us for the cost incurred in acquiring these common units or in paying cash in lieu of common units upon vesting of the restricted units. If we issue new common units upon payment of the restricted units or unit options instead of purchasing them, the total number of common units outstanding will increase. The aggregate number of units reserved for issuance under the LTIP is 600,000. Effective January 1, 2002, 2001 and 2000, the Compensation Committee approved initial grants of 133,885, 129,200 and 142,100 restricted units, vesting at the end of the subordination period, which generally will not end before September 30, 2004. As of December 31, 2002,

15,050 units have been forfeited. Effective as of January 1, 2003, the Compensation Committee approved additional grants of 139,705 restricted units, which vest September 30, 2005, subject to certain financial tests.

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

     Unit Options. We have not made any grants of unit options. The Compensation Committee, in the future, may decide to make unit option grants to employees and directors containing the specific terms as the Committee determines. When granted, unit options will have an exercise price set by the Compensation Committee which may be above, below or equal to the fair market value of a common unit on the date of grant. Unit options, if any, granted during the subordination period will become exercisable upon, and in the same proportions as, the conversion of the subordinated units to common units, or at a later date as determined by the Compensation Committee in its sole discretion.

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

Long-Term Incentive Plan - Awards in Last Fiscal Year

                                             PERFORMANCE OR
                                           OTHER PERIOD UNTIL
                           NUMBER OF         MATURATION OR
                           UNITS (1)          PAYOUT (2)
                           ---------       ------------------
Joseph W. Craft III          45,000            33 Months
Thomas L. Pearson             8,100            33 Months
Michael L. Greenwood          8,100            33 Months
Charles R. Wesley             9,000            33 Months
Gary J. Rathburn              8,500            33 Months
Robert G. Sachse              2,250            33 Months

(1) Units granted under the LTIP will vest at the end of the subordination period. The subordination period will end if certain financial tests contained in the partnership agreement are met for three consecutive four-quarter periods, but not sooner than September 30, 2004.

         (2) The number of units granted is not subject to minimum thresholds, targets or maximum payout conditions.

SHORT-TERM INCENTIVE PLAN

     Effective January 1, 1999, the managing general partner adopted a Short-Term Incentive Plan (STIP) for management and other salaried employees. The STIP is designed to enhance the financial performance by rewarding management and our salaried employees and those of the managing general partner with cash awards for our achieving an annual financial performance objective. The annual performance objective for each year is recommended by the President and CEO of the managing general partner and approved by the Compensation Committee of its Board of Directors prior to or during January of that year. The STIP is administered by the Compensation Committee. Individual participants and payments each year are determined by and in the discretion of the Compensation Committee, and the managing general partner is able to amend the plan at any time. The managing general partner is entitled to reimbursement by us for the costs incurred under the STIP.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Effective January 1, 1997, the managing general partner adopted a supplemental executive retirement plan (SERP) for certain officers and key employees. The purpose of the SERP is to enhance our ability to retain specific officers and key employees, by providing them with the deferred compensation benefits contained in the SERP. The intent of the SERP is to provide each participant with retirement benefits that are comparable in value to those of similar retirement programs administered by other companies, as well as to align each participant's supplemental benefits under the SERP with the interests of the our unitholders. All allocations made to participants under the SERP are made in the form of "phantom" units. The SERP is administered by the Compensation Committee. The managing general partner is able to amend or terminate the plan at any time. The managing general partner is entitled to reimbursement by us for its costs incurred under the SERP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 1, 2003, regarding the beneficial ownership of common and subordinated units held by (a) each person known by the managing general partner to be the beneficial owner of 5% or more of the common and subordinated units, (b) each director and executive officer of the managing general partner and (c) all directors and executive officers of the managing general partner as a group. The managing general partner is owned by members of management. The special general partner is a wholly-owned subsidiary of Alliance Resource Holdings. The address of Alliance Resource Holdings, the managing general partner and the special general partner is 1717 South Boulder Avenue, Tulsa, Oklahoma 74119.

                                                                PERCENTAGE OF
                                                 COMMON            COMMON        SUBORDINATED      SUBORDINATED       OF TOTAL
                                                  UNITS            UNITS             UNITS             UNITS           UNITS
                                               BENEFICIALLY     BENEFICIALLY     BENEFICIALLY      BENEFICIALLY     BENEFICIALLY
        NAME OF BENEFICIAL OWNER                 OWNED (5)          OWNED            OWNED             OWNED           OWNED
---------------------------------------        ------------     -------------    ------------      ------------     ------------
Alliance Resource gp, llc (1)                   1,232,780          11.01%         6,422,531            100%             43.4%
Joseph W. Craft iii (1) (4)                     1,449,223          12.94%         6,422,531            100%             44.7%
Robert G. Sachse (1)                                6,302              *                  -              -                 *
Thomas L. Pearson (1)                              17,151              *                  -              -                 *
Charles R. Wesley (1)                              53,392              *                  -              -                 *
Gary J. Rathburn (1)                               14,793              *                  -              -                 *
John J. MacWilliams (2)                                 -              *                  -              -                 *
Preston R. Miller, jr. (2)                              -              *                  -              -                 *
John P. Neafsey (1)                                13,729              *                  -              -                 *
John H. Robinson (3)                                4,685              *                  -              -                 *
All directors and executive officers as
a group (9 persons)                             1,559,275          13.93%         6,422,531            100%             45.3%

* Less than one percent.

(1) The address of Alliance Resource GP, LLC and Messrs. Craft, Sachse, Pearson, Wesley, Rathburn and Neafsey is 1717 South Boulder Avenue, Tulsa, Oklahoma 74119.

(2) The address of Messrs. MacWilliams and Miller is The Beacon Group, LP, 275 Grove St., Suite 2-400, Newton, Massachusetts 02466.

(3) The address of Mr. Robinson is 11 Grosvenor Crescent, London, England SW1X 7EE.

(4) Mr. Craft may be deemed to share beneficial ownership of 1,232,780 common units and 6,422,531 subordinated units held by Alliance Resource GP, LLC through Alliance Resource Holdings II, Inc., of which he is the sole director and majority shareholder. Alliance Resource Holdings II holds all of the outstanding shares of Alliance Resource Holdings, Inc., which holds all of the outstanding shares of Alliance Resource GP. Mr. Craft may be deemed to share beneficial ownership of 115,695 common units held be AMH II, LLC, of which he is the sole director and majority member. Mr. Craft may be deemed to share beneficial ownership of 11,667 common units held by Alliance Management Holdings, LLC, of which he is the sole director and majority member. Mr. Craft may also be deemed to share beneficial ownership of an additional 13,500 common units held by a private foundation for which he serves as a Trustee. Mr. Craft disclaims beneficial ownership of the common units held by the private foundation.

(5) The amounts set forth do not include any restricted units granted under the LTIP.

EQUITY COMPENSATION PLAN INFORMATION

                            NUMBER OF UNITS TO BE ISSUED UPON                                         NUMBER OF UNITS REMAINING
                            EXERCISE/VESTING OF OUTSTANDING    WEIGHTED-AVERAGE EXERCISE PRICE   AVAILABLE FOR FUTURE ISSUANCE UNDER
                              OPTIONS, WARRANTS AND RIGHTS     OF OUTSTANDING OPTIONS, WARRANTS       EQUITY COMPENSATION PLANS
       PLAN CATEGORY               AS OF MARCH 1, 2003                  AND RIGHTS                       AS OF MARCH 1, 2003
EQUITY COMPENSATION PLANS
APPROVED BY UNITHOLDERS:
Long-Term Incentive Plan                514,790                             N/A                                   85,210

EQUITY COMPENSATION PLANS
NOT APPROVED BY
UNITHOLDERS:
Supplemental Executive
Retirement Plan                          38,405                             N/A                                   41,595
Deferred Compensation Plan
for Directors                            15,498                             N/A                                   34,502

     Please read "Supplemental Executive Retirement Plan" and "Compensation of Directors" under "Item 11. Executive Compensation."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The special general partner owns 1,232,780 common units and 6,422,531 subordinated units representing an aggregate 42.6% limited partner interest in us. In addition, the general partners own, on a combined basis, an aggregate 2% general partner interest in us, the intermediate partnership and the subsidiaries. The managing general partner's ability, as managing general partner, together with the special general partner's ownership of 1,232,780 common units and 6,422,531 subordinated units, effectively gives the general partners the ability to veto some of our actions and to control our management.

TRANSACTIONS BETWEEN THE PARTNERSHIP, SPECIAL GENERAL PARTNER AND ALLIANCE RESOURCE HOLDINGS

     We purchase coal from affiliates, lease a coal preparation plant and handling facilities at Gibson, lease coal reserves from our special general partner and its affiliates, provide general and administrative services to an affiliate, and receive reclamation services at Dotiki from an affiliate. Our special general partner guarantees our letters of credit. In accordance with the provisions of a put/call option agreement, we purchased Warrior from ARH Warrior in February 2003. See "Item 8. Financial Statements and Supplementary Data. -
Note 14. Related Party Transactions" and "Liquidity and Capital Resources - Related Party Transactions" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OTHER RELATED PARTY TRANSACTIONS

     J.P. Morgan Chase & Co. (Chase) is paying agent, co-administrative agent and a lender under our Credit Facility. In 2002 and 2001, we made interest and principle payments to Chase on outstanding borrowings and paid Chase customary fees for their other services. We expect that these relationships will continue in 2003. The Beacon Group is an affiliate of Chase. Messrs. MacWilliams and Miller are General Partners of the Beacon Group and Directors of the managing general partner.

OMNIBUS AGREEMENT

    Concurrent with the closing of our initial public offering, we entered into an omnibus agreement with Alliance Resource Holdings and the general partners, which governs potential competition among us and the other parties to this agreement. The omnibus agreement was amended in May 2002. Pursuant to the terms of the amended omnibus agreement, Alliance Resource Holdings agreed, and caused its controlled affiliates to agree, for so long as management controls the managing general partner, not to engage in the business of mining, marketing or transporting coal in the U.S. unless it first offers us the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors of the managing general partner, with the concurrence of its Conflicts Committee, elects to cause us not to pursue such opportunity or acquisition. In addition, Alliance Resource Holdings has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided Alliance Resource Holdings offers us the opportunity to purchase the coal assets following their acquisition. The restriction does not apply to the assets retained and business conducted by Alliance Resource Holdings at the closing of our initial public offering. Except as provided above, Alliance Resource Holdings and its controlled affiliates are prohibited from engaging in activities in which they compete directly with us. In addition to its non-competition provisions, this agreement contains provisions which indemnify us against liabilities associated with certain assets and businesses of Alliance Resource Holdings which were disposed of or liquidated prior to consummating our initial public offering.

ITEM 14. CONTROLS AND PROCEDURES

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

     Subsequent to this evaluation on March 14, 2003 through the date of this filing on Form 10-K for the year ended December 31, 2002, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

     Each of the chief executive officer and the principal accounting officer of our managing general partner has furnished a certificate to the Securities and Exchange Commission as required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements.

         The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8. - Financial Statements and Supplementary Data.

(a)(2)   Financial Statement Schedules.

         Schedule II - Valuation and Qualifying Accounts - Years ended December 31, 2002 and 2001, is set forth under Part II Item 8. - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c) The exhibits listed below are filed as part of this annual report.

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

        10.2 Amendment No. 1 dated December 7, 2001, to the Credit Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC, JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (as paying agent), Deutsche Bank AG, New York Branch (as documentation agent), Citicorp USA, Inc. and JP Morgan Chase Bank (as co-administrative agents) and the lenders named therein. (Incorporated by reference to Exhibit
                  10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

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

        10.5 Amendment One to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of Oklahoma, National Association.

                  (Incorporated by reference to Exhibit
                  10.32 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 000-26823).

        10.6 Promissory Note Agreement dated as of July 31, 2001, between Alliance Resource Partners, L.P. and Bank of Oklahoma, N. A. (Incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

        10.7 Guarantee Agreement, dated as of July 31, 2001, between Alliance Resource GP, LLC and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

        10.8 Letter of Credit Facility Agreement dated as of August 30, 2001, between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

       *10.9 Amendment No. 1 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank.

       10.10 Guarantee Agreement, dated as of August 30, 2001, between Alliance Resource GP, LLC and Fifth Third Bank. (Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

       10.11 Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association. (Incorporated by reference to
                  Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

       10.12 First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association. (Incorporated by reference to
                  Exhibit 10.33 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 000-26823).

       10.13 Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

       10.14 Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

       10.15 Guaranty Fee Agreement dated as of July 31, 2001, between Alliance Resource Partners, L.P. and Alliance Resource GP, LLC. (Incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

       10.16 Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

       10.17 Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

       10.18 Alliance Resource Management GP, LLC 2000 Long-Term Incentive Plan (as amended). (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

       10.19 Alliance Resource Management GP, LLC Short-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

       10.20 Alliance Resource Management GP, LLC Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

       10.21 Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

       10.22 Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation. (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

       10.23 Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

       10.24 Amendment No. 2 to the Restated and Amended Coal Supply Agreement effective February 28, 2002 between Webster County Coal, LLC, White County Coal, LLC, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.32 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 000-26823).

       10.25 Interim Coal Supply Agreement effective May 1, 2000, between Alliance Coal, LLC and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

       10.26 Contract for Purchase and Sale of Coal, dated January 31, 1995, between Tennessee Valley Authority and Webster County Coal Corporation. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

       10.27 Assignment/Transfer Agreement between Andalex Resources, Inc., Hopkins County Coal LLC, Webster County Coal Corporation and Tennessee Valley Authority, dated January 23, 1998, with Exhibit A - Contract for Purchase and Sale of Coal between Tennessee Valley Authority and Andalex Resources, Inc., dated January 31, 1995. (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

       10.28 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and Webster County Coal Corporation. (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

       10.29 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and White County Coal Corporation. (Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

       10.30 Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power Company and Mettiki Coal Corporation. (Incorporated by reference to Exhibit 10. (t) to MAPCO Inc.'s Annual Report on Form 10-K, filed April 1, 1996, File No. 1-5254).

       10.31 Coal Feedstock Supply Agreement dated October 26, 2001, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

       10.32 Amendment No. 1 to Coal Feedstock Supply Agreement dated February 28, 2002, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit
                  10.28 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

       10.33 Amended and Restated Put and Call Option Agreement dated February 12, 2001 between ARH Warrior Holdings, Inc. and Alliance Resource Partners, L.P. (Incorporated by reference to
                  Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-26823).

      *10.34 Letter Agreement dated January 31, 2003 between ARH Warrior Holdings, Inc. and Alliance Resource Partners, L.P.

       10.35 Consulting Agreement for Mr. Sachse dated January 1, 2001. (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-26823).

       10.36 Form of Employee Agreements for Messrs. Craft, Pearson, Wesley and Rathburn. (Incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on August 9, 1999 (Reg. No. 333-78845)).

       10.37 Security and Pledge Agreement dated as of May 8, 2002 by and among Alliance Resource Holdings II, Inc., AMH II, LLC, Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, the Management Investors as identified therein, The Beacon Group Energy Investment Fund, L.P., MPC Partners, LP and three individuals as "Sellers" identified therein, and JPMorgan Chase Bank as collateral agent. (Incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed with the Commission on May 9, 2002, File No. 000-26823).

       10.38 Form of Promissory Note made by Alliance Resource Holdings, Inc. dated as of May 8, 2002. (Incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed with the Commission on May 9, 2002, File No. 000-26823).

        18.1 Preferability Letter on Accounting Change. (Incorporated by reference to Exhibit 18.1 of the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001, File No. 000-26823).

       *21.1      List of Subsidiaries

       *23.1 Consent of Deloitte & Touche LLP regarding Form S-3 and Form S-8, Registration No. 333-85282 and No. 333-85258, respectively.

         *  Filed herewith

(b)      Reports on Form 8-K:

                  A Form 8-K was filed on November 14, 2002 to submit to the Securities and Exchange Commission the certifications of the Partnership's Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  A Form 8-K/A was also filed on December 23, 2002 to correct a typographical error in the Principal Accounting Officer certification filed on November 14, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 19, 2003.

                                      ALLIANCE RESOURCE PARTNERS, L.P.

                                      By:   Alliance Resource Management GP, LLC
                                            its managing general partner

                                       /s/ Joseph W. Craft III
                                       -----------------------
                                       Joseph W. Craft III
                                       President, Chief Executive
                                       Officer and Director

                                       /s/ Dale G. Wilkerson
                                       ---------------------
                                       Dale G. Wilkerson
                                       Vice President and Controller
                                       (Principal Accounting Officer)

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

        SIGNATURE                                              TITLE                                    DATE
        ---------                                              -----                                    ----
/s/ Joseph W. Craft III                            President, Chief Executive                      March 19, 2003
-----------------------                            Officer and Director
Joseph W. Craft III                                (Principal Executive Officer)


/s/ Dale G. Wilkerson                              Vice President and Controller                   March 19, 2003
---------------------
Dale G. Wilkerson                                  (Principal Accounting Officer)


/s/ Michael J. Hall                                Director                                        March 19, 2003
-------------------
Michael J. Hall


/s/ John J. MacWilliams                            Director                                        March 19, 2003
-----------------------
John J. MacWilliams


/s/ Preston R. Miller, Jr.                         Director                                        March 19, 2003
--------------------------
Preston R. Miller, Jr.


/s/ John P. Neafsey                                Director                                        March 19, 2003
-------------------
John P. Neafsey


/s/ John H. Robinson                               Director                                        March 19, 2003
--------------------
John H. Robinson


/s/ Robert G. Sachse                               Executive Vice President and                    March 19, 2003
--------------------                               Director
Robert G. Sachse

    CERTIFICATION

I, Joseph W. Craft III certify that:

         1. I have reviewed this Annual Report on Form 10-K of Alliance Resource Partners, L.P.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

/s/ Joseph W. Craft III
-----------------------
Joseph W. Craft III
President, Chief Executive
Officer and Director

                                  CERTIFICATION

I, Dale G. Wilkerson certify that:

         1. I have reviewed this Annual Report on Form 10-K of Alliance Resource Partners, L.P.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003

/s/ Dale G. Wilkerson
---------------------
Dale G. Wilkerson
Vice President and Controller
(Principal Accounting
Officer)

                                                                   EXHIBIT INDEX

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

        10.2 Amendment No. 1 dated December 7, 2001, to the Credit Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC, JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (as paying agent), Deutsche Bank AG, New York Branch (as documentation agent), Citicorp USA, Inc. and JP Morgan Chase Bank (as co-administrative agents) and the lenders named therein. (Incorporated by reference to Exhibit
                  10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

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

        10.5 Amendment One to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of Oklahoma, National Association.

                  (Incorporated by reference to Exhibit 10.32 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 000-26823).

         10.6 Promissory Note Agreement dated as of July 31, 2001, between Alliance Resource Partners, L.P. and Bank of Oklahoma, N. A. (Incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

         10.7 Guarantee Agreement, dated as of July 31, 2001, between Alliance Resource GP, LLC and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

         10.8 Letter of Credit Facility Agreement dated as of August 30, 2001, between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

        *10.9 Amendment No. 1 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank.

        10.10 Guarantee Agreement, dated as of August 30, 2001, between Alliance Resource GP, LLC and Fifth Third Bank. (Incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

        10.11 Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association. (Incorporated by reference to
                  Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

        10.12 First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association. (Incorporated by reference to
                  Exhibit 10.33 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 000-26823).

        10.13 Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

        10.14 Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.27 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

        10.15 Guaranty Fee Agreement dated as of July 31, 2001, between Alliance Resource Partners, L.P. and Alliance Resource GP, LLC. (Incorporated by reference to Exhibit 10.28 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

        10.16 Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

        10.17 Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

        10.18 Alliance Resource Management GP, LLC 2000 Long-Term Incentive Plan (as amended). (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

        10.19 Alliance Resource Management GP, LLC Short-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

        10.20 Alliance Resource Management GP, LLC Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

        10.21 Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

        10.22 Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation. (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

        10.23 Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

        10.24 Amendment No. 2 to the Restated and Amended Coal Supply Agreement effective February 28, 2002 between Webster County Coal, LLC, White County Coal, LLC, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.32 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 000-26823).

        10.25 Interim Coal Supply Agreement effective May 1, 2000, between Alliance Coal, LLC and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

        10.26 Contract for Purchase and Sale of Coal, dated January 31, 1995, between Tennessee Valley Authority and Webster County Coal Corporation. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

        10.27 Assignment/Transfer Agreement between Andalex Resources, Inc., Hopkins County Coal LLC, Webster County Coal Corporation and Tennessee Valley Authority, dated January 23, 1998, with Exhibit A - Contract for Purchase and Sale of Coal between Tennessee Valley Authority and Andalex Resources, Inc., dated January 31, 1995. (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

        10.28 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and Webster County Coal Corporation. (Incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

        10.29 Contract for Purchase and Sale of Coal, dated July 7, 1998, between Tennessee Valley Authority and White County Coal Corporation. (Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

        10.30 Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power Company and Mettiki Coal Corporation. (Incorporated by reference to Exhibit 10. (t) to MAPCO Inc.'s Annual Report on Form 10-K, filed April 1, 1996, File No. 1-5254).

        10.31 Coal Feedstock Supply Agreement dated October 26, 2001, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

        10.32 Amendment No. 1 to Coal Feedstock Supply Agreement dated February 28, 2002, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit
                  10.28 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

        10.33 Amended and Restated Put and Call Option Agreement dated February 12, 2001 between ARH Warrior Holdings, Inc. and Alliance Resource Partners, L.P. (Incorporated by reference to
                  Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-26823).

       *10.34 Letter Agreement dated January 31, 2003 between ARH Warrior Holdings, Inc. and Alliance Resource Partners, L.P.

        10.35 Consulting Agreement for Mr. Sachse dated January 1, 2001. (Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-26823).

        10.36 Form of Employee Agreements for Messrs. Craft, Pearson, Wesley and Rathburn. (Incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1/A filed with the Commission on August 9, 1999 (Reg. No. 333-78845)).

        10.37 Security and Pledge Agreement dated as of May 8, 2002 by and among Alliance Resource Holdings II, Inc., AMH II, LLC, Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, the Management Investors as identified therein, The Beacon Group Energy Investment Fund, L.P., MPC Partners, LP and three individuals as "Sellers" identified therein, and JPMorgan Chase Bank as collateral agent. (Incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed with the Commission on May 9, 2002, File No. 000-26823).

        10.38 Form of Promissory Note made by Alliance Resource Holdings, Inc. dated as of May 8, 2002. (Incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed with the Commission on May 9, 2002, File No. 000-26823).

         18.1 Preferability Letter on Accounting Change. (Incorporated by reference to Exhibit 18.1 of the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001, File No. 000-26823).

        *21.1     List of Subsidiaries

        *23.1 Consent of Deloitte & Touche LLP regarding Form S-3 and Form S-8, Registration No. 333-85282 and No. 333-85258, respectively.

         * Filed herewith