Form 10-Q
period 2003-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2003-05-09
CIK 1086600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         As of May 9, 2003, 11,481,262 Common Units and 6,422,531 Subordinated Units are outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

           Consolidated Balance Sheets as of March 31, 2003 and

           December 31, 2002 ..............................................................       1

           Consolidated Statements of Income for the three-months
           ended March 31, 2003 and 2002 ..................................................       2

           Condensed Consolidated Statements of Cash Flows for the three-
           months ended March 31, 2003 and 2002 ...........................................       3

           Notes to Consolidated Financial Statements .....................................       4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..................................       6

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK ..............................................................       9

ITEM 4     CONTROLS AND PROCEDURES ........................................................      10

           FORWARD-LOOKING STATEMENTS .....................................................      11

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS ..............................................................      12

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      12

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ................................................      12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS ...............................................................      12

ITEM 5.    OTHER INFORMATION ..............................................................      12

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ...............................................      12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                     ASSETS

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2003              2002
                                                                                   ----------        ----------
                                                                                   (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .........................................             $   29,292        $    9,028
   Trade receivables, net ............................................                 40,239            33,018
   Marketable securities .............................................                    446               470
   Inventories .......................................................                 24,803            13,165
   Advance royalties .................................................                  5,233             5,232
   Prepaid expenses and other assets .................................                  1,886             2,784
                                                                                   ----------        ----------
        Total current assets .........................................                101,899            63,697

PROPERTY, PLANT AND EQUIPMENT AT COST                                                 450,271           446,629
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                            (222,764)         (216,777)
                                                                                   ----------        ----------
                                                                                      227,507           229,852
OTHER ASSETS:
   Advance royalties .................................................                  8,824            10,542
   Coal supply agreements, net .......................................                  7,487             8,167
   Other long-term assets ............................................                  3,861             4,674
                                                                                   ----------        ----------
                                                                                   $  349,578        $  316,932
                                                                                   ==========        ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..................................................             $   21,477        $   23,330
   Due to affiliates .................................................                  1,571             1,286
   Accrued taxes other than income taxes .............................                  8,687             8,105
   Accrued payroll and related expenses ..............................                 11,189            10,004
   Accrued interest ..................................................                  1,622             5,361
   Workers' compensation and pneumoconiosis benefits .................                  5,465             5,275
   Other current liabilities .........................................                 12,923             9,877
   Current maturities, long-term debt ................................                 17,500            16,250
                                                                                   ----------        ----------
        Total current liabilities ....................................                 80,434            79,488

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities ......................                195,000           195,000
   Accrued pneumoconiosis benefits ...................................                 16,508            16,067
   Workers' compensation .............................................                 20,711            19,949
   Reclamation and mine closing ......................................                 21,957            21,821
   Due to affiliates .................................................                  6,933            20,652
   Other liabilities .................................................                  3,000             2,717
                                                                                   ----------        ----------
        Total liabilities ............................................                344,543           355,694

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 11,481,262 and 8,982,780 units outstanding,
     respectively ....................................................                201,816           144,219
   Subordinated Unitholder 6,422,531 units outstanding ...............                114,713           112,916
   General Partners ..................................................               (306,043)         (290,472)
   Unrealized loss on marketable securities ..........................                   (176)             (150)
   Minimum pension liability .........................................                 (5,275)           (5,275)
                                                                                   ----------        ----------
        Total Partners' capital (deficit) ............................                  5,035           (38,762)
                                                                                   ----------        ----------
                                                                                   $  349,578        $  316,932
                                                                                   ==========        ==========

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -----------------------------
                                                                                       2003             2002
                                                                                   ------------     ------------
SALES AND OPERATING REVENUES:
   Coal sales ............................................................         $   114,450      $   115,845
   Transportation revenues ...............................................               4,315            5,096
   Other sales and operating revenues ....................................               6,160            4,447
                                                                                   -----------      -----------
             Total revenues ..............................................             124,925          125,388
                                                                                   -----------      -----------

EXPENSES:
   Operating expenses ....................................................              82,752           84,517
   Transportation expenses ...............................................               4,315            5,096
   Outside purchases......................................................               1,019            2,805
   General and administrative ............................................               5,651            4,941
   Depreciation, depletion and amortization ..............................              13,131           12,991
   Interest expense (net of interest income and interest capitalized for the three months ended March 31, 2003 and 2002 of
       $279 and $333, respectively).......................................               3,967            3,937
                                                                                   -----------      -----------
          Total operating expenses .......................................             110,835          114,287
                                                                                   -----------      -----------

INCOME FROM OPERATIONS ...................................................              14,090           11,101
OTHER INCOME .............................................................                  (7)             452
                                                                                   -----------      -----------
INCOME BEFORE INCOME TAXES ...............................................              14,083           11,553
INCOME TAXES .............................................................                 955              153
                                                                                   -----------      -----------
NET INCOME ...............................................................         $    13,128      $    11,400
                                                                                   ===========      ===========

ALLOCATION OF NET INCOME:
  PORTION APPLICABLE TO WARRIOR COAL EARNINGS (LOSS)
    PRIOR TO ITS ACQUISITION ON FEBRUARY 14, 2003 ........................         $      (666)     $       180
  PORTION APPLICABLE TO PARTNERS' INTEREST ...............................              13,794           11,220
                                                                                   -----------      -----------
NET INCOME ...............................................................         $    13,128      $    11,400
                                                                                   ===========      ===========

GENERAL PARTNERS' INTEREST IN
  NET INCOME (LOSS) ......................................................         $      (389)     $       404
                                                                                   ===========      ===========

LIMITED PARTNERS' INTEREST IN
  NET INCOME  ............................................................         $    13,517      $    10,996
                                                                                   ===========      ===========

BASIC NET INCOME PER LIMITED
  PARTNER UNIT  ..........................................................         $      0.81      $      0.71
                                                                                   ===========      ===========

DILUTED NET INCOME PER LIMITED
  PARTNER UNIT  ..........................................................         $      0.79      $      0.69
                                                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING-BASIC  .....................................................          16,593,609       15,405,311
                                                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING-DILUTED                                                            17,176,824       15,841,062
                                                                                   ===========      ===========

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ---------------------------
                                                                                       2003             2002
                                                                                    ----------       ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                         $   13,047       $   15,385

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ......................                    (10,131)         (17,091)
   Purchase of Warrior Coal .......................................                    (12,661)               -
   Proceeds from sale of property, plant and equipment.............                         38                4
   Proceeds from the maturity of marketable securities ............                          -               57
                                                                                    ----------       ----------
        Net cash used in investing activities .....................                    (22,754)         (17,030)
                                                                                    ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common unit offering to public ...................                     53,965                -
   Cash contribution by General Partners...........................                          9                -
   Payment of Warrior Coal's revolving credit agreement balance....                    (17,000)               -
   Borrowings under revolving credit and working capital facilities                     10,600           17,500
   Payments under revolving credit and working capital facilities .                     (5,600)         (12,500)
   Payments on long-term debt .....................................                     (3,750)          (3,750)
   Distribution to Partners .......................................                     (8,253)          (7,860)
                                                                                    ----------       ----------
        Net cash provided by (used in) financing activities .......                     29,971           (6,610)
                                                                                    ----------       ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...........................                     20,264           (8,255)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................                      9,028           11,093
                                                                                    ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................                 $   29,292       $    2,838
                                                                                    ==========       ==========

CASH PAID FOR:
  Interest ........................................................                 $    7,928       $    7,921
                                                                                    ==========       ==========
  Income taxes to taxing authorities ..............................                 $      200       $        -
                                                                                    ==========       ==========

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND PRESENTATION

         Alliance Resource Partners, L.P., a Delaware limited partnership (the "Partnership") was formed in May 1999 to acquire, own and operate certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH") (formerly known as Alliance Coal Corporation), consisting of substantially all of ARH's operating subsidiaries, but excluding ARH.

         The accompanying consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of March 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the three-months ended March 31, 2003 and 2002. All material intercompany transactions and accounts have been eliminated.

         On February 14 and March 14, 2003, the Partnership issued 2,250,000 and 288,000 additional Common Units at a public offering price of $22.51 per unit and received net proceeds of $48.5 million and $6.2 million, respectively, before expenses of approximately $0.7 million excluding underwriters fees.

         On February 14, 2003, the Partnership acquired Warrior Coal, LLC ("Warrior Coal") (Note 3). Because the Warrior Coal acquisition is between entities under common control, the acquisition is recorded at historical cost in a manner similar to that used in a pooling of interests. Accordingly, the consolidated financial statements and notes of the Partnership have been restated to reflect the combined historical results of operations, financial position and cash flows of the Partnership and Warrior Coal for all periods presented.

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

         These consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

2.       CONTINGENCIES

         The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of these proceedings, when a loss is probable and the amount is reasonably determinable. In the opinion of management, the outcome of these matters, to the extent not previously provided for or covered under insurance, will not have a material adverse effect on the Partnership's business, financial position or results of operations, although management cannot give any assurance to that effect.

         The Partnership is involved in a dispute with PSI Energy Inc. ("PSI") concerning the procedures for and testing of a certain coal quality specification relating to the minimum Hardgrove Grindability Index

(i.e. physical hardness of coal) of coal supplied by its Gibson County mining complex. Gibson County Coal and PSI have had on-going discussions since March 2001 concerning the procedures for and testing of coal supplied by the Gibson County mining complex, and have been unable to resolve their differences to-date. During March and April 2002, PSI withheld approximately $234,000 in payments due to Gibson County Coal; PSI has not withheld any additional payments and has verbally advised that it does not intend to withhold any future payments until this dispute is resolved. Based on Gibson County Coal's understanding of PSI's position, the current penalties alleged by PSI are estimated to be approximately $2,450,000 through March 31, 2003.

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

3.       ACQUISITION

         On February 14, 2003, the Partnership acquired Warrior Coal pursuant to the terms of an Amended and Restated Put and Call Option Agreement ("Put/Call Agreement") with ARH Warrior Holdings, Inc., a subsidiary of ARH. The Partnership acquired Warrior Coal for approximately $12.7 million and paid Warrior Coal's borrowings of $17.0 million under a revolving credit agreement between Alliance Resource GP, LLC, a subsidiary of ARH, and Warrior Coal. Because the Warrior Coal acquisition was between entities under common control, the acquisition is accounted for at historical cost in a manner similar to that used in a pooling of interests. As a result of recording Warrior Coal's assets and liabilities at their historical book values, as required by generally accepted accounting principles, while acquiring Warrior Coal at market value, the General Partners' capital account was decreased by $7.9 million. The Partnership financed the transaction with the net proceeds of the recently completed public offering of 2,538,000 Common Units (Note 1).

         Under the terms of the Put/Call Agreement, the Partnership assumed certain other obligations, including a mineral lease and sublease with SGP Land, LLC, an affiliate of ARH Warrior Holdings, Inc., covering coal reserves that have been and will continue to be mined by Warrior Coal. The terms and conditions of the mineral lease and sub-lease remained unchanged following the closing of the acquisition.

4.       SUBSEQUENT EVENTS

         On April 3, 2003, the Partnership announced that Hopkins County Coal, LLC ("Hopkins"), an indirect subsidiary of the Partnership, gave notice, in accordance with the Worker Adjustment and Retraining Notification Act of 1998, of an impending reduction-in-force scheduled for June 2, 2003, impacting approximately 120 employees at its two operating surface mines, preparation plant, and related operations located near Madisonville, Kentucky. At this time Hopkins expects to idle indefinitely these facilities until new sales commitments in the Illinois basin are obtained. The Partnership has reviewed the carrying value of the applicable Hopkins asset group in accordance with Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and has determined that the sum of the undiscounted cash flows from the expected future operation of Hopkins exceeds the carrying amount of the applicable asset group.

         On April 25, 2003, the Partnership declared a minimum quarterly distribution for the period from January 1, 2003 to March 31, 2003, of $0.525 per unit, totaling approximately $9,399,000, on all of its Common and Subordinated Units outstanding, payable on May 15, 2003, to all unitholders of record on May 5, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SELECTED OPERATING DATA

                                        THREE MONTHS ENDED
                                        ------------------
                                   MARCH 31,            MARCH 31,
                                     2003                 2002
                                   ---------            ---------
 Tons sold (000s)                    4,456                4,474
 Tons produced (000s)                4,990                4,760
 Revenues per ton sold (1)          $27.07               $26.89
 Cost per ton sold (2)              $20.07               $20.62

(1) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(2) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         Coal sales. Coal sales for the three months ended March 31, 2003 (the "2003 Quarter") decreased 1.2% to $114.5 million from $115.8 million for the three months ended March 31, 2002 (the "2002 Quarter"). The decrease of $1.3 million reflects a slightly lower average sales price. Tons sold were comparable for the 2002 and 2001 quarters at 4.5 million, respectively. Tons produced increased 4.8% to 5.0 million tons for the 2003 Quarter from 4.8 million for the 2002 Quarter.

         Transportation revenues. Transportation revenues decreased to $4.3 million for the 2003 Quarter from $5.1 million for the 2002 Quarter. The decrease of $0.8 million was primarily attributable to reduced shipments to a customer with above-average transportation costs.

         Other sales and operating revenues. Other sales and operating revenues increased to $6.2 million for the 2003 Quarter from $4.4 million for the 2002 Quarter. The increase of $1.8 million is primarily attributable to accelerated shipments to Synfuel Solutions Operating, LLC, ("SSO"), which shipments resulted in an increase of the fees earned under the various rental and service agreements the Partnership has with SSO.

         Operating expenses. Operating expenses decreased 2.1% to $82.8 million for the 2003 Quarter from $84.5 million for the 2002 Quarter. The decrease of $1.7 million primarily results from improved mining conditions resulting in lower per ton costs compared to the prior year quarter.

         Transportation expenses. See "Transportation revenues" above concerning the decrease in transportation expenses.

         Outside purchases. Outside purchases decreased to $1.0 million for the 2003 Quarter compared to $2.8 million for the 2002 Quarter. The decrease of $1.8 million was primarily the result of not purchasing coal from a third-party contractor that recently ceased production. Assuming sufficient market demand, the Partnership has the ability to replace these purchased coal tons with its own production.

         General and administrative. General and administrative expense increased to $5.7 million for the 2003 Quarter compared to $4.9 million for the 2002 Quarter. The increase of $0.8 million is primarily attributable to higher accruals related to the Short-Term Incentive Plan, combined with additional units granted under the Long-Term Incentive Plan.

         Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was comparable for the 2003 and 2002 Quarters at $13.1 million and $13.0 million, respectively.

         Interest expense. Interest expense was comparable for each of the 2003 and 2002 Quarters at approximately $4.0 million.

         Income taxes. Income taxes increased to $0.9 million for the 2003 Quarter compared to $0.2 million for the 2002 Quarter. Although the Partnership is not a taxable entity for federal or state income tax purposes, the Partnership's indirect subsidiary, Alliance Service, Inc. is subject to federal and state income taxes. In conjunction with a decision to relocate the coal synfuel facility from Hopkins to Warrior Coal, agreements for a portion of the services provided to the coal synfuel producer were assigned to Alliance Service, Inc. in December 2002. Additionally, Warrior Coal was subject to income taxes prior to its acquisition by the Partnership on February 14, 2003.

         Net income. Net income increased to $13.1 million for the 2003 Quarter from $11.4 million for the 2002 Quarter. The increase of $1.7 million is primarily attributable to improved mining conditions resulting in lower per ton operating costs compared to the prior year quarter and an increase of the fees earned under the various rental and service agreements the Partnership has with SSO.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash provided by operating activities was $13.0 million for the 2003 Quarter compared to $15.4 million in the 2002 Quarter. The decrease in cash provided by operating activities was principally attributable to a greater increase in coal inventory in the 2003 Quarter compared to the 2002 Quarter.

         Net cash used in investing activities was $22.8 million for the 2003 Quarter compared to $17.0 million in the 2002 Quarter. The increase is principally attributable to the Warrior Coal acquisition during the 2003 Quarter offset by a decrease in capital expenditures associated with a new service shaft at Dotiki and the extension of Pattiki into an adjacent coal reserve area, both of which are nearing completion.

         Net cash provided by financing activities was $30.0 million for the 2003 Quarter compared to net cash used in financing activities of $6.6 million in the 2002 Quarter. The increased cash is primarily attributable to the proceeds received from a Common Unit offering during the 2003 Quarter offset by the payment of Warrior Coal's revolving credit agreement balance.

Capital Expenditures

         Capital expenditures increased to $22.8 million in the 2003 Quarter, which includes the acquisition of Warrior Coal, compared to $17.1 million in the 2002 Quarter. See discussion of "Cash Flows -- Net cash used in investing activities under -- " above concerning the increase in capital expenditures.

Notes Offering and Credit Facility

         Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership") has $180 million principal amount of 8.31% senior notes due August 20, 2014 payable in ten equal annual installments of $18 million beginning in August 2005 with interest payable semiannually. The Intermediate Partnership also has a $100 million credit facility. The credit facility consists of three tranches, including a $50 million term loan facility, a $25 million working capital facility and a $25 million revolving credit facility. The Partnership has borrowings outstanding of $27.5 million under the term loan facility, $5 million outstanding on the revolving credit facility and no borrowings outstanding under the working capital facility at March 31, 2003. The weighted average interest rate on the term loan facility at March 31, 2003 was 4.31%. The interest rate on the revolving credit facility was 4.5% at March 31, 2003. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the credit facility and senior notes at March 31, 2003.

         The Partnership has entered into agreements with three banks to provide letters of credit in an aggregate amount of $35.0 million to maintain surety bonds to secure its obligations for reclamation liabilities and workers' compensation benefits. At March 31, 2003, the Partnership had $21.6 million in letters of credit outstanding. The Special General Partner guarantees the letters of credit.

Related Party Transactions

         On February 14, 2003, the Partnership acquired Warrior Coal pursuant to the terms of the Put/Call Agreement with ARH Warrior Holdings, Inc., a subsidiary of ARH. The Partnership acquired Warrior Coal for approximately $12.7 million and paid Warrior Coal's borrowings of $17.0 million under a revolving credit agreement between Alliance Resource GP, LLC, a subsidiary of ARH, and Warrior Coal. Because the Warrior Coal acquisition was between entities under common control, the acquisition is accounted for at historical cost in a manner similar to that used in a pooling of interests. As a result of recording Warrior Coal's assets and liabilities at their historical book values, as required by generally accepted accounting principles, while acquiring Warrior Coal at market value, the General Partners' capital account was decreased by $7.9 million. The Partnership financed the transaction with the net proceeds of the recently completed public offering of 2,538,000 Common Units. See Note 1 to the consolidated financial statements in "Item 1. Financial Statements" above.

         Under the terms of the Put/Call Agreement, the Partnership assumed certain other obligations, including a mineral lease and sublease with SGP Land, LLC, an affiliate of ARH Warrior Holdings, Inc., covering coal reserves that have been and will continue to be mined by Warrior Coal. The terms and conditions of the mineral lease and sub-lease remained unchanged following the closing of the acquisition. Prior to the acquisition of Warrior Coal on February 14, 2003, the Partnership purchased coal from and sold coal to Warrior Coal and had agreements with Warrior Coal related to administrative services and reclamation procedures.

         The Partnership has continuing related party transactions with its Managing General Partner and the Special General Partner, including the Special General Partner's affiliates. These related party transactions relate principally to the provision of administrative services by the Managing General Partner, mineral and equipment leases with the Special General Partner, including its affiliates, and guarantees from the Special General Partner for letters of credit.

         Please read the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions - " for additional information concerning the related party transactions described above.

Recent Accounting Pronouncements

         On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value for each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligations for its recorded amount is paid or a gain or loss upon settlement is incurred. Since the Partnership has historically adhered to accounting principles similar to SFAS No. 143, this standard had no material effect on the Partnership's consolidated financial statements upon adoption.

         On January 1, 2003, the Partnership adopted Financial Accounting Standards Board Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. This Interpretation had no material effect on the Partnership's consolidated financial statements upon adoption.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of the Partnership's transactions are denominated in U.S. dollars and, as a result, the Partnership does not have material exposure to currency exchange-rate risks.

         The Partnership did not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions as of March 31, 2003.

         The Intermediate Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and, as a result, the Partnership has interest rate exposure. The Partnership's earnings are not materially affected by changes in interest rates. If interest rates increased by 100 basis points, interest expense for the three months ended March 31, 2003 would have increased by approximately $72,000.

         As of March 31, 2003, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Subsequent to this evaluation on May 5, 2003 through the date of this filing on Form 10-Q for the quarterly period ended March 31, 2003, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

         Each of the chief executive officer and the principal accounting officer of our Managing General Partner has furnished as Exhibit 99.1 and
Exhibit 99.2, respectively, a certificate to the Securities and Exchange Commission as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

         - fluctuation in coal price, which could adversely affect our operating results and cash flows;

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

         If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2002. The risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

         You should consider the above information when reading any forward-looking statements contained:

         -    in this Quarterly Report on Form 10-Q;

         -    other reports filed by us with the SEC;

         -    our press releases; and

         - oral statements made by us or any of our officers or other persons acting on our behalf.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The information under "Contingencies" in Note 2 of the Notes to Unaudited Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         10.39 Amendment No. 3 to the Restated and Amended Coal Supply Agreement effective January 1, 2003 between Webster County Coal, LLC, White County Coal, LLC and Seminole Electric Cooperative, Inc.

         99.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

         99.2 Certification of Dale G. Wilkerson, Vice President and Controller (Principal Accounting Officer) of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2003, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

         (b)      Reports on Form 8-K:

                  A Form 8-K was filed on January 29, 2003 to submit to the Securities and Exchange Commission a press release announcing earnings and operating results for the fourth quarter of 2002. The press release contains the following financial statements: (i) consolidated statements of income and operating data for the three months ended December 31, 2002 and 2001; (ii)
         consolidated balance sheets at December 31, 2002 and 2001; and (iii) consolidated condensed statements of cash flow for the year ended December 31, 2002 and 2001.

                  A Form 8-K was filed on February 12, 2003 reporting that the Partnership had entered into an underwriting agreement, with the underwriters named therein with respect to the issuance and sale by the Partnership of 2,250,000 units representing limited partner interest in the Partnership in an underwritten public offering. Attached as exhibits were the Underwriting Agreement dated as of February 10, 2003 by and among the Partnership and the underwriters named therein, Opinion and Consent of Vinson & Elkins LLP as to the legality of the securities being registered, Opinion and Consent of Vinson & Elkins LLP relating to tax matters and Press Release dated February 10, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 9, 2003.

                                       ALLIANCE RESOURCE PARTNERS, L. P.

                                       By: Alliance Resource Management GP, LLC
                                           its managing general partner

                                           /s/ Joseph W. Craft III
                                           -------------------------------------
                                           Joseph W. Craft III
                                           President, Chief Executive
                                           Officer and Director

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

Date:  May 9, 2003

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

Date: May 9, 2003

/s/ Dale G. Wilkerson
----------------------------------
Dale G. Wilkerson
Vice President and Controller
(Principal Accounting
Officer)

                                INDEX TO EXHIBITS

         10.39 Amendment No. 3 to the Restated and Amended Coal Supply Agreement effective January 1, 2003 between Webster County Coal, LLC, White County Coal, LLC and Seminole Electric Cooperative, Inc.

         99.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

         99.2 Certification of Dale G. Wilkerson, Vice President and Controller (Principal Accounting Officer) of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2003, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.