Form 10-Q
period 2003-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2003-08-11
CIK 1086600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         As of August 11, 2003, 11,481,262 Common Units and 6,422,531
Subordinated Units are outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

           Condensed Consolidated Balance Sheets as of June 30, 2003 and
           December 31, 2002 .............................................................       1

           Condensed Consolidated Statements of Income for the three-months and
           six-months ended June 30, 2003 and 2002 .......................................       2

           Condensed Consolidated Statements of Cash Flows for the six-months ended
           June 30, 2003 and 2002 ........................................................       3

           Notes to Condensed Consolidated Financial Statements ..........................       4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS .................................................................       8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................      15

ITEM 4     CONTROLS AND PROCEDURES .......................................................      15

           FORWARD-LOOKING STATEMENTS ....................................................      16

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS .............................................................      17

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS .....................................      17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ...............................................      17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS ..............................................................      17

ITEM 5.    OTHER INFORMATION .............................................................      17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ..............................................      17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      2003          2002
                                                                                   --------------------------
                                                                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..................................................    $   32,168     $    9,028
   Trade receivables, net .....................................................        41,958         33,018
   Marketable securities (at cost, which approximates fair value) .............           480            470
   Inventories ................................................................        23,419         13,165
   Advance royalties ..........................................................         5,233          5,232
   Prepaid expenses and other assets ..........................................           824          2,784
                                                                                   ----------     ----------
        Total current assets ..................................................       104,082         63,697

PROPERTY, PLANT AND EQUIPMENT AT COST                                                 458,631        446,629
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                            (234,289)      (216,777)
                                                                                   ----------     ----------
                                                                                      224,342        229,852
OTHER ASSETS:
   Advance royalties ..........................................................         7,919         10,542
   Coal supply agreements, net ................................................         6,806          8,167
   Other long-term assets .....................................................         3,871          4,674
                                                                                   ----------     ----------
                                                                                   $  347,020     $  316,932
                                                                                   ==========     ==========

                                 LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...........................................................    $   20,916     $   23,330
   Due to affiliates ..........................................................         3,113          1,286
   Accrued taxes other than income taxes ......................................         9,549          8,105
   Accrued payroll and related expenses .......................................         9,739         10,004
   Accrued interest ...........................................................         5,361          5,361
   Workers' compensation and pneumoconiosis benefits ..........................         5,540          5,275
   Other current liabilities ..................................................        11,390          9,877
   Current maturities, long-term debt .........................................        18,750         16,250
                                                                                   ----------     ----------
        Total current liabilities .............................................        84,358         79,488

LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities ...............................       185,000        195,000
   Accrued pneumoconiosis benefits ............................................        16,858         16,067
   Workers' compensation ......................................................        22,790         19,949
   Reclamation and mine closing ...............................................        22,096         21,821
   Due to affiliates ..........................................................         8,882         20,652
   Other liabilities ..........................................................         3,032          2,717
                                                                                   ----------     ----------
        Total liabilities .....................................................       343,016        355,694

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 11,481,262 and 8,982,780 units outstanding, respectively.       201,149        144,219
   Subordinated Unitholder 6,422,531 units outstanding ........................       114,340        112,916
   General Partners ...........................................................      (306,065)      (290,472)
   Unrealized loss on marketable securities ...................................          (145)          (150)
   Minimum pension liability ..................................................        (5,275)        (5,275)
                                                                                   ----------     ----------
        Total Partners' capital (deficit) .....................................         4,004        (38,762)
                                                                                   ----------     ----------
                                                                                   $  347,020     $  316,932
                                                                                   ==========     ==========

See notes to condensed consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                     JUNE 30,                   JUNE 30,
                                                                            --------------------------  ---------------------------
                                                                                2003         2002           2003           2002
                                                                            ------------  ------------  ------------   ------------
SALES AND OPERATING REVENUES:
   Coal sales ............................................................  $    122,589  $    117,571  $    237,039   $    233,416
   Transportation revenues ...............................................         5,071         4,362         9,386          9,458
   Other sales and operating revenues ....................................         5,811         4,895        11,971          9,342
                                                                            ------------  ------------  ------------   ------------
             Total revenues ..............................................       133,471       126,828       258,396        252,216
                                                                            ------------  ------------  ------------   ------------

EXPENSES:
   Operating expenses ....................................................        94,933        84,213       177,685        168,730
   Transportation expenses ...............................................         5,071         4,362         9,386          9,458
   Outside purchases .....................................................           370         2,806         1,389          5,611
   General and administrative ............................................         6,654         5,165        12,305         10,106
   Depreciation, depletion and amortization ..............................        13,662        12,622        26,793         25,613
   Interest expense (net of interest income and interest capitalized for the three months and six months ended June 30, 2003 and
         2002 of $88, $304, $367 and $636, respectively)  ................         3,990         4,209         7,957          8,146
                                                                            ------------  ------------  ------------   ------------
             Total operating expenses ....................................       124,680       113,377       235,515        227,664
                                                                            ------------  ------------  ------------   ------------

INCOME FROM OPERATIONS ...................................................         8,791        13,451        22,881         24,552
OTHER INCOME .............................................................           457           385           450            837
                                                                            ------------  ------------  ------------   ------------
INCOME BEFORE INCOME TAXES ...............................................         9,248        13,836        23,331         25,389
INCOME TAX EXPENSE (BENEFIT) .............................................           720          (176)        1,675            (23)
                                                                            ------------  ------------  ------------   ------------
NET INCOME ...............................................................  $      8,528  $     14,012  $     21,656   $     25,412
                                                                            ============  ============  ============   ============
ALLOCATION OF NET INCOME:
  PORTION APPLICABLE TO WARRIOR COAL
      EARNINGS (LOSS) PRIOR TO ITS ACQUISITION ON
      FEBRUARY 14, 2003 ..................................................  $          -  $       (208) $       (666)  $        (28)
  PORTION APPLICABLE TO PARTNERS' INTEREST ...............................         8,528        14,220        22,322         25,440
                                                                            ------------  ------------  ------------   ------------
NET INCOME ...............................................................  $      8,528  $     14,012  $     21,656   $     25,412
                                                                            ============  ============  ============   ============
GENERAL PARTNERS' INTEREST IN
  NET INCOME (LOSS) ......................................................  $        170  $         77  $       (219)  $        481
                                                                            ============  ============  ============   ============
LIMITED PARTNERS' INTEREST IN
  NET INCOME .............................................................  $      8,358  $     13,935  $     21,875   $     24,931
                                                                            ============  ============  ============   ============

BASIC NET INCOME PER LIMITED
  PARTNER UNIT ...........................................................  $       0.47  $       0.90  $       1.27   $       1.62
                                                                            ============  ============  ============   ============
DILUTED NET INCOME PER LIMITED
  PARTNER UNIT ...........................................................  $       0.45  $       0.88  $       1.23   $       1.57
                                                                            ============  ============  ============   ============

WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING-BASIC ......................................................    17,903,793    15,405,311    17,252,320     15,405,311
                                                                            ============  ============  ============   ============
WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING-DILUTED ....................................................    18,485,741    15,842,657    17,833,368     15,841,864
                                                                            ============  ============  ============   ============

See notes to condensed consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                          -------------------------
                                                                             2003           2002
                                                                          ----------     ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                               $   43,727     $   38,461
                                                                          ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .........................       (20,019)       (31,963)
   Purchase of Warrior Coal ..........................................       (12,661)             -
   Proceeds from sale of property, plant and equipment ...............           463            320
   Proceeds from the maturity of marketable securities ...............            --         10,085
                                                                          ----------     ----------
         Net cash used in investing activities .......................       (32,217)       (21,558)
                                                                          ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common unit offering to public ......................        53,965              -
   Cash contribution by General Partners .............................             9              -
   Payment of Warrior Coal's revolving credit agreement balance ......       (17,000)             -
   Borrowings under revolving credit facility ........................        10,600         39,500
   Payments under revolving credit facility ..........................       (10,600)       (39,500)
   Payments on long-term debt ........................................        (7,500)        (7,500)
   Distribution to Partners ..........................................       (17,844)       (15,720)
                                                                          ----------     ----------
         Net cash provided by (used in) financing activities .........        11,630        (23,220)
                                                                          ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................        23,140         (6,317)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................         9,028         11,093
                                                                          ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................    $   32,168     $    4,776
                                                                          ==========     ==========
CASH PAID FOR:
   Interest ..........................................................    $    8,138     $    8,114
                                                                          ==========     ==========
   Income taxes to taxing authorities ................................    $    1,625     $        -
                                                                          ==========     ==========

See notes to condensed consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND PRESENTATION

         Alliance Resource Partners, L.P., a Delaware limited partnership (the "Partnership"), was formed in May 1999 to acquire, own and operate certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH") (formerly known as Alliance Coal Corporation), consisting of substantially all of ARH's operating subsidiaries, but excluding ARH.

         The accompanying condensed consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of June 30, 2003 and December 31, 2002, and the results of its operations for the three-month and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. All material intercompany transactions and accounts have been eliminated.

         On February 14 and March 14, 2003, the Partnership issued 2,250,000 and 288,000 additional Common Units at a public offering price of $22.51 per unit and received net proceeds of $48.5 million and $6.2 million, respectively, before expenses of approximately $0.7 million, excluding underwriters' fees.

         On February 14, 2003, the Partnership acquired Warrior Coal, LLC ("Warrior Coal") (Note 3). Because the Warrior Coal acquisition is between entities under common control, the acquisition is recorded at historical cost in a manner similar to that used in a pooling of interests. Accordingly, the condensed consolidated financial statements and notes of the Partnership have been restated to reflect the combined historical results of operations, financial position and cash flows of the Partnership and Warrior Coal for all periods presented.

         These condensed consolidated financial statements and notes thereto for interim periods are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

         These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

2.       CONTINGENCIES

         The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of these proceedings, when a loss is probable and the amount is reasonably determinable. Although the ultimate outcome of these matters cannot be predicted with certainty, in the opinion of management, the outcome of these matters, to the extent not previously provided for or covered under insurance, are not expected to have a material adverse effect on the Partnership's business, financial position or results of operations. Nonetheless, these matters or estimates that are based on current facts and circumstances, if resolved in a manner different from the basis on which management has formed its opinion, could have a material adverse effect on the Partnership's financial position or results of operations.

         The Partnership is involved in a dispute with PSI Energy Inc. ("PSI") concerning the procedures for and testing of a certain coal quality specification relating to the minimum Hardgrove Grindability Index (i.e. physical hardness of coal) of coal supplied by its Gibson County mining complex. Gibson County Coal and PSI have had on-going discussions since March 2001 concerning the procedures for and testing of coal supplied by the Gibson County mining complex, and have been unable to resolve their differences to-date. During March and April 2002, PSI withheld approximately $234,000 in payments due to Gibson County Coal; PSI has not withheld any additional payments and has verbally advised that it does not intend to withhold any future payments until this dispute is resolved. Based on Gibson County Coal's understanding of PSI's position, the current penalties alleged by PSI are estimated to be approximately $2,450,000 through June 30, 2003.

         During April 2002, Gibson County Coal and PSI agreed to proceed with mediation in an effort to resolve this contractual dispute. The mediation of the dispute occurred in August 2002 during which the parties concluded an outline of a tentative settlement, subject to the negotiation of a definitive settlement agreement. The parties are in the process of negotiating such settlement agreement, but no assurance can be provided that a final settlement can be reached. In the event the final settlement agreement and certain other agreements cannot be concluded, the parties will proceed with either additional mediation efforts or resort to arbitration. Gibson County Coal continues to strongly disagree with PSI's position. The Partnership believes that it has recorded adequate accruals related to the dispute with PSI.

3.       ACQUISITION

         On February 14, 2003, the Partnership acquired Warrior Coal pursuant to the terms of an Amended and Restated Put and Call Option Agreement ("Put/Call Agreement") with ARH Warrior Holdings, Inc., a subsidiary of ARH. The Partnership acquired Warrior Coal for approximately $12.7 million and paid Warrior Coal's borrowings of $17.0 million under a revolving credit agreement between Alliance Resource GP, LLC, a subsidiary of ARH, and Warrior Coal. Because the Warrior Coal acquisition was between entities under common control, the acquisition is accounted for at historical cost in a manner similar to that used in a pooling of interests. As a result of recording Warrior Coal's assets and liabilities at their historical book values, as required by generally accepted accounting principles, while acquiring Warrior Coal at market value, the General Partners' capital account was decreased by $7.9 million. The Partnership financed the transaction with a portion of the net proceeds of the recently completed public offering of 2,538,000 Common Units (Note 1).

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

4.       MINE IDLING

         On June 2, 2003, the Partnership idled its Hopkins County Coal mining complex. Hopkins County Coal's two surface mines produced 1.6 million tons of coal in 2002 and was idled in response to soft market demand. The Partnership evaluated the recoverability of the appropriate asset group and concluded that there is no impairment loss.

5.       COAL SYNFUEL

         The Partnership entered into long-term agreements with Synfuel Solutions Operating LLC ("SSO") to host and operate its coal synfuel facility located at Warrior Coal (originally the coal synfuel facility was located at Hopkins County Coal), and to supply the facility with coal feedstock, assist SSO with the marketing of coal synfuel, and provide rental and other services. These agreements expire on December 31, 2007 and provide the Partnership with coal sales, rental and service fees from SSO based on the synfuel facility throughput tonnages. These amounts are dependent on the ability of SSO's members to use certain qualifying tax credits applicable to the facility. Warrior Coal has maintained arrangements whereby it may sell any coal not purchased by SSO to other coal buyers.

         In recent weeks, the Internal Revenue Service ("IRS") has announced a review of the issue of the chemical change required to qualify for synfuel tax credits and, in the meantime, has suspended the issuance of new private letter rulings ("PLRs") related to coal synfuel facilities. The Partnership believes the IRS will eventually review SSO's PLR issued for its synfuel facility. The Partnership is unable to predict the out-come of any such review or the ultimate impact, if any, of the review on SSO's synfuel facility. SSO continues to produce and sell coal synfuel.

        As previously disclosed, the term of each of the agreements with SSO is subject to early cancellation provisions customary for transactions of these types, including the unavailability of synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Assuming the currently forecasted throughput tonnages for the SSO synfuel facility, the incremental annual net income benefit from the combination of the various coal synfuel-related agreements is between $13 million and $15 million, assuming that coal pricing would not be impacted without the availability of synfuel. The continuation of the incremental net income benefit associated with SSO's coal synfuel facility cannot be assured. The Partnership earns income by supplying SSO's synfuel facility with coal feedstock, assisting SSO with the marketing of coal synfuel, and providing rental and other services. Pursuant to our agreements with SSO, the Partnership is not obligated to make retroactive adjustments or reimbursements if SSO's tax credits are disallowed.

6.       NET INCOME PER LIMITED PARTNER UNIT

         A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                    ----------------------    ----------------------
                                                      2003         2002         2003         2002
                                                    ---------    ---------    ---------    ---------
Net income per limited partner unit                 $   8,358    $  13,935    $  21,875    $  24,931

Weighted average limited partner units - basic         17,904       15,405       17,252       15,405

Basic net income per limited partner unit           $    0.47    $    0.90    $    1.27    $    1.62
                                                    =========    =========    =========    =========

Weighted average limited partner units - basic         17,904       15,405       17,252       15,405

Units contingently issuable:
   Restricted units for Long-Term Incentive Plan          527          390          527          390
   Directors' compensation units deferred                  16           13           16           12
   Supplemental Executive Retirement Plan                  39           35           38           35
                                                    ---------    ---------    ---------    ---------
Weighted average limited partner units, assuming
   dilutive effect of restricted units                 18,486       15,843       17,833       15,842
                                                    ---------    ---------    ---------    ---------

Diluted net income per limited partner unit         $    0.45    $    0.88    $    1.23    $    1.57
                                                    =========    =========    =========    =========

7.       COMMON UNIT-BASED COMPENSATION

         The Partnership has elected to account for the compensation expense of the non-vested common units granted under the Long-Term Incentive Plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Compensation cost for the non-vested common units is recorded on a pro-rata basis, as appropriate given the "cliff vesting" nature of the grants, based upon the current market value of the Partnership's common units at the end of each period.

        Based on the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation Transition and Disclosure," and amendment of SFAS No. 123, "Accounting for Stock-Based compensation," the following table provides pro forma results as if the fair value-based method had been applied to all outstanding and non-vested awards, including Long-Term Incentive Plan units, in each period presented (in thousands, except per unit data):

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                ----------------------    ----------------------
                                                                  2003          2002        2003          2002
                                                                ---------    ---------    ---------    ---------
Net income, as reported                                         $   8,528    $  14,012    $  21,656    $  25,412

Add: compensation expenses related to Long-Term
  Incentive Plan units included in reported net income              2,207          597        2,742          958

Deduct: compensation expense related to Long-
  Term Incentive Plan units determined under fair
  value method for all awards                                        (852)        (568)      (1,736)      (1,117)
                                                                ---------    ---------    ---------    ---------
Net income, pro forma                                           $   9,883    $  14,041    $  22,662    $  25,253
                                                                =========    =========    =========    =========
General partners' interest in net income (loss), pro forma      $     198    $      77    $    (199)   $     478
                                                                =========    =========    =========    =========
Limited partners' interest in net income, pro forma             $   9,685    $  13,964    $  22,861    $  24,775
                                                                =========    =========    =========    =========
Earnings per limited partner unit:
Basic, as reported                                              $    0.47    $    0.90    $    1.27    $    1.62
                                                                =========    =========    =========    =========
Basic, pro forma                                                $    0.54    $    0.91    $    1.33    $    1.61
                                                                =========    =========    =========    =========
Diluted, as reported                                            $    0.45    $    0.88    $    1.23    $    1.57
                                                                =========    =========    =========    =========
Diluted, pro forma                                              $    0.52    $    0.88    $    1.28    $    1.56
                                                                =========    =========    =========    =========

8.       SUBSEQUENT EVENT

         On July 25, 2003, the Partnership declared a quarterly distribution of $0.525 per unit for the quarterly period ended June 30, 2003 (an annualized rate of $2.10), on all of its Common and Subordinated Units outstanding, payable on August 14, 2003, to all unitholders of record as of August 5, 2003. The total distribution is approximately $9,591,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING DATA

                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                            ------------------    -------------------
                              2003      2002        2003       2002
                            -------   --------    --------   --------
Tons sold (000s)              4,749      4,443       9,205      8,917
Tons produced (000s)          4,643      4,691       9,633      9,451
Revenues per ton sold (1)   $ 27.04   $  27.56    $  27.05   $  27.22
Cost per ton sold (2)       $ 21.47   $  20.75    $  20.79   $  20.68

(1) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(2) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Coal sales. Coal sales for the three months ended June 30, 2003 (the "2003 Quarter") increased 4.3% to $122.6 million from $117.6 million for the three months ended June 30, 2002 (the "2002 Quarter"). The increase of $5.0 million was primarily attributable to higher sales volumes partially offset by lower sales prices. Tons sold increased 6.9% to 4.7 million for the 2003 Quarter from 4.4 million for the 2002 Quarter. Tons produced decreased 1.0% to 4.6 million tons for the 2003 Quarter from 4.7 million for the 2002 Quarter.

         Transportation revenues. Transportation revenues increased to $5.1 million for the 2003 Quarter from $4.4 million for the 2002 Quarter. The increase of $0.7 million was primarily attributable to increased shipments to a customer with above-average transportation costs. The Partnership reflects reimbursement of the cost of transporting coal to customers through third-party carriers as transportation revenues and the corresponding expense as transportation expense in the condensed consolidated statements of income. No profit margin is realized on transportation revenues.

         Other sales and operating revenues. Other sales and operating revenues increased to $5.8 million for the 2003 Quarter from $4.9 million for the 2002 Quarter. The increase of $0.9 million is primarily attributable to additional rental and service fees associated with increased volumes at a third-party coal synfuel facility originally located at Hopkins County Coal and moved to Warrior Coal in April 2003.

         Operating expenses. Operating expenses increased 12.7% to $94.9 million for the 2003 Quarter from $84.2 million for the 2002 Quarter. The increase of $10.7 million is primarily due to the increase in aggregate operating expenses associated with additional coal sales of 306,000 tons. Lower productivity at Mettiki and Pattiki resulted in increased operating expenses as fewer costs were deferred to coal inventory. The productivity at Mettiki for the 2003 Quarter was lower than the record quarterly production achieved in the 2002 Quarter. At Pattiki, transition issues involving access to a new reserve area adversely impacted productivity during the 2003 Quarter. At Warrior Coal, aggregate operating expenses increased, but declined on a per ton basis, reflecting increased productivity. Warrior Coal's per ton operating expenses are beginning to benefit from the use of new mine access infrastructure completed in the 2003 Quarter and the addition of a third continuous mining unit in the second quarter of 2003. At Hopkins County Coal, aggregate operating expenses decreased, but increased on a per ton basis. Production at the Hopkins County Coal mining complex was impacted by the idling of its two surface mines on June 2, 2003 and the closure of its depleted underground mine in April 2003, resulting in an increase in operating expenses per ton sold. Workers' compensation costs increased approximately $1.0 million as a result of a reduction in the discount rate for valuing traumatic injury claims and adverse claims experience.

         Transportation expenses. See "Transportation revenues" above concerning the increase in transportation expenses.

         Outside purchases. Outside purchases decreased to $0.4 million for the 2003 Quarter compared to $2.8 million for the 2002 Quarter. The decrease of $2.4 million was primarily the result of not purchasing coal from a third-party contractor that ceased production in the fourth quarter of 2002.

         General and administrative. General and administrative expenses increased to $6.7 million for the 2003 Quarter compared to $5.2 million for the 2002 Quarter. The increase of $1.5 million was primarily attributable to increased accruals related to the Long-Term Incentive Plan. The Long-Term Incentive Plan accrual is impacted by the increased market value of the Partnership's common units.

         Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $13.7 million for the 2003 Quarter compared to $12.6 million for the 2002 Quarter. The increase of $1.1 million was primarily the result of additional depreciation expense associated with recently completed capital expenditures at Pattiki that were necessary for the extension across a fault zone and into an adjacent coal reserve area. Pattiki's transition of operating units to the new reserve area began in October 2002 and was completed in May 2003.

         Interest expense. Interest expense was comparable for the 2003 and 2002 Quarters at $4.0 million and $4.2 million, respectively.

         Income taxes. Income taxes increased to $0.7 million for the 2003 Quarter compared to $(0.2) million for the 2002 Quarter. Although the Partnership is not a taxable entity for federal or state income tax purposes, the Partnership's indirect wholly-owned subsidiary, Alliance Service, Inc. is subject to federal and state income taxes. In conjunction with a decision to relocate the coal synfuel facility from Hopkins County Coal to Warrior Coal, agreements for a portion of the services provided to the coal synfuel producer were assigned to Alliance Service in December 2002. Additionally, Warrior Coal was subject to income taxes prior to its acquisition by the Partnership on February 14, 2003.

         Net income. Net income decreased to $8.5 million for the 2003 Quarter from $14.0 million for the 2002 Quarter. The decrease of $5.5 million is attributable to: (a) lower sales prices, (b) higher operating expenses associated with lower productivity at Hopkins County Coal, Pattiki and Mettiki and increased workers' compensation costs, (c) additional general and administrative expenses related to increased accruals for the Long-Term Incentive Plan, (d) additional depreciation expense associated with recently completed expansion capital expenditures at Pattiki, and (e) increased income tax expense associated with the coal synfuel-related services now performed by Alliance Service, partially offset by the benefit of increased volumes associated with coal synfuel-related agreements and lower per ton operating expenses at Warrior Coal.

         In regard to the forgoing, Warrior Coal's per ton operating expenses are beginning to benefit from the use of new mine access infrastructure completed in the 2003 Quarter and the addition of a third continuous mining unit in the second quarter of 2003; Pattiki's productivity was negatively impacted by transition issues in connection with accessing a new reserve area; and Hopkins County Coal idled its two surface mines on June 2, 2003 and closed its depleted underground mine in April 2003.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

         Coal sales. Coal sales for the six months ended June 30, 2003 (the "2003 Period") increased 1.6% to $237.0 million from $233.4 million for the six months ended June 30, 2002 (the "2002 Period"). The increase of $3.6 million was primarily attributable to higher sales volumes partially offset by lower sales prices. Tons sold increased 3.2% to 9.2 million for the 2003 Period from 8.9 million for the 2002 Period. Tons produced increased 1.9% to 9.6 million tons for the 2003 Period from 9.5 million for the 2002 Period.

         Transportation revenues. Transportation revenues were comparable for the 2003 and 2002 Periods at $9.4 million and $9.5 million, respectively. The Partnership reflects reimbursement of the cost of transporting coal to customers through third-party carriers as transportation revenues and the corresponding expense as transportation expense in the condensed consolidated statements of income. No profit margin is realized on transportation revenues.

         Other sales and operating revenues. Other sales and operating revenues increased to $12.0 million for the 2003 Period from $9.3 million for the 2002 Period. The increase of $2.7 million is primarily attributable to additional rental and service fees associated with increased volumes at a third-party coal synfuel facility originally located at Hopkins County Coal and moved to Warrior Coal in April 2003.

         Operating expenses. Operating expenses increased 5.3% to $177.7 million for the 2003 Period from $168.7 million for the 2002 Period. The increase of $9.0 million is primarily attributable to the increase in aggregate operating expenses associated with additional coal sales of 288,000 tons and the negative impact on per ton operating expenses of (a) lower productivity associated with Pattiki's transition across a fault zone to a new reserve area and (b) Hopkins County Coal's idling of its two surface mines on June 2, 2003 and closure of its depleted underground mine in April 2003, partially offset by the productivity benefits at Warrior Coal associated with the use of new mine access infrastructure completed during the second quarter of 2003 and the addition of a third continuous mining unit in May 2003. At Hopkins County Coal, aggregate operating expenses decreased, but increased on a per ton basis as a result of lower production. At Warrior Coal, aggregate operating expenses increased, but declined on a per ton basis reflecting increased productivity. Workers compensation costs increased as a result of a reduction in the discount rate for valuing traumatic injury claims and adverse claims experience.

         Transportation expenses. See "Transportation revenues" above concerning the decrease in transportation expenses.

         Outside purchases. Outside purchases decreased to $1.4 million for the 2003 Period compared to $5.6 million for the 2002 Period. The decrease of $4.2 million was primarily the result of not purchasing coal from a third-party contractor that ceased production in the fourth quarter of 2002.

         General and administrative. General and administrative expenses increased to $12.3 million for the 2003 Period compared to $10.1 million for the 2002 Period. The increase of $2.2 million was primarily attributable to increased accruals related to the Long-Term Incentive Plan. The Long-Term Incentive Plan accrual is impacted by the increased market value of the Partnership's common units.

         Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 4.6% to $26.8 million for the 2003 Period compared to $25.6 million for the 2002 Period. The increase of $1.2 million was primarily the result of additional depreciation expense associated with recently completed capital expenditures at Pattiki that were necessary for the extension across the fault zone into an adjacent coal reserve area. Pattiki's transition of operating units to the new reserve area began in October 2002 and was competed in May 2003.

         Interest expense. Interest expense was comparable for each of the 2003 and 2002 Periods at $8.0 million and $8.1 million, respectively.

         Income taxes. Income taxes increased to $1.7 million for the 2003 Period. Although the Partnership is not a taxable entity for federal or state income tax purposes, the Partnership's indirect subsidiary, Alliance Service is subject to federal and state income taxes. In conjunction with a decision to relocate the coal synfuel facility from Hopkins County Coal to Warrior Coal, agreements for a portion of the services provided to the coal synfuel producer were assigned to Alliance Service in December 2002. Additionally, Warrior Coal was subject to income taxes prior to its acquisition by the Partnership on February 14, 2003.

         Net income. Net income decreased to $21.7 million for the 2003 Period from $25.4 million for the 2002 Period. The decrease of $3.7 million is primarily attributable to lower sales prices. Additionally the Partnership experienced higher costs associated with (a) Pattiki's transition across a fault zone to a new reserve area, (b) Hopkins County Coal's idling of its two surface mines on June 2, 2003 and closure of its depleted underground mine in April 2003, (c) increased workers' compensation expense and (d) increased income tax expense associated with coal synfuel-related services now performed by Alliance Service, partially offset by the benefit of increased volumes associated with coal synfuel-related agreements and lower per ton operating expenses at Warrior Coal. Warrior Coal's operating expenses are beginning to benefit from the use of new mine access infrastructure completed during the second quarter of 2003 and the addition of a third continuous mining unit in the 2003 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash provided by operating activities was $43.7 million for the 2003 Period compared to $38.5 million for the 2002 Period. The increase in cash provided by operating activities was principally attributable to decreased working capital during the 2003 Period compared to the 2002 Period.

         Net cash used in investing activities was $32.2 million for the 2003 Period, compared to $21.6 million for the 2002 Period. The increase in the use of cash is principally attributable to reduced liquidation of marketable securities, net of purchases, during the 2003 Period compared to the 2002 Period.

         Net cash provided by financing activities was $11.6 million for the 2003 Period, compared to net cash used in financing activities of $23.2 million for the 2002 Period. The increase is primarily attributable to the proceeds received from a Common Unit offering during the 2003 Period partially offset by the increase in distribution to Partners due to an increase in the quarterly distribution rate of $0.025 per unit to $0.525 per unit and the additional Common Units outstanding from the Common Unit offering and payment of Warrior Coal's borrowings of $17.0 million under a revolving credit agreement.

Capital Expenditures

        Capital expenditures were comparable for each of the 2003 and 2002 Periods at $32.7 million and $32.0 million, respectively. The capital expenditures in the 2003 Period of $32.7 million included $12.7 million for the Warrior Coal acquisition. Excluding the Warrior Coal acquisition, capital expenditures for the 2003 Period decreased $11.9 million compared to capital expenditures for the 2002 Period. The decrease is primarily attributable to the completion of the extension into an adjacent reserve area at Pattiki and the new service shaft at Dotiki during April 2003. The majority of the capital expenditures associated with the Pattiki and Dotiki projects were incurred during 2002. Capital expenditures for the remainder of 2003 are estimated to be $24.1 million.

Notes Offering and Credit Facility

         Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership") has $180 million principal amount of 8.31% senior notes due August 20, 2014 payable in ten equal annual installments of $18 million beginning in August 2005 with interest payable semiannually. The Intermediate Partnership also has a $100 million credit facility. The credit facility consists of three tranches, including a term loan facility with an initial balance of $50 million, a $25 million working capital facility and a $25 million revolving credit facility. At June 30, 2003 the balance of the term loan facility was $23.8 million and cannot be increased. There are no borrowings outstanding under either the working capital facility or revolving credit facility at June 30, 2003. The weighted average interest rate on the term loan facility at June 30, 2003 was 2.38%. The credit facility expires August 2004. The senior notes and credit facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The senior notes and credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the credit facility and senior notes at June 30, 2003.

         The Partnership is currently negotiating to replace the existing credit facility with a new $75 million credit facility. The new credit facility is expected to include the following provisions: (a) a guarantee by all of the subsidiaries of the Intermediate Partnership, (b) various restrictive and affirmative covenants and interest rates based on either the (i) London Interbank Offered Rate or (ii) the "Base Rate," which is equal to the greater of the JPMorgan Chase Prime Rate or the Federal Funds Rate plus 1/2 of 1%, plus, in either case, an applicable margin and (c) an expiration date of September 30, 2006.

         On July 10, 2003 Fitch Ratings assigned a `BBB-' (Triple-B minus) corporate rating of Alliance Resource Operating Partners, L.P. for the 8.31% unsecured senior notes dated August 1999 with a Stable Outlook. The rating is subject to change should business, financial or other conditions warrant.

         The Partnership previously entered into and has maintained agreements with three banks to provide letters of credit in an aggregate amount of $35.0 million to maintain surety bonds to secure its obligations for reclamation liabilities and workers' compensation benefits. At June 30, 2003, the Partnership had $25.5 million in letters of credit outstanding. Alliance Resource GP, LLC, the Partnership's special general partner (the "Special GP") guarantees the letters of credit.

Related Party Transactions

         On February 14, 2003, the Partnership acquired Warrior Coal pursuant to the terms of the Put/Call Agreement with ARH Warrior Holdings, Inc., a subsidiary of ARH. The Partnership acquired Warrior Coal for approximately $12.7 million and paid Warrior Coal's borrowings of $17.0 million under a revolving credit agreement between the Special GP and Warrior Coal. Because the Warrior Coal acquisition was between entities under common control, the acquisition is accounted for at historical cost in a manner similar to that used in a pooling of interests. As a result of recording Warrior Coal's assets and liabilities at their historical book values, as required by generally accepted accounting principles, while acquiring Warrior Coal at market value, the General Partners' capital account was decreased by $7.9 million. The Partnership financed the transaction with a portion of the net proceeds of the recently completed public offering of 2,538,000 Common Units. See Note 1 to the condensed consolidated financial statements in "Item 1. Financial Statements" above.

         Under the terms of the Put/Call Agreement, the Partnership assumed certain other obligations, including a mineral lease and sublease with SGP Land, LLC, an affiliate of ARH Warrior Holdings, covering coal reserves that have been and will continue to be mined by Warrior Coal. The terms and conditions of the mineral lease and sub-lease remained unchanged following the closing of the acquisition. Prior to the acquisition of Warrior Coal on February 14, 2003, the Partnership purchased coal from and sold coal to Warrior Coal and had agreements with Warrior Coal related to administrative services and reclamation procedures.

         The Partnership has continuing related-party transactions with its Managing General Partner and the Special General Partner, including the Special General Partner's affiliates. These related party transactions relate principally to the provision of administrative services by the Managing General Partner, mineral and equipment leases with the Special General Partner, including its affiliates, and guarantees from the Special General Partner for letters of credit.

         Please read the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions - " for additional information concerning the related party transactions described above.

Coal Synfuel

         The Partnership entered into long-term agreements with Synfuel Solutions Operating LLC ("SSO") to host and operate its coal synfuel facility located at Warrior Coal (originally the coal synfuel facility was located at Hopkins County Coal), and to supply the facility with coal feedstock, assist SSO with the marketing of coal synfuel, and provide rental and other services. These agreements expire on December 31, 2007 and provide the Partnership with coal sales, rental and service fees from SSO based on the synfuel facility throughput tonnages. These amounts are dependent on the ability of SSO's members to use certain qualifying tax credits applicable to the facility. Warrior Coal has maintained arrangements whereby it may sell any coal not purchased by SSO to other coal buyers.

        In recent weeks, the Internal Revenue Service ("IRS") has announced a review of the issue of the chemical change required to qualify for synfuel tax credits and, in the meantime, has suspended the issuance of new private letter rulings ("PLRs") related to coal synfuel facilities. The Partnership believes the IRS will eventually review SSO's PLR issued for its synfuel facility. The Partnership is unable to predict the out-come of any such review or the ultimate impact, if any, of the review on SSO's synfuel facility. SSO continues to produce and sell coal synfuel.

         As previously disclosed, the term of each of the agreements with SSO is subject to early cancellation provisions customary for transactions of these types, including the unavailability of synfuel tax credits, the termination of associated coal synfuel sales contracts, and the occurrence of certain force majeure events. Assuming the currently forecasted throughput tonnages for the SSO synfuel facility, the incremental annual net income benefit from the combination of the various coal synfuel-related agreements is between $13 million and $15 million, assuming that coal pricing would not be impacted without the availability of synfuel. The continuation of the incremental net income benefit associated with SSO's coal synfuel facility cannot be assured. The Partnership earns income by supplying SSO's synfuel facility with coal feedstock, assisting SSO with the marketing of coal synfuel, and providing rental and other services. Pursuant to our agreement with SSO, the Partnership is not obligated to make retroactive adjustments or reimbursements if SSO's tax credits are disallowed.

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

         The Partnership did not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions as of June 30, 2003.

         The Intermediate Partnership assumed obligations under a $100 million credit facility. Borrowings under the credit facility are at variable rates and, as a result, the Partnership has interest rate exposure. The Partnership's earnings are not materially affected by changes in interest rates. If interest rates would have increased by 100 basis points, interest expense for the six months ended June 30, 2003 would have increased by approximately $133,000.

         As of June 30, 2003, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation was carried out by management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the chief executive officer and the principal accounting officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

         During the quarterly period ended June 30, 2003, there has not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

         Each of the chief executive officer and the principal accounting officer of our Managing General Partner has furnished as Exhibit 32.1 and
Exhibit 32.2, respectively, a certificate to the Securities and Exchange Commission as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

              - fluctuation in coal prices, which could adversely affect our operating results and cash flows;

              - deregulation of the electric utility industry and/or the effects of any adverse changes in the domestic coal industry, electric utility industry, or general economic conditions;

              - dependence on significant customer contracts, including renewing customer contracts upon expiration;

              - loss of the ability by us or others to realize benefits from state and federal tax credits;

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

              - any unanticipated increases in labor costs or unexpected cash payments associated with post-mine reclamation and workers' compensation claims;

              - greater than expected environmental regulations, costs and liabilities;

              - a variety of operational, geologic, permitting, labor and weather-related factors;

              -   risks of major mine-related accidents or interruptions;

              -   results of litigation;

              - difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits; and

              -   difficulty in obtaining commercial property insurance.

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

              -   this Quarterly Report on Form 10-Q;

              -   other reports filed by us with the SEC;

              -   our press releases; and

              - oral statements made by us or any of our officers or other persons acting on our behalf.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

       The information under "Contingencies" in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.      OTHER INFORMATION

       None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits:

     10.40 Amendment No. 2 to Coal Feedstock Supply Agreement dated April 1, 2003, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC. (Portions of this agreement have been omitted based upon a request for confidential treatment. Those omitted portions have been filed with the SEC).

     31.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 11, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

     31.2 Certification of Dale G. Wilkerson, Vice President and Controller (Principal Accounting Officer) of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 11, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

     32.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 11, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

     32.2 Certification of Dale G. Wilkerson, Vice President and Controller (Principal Accounting Officer) of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 11, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

     (b)     Reports on Form 8-K:

             A Form 8-K was filed on April 4, 2003 to submit to the Securities and Exchange Commission a press release announcing increased production in Central Appalachia and a notice, in accordance with the Worker Adjustment and Retraining Notification Act of 1988, of an impending reduction-in-force for one of its Illinois Basin operations.

             A Form 8-K was filed on April 28, 2003 to submit to the Securities and Exchange Commission a press release announcing earnings and operating results for the first quarter of 2003. The press release contains the following financial statements: (i) consolidated statements of income and operating data for the three months ended March 31, 2003 and 2002; (ii) consolidated balance sheets at March 31, 2003 and December 31, 2002; and
     (iii) consolidated condensed statements of cash flow for the three months ended March 31, 2003 and 2002.

             A Form 8-K/A was filed on May 13, 2003 to submit to the Securities and Exchange Commission an amendment to the press release announcing earnings and operating results for the first quarter of 2003 that provided additional information in the consolidated statements of income and operating data for the three months ended March 31, 2003 and 2002 related to Warrior Coal, LLC ("Warrior Coal") and to correct a misclassification in the consolidated condensed statement of cash flows for the three months ended March 31, 2003. The Partnership expanded the consolidated statements of income and operating data for the three months ended March 31, 2003 and 2002 to disclose the amount of Warrior Coal's net income (loss) prior to the acquisition on February 14, 2003. Warrior Coal's net income (loss) prior to the acquisition on February 14, 2003 is allocated entirely to the General Partners' Interest. The Partnership also reclassified the Purchase of Warrior Coal line item of $12.6 million on the consolidated condensed statement of cash flows from a cash flows from financing activities item to a cash flows from investing activities item. Total net income and net change in cash and cash equivalents did not change from the amounts originally reported.

             A Form 8-K was filed on June 6, 2003 to submit to the Securities and Exchange Commission a press release announcing the idling of its Hopkins County Coal mine.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 11, 2003.

                                       ALLIANCE RESOURCE PARTNERS, L.P.

                                       By: Alliance Resource Management GP, LLC
                                           its managing general partner

                                           /s/ Joseph W. Craft III
                                           -------------------------------------
                                           Joseph W. Craft III
                                           President, Chief Executive
                                           Officer and Director

                                           /s/ Dale G. Wilkerson
                                           -------------------------------------
                                           Dale G. Wilkerson
                                           Vice President and Controller
                                           (Principal Accounting
                                           Officer)

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------
  10.40        Amendment No. 2 to Coal Feedstock Supply Agreement dated April 1,
               2003, between Synfuel Solutions Operating LLC and Hopkins County
               Coal, LLC. (Portions of this agreement have been omitted based upon a request for confidential treatment. Those omitted portions have been filed with the SEC).

  31.1         Certification of Joseph W. Craft III, President and Chief
               Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 11, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

  31.2         Certification of Dale G. Wilkerson, Vice President and Controller
               (Principal Accounting Officer) of Alliance Resource Management
               GP, LLC, the managing general partner of Alliance Resource
               Partners, L.P., dated August 11, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

  32.1         Certification of Joseph W. Craft III, President and Chief
               Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 11, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

  32.2         Certification of Dale G. Wilkerson, Vice President and Controller
               (Principal Accounting Officer) of Alliance Resource Management
               GP, LLC, the managing general partner of Alliance Resource
               Partners, L.P., dated August 11, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.