Form 10-Q
period 2003-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2003-11-10
CIK 1086600

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ----------

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

                       ----------------------------------

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

         As of November 10, 2003, 11,481,262 Common Units and 6,422,531
Subordinated Units are outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

                                                                                             PAGE
                                                                                             ----
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

          Condensed Consolidated Balance Sheets as of September 30, 2003 and December
          31, 2002                                                                             1

          Condensed Consolidated Statements of Income for the three-months   and
          nine-months ended September 30, 2003 and 2002                                        2

          Condensed Consolidated Statements of Cash Flows for the nine-months ended
          September 30, 2003 and 2002                                                          3

          Notes to Condensed Consolidated Financial Statements                                 4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                                           9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          16

ITEM 4.   CONTROLS AND PROCEDURES                                                             16

          FORWARD-LOOKING STATEMENTS                                                          17

                                     PART 2

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                   18

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                           18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                     18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 18

ITEM 5.   OTHER INFORMATION                                                                   18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                    18

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                 2003                 2002
                                                                              --------------      ------------
                                                                              (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $      1,340        $       9,028
     Trade receivables, net                                                         42,658               33,018
     Marketable securities (at cost, which approximates fair value)                 23,519                  470
     Inventories                                                                    16,652               13,165
     Advance royalties                                                               5,233                5,232
     Prepaid expenses and other assets                                               3,601                2,784
                                                                              ------------        -------------
               Total current assets                                                 93,003               63,697

PROPERTY, PLANT AND EQUIPMENT AT COST                                              471,102              446,629
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                         (244,411)            (216,777)
                                                                              ------------        -------------
                                                                                   226,691              229,852

OTHER ASSETS:
     Advance royalties                                                               8,917               10,542
     Coal supply agreements, net                                                     6,126                8,167
     Other long-term assets                                                          4,750                4,674
                                                                              ------------        -------------

                                                                              $    339,487        $     316,932
                                                                              ============        =============
                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                         $     19,628        $      23,330
     Due to affiliates                                                               2,321                1,286
     Accrued taxes other than income taxes                                           9,698                8,105
     Accrued payroll and related expenses                                           11,594               10,004
     Accrued interest                                                                1,661                5,361
     Workers' compensation and pneumoconiosis benefits                               4,949                5,275
     Other current liabilities                                                       6,535                9,877
     Current maturities, long-term debt                                                  -               16,250
                                                                              ------------        -------------
               Total current liabilities                                            56,386               79,488

LONG-TERM LIABILITIES:
     Long-term debt, excluding current maturities                                  201,000              195,000
     Accrued pneumoconiosis benefits                                                17,284               16,067
     Workers' compensation                                                          23,801               19,949
     Reclamation and mine closing                                                   22,159               21,821
     Due to affiliates                                                              10,930               20,652
     Other liabilities                                                               2,702                2,717
                                                                              ------------        -------------
               Total liabilities                                                   334,262              355,694

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
     Common Unitholders 11,481,262 and 8,982,780 units outstanding,                200,331              144,219
       respectively
     Subordinated Unitholder 6,422,531 units outstanding                           116,333              112,916
     General Partners                                                             (306,038)            (290,472)
     Unrealized loss on marketable securities                                         (126)                (150)
     Minimum pension liability                                                      (5,275)              (5,275)
                                                                              ------------        -------------
               Total Partners' capital (deficit)                                     5,225              (38,762)
                                                                              ------------        -------------
                                                                              $    339,487        $     316,932
                                                                              ============        =============

See notes to condensed consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -----------       -----------      -----------       -----------
                                                                2003             2002              2003             2002
                                                            -----------       -----------      -----------       -----------
SALES AND OPERATING REVENUES:
     Coal sales                                             $   131,131       $   122,241      $   368,170       $   355,657
     Transportation revenues                                      5,231             5,032           14,617            14,490
     Other sales and operating revenues                           5,437             5,507           17,408            14,849
                                                            -----------       -----------      -----------       -----------
               Total revenues                                   141,799           132,780          400,195           384,996
                                                            -----------       -----------      -----------       -----------

EXPENSES:
     Operating expenses                                          98,464            99,780          276,149           268,510
     Transportation expenses                                      5,231             5,032           14,617            14,490
     Outside purchases                                            3,844             2,773            5,233             8,384
     General and administrative                                   6,494             4,316           18,799            14,422
     Depreciation, depletion and amortization                    12,556            12,903           39,349            38,516
     Interest expense (net of interest income and
       interest capitalized
         For the three-months and nine-months ended
         September 30, 2003 and 2002 of $83, $521,
         $450 and $1,158, respectively)                           4,088             4,008           12,045            12,154
                                                            -----------       -----------      -----------       -----------
               Total operating expenses                         130,677           128,812          366,192           356,476
                                                            -----------       -----------      -----------       -----------

INCOME FROM OPERATIONS                                           11,122             3,968           34,003            28,520
OTHER INCOME                                                        344              (412)             794               425
                                                            -----------       -----------      -----------       -----------
INCOME BEFORE INCOME TAXES                                       11,466             3,556           34,797            28,945
INCOME TAX EXPENSE (BENEFIT)                                        663              (570)           2,338              (593)
                                                            -----------       -----------      -----------       -----------
NET INCOME                                                  $    10,803       $     4,126      $    32,459       $    29,538
                                                            ===========       ===========      ===========       ===========

ALLOCATION OF NET INCOME:
     PORTION APPLICABLE TO WARRIOR COAL
         EARNINGS (LOSS) PRIOR TO ITS ACQUISITION ON
         FEBRUARY 14, 2003                                  $         -       $      (675)     $      (666)      $      (703)
     PORTION APPLICABLE TO PARTNERS' INTEREST                    10,803             4,801           33,125            30,241
                                                            -----------       -----------      -----------       -----------
NET INCOME                                                  $    10,803       $     4,126      $    32,459       $    29,538
                                                            ===========       ===========      ===========       ===========

GENERAL PARTNERS' INTEREST IN NET INCOME (LOSS)             $       216       $      (579)     $        (3)      $       (98)
                                                            ===========       ===========      ===========       ===========

LIMITED PARTNERS' INTEREST IN NET INCOME                        $10,587            $4,705      $    32,462       $    29,636
                                                            ===========       ===========      ===========       ===========

BASIC NET INCOME PER LIMITED PARTNER UNIT                   $      0.59       $      0.31      $      1.86       $      1.92
                                                            ===========       ===========      ===========       ===========

DILUTED NET INCOME PER LIMITED PARTNER UNIT                 $      0.57       $      0.30      $      1.80       $      1.87
                                                            ===========       ===========      ===========       ===========

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC           17,903,793        15,405,311       17,471,864        15,405,311
                                                            ===========       ===========      ===========       ===========

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED         18,487,787        15,844,316       18,053,904        15,842,689
                                                            ===========       ===========      ===========       ===========

See notes to condensed consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          ------------------------------
                                                                            2003                 2002
                                                                          ---------            ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                               $  62,491            $  56,374
                                                                          ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plan and equipment                               (34,190)             (48,579)
     Purchase of Warrior Coal                                               (12,661)                   -
     Proceeds from sale of property, plant and equipment                        413                  322
     Purchase of marketable securities                                      (23,021)                   -
     Proceeds from maturity of marketable securities                              -               10,085
                                                                          ---------            ---------
               Net cash used in investing activities                        (69,459)             (38,172)
                                                                          ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common unit offering to public                            53,956                    -
     Cash contribution by General Partners                                        9                    -
     Payments on Warrior Coal revolver                                      (17,000)                   -
     Borrowings under revolving credit and working capital                   31,600               61,700
       facilities
     Payments under revolving credit and working capital                    (10,600)             (51,700)
       facilities
     Payments on long-term debt                                             (31,250)             (11,250)
     Distributions to Partners                                              (27,435)             (23,580)
                                                                          ---------            ---------
               Net cash used in financing activities                           (720)             (24,830)
                                                                          ---------            ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (7,688)              (6,628)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              9,028               11,093

                                                                          ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   1,340            $   4,465
                                                                          =========            =========

CASH PAID FOR:
     Interest                                                             $  15,803            $  16,836
                                                                          =========            =========
     Income taxes                                                         $   2,281            $       -
                                                                          =========            =========

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

         The accompanying condensed consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of September 30, 2003 and December 31, 2002, and the results of its operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. All material intercompany transactions and accounts have been eliminated.

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

         On October 15, 2003, the West Virginia Department of Environmental Protection ("WVDEP") issued a letter denying Mettiki Coal (WV), LLC's, one of our subsidiaries, application for an underground mining permit for its proposed E-Mine. The E-Mine is a proposed longwall underground mine to be located primarily in Tucker County, West Virginia. The stated basis of WVDEP's denial was that Mettiki Coal (WV) had failed to show that the proposed mine was designed to prevent long-term material damage to the hydrologic balance outside the permit area. WVDEP expressed its belief that the mine would likely produce acid mine drainage, which would require treatment for an indefinite period. WVDEP takes the position that the applicable surface mining laws require reclamation of land and water resources, and that treatment for an indefinite period is not an acceptable reclamation alternative. However, WVDEP previously issued a permit to Island Creek Coal Company to mine the same general reserve area without expressing such concerns. Mettiki Coal (WV) has thirty days from its receipt of the denial of the permit application to appeal that decision to the West Virginia Surface Mine Board ("SMB"). The SMB, a seven-member board, typically hears cases within several months after appeals are filed and rarely waits more than several weeks after hearing a case to render a final decision. Mettiki Coal (WV) anticipates that it will vigorously pursue the appeal of the denial of the surface mining permit application to the SMB. Mettiki Coal (WV) has approximately $1.1 million of advance minimum royalties associated with the E-Mine reserves, which management believes are fully recoverable.

         In August 2003, the Partnership resolved its dispute with PSI Energy Inc. ("PSI") concerning the procedures for and testing of a certain coal quality specification relating to the minimum Hardgrove Grindability Index (i.e. physical hardness of coal) of coal supplied by the Gibson County Coal mining complex. See information under "Contingencies" in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003. At that time, Gibson County Coal and PSI concluded a definitive settlement agreement that is consistent with the tentative settlement reached during mediation procedures that occurred in August 2002. As part of the settlement, the Partnership agreed with PSI to exchange mutual releases of any and all claims related to the contract dispute. The Partnership's previously recorded accruals of approximately $800,000 relating to the dispute were consistent with the terms of the executed settlement agreement and certain other agreements.

3.       ACQUISITION

         On February 14, 2003, the Partnership acquired Warrior Coal pursuant to the terms of an Amended and Restated Put and Call Option Agreement ("Put/Call Agreement") with ARH Warrior Holdings, Inc. ("ARH Warrior"), a subsidiary of ARH. The Partnership acquired Warrior Coal for approximately $12.7 million and paid Warrior Coal's borrowings of $17.0 million under a revolving credit agreement between Alliance Resource GP, LLC (the "Special GP"), a subsidiary of ARH, and Warrior Coal. Because the Warrior Coal acquisition was between entities under common control, the acquisition is accounted for at historical cost in a manner similar to that used in a pooling of interests. As a result of recording Warrior Coal's assets and liabilities at their historical book values, as required by generally accepted accounting principles, while acquiring Warrior Coal at market value, the General Partners' capital account was decreased by $7.9 million. The Partnership financed the transaction with a portion of the net proceeds of the public offering of 2,538,000 Common Units (Note 1) in February and March 2003.

         Under the terms of the Put/Call Agreement, the Partnership assumed certain other obligations, including a mineral lease and sublease with SGP Land, LLC, an affiliate of ARH Warrior, covering coal reserves that have been and will continue to be mined by Warrior Coal. The terms and conditions of the mineral lease and sub-lease remained unchanged following the closing of the acquisition.

4.       MINE IDLING

         On June 2, 2003, the Partnership idled its Hopkins County Coal mining complex. Hopkins County Coal's two surface mines produced 1.6 million tons of coal in 2002 and was idled in response to soft market demand. The Partnership continues to evaluate the recoverability of the appropriate asset group and has concluded that there is no impairment loss.

5.       COAL SYNFUEL

         The Partnership entered into long-term agreements with Synfuel Solutions Operating LLC ("SSO") to host and operate its coal synfuel facility located at Warrior Coal (originally the coal synfuel facility was located at Hopkins County Coal), as well as supply the facility with coal feedstock, assist SSO with the marketing of coal synfuel, and provide rental and other services. These agreements expire on December 31, 2007, and provide the Partnership with coal sales, rental and service fees from SSO based on the synfuel facility throughput tonnages. These amounts are dependent on the ability of SSO's members to use certain qualifying tax credits applicable to the facility. Warrior Coal has maintained arrangements whereby it may sell any coal not purchased by SSO to other coal buyers.

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

         In June 2003, the Internal Revenue Service ("IRS") announced a review of the test procedures and results relied upon by taxpayers and the IRS in issuing private letter rulings ("PLRs") relating to the level of chemical change required to qualify for synfuel tax credits. The IRS also suspended the issuance of new private letter rulings ("PLRs") related to coal synfuel facilities. In October 2003, the IRS stated that it has finished the review started in June 2003. As a result of this review, the IRS has determined that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. Further, the IRS will resume to issuing rulings on significant chemical change, but only under the guidelines set forth in Rev. Proc. 2001-30, as modified by Rev. Proc. 2001-34. Although the IRS will resume its ruling practice, the IRS indicated it has continuing concerns regarding the sampling and data/record retention practices prevalent in the synthetic fuels industry. Accordingly, in order to receive future rulings, the IRS has advised that taxpayers will be required to strictly conform with certain sampling, testing and documentation procedures.

         The Partnership has been advised by SSO that the IRS may eventually review SSO's PLR issued for its synfuel facility. The Partnership is unable to predict the outcome of any such review or the ultimate impact, if any, of the review on SSO's synfuel facility. SSO continues to produce and sell coal synfuel.

6.       NET INCOME PER LIMITED PARTNER UNIT

         A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                  ----------------------        --------------------------
                                                    2003         2002              2003            2002
                                                  ----------------------        --------------------------
Limited partners' interest in net income          $  10,587    $   4,705         $ 32,462           29,636

Weighted average limited partner units - basic       17,904       15,405           17,472           15,405

Basic net income per limited partner unit         $    0.59    $    0.31         $   1.86       $     1.92
                                                  =========    =========         ========       ==========

Weighted average limited partner units - basic       17,904       15,405           17,472           15,405
Units contingently issuable:
   Restricted units for Long-Term Incentive Plan        527          390              527              390
   Directors' compensation units deferred                17           13               16               13
   Supplemental Executive Retirement Plan                40           36               39               35
                                                  ---------    ---------         --------       ----------

Weighted average limited partner units, assuming
   dilutive effect of restricted units               18,488       15,844           18,054           15,843
                                                  ---------    ---------         --------       ----------

Diluted net income per limited partner unit       $    0.57    $    0.30         $   1.80       $     1.87
                                                  =========    =========         ========       ==========

7.       RESTRICTED UNIT-BASED COMPENSATION

         The Partnership has elected to account for the compensation expense of the non-vested restricted units granted under the Long-Term Incentive Plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Compensation cost for the non-vested restricted units is recorded on a pro-rata basis, as appropriate, given the "cliff vesting" nature of the grants, based on the current market value of the Partnership's Common Units at the end of each period.

         Consistent with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation Transition and Disclosure," and amendment of SFAS No. 123, "Accounting for Stock-Based Compensation," the following table provides pro forma results as if the fair value-based method had been applied to all outstanding and non-vested awards, including Long-Term Incentive Plan units, in each period presented (in thousands, except per unit data):

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                               --------------------------        --------------------------
                                                                  2003            2002              2003            2002
                                                               ----------      ----------        ------------     ---------
Net income, as reported                                        $   10,803      $    4,126        $     32,459     $  29,538

Add: compensation expenses related to Long-Term
 Incentive Plan units included in reported net income               1,850             557               4,591         1,515

Deduct: compensation expense related to Long-
 Term Incentive Plan units determined under fair
 value method for all awards                                         (879)           (568)             (2,615)       (1,685)
                                                               ----------      ----------        ------------     ---------

Net income, pro forma                                          $   11,774      $    4,115        $     34,435     $  29,368
                                                               ==========      ==========        ============     =========

General partners' interest in net income (loss), pro forma     $      235      $     (579)       $         36     $    (102)
                                                               ==========      ==========        ============     =========

Limited partners' interest in net income, pro forma            $   11,539      $    4,694        $     34,399     $  29,470
                                                               ==========      ==========        ============     =========

Earnings per limited partner unit:
Basic, as reported                                             $     0.59      $     0.31        $       1.86     $    1.92
                                                               ==========      ==========        ============     =========
Basic, pro forma                                               $     0.64      $     0.30        $       1.97     $    1.91
                                                               ==========      ==========        ============     =========
Diluted, as reported                                           $     0.57      $     0.30        $       1.80     $    1.87
                                                               ==========      ==========        ============     =========
Diluted, pro forma                                             $     0.62      $     0.30        $       1.91     $    1.86
                                                               ==========      ==========        ============     =========

8.       SUBSEQUENT EVENTS

         On October 24, 2003, the Partnership declared a quarterly distribution of $0.525 per unit for the quarterly period ended September 30, 2003 (an annualized rate of $2.10), on all of its Common and Subordinated Units outstanding, payable on November 14, 2003, to all unitholders of record as of November 3, 2003. The total distribution is approximately $9,591,000.

         As of September 30, 2003, the Partnership satisfied the early conversion financial test for converting one-half of the Subordinated Units into Common Units as provided for under applicable provisions in the Partnership Agreement. On October 24, 2003, the Board of Directors (and its Conflicts Committee) of Alliance Resource Management GP, LLC, the managing general partners of the Partnership, approved management's determination that such early conversion financial test was satisfied as of September 30, 2003. As a result, one-half of the outstanding Subordinated Units (i.e., 3,211,265 Subordinated Units) held by the Special GP, will convert into Common Units on November 15, 2003. The remainder of the Subordinated Units are expected to convert into Common Units in the fourth quarter of 2004, assuming the Partnership continues to meet the financial test requirements of the Partnership Agreement. As of November 15, 2003, the Special GP, will own 4,444,045 and 3,211,266 of the Partnership's Common and Subordinated Units, respectively. As of that date, total units outstanding, both common and subordinated, are expected to remain at 17,903,793.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING DATA

                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                         SEPTEMBER 30,                             SEPTEMBER 30,
                              --------------------------------------   --------------------------------------
                                    2003                 2002                2003                 2002
                              -----------------    -----------------   -----------------    -----------------
Tons sold (000s)                   5,181                4,703               14,386               13,620
Tons produced (000s)               4,729                4,080               14,362               13,531
Revenues per ton sold (1)         $26.36               $27.16              $ 26.80              $ 27.20
Cost per ton sold (2)             $21.00               $22.72              $ 20.87              $ 21.39

(1) Revenues per ton sold is based on the total of coal sales and other sales and operating revenues divided by tons sold.

(2) Cost per ton is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Coal sales. Coal sales for the three-months ended September 30, 2003 (the "2003 Quarter") increased 7.3% to $131.1 million from $122.2 million for the three-months ended September 30, 2002 (the "2002 Quarter"). The increase of $8.9 million was primarily attributable to higher sales volumes (0.5 million tons) partially offset by lower sales prices. Tons sold increased 10.2% to 5.2 million for the 2003 Quarter from 4.7 million for the 2002 Quarter. Tons produced increased 15.9% to 4.7 million tons for the 2003 Quarter from 4.1 million for the 2002 Quarter.

         Transportation revenues. Transportation revenues were comparable for the 2003 and 2002 Quarters at $5.2 million and $5.0 million, respectively. The Partnership reflects reimbursement of the cost of transporting coal to customers through third-party carriers as transportation revenues and the corresponding expense as transportation expense in the condensed consolidated statements of income. No profit margin is realized on transportation revenues.

         Other sales and operating revenues. Other sales and operating revenues were comparable for the 2003 and 2002 Quarters at $5.4 million and $5.5 million, respectively.

         Operating expenses. Operating expenses decreased 1.3% to $98.5 million for the 2003 Quarter from $99.8 million for the 2002 Quarter. The decrease of $1.3 million reflects Hopkins County Coal's idling of its two surface mines in June 2003 and closure of its depleted underground mine in April 2003, substantially offset by an increase in aggregate operating expenses at Warrior Coal. Operating expenses declined on a cost-per-ton sold basis as production increased at all of the Partnership's active operations. The increased production reflects the absence of the adverse geologic conditions encountered at the Mettiki mine in the third quarter of 2002 and the emerging benefit of several strategic capital investments made during the past two years. The Partnership has added continuous miner units at its Gibson County Coal, Warrior Coal and MC Mining mines and made infrastructure investments, such as new mine shafts, at the Dotiki, Warrior Coal and Pattiki mines.

         Transportation expenses. See "Transportation revenues" above concerning the increase in transportation expenses.

         Outside purchases. Outside purchases increased 38.6% $3.8 million for the 2003 Quarter compared to $2.8 million for the 2002 Quarter. The increase of $1.0 million was primarily attributable to short-term opportunities in the domestic brokerage markets partially offset by a decrease in coal purchases from a third-party contractor that ceased production in the fourth quarter of 2002.

         General and administrative. General and administrative expenses increased 50.5% to $6.5 million for the 2003 Quarter compared to $4.3 million for the 2002 Quarter. The increase of $2.2 million was primarily attributable to increased accruals associated with the Partnership's managing general partners' incentive compensation plans. The majority of the increase in these accruals is attributable to the Long-Term Incentive Plan, which is a restrictive unit program and is impacted by the increased market value of the Partnership's Common Units.

         Depreciation, depletion and amortization. Depreciation, depletion and amortization expense were comparable for the 2003 and 2002 Quarters at $12.6 million and $12.9 million, respectively.

         Interest expense. Interest expense was comparable for the 2003 and 2002 Quarters at $4.1 million and $4.0 million, respectively.

         Income taxes. Income taxes increased to $0.7 million for the 2003 Quarter compared to $(0.6) million for the 2002 Quarter. Although the Partnership is not a taxable entity for federal or state income tax purposes, the Partnership's indirect wholly-owned subsidiary, Alliance Service, Inc. ("Alliance Service") is subject to federal and state income taxes. In conjunction with a decision to relocate the coal synfuel facility from Hopkins County Coal to Warrior Coal, agreements for a portion of the services provided to the coal synfuel producer were assigned to Alliance Service in December 2002. Additionally, Warrior Coal was subject to income taxes prior to its acquisition by the Partnership on February 14, 2003.

         Net income. Net income increased 161.8% to $10.8 million for the 2003 Quarter from $4.1 million for the 2002 Quarter. The increase of $6.7 million is attributable to the combination of lower cost-per-ton sold operating expenses and higher sales volumes partially offset by higher general and administrative expenses and increased income tax expense. Lower cost-per-ton operating expenses and increased sales volumes reflect the increase in production, which is attributable to the factors discussed under operating expenses above. The higher general and administrative expenses primarily reflect the increased accruals for the Long-Term Incentive Plan, and the increased income tax expense is associated with the coal-synfuel related services now performed by Alliance Service.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

         Coal sales. Coal sales for the nine-months ended September 30, 2003 (the "2003 Period") increased 3.5% to $368.2 million from $355.7 million for the nine-months ended September 30, 2002 (the "2002 Period"). The increase of $12.5 million was primarily attributable to higher sales volumes partially offset by lower sales prices. Tons sold increased 5.6% to 14.4 million for the 2003 Period from 13.6 million for the 2002 Period. Tons produced increased 6.1% to 14.4 million tons for the 2003 Period from 13.5 million for the 2002 Period.

         Transportation revenues. Transportation revenues were comparable for the 2003 and 2002 Periods at $14.6 million and $14.5 million, respectively. The Partnership reflects reimbursement of the cost of transporting coal to customers through third-party carriers as transportation revenues and the corresponding expense as transportation expense in the condensed consolidated statements of income. No profit margin is realized on transportation revenues.

         Other sales and operating revenues. Other sales and operating revenues increased 17.2% to $17.4 million for the 2003 Period from $14.8 million for the 2002 Period. The increase of $2.6 million is primarily attributable to additional rental and service fees associated with increased volumes at a third-party coal synfuel facility originally located at Hopkins County Coal and moved to Warrior Coal in April 2003.

         Operating expenses. Operating expenses increased 2.8% to $276.1 million for the 2003 Period from $268.5 million for the 2002 Period. The increase of $7.6 million is primarily attributable to the increase in aggregate operating expenses associated with additional sales of produced coal, especially from the Warrior Coal mine. These increases were significantly offset by a decrease in operating expenses at Hopkins County Coal, which idled its two surface mines in June 2003 and closed it depleted underground mine in April 2003. Operating expenses declined on a cost-per-ton sold basis as production increased at all but one of the Partnership's active operations. The increased production reflects the absence of the adverse geologic conditions encountered at the Mettiki mine in the third quarter of 2002 and the emerging benefit of several strategic capital investments made during the past two years. The Partnership has added continuous miner units at its Gibson County Coal, Warrior Coal and MC Mining mines and made infrastructure investments, such as new mine shafts, at the Dotiki, Warrior Coal and Pattiki mines.

         Transportation expenses. See "Transportation revenues" above concerning the decrease in transportation expenses.

         Outside purchases. Outside purchases decreased 37.6% to $5.2 million for the 2003 Period compared to $8.4 million for the 2002 Period. The decrease of $3.2 million was primarily the result of not purchasing coal from a third-party contractor that ceased production in the fourth quarter of 2002.

         General and administrative. General and administrative expenses increased 30.3% to $18.8 million for the 2003 Period compared to $14.4 million for the 2002 Period. The increase of $4.4 million was attributable primarily to increased accruals associated with the Partnership's managing general partners' incentive compensation plans. The majority of the increase in these accruals is attributable to the Long-Term Incentive Plan, which is a restrictive unit program and is impacted by the increased market value of the Partnership's Common Units

         Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses increased 2.2% to $39.3 million for the 2003 Period compared to $38.5 million for the 2002 Period. The increase of $0.8 million was primarily the result of additional depreciation expense associated with recently completed capital expenditures at Pattiki that were necessary for the extension across the fault zone into an adjacent coal reserve area. Pattiki's transition of operating units to the new reserve area began in October 2002 and was competed in May 2003.

         Interest expense. Interest expense was comparable for each of the 2003 and 2002 Periods at $12.0 million and $12.2 million, respectively.

         Income taxes. Income taxes increased to $2.3 million for the 2003 Period compared to $(0.6) million for the 2002 Period. Although the Partnership is not a taxable entity for federal or state income tax purposes, the Partnership's indirect subsidiary, Alliance Service is subject to federal and state income taxes. In conjunction with a decision to relocate the coal synfuel facility from Hopkins County Coal to Warrior Coal, agreements for a portion of the services provided to the coal synfuel producer were assigned to Alliance Service in December 2002. Additionally, Warrior Coal was subject to income taxes prior to its acquisition by the Partnership on February 14, 2003.

         Net income. Net income increased 9.9% to $32.5 million for the 2003 Period from $29.5 million for the 2002 Period. The increase of $3.0 million is primarily attributable to cost-lower per-ton sold operating costs, higher sales volumes and additional volumes associated with the coal synfuel-related agreements partially offset by higher general and administrative and income tax expenses. Lower cost-per-ton operating expenses and increased sales volumes reflect the increase in production, which is attributable to the factors discussed under operating expenses above. The higher general and administrative expenses primarily reflect increased accruals for the Long-Term Incentive Plan, and the increased income tax expense is associated with the coal-synfuel related services now performed by Alliance Service.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash provided by operating activities was $62.5 million for the 2003 Period compared to $56.4 million for the 2002 Period. The increase in cash provided by operating activities was principally attributable to higher net income and decreased working capital during the 2003 Period compared to the 2002 Period.

         Net cash used in investing activities was $69.5 million for the 2003 Period compared to $38.2 million for the 2002 Period. The increase in the use of cash is principally attributable to purchasing of marketable securities in the 2003 Period compared to the receipt of proceeds from the maturity of marketable securities in the 2002 Period.

         Net cash used in financing activities was $0.7 million for the 2003 Period compared to $24.8 million for the 2002 Period. The decrease is primarily attributable to the proceeds received from a Common Unit offering during the 2003 Period partially offset by an increase in distributions to Partners due to an increase in the quarterly distribution rate of $0.025 per unit to $0.525 per unit and the additional Common Units outstanding from the Common Unit offering, payment of Warrior Coal's borrowings of $17.0 million under a revolving credit agreement and an increase in net payments of $10 million combined for the revolving credit facility and long-term debt.

Capital Expenditures

         Capital expenditures were comparable for each of the 2003 and 2002 Periods at $46.9 million and $48.6 million, respectively. The capital expenditures in the 2003 Period of $46.9 million included $12.7 million for the Warrior Coal acquisition. Excluding the Warrior Coal acquisition, capital expenditures for the 2003 Period decreased $14.4 million compared to capital expenditures for the 2002 Period. The decrease is primarily attributable to the substantial completion of the extension into an adjacent reserve area at Pattiki in late 2002 and the new service shaft at Dotiki during April 2003. The majority of the capital expenditures associated with the Pattiki and Dotiki projects were incurred during 2002. Capital expenditures for the remainder of 2003 are estimated to be $10.2 million.

Insurance

         During September 2003, the Partnership completed its annual property and casualty insurance renewal. Recent insurance carrier losses worldwide have created a tightening market reducing available capacity for underwriting property insurance. As a result, the Partnership and its affiliates retained a 10% participating interest along with its insurance carriers in the commercial property program. The aggregate maximum limit in the commercial property program is $75 million per occurrence of which the

Partnership would be responsible for a maximum limit of $7.5 million for each occurrence, excluding a $3.5 million deductible. While the Partnership does not have a significant history of material insurance claims, the ultimate amount of occurrences incurred and claims made, if any, are dependent on future developments. The Partnership can make no assurances that it will not experience significant insurance claims in the future, which as a result of the Partnership's participation in the commercial property program, could have a material adverse effect on its business, financial condition and results of operations.

Notes Offering and Credit Facility

         Alliance Resource Operating Partners, L.P. (the "Intermediate Partnership") has $180 million principal amount of 8.31% senior notes due August 20, 2014, payable in ten equal annual installments of $18 million beginning in August 2005 with interest payable semiannually. On August 22, 2003, the Intermediate Partnership completed a new $85 million revolving credit facility which expires September 30, 2006. The new revolving credit facility replaces a $100 million credit facility that would have expired August 2004. The original $100 million credit facility consisted of three tranches, including a term loan facility with an initial balance of $50 million, a $25 million working capital facility and a $25 million revolving credit facility. On August 22, 2003, the balance of the term loan facility was $20 million, which could not be increased and was paid in full with borrowings under the new revolving credit agreement. The interest rate on the new revolving credit facility is based on either the
(i) London Interbank Offered Rate or (ii) the "Base Rate," which is equal to the greater of the JPMorgan Chase Prime Rate or the Federal Funds Rate plus 1/2 of 1%, plus, in either case, an applicable margin. The interest rate on the revolving credit facility at September 30, 2003 was 2.62%. The Partnership incurred certain costs aggregating $1.2 million associated with the new revolving credit facility; these costs have been deferred and are being amortized as a component of interest expense over the term of the revolving credit facility. At September 30, 2003, the balance of the revolving credit facility was $20.0 million. Letters of credit can be issued under the revolving credit facility not to exceed $30 million; outstanding letters of credit reduce amounts available under the revolving credit facility. At September 30, 2003, the Partnership had letters of credit of $9.0 million outstanding under the revolving credit facility. The senior notes and revolving credit facility are guaranteed by all of the subsidiaries of the Intermediate Partnership. The senior notes and revolving credit facility contain various restrictive and affirmative covenants, including the amount of distributions by the Intermediate Partnership and the incurrence of other debt. The Partnership was in compliance with the covenants of both the revolving credit facility and senior notes at September 30, 2003.

         The Partnership previously entered into and has maintained agreements with two banks to provide additional letters of credit in an aggregate amount of $25.0 million to maintain surety bonds to secure its obligations for reclamation liabilities and workers' compensation benefits. At September 30, 2003, the Partnership had $16.8 million in letters of credit outstanding under these agreements. Alliance Resource GP, LLC, the Partnership's special general partner (the "Special GP"), guarantees these letters of credit.

Conversion of Subordinated Units

         As of September 30, 2003, the Partnership satisfied the early conversion financial test for converting one-half of the Subordinated Units into Common Units as provided for under applicable provisions in the Partnership Agreement. On October 24, 2003, the Board of Directors (and its Conflicts Committee) of Alliance Resource Management GP, LLC, (the "Managing GP"), approved management's determination that such early conversion financial test was satisfied as of September 30, 2003. As a result, one-half of the outstanding Subordinated Units (i.e., 3,211,265 Subordinated Units) held by the Special GP, will convert into Common Units on November 15, 2003. The remainder of the Subordinated Units are expected to convert into Common Units in the fourth quarter of 2004, assuming the Partnership continues to meet the financial test requirements of the Partnership Agreement. As of November 15, 2003, the Special GP, will own 4,444,045 and 3,211,266 of the Partnership's Common Units and Subordinated Units, respectively. As of that date, total units outstanding, both common and subordinated, are expected to remain at 17,903,793.

Related Party Transactions

         On February 14, 2003, the Partnership acquired Warrior Coal pursuant to the terms of the Put/Call Agreement with ARH Warrior Holdings, Inc.("ARH Warrior"), a subsidiary of ARH. The Partnership acquired Warrior Coal for approximately $12.7 million and paid Warrior Coal's borrowings of $17.0 million under a revolving credit agreement between the Special GP and Warrior Coal. Because the Warrior Coal acquisition was between entities under common control, the acquisition is accounted for at historical cost in a manner similar to that used in a pooling of interests. As a result of recording Warrior Coal's assets and liabilities at their historical book values, as required by generally accepted accounting principles, while acquiring Warrior Coal at market value, the General Partners' capital account was decreased by $7.9 million. The Partnership financed the transaction with a portion of the net proceeds of the public offering of 2,538,000 Common Units in February and March, 2003. See Note 1 to the condensed consolidated financial statements in "Item 1. Financial Statements" above.

         Under the terms of the Put/Call Agreement, the Partnership assumed certain other obligations, including a mineral lease and sublease with SGP Land, LLC, an affiliate of ARH Warrior, covering coal reserves that have been and will continue to be mined by Warrior Coal. The terms and conditions of the mineral lease and sub-lease remained unchanged following the closing of the acquisition. Prior to the acquisition of Warrior Coal on February 14, 2003, the Partnership purchased coal from and sold coal to Warrior Coal and had agreements with Warrior Coal related to administrative services and reclamation procedures.

         The Partnership has continuing related-party transactions with its Managing GP and the Special GP, including the Special GP's affiliates. These related party transactions relate principally to the provision of administrative services by the Managing GP, mineral and equipment leases with the Special GP, including its affiliates, and guarantees from the Special GP for letters of credit.

         Please read the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions - " for additional information concerning the related party transactions described above.

Coal Synfuel

         The Partnership entered into long-term agreements with Synfuel Solutions Operating LLC ("SSO") to host and operate its coal synfuel facility located at Warrior Coal (originally the coal synfuel facility was located at Hopkins County Coal), as well as supply the facility with coal feedstock, assist SSO with the marketing of coal synfuel, and provide rental and other services. These agreements expire on December 31, 2007, and provide the Partnership with coal sales, rental and service fees from SSO based on the synfuel facility throughput tonnages. These amounts are dependent on the ability of SSO's members to use certain qualifying tax credits applicable to the facility. Warrior Coal has maintained arrangements whereby it may sell any coal not purchased by SSO to other coal buyers.

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

         In June, 2003 the Internal Revenue Service ("IRS") announced a review of the test procedures and results relied upon by taxpayers and the IRS in issuing private letter rulings ("PLRs") relating to the level of chemical change required to qualify for synfuel tax credits. The IRS also has suspended the issuance of new private letter rulings ("PLRs") related to coal synfuel facilities. The Partnership believes the IRS may eventually review SSO's PLR issued for its synfuel facility. In October 2003, the IRS stated that it has finished the review started in June 2003. As a result of this review, the IRS has determined that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. Further, the IRS will resume issuing rulings on significant chemical change, but only under the guidelines set forth in Rev. Proc. 2001-30, as modified by Rev. Proc. 2001-34. Although the IRS will resume its ruling practice, the IRS indicated it has continuing concerns regarding the sampling and data/record retention practices prevalent in the synthetic fuels industry. Accordingly, in order to receive future rulings, the IRS has advised that taxpayers will be required to strictly conform with certain sampling, testing and documentation procedures.

         The Partnership has been advised by SSO that the IRS may eventually review SSO's PLR issued for its synfuel facility. The Partnership is unable to predict the outcome of any such review or the ultimate impact, if any, of the review on SSO's synfuel facility. SSO continues to produce and sell coal synfuel.

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

         The Partnership did not engage in any interest rate, foreign currency exchange-rate or commodity price-hedging transactions as of September 30, 2003.

         On August 22, 2003, the Intermediate Partnership completed a new $85 million revolving credit facility which replaces a $100 million credit facility. Borrowings under the new revolving credit facility and the previous credit facility are and were at variable rates and, as a result, the Partnership has interest rate exposure. The Partnership's earnings are not materially affected by changes in interest rates. If interest rates would have increased by 100 basis points, interest expense for the nine-months ended September 30, 2003 would have increased by approximately $173,000.

         As of September 30, 2003, there were no significant changes in the Partnership's quantitative and qualitative disclosures about market risk as set forth in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was carried out by management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. During the quarterly period ended September 30, 2003, there have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

         Each of the chief executive officer and the chief financial officer of our Managing GP has furnished as Exhibit 32.1 and Exhibit 32.2, respectively, a certificate to the Securities and Exchange Commission as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         10.41 Credit Agreement, dated as of August 22, 2003, among Alliance Resource Operating Partners, L.P., JP Morgan Chase Bank (as paying agent), Citicorp USA Inc. and JP Morgan Chase Bank (as co-administrative agents) and lenders named therein.

         10.42 Extension of Consulting Agreement with Mr. Sachse, dated September 30, 2003.

         31.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 10, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

         31.2 Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 10, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

         32.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 10, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

         32.2 Certification of Brian L. Cantrell Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 10, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

         (b)      Reports on Form 8-K:

                  A Form 8-K was filed on July 28, 2003 to submit to the Securities and Exchange Commission a press release announcing earnings and operating results for the second quarter of 2003. The press release contains the following financial statements: (i) consolidated statements of income and operating data for the three-months and six-months ended June 30, 2003 and 2002; (ii) consolidated balance sheets at June 30, 2003 and December 31, 2002; and (iii) consolidated condensed statements of cash flows for the six-months ended June 30, 2003 and 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 10, 2003.

                                 ALLIANCE RESOURCE PARTNERS, L.P.

                                 By:   Alliance Resource Management GP, LLC
                                       its managing general partner

                                       /s/ Joseph W. Craft III
                                       -----------------------------------------
                                       Joseph W. Craft III
                                       President, Chief Executive
                                       Officer and Director

                                       /s/ Brian L. Cantrell
                                       ----------------------------------
                                       Brian L. Cantrell
                                       Senior Vice President and Chief Financial
                                       Officer

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------
  10.41      Credit Agreement, dated as of August 22, 2003, among Alliance
             Resource Operating Partners, L.P., JP Morgan Chase Bank (as
             paying agent), Citicorp USA Inc. and JP Morgan Chase Bank (as co-administrative agents) and lenders named therein.

  10.42      Extension of Consulting Agreement with Mr. Sachse, dated
             September 30, 2003.

  31.1       Certification of Joseph W. Craft III, President and Chief
             Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 10, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

  31.2       Certification of Brian L. Cantrell, Senior Vice President and
             Chief Financial Officer of Alliance Resource Management GP,
             LLC, the managing general partner of Alliance Resource
             Partners, L.P., dated November 10, 2003, pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

  32.1       Certification of Joseph W. Craft III, President and Chief
             Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 10, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

  32.2       Certification of Brian L. Cantrell, Senior Vice President and
             Chief Financial Officer of Alliance Resource Management GP,
             LLC, the managing general partner of Alliance Resource
             Partners, L.P., dated November 10, 2003, pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002 furnished herewith.