Form 10-Q
period 2004-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2004-05-07
CIK 1086600

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

      As of May 7, 2004, 14,692,527 common units and 3,211,266 subordinated units are outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                              PART I
                                       FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

          Condensed Consolidated Balance Sheets as of March 31, 2004 and
          December 31, 2003 ..............................................................       1

          Condensed Consolidated Statements of Income for the three months
          ended March 31, 2004 and 2003 ..................................................       2

          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2004 and 2003 ...........................................       3

          Notes to Condensed Consolidated Financial Statements ...........................       4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................       9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK ..............................................................      14

ITEM 4    CONTROLS AND PROCEDURES ........................................................      15

          FORWARD-LOOKING STATEMENTS .....................................................      16

                                              PART II
                                         OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ..............................................................      18

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ................................................      18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............................      18

ITEM 5.   OTHER INFORMATION ..............................................................      18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ...............................................      18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                             MARCH 31,         DECEMBER 31,
                                                                               2004                2003
                                                                           ------------        ------------
                                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $    24,819         $    10,156
   Trade receivables, net                                                       47,644              38,305
   Other receivables                                                             2,901                   -
   Marketable securities                                                        20,023              23,615
   Inventories                                                                  15,204              14,527
   Advance royalties                                                             1,108               1,108
   Prepaid expenses and other assets                                             2,136               3,432
                                                                           -----------         -----------
         Total current assets                                                  113,835              91,143

PROPERTY, PLANT AND EQUIPMENT AT COST                                          486,623             474,357
LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION                     (262,655)           (251,567)
                                                                           -----------         -----------
                                                                               223,968             222,790
OTHER ASSETS:
   Advance royalties                                                            12,051              12,439
   Coal supply agreements, net                                                   4,765               5,445
   Other long-term assets                                                        4,360               4,637
                                                                           -----------         -----------
                                                                           $   358,979         $   336,454
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                                        $    32,323         $    22,651
   Due to affiliates                                                            15,904              13,546
   Accrued taxes other than income taxes                                        11,684              10,375
   Accrued payroll and related expenses                                         12,027              11,095
   Accrued interest                                                              1,662               5,402
   Workers' compensation and pneumoconiosis benefits                             5,944               5,905
   Other current liabilities                                                     6,257               5,739
                                                                           -----------         -----------
         Total current liabilities                                              85,801              74,713
                                                                           -----------         -----------
LONG-TERM LIABILITIES:
   Long-term debt, excluding current maturities                                180,000             180,000
   Accrued pneumoconiosis benefits                                              17,874              17,633
   Workers' compensation                                                        24,223              22,819
   Reclamation and mine closing                                                 21,892              21,717
   Due to affiliates                                                             5,287               3,735
   Other liabilities                                                             3,409               3,280
                                                                           -----------         -----------
         Total liabilities                                                     338,486             323,897
                                                                           -----------         -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
   Common Unitholders 14,692,527 units outstanding                             269,463             263,071
   Subordinated Unitholder 3,211,266 units outstanding                          59,808              58,411
   General Partners                                                           (304,910)           (305,034)
   Unrealized loss on marketable securities                                        (79)               (102)
   Minimum pension liability                                                    (3,789)             (3,789)
                                                                           -----------         -----------
         Total Partners' capital                                                20,493              12,557
                                                                           -----------         -----------
                                                                           $   358,979         $   336,454
                                                                           ===========         ===========

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             -------------------------------
                                                                                 2004               2003
                                                                             -----------         -----------
SALES AND OPERATING REVENUES:
    Coal sales                                                               $   144,539         $   114,450
    Transportation revenues                                                        6,838               4,315
    Other sales and operating revenues                                             6,447               6,160
                                                                             -----------         -----------
        Total revenues                                                           157,824             124,925
                                                                             -----------         -----------
EXPENSES:
    Operating expenses                                                           104,328              82,752
    Transportation expenses                                                        6,838               4,315
    Outside purchases                                                              1,065               1,019
    General and administrative                                                    10,329               5,651
    Depreciation, depletion and amortization                                      12,771              13,131
    Interest expense (net of interest income and interest capitalized for the three months ended March 31, 2004 and 2003 of $110 and
      $279, respectively)                                                          3,843               3,967
                                                                             -----------         -----------
        Total operating expenses                                                 139,174             110,835
                                                                             -----------         -----------

INCOME FROM OPERATIONS                                                            18,650              14,090
OTHER INCOME                                                                         314                  (7)
                                                                             -----------         -----------
INCOME BEFORE INCOME TAXES                                                        18,964              14,083
INCOME TAX EXPENSE                                                                   739                 955
                                                                             -----------         -----------
NET INCOME                                                                   $    18,225         $    13,128
                                                                             ===========         ===========

ALLOCATION OF NET INCOME:
    PORTION APPLICABLE TO WARRIOR COAL LOSS
      PRIOR TO ITS ACQUISITION ON FEBRUARY 14, 2003                          $         -                (666)
    PORTION APPLICABLE TO PARTNERS' INTEREST                                      18,225              13,794
                                                                             -----------         -----------
NET INCOME                                                                   $    18,225         $    13,128
                                                                             ===========         ===========

GENERAL PARTNERS' INTEREST IN NET INCOME (LOSS)                              $       365         $      (389)
                                                                             ===========         ===========

LIMITED PARTNERS' INTEREST IN NET INCOME                                     $    17,860         $    13,517
                                                                             ===========         ===========

BASIC NET INCOME PER LIMITED PARTNER UNIT                                    $      1.00         $      0.81
                                                                             ===========         ===========

DILUTED NET INCOME PER LIMITED PARTNER UNIT                                  $      0.97         $      0.79
                                                                             ===========         ===========

DISTRIBUTION DECLARED PER COMMON AND SUBORDINATED UNIT                       $    0.5625         $     0.525
                                                                             ===========         ===========

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC                            17,903,793          16,593,609
                                                                             ===========         ===========

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED                          18,439,099          17,176,824
                                                                             ===========         ===========

See notes to consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       -------------------------------
                                                                            2004               2003
                                                                       -------------       -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                            $      34,533       $    13,047
                                                                       -------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                (13,427)          (10,131)
    Purchase of Warrior Coal                                                       -           (12,661)
    Proceeds from sale of property, plant and equipment                          254                38
    Proceeds from maturity of marketable securities                            3,615                 -
                                                                       -------------       -----------
        Net cash used in investing activities                                 (9,558)          (22,754)
                                                                       -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common unit offering to public                                   -            53,965
    Cash contribution by General Partners                                          -                 9
    Payments on Warrior Coal revolving credit agreement balance                    -           (17,000)
    Borrowings under revolving credit and working capital facilities               -            10,600
    Payments under revolving credit and working capital facilities                 -            (5,600)
    Payments on long-term debt                                                     -            (3,750)
    Distributions to Partners                                                (10,312)           (8,253)
                                                                       -------------       -----------
        Net cash provided by (used in) financing activities                  (10,312)           29,971
                                                                       -------------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       14,663            20,264

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              10,156             9,028
                                                                       -------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      24,819       $    29,292
                                                                       =============       ===========

CASH PAID FOR:
    Interest                                                           $       7,546       $     7,928
                                                                       =============       ===========
    Income taxes to taxing authorities                                 $           -       $       200
                                                                       =============       ===========

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

      The accompanying condensed consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of March 31, 2004 and December 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. All material intercompany transactions and accounts of the Partnership have been eliminated.

      On February 14 and March 14, 2003, the Partnership issued 2,250,000 and 288,000 additional Common Units at a public offering price of $22.51 per unit and received net proceeds of $48.5 million and $6.2 million, respectively, before expenses of approximately $0.8 million, excluding the underwriters fees. In November 2003, 3,211,265 outstanding Subordinated Units were converted to Common Units in accordance with the Partnership's agreement.

      On February 14, 2003, the Partnership acquired Warrior Coal, LLC ("Warrior Coal") (Note 3). Because the Warrior Coal acquisition was between entities under common control, the acquisition was recorded at historical cost in a manner similar to that used in a pooling of interests. Accordingly, the condensed consolidated financial statements and notes of the Partnership have been restated to reflect the combined historical results of operations, financial position and cash flows of the Partnership and Warrior Coal for the three months ended March 31, 2003.

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

      These consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

2. CONTINGENCIES

      The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. The Partnership provides for costs related to litigation and regulatory proceedings, including civil fines issued as part of the outcome of these proceedings, when a loss is probable and the amount is reasonably determinable. Although the ultimate outcome of these matters cannot be predicted with certainty, in the opinion of management, the outcome of these matters, to the extent not previously provided for or covered under insurance, is not expected to have a material adverse effect on the Partnership's business, financial position or results of operations. Nonetheless, these matters or estimates that are based on current facts and circumstances, if resolved in a manner different from the basis on which management has formed its opinion, could have a material adverse effect on the Partnership's financial position or results of operations.

3.WARRIOR COAL ACQUISITION

      On February 14, 2003, the Partnership acquired Warrior Coal pursuant to the terms of an Amended and Restated Put and Call Option Agreement ("Put/Call Agreement") with ARH Warrior Holdings, Inc. ("ARH Warrior"), a subsidiary of ARH. The Partnership acquired Warrior Coal for approximately $12.7 million and paid Warrior Coal's borrowings of $17.0 million under a revolving credit agreement between Alliance Resource GP, LLC (the "Special GP"), a subsidiary of ARH, and Warrior Coal. Because the Warrior Coal acquisition was between entities under common control, the acquisition has been accounted for at historical cost in a manner similar to that used in a pooling of interests. The Partnership financed the transaction with a portion of the net proceeds from the public offering of 2,538,000 Common Units (Note 1) in February and March 2003.

      Under the terms of the Put/Call Agreement, the Partnership assumed certain other obligations, including a mineral lease and sublease with SGP Land, LLC, an affiliate of ARH Warrior, covering coal reserves that have been and will continue to be mined by Warrior Coal. The terms and conditions of the mineral lease and sub-lease were not changed as a result of the acquisition.

4. DOTIKI FIRE INCIDENT

      On February 11, 2004, Webster County Coal, LLC's ("Webster County Coal") Dotiki mine was temporarily idled for a period of twenty-seven calendar days following the occurrence of a mine fire that originated with a diesel supply tractor (the "Dotiki Fire Incident"). As a result of the firefighting efforts, the Mine Safety and Health Administration, Kentucky Department of Mines and Minerals, and Webster County Coal personnel, Dotiki successfully extinguished the fire and totally isolated the affected area of the mine behind permanent barriers. Initial production resumed on March 8, 2004. At the current time, the Partnership is unable to quantify the financial impact of the fire. The Partnership has commercial property insurance that provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. The Partnership currently believes such insurance coverage will cover a substantial portion of the total cost of the disruption to the Partnership's operations. However, until the claim is resolved with the applicable insurance underwriters, there can be no assurance of the amount or timing of recovery of such insurance proceeds.

      On February 18, 2004, the Partnership submitted a preliminary cost estimate of the expenses and losses incurred by Webster County Coal and other affiliates arising from or in connection with the Dotiki Fire Incident. The preliminary costs estimates were based on then current information and the insurers were advised that such estimates would change as additional information became known and events became more certain. Following detailed discussions with representatives of the insurers, on April 16, 2004, the Partnership tendered an initial proof of loss requesting a gross advance payment of $8.5 million. The lead underwriter has accepted the proof of loss and, subject to a reservation of rights provision, payment of an unallocated $5.0 million, which is net of the $1.0 million self-retention and $2.5 million deductible (collectively, the "Insurance Deductible"), is anticipated to be received in the second quarter of 2004. The accounting for this initial partial advance and any future partial payments will be subject to the accounting methodology described below. Currently, the Partnership continues to evaluate its potential insurance recoveries in the following areas:

      1. Expenses incurred as a result of the fire -- Extra expenses, expediting expenses, and other costs associated with extinguishing the fire are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual cost incurred.

      2. Damage to Dotiki mine property -- The net book value of property destroyed, which is currently estimated at $138,000, was written off in the first quarter of 2004, with a corresponding amount recorded as an estimated insurance recovery, since such recovery is considered probable. Any insurance proceeds from the claims relating to the Dotiki mine property (other than amounts relating to the matters discussed in 1. above) that exceed the net book value of such damaged property are expected to result in a gain. The anticipated gain will be recorded as the insurance claim is resolved and proceeds are received.

      3. Dotiki mine business interruption costs -- At the current time, the Partnership is in the process of preparing a business interruption analysis that will be reflected in a proof of loss which the Partnership anticipates it will file with the insurers during June 2004. Expenses associated with business interruption are expensed as incurred, and estimated insurance recoveries of such expenses will be recognized to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the insurance claim is resolved and proceeds are received.

      Pursuant to the accounting methodology described above, through March 31, 2004, the Partnership has recorded a recoverable insurance receivable of $2.9 million net of the Insurance Deductible and 10% co-insurance. The recognized net insurance receivable has been reflected as an offset to operating expenses for the Partnership's first quarter 2004 financial results. The Partnership continues to discuss the preparation of the claim and the determination of the total claim with its insurers. The Partnership's assessment of probability with respect to the receivable was made based on discussions with the insurers as well as legal, insurance, and financial experts retained to assist in the claim process. A portion of the anticipated unallocated partial payment of $5.0 million may be attributable to certain categories of insurance recoveries that must be deferred under generally accepted accounting principles until final resolution of the insurance claim. The Partnership has recognized the amount of estimated net insurance receivable that it is currently able to assess as probable of recovery, up to the amount of actual costs incurred. The estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of preliminary and final claim information submitted by the Partnership. At this time, based on the magnitude and complexity of the insurance claim, the Partnership is unable to reasonably estimate the total amount of the insurance claim as well as the Partnership's exposure, if any, for amounts not covered by its insurance program.

5. NET INCOME PER LIMITED PARTNER UNIT

      A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                    2004            2003
                                                                 ----------      ----------
Limited partners' interest in net income                         $   17,860      $   13,517

Weighted average limited partner units - basic                       17,904          16,594

Basic net income per limited partner unit                        $     1.00      $     0.81
                                                                 ==========      ==========
Weighted average limited partner units - basic                       17,904          16,594

Units contingently issuable:
    Restricted units for Long-Term Incentive Plan                       476             530
    Directors' compensation units deferred                               15              15
    Supplemental Executive Retirement Plan                               44              38
                                                                 ----------      ----------
Weighted average limited partner units, assuming dilutive
    effect of restricted units                                       18,439          17,177
                                                                 ----------      ----------
Diluted net income per limited partner unit                      $     0.97      $     0.79
                                                                 ==========      ==========

6. RESTRICTED UNIT-BASED COMPENSATION

      The Partnership has elected to account for the compensation expense of the non-vested restricted units granted under the Long-Term Incentive Plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. "Compensation cost for the non-vested restricted units is recorded on a pro-rata basis, as appropriate, given the "cliff vesting" nature of the grants, based on the current market value of the Partnership's Common Units at the end of each period.

      Consistent with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," and amendment of SFAS No. 123, "Accounting for Stock-Based Compensation," the following table provides pro forma results as if the fair value-based method had been applied to all outstanding and non-vested awards, including Long-Term Incentive Plan units, in each period presented (in thousands, except per unit data):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                   2004            2003
                                                                 ----------     -----------
Net income, as reported                                          $   18,225     $    13,128

    Add: compensation expenses related to Long-Term
      Incentive Plan units included in reported net income            3,917             534

    Deduct: compensation expense related to Long-Term
      Incentive Plan units determined under fair value method
      for all awards                                                 (1,143)           (884)
                                                                 ----------     -----------
Net income, pro forma                                            $   20,999     $    12,778
                                                                 ==========     ===========
General partners' interest in net income (loss), pro forma       $      420     $      (397)
                                                                 ==========     ===========
Limited partners' interest in net income, pro forma              $   20,579     $    13,175
                                                                 ==========     ===========
Earnings per limited partner unit:
    Basic, as reported                                           $     1.00     $      0.81
                                                                 ==========     ===========
    Basic, pro forma                                             $     1.15     $      0.79
                                                                 ==========     ===========
    Diluted, as reported                                         $     0.97     $      0.79
                                                                 ==========     ===========
    Diluted, pro forma                                           $     1.12     $      0.77
                                                                 ==========     ===========

7. RECENT ACCOUNTING PRONOUNCEMENTS

      Consistent with other extractive industry entities, the Partnership has historically classified leased coal interests and advance royalties as tangible assets, which is consistent with the classification of owned coal due to the similar rights of the leaseholder. Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," identifies mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Tangible Assets" in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force ("EITF") established a Mining Industry Working Group to address this issue. During March 2004, the EITF reached a consensus regarding classification of leased coal interests and advance royalties as tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Positions ("FSP") Nos. 141-1 and 142-1, "Interaction of FASB Statements No. 141, Business Combination, and No. 142 Goodwill and Other Intangible Assets", and EITF Issue No. 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets", which amends SFAS Nos. 141 and 142 to state that certain use rights may have characteristics of assets other than intangible assets. Accordingly, use rights should be accounted for based on their substance. The guidance in this FSP is to be applied to the first reporting period beginning after April 29, 2004. The Partnership does not believe this FSP results in a re-characterization of its related assets, which have historically been classified as tangible.

8. SUBSEQUENT EVENTS

      On April 23, 2004, the Partnership declared a quarterly distribution for the period from January 1, 2004 to March 31, 2004, of $0.625 per unit, totaling approximately $11,628,000 (which includes the General Partners' portion,) on all of its Common and Subordinated Units outstanding, payable on May 14, 2004, to all unitholders of record on May 3, 2004.

      Mettiki Coal (WV), LLC has proposed a long-wall underground mine extension (the "E-Mine") to be located primarily in Tucker County, West Virginia, approximately ten (10) miles from the

Partnership's Mettiki Coal, LLC existing long-wall mine located in Garrett County, Maryland. In order to proceed with the development of the E-Mine, Mettiki Coal (WV) filed two separate permit applications with the West Virginia Department of Environmental Protection ("WVDEP") concerning on-site disposal of scalped rock and underground mining. A related water discharge permit was transferred to the new underground mining permit application. The Partnership was notified on April 16, 2004, that WVDEP had approved the permit for on-site disposal of scalped rock. The water discharge and underground mining applications, respectively, have been deemed administratively complete and are pending a final decision by the WVDEP.

      On March 23, 2004, an informal public conference was held by WVDEP concerning the new underground mining permit application. The Partnership expects the WVDEP to notify Mettiki Coal (WV) concerning the approval or denial of the two permit applications within the next several weeks. Management, at this time, believes that all statutory requirements have been satisfied and reasonably anticipates that the WVDEP will approve the two permit applications. However, management cannot assure that the WVDEP will approve the two permit applications.

      In regard to the underground mining and related water discharge permit applications, any approval of the two permits by WVDEP is subject to appeal by third-party interveners. Any such appeal of the approval of the water discharge permit and the underground mining permit will be directed to the West Virginia Environmental Quality Board (the "EQB") and to the West Virginia Surface Mine Board ("SMB"), respectively. EQB and SMB are five- and seven-member boards, respectively, both of which typically hear appeals regarding the issuance or denial of permits, permit conditions, or enforcement actions within several months from the date of appeal. Decisions are normally rendered within several weeks after an administrative hearing has been concluded. In the event of an appeal by a third-party intervener of the WVDEP's and/or EQB's approval of the relevant permit application, management believes the WVDEP's and EQB's approval of the permit applications will be upheld by the SMB and/or the EQB, as applicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

      We reported record quarterly net income for the three months ended March 31, 2004 (the 2004 Quarter) of $18.2 million, an increase of 38.8% over the three months ended March 31, 2003 (the 2003 Quarter). The 2004 Quarter benefited from favorable market conditions as we realized higher prices on long-term coal sales agreements, and we were able to sell additional production at significantly higher prices into the export and Central Appalachia coal markets. The increase in quarterly net income was achieved despite lost production, continuing fixed expenses and other expenses incurred as a result of a mine fire that occurred at the Dotiki mine (Dotiki Fire Incident). See "Results of Operations - Dotiki Fire Incident" below.

      For 2004, we have commitments for substantially all of our estimated 2004 production of 20.6 million tons. For our estimated 2005 production of 21.3 million tons, approximately 82% is committed under existing coal sales agreements and approximately 49% is subject to market price negotiations for existing contracts as well as anticipated new coal supply agreements.

      In response to robust market conditions as well as a supply shortage in the markets served by our Mettiki mine, we have signed two separate mining agreements with third party mining companies to produce coal on reserves we own or control near our Mettiki mining complex. We expect both of these operations to begin production in June 2004 and will add annual production of approximately 625,000 tons. To further increase production during the second half of 2004, we plan to add equipment at our Gibson County Coal and Pattiki mines. We estimate additional 2004 capital expenditures of approximately $5.1 million for these contract mining and equipment projects.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

                                                                                                    PER TON SOLD
                                                                                               ----------------------
                                                                    MARCH 31,                         MARCH 31,
                                                           -------------------------           ----------------------
                                                             2004             2003             2004             2003
                                                           --------         --------           ------          ------
                                                                (IN THOUSANDS)
Tons sold                                                     5,110            4,456              N/A             N/A
Tons produced                                                 5,112            4,990              N/A             N/A
Coal Sales                                                 $144,539         $114,450           $28.29          $25.68
Operating Expenses and Outside Purchases                   $105,393         $ 83,771           $20.62          $18.80

      Coal sales. Coal sales for the 2004 Quarter increased 26.3% to $144.5 million from $114.5 million for the 2003 Quarter. The increase of $30.0 million reflects higher prices on long-term coal sales agreements and the sale of additional production at significantly higher prices into the export and Central Appalachia coal markets. Higher prices on long term contracts reflect a stronger market in the second half of 2003 when contracts were entered into for shipments in 2004 compared to the market in the second half of 2002 when contracts were entered into for shipments in 2003. The export market opportunities are generally attributable to strong economic expansion in China. The increase in Central Appalachia spot market pricing is primarily attributable to a combination of the diversion of coal production from domestic markets to export markets and a decline in region-wide production. Tons sold increased 14.7% to
5.1 million tons for the 2004 Quarter from 4.5 million tons in the 2003 Quarter reflecting additional production and increased demand for the coals we market.

      Operating Expenses. Operating expenses increased 26.1% to $104.3 million for the 2004 Quarter from $82.8 million for the 2003 Quarter. The increase of $21.5 million primarily results from an increase in aggregate operating expenses associated with additional coal sales of 654,000 tons and the expenses associated with the Dotiki Fire Incident described below.

      General and administrative. General and administrative expenses increased to $10.3 million for the 2004 Quarter compared to $5.7 million for the 2003 Quarter. The increase of $4.6 million is primarily attributable to increased accruals associated with our managing general partner's incentive compensation plans. The majority of the increase in these accruals is attributable to the Long-Term Incentive Plan, which is a restricted unit program and is impacted by the increased market value of our common units.

      Other sales and operating revenues. Other sales and operating revenues were comparable for the 2004 and 2003 Quarters at $6.4 million and $6.2 million, respectively.

      Outside purchases. Outside purchases were comparable for the 2004 and 2003 Quarters at $1.1 million and $1.0 million, respectively.

      Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was comparable for the 2004 and 2003 Quarters at $12.8 million and $13.1 million, respectively.

      Interest expense. Interest expense was comparable for each of the 2004 and 2003 Quarters at $3.8 million and $4.0 million, respectively.

      Transportation revenues and expenses. Transportation revenues and expenses increased to $6.8 million for the 2004 Quarter from $4.3 million for the 2003 Quarter. The increase of $2.5 million was primarily attributable to higher sales volumes and increased shipments to customers with above-average transportation costs.

      Income before income taxes. Income before income taxes increased to $19.0 million for the 2004 Quarter from $14.1 million for the 2003 Quarter. The increase of $4.9 million is primarily attributable to higher sales volumes and higher prices on both long-term coal sales agreements and short-term sales agreements in the export and Central Appalachia coal markets. The benefits of increased sales volumes and prices were partially offset by the net costs associated with the Dotiki Fire Incident, higher production costs and increased sales related expenses.

      Income taxes. Income taxes decreased to $0.7 million for the 2004 Quarter compared to $1.0 million for the 2003 Quarter. Although we are not a taxable entity for federal or state income tax purposes, our indirect subsidiary, Alliance Service, Inc., is subject to federal and state income taxes. The decrease of $0.3 million was primarily attributable to Warrior Coal, which was subject to income taxes prior to our acquisition of Warrior Coal on February 14, 2003.

Dotiki Fire Incident

      On February 11, 2004, our Webster County Coal, LLC's (Webster County Coal) Dotiki mine was temporarily idled for a period of twenty-seven calendar days following the occurrence of a mine fire that originated with a diesel supply tractor (Dotiki Fire Incident). As a result of our firefighting efforts, the Mine Safety and Health Administration, Kentucky Department of Mines and Minerals, and Webster County Coal personnel, Dotiki successfully extinguished the fire and totally isolated the affected area of the mine behind permanent barriers. Initial production resumed on March 8, 2004. At the current time, we are unable to quantify the financial impact of the fire. We have commercial property insurance that provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. We currently believe such insurance coverage will cover a substantial portion of the total cost of the disruption to our operations. However, until the claim is resolved with the applicable insurance underwriters, we can make no assurance of the amount or timing of recovery of such insurance proceeds.

      On February 18, 2004, we submitted a preliminary cost estimate of the expenses and losses incurred by Webster County Coal and our affiliates arising from or in connection with the Dotiki Fire Incident. The preliminary costs estimates were based on then current information and the insurers were advised that such estimates would change as additional information became known and events became more certain. Following detailed discussions with representatives of the insurers, on April 16, 2004, we tendered an initial proof of loss requesting a gross advance payment of $8.5 million. The lead underwriter has accepted the proof of loss and, subject to a reservation of rights provision, payment of an unallocated $5.0 million, which is net of the $1.0 million self-retention and $2.5 million deductible (collectively, the Insurance Deductible), is anticipated to be received in the second quarter of 2004. The accounting for this initial partial advance and any future partial payments will be subject to the accounting methodology described below. Currently, we continue to evaluate potential insurance recoveries in the following areas:

   1. Expenses incurred as a result of the fire -- Extra expenses, expediting expenses, and other costs associated with extinguishing the fire are being expensed as incurred, with related estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual cost incurred.

   2. Damage to Dotiki mine property -- The net book value of property destroyed, which is currently estimated at $138,000, was written off in the first quarter of 2004, with a corresponding amount recorded as an estimated insurance recovery, since such recovery is considered probable. Any insurance proceeds from the claims relating to the Dotiki mine property (other than amounts relating to the matters discussed in 1. above) that exceed the net book value of such damaged property are expected to result in a gain. The anticipated gain will be recorded as the insurance claim is resolved and proceeds are received.

   3. Dotiki mine business interruption costs -- At the current time, we are in the process of preparing a business interruption analysis that will be reflected in a proof of loss which we anticipate will be filed with the insurers during June 2004. Expenses associated with business interruption are expensed as incurred, and estimated insurance recoveries of such expenses will be recognized to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the insurance claim is resolved and proceeds are received.

      Pursuant to the accounting methodology described above, through March 31, 2004, we have recorded a recoverable insurance receivable of $2.9 million net of the Insurance Deductible and 10% co-insurance. The recognized net insurance receivable has been reflected as an offset to operating expenses for the first quarter 2004 financial results. We continue to discuss the preparation of the claim and the determination of the total claim with our insurers. Our assessment of probability with respect to the receivable was made based on discussions with our insurers as well as legal, insurance, and financial experts retained to assist in the claim process. A portion of the anticipated unallocated partial payment of $5.0 million may be attributable to certain categories of insurance recoveries that must be deferred under generally accepted accounting principles until final resolution of the insurance claim. We have recognized the amount of estimated net insurance receivable that we are currently able to assess as probable of recovery, up to the amount of actual costs incurred. Our estimates will change as additional information becomes available with respect to actual costs and as the insurers perform their review of preliminary and final claim information submitted by us. At this time, based on the magnitude and complexity of the insurance claim, we are presently unable to reasonably estimate the total amount of the insurance claim as well as our exposure, if any, for amounts not covered by our insurance program.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      Cash provided by operating activities was $34.5 million for the 2004 Quarter compared to $13.0 million in the 2003 Quarter. The increase in cash provided by operating activities was principally attributable to an increase in net income and a decrease in coal inventory in the 2004 Quarter compared to the 2003 Quarter.

      Net cash used in investing activities was $9.6 million for the 2004 Quarter compared to $22.8 million in the 2003 Quarter. The decrease is principally attributable to the Warrior Coal acquisition during the 2003 Quarter offset by an increase in capital expenditures associated with Dotiki expanding its preparation plant and the adding of two continuous miners. See discussion of "Related Party Transactions" below concerning the Warrior Coal acquisition.

      Net cash used in financing activities was $10.3 million for the 2004 Quarter compared to net cash provided by financing activities of $30.0 million in the 2003 Quarter. The change to net cash used in financing activities from net cash provided by financing activities is primarily attributable to the proceeds received from our common unit offering during the 2003 Quarter offset by the repayment of Warrior Coal's revolving credit agreement balance during the 2003 Quarter and increased distributions to partners.

Capital Expenditures

      Capital expenditures decreased to $13.4 million in the 2004 Quarter from $22.8 million in the 2003 Quarter, which includes the acquisition of Warrior Coal. See discussion of "Cash Flows -- Net cash used in investing activities" above concerning the decrease in capital expenditures. Capital expenditures for the remainder of 2004 are estimated to be $38.2 million.

Notes Offering and Credit Facility

      Alliance Resource Operating Partners, L.P., our intermediate partnership, has $180 million principal amount of 8.31% senior notes due August 20, 2014, payable in ten equal annual installments of $18 million beginning in August 2005 with interest payable semiannually (the Senior Notes). On August 22, 2003, our intermediate partnership completed a new $85 million revolving credit facility (Credit Facility), which expires September 30, 2006. The Credit Facility replaced a $100 million credit facility that would have expired August 2004. We paid in full all amounts outstanding under the original credit facility with borrowings of $20 million under the Credit Facility. The interest rate on the Credit Facility is based on either the (i) London Interbank Offered Rate or (ii) the "Base Rate", which is equal to the greater of the JPMorgan Chase Prime Rate or the Federal Funds Rate plus 1/2 of 1%, plus, in either case, an applicable margin. We incurred certain costs totaling $1.2 million associated with the Credit Facility. These costs have been deferred and are being amortized as a component of interest expense over the term of the Credit Facility. We had no borrowings outstanding under the Credit Facility at March 31, 2004. Letters of credit can be issued under the Credit Facility not to exceed $30 million. Outstanding letters of credit reduce amounts available under the Credit Facility. At March 31, 2004, we had letters of credit of $9.0 million outstanding under the Credit Facility.

      The Senior Notes and Credit Facility are guaranteed by all of the subsidiaries of our intermediate partnership. The Senior Notes and Credit Facility contain various restrictive and affirmative covenants, including restrictions on the amount of distributions by our intermediate partnership and the incurrence of other debt. We were in compliance with the covenants of both the Credit Facility and Senior Notes at March 31, 2004.

      We have previously entered into and have maintained agreements with two banks to provide additional letters of credit in an aggregate amount of $25.0 million to maintain surety bonds to secure our obligations for reclamation liabilities and workers' compensation benefits. At March 31, 2004, we had $18.8 million in letters of credit outstanding under these agreements. Our special general partner guarantees these outstanding letters of credit.

Conversion of Subordinated Units

      As a result of satisfying certain financial tests in our partnership agreement as of September 30, 2003, one-half of the outstanding subordinated units (i.e., 3,211,265 subordinated units) held by our special general partner converted into common units on November 15, 2003. The remaining 3,211,266 subordinated units are expected to convert on a one-for-one basis into common units in the fourth quarter of 2004, assuming we continue to meet the financial test requirements of our partnership agreement.

Related Party Transactions

      In February 2003, we acquired Warrior Coal from an affiliate, ARH Warrior Holdings, Inc. (ARH Warrior Holdings), in accordance with the terms of an Amended and Restated Put and Call Option Agreement. We paid $12.7 million to ARH Warrior Holdings and repaid Warrior Coal's borrowings of $17.0 million under a revolving credit agreement between our special general partner and Warrior Coal. Please see "Item 1. Financial Statements - Note 3, Warrior Coal Acquisition."

      We have continuing related party transactions with our managing general partner and our special general partner, including our special general partner's affiliates. These related party transactions relate principally to the provision of administrative services by our managing general partner, mineral and equipment leases with our special general partner and its affiliates, and guarantees from our special general partner for letters of credit.

      Please read our Annual Report on Form 10-K for the year ended December 31, 2003, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions - " for additional information concerning the related party transactions described above.

Recent Accounting Pronouncements

      Consistent with other extractive industry entities, we have historically classified leased coal interests and advance royalties as tangible assets, which is consistent with the classification of owned coal due to the similar rights of the leaseholder. Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," identifies mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Tangible Assets" in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (EITF) established a Mining Industry Working Group to address this issue. During March 2004, the EITF reached a consensus regarding classification of leased coal interests and advance royalties as tangible assets. On April 30, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions (FSP) Nos. 141-1 and 142-1, "Interaction of FASB Statements No. 141, Business Combination, and No. 142 Goodwill and Other Intangible Assets", and EITF Issue No. 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets", which amends SFAS Nos. 141 and 142 to state that certain use rights may have characteristics of assets other than intangible assets. Accordingly, use rights should be accounted for based on their substance. The guidance in this FSP is to be applied to the first reporting period beginning after April 29, 2004. We do not believe this FSP results in a re-characterization of our related assets, which have historically been classified as tangible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      All of our transactions are denominated in U.S. dollars and, as a result, we do not have material exposure to currency exchange-rate risks.

      We did not engage in any interest rate, foreign currency exchange-rate or commodity price-hedging transactions as of March 31, 2004.

      Borrowings under the current Credit Facility and the previous credit facility are and were at variable rates and, as a result, we have interest rate exposure. Our earnings are not materially affected by changes in interest rates. We had no borrowings outstanding under the Credit Facility during the 2004 Quarter or at March 31, 2004.

      As of March 31, 2004, there were no significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      An evaluation was carried out by management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. During the quarterly period ended March 31, 2004, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      - deregulation of the electric utility industry or the effects of any adverse change in the domestic or export coal industry, electric utility industry, or general economic conditions;

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

      - difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits; and

      - difficulty obtaining commercial property insurance, and risks associated with our 10.0% participation (excluding any applicable deductible) in the commercial insurance property program.

      If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2003. The risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

      You should consider the above information when reading any forward-looking statements contained:

      -     in this Quarterly Report on Form 10-Q;

      -     other reports filed by us with the SEC;

      -     our press releases; and

      - written or oral statements made by us or any of our officers or other persons acting on our behalf.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The information under "Contingencies" in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

      31.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 7, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

      31.2 Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 7, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

      32.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 7, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

      32.2 Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 7, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

      (b) Reports on Form 8-K:

            A Form 8-K was filed on January 27, 2004 to submit to the Securities and Exchange Commission a press release announcing earnings and operating results for the fourth quarter of 2003. The press release contains the following financial statements: (i) condensed consolidated statements of income and operating data for the three months and years ended December 31, 2003 and 2002; (ii) condensed consolidated balance sheets at December 31, 2003 and 2002; and (iii) condensed consolidated statements of cash flow for the years ended December 31, 2003 and 2002.

            A Form 8-K was filed on February 12, 2004 to submit to the Securities and Exchange Commission a press release that our wholly-owned subsidiary, Webster County Coal, LLC, had temporarily idled the Dotiki mine located near Providence, Kentucky following the occurrence of a mine fire on February 11, 2004.

            A Form 8-K/A was filed on March 2, 2004 to submit to the Securities and Exchange Commission a press release regarding the status of efforts made to extinguish a mine fire that temporarily idled the Dotiki mine.

            A Form 8-K/A was filed on March 8, 2004 to submit to the Securities and Exchange Commission a press release announcing the extinguishment of a mine fire that temporarily idled the Dotiki mine following the occurrence of the mine fire on February 11, 2004.

            A Form 8-K/A was filed on March 26, 2004 to submit to the Securities and Exchange Commission a press release that Mr. David Lauriski, Assistant Secretary of Labor for Mine Safety and Health, visited our wholly-owned subsidiary, Webster County Coal, LLC, to recognize the individuals responsible for the successful recovery of the Dotiki mine from an underground mine fire that originated on February 11, 2004. The press release also contains information on the status of efforts made to extinguish a mine fire that temporarily idled the Dotiki mine.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 7, 2004.

                                 ALLIANCE RESOURCE PARTNERS, L. P.

                                 By:   Alliance Resource Management GP, LLC
                                       its managing general partner

                                       /s/ Joseph W. Craft III
                                       --------------------------------------
                                       Joseph W. Craft III
                                       President, Chief Executive
                                       Officer and Director

                                       /s/ Brian L. Cantrell
                                       --------------------------------------
                                       Brian L. Cantrell
                                       Senior Vice President
                                       and Chief Financial Officer

                                  EXHIBIT INDEX

31.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 7, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2 Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 7, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 7, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2 Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 7, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.