Form 10-Q
period 2004-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2004-08-09
CIK 1086600

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                      -----------------------------------

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

      As of August 9, 2004, 14,692,527 Common Units and 3,211,266 Subordinated Units are outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

          Condensed Consolidated Balance Sheets as of June 30, 2004 and
          December 31, 2003 ..............................................................       1

          Condensed Consolidated Statements of Income for
          the three months and six months ended June 30, 2004 and 2003 ...................       2

          Condensed Consolidated Statements of Cash
          Flows for the six months ended June 30, 2004 and 2003 ..........................       3

          Notes to Condensed Consolidated Financial Statements ...........................       4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................       9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK ..............................................................      16

ITEM 4    CONTROLS AND PROCEDURES ........................................................      16

          FORWARD-LOOKING STATEMENTS .....................................................      18

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ..............................................................      20

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      20

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ................................................      20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS ...............................................................      20

ITEM 5.   OTHER INFORMATION ..............................................................      20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ...............................................      20

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                     JUNE 30,    DECEMBER 31,
                                                                       2004          2003
                                                                   -----------  -------------
                                                                   (UNAUDITED)
                                         ASSETS

 CURRENT ASSETS:
    Cash and cash equivalents                                      $    44,800  $      10,156
    Trade receivables, net                                              56,474         38,305
    Marketable securities                                               20,056         23,615
    Inventories                                                         16,020         14,527
    Advance royalties                                                    1,108          1,108
    Prepaid expenses and other assets                                      925          3,432
                                                                   -----------  -------------
          Total current assets                                         139,383         91,143

 PROPERTY, PLANT AND EQUIPMENT AT COST                                 493,551        474,357
 LESS ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION            (269,456)      (251,567)
                                                                   -----------  -------------
                                                                       224,095        222,790
 OTHER ASSETS:
    Advance royalties                                                   15,288         12,439
    Coal supply agreements, net                                          4,084          5,445
    Other long-term assets                                               4,209          4,637
                                                                   -----------  -------------
                                                                   $   387,059  $     336,454
                                                                   ===========  =============
                              LIABILITIES AND PARTNERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable                                               $    29,063  $      22,651
    Due to affiliates                                                   19,925         13,546
    Accrued taxes other than income taxes                               11,738         10,375
    Accrued payroll and related expenses                                13,541         11,095
    Accrued interest                                                     5,402          5,402
    Workers' compensation and pneumoconiosis benefits                    5,949          5,905
    Other current liabilities                                            8,654          5,739
                                                                   -----------  -------------
          Total current liabilities                                     94,272         74,713
                                                                   -----------  -------------
 LONG-TERM LIABILITIES:
    Long-term debt, excluding current maturities                       180,000        180,000
    Accrued pneumoconiosis benefits                                     18,569         17,633
    Workers' compensation                                               25,883         22,819
    Reclamation and mine closing                                        25,655         21,717
    Due to affiliates                                                    7,298          3,735
    Other liabilities                                                    3,577          3,280
                                                                   -----------  -------------
          Total liabilities                                            355,254        323,897
                                                                   -----------  -------------
 COMMITMENTS AND CONTINGENCIES

 PARTNERS' CAPITAL (DEFICIT):
    Common Unitholders 14,692,527 units outstanding                    278,198        263,071
    Subordinated Unitholder 3,211,266 units outstanding                 61,717         58,411
    General Partners                                                  (304,321)      (305,034)
    Unrealized loss on marketable securities                                 -           (102)
    Minimum pension liability                                           (3,789)        (3,789)
                                                                   -----------  -------------
          Total Partners' capital                                       31,805         12,557
                                                                   -----------  -------------
                                                                   $   387,059  $     336,454
                                                                   ===========  =============

See notes to condensed consolidated financial statements.

                ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                            --------------------------   ---------------------------
                                                               2004           2003           2004           2003
                                                            -----------   ------------   ------------   ------------
SALES AND OPERATING REVENUES:
    Coal sales                                              $   149,325   $    122,589   $    293,864   $    237,039
    Transportation revenues                                       7,019          5,071         13,857          9,386
    Other sales and operating revenues                            6,202          5,811         12,649         11,971
                                                            -----------   ------------   ------------   ------------
        Total revenues                                          162,546        133,471        320,370        258,396
                                                            -----------   ------------   ------------   ------------
EXPENSES:
    Operating expenses                                          102,857         94,933        207,185        177,685
    Transportation expenses                                       7,019          5,071         13,857          9,386
    Outside purchases                                               799            370          1,864          1,389
    General and administrative                                   11,276          6,654         21,605         12,305
    Depreciation, depletion and amortization                     13,415         13,662         26,186         26,793
    Interest expense (net of interest income and interest
     capitalized for the three months and six months ended
     June 30, 2004 and 2003 of $118, $88, $228, and $367,
     respectively)                                                3,836          3,990          7,679          7,957
                                                            -----------   ------------   ------------   ------------
        Total operating expenses                                139,202        124,680        278,376        235,515
                                                            -----------   ------------   ------------   ------------

INCOME FROM OPERATIONS                                           23,344          8,791         41,994         22,881
OTHER INCOME                                                        245            457            559            450
                                                            -----------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                                       23,589          9,248         42,553         23,331
INCOME TAX EXPENSE                                                  728            720          1,467          1,675
                                                            -----------   ------------   ------------   ------------
NET INCOME                                                  $    22,861   $      8,528   $     41,086   $     21,656
                                                            ===========   ============   ============   ============

ALLOCATION OF NET INCOME:
    PORTION APPLICABLE TO WARRIOR COAL LOSS PRIOR TO ITS
     ACQUISITION ON FEBRUARY 14, 2003                       $         -   $          -   $          -   $       (666)
    PORTION APPLICATION TO PARTNERS' INTEREST                    22,861          8,528         41,086         22,322
                                                            -----------   ------------   ------------   ------------
NET INCOME                                                  $    22,861   $      8,528   $     41,086   $     21,656
                                                            ===========   ============   ============   ============

GENERAL PARTNERS' INTEREST IN NET INCOME (LOSS)             $     1,028   $        170   $      1,392   $       (219)
                                                            ===========   ============   ============   ============

LIMITED PARTNERS' INTEREST IN NET INCOME                    $    21,833   $      8,358   $     39,694   $     21,875
                                                            ===========   ============   ============   ============

BASIC NET INCOME PER LIMITED PARTNER UNIT                   $      1.22   $       0.47   $       2.22   $       1.27
                                                            ===========   ============   ============   ============

DILUTED NET INCOME PER LIMITED PARTNER UNIT                 $      1.18   $       0.45   $       2.15   $       1.23
                                                            ===========   ============   ============   ============

DISTRIBUTION PAID PER COMMON AND SUBORDINATED UNIT          $     0.625   $      0.525   $     1.1875   $       1.05
                                                            ===========   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC           17,903,793     17,903,793     17,903,793     17,252,320
                                                            ===========   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED         18,438,551     18,485,741     18,437,704     17,833,368
                                                            ===========   ============   ============   ============

See notes to condensed consolidated financial statements.

               ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  --------------------------
                                                                     2004           2003
                                                                  -----------   ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                       $    75,467   $     43,727
                                                                  -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                         (25,114)       (20,019)
    Purchase of Warrior Coal                                                -        (12,661)
    Proceeds from sale of property, plant and equipment                   458            463
    Proceeds from maturity of marketable securities                     3,661              -
    Proceeds from assumption of liability                               2,112              -
                                                                  -----------   ------------
        Net cash used in investing activities                         (18,883)       (32,217)
                                                                  -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common unit offering to public                            -         53,965
    Cash contribution by General Partners                                   -              9
    Payments on Warrior Coal revolving credit agreement balance             -        (17,000)
    Borrowings under revolving credit facility and working
     capital facilities                                                     -         10,600
    Payments under revolving credit facility and working
     capital facilities                                                     -        (10,600)
    Payments on long-term debt                                              -         (7,500)
    Distributions to Partners                                         (21,940)       (17,844)
                                                                  -----------   ------------
        Net cash provided by (used in) financing activities           (21,940)        11,630
                                                                  -----------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                34,644         23,140

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       10,156          9,028
                                                                  -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    44,800   $     32,168
                                                                  ===========   ============
CASH PAID FOR:
    Interest                                                      $     7,614   $      8,138
                                                                  ===========   ============
    Income taxes to taxing authorities                            $     1,300   $      1,625
                                                                  ===========   ============

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

      The accompanying condensed consolidated financial statements include the accounts and operations of the Partnership and present the financial position as of June 30, 2004 and December 31, 2003, the results of its operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. All material intercompany transactions and accounts of the Partnership have been eliminated.

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

      On February 14, 2003, the Partnership acquired Warrior Coal, LLC ("Warrior Coal") (Note 3). Because the Warrior Coal acquisition was between entities under common control, the acquisition was recorded at historical cost in a manner similar to that used in a pooling of interests. Accordingly, the condensed consolidated financial statements and notes of the Partnership have been restated to reflect the combined historical results of operations, financial position and cash flows of the Partnership and Warrior Coal for the six months ended June 30, 2003.

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

      Mettiki Coal (WV), LLC has proposed a long-wall underground mine extension (the "E-Mine") to be located primarily in Tucker County, West Virginia, which will eventually replace the Partnership's Mettiki Coal, LLC's existing long-wall mine (the "D-Mine") located in Garrett County, Maryland. The proposed E-Mine is approximately 10 miles from Mettiki Coal's D-Mine. In order to proceed with the development of the E-Mine, Mettiki Coal (WV) filed two separate permit applications with the West Virginia Department of Environmental Protection ("WVDEP") concerning on-site disposal of scalp rock and underground mining, each requiring an associated water discharge permit. The Partnership was notified on April 16, May 13, May 26, and June 7, 2004, that WVDEP had issued the permits for on-site disposal of scalp rock, underground mining, water discharge related to the operation of the scalp rock disposal facility, and water discharge related to the operation of the underground mine, respectively.

      The appeal periods for the scalp rock permit and the two water discharge permits related to the operation of the scalp rock disposal facility and underground mine have lapsed without any appeal being filed. Two appeals of the underground mining permit were filed on June 11 and 16, 2004, respectively. The West Virginia Surface Mine Board ("SMB") has consolidated the appeals and an initial hearing is scheduled for September 8 and 9, 2004. Decisions are normally rendered within several weeks after an administrative hearing has been concluded. Management believes the WVDEP's approval of the permit applications will be upheld by the SMB.

3. ACQUISITIONS

Warrior Coal

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

      Under the terms of the Put/Call Agreement, the Partnership assumed certain other obligations, including a mineral lease and sublease with SGP Land, LLC, an affiliate of ARH Warrior, covering coal reserves that have been and will continue to be mined by Warrior Coal. The terms and conditions of the mineral lease and sublease were not changed as a result of the acquisition.

Lodestar

      On July 15, 2003, Hopkins County Coal, LLC ("Hopkins County Coal") executed an Asset Purchase Agreement with Lodestar Energy, Inc. ("Lodestar"), a coal company operating in Chapter 7 bankruptcy proceedings. Concurrently, Hopkins County Coal entered into various other agreements (collectively, the Asset Purchase Agreement and the various other agreements are referred to as the "Agreements") with several parties, including the Kentucky Environmental and Public Protection Cabinet ("Cabinet") and Frontier Insurance Company ("Frontier"). Closing of the Agreements was subject to the resolution of numerous contingencies and/or conditions. Under the terms of the relevant Agreements, Hopkins County Coal principally acquired a mining pit, created by Lodestar's mining activities. The mining pit will be used for refuse disposal by the Partnership's Webster County Coal, LLC's Dotiki mine. The purchase price included a nominal monetary amount and the assumption of remedial reclamation activities under the various mining permits acquired by Hopkins County Coal from Lodestar. The Cabinet accepted these remedial activities in lieu of certain solid waste closure requirements applicable to residual landfills. Hopkins County Coal also received $2.1 million from Frontier in exchange for the assumption of the remedial activities associated with the mining pit. As a result of closing the Agreements on June 2, 2004, Hopkins County Coal recorded the fair value of the asset retirement obligation of approximately $3.6 million with a corresponding asset that was reduced by the $2.1 million of cash received.

4. DOTIKI FIRE INCIDENT

      On February 11, 2004, Webster County Coal, LLC's ("Webster County Coal") Dotiki mine was temporarily idled for a period of twenty-seven calendar days following the occurrence of a mine fire that originated with a diesel supply tractor (the "Dotiki Fire Incident"). As a result of the firefighting efforts of the Mine Safety and Health Administration, Kentucky Department of Mines and Minerals, and Webster County Coal personnel, Dotiki successfully extinguished the fire and totally isolated the affected area of the mine behind permanent barriers. Initial production resumed on March 8, 2004. The Partnership has commercial property insurance that provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. The Partnership currently believes such insurance policies will cover a substantial portion of the total cost of the disruption to the Partnership's operations, exclusive of certain amounts associated with self-retention, deductible and coinsurance levels applicable to the Dotiki Fire Incident. However, until the claim is resolved with the applicable insurance underwriters, there can be no assurance of the aggregate amount or timing of recovery of such insurance proceeds.

      On April 16, 2004, following the submittal of a preliminary cost estimate of the expenses and losses incurred by Webster County Coal and other affiliates arising from or in connection with the Dotiki Fire Incident (the "Insurance Claim") and detailed discussions with representatives of the insurers, the Partnership tendered an initial proof of loss requesting a gross partial advance payment of $8.5 million. Based on this initial proof of loss, the Partnership has received an initial partial advance of an unallocated $4.5 million, which is net of the $1.0 million self-retention, $2.5 million deductible (collectively, the "Insurance Deductibles") and 10% coinsurance. On June 21, 2004, the Partnership provided the insurers with an update, through May 31, 2004, of the Insurance Claim. Following a review of this updated claim information, the insurers' claims adjustor recommended a gross reserve for the insurers of $24.0 million and recommended further that the insurers make an additional $4.0 million partial advance payment. On July 30, 2004, the Partnership tendered a supplemental proof of loss requesting a second gross advance partial payment of $4.0 million. The accounting for the two partial advance payments and any future partial payments will be subject to the accounting methodology described below. Currently, the Partnership continues to evaluate its potential insurance recoveries in the following areas:

      1. Expenses incurred as a result of the fire - Extra expenses, expediting expenses, and other costs associated with extinguishing the fire are being expensed as incurred, with related actual and/or estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual cost incurred.

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

      3. Dotiki mine business interruption costs and extra expense - On June 21, 2004, the Partnership submitted to the insurers an initial business interruption analysis for the period through May 31, 2004. Expenses associated with business interruption and extra expense are expensed as incurred, and estimated insurance recoveries of such expenses will be recognized to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the Insurance Claim is resolved and/or proceeds are received.

      Pursuant to the accounting methodology described above, (a) the Partnership has recorded as an offset to operating expenses, $0.2 million and $2.9 million during the three months and six months ended June 30, 2004, respectively, which amounts represent estimated insurance recovery of actual costs incurred net of the Insurance Deductible and 10% coinsurance and (b) the remaining $1.4 million of the initial partial advance payment has been deferred. The anticipated $4.0 million second partial advance payment has not yet been received. The Partnership continues to discuss the Insurance Claim and the determination of the total claim amount with its insurers. The Insurance Claim will continue to change as additional information becomes available with respect to actual costs and as the insurers perform their review of claim information submitted by the Partnership.

5. NET INCOME PER LIMITED PARTNER UNIT

      A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                                  ------------------------   ----------------------
                                                                      2004         2003         2004         2003
                                                                  -----------   ----------   ----------   ---------
Net income                                                        $    22,861   $    8,528   $   41,086   $  21,656
Adjustments:
    General partner's incentive distributions                            (582)           -         (582)          -
    General partners' 2% equity ownership                                (446)        (170)        (810)       (447)
    Portion applicable to Warrior Coal loss prior to its
      acquisition on February 14, 2003                                      -            -            -         666
                                                                  -----------   ----------   ----------   ---------

Limited partners' interest in net income                          $    21,833   $    8,358   $   39,694   $  21,875

Weighted average limited partner units - basic                         17,904       17,904       17,904      17,252

Basic net income per limited partner unit                         $      1.22   $     0.47   $     2.22   $    1.27
                                                                  ===========   ==========   ==========   =========

Weighted average limited partner units - basic                         17,904       17,904       17,904      17,252

Units contingently issuable:
    Restricted units for Long-Term Incentive Plan                         474          527          474         527
    Directors' compensation units deferred                                 16           16           15          16
    Supplemental Executive Retirement Plan                                 45           39           45          38
                                                                  -----------   ----------   ----------   ---------
Weighted average limited partner units, assuming dilutive
    effect of restricted units                                         18,439       18,486       18,438      17,833
                                                                  -----------   ----------   ----------   ---------

Diluted net income per limited partner unit                       $      1.18   $     0.45   $     2.15   $    1.23
                                                                  ===========   ==========   ==========   =========

      The Partnership's net income is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions, if any, to the managing general partner, the holder of the incentive distribution rights pursuant to the Partnership Agreement, which are declared and paid following the close of each quarter. Warrior Coal's loss prior to its acquisition on February 14, 2003 was allocated to the general partners.

      The managing general partner is entitled to receive incentive distributions if the amount the Partnership distributes with respect to any quarter exceeds levels specified in the Partnership Agreement. Under the quarterly incentive distribution provisions of the Partnership Agreement, generally the managing general partner is entitled to receive 15% of the amount the Partnership distributes in excess of $0.55 per unit, 25% of the amount the Partnership distributes in excess of $0.625 per unit and 50% of the amount the Partnership distributes in excess of $0.75 per unit.

6. RESTRICTED UNIT-BASED COMPENSATION

      The Partnership has elected to account for the compensation expense of the non-vested restricted units granted under the Long-Term Incentive Plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Compensation cost for the non-vested restricted units is recorded on a pro-rata basis, as appropriate given the "cliff vesting" nature of the grants, based upon the current market value of the Partnership's Common Units at the end of each period.

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

                                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                      JUNE 30,                   JUNE 30,
                                                                               ------------------------    ----------------------
                                                                                  2004          2003          2004         2003
                                                                               ----------    ----------    ----------    --------
Net income, as reported                                                        $   22,861    $    8,528    $   41,086    $ 21,656

    Add: compensation expenses related to Long-Term
     Incentive Plan units included in reported net income                           4,807         2,207         8,724       2,742


    Deduct: compensation expense related to Long-Term
     Incentive Plan units determined under fair value method for all awards        (1,079)         (852)       (2,221)     (1,736)
                                                                               ----------    ----------    ----------    --------


Net income, pro forma                                                          $   26,589    $    9,883    $   47,589    $ 22,662
                                                                               ==========    ==========    ==========    ========

General partners' interest in net income (loss), pro forma                     $    1,102    $      198    $    1,522    $   (199)
                                                                               ==========    ==========    ==========    ========

Limited partners' interest in net income, pro forma                            $   25,487    $    9,685    $   46,067    $ 22,861
                                                                               ==========    ==========    ==========    ========
Earnings per limited partner unit:
    Basic, as reported                                                         $     1.22    $     0.47    $     2.22    $   1.27
                                                                               ==========    ==========    ==========    ========
    Basic, pro forma                                                           $     1.42    $     0.54    $     2.57    $   1.33
                                                                               ==========    ==========    ==========    ========
    Diluted, as reported                                                       $     1.18    $     0.45    $     2.15    $   1.23
                                                                               ==========    ==========    ==========    ========
    Diluted, pro forma                                                         $     1.38    $     0.52    $     2.50    $   1.28
                                                                               ==========    ==========    ==========    ========


      The total accrued liability associated with the Long-Term Incentive Plan as of June 30, 2004 and December 31, 2003 was $21,217,000 and $12,493,000,
respectively, and is included in the current and long-term due to affiliates liability in the condensed consolidated balance sheet.

7. RECENT ACCOUNTING PRONOUNCEMENTS

      Consistent with other extractive industry entities, the Partnership has historically classified leased coal interests and advance royalties as tangible assets, which is consistent with the classification of owned coal due to the similar rights of the leaseholder. SFAS No. 141, "Business Combinations," identifies mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Tangible Assets," in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force ("EITF") established a Mining Industry Working Group to address this issue. During March 2004, the EITF reached a consensus regarding classification of leased coal interests and advance royalties as tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Positions ("FSP") Nos. 141-1 and 142-1, "Interaction of FASB Statements No. 141, Business Combination, and No. 142 Goodwill and Other Intangible Assets," and EITF Issue No. 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets," which amends SFAS Nos. 141 and 142 to state that certain use rights may have characteristics of assets other than intangible assets. Accordingly, use rights should be accounted for based on their substance. The guidance in these FSP's is to be applied to the first reporting period beginning after April 29, 2004. The Partnership does not believe these FSP's result in a re-characterization of its related assets, which have historically been classified as tangible.

8. SUBSEQUENT EVENT

      On July 22, 2004, the Partnership declared a quarterly distribution, for the quarterly period ended June 30, 2004, of $0.65 per unit, totaling approximately $12.2 million (which includes the general partner's portion of incentive distributions), on all of its Common and Subordinated Units outstanding, payable on August 13, 2004, to all unitholders of record as of August 2, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

      We reported record quarterly net income for the three months ended June 30, 2004 (the 2004 Quarter) of $22.9 million, an increase of 168.1% over the three months ended June 30, 2003 (the 2003 Quarter). The 2004 Quarter benefited from favorable market conditions as we realized higher prices on long-term coal sales agreements, and we were able to sell additional production at significantly higher prices into the export and Central Appalachia coal markets.

      We have contractual commitments for substantially all of our estimated 2004 production of 20.6 million tons. For our estimated 2005 production of 21.3 million tons, approximately 89% is committed under existing coal sales agreements, and approximately 43% is subject to market price negotiations for existing contracts as well as anticipated new coal supply agreements.

      In response to robust market conditions and a supply shortage in the markets served by our Mettiki Coal mine, we have signed two separate mining agreements with third-party mining companies to produce coal on reserves we own or control near our Mettiki Coal mining complex. Production at these operations began in July 2004 and will add annual production of approximately 625,000 tons. To further increase production during the second half of 2004, we have added equipment at our Gibson County mine and will add equipment at our Pattiki mine later this year. We estimate that total capital expenditures for 2004 will be approximately $5.1 million for these third-party mining and equipment projects.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

                                              JUNE 30,                           JUNE 30,
                                   ----------------------------       ---------------------------
                                      2004               2003          2004                 2003
                                   --------            --------       -------              ------
                                           (in thousands)                     (per ton sold)
                                           --------------                     --------------
Tons sold                             5,196               4,749          N/A                  N/A
Tons produced                         5,185               4,643          N/A                  N/A
Coal sales                         $149,325            $122,589       $28.74               $25.81
Operating expenses and outside     $103,656            $ 95,303       $19.95               $20.07
purchases

      Coal sales. Coal sales for the 2004 Quarter increased 21.8% to $149.3 million from $122.6 million for the 2003 Quarter. The increase of $26.7 million reflects higher prices on long-term coal sales agreements and the sale of additional production at significantly higher prices into the export and Central Appalachia coal markets. Coal sales further benefited by record tons sold. Higher prices on long-term contracts reflect a stronger market in the second half of 2003 when contracts were entered into for shipments in 2004 compared to the market in the second half of 2002 when contracts were entered into for shipments in 2003. The export market opportunities for the U.S. coal industry were generally attributable to strong economic expansion in China. The increase in Central Appalachia spot market pricing was primarily attributable to a combination of the diversion of coal production from domestic markets to export markets and a decline in region-wide production. Tons sold increased 9.4% to 5.2 million tons for the 2004 Quarter from 4.7 million tons in the 2003 Quarter, reflecting additional production and increased demand for the coals we market.

      Operating Expenses. Operating expenses increased 8.3% to $102.9 million for the 2004 Quarter from $94.9 million for the 2003 Quarter. The increase of $8.0 million primarily resulted from an increase in aggregate operating expenses associated with additional coal sales of 447,000 tons and sales related expenses.

      General and administrative. General and administrative expenses increased to $11.3 million for the 2004 Quarter compared to $6.7 million for the 2003 Quarter. The increase of $4.6 million was primarily attributable to increased accruals associated with our incentive compensation plans, including the Long-Term Incentive Plan, which is a restricted unit program and is impacted by the increased market value of our common units, and the Short-Term Incentive Plan, which provides our employees an opportunity to receive additional compensation based upon our financial performance.

      Other sales and operating revenues. Other sales and operating revenues were comparable for the 2004 and 2003 Quarters at $6.2 million and $5.8 million, respectively.

      Outside purchases. Outside purchases increased to $0.8 million for the 2004 Quarter compared to $0.4 million for the 2003 Quarter. The increase of $0.4 million was primarily the result of outside purchases necessary to fulfill coal commitments at our East Kentucky operations.

      Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was comparable for the 2004 and 2003 Quarters at $13.4 million and $13.7 million, respectively. A $1.4 million decrease in depreciation was attributable to the idling of Hopkins County Coal in June 2003 and was partially offset by increased depreciation associated with the capital expenditures which increased our production capacity.

      Interest expense. Interest expense was comparable for each of the 2004 and 2003 Quarters at $3.8 million and $4.0 million, respectively.

      Transportation revenues and expenses. Transportation revenues and expenses increased to $7.0 million for the 2004 Quarter from $5.1 million for the 2003 Quarter. The increase of $1.9 million was primarily attributable to higher sales volumes and increased shipments to customers with above average transportation costs.

      Income before income taxes. Income before income taxes increased to $23.6 million for the 2004 Quarter from $9.2 million for the 2003 Quarter. The increase of $14.4 million is primarily attributable to higher sales volumes and higher prices on both long-term coal sales agreements and short-term sales agreements in the export and Central Appalachia coal markets. The benefits of increased sales volumes and prices were partially offset by the net costs associated with higher production costs, increased sales related expenses and increased accruals associated with our incentive compensation plans.

      Income tax expense. Income tax expense was comparable for each of the 2004 and 2003 Quarters at $0.7 million, respectively.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

      Net income for the six months ended June 30, 2004 (the 2004 Period) was $41.1 million, an increase of 89.7% over the six months ended June 30, 2003 (the 2003 Period). The continuing strength in both the U.S. and international coal markets favorably impacted our financial results for the 2004 Period. We achieved record results for revenues, net income, production tons, and tons sold despite lost production and expenses incurred as a result of the mine fire that occurred at the Dotiki mine. See "Dotiki Fire Incident" below.

                                               JUNE 30,                          JUNE 30,
                                    ----------------------------      ----------------------------
                                       2004                2003         2004                 2003
                                    ---------            -------      -------              -------
                                            (in thousands)                    (per ton sold)
                                            --------------                    --------------
Tons sold                             10,306                9,205        N/A                  N/A
Tons produced                         10,297                9,633        N/A                  N/A
Coal sales                          $293,864             $237,039     $28.51               $25.75
Operating expenses and outside      $209,049             $179,074     $20.28               $19.45
purchases

      Coal sales. Coal sales for the 2004 Period increased 24.0% to $293.9 million from $237.0 million for the 2003 Period. The increase of $56.9 million reflects higher prices on long-term coal sales agreements and the sale of additional production at significantly higher prices into the export and Central Appalachia coal markets. Higher prices on long-term contracts reflect a stronger market in the second half of 2003 when contracts were entered into for shipments in 2004 compared to the market in the second half of 2002 when contracts were entered into for shipments in 2003. The export market opportunities for the U.S. coal industry were attributable generally to the strong economic expansion in China. The increase in Central Appalachia spot market pricing was attributable primarily to a combination of the diversion of coal production from domestic markets to export markets and a decline in region-wide production. Coal sales were further benefited by record tons sold. Tons sold increased 12.0% to 10.3 million tons for the 2004 Period from 9.2 million tons in the 2003 Period reflecting additional production and reduction of coal inventories in response to increased demand for the coals we market.

      Operating Expenses. Operating expenses increased 16.6% to $207.2 million for the 2004 Period from $177.7 million for the 2003 Period. The increase of $29.5 million primarily resulted from an increase in aggregate operating expenses associated with additional coal sales of 1.1 million tons and sales related expenses, along with expenses associated with the Dotiki Fire Incident described below.

      General and administrative. General and administrative expenses increased to $21.6 million for the 2004 Period compared to $12.3 million for the 2003 Period. The increase of $9.3 million was primarily attributable to increased accruals associated with our incentive compensation plans, including the Long-Term Incentive Plan, which is a restricted unit program and is impacted by the increased market value of our common units, and the Short-Term Incentive Plan, which provides our employees an opportunity to receive additional compensation based upon our financial performance.

      Other sales and operating revenues. Other sales and operating revenues were comparable for the 2004 and 2003 Periods at $12.6 million and $12.0 million, respectively.

      Outside purchases. Outside purchases increased to $1.9 million for the 2004 Period compared to $1.4 million for the 2003 Period. The increase of $.5 million was primarily the result of outside purchases necessary to fulfill coal commitments at our East Kentucky operations.

      Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was comparable for the 2004 and 2003 Periods at $26.2 million and $26.8 million, respectively. A $2.9 million decrease in depreciation was attributable to the idling of Hopkins County Coal in June 2003 and was partially offset by increased depreciation associated with the capital expenditures which increased our production capacity.

      Interest expense. Interest expense was comparable for each of the 2004 and 2003 Periods at $7.7 million and $8.0 million, respectively.

      Transportation revenues and expenses. Transportation revenues and expenses increased to $13.9 million for the 2004 Period from $9.4 million for the 2003 Period. The increase of $4.5 million was attributable primarily to higher sales volumes and increased shipments to customers with above average transportation costs.

      Income before income taxes. Income before income taxes increased to $42.6 million for the 2004 Period from $23.3 million for the 2003 Period. The increase of $19.3 million was attributable primarily to higher sales volumes and higher prices on both long-term coal sales agreements and short-term sales agreements in the export and Central Appalachia coal markets. The benefits of increased sales volumes and prices were offset partially by the net costs associated with the Dotiki Fire Incident, higher production costs, increased sales related expenses, and increased accruals associated with our incentive compensation plans.

         Income tax expense. Income tax expense was comparable for each of the 2004 and 2003 Periods at $1.5 million and $1.7 million, respectively.

DOTIKI FIRE INCIDENT

      On February 11, 2004, our Webster County Coal, LLC's ("Webster County Coal") Dotiki mine was temporarily idled for a period of twenty-seven calendar days following the occurrence of a mine fire that originated with a diesel supply tractor (the "Dotiki Fire Incident"). As a result of the firefighting efforts of the Mine Safety and Health Administration, Kentucky Department of Mines and Minerals, and Webster County Coal personnel, Dotiki successfully extinguished the fire and totally isolated the affected area of the mine behind permanent barriers. Initial production resumed on March 8, 2004. We have commercial property insurance that provides coverage for damage to property destroyed, interruption of business operations, including profit recovery, and expenditures incurred to minimize the period and total cost of disruption to operations. We currently believe such insurance policies will cover a substantial portion of the total cost of the disruption to our operations, exclusive of certain amounts associated with self-retention, deductible and coinsurance levels applicable to the Dotiki Fire Incident. However, until the claim is resolved with the applicable insurance underwriters, there can be no assurance of the aggregate amount or timing of recovery of such insurance proceeds.

      On April 16, 2004, following the submittal of a preliminary cost estimate of the expenses and losses incurred by Webster County Coal and other affiliates arising from or in connection with the Dotiki Fire Incident (the "Insurance Claim") and detailed discussions with representatives of the insurers, we tendered an initial proof of loss requesting a gross partial advance payment of $8.5 million. Based on this initial proof of loss, we have received an initial partial advance of an unallocated $4.5 million, which is net of the $1.0 million self-retention, $2.5 million deductible (collectively, the "Insurance Deductibles") and 10% coinsurance. On June 21, 2004, we provided the insurers with an update, through May 31, 2004, of the Insurance Claim. Following a review of this updated claim information, the insurers' claims adjustor recommended a gross reserve for the insurers of $24.0 million and recommended further that the insurers make an additional $4.0 million partial advance payment. On July 30, 2004, we tendered a supplemental proof of loss requesting a second gross advance partial payment of $4.0 million. The accounting for the two partial advance payments and any future partial payments will be subject to the accounting methodology described below. Currently, we continue to evaluate potential insurance recoveries in the following areas:

      1. Expenses incurred as a result of the fire - Extra expenses, expediting expenses, and other costs associated with extinguishing the fire are being expensed as incurred, with related actual and/or estimated insurance recoveries recorded as they are considered to be probable, up to the amount of the actual cost incurred.

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

      3. Dotiki mine business interruption costs and extra expense - On June 21, 2004, we submitted to the insurers an initial business interruption analysis for the period through May 31, 2004. Expenses associated with business interruption and extra expense are expensed as incurred, and estimated insurance recoveries of such expenses will be recognized to the extent such recoveries are considered to be probable. Recoveries in excess of actual costs incurred will be recorded as gains when the Insurance Claim is resolved and/or proceeds are received.

      Pursuant to the accounting methodology described above, (a) we have recorded as an offset to operating expenses, $0.2 million and $2.9 million during the three months and six months ended June 30, 2004, respectively, which amounts represent estimated insurance recovery of actual costs incurred net of the Insurance Deductible and 10% coinsurance and (b) the remaining $1.4 million of the initial partial advance payment has been deferred. The anticipated $4.0 million second partial advance payment has not yet been received. We continue to discuss the Insurance Claim and the determination of the total claim amount with our insurers. The Insurance Claim will continue to change as additional information becomes available with respect to actual costs and as the insurers perform their review of claim information submitted by us.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      Cash provided by operating activities was $75.5 million for the 2004 Period compared to $43.7 million in the 2003 Period. The increase in cash provided by operating activities was principally attributable to an increase in net income and a greater reduction in total working capital principally due to reduced coal inventories associated with increased sales combined with the timing of increased accounts payable partially offset by a sales driven increase in trade receivables in the 2004 Period compared to the 2003 Period.

      Net cash used in investing activities was $18.9 million for the 2004 Period compared to $32.2 million in the 2003 Period. The decrease is attributable principally to the Warrior Coal acquisition, which occurred during the 2003 Period, and proceeds from maturing marketable securities partially offset by an increase in 2004 capital expenditures associated with Dotiki expanding its preparation plant and adding two continuous miners. See discussion of "Related Party Transactions" below concerning the Warrior Coal acquisition.

      Net cash used in financing activities was $21.9 million for the 2004 Period compared to net cash provided by financing activities of $11.6 million in the 2003 Period. The change to net cash used in financing activities from net cash provided by financing activities is primarily attributable to the proceeds received from our common unit offering, which occurred during the 2003 Period offset by the repayment of Warrior Coal's revolving credit agreement balance during the 2003 Period and increased distributions to partners in the 2004 Period.

Capital Expenditures

      Capital expenditures decreased to $25.1 million in the 2004 Period from $32.7 million in the 2003 Period, which includes the acquisition of Warrior Coal. See discussion of "Cash Flows" above concerning the decrease in capital expenditures. Capital expenditures for the remainder of 2004 are estimated to be $26.5 million.

Notes Offering and Credit Facility

      Alliance Resource Operating Partners, L.P., our intermediate partnership, has $180 million principal amount of 8.31% senior notes due August 20, 2014, payable in ten equal annual installments of $18 million beginning in August 2005 with interest payable semiannually (the Senior Notes). On August 22, 2003, our intermediate partnership completed a new $85 million revolving credit facility (the Credit

Facility), which expires September 30, 2006. The Credit Facility replaced a $100 million credit facility that would have expired August 2004. We paid in full all amounts outstanding under the $100 million credit facility with borrowings of $20 million under the new Credit Facility. The interest rate on the Credit Facility is based on either the (i) London Interbank Offered Rate or (ii) the "Base Rate", which is equal to the greater of the JPMorgan Chase Prime Rate or the Federal Funds Rate plus 1/2 of 1%, plus, in either case, an applicable margin. We incurred certain costs totaling $1.2 million associated with the Credit Facility. These costs have been deferred and are being amortized as a component of interest expense over the term of the Credit Facility. We had no borrowings outstanding under the Credit Facility at June 30, 2004. Letters of credit can be issued under the Credit Facility not to exceed $30 million. Outstanding letters of credit reduce amounts available under the Credit Facility. At June 30, 2004, we had letters of credit of $9.0 million outstanding under the Credit Facility.

      The Senior Notes and Credit Facility are guaranteed by all of the subsidiaries of our intermediate partnership. The Senior Notes and Credit Facility contain various restrictive and affirmative covenants, including restrictions on the amount of distributions by our intermediate partnership and the incurrence of other debt. We were in compliance with the covenants of both the Credit Facility and Senior Notes at June 30, 2004.

      We have previously entered into and have maintained agreements with two banks to provide additional letters of credit in an aggregate amount of $25.0 million to maintain surety bonds to secure our obligations for reclamation liabilities and workers' compensation benefits. At June 30, 2004, we had $18.8 million in letters of credit outstanding under these agreements. Our special general partner guarantees these outstanding letters of credit.

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

Recent Accounting Pronouncements

      Consistent with other extractive industry entities, we have historically classified leased coal interests and advance royalties as tangible assets, which is consistent with the classification of owned coal due to the similar rights of the leaseholder. Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," identifies mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Tangible Assets," in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (EITF) established a Mining Industry Working Group to address this issue. During March 2004, the EITF reached a consensus regarding classification of leased coal interests and advance royalties as tangible assets. On April 30, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions (FSP) Nos. 141-1 and 142-1, "Interaction of FASB Statements No. 141, Business Combination, and No. 142 Goodwill and Other Intangible Assets," and EITF Issue No. 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets," which amends SFAS Nos. 141 and 142 to state that certain use rights may have characteristics of assets other than intangible assets. Accordingly, use rights should be accounted for based on their substance. The guidance in these FSP's is to be applied to the first reporting period beginning after April 29, 2004. We do not believe these FSP's result in a re-characterization of our related assets, which have historically been classified as tangible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      All of our transactions are denominated in U.S. dollars and, as a result, we do not have material exposure to currency exchange-rate risks.

      We did not engage in any interest rate, foreign currency exchange-rate or commodity price-hedging transactions as of June 30, 2004.

      Borrowings under the current Credit Facility and the previous credit facility are and were at variable rates and, as a result, we have interest rate exposure. Our earnings are not materially affected by changes in interest rates. We had no borrowings outstanding under the Credit Facility during the 2004 Period or at June 30, 2004.

      As of June 30, 2004, the estimated fair value of the Senior Notes decreased approximately $8.0 million due to higher market interest rates in 2004. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      An evaluation was carried out by management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report. During the quarterly period ended June 30, 2004, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

      31.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

      31.2 Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

      32.1 Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

      32.2 Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

      (b) Reports on Form 8-K:

            A Form 8-K was filed on April 23, 2004 to submit to the Securities and Exchange Commission a press release announcing earnings and operating results for the first quarter of 2004. The press release contains the following financial statements: (i) condensed consolidated statements of income and operating data for the three months ended March 31, 2004 and 2003; (ii) condensed consolidated balance sheets at March 31, 2004 and December 31, 2003; and (iii) condensed consolidated statements of cash flow for the three months ended March 31, 2004 and 2003.

            A Form 8-K was filed on June 8, 2004 to the Securities and Exchange Commission to disclose the status of the permit application process with the West Virginia Department of Environmental Protection for the development of the proposed E-Mine.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 9, 2004.

                                      ALLIANCE RESOURCE PARTNERS, L.P.

                                      By:   Alliance Resource Management GP, LLC
                                            its managing general partner

                                            /s/ Joseph W. Craft III
                                            ------------------------------------
                                            Joseph W. Craft III
                                            President, Chief Executive
                                            Officer and Director

                                            /s/ Brian L. Cantrell
                                            ------------------------------------
                                            Brian L. Cantrell
                                            Senior Vice President
                                            and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                          Description
-----------                          -----------
   31.1      Certification of Joseph W. Craft III, President and Chief Executive
             Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August
             9, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

   31.2      Certification of Brian L. Cantrell, Senior Vice President and Chief
             Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated
             August 9, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

   32.1      Certification of Joseph W. Craft III, President and Chief Executive
             Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August
             9, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

   32.2      Certification of Brian L. Cantrell, Senior Vice President and Chief
             Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated
             August 9, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.