Form 10-K/A
period 2004-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2005-08-16
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast”, “may,” “project”, “will,” and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to various risks, uncertainties and assumptions. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

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

You should consider the information above when reading any forward-looking statements contained:

•	in this Annual Report on Form 10-K/A;

•	other reports filed by us with the SEC;

•	our press releases; and

•	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed to reflect the restatements of basic and diluted net income per limited partner unit and the pro forma disclosure related to common unit-based compensation for each of the three years in the period ended December 31, 2004 and for the quarterly periods in the years 2004 and 2003 as discussed in Note 21 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data. — Note 21. Restatements.”

We previously computed net income per limited partner unit without applying certain provisions of Emerging Issues Task Force Issue No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128”.

We previously disclosed pro forma information under Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, assuming compensation expense for the non-vested restricted units granted would be different under our accounting method (the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”) and the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our previous disclosure has been restated since compensation expense for the non-vested restricted units granted is the same under the intrinsic method and the provisions of SFAS 123. For additional information regarding the restatements, refer to “Item 8. Financial Statements and Supplementary Data. Notes 2, 11, 19 and 21”.

This Amendment No. 1 on Form 10-K/A amends and restates only Item 6 “Selected Financial Data”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of the original Form 10-K to reflect the restatement of net income per limited partner unit as discussed in Note 21 to the consolidated financial statements included at Item 8 and Item 9A. The remaining items are not amended hereby. Except for the foregoing amended information, the Form 10-K/A continues to describe conditions as of the date of the original Form 10-K and the Partnership has not updated the disclosure contained herein to reflect events that occurred subsequently. Accordingly, the Form 10-K/A should be read in conjunction with Partnership filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments of those filings.

The restatements have no impact on previously reported income before income taxes, net income, limited partners’ interest in net income, the consolidated balance sheets, the consolidated statements of cash flows or the consolidated statements of partners’ capital (deficit) and comprehensive income.

The Partnership is also filing contemporaneously with this Form 10-K/A, its quarterly report on Form 10-Q/A for the quarterly period ended March 31, 2005.

PART II

ITEM 6. SELECTED FINANCIAL DATA

Our historical financial data below were derived from our audited consolidated financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. We acquired Warrior from ARH Warrior Holdings, a subsidiary of Alliance Resource Holdings, in February 2003. Because the Warrior acquisition was between entities under common control, it is accounted for at historical cost in a manner similar to that used in a pooling of interests. Accordingly, the financial statements as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, have been retroactively adjusted to reflect the combined historical results of operations, financial position, and cash flows of the Partnership and Warrior. ARH Warrior Holdings acquired the assets that comprise Warrior on January 26, 2001.

(in millions, except per unit and per ton data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statements of Income:
Sales and operating revenues
Coal sales	$599.4	$501.6	$479.5	$453.1	$347.2
Transportation revenues	29.8	19.5	19.0	18.2	13.5
Other sales and operating revenues	24.1	21.6	20.4	6.2	2.8

Total revenues	653.3	542.7	518.9	477.5	363.5

Expenses:
Operating expenses	436.4	368.8	367.5	337.2	257.4
Transportation expenses	29.8	19.5	19.0	18.2	13.5
Outside purchases	9.9	8.5	10.1	28.9	16.9
General and administrative	45.4	28.3	20.3	18.7	15.2
Depreciation, depletion and amortization	53.7	52.5	52.4	50.7	39.1
Interest expense	15.0	16.0	16.4	16.8	16.6
Unusual items (1)	—	—	—	—	(9.5)
Net gain from insurance settlement (2)	(15.2)	—	—	—	—

Total expenses	575.0	493.6	485.7	470.5	349.2

Income from operations	78.3	49.1	33.2	7.0	14.3
Other income	1.0	1.4	0.5	0.8	1.3

Income before income taxes and cumulative effect of accounting change	79.3	50.5	33.7	7.8	15.6
Income tax expense (benefit)	2.7	2.6	(1.1)	(0.8)	—

Income before cumulative effect of accounting change	76.6	47.9	34.8	8.6	15.6
Cumulative effect of accounting change (3)	—	—	—	7.9	—

Net income	$76.6	$47.9	$34.8	$16.5	$15.6

General Partners’ interest in net income	$3.3	$0.3	$(0.8)	$(0.2)	$0.3

Limited Partners’ interest in net income	$73.3	$47.6	$35.6	$16.7	$15.3

Basic net income per limited partner unit (8)	$3.52	$2.61	$2.29	$1.09	$0.99

Basic net income per limited partner unit before accounting change (8)	$3.52	$2.61	$2.29	$0.58	$0.99

Diluted net income per limited partner unit (8)	$3.42	$2.53	$2.22	$1.07	$0.98

Diluted net income per limited partner unit before accounting change (8)	$3.42	$2.53	$2.22	$0.57	$0.98

Weighted average number of units outstanding-basic	17,940,948	17,580,734	15,405,311	15,405,311	15,405,311

Weighted average number of units outstanding-diluted	18,437,168	18,162,839	15,842,708	15,684,550	15,551,062

Balance Sheet Data:
Working capital (deficit)	$54.2	$16.4	$(15.8)	$0.9	$38.6
Total assets	412.8	336.5	316.9	310.3	309.2
Long-term debt	162.0	180.0	195.0	211.3	226.3
Total liabilities	357.6	323.9	355.7	347.8	341.0
Partners’ capital (deficit)	55.2	12.6	(38.8)	(37.6)	(31.8)
Other Operating Data:
Tons sold	20.8	19.5	18.4	18.6	15.0
Tons produced	20.4	19.2	18.0	17.4	13.7
Revenues per ton sold (4)	$29.98	$26.83	$27.17	$24.69	$23.33
Cost per ton sold (5)	$23.64	$20.80	$21.63	$20.69	$19.30
Other Financial Data:
Net cash provided by operating activities	$145.1	$110.3	$101.3	$70.5	$71.4
Net cash used in investing activities	(77.6)	(77.8)	(56.9)	(31.1)	(41.0)
Net cash used in financing activities	(46.4)	(31.3)	(46.4)	(35.2)	(31.4)
EBITDA (6)	148.0	119.0	102.5	83.2	71.3
Maintenance capital expenditures (7)	31.6	30.0	29.0	24.4	21.2

(1)	Represents income from the final resolution of an arbitrated dispute with respect to the termination of a long-term contract, net of impairment charges relating to certain transloading facility assets, partially offset by expenses associated with other litigation matters in 2000.

(2)	Represents the net gain from the final settlement with the Partnership’s insurance underwriters for claims relating to the Dotiki Mine Fire Incident. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary” for a description of the accounting treatment of expenses and insurance proceeds associated with the Dotiki Fire Incident.
(3)	Represents the cumulative effect of the change in the method of estimating coal workers’ pneumoconiosis (“black lung”) benefits liability effective January 1, 2001. Please see “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations. – Critical Accounting Policies” and “Item 8. Financial Statements and Supplementary Data. - Note 4. Accounting Change.”
(4)	Revenues per ton sold are based on the total of coal sales and other sales and operating revenues divided by tons sold.
(5)	Cost per ton sold is based on the total of operating expenses, outside purchases and general and administrative expenses divided by tons sold.
(6)	EBITDA is defined as net income before net interest expense, income taxes and depreciation, depletion and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following table presents a reconciliation of the non-GAAP financial measure of EBITDA to the GAAP financial measure of net income:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net Income	$76.6	$47.9	$34.8	$16.5	$15.6
Add:
Depreciation, depletion and amortization	53.7	52.5	52.4	50.7	39.1
Interest expense	15.0	16.0	16.4	16.8	16.6
Income tax expense (benefit)	2.7	2.6	(1.1)	(0.8)	—

EBITDA	$148.0	$119.0	$102.5	$83.2	$71.3

(7)	Our maintenance capital expenditures, as defined under the terms of our partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of our capital assets. Maintenance capital expenditures for our predecessor reflect our historical designation of maintenance capital expenditures. Maintenance capital expenditures for the years ended December 31, 2002 and 2001 have not been restated to include Warrior.
(8)	Basic and diluted net income per limited partner unit for the years 2004, 2003 and 2002 have been restated to reflect the application of EITF 03-6. The dilutive effect of EITF 03-6 on basic net income per limited partner unit was $0.57, $0.10 and $0.02 for years ended 2004, 2003 and 2002, respectively. The dilutive effect of EITF 03-06 on diluted net income per limited partner unit was $0.56, $0.09 and $0.02 for years ended December 31, 2004, 2003 and 2002, respectively. There was no effect on basic and diluted net income per limited partner unit for the years ended December 31, 2001 and 2000 because the Partnership’s aggregate distributions exceeded aggregate earnings for these annual periods. Refer to “Item 8. Financial Statements and Supplementary Data. Notes 2, 11, 19 and 21” for further discussion of this matter.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements in this amended Form 10-K/A reflect restatements of basic and diluted net income per limited partner unit for 2004, 2003 and 2002 and the pro forma disclosure related to common unit-based compensation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatements.

For additional information regarding the restatements, refer to “Item 8. Financial Statements and Supplementary Data. Notes 2, 11, 19 and 21.”

General

The following discussion of our financial condition and results of operation should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A. We acquired Warrior from ARH Warrior Holdings, a subsidiary of Alliance Resource Holdings, in February 2003. Because the Warrior acquisition was between entities under common control, it is accounted for at historical cost in a manner similar to that used in a pooling of interests. Accordingly, the financial statements as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, have been restated to reflect the combined historical results of operations, financial position and cash flows of the Partnership and Warrior. ARH Warrior Holdings acquired Warrior on January 26, 2001. For more detailed information regarding the basis of presentation for the following financial information, please see “Item 8. Financial Statements and Supplementary Data. - Note 1. Organization and Presentation and Note 2. Summary of Significant Accounting Policies.”

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

Results of Operations

2004 Compared with 2003

			Per Ton Sold
	2004	2003	2004	2003
	(in thousands)
Tons sold	20,823	19,467	N/A	N/A
Tons produced	20,377	19,238	N/A	N/A
Coal Sales	$599,399	$501,596	$28.79	$25.77
Operating Expenses and Outside Purchases	$446,384	$377,343	$21.44	$19.38

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

Income tax expense (benefit). Income tax expense was comparable for both 2004 and 2003 at $2.6 million for each year.

2003 Compared with 2002

			Per Ton Sold
	2003	2002	2003	2002
	(in thousands)
Tons sold	19,467	18,370	N/A	N/A
Tons produced	19,238	17,970	N/A	N/A
Coal Sales	$501,596	$479,515	$25.77	$26.10
Operating Expenses and Outside Purchases	$377,343	$377,644	$19.38	$20.56

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

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$180,000	$18,000	$36,000	$36,000	$90,000
Future interest obligations	76,819	14,413	24,339	18.355	19,712
Operating leases	20,602	4,666	7,659	5,467	2,810
Other long-term obligations (excluding discount effect of $28.8 million for reclamation liability)	62,778	1,180	6,106	822	54,670
Capital projects	8,386	8,386	—	—	—

	$348,585	$46,645	$74,104	$60,644	$167,192

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

New Accounting Standards

In March 2004, the Financial Accounting Standard Board (FASB) issued Emerging Issues Task Force Issue No. 03-6 (EITF 03-6), Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF 03-6 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock. EITF 03-6 provides that in any accounting period where our aggregate net income exceeds the aggregate distributions for such period, we are required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic probability standpoint. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004, prior period net income per limited partner unit amounts are restated for comparative purposes. EITF 03-6 does not impact our overall net income or other financial results, however for periods in which aggregate net income exceeds our aggregate distributions for such period, it has the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of our aggregate earnings, as if distributed, is allocated to the incentive distribution rights held by our managing general partner, even though we make cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period. In accounting periods (either quarterly, year-to-date or annual) where aggregate net income does not exceed our aggregate distributions for such period, EITF 03-6 does not have any impact on our earnings per unit calculation. Refer to “Item 8. Financial Statements and Supplementary Data. – Note 21. Restatements”.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin (ARB) No. 43, chapter 4, paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently analyzing the requirements of SFAS No. 151 and believe that its adoption will not have any significant impact on our financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the Managing

General Partner and the Partners of

Alliance Resource Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and Partners’ capital (deficit) and comprehensive income for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2005 (August 15, 2005 as to the effect of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised), expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an adverse opinion on the effectiveness of the Partnership’s internal control over financial reporting.

As discussed in Note 21 to the consolidated financial statements, net income per limited partner unit and the pro forma disclosure related to common unit-based compensation for each of the three years in the period ended December 31, 2004 have been restated.

Also, as discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of determining net income per limited partner unit to conform to Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, and, retroactively, restated the 2003 and 2002 financial statements for the change.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 15, 2005

(August 15, 2005 as to the

effects of the restatements

discussed in Note 21)

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
Limited Partners:
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

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2004	2003	2002
SALES AND OPERATING REVENUES:
Coal sales	$599,399	$501,596	$479,515
Transportation revenues	29,817	19,553	18,992
Other sales and operating revenues	24,073	21,598	20,385

Total revenues	653,289	542,747	518,892

EXPENSES:
Operating expenses	436,471	368,835	367,567
Transportation expenses	29,817	19,553	18,992
Outside purchases	9,913	8,508	10,077
General and administrative	45,400	28,270	20,337
Depreciation, depletion and amortization	53,664	52,495	52,408
Interest expense (net of interest income and interest capitalized of $852, $545 and $1,353 for the Partnership’s respective periods)	14,963	15,981	16,360
Net gain from insurance settlement	(15,217)	—	—

Total operating expenses	575,011	493,642	485,741

INCOME FROM OPERATIONS	78,278	49,105	33,151
OTHER INCOME	984	1,374	540

INCOME BEFORE INCOME TAXES	79,262	50,479	33,691

INCOME TAX EXPENSE (BENEFIT)	2,641	2,577	(1,094)

NET INCOME	$76,621	$47,902	$34,785

ALLOCATION OF NET INCOME:
PORTION APPLICABLE TO WARRIOR COAL EARNINGS (LOSS) PRIOR TO ITS ACQUISITION ON FEBRUARY 14, 2003	$—	$(666)	$(1,504)
PORTION APPLICABLE TO PARTNERS’ INTEREST	76,621	48,568	36,289

NET INCOME	$76,621	$47,902	$34,785

GENERAL PARTNERS’ INTEREST IN NET INCOME (LOSS)	$3,324	$306	$(778)

LIMITED PARTNERS’ INTEREST IN NET INCOME	$73,297	$47,596	$35,563

BASIC NET INCOME PER LIMITED PARTNER UNIT (1)	$3.52	$2.61	$2.29

DILUTED NET INCOME PER LIMITED PARTNER UNIT (1)	$3.42	$2.53	$2.22

DISTRIBUTIONS PAID PER COMMON AND SUBORDINATED UNIT	$2.4875	$2.10	$2.00

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING—BASIC	17,940,948	17,580,734	15,405,311

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING—DILUTED	18,437,168	18,162,839	15,842,708

(1)	As restated, see Note 21.

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

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT) AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(In thousands, except unit data)

	Number of Limited Partner Units		Limited Partners Capital		General Partners’ Capital (Deficit)	Unrealized Gain (Loss)	Minimum Pension Liability	Total Partners’ Capital (Deficit)
	Common	Subordinated	Common	Subordinated
Balance at January 1, 2002	8,982,780	6,422,531	$141,448	$110,935	$(289,065)	$(74)	$(814)	$(37,570)
Comprehensive income:
Net income (loss)	—	—	20,737	14,826	(778)	—	—	34,785
Unrealized loss	—	—	—	—	—	(76)	—	(76)
Minimum pension liability	—	—	—	—	—	—	(4,461)	(4,461)

Total comprehensive income	—	—	20,737	14,826	(778)	(76)	(4,461)	30,248
Distribution to Partners	—	—	(17,966)	(12,845)	(629)	—	—	(31,440)

Balance at December 31, 2002	8,982,780	6,422,531	144,219	112,916	(290,472)	(150)	(5,275)	(38,762)
Comprehensive income:
Net income	—	—	31,346	16,250	306	—	—	47,902
Unrealized gain	—	—	—	—	—	48	—	48
Minimum pension liability	—	—	—	—	—	—	1,486	1,486

Total comprehensive income	—	—	31,346	16,250	306	48	1,486	49,436
Issuance of units to public	2,538,000	—	53,927	—	—	—	—	53,927
General Partners contribution	—	—	—	—	9	—	—	9
Retirement of common units contributed by Managing General Partner	(39,518)	—	(890)	—	890	—	—	—
Subordinated units conversion to common units	3,211,265	(3,211,265)	57,268	(57,268)	—	—	—	—
Warrior Coal purchase	—	—	—	—	(15,026)	—	—	(15,026)
Distribution to Partners	—	—	(22,799)	(13,487)	(741)	—	—	(37,027)

Balance at December 31, 2003	14,692,527	3,211,266	263,071	58,411	(305,034)	(102)	(3,789)	12,557
Comprehensive income:
Net income	—	—	60,685	12,612	3,324	—	—	76,621
Unrealized gain	—	—	—	—	—	48	—	48
Minimum pension liability	—	—	—	—	—	—	(1,333)	(1,333)

Total comprehensive income	—	—	60,685	12,612	3,324	48	(1,333)	75,336
Issuance of units to Long-Term Incentive Plan participants upon vesting	231,126	—	13,680	—	—	—	—	13,680
General Partners contribution	—	—	—	—	3	—	—	3
Retirement of common units contributed by Managing General Partner	(4,479)	—	(265)	—	265	—	—	—
Distribution to Partners	—	—	(36,548)	(7,988)	(1,853)	—	—	(46,389)
Subordinated units conversion to common units	3,211,266	(3,211,266)	63,035	(63,035)	—	—	—	—

Balance at December 31, 2004	18,130,440	—	$363,658	$—	$(303,295)	$(54)	$(5,122)	$55,187

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

Cash Management—The Partnership has presented bank overdrafts of $2,192,000 and $1,257,000 at December 31, 2004 and 2003, respectively, in accounts payable in the consolidated balance sheets.

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

In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets. In this Issue, the Task Force reached the consensus that mineral rights are tangible assets and amended Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which previously classified mineral rights as intangible assets. Consistent with other extractive industry entities, the Partnership has historically included its related assets as tangible, therefore there was no material effect on the Partnership’s consolidated financial statements upon adoption.

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

Common Unit-Based Compensation—The Partnership accounts for the compensation expense of the non-vested restricted common units granted under the Long-Term Incentive Plan (“LTIP”) (Note 12) using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and the related Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FASB Interpretation No. 28”). Compensation cost for the restricted common units is recorded on a pro-rata basis, as appropriate given the “cliff vesting” nature of the grants, based upon the current market value of the Partnership’s common units at the end of each period.

Consistent with the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, and amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123.”), the following table demonstrates that compensation cost for the non vested restricted units granted under the LTIP is the same under the intrinsic value method and the provisions of SFAS No. 123 (in thousands, except per unit data):

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$76,621	$47,902	$34,785

Add: compensation expenses related to Long-Term Incentive Plan units included in reported net income	20,320	7,687	2,338

Deduct: compensation expense related to Long-Term Incentive Plan units determined under fair value method for all awards	(20,320)	(7,687)	(2,338)

Net income, pro forma	76,621	47,902	34,785

General partners’ interest in net income (loss), pro forma	3,324	306	(778)

Limited partners’ interest in net income, pro forma	$73,297	$47,596	$35,563

Earnings per limited partner unit:
Basic, as reported	$3.52	$2.61	$2.29
Basic, pro forma	$3.52	$2.61	$2.29
Diluted, as reported	$3.42	$2.53	$2.22
Diluted, pro forma	$3.42	$2.53	$2.22

Earnings per limited partner unit and diluted as reported and basic and diluted, pro forma for each of the three years in the period ended December 31, 2004. Refer to Note 21 to the consolidated financial statements for further discussion of this matter.

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

Net Income Per Unit—Basic net income per limited partner unit is determined by dividing Limited Partners’ interest in net income (Note 11), by the weighted average number of outstanding Common Units and Subordinated Units. In periods when the Partnership’s aggregate net income exceeds the aggregate distributions, EITF 03-6 requires the Partnership to present earnings per unit as if all of the earnings for the periods were distributed (Refer to Notes 11 and 19). Warrior Coal’s earnings (loss) prior to the Partnership’s acquisition on February 14, 2003 was allocated entirely to the general partner. Diluted net income per unit is based on the combined weighted average number of Common Units, Subordinated Units and common unit equivalents outstanding, which primarily include restricted units granted under the Long-Term Incentive Plan (Note 13).

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

New Accounting Standards— In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128”. EITF 03-6 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock. EITF 03-6 provides that in any accounting period where the Partnership’s aggregate net income exceeds the aggregate distributions for such period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic probability standpoint. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004, prior period net income per limited partner unit amounts are restated for comparative purposes. EITF 03-6 does not impact the Partnership’s overall net income or other financial results, however for periods in which aggregate net income exceeds the Partnership’s aggregate distributions for such period, it has the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of the Partnership’s aggregate earnings, as if distributed, is allocated to the incentive distribution rights held by the Managing GP, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period. In accounting periods (either quarterly, year-to-date or annual) where aggregate net income does not exceed our aggregate distributions for such period, EITF 03-6 does not have any impact on the Partnership’s earnings per unit calculation. See Note 21.

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

The Elk Creek and Tunnel Ridge transactions described above are related-party transactions and, as such, were reviewed by the Board of Directors of the Partnership’s Managing GP and Conflicts Committee. Based upon these reviews, the Conflicts Committee determined that these transactions reflect market-clearing terms and conditions customary in the coal industry. As a result, the Board of Directors of the Partnership’s Managing GP and its Conflicts Committee approved the Elk Creek and Tunnel Ridge transactions as fair and reasonable to the Partnership and its limited partners.

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

Under a firefighting plan developed by MC Mining, in cooperation with mine emergency response teams from the Mine Safety and Health Administration and Kentucky Office of Mine Safety and Licensing, the four portals at the Excel No. 3 mine were capped to deprive the fire of oxygen. A series of boreholes were then drilled into the fire area to further suppress the fire. As a result of these efforts, the mine atmosphere was rendered substantially inert, or without oxygen, and the Excel No. 3 mine fire was effectively suppressed. MC Mining then began construction of temporary and permanent barriers designed to completely isolate the mine fire area. When construction of the permanent barriers was completed, MC Mining began efforts to repair and rehabilitate the Excel No. 3 mine infrastructure. On February 21, 2005, the repair and rehabilitation efforts had progressed sufficiently to allow initial resumption of production. The Partnership anticipates that MC Mining may return to full production by the end of the first quarter of 2005, but there is no assurance that MC Mining’s ability to produce will not continue to be adversely impacted by the MC Mining Fire Incident for a period of time. The boreholes continue to be used to monitor the mine atmosphere and to inject nitrogen into the area of the fire now isolated behind the permanent barriers.

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

Marketable securities consist of the following at December 31, (in thousands):

	2004	2003
Federal home loan discount notes	$39,414	$—
Bankers acceptances	9,983	—
Certificates of deposit	—	23,091
Equity securities		524

Total unrestricted marketable securities	$49,397	$23,615

Restricted cash and cash equivalents	$1,816	$1,809

Total restricted marketable securities (included in other long-term assets)	$1,816	$1,809

6.	INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2004	2003
Coal	$4,822	$6,186
Supplies	9,017	8,341

	$13,839	$14,527

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, (in thousands):

	2004	2003
Mining equipment and processing facilities	$448,571	$411,070
Land and mineral rights	22,281	20,705
Buildings, office equipment and improvements	46,281	36,786
Construction in progress	9,335	5,796

	526,468	474,357
Less accumulated depreciation, depletion and amortization	(292,900)	(251,567)

	$233,568	$222,790

8.	LONG-TERM DEBT

Long-term debt consists of the following at December 31, (in thousands):

	2004	2003
Senior notes	$180,000	$180,000
Less current maturities	(18,000)	—

	$162,000	$180,000

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

A reconciliation of net income and weight average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):

	Year Ended December 31,
	2004	2003	2002
Net income	$76,621	$47,902	$34,785
Adjustments:
Managing General Partner’s incentive distributions	(1,828)	—	—
General Partners’ 2% equity ownership	(1,496)	(972)	(726)
Portion applicable to Warrior loss prior to its acquisition on February 14, 2003	—	666	1,504

Limited partners’ interest in net income	73,297	47,596	35,563
Additional earnings allocation to general partner (a)	(10,211)	(1,723)	(355)

Net income available to limited partners (a)	63,086	45,873	35,208

Weighted average limited partner units - basic	17,941	17,581	15,405

Basic net income per limited partner unit (a)	$3.52	$2.61	$2.29

Weighted average limited partner units—basic	17,941	17,581	15,405
Units contingently issuable:
Restricted units for Long-Term Incentive Plan	434	527	390
Directors’ compensation units	16	16	13
Supplemental Executive Retirement Plan	46	39	35

Weighted average limited partner units, assuming dilutive effect of restricted units	18,437	18,163	15,843

Diluted net income per limited partner unit (a)	$3.42	$2.53	$2.22

(a)	Basic and diluted net income per limited partner unit have been restated to reflect the application of EITF 03-6. The dilutive effect of EITF 03-6 on basic net income per limited partner unit was $0.57, $0.10 and $0.02 for years ended 2004, 2003 and 2002, respectively. The dilutive effect of EITF 03-6 on diluted net income per limited partner unit was $0.56, $0.09 and $0.02 for years ended 2004, 2003 and 2002, respectively. See Note 21 to the consolidated financial statements for further discussion of this matter.

The Partnership’s net income for partners’ capital purposes is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions (Note 9), if any, to the Partnership’s Managing GP, the holder of the incentive distribution rights pursuant to the Partnership Agreement, which are declared and paid following the close of each quarter. For purposes of computing basic and diluted net income per limited partner unit, in periods when the Partnership’s aggregate net income exceeds the aggregate distributions for such periods, an increased amount of net income is allocated to the general partner for the additional pro forma priority income attributable to application of EITF 03-6. Warrior Coal’s loss prior to its acquisition on February 14, 2003 was allocated to the general partners. For purposes of computing basic and diluted net income per limited partner unit, in periods when the Partnership’s aggregate net income exceeds the aggregate distributions for such periods, an increased amount of net income is allocated to the general partner for the additional pro forma priority income attributable to application of EITF 03-6.

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

(Continued)

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

Discounting resulted in reducing the accrual for reclamation and mine closing costs by $28,760,000 and $10,332,000 at December 31, 2004 and 2003, respectively. Estimated payments of reclamation and mine closing costs as of December 31, 2004 are as follows (in thousands):

Year Ending December 31
2005	$1,180
2006	2,327
2007	3,779
2008	558
2009	264
Thereafter	54,670

Aggregate undiscounted reclamation and mine closing	62,778
Effect of discounting	(28,760)

Total reclamation and mine closing costs	34,018
Less current portion	(1,180)

Reclamation and mine closing costs	$32,838

The following table presents the activity affecting the reclamation and mine closing liability (in thousands):

	Year Ended December 31,
	2004	2003	2002
Beginning balance	$23,466	$23,456	$20,518
Accretion expense	1,622	1,341	1,365
Payments	(899)	(1,054)	(865)
Allocation of liability associated with acquisition, mine development and change in assumptions	9,829	(277)	2,438

Ending balance	$34,018	$23,466	$23,456

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

A summary of the quarterly operating results for the Partnership, which includes the effect of the restatement discussed in Note 21 in all periods presented, is as follows (in thousands, except unit and per unit data):

	Quarter Ended
	March 31, 2004 (1)	June 30, 2004	September 30, 2004 (2)	December 31, 2004 (3)
	All Periods Restated (5)
Revenues	$157,824	$162,546	$158,261	$174,658
Operating income	22,493	27,180	29,337	14,231
Income before income taxes	18,964	23,589	25,867	10,842
Net income	18,225	22,861	25,321	10,214

As previously reported:
Basic net income per limited partner unit (5)	$1.00	$1.22	$1.37	$0.51
Diluted net income per limited partner unit (5)	$0.97	$1.18	$1.33	$0.49
Restated:
Basic net income per limited partner unit (5)	$0.87	$0.97	$1.06	$0.51
Diluted net income per limited partner unit (5)	$0.84	$0.94	$1.03	$0.49
Weighted average number of units outstanding - basic	17,903,793	17,903,793	17,903,793	18,051,606
Weighted average number of units outstanding - diluted	18,439,099	18,438,551	18,438,758	18,437,164

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003 (4)
	All Periods Restated (5)
Revenues	$124,925	$133,471	$141,799	$142,552
Operating income	18,057	12,781	15,210	19,038
Income before income taxes	14,083	9,248	11,466	15,682
Net income	13,128	8,528	10,803	15,443

As previously reported:
Basic net income per limited partner unit (5)	$0.81	$0.47	$0.59	$0.85
Diluted net income per limited partner unit (5)	$0.79	$0.45	$0.57	$0.82
Restated:
Basic net income per limited partner unit (5)	$0.78	$0.47	$0.59	$0.78
Diluted net income per limited partner unit (5)	$0.75	$0.45	$0.57	$0.75
Weighted average number of units outstanding - basic	16,593,609	17,903,793	17,903,793	17,903,793
Weighted average number of units outstanding - diluted	17,176,824	18,485,741	18,487,787	18,486,098

Operating income in the above table represents income from operations before interest expense.

(1)	The Partnership’s March 31, 2004 quarterly results were impacted by extra expenses associated with extinguishing the Dotiki Fire Incident, in addition the Partnership recognized as an offset to operating expenses $2.9 million representing estimated insurance recoveries for expenses incurred as a result of the Dotiki Fire Incident (Note 4).
(2)	The Partnership’s September 30, 2004 quarterly results were impacted by an offset to operating expenses of $2.8 million due to the final settlement of insurance claims attributable to the Dotiki Fire Settlement and a net gain from insurance settlement of approximately $15.2 million attributable to the final settlement of insurance claims attributable to the Dotiki Fire Incident (Note 4).
(3)	The Partnership’s December 31, 2004 quarterly results were impacted by an accrual of $4.1 million reflecting the Partnership’s initial estimate of certain minimum costs attributable to the MC Mining Fire Incident that are not reimbursable under the Partnership’s insurance policies (Note 4).
(4)	The Partnership’s December 31, 2003 quarterly results were impacted by a contractual modification that resulted in a $2.0 million favorable pricing adjustment associated with coal feedstock sales to Synfuel Solutions Operating LLC for shipments made primarily in 2003 but prior to the fourth quarter of 2003. Additionally, operating expenses decreased due to the reversal of an expense accrual of $1.2 million established in 1998. The expense accrual was established in conjunction with the idling of Pontiki in 1998 that created an expectation of a probable increase in workers’ compensation costs associated with the terminated workforce. The expected anticipated increase in workers’ compensation claims did not emerge and, with limited exceptions, the statute of limitations expired in December 2003 for the filing or reopening of workers’ compensation claims associated with the employee terminations.
(5)	As restated, see Note 21. The dilutive effect of EITF 03-6 on basic net income per limited partner unit was $0.13, $0.25 and $0.31 for the three months ended March 31, June 30, and September 30, 2004, respectively. There was no effect on basic net income per limited partner unit for the three months ended December 31, 2004 because the Partnership’s aggregate distributions exceeded aggregate earnings for the period. The dilutive effect of EITF 03-6 on basic net income per limited partner unit was $0.03 and $0.07 for the three months ended March 31 and December 31, 2003, respectively. There was no effect on basic net income per limited partner unit for the three months ended June 30 and September 30, 2003 because the Partnership’s aggregate distributions exceeded aggregate earnings for the periods. See Notes 2, 11 and 21 to the financial statements for further discussion of this matter.

20.	SUBSEQUENT EVENT

On January 1, 2005 the Partnership acquired 100% of the limited liability company member interest of Tunnel Ridge, LLC from Alliance Resource Holdings, Inc., a company owned by management of the Partnership (Note 3).

21.	RESTATEMENTS

Net Income Per Limited Partner Unit

Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2004, the Partnership determined that in periods in which aggregate net income exceeds the Partnership’s aggregate distributions, the Partnership is required to present earnings per unit as if all the earnings for the period were distributed, regardless of the pro forma nature of the allocation or whether the earnings would actually have been distributed during the period. This requirement reflects a consensus reached by the FASB in Emerging Issues Task Force Issue No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128”. EITF 03-6 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock. As a result, basic and diluted net income per limited partner unit for each of the three years in the period ended December 31, 2004 have been restated to reflect the pro forma distribution assumption required by EITF 03-6.

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

Basic and diluted net income per limited partner unit is calculated by dividing net income after deducting the amount allocated to the general partners’ interests, (which includes the Managing GP’s actual priority allocations paid and the pro forma priority allocations) by the weighted average number of outstanding limited partner units during the period. Partnership net income is first allocated to the Managing GP based on the amount of priority allocations. The remainder is then allocated between the limited partners and the general partner based on percentage ownership in the Partnership.

The correction of the error decreased basic and diluted net income per limited partner unit as follows:

	Year Ended December 31,
	2004	2003	2002
As Previously Reported:

Basic net income per limited partner unit	$4.09	$2.71	$2.31
Diluted net income per limited partner unit	$3.98	$2.62	$2.24

After Application of EITF 03-6:

Basic net income per limited partner unit	$3.52	$2.61	$2.29
Diluted net income per limited partner unit	$3.42	$2.53	$2.22

Difference:

Basic net income per limited partner unit	$(0.57)	$(0.10)	$(0.02)
Diluted net income per limited partner unit	$(0.56)	$(0.09)	$(0.02)

Common Unit-Based Compensation

Subsequent to the issuance of the financial statements, the Partnership determined that the Partnership’s pro forma limited partner unit based compensation disclosure was incorrect. The original disclosure assumed compensation expense for the non vested common units would be calculated utilizing a fair value model. The amounts have been restated to correctly calculate such common unit based compensation for non vested common units based on an intrinsic value model. The correction of the error affected the pro forma disclosure, which also considers the impact of EITF 03-06, as follows:

As Previously Reported:	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$76,621	$47,902	$34,785

Add: compensation expenses related to Long-Term Incentive Plan units included in reported net income	20,320	7,687	2,338
Deduct: compensation expense related to Long-Term Incentive Plan units determined under fair value method for all awards	(3,915)	(3,632)	(2,257)

Net income, pro forma	93,026	51,957	34,866

General partners’ interest in net income (loss), pro forma	3,652	386	(777)

Limited partners’ interest in net income, pro forma	$89,374	$51,571	$35,643

Earnings per limited partner unit:
Basic, as reported	$4.09	$2.71	$2.31
Basic, pro forma	$4.98	$2.93	$2.38
Diluted, as reported	$3.98	$2.62	$2.24
Diluted, pro forma	$4.85	$2.84	$2.32

Restated:	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$76,621	$47,902	$34,785

Add: compensation expenses related to Long-Term Incentive Plan units included in reported net income	20,320	7,687	2,338
Deduct: compensation expense related to Long-Term Incentive Plan units determined under fair value method for all awards	(20,320)	(7,687)	(2,338)

Net income, pro forma	76,621	47,902	34,785

General partners’ interest in net income (loss), pro forma	3,324	306	(778)

Limited partners’ interest in net income, pro forma	$73,297	$47,596	$35,563

Earnings per limited partner unit:
Basic, as reported	$3.52	$2.61	$2.29
Basic, pro forma	$3.52	$2.61	$2.29
Diluted, as reported	$3.42	$2.53	$2.22
Diluted, pro forma	$3.42	$2.53	$2.22

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, solely due to the material weakness described below under the heading “Management’s Report on Internal Control Over Financial Reporting,” the Partnership’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting (as revised)

Management of Alliance Resource Partners, L.P. and its subsidiaries (the “Partnership,” “we” or “us”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Partnership’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Partnership’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made in accordance with authorizations of the Partnership’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Partnership has revised its assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004 originally included in Management’s Report on Internal Control Over Financial Reporting in the Partnership’s annual report on Form 10-K filed on March 15, 2005, in which management concluded that the Partnership’s internal control over financial reporting was effective. Subsequent to filing its annual report on Form 10-K on March 15, 2005, the Partnership identified misstatements in its annual financial statements for each of the three years in the period ended December 31, of which the misstatements in 2004 and 2003 were material. The Partnership has restated those annual financial statements as discussed in “Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002; Note 21. Restatements”. Management has concluded that these misstatements resulted from a control deficiency that represents a material weakness. As a result, management has revised its assessment of the effectiveness of the Partnership’s internal control over financial reporting because a material weakness resulted in the following:

•	The Partnership’s control to determine that the principles in Emerging Issues Task Force (“EITF”) 03-6: “Participating Securities and the Two-Class Method under FASB Statement No. 128” ( “EITF 03-6”) was applicable to the Partnership’s determination of basic and diluted net income per limited partner unit calculations was not effective as of December 31, 2004. In August 2005, the Partnership determined that EITF 03-6 was applicable to the Partnership’s determination of basic and diluted net income per limited partner unit calculations. Consequently, the Partnership has restated its annual consolidated financial statements for each of three years in the period ended December 31, 2004, including the quarterly disclosures therein.

•	The Partnership’s control to disclose pro forma information required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”) was not effective as of December 31, 2004. The Partnership had assumed that compensation expense for the non-vested common units granted would be different under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and a fair value model under the provisions of the SFAS No. 123, “Accounting for Stock-Based Compensation”. In August 2005, the Partnership determined that its pro forma limited partner common unit based compensation disclosure was incorrect. Consequently, a restatement to the pro forma information required under SFAS 148 was required to correctly calculate such common unit based compensation expense for non vested common units based on an intrinsic value model for each of the three years in the period ended December 31, 2004 and represented a material change to the pro forma disclosures of earnings per limited partner unit for the years ended December 31, 2004 and 2003. The Partnership has restated its annual financial statements for each of three years in the period ended December 31, 2004, 2003 and 2002 including the quarterly disclosures therein.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its revised assessment and those criteria, management concluded that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2004 due to the material weakness described above.

The Partnership’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has audited and issued a report on management’s revised assessment of the Partnership’s internal control over financial reporting. The report of Deloitte & Touche LLP appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the Managing

General Partner and the Partners of

Alliance Resource Partners, L.P.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Alliance Resource Partners, L.P. and subsidiaries (the “Partnership”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

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

In our report dated March 15, 2005, we expressed an unqualified opinion on management’s assessment that the Partnership maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Partnership subsequently identified material misstatements in its 2002, 2003, and 2004 annual financial statements and related note disclosures and the interim financial statements for the three months ended March 31, 2005 and 2004 and related note disclosures, which caused such annual and interim financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: there was a deficiency in design of the internal controls over the financial reporting process for the application of accounting principles generally accepted in the United States of America for two specific financial disclosure areas:

1) In August 2005, the Partnership determined that the principles in Emerging Issues Task Force (“EITF”) 03-6: Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”) was applicable to the Partnership’s determination of basic and diluted net income per limited partner unit calculations. EITF 03-6 guidance was effective for fiscal periods beginning after March 31, 2004. This issue required the restatement of the net income per limited partner unit amounts for each of the three years in the period ended December 31, 2004 and the restatement was material for the year ended December 31, 2004.

2) The Partnership previously disclosed pro forma information required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”) assuming compensation expense for the non-vested common units granted would be calculated under a fair value model under the provisions of the SFAS No. 123, “Accounting for Stock-Based Compensation”. In August 2005, the Partnership determined its pro forma limited partner common unit based compensation disclosure was incorrect since it should be based on an intrinsic value model. Consequently, a restatement to the pro forma information table required under SFAS 148 was required for each of the three years in the period ended December 31, 2004 and represented a material change to the pro forma disclosures of net income per limited partner unit for 2004 and 2003.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 (as restated), of the Partnership and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2004, of the Partnership and our report dated March 15, 2005 (August 15, 2005 as to the effects of the restatements discussed in Note 21) expressed an unqualified opinion on those financial statements and financial statement schedule, and included explanatory paragraphs relating to an accounting change and to the restatements discussed in Note 21.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 15, 2005

(August 15, 2005 as to the

effects of the material

weakness described in

Management’s Annual

Report on Internal Control

over Financial Reporting)

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

(a)(3) and (c)	The exhibits listed below are filed as part of this annual report.

	3.1	Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

	3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

	3.3	Certificate of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 filed with the Commission on May 20, 1999 (Reg. No. 333-78845)).

	3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.8 of the Registrant’s Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

	3.5	Certificate of Formation of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.7 of the Registrant’s Registration Statement on Form S-1/A filed with the Commission on July 23, 1999 (Reg. No. 333-78845)).

	3.6	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

	3.7	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

	3.8	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.)

10.1	Credit Agreement, dated as of August 22, 2003, among Alliance Resource Operating Partners, L.P., JPMorgan Chase Bank (as paying agent), Citicorp USA, Inc. and JPMorgan Chase Bank (as co-administrative agents) and lenders named therein. (Incorporated by reference to Exhibit 10.41 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 000-26823).

10.2	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.3	Letter of Credit Facility Agreement dated as of June 29, 2001, between Alliance Resource Partners, L.P. and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.4	Amendment One to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 000-26823).

10.5	Promissory Note Agreement dated as of July 31, 2001, between Alliance Resource Partners, L.P. and Bank of Oklahoma, N. A. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.6	Guarantee Agreement, dated as of July 31, 2001, between Alliance Resource GP, LLC and Bank of Oklahoma, N.A. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.7	Letter of Credit Facility Agreement dated as of August 30, 2001, between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.8	Amendment No. 1 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-26823).

10.9	Guarantee Agreement, dated as of August 30, 2001, between Alliance Resource GP, LLC and Fifth Third Bank. (Incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.10	Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.11	First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association. (Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 000-26823).

10.12	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.13	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.14	Guaranty Fee Agreement dated as of July 31, 2001, between Alliance Resource Partners, L.P. and Alliance Resource GP, LLC. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.15	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.16	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.17	Amended and Restated Alliance Resource Management GP, LLC 2000 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.18	First Amendment to the Alliance Resource Management GP, LLC 2000 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.19	Alliance Resource Management GP, LLC Short-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.20	Alliance Resource Management GP, LLC Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

10.21	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

10.22	Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

10.23	Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

10.24	Amendment No. 2 to the Restated and Amended Coal Supply Agreement effective February 28, 2002 between Webster County Coal, LLC, White County Coal, LLC, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 000-26823).

10.25	Amendment No. 3 to the Restated and Amended Coal Supply Agreement effective January 1, 2003 between Webster County Coal, LLC, White County Coal, LLC, Alliance Coal, LLC, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.39 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 000-26823).

10.26	Interim Coal Supply Agreement effective May 1, 2000, between Alliance Coal, LLC and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

10.27	Agreement for Supply of Coal to the Mt. Storm Power Station, dated January 15, 1996, between Virginia Electric and Power Company and Mettiki Coal Corporation. (Incorporated by reference to Exhibit 10. (t) to MAPCO Inc.’s Annual Report on Form 10-K, filed April 1, 1996, File No. 1-5254).

10.28	Memorandum of Understanding dated January 17, 2005 between VEPCO and Mettiki. (Incorporated by reference to Exhibit 10.2 of the Registrants Form 8-K filed with the Commission on January 19, 2005, File No. 000-26823).

10.29	Amendment No. 1 dated January 17, 2005 between VEPCO and Mettiki to the Coal Supply Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrants Form 8-K filed with the Commission on January 19, 2005, File No. 000-26823).

10.30	Coal Feedstock Supply Agreement dated October 26, 2001, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

10.31	First Amendment to Coal Feedstock Supply Agreement dated February 28, 2002, between Synfuel Solutions Operating LLC and Hopkins County Coal, LLC (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-26823).

10.32	Second Amendment to Coal Feedstock Supply Agreement dated April 1, 2003, between Synfuel Solutions Operating LLC and Warrior Coal, LLC. (Incorporated by reference to Exhibit 10.40 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 000-26823).

10.33	Assignment and Assumption Agreement dated April 1, 2003 between Synfuel Solutions Operating LLC, Hopkins County Coal, LLC, and Warrior Coal, LLC. (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.34	Amended and Restated Put and Call Option Agreement dated February 12, 2001 between ARH Warrior Holdings, Inc. and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-26823).

10.35	Letter Agreement dated January 31, 2003 between ARH Warrior Holdings, Inc. and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 File No. 000-26823).

10.36	Consulting Agreement for Mr. Sachse dated January 1, 2001. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-26823).

10.37	Extension of Consulting Agreement with Mr. Sachse, dated September 30, 2003. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 000-26823).

10.38	Form of Employee Agreements for Messrs. Craft, Pearson, Wesley and Rathburn. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S–1/A filed with the Commission on August 9, 1999 (Reg. No. 333-78845)).

10.39	Security and Pledge Agreement dated as of May 8, 2002 by and among Alliance Resource Holdings II, Inc., AMH II, LLC, Alliance Resource Holdings, Inc., Alliance Resource GP, LLC, the Management Investors as identified therein, The Beacon Group Energy Investment Fund, L.P., MPC Partners, LP and three individuals as “Sellers” identified therein, and JPMorgan Chase Bank as collateral agent. (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed with the Commission on May 9, 2002, File No. 000-26823).

10.40	Form of Promissory Note made by Alliance Resource Holdings, Inc. dated as of May 8, 2002. (Incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed with the Commission on May 9, 2002, File No. 000-26823).

10.41	Amended and Restated Charter for the Audit Committee of the Board of Directors dated March 10, 2005. (Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K filed with the commission on March 15, 2005).

18.1	Preferability Letter on Accounting Change. (Incorporated by reference to Exhibit 18.1 of the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001, File No. 000-26823).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K filed with the commission on March 15, 2005).

* 23.1	Consent of Deloitte & Touche LLP regarding Form S-3 and Form S-8, Registration No. 333-85282 and No. 333-85258, respectively.

* 31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 15, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

* 31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 15, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

* 32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 15, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

* 32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 15, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	Filed herewith.

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

Signature	Title	Date
/s/ Joseph W. Craft III Joseph W. Craft III	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 15, 2005

/s/ Brian L. Cantrell Brian L. Cantrell	Senior Vice President and Chief Financial Officer	August 15, 2005

/s/ Michael J. Hall Michael J. Hall	Director	August 15, 2005

/s/ John J. MacWilliams John J. MacWilliams	Director	August 15, 2005

/s/ Preston R. Miller, Jr. Preston R. Miller, Jr.	Director	August 15, 2005

/s/ John P. Neafsey John P. Neafsey	Director	August 15, 2005

/s/ John H. Robinson John H. Robinson	Director	August 15, 2005

/s/ Robert G. Sachse Robert G. Sachse	Executive Vice President and Director	August 15, 2005