Form 10-Q/A
period 2005-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2005-08-16
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PART I

FINANCIAL INFORMATION

i

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed to reflect the restatements of net income per limited partner unit and the pro forma disclosure related to common unit-based compensation.

Basic and diluted net income per limited partner unit and the pro forma disclosure related to common unit-based compensation have been restated for the three months ended March 31, 2005 and 2004 as discussed in Note 10 to the condensed consolidated financial statements included in Part 1 Item 1. We previously computed net income per limited partner unit without applying certain provisions of Emerging Issues Task Force Issue No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128”.

We previously disclosed pro forma information under Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, assuming compensation expense for the non-vested restricted units granted would be different under our accounting method (the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”) and the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our previous disclosure has been restated since compensation expense for the non-vested restricted units granted is the same under the intrinsic method and the provisions of SFAS 123. For additional information regarding the restatements, see “Notes 5, 6 and 10 to Financial Statements (Unaudited)” included in Part I Item 1.

Except for the foregoing amended information, the Form 10-Q/A continues to describe conditions as of the date of the original Form 10-Q and the Partnership has not updated the disclosure contained herein to reflect events that occurred subsequently. Accordingly, the Form 10-Q/A should be read in conjunction with Partnership filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments of those filings.

The restatements have no impact on previously reported income before income taxes, net income, limited partners’ interest in net income, the condensed consolidated balance sheets, or the condensed consolidated statements of cash flows.

The Partnership is also filing contemporaneously with this Form 10-Q/A, its annual report on Form 10-K/A for the year ended December 31, 2004.

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,157	$31,177
Trade receivables, net	75,577	56,967
Other receivables	11,659	1,637
Marketable securities	49,312	49,397
Inventories	18,645	13,839
Advance royalties	3,117	3,117
Prepaid expenses and other assets	3,180	4,345

Total current assets	189,647	160,479

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment at cost	538,275	526,468
Less accumulated depreciation, depletion and amortization	(300,622)	(292,900)

Total property, plant and equipment	237,653	233,568

OTHER ASSETS:
Advance royalties	14,040	11,737
Coal supply agreements, net	2,042	2,723
Other long-term assets	4,017	4,277

Total other assets	20,099	18,737

TOTAL ASSETS	$447,399	$412,784

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$40,790	$30,961
Due to affiliates	9,386	10,338
Accrued taxes other than income taxes	12,605	10,742
Accrued payroll and related expenses	14,353	11,730
Accrued interest	1,662	5,402
Workers’ compensation and pneumoconiosis benefits	7,085	7,081
Other current liabilities	9,949	12,051
Current maturities, long-term debt	18,000	18,000

Total current liabilities	113,830	106,305

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	162,000	162,000
Accrued pneumoconiosis benefits	20,657	19,833
Workers’ compensation	27,121	25,994
Reclamation and mine closing	33,680	32,838
Due to affiliates	7,505	7,457
Other liabilities	3,228	3,170

Total long-term liabilities	254,191	251,292

Total liabilities	368,021	357,597

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 18,130,440 units outstanding	387,454	363,658
General Partners’ deficit	(302,809)	(303,295)
Unrealized loss on marketable securities	(145)	(54)
Minimum pension liability	(5,122)	(5,122)

Total Partners’ capital	79,378	55,187

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$447,399	$412,784

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
SALES AND OPERATING REVENUES:
Coal sales	$178,846	$144,539
Transportation revenues	9,623	6,838
Other sales and operating revenues	7,158	6,447

Total revenues	195,627	157,824

EXPENSES:
Operating expenses	119,393	104,328
Transportation expenses	9,623	6,838
Outside purchases	4,117	1,065
General and administrative	5,708	10,329
Depreciation, depletion and amortization	13,628	12,771
Interest expense (net of interest income and interest capitalized for the three months ended March 31, 2005 and 2004 of $472 and $110, respectively)	3,474	3,843

Total operating expenses	155,943	139,174

INCOME FROM OPERATIONS	39,684	18,650
OTHER INCOME	105	314

INCOME BEFORE INCOME TAXES	39,789	18,964
INCOME TAX EXPENSE	710	739

NET INCOME	$39,079	$18,225

GENERAL PARTNERS’ INTEREST IN NET INCOME	$1,685	$365

LIMITED PARTNERS’ INTEREST IN NET INCOME	$37,394	$17,860

BASIC NET INCOME PER LIMITED PARTNER UNIT (1)	$1.42	$0.87

DILUTED NET INCOME PER LIMITED PARTNER UNIT (1)	$1.39	$0.84

DISTRIBUTIONS PAID PER COMMON AND SUBORDINATED UNIT	$0.75	$0.5625

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC	18,130,440	17,903,793

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED	18,496,414	18,439,099

(1)	As restated, see Note 10.

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

5. NET INCOME PER LIMITED PARTNER UNIT

A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows (in thousands, except per unit data):

	Three Months Ended March 31,
	2005	2004
Net income	$39,079	$18,225
Adjustments:
General partners’ priority distributions	(922)	—
General partners’ 2% equity ownership	(763)	(365)

Limited partners’ interest in net income	$37,394	$17,860
Additional earnings allocation to general partner (a)	(11,655)	(2,373)

Net income available to limited partners (a)	25,739	15,487

Weighted average limited partner units – basic	18,130	17,904

Basic net income per limited partner unit (a)	$1.42	$0.87

Weighted average limited partner units – basic	18,130	17,904

Units contingently issuable:
Restricted units for Long-Term Incentive Plan	298	476
Directors’ compensation units	18	15
Supplemental Executive Retirement Plan	50	44

Weighted average limited partner units, assuming dilutive effect of restricted units	18,496	18,439

Diluted net income per limited partner unit (a)	$1.39	$0.84

(a)	Basic and diluted net income per limited partner unit have been restated to reflect the application of EITF 03-6. The dilutive effect of EITF 03-6 on basic net income per limited partner unit was $0.64 and $0.13 for the three months ended March 31, 2005 and 2004, respectively. The dilutive effect of EITF 03-6 on diluted net income per limited partner unit was $0.63 and $0.13 for the three months ended March 31, 2005 and 2004, respectively. See Note 10 to the condensed consolidated financial statements for further discussion of this matter.

The Partnership’s net income for partners’ capital purposes is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions, if any, to the Partnership’s Managing GP, the holder of the incentive distribution rights pursuant to the Partnership Agreement, which are declared and paid following the close of each quarter. For purposes of computing basic and diluted net income per limited partner unit, in periods when the Partnership’s aggregate net income exceeds the aggregate distributions for such periods, an increased amount of net income is allocated to the general partner for the additional pro forma priority income attributable to application of EITF 03-6.

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

6. COMMON UNIT-BASED COMPENSATION

The Partnership accounts for the compensation expense of the non-vested restricted units granted under the Long-Term Incentive Plan (“LTIP”) using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and the related Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Compensation cost for the non-vested restricted units is recorded on a pro-rata basis, as appropriate, given the cliff vesting nature of the grants, based upon the current market value of the Partnership’s Common Units at the end of each period.

Consistent with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, and amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the following table demonstrates that compensation cost for the non vested restricted units granted under the LTIP is the same under the intrinsic value method and the provisions of SFAS No. 123 (in thousands, except per unit data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$39,079	$18,225

Add: compensation expenses related to Long-Term Incentive Plan units included in reported net income	489	3,917

Deduct: compensation expense related to Long-Term Incentive Plan units determined under fair value method for all awards	(489)	(3,917)

Net income, pro forma	$39,079	$18,225

General partners’ interest in net income, pro forma	$1,685	$365

Limited partners’ interest in net income, pro forma	$37,394	$17,860

Earnings per limited partner unit:
Basic, as reported	$1.42	$0.87

Basic, pro forma	$1.42	$0.87

Diluted, as reported	$1.39	$0.84

Diluted, pro forma	$1.39	$0.84

Earnings per limited partner unit, basic and diluted as reported and basic and diluted, pro forma for the three months ended March 31, 2005 and 2004 have been restated. See Note 10 to the condensed consolidated financial statements for further discussion of this matter.

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

7. COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Components of the net periodic costs for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Service cost	$813	$705
Interest cost	417	357
Expected return on plan assets	(483)	(421)
Prior service cost	13	12
Net loss	50	35

Net periodic benefit cost	$810	$688

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

As permitted by SFAS No. 123, the Partnership currently accounts for unit-based payments to employees using the APB No. 25 intrinsic method and related FASB Interpretation No. 28 based upon the current market value of the Partnership’s common units at the end of each period. The Partnership has recorded compensation expense of $489,000 and $3,917,000 for the three months ended March 31, 2005 and 2004, respectively. SFAS No. 123R does not permit entities to continue to use the intrinsic method, the Partnership has not yet determined which model it will use to measure the fair value of restricted unit-based compensation upon the adoption of SFAS No. 123R or the effect the adoption will have on the Partnership’s results of operations, financial condition or cash flows.

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

On April 19, 2005, counsel for the West Virginia Rivers Coalition, the West Virginia Highlands Conservancy, and Trout Unlimited – West Virginia Council (the “Appellants”) submitted a letter to OSM requesting the Director of OSM evaluate, consistent with its statutory oversight responsibilities, the State of West Virginia’s program in regard to the issuance of underground permits that will create acid mine drainage with no defined end point, particularly for the E-Mine. OSM issued a ten-day notice, dated April 21, 2005, to WVDEP advising a citizen’s complaint had been received alleging, among other matters, the underground permit for the E-Mine will cause material harm on and off-site of the permit area to the hydrological balance. WVDEP requested an extension of time in which to respond and its response is due on or before June 8, 2005. We expect OSM will complete an evaluation of the citizen’s complaint and the response by WVDEP to the ten-day notice, and issue a determination on WVDEP’s approved state program on or before the end of May 2005. Management believes the WVDEP’s approval of the underground permit application will be ultimately upheld.

On April 26, 2005, two consolidated litigation matters concerning the underground permit for E-Mine that had been filed in state court in West Virginia were dismissed with prejudice, by mutual agreement of Mettiki (WV) and the Appellants. For a discussion of the underground mine permit process for the E-Mine, please read Note 2. “Contingencies” above.

10. RESTATEMENTS

Net Income Per Limited Partner Unit

Subsequent to the issuance of its condensed consolidated financial statements for the three months ended March 31, 2005, the Partnership determined that in periods in which aggregate net income exceeds the Partnership’s aggregate distributions, the Partnership is required to present earnings per unit as if all the earnings for the period were distributed, regardless of the pro forma nature of the allocation or whether the earnings would actually have been distributed during the period. This requirement reflects a consensus reached by the FASB in Emerging Issues Task Force Issue No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128”. EITF 03-6 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock. As a result, basic and diluted net income per limited partner unit for the three months ended March 31, 2005 and 2004, have been restated to reflect the pro forma distribution assumption required by EITF 03-6.

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

Basic and diluted net income per limited partner unit is calculated by dividing net income after deducting the amount allocated to the general partners’ interests, (which includes the Managing GP’s actual priority allocations paid and the pro forma priority allocations) by the weighted average number of outstanding limited partner units during the period. Partnership net income is first allocated to the Managing GP based on the amount of priority allocations. The remainder is then allocated between the limited partners and the general partners based on percentage ownership in the Partnership.

The correction of the error decreased basic and diluted net income per limited partner unit as follows:

	Three Months Ended March 31,
	2005	2004
As Previously Reported:

Basic net income per limited partner unit	$2.06	$1.00
Diluted net income per limited partner unit	$2.02	$0.97

After Application of EITF 03-6:

Basic net income per limited partner unit	$1.42	$0.87
Diluted net income per limited partner unit	$1.39	$0.84

Difference:

Basic net income per limited partner unit	$(0.64)	$(0.13)
Diluted net income per limited partner unit	$(0.63)	$(0.13)

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

As Previously Reported:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$39,079	$18,225

Add: compensation expenses related to Long-Term Incentive Plan units included in reported net income	489	3,917

Deduct: compensation expense related to Long-Term Incentive Plan units determined under fair value method for all awards	(1,079)	(1,143)

Net income, pro forma	$38,489	$20,999

General partners’ interest in net income, pro forma	$1,673	$420

Limited partners’ interest in net income, pro forma	$36,816	$20,579

Earnings per limited partner unit:
Basic, as reported	$2.06	$1.00

Basic, pro forma	$2.03	$1.15

Diluted, as reported	$2.02	$0.97

Diluted, pro forma	$1.99	$1.12

Restated:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$39,079	$18,225

Add: compensation expenses related to Long-Term Incentive Plan units included in reported net income	489	3,917

Deduct: compensation expense related to Long-Term Incentive Plan units determined under fair value method for all awards	(489)	(3,917)

Net income, pro forma	$39,079	$18,225

General partners’ interest in net income, pro forma	$1,685	$365

Limited partners’ interest in net income, pro forma	$37,394	$17,860

Earnings per limited partner unit:
Basic, as reported	$1.42	$0.87

Basic, pro forma	$1.42	$0.87

Diluted, as reported	$1.39	$0.84

Diluted, pro forma	$1.39	$0.84

ITEM 4. CONTROLS AND PROCEDURES

Restatement of Previous Filings

In August 2005, we identified adjustments that were required to be recorded in prior periods relating to the way we (a) compute basic and diluted earnings per limited partner and (b) present the disclosures required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” associated with our Long Term Incentive Plan. Descriptions of these adjustments follow:

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

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS 148) amends the disclosure requirement of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Partnership’s previous disclosure incorrectly provided pro forma information assuming compensation expense for the non-vested restricted units granted would be different under the intrinsic method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and a fair value model under the provisions of SFAS123.

After management’s initial review of our accounting under EITF 03-6 and SFAS 148, on August 13, 2005, management recommended to the Audit Committee that, upon completion of our analysis of the impact of the items described above, our previously filed financial statements be restated to reflect the correction of these items. The Audit Committee agreed with this recommendation. On August 15, 2005, upon completion of our analysis, the Audit Committee approved our restated financial statements that were included in Amendment No. 1 to each of our Form 10-K/A for the year ended December 31, 2004 and this Form 10-Q/A, each of which was filed with the SEC on August 15, 2005.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that the restatement of our financial statements to correctly apply EITF 03-6 and SFAS 148, constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

Remediation of Material Weakness in Internal Control

During August 2005, we have performed an extensive review of our accounting under EITF 03-6 and SFAS 148 in an effort to ensure that the restated financial statements reflect all necessary adjustments. We have designed and are in the process of designing new internal control procedures to help remediate the issues and to ensure future compliance with accounting pronouncements. We believe we have taken the steps necessary to remediate this material weakness relating to our compliance with accounting standards; however, we cannot confirm the effectiveness of our internal controls with respect to our application of accounting standards until we have conducted sufficient testing. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the first quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast”, “may,” “project”, “will,” and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to various risks, uncertainties and assumptions. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

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

You should consider the above information when reading any forward-looking statements contained:

•	in this Quarterly Report on Form 10-Q/A;

•	other reports filed by us with the SEC;

•	our press releases; and

•	written or oral statements made by us or any of our officers or other persons acting on our behalf.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

4.1	Amendment No.1 dated as of April 20, 2005 to the First Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Commission on April 21, 2005, File No. 000-26823).

10.1	Amendment No. 1 dated January 17, 2005 to the Agreement for Supply of Coal between Virginia Electric and Power Company and Mettiki Coal, LLC. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the Commission on January 19, 2005, File No. 000-26823).

31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 15, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 15, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 15, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 15, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

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