Form 10-Q/A
period 2006-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2006-06-22
CIK 1086600

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

PART I

FINANCIAL INFORMATION

i

This Amendment No. 1 on Form 10-Q/A is being filed to restate the selected production expenses disclosed in Note 10, Segment Information, to the condensed consolidated financial statements included in Part 1 Item 1. Production taxes and royalties were inadvertently added rather than deducted from combined operating expenses and outside purchases in calculating selected production expenses. Item 4. Controls and Procedures has been revised to address the issue concerning our internal controls over financial reporting raised by the restatement of selected productions expenses. Except to the extent affected by the correction of this error, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

Additionally, except for the foregoing amended information, the Form 10-Q/A continues to describe conditions as of the date of the original Form 10-Q and the Partnership has not updated the disclosure contained herein to reflect events that occurred subsequently. Accordingly, the Form 10-Q/A should be read in conjunction with Partnership filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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

(Note 10 Restated)

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

10. SEGMENT INFORMATION (RESTATED)

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

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate (1)	Consolidated
	(in thousands)
Operating segment results for the three months ended March 31, 2006 were as follows:

Total revenues	$155,347	$48,169	$28,304	$6,500	$238,320
Selected production expenses Restated (2)	82,638	30,576	14,674	3,921	131,809
Segment Adjusted EBITDA (3)	51,311	11,904	7,885	1,921	73,021
Total assets	297,658	90,344	86,002	96,152	570,156
Capital expenditures (4)	29,560	3,805	8,174	3,175	44,714

Operating segment results for the three months ended March 31, 2005 were as follows:

Total revenues	$136,292	$24,440	$33,955	$940	$195,627
Selected production expenses Restated (2)	70,032	17,616	15,578	361	103,587
Segment Adjusted EBITDA (3)	45,979	3,768	12,441	411	62,599
Total assets	232,889	79,162	53,960	81,388	447,399
Capital expenditures	11,304	3,228	2,150	232	16,914

(1)	Revenues included in the Other and Corporate column are attributable to Mt. Vernon Transfer Terminal transloading revenues and brokerage coal sales.
(2)	Selected production expenses is comprised of operating expenses and outside purchases (as reflected in the Consolidated Statements of Income), excluding production taxes and royalties that are incurred as a percentage of coal sales or volumes. The calculation of selected production expenses has been restated because in the original Form 10-Q, production taxes and royalties were added rather than deducted from combined operating expenses and outside purchases. Selected production expenses as previously presented and as restated are as follows:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate (1)	Consolidated
	(in thousands)
As Previously Reported
Year 2006 Quarter	$114,304	$40,554	$20,109	$4,294	$179,261
Year 2005 Quarter	98,696	22,570	21,468	699	143,433

As Restated
Year 2006 Quarter	82,638	30,576	14,674	3,921	131,809
Year 2005 Quarter	70,032	17,616	15,578	361	103,587

(3)	Segment adjusted EBITDA is defined as net income before income tax expense (benefit), interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense.
(4)	Capital expenditures includes items received but not yet paid, which is disclosed as non-cash activity, purchase of property, plant and equipment in the supplemental cash flow information in the Consolidated Statements of Cash Flows.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Reconciliation of Segment Adjusted EBITDA to net income:

Segment Adjusted EBITDA	$73,021	$62,599
General & administrative	(7,158)	(5,708)
Depreciation, depletion and amortization	(14,722)	(13,628)
Interest expense	(2,245)	(3,474)
Income taxes	(759)	(710)
Cumulative effect of accounting change	112	—

Net Income	$48,249	$39,079

Reconciliation of Selected Production Expenses to Combined Operating Expenses and Outside Purchases (Restated):

Selected production expenses (Restated)	$131,809	$103,587
Production taxes and royalties (Restated)	23,727	19,923

Combined operating expenses and outside purchases	$155,536	$123,510

This reconciliation has been restated because of the calculation correction described in Note (2) above.

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

On April 19, 2006 the Partnership received a letter from the managing member of Synfuel Solutions Operating, LLC (“SSO”), which stated that effective April 23, 2006, due to the increase in the wellhead price of domestic crude oil, SSO has elected to exercise its contractual right to suspend until further notice operation of its coal synfuel production facility located at the Partnership’s Warrior Coal, LLC (“Warrior”), mining complex in Hopkins County, Kentucky. The Partnership receives fees from coal sales, rental, marketing and other services provided to SSO pursuant to various long-term agreements associated with the coal synfuel facility located at Warrior. These agreements, which expire on December 31, 2007, are dependent on the ability of SSO to use certain qualifying federal income tax credits available to the coal synfuel facility and are subject to early cancellation if the synfuel tax credits become unavailable to SSO due to a rise in the price of crude oil or otherwise. SSO has advised the Partnership that resumption of operations of the synfuel facility is dependent on the price of crude oil in the future. In anticipation of the suspension of operations at the SSO coal synfuel production facility, the Partnership will sell coal directly to SSO’s synfuel customers under “back up” coal supply agreements, which automatically provide for the sale of the Partnership’s coal in the event these customers do not purchase coal synfuel from SSO. The Partnership has also entered into agreements with the owners of two other coal synfuel production facilities – PC Indiana Synthetic Fuel #2, L.L.C. (“PCIN”), related to its coal synfuel facility located at the Partnership’s Gibson County Coal, LLC mining complex in Gibson County, Indiana and Mt. Storm Coal Supply, (“Mt. Storm Coal Supply”), related to its coal synfuel facility located at Virginia Electric and Power Company’s Mt. Storm power station, which is adjacent to the Partnership’s Mettiki Coal, LLC mining complex in Garrett County, Maryland. The PCIN and Mt. Storm Coal Supply synfuel facilities currently remain in operation; however, the continued operation of these facilities cannot be assured as the operators of these facilities have similar contractual rights to suspend production due to higher oil prices. Pursuant to its agreement with SSO, the Partnership is not obligated to make retroactive adjustments or reimbursements if SSO’s synfuel tax credits are disallowed.

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

Our 2006 Quarter Segment Adjusted EBITDA increased $10.4 million, or 16.6%, to $73.0 million from 2005 Quarter Segment Adjusted EBITDA of $62.6 million. Segment Adjusted EBITDA, tons sold, coal sales, operating revenues and Adjusted Segment EBITDA Expense by segment are as follows (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2006	2005
Segment Adjusted EBITDA
Illinois Basin	$51,311	$45,979	$5,332	11.6%
Central Appalachia	11,904	3,768	8,136	215.9%
Northern Appalachia	7,885	12,441	(4,556)	(36.6)%
Other and Corporate	1,921	411	1,510	367.4%

Total Segment Adjusted EBITDA (1)	$73,021	$62,599	$10,422	16.6%

Tons sold
Illinois Basin	4,309	4,200	109	2.6%
Central Appalachia	975	543	432	79.6%
Northern Appalachia	818	888	(70)	(7.9)%
Other and Corporate	—	—	—

Total tons sold	6,102	5,631	471	8.4%

Coal sales
Illinois Basin	$141,314	$124,866	$16,448	13.2%
Central Appalachia	47,198	23,630	23,568	99.7%
Northern Appalachia	24,716	30,350	(5,634)	(18.6)%
Other and Corporate	4,984	—	4,984

Total coal sales	$218,212	$178,846	$39,366	22.0%

Other sales and operating revenues
Illinois Basin	$8,237	$5,424	$2,813	51.9%
Central Appalachia	238	185	53	28.6%
Northern Appalachia	553	609	(56)	(9.2)%
Other and Corporate	1,046	940	106	11.3%

Total other sales and operating revenues	$10,074	$7,158	$2,916	40.7%

Segment Adjusted EBITDA Expense
Illinois Basin	$98,241	$84,311	$13,930	16.5%
Central Appalachia	35,532	20,047	15,485	77.2%
Northern Appalachia	17,385	18,518	(1,133)	(6.1)%
Other and Corporate	4,107	529	3,578	676.4%

Total Segment Adjusted EBITDA Expense (2)	$155,265	$123,405	$31,860	25.8%

(1)	Segment Adjusted EBITDA is defined as net income before income tax expense (benefit), interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Adjusted Segment EBITDA is reconciled to net income below.
(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Pass through transportation expenses are excluded.

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

Please read our Annual Report on Form 10-K for the year ended December 31, 2005, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions” for additional information concerning the related party transactions described above.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of the end of the period covered by this report in connection with the original filing of our Form 10-Q on May 10, 2006. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officers. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, our Chief Executive and Chief Financial Officers believed the design and operation of these controls and procedures were effective.

Restatement of Previous Filing

In June 2006, we identified an error in the calculations of selected production expenses for the three months ended March 31, 2006 and 2005 disclosed in Note 10, Segment Information, to the condensed consolidated financial statements for the three months ended March 31, 2006 and 2005. Production taxes and royalties were inadvertently added rather than deducted from combined operating expenses and outside purchases in calculating selected production expenses for the three months ended March 31, 2006 and 2005.

Re-Evaluation of Disclosure Controls and Procedures

In connection with the restatement and the filing of this Form 10-Q/A, we re-evaluated our disclosure controls and procedures. In performing such re-evaluation of disclosure controls and procedures we considered the control failure that resulted in the error in the presentation of selected production expenses. Based on our re-evaluation, we concluded that the restatement of the corresponding footnote disclosure to the financial statements to correct the calculations of selected production expenses was the result of a significant deficiency in our internal control over financial reporting. In reaching this conclusion, we considered the fact that the incorrect calculation of selected production expenses did not affect the Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005, the Condensed Consolidated Statement of Income for the three months ended March 31, 2006 and 2005 or the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005.

Based on that re-evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive and Chief Financial Officers, our Chief Executive and Chief Financial Officers believe that the design and operation of these controls and procedures were effective.

Remediation of Significant Deficiency in Internal Control

The disclosure of selected production expenses was initially provided in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 (Year 2005 Form 10-K). The calculations of selected production expenses were manually prepared for the segment reporting disclosures included in both the Year 2005 Form 10-K and for the three months ended March 31, 2006 and 2005. Selected production expenses disclosed in the Year 2005 Form 10-K were properly calculated.

For the three months ended March 31, 2006 and 2005, the manual process for calculating selected production expenses was inadvertently altered and not detected during management’s review. Following the initial filing of our Form 10-Q for the quarter ended March 31, 2006, the incorrect calculations of selected production expenses for the three months ended March 31, 2006 and 2005 were identified during the process of developing standard reports to be used prospectively to calculate and compile our segment reporting disclosure information, including selected production expenses. These standard reports were developed in our financial applications standard reporting tool and are now part of our standard report library. We have tested the calculations in our standard reporting tool and have verified the appropriateness of the calculations and the accuracy of the report results. Consequently, we believe that the significant deficiency in internal control over financial reporting has been remediated as of the date of this filing.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the first quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated June 22, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated June 22, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated June 22, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated June 22, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on June 22, 2006.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer