Form 10-Q
period 2007-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2007-08-09
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 9 2007, 36,550,659 Common Units are outstanding.

i

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,652	$36,789
Trade receivables, net	86,511	96,558
Other receivables	3,236	3,378
Due from affiliates	117	25
Marketable securities	—	260
Inventories	27,105	20,224
Advance royalties	3,316	4,629
Prepaid expenses and other assets	3,963	8,225

Total current assets	141,900	170,088

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	899,008	819,991
Less accumulated depreciation, depletion and amortization	(387,923)	(383,284)

Total property, plant and equipment, net	511,085	436,707

OTHER ASSETS:
Advance royalties	28,169	22,135
Other long-term assets	14,740	6,032

Total other assets	42,909	28,167

TOTAL ASSETS	$695,894	$634,962

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$53,559	$57,879
Due to affiliates	614	1,414
Accrued taxes other than income taxes	14,880	14,618
Accrued payroll and related expenses	13,585	14,698
Accrued interest	4,362	4,264
Workers’ compensation and pneumoconiosis benefits	7,723	7,704
Current capital lease obligation	373	339
Other current liabilities	7,494	13,786
Current maturities, long-term debt	18,585	18,000

Total current liabilities	121,175	132,702

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	149,000	126,000
Pneumoconiosis benefits	27,884	26,315
Accrued pension benefit	7,699	6,191
Workers’ compensation	46,021	38,488
Asset retirement obligations	48,682	47,825
Due to affiliates	1,354	994
Long-term capital lease obligation	1,327	1,512
Minority interest	672	839
Other liabilities	6,615	5,616

Total long-term liabilities	289,254	253,780

Total liabilities	410,429	386,482

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 36,550,659 and 36,419,847 units outstanding, respectively	584,311	549,005
General Partners’ deficit	(292,019)	(293,569)
Accumulated other comprehensive income	(6,827)	(6,956)

Total Partners’ Capital	285,465	248,480

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$695,894	$634,962

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
SALES AND OPERATING REVENUES:
Coal sales	$242,364	$205,513	$481,234	$423,725
Transportation revenues	10,606	8,956	19,285	18,990
Other sales and operating revenues	10,339	6,835	19,861	16,909

Total revenues	263,309	221,304	520,380	459,624

EXPENSES:
Operating expenses	177,968	140,877	344,957	292,887
Transportation expenses	10,606	8,956	19,285	18,990
Outside purchases	7,607	4,705	13,873	8,231
General and administrative	8,266	7,091	16,195	14,249
Depreciation, depletion and amortization	21,425	16,288	41,218	31,010
Net gain from insurance settlement	(11,491)	—	(11,491)	—

Total operating expenses	214,381	177,917	424,037	365,367

INCOME FROM OPERATIONS	48,928	43,387	96,343	94,257
Interest expense (net of interest capitalized for the three and six months ended June 30, 2007 and 2006 of $347, $268, $663 and $691, respectively)	(2,842)	(3,439)	(5,660)	(6,588)
Interest income	569	909	1,103	1,813
Other income	167	197	1,068	468

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND MINORITY INTEREST	46,822	41,054	92,854	89,950
INCOME TAX EXPENSE	670	547	1,244	1,306

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND MINORITY INTEREST	46,152	40,507	91,610	88,644
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	112
MINORITY INTEREST	85	43	167	43

NET INCOME	$46,237	$40,550	$91,777	$88,799

GENERAL PARTNERS’ INTEREST IN NET INCOME	$8,326	$6,090	$15,937	$10,934

LIMITED PARTNERS’ INTEREST IN NET INCOME	$37,911	$34,460	$75,840	$77,865

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.80	$0.73	$1.60	$1.56

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.80	$0.72	$1.59	$1.55

DISTRIBUTIONS PAID PER COMMON UNIT	$0.54	$0.46	$1.08	$0.92

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC	36,550,659	36,426,306	36,545,600	36,426,306

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED	36,794,912	36,797,407	36,782,509	36,780,300

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$141,372	$128,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(69,170)	(92,017)
Changes in accounts payable and accrued liabilities	(7,315)	(1,786)
Proceeds from sale of property, plant and equipment	3,048	510
Proceeds from insurance settlement for replacement assets	2,511	—
Purchase of marketable securities	—	(19,187)
Proceeds from marketable securities	260	44,018
Payment for acquisition of coal reserves and other assets	(53,309)	—
Payment for acquisition of business	—	(1,648)
Advances on Gibson rail project	(5,888)	—

Net cash used in investing activities	(129,863)	(70,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	23,585	—
Payments on capital lease obligation	(151)	—
Payment of debt issuance cost	—	(690)
Equity contribution received by Mid-America Carbonates, LLC	—	1,000
Cash contribution by General Partners	91	—
Distributions paid to Partners	(54,171)	(42,474)

Net cash used in financing activities	(30,646)	(42,164)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,137)	16,546

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,789	32,054

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,652	$48,600

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$6,074	$6,934

Income taxes	$2,175	$1,900

NON-CASH INVESTING ACTIVITY:
Purchase of property, plant and equipment	$4,824	$7,577

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

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “ARLP.” ARLP was formed in May 1999, to acquire upon completion of ARLP’s initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation (“ARH”) (formerly known as Alliance Coal Corporation), consisting of substantially all of ARH’s operating subsidiaries, but excluding ARH. ARH was previously owned by our current and former management. In June 2006, our special general partner, SGP, and its parent, ARH, became wholly-owned, directly and indirectly, by Joseph W. Craft, III, our President and Chief Executive Officer. SGP, a Delaware limited liability company, holds a 0.01% general partner interest in each of ARLP and the Intermediate Partnership. We lease certain assets, including coal reserves and certain surface facilities, owned by SGP.

We are managed by our managing general partner, MGP, a Delaware limited liability company, which holds a 0.99% and a 1.0001% managing general partner interest in ARLP and the Intermediate Partnership, respectively and a 0.001% managing member interest in Alliance Coal. AHGP is a Delaware limited partnership that was formed to own and become the controlling member of MGP. AHGP completed its initial public offering on May 15, 2006. AHGP owns, directly and indirectly 100% of the members’ interest of MGP, the incentive distribution rights in ARLP and 15,544,169 common units of ARLP.

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2007 and December 31, 2006, results of our operations for the three and six months ended June 30, 2007 and 2006 and our cash flows for the six months ended June 30, 2007 and 2006. All intercompany transactions and accounts of the ARLP Partnership have been eliminated.

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

Various lawsuits, claims and regulatory proceedings incidental to our business are pending against the ARLP Partnership. We record an accrual for a potential loss related to these matters when, in management’s opinion, such loss is probable and reasonably estimable. Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity. However, if the results of these matters were different from management’s current opinion and in amounts greater than our accruals, then they could have a material adverse effect.

At certain of our operations, property tax assessments for several years are under audit by various state tax authorities. We believe that we have recorded adequate liabilities based on reasonable estimates of any property tax assessments that may be ultimately assessed as a result of these audits.

In March 2004, XL Specialty Insurance Company (“XL”) filed a lawsuit in state district court in Oklahoma alleging that we and ARH had failed to pay premiums related to the issuance of several surety bonds issued for us by XL. At trial in July 2006, XL sought approximately $0.9 million in damages and interest, and the district court ruled against us. Our appeal to the Oklahoma Supreme Court is pending and, in addition, settlement discussions between the parties are ongoing. We have accrued for damages as determined by the trial court and interest pending final resolution of this matter.

3.	ACQUISITIONS

In June 2007, Alliance Resource Properties, LLC, a wholly-owned subsidiary of our Intermediate Partnership, acquired the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. We financed the purchase using a combination of existing cash on hand and borrowings under our revolving credit facility.

We intend to mine these reserves from our adjacent Dotiki and Warrior mining complexes utilizing continuous mining units employing room-and-pillar mining techniques. As a result of the purchase, we reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves, increasing our current reserves by approximately 14% to an estimated 710 million tons.

In April 2006, we acquired 100% of the members’ interest in River View Coal, LLC (“River View”) for approximately $1.65 million from ARH. At the time, River View had the right to purchase certain assets, including additional coal reserves, surface properties, facilities and permits from an unrelated party, for $4.15 million plus an overriding royalty on all coal mined and sold by River View from certain of the leased properties included in the assets. In April 2006, River View purchased such assets and assumed related asset retirement obligations of $2.9 million. River View controls, through coal leases or direct ownership, approximately 110.0 million tons of high-sulfur coal reserves in the No. 7, No. 9 and No. 11 coal seams, located in Union County, Kentucky.

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

On June 18, 2007 we agreed to a full and final resolution of our insurance claim relating to a mine fire that occurred on or about December 25, 2004 at our MC Mining, LLC’s (“MC Mining”) Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims we incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds to us. Previously, we received partial advance payments on the claim in 2006 and 2005 totaling $16.2 million, part of which we recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities pending final claim resolution. As a result of this final resolution, we received additional cash payments of $7.2 million in June 2007 and recognized a net gain from insurance settlement of approximately $11.5 million as well as a reduction in operating expenses of approximately $0.8 million during the three months ended June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$46,237	$40,550	$91,777	$88,799
Adjustments:
General partner’s priority distributions	(7,552)	(5,387)	(14,389)	(9,345)
General partners’ 2% equity ownership	(774)	(703)	(1,548)	(1,589)

Limited partners’ interest in net income	$37,911	$34,460	$75,840	$77,865
Additional earnings allocation to general partners	(8,543)	(7,958)	(17,453)	(21,010)

Net income available to limited partners under EITF No. 03-6	$29,368	$26,502	$58,387	$56,855

Weighted average limited partner units – basic	36,551	36,426	36,546	36,426

Basic net income per limited partner unit	$0.80	$0.73	$1.60	$1.56

Weighted average limited partner units – basic	36,551	36,426	36,546	36,426

Units contingently issuable:
Restricted units for Long-Term Incentive Plan	133	219	117	203
Directors’ compensation units	32	41	33	41
Supplemental Executive Retirement Plan	79	111	87	110

Weighted average limited partner units, assuming dilutive effect of restricted units	36,795	36,797	36,783	36,780

Diluted net income per limited partner unit	$0.80	$0.72	$1.59	$1.55

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

We have a Long-Term Incentive Plan (“LTIP”) for certain of our employees and directors of our managing general partner and its affiliates who perform services for us. On December 7, 2006, the compensation committee of our managing general partner (“Compensation Committee”) determined that the vesting requirements for the 2004 grants of 205,570 restricted units (net of 9,230 forfeitures) had been satisfied for vesting as of December 31, 2006. As a result of this vesting, on January 8, 2007, we issued 130,812 common units to LTIP participants. The remaining units were settled in cash to satisfy the individual tax obligations of the LTIP participants. On January 24, 2007, the Compensation Committee authorized additional grants up to 94,075 restricted units of which 92,675 have been issued and will vest January 1, 2010, subject to the satisfaction of certain financial tests. The fair value of the 2007 grants is based upon the intrinsic value at the date of grant, which was $35.84 per unit on a weighted average basis. After consideration of the above mentioned transactions, as of June 30, 2007, 180,355 units remain available for issuance in the future, assuming that all grants currently issued and outstanding for 2005, 2006 and 2007 are settled with common units and no future forfeitures occur. For the three and six months ended June 30, 2007 and 2006, our LTIP expense was $790,000, $869,000, $1,448,000 and $1,929,000, respectively.

As of June 30, 2007, there was $4,738,000 in total unrecognized compensation expense related to the non-vested LTIP grants. That expense is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2007, the intrinsic value of the non-vested LTIP grants was $10,958,000. The total obligation associated with the LTIP as of June 30, 2007 was $4,599,000 and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

7.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$858	$829	$1,717	$1,658
Interest cost	567	487	1,134	974
Expected return on plan assets	(671)	(567)	(1,343)	(1,134)
Prior service cost	—	11	—	22
Amortization of actuarial loss	65	78	129	156

Net periodic benefit cost	$819	$838	$1,637	$1,676

We previously disclosed in our financial statements for the year ended December 31, 2006, that we expect to contribute $1,200,000 to the pension plan in the third quarter of 2007. Accordingly, we had made no contribution to the pension plan as of June 30, 2007.

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

In 2007, our Gibson County Coal, LLC (“Gibson County Coal”) has entered into contracts with CSX Transportation, Inc. (“CSXT”) and Norfolk Southern Railway Company (“NS”), pursuant to which Gibson County Coal is constructing a rail loop and the railroads are constructing connections and siding facilities, in order to provide Gibson County Coal access to CSXT and NS railways. Although these connections and siding facilities will be assets of the respective rail company, Gibson County Coal will advance up to approximately $8.0 million on a combined basis to CSXT and NS during 2007 toward the cost of construction of their infrastructure. These advances will be repaid to Gibson County Coal by rebates from CSXT and NS as coal is shipped on their respective railways. In addition, Gibson County

Coal will also qualify for additional rebates from both CSXT and NS. The additional rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement. As of June 30, 2007, Gibson County Coal had advanced $5.9 million in aggregate to CSXT and NS, which is recorded in other receivables and other long-term assets in our condensed consolidated balance sheet.

10.	NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our adoption of FIN No. 48 on January 1, 2007 did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure financial instruments and certain other eligible items at fair value which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, on our condensed consolidated financial statements.

11.	COMPREHENSIVE INCOME

The following table summarizes the effect of our marketable securities available for sale and the amortization of actuarial loss related to our pension plan on other comprehensive income for the three and six months ended June 30, 2007 and 2006, respectively, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$46,237	$40,550	$91,777	$88,799
Unrealized gain	—	50	—	66
Amortization of actuarial loss	129	—	129	—

Comprehensive income	$46,366	$40,600	$91,906	$88,865

Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of our marketable securities available for sale and amortization of actuarial loss associated with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans —- an amendment of FASB Statements No. 87, 88, 106, and 132 (R).

12.	SEGMENT INFORMATION

We operate in the eastern United States as a producer and marketer of coal to major utilities and industrial users. We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern United States. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

The Illinois Basin segment is comprised of Webster County Coal, LLC’s (“Webster County Coal”) Dotiki mine, Gibson County Coal’s Gibson North mine and Gibson South property, Hopkins County Coal, LLC’s (“Hopkins County Coal”) Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine, Warrior Coal, LLC’s (“Warrior”) Cardinal mine, Alliance Resource Properties, LLC (Note 3) and the River View properties. We are in the process of permitting the River View and Gibson South properties for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal LLC’s (“Pontiki Coal”) Pond Creek and Van Lear mines, and MC Mining’s Excel No. 3 mine.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC’s (“Mettiki (MD)”) D-Mine and Mettiki Coal (WV), LLC’s (“Mettiki (WV)”) Mountain View mine, two small third-party mining operations, and the Tunnel Ridge, LLC (“Tunnel Ridge”) and Penn Ridge Coal, LLC (“Penn Ridge”) properties. In late 2006, we completed the transition of longwall operations from the D-Mine to the Mountain View mine. We are in the process of permitting the Tunnel Ridge and Penn Ridge properties for future mine development.

Other and Corporate includes marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”) and Matrix Design Group, LLC (“Matrix Design”). Operating segment results for the three and six months ended June 30, 2007 and 2006 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Consolidated
	(in thousands)
Operating segment results for the three months ended June 30, 2007:

Total revenues (1)	$167,909	$53,009	$39,790	$2,601	$263,309
Selected production expenses (2)	98,523	32,640	26,523	2,241	159,927
Segment Adjusted EBITDA (3)	46,372	26,489	5,655	270	78,786
Capital expenditures (4)	27,987	3,310	5,993	1,155	38,445

Operating segment results for the three months ended June 30, 2006:

Total revenues (1)	$144,238	$47,955	$25,083	$4,028	$221,304
Selected production expenses (2)	77,269	30,574	13,175	2,938	123,956
Segment Adjusted EBITDA (3)	47,385	11,743	6,865	970	66,963
Capital expenditures (4)	29,901	6,413	5,477	5,512	47,303

Operating segment results as of or for the six months ended June 30, 2007:

Total revenues (1)	$335,782	$96,512	$78,570	$9,516	$520,380
Selected production expenses (2)	189,225	61,202	49,306	8,753	308,486
Segment Adjusted EBITDA (3)	102,868	36,836	14,515	605	154,824
Total assets	433,698	102,727	126,839	32,630	695,894
Capital expenditures (4)	50,570	6,459	10,318	1,823	69,170

Operating segment results as of or for the six months ended June 30, 2006:

Total revenues (1)	$299,585	$96,124	$53,387	$10,528	$459,624
Selected production expenses (2)	159,907	61,150	27,849	6,859	255,765
Segment Adjusted EBITDA (3)	98,695	23,647	14,750	2,892	139,984
Total assets	320,639	90,646	94,085	89,632	595,002
Capital expenditures (4)	59,461	10,218	13,651	8,687	92,017

(1)	Revenues included in the Other and Corporate column are attributable to Mt. Vernon transloading revenues, brokerage coal sales for the three and six months ended June 30, 2007 and 2006, and Matrix Design revenues for the three and six months ended June 30, 2007.
(2)	Selected production expenses are comprised of operating expenses and outside purchases (as reflected in our condensed consolidated statements of income), excluding production taxes and royalties that are incurred as a percentage of coal sales or volumes. Selected production expenses are reconciled to operating expenses and outside purchases below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Selected production expenses	$159,927	$123,956	$308,486	$255,765
Production taxes and royalties	25,648	21,626	50,344	45,353

Combined operating expenses and outside purchases	$185,575	$145,582	$358,830	$301,118

(3)	Segment Adjusted EBITDA is defined as income before income taxes, cumulative effect of accounting change, minority interest, interest expense, interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to net income below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Segment Adjusted EBITDA	$78,786	$66,963	$154,824	$139,984
General and administrative	(8,266)	(7,091)	(16,195)	(14,249)
Depreciation, depletion and amortization	(21,425)	(16,288)	(41,218)	(31,010)
Interest expense, net	(2,273)	(2,530)	(4,557)	(4,775)
Income taxes	(670)	(547)	(1,244)	(1,306)
Cumulative effect of accounting change	—	—	—	112
Minority interest	85	43	167	43

Net income	$46,237	$40,550	$91,777	$88,799

(4)	Capital expenditures do not include acquisitions of coal reserves and other assets in the Illinois Basin of $53.3 million or business acquisitions separately reported in our condensed consolidated statements of cash flows.

13.	MINORITY INTEREST

In March 2006, White County Coal, a subsidiary of Alliance Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to develop and operate a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s equity ownership in the net assets of MAC was $672,000 as of June 30, 2007, which is recorded as minority interest on our condensed consolidated balance sheet.

On March 19, 2007, MAC entered into a $600,000 line of credit (“LOC”) which expires on March 19, 2008. Borrowings bear interest at the annual rate of 8.25%. The LOC is secured by assignment of the Rock Dust Supply Agreement between Alliance Coal and MAC and the Limestone Purchase Agreement between MAC and Hastie Mining Company, an unrelated third-party. At June 30, 2007, MAC had $585,000 outstanding under the LOC.

14.	SUBSEQUENT EVENTS

On July 30, 2007, we declared a quarterly distribution for the quarter ended June 30, 2007, of $0.56 per unit, totaling approximately $28,439,000 (which includes our managing general partner’s incentive distributions), on all common units outstanding, payable on August 14, 2007 to all unitholders of record as of August 7, 2007.

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

We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three of these segments correspond to the three major coal producing regions in the eastern United States. As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers, and we have contractual commitments for substantially all of our planned 2007 production.

We receive revenues from coal sales, rental, marketing and other services provided under synfuel-related agreements at three of our mining operations. Each of these agreements, which expire on December 31, 2007, is dependent on the ability of the coal synfuel facilities owners to use certain qualifying federal income tax credits available to their respective coal synfuel facilities and are subject to early cancellation if the synfuel tax credits become unavailable due to a rise in the price of domestic crude oil or otherwise. Pursuant to our agreements with the coal synfuel owners, we are not obligated to make retroactive adjustments or reimbursements if synfuel credits are disallowed.

Assuming the synfuel facilities operate throughout 2007, the incremental net income benefit to us from all of our synfuel-related agreements is expected to be in the range of $25.0 million to $27.0 million. Net income included approximately $8.8 million and $5.8 million for the three months ended June 30, 2007 (the 2007 Quarter) and June 30, 2006 (the 2006 Quarter) and approximately $16.9 million and $14.4 million for the six months ended June 30, 2007 (the 2007 Period) and June 30, 2006 (the 2006 Period), respectively, from various coal synfuel-related agreements. In 2006, operations of our synfuel facilities were interrupted temporarily at times due to the increase in the wellhead price of domestic crude oil.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

We reported net income for the 2007 Quarter of $46.2 million compared to $40.6 million for the 2006 Quarter. Our 2007 Quarter results benefited from the final settlement with our insurance underwriters for claims relating to the MC Mining, LLC (MC Mining) Excel No. 3 mine fire (MC Mining Fire Incident) which resulted in a $12.3 million increase to net income in the 2007 Quarter. Please read “MC Mining Mine Fire” below. This benefit was partially offset by increased compliance costs, lost production and reduced productivity associated with the implementation of recently enacted federal and state mine safety regulations.

	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	6,279	5,570	N/A	N/A
Tons produced	5,638	5,802	N/A	N/A
Coal sales	$242,364	$205,513	$38.60	$36.90
Operating expenses and outside purchases	$185,575	$145,582	$29.55	$26.14

Coal sales. Coal sales for the 2007 Quarter increased 17.9% to $242.4 million from $205.5 million for the 2006 Quarter. The increase of $36.9 million was a result of higher coal sales prices (contributing $10.7 million of the increase) and increased sales volumes (contributing $26.2 million of the increase). Tons sold were 6.3 million and 5.6 million for the 2007 and 2006 Quarters, respectively. Tons produced for the 2007 Quarter declined to 5.6 million tons as compared to 5.8 million tons for the 2006 Quarter primarily reflecting a selective reduction in production in response to an over supplied market in the 2007 Quarter and production interruptions related to compliance efforts in response to emergency federal safety standards.

Operating expenses. Operating expenses increased 26.3% to $178.0 million for the 2007 Quarter from $140.9 million for the 2006 Quarter. The increase of $37.1 million resulted from higher operating expenses associated with additional produced tons sold of 647,000 as well as the following specific factors:

•	Labor and benefit costs increased $11.9 million reflecting increased headcount due to capacity expansion, pay rate increases, increased workers’ compensation and health care costs;

•

Material and supplies, and maintenance costs increased $10.9 million and $3.6 million, respectively, reflecting increased costs for certain products and services used in the mining process, as well as higher costs associated with the increased compliance requirements of recently enacted federal and state mine safety regulations. In addition to the impact on materials and supplies and maintenance costs during the 2007 Quarter, the recently enacted federal and state mine safety regulations resulted in lost production, reduced productivity and increased mine administrative expenses;

•

Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $4.0 million and included the impact of higher West Virginia severance tax related to the Mountain View mine coal sales as compared to Maryland. We completed the transition of longwall operations to the Mountain View mine in West Virginia from the depleted Mettiki D-Mine in Maryland in the fourth quarter of 2006;

•

Reduced expenses of $1.6 million in the 2007 Quarter as compared to the 2006 Quarter were associated with the purchase and sale of coal under a settlement agreement we entered into with ICG, LLC (ICG) in November 2005. Consistent with the guidance in the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki Coal, LLC’s (Pontiki Coal) sale of coal to ICG and Alliance Coal’s purchase of coal from ICG pursuant to that settlement agreement are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense. During the 2007 Quarter, we fully satisfied our coal sales agreement with ICG;

•

The 2006 Quarter operating expenses were reduced by $2.4 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with the mine development. See Note 8. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q;

•

Reduced tax credit benefit of $2.8 million in the 2007 Quarter was due to reduced coal production in Maryland. (See comments above concerning production taxes and royalties and depletion of the Mettiki D-Mine in Maryland); and

•	The 2007 Quarter includes a $0.8 million reduction in operating expenses as a result of the final settlement of the MC Mining Fire Incident. Please read “MC Mining Mine Fire” below.

General and administrative. General and administrative expenses increased to $8.3 million for the 2007 Quarter compared to $7.1 million for the 2006 Quarter. The increase of $1.2 million was primarily attributable to increased headcount and related expenses and unit-based compensation.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of rental and service fees from a third-party coal synfuel production facilities, Mt. Vernon transloading revenues outside services and administrative service revenue from affiliates. Other sales and operating revenues increased 51.3% to $10.3 million for the 2007 Quarter from $6.8 million for the 2006 Quarter. The increase of $3.5 million is primarily attributable to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities and revenue from outside services partially offset by lower transloading revenues due to decreased volumes. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. Outside purchases increased to $7.6 million for the 2007 Quarter from $4.7 million in the 2006 Quarter. The increase of $2.9 million was primarily attributable to an increase in outside purchases at our Central Appalachian and Illinois Basin regions to supply new market opportunities partially offset by decreased purchases in the Northern Appalachian region.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $21.4 million for the 2007 Quarter from $16.3 million for the 2006 Quarter. The increase of $5.1 million was primarily attributable to additional depreciation expense associated with production capacity expansion projects and infrastructure investments, including development of the Elk Creek and Mountain View mines.

Interest expense. Interest expense, net of capitalized interest, decreased to $2.8 million for the 2007 Quarter from $3.4 million for the 2006 Quarter. The decrease of $0.6 million was principally attributable to reduced interest expense resulting from our August 2006 principal payment of $18.0 million on our senior notes, partially offset by an increase in interest expense due to borrowings under the revolving credit facilities.

Interest income. Interest income decreased to $0.6 million for the 2007 Quarter from $0.9 million for the 2006 Quarter. The decrease of $0.3 million resulted from decreased interest income earned on marketable securities which were substantially liquidated to fund increased capital expenditures during 2006.

Transportation revenues and expenses. Transportation revenues and expenses each increased to $10.6 million for the 2007 Quarter compared to $9.0 million for the 2006 Quarter. The increase of $1.6 million was primarily attributable to higher coal sales volumes for which we arrange transportation. The cost of transportation services are passed through to our customers. Consequently, we do not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change and minority interest. Income before income taxes, cumulative effect of accounting change and minority interest for the 2007 and 2006 Quarters was $46.8 million and $41.1 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense was comparable for the 2007 and 2006 Quarters at $0.7 million and $0.5 million, respectively.

Minority interest. In March 2006 our subsidiary, White County Coal, LLC (White County Coal) and Alexander J. House (House) entered into a limited liability company agreement to form Mid-America Carbonates, LLC (MAC). MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FASB Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s portion of MAC’s net loss was $85,000 for the 2007 Quarter and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2007 Quarter Segment Adjusted EBITDA increased $11.8 million, or 17.7%, to $78.8 million from 2006 Quarter Segment Adjusted EBITDA of $67.0 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,
	2007	2006	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$46,372	$47,385	$(1,013)	(2.1)%
Central Appalachia	26,489	11,743	14,746	(3)
Northern Appalachia	5,655	6,865	(1,210)	(17.6)%
Other and Corporate	270	970	(700)	(72.2)%

Total Segment Adjusted EBITDA (1)	$78,786	$66,963	$11,823	17.7%

Tons sold
Illinois Basin	4,503	3,923	580	14.8%
Central Appalachia	919	906	13	1.4%
Northern Appalachia	857	741	116	15.7%
Other and Corporate	—	—	—	—

Total tons sold	6,279	5,570	709	12.7%

Coal sales
Illinois Basin	$153,170	$133,439	$19,731	14.8%
Central Appalachia	52,394	47,369	5,025	10.6%
Northern Appalachia	35,874	21,861	14,013	64.1%
Other and Corporate	926	2,844	(1,918)	(67.4)%

Total coal sales	$242,364	$205,513	$36,851	17.9%

Other sales and operating revenues
Illinois Basin	$7,594	$5,149	$2,445	47.5%
Central Appalachia	—	—	—	—
Northern Appalachia	1,070	500	570	(3)
Other and Corporate	1,675	1,186	489	41.2%

Total other sales and operating revenues	$10,339	$6,835	$3,504	51.3%

Segment Adjusted EBITDA Expense
Illinois Basin	$114,392	$91,203	$23,189	25.4%
Central Appalachia	37,396	35,627	1,769	5.0%
Northern Appalachia	31,289	15,495	15,794	(3)
Other and Corporate	2,331	3,060	(729)	(23.8)%

Total Segment Adjusted EBITDA Expense (2)	$185,408	$145,385	$40,023	27.5%

(1)	Segment Adjusted EBITDA is defined as income before income taxes, cumulative effect of accounting change, minority interest, interest expense, interest income, depreciation, depletion and amortization and general and administrative expense. Segment Adjusted EBITDA is reconciled to net income below.
(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases, and other income. Pass through transportation expenses and net gain from insurance settlement are excluded.
(3)	Percentage increase was greater than 100%.

Illinois Basin – Segment Adjusted EBITDA for the 2007 and 2006 Quarters, as defined in reference (1) to the table above, were comparable at $46.4 million and $47.4 million, respectively, despite increased coal sales of $19.7 million to $153.2 million in the 2007 Quarter, an increase of 14.8%, compared to $133.4 million in the 2006 Quarter. The increase in coal sales in the 2007 Quarter reflects increased volumes of 580,000 tons sold, primarily as a result of increased production capacity at the Elk Creek mine, increased productivity at the Warrior mine and higher sales from inventory as compared to the 2006 Quarter. Other sales and operating revenues increased $2.4 million, primarily due to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities in the 2007 Quarter. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Quarter increased 25.4% to $114.4 million from $91.2 million in the 2006 Quarter. On a per ton sold basis, 2007 Quarter Segment Adjusted EBITDA Expense rose to $25.41 per ton, an increase of 9.3% over the 2006 Quarter Segment Adjusted EBITDA Expense of $23.25 per ton. The increase in the 2007 Quarter Segment Adjusted EBITDA Expense compared to the 2006 Quarter reflects the impact of cost increases described above under consolidated operating expenses. Additionally, the Illinois Basin costs were negatively impacted during the 2007 Quarter by decreased saleable yield from raw coal production as a result of adverse geologic conditions encountered at Gibson County Coal, LLC (Gibson County Coal) and Elk Creek and also reduced capacity utilization due to an over supplied market.

Central Appalachia – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, increased $14.8 million to $26.5 million; compared to the 2006 Quarter Segment Adjusted EBITDA of $11.7 million. This increase was primarily the result of the final settlement of the MC Mining Fire Incident which resulted in a net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million. Please read “MC Mining Mine Fire” below. Coal sales increased $5.0 million, primarily reflecting an average coal sales price increase of $4.68 per ton to $57.00 per ton in the 2007 Quarter, as compared to $52.32 per ton in the 2006 Quarter. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Quarter increased 5.0% to $37.4 million from $35.6 million in the 2006 Quarter. The average Segment Adjusted EBITDA Expense per ton during the 2007 Quarter was $40.69 per ton, an increase of $1.34 per ton, or 3.4%, over the 2006 Quarter Segment Adjusted EBITDA Expense of $39.35 per ton. The increase in Segment Adjusted EBITDA Expense was primarily a result of reduced capacity utilization in response to a soft coal sales market and higher operating expenses associated with the new mine safety standards, as well as other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, decreased $1.2 million, or 17.6%, to $5.7 million as compared to the 2006 Quarter Segment Adjusted EBITDA of $6.9 million. The decrease was primarily attributable to the transition completed during the 2006 fourth quarter from the Mettiki D-Mine longwall operation in Maryland to the new Mountain View longwall operation in West Virginia, which is reflected in a higher Segment Adjusted EBITDA Expense per ton of $36.49 during the 2007 Quarter as compared to $20.92 per ton during the 2006 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (2) to the above table). This was offset in part by a higher average coal sales price during the 2007 Quarter of $41.84 per ton as compared to $29.51 per ton during the 2006 Quarter. Higher average coal sales prices in Northern Appalachia are the result of new coal sales contracts, which reflect the impact of the anticipated higher operating costs at the Mountain View mining operation. Higher Segment Adjusted EBITDA expense per ton in Northern Appalachia primarily reflects higher trucking costs, West Virginia severance taxes and the loss of certain Maryland state tax benefits, among other factors, which include the timing of longwall moves.

Other and Corporate – The decrease in Segment Adjusted EBITDA Expense as defined in reference (2) to the above table primarily reflects lower operating expenses for the 2007 Quarter attributable to lower brokerage coal purchases, associated with the ICG agreement referred to above under consolidated operating expenses, partially offset by increased expenses associated with higher outside services revenue.

The following is a reconciliation of Segment Adjusted EBITDA to net income (in thousands):

	Three Months Ended June 30,
	2007	2006
Segment Adjusted EBITDA	$78,786	$66,963

General and administrative	(8,266)	(7,091)
Depreciation, depletion and amortization	(21,425)	(16,288)
Interest expense, net	(2,273)	(2,530)
Income tax expense	(670)	(547)
Minority interest	85	43

Net income	$46,237	$40,550

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

We reported record net income for the 2007 Period of $91.8 million, an increase of 3.4% over the 2006 Period. Increased results for the 2007 Period were primarily attributable to the final settlement with our insurance underwriters for claims relating to the MC Mining Mine Fire Incident (Please read “MC Mining Mine Fire” below) which resulted in a $12.3 million increase to income in the 2007 Period, higher coal sales volumes and higher average coal sales prices. The benefits were partially offset by increased compliance costs and reduced productivity associated with the interpretation and enforcement of recently enacted mine safety regulations and increased operating expenses associated with additional produced tons sold of 654,000 tons.

	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	12,457	11,672	N/A	N/A
Tons produced	12,195	12,050	N/A	N/A
Coal sales	$481,234	$423,725	$38.63	$36.30
Operating expenses and outside purchases	$358,830	$301,118	$28.81	$25.80

Coal sales. Coal sales increased 13.6% to $481.2 million for the 2007 Period from $423.7 million for the 2006 Period. The increase of $57.5 million reflects increased sales volumes (contributing $28.5 million of the increase) and higher coal sales prices (contributing $29.0 million of the increase). Tons sold increased 6.7% to 12.5 million tons for the 2007 Period from 11.7 million tons for the 2006 Period. Tons produced increased to 12.2 million tons for the 2007 Period from 12.1 million tons for the 2006 Period.

Operating expenses. Operating expenses increased 17.8% to $345.0 million for the 2007 Period from $292.9 million for the 2006 Period. The increase of $52.1 million resulted from an increase in operating expenses associated with additional produced tons sold of 654,000, as well as the following specific factors:

•	Labor and benefit costs increased $16.1 million reflecting increased headcount, due to capacity expansion, pay rate increases, increased workers compensation and health care costs;

•

Material and supplies and maintenance costs increased $13.0 million and $5.4 million, respectively, reflecting increased production and increased costs for certain products and services used in the mining process, as well as, higher costs associated with the increased compliance requirements pertaining to recently enacted mine safety regulations. In addition to the impact on materials and supplies and maintenance costs during in the 2007 Period, the recently enacted federal and state mine safety regulations resulted in lost production, reduced productivity and increased mine administrative expenses;

•

Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $5.0 million and included the impact of West Virginia severance tax related to Mountain View mine sales as compared to Maryland. We completed the transition of longwall operations to the Mountain View mine in West Virginia from the depleted Mettiki D-Mine in Maryland in the fourth quarter of 2006;

•

The 2006 Period operating expenses were reduced by $7.2 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with mine development. See Note 8. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q;

•

Reduced tax credit benefit of $4.1 million in the 2007 Period was due to reduced coal production in Maryland. (See comments above concerning production taxes and royalties and depletion of the Mettiki D-Mine in Maryland); and

•	The 2007 Period includes a $0.8 million reduction in operating expenses as a result of the final settlement of the MC Mining Fire Incident. Please read “MC Mining Mine Fire” below.

General and administrative. General and administrative expenses increased to $16.2 million for the 2007 Period from $14.2 million for the 2006 Period. The increase of $2.0 million was primarily attributable to increased headcount and related expenses and unit-based compensation

Other sales and operating revenues. Other sales and operating revenues increased 17.5% to $19.9 million for the 2007 Period from $16.9 million for the 2006 Period. The increase of $3.0 million was primarily attributable to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities and revenue from outside services partially offset by lower transloading revenues due to decreased volumes. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. Outside purchases increased to $13.9 million for the 2007 Period from $8.2 million in the 2006 Period. This increase was primarily attributable to an increase in outside purchases at our Central Appalachia and Illinois Basin regions to supply new market opportunities partially offset by lower outside purchases in Northern Appalachia.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $41.2 million for the 2007 Period from $31.0 million for the 2006 Period. The increase of $10.2 million is primarily attributable to additional depreciation expense associated with an increase in capital expenditures, particularly at our Elk Creek, Mountain View and Van Lear projects and infrastructure investments in recent years which have increased our production capacity.

Interest expense. Interest expense decreased to $5.7 million for the 2007 Period from $6.6 million for the 2006 Period. The decrease of $0.9 million was principally attributable to reduced interest expense associated with the August 2006 scheduled principal payment of $18.0 million on our senior notes, partially offset by increased interest expense under the revolving credit facilities.

Interest income. Interest income decreased to $1.1 million for the 2007 Period from $1.8 million for the 2006 Period. The decrease of $0.7 million resulted from increased interest income earned on marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006.

Transportation revenues and expenses. Transportation revenues and expenses were comparable for the 2007 and 2006 Periods at $19.3 million and $19.0 million, respectively. The cost of transportation services are passed through to our customers. Consequently, we do not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change and minority interest. Income before income taxes, cumulative effect of accounting change and minority interest increased to $92.9 million for the 2007 Period from $90.0 million for the 2006 Period. The increase of $2.9 million reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense was comparable for the 2007 and 2006 Periods at $1.2 million and $1.3 million, respectively.

Cumulative effect of accounting change. The cumulative effect of accounting change of $0.1 million was attributable to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006.

Minority interest. In March 2006 White County Coal and House entered into a Limited Liability Company Agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FIN No. 46R. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s portion of MAC’s net loss was $167,000 for the 2007 Period and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2007 Period Segment Adjusted EBITDA increased $14.8 million, or 10.6%, to $154.8 million from the 2006 Period Segment Adjusted EBITDA of $140.0 million. Segment Adjusted EBITDA, tons sold, coal sales, operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,
	2007	2006	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$102,868	$98,695	$4,173	4.2%
Central Appalachia	36,836	23,647	13,189	55.8%
Northern Appalachia	14,515	14,750	(235)	(1.6)%
Other and Corporate	605	2,892	(2,287)	(79.1)%

Total Segment Adjusted EBITDA (1)	$154,824	$139,984	$14,840	10.6%

Tons sold
Illinois Basin	9,031	8,233	798	9.7%
Central Appalachia	1,757	1,881	(124)	(6.6)%
Northern Appalachia	1,669	1,558	111	7.1%
Other and Corporate	—	—	—	—

Total tons sold	12,457	11,672	785	6.7%

Coal sales
Illinois Basin	$308,363	$274,753	$33,610	12.2%
Central Appalachia	95,389	94,567	822	0.9%
Northern Appalachia	70,398	46,577	23,821	51.1%
Other and Corporate	7,084	7,828	(744)	(9.5)%

Total coal sales	$481,234	$423,725	$57,509	13.6%

Other sales and operating revenues
Illinois Basin	$15,284	$13,386	$1,898	14.2%
Central Appalachia	72	238	(166)	(69.7)%
Northern Appalachia	2,074	1,052	1,022	97.1%
Other and Corporate	2,431	2,233	198	8.9%

Total other sales and operating revenues	$19,861	$16,909	$2,952	17.5%

Segment Adjusted EBITDA Expense
Illinois Basin	$220,778	$189,444	$31,334	16.5%
Central Appalachia	70,117	71,159	(1,042)	(1.5)%
Northern Appalachia	57,957	32,879	25,078	76.3%
Other and Corporate	8,910	7,168	1,742	24.3%

Total Segment Adjusted EBITDA Expense (2)	$357,762	$300,650	$57,112	19.0%

(1)	Segment Adjusted EBITDA is defined as income before income taxes, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to net income below.
(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases, and other income. Pass through transportation expenses and net gain from insurance settlement are excluded.

Illinois Basin – Segment Adjusted EBITDA for the 2007 Period, as defined in reference (1) to the table above, increased 4.2% to $102.9 million from the 2006 Period Segment Adjusted EBITDA of $98.7 million. The increase of $4.2 million was primarily attributable to increased coal sales which rose by $33.6 million, or 12.2%, to $308.4 million during the 2007 Period as compared to $274.8 million in the 2006 Period. Increased coal sales in the 2007 Period reflect a higher average coal sales price per ton which increased $0.78 to $34.15 per ton (contributing $7.0 million of the increase in coal sales) and increased tons sold of 798,000 tons (contributing $26.6 million of the increase in coal sales). The increased tons sold primarily resulted from increased production capacity at the Elk Creek mine, increased productivity at the Warrior mine and higher sales from inventory as compared to the 2006 Period. Other sales and operating revenues increased $1.9 million, primarily due to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities in the 2007 Period. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities. Total Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Period increased 16.5% to $220.8 million from $189.4 million in the 2006 Period. On a per ton sold basis, the 2007 Period Segment Adjusted EBITDA Expense rose to $24.45 per ton, an increase of 6.3% over the 2006 Period Segment Adjusted EBITDA Expense per ton of $23.01. In addition to the increased tonnage sold volume, the increase in the 2007 Period Segment Adjusted EBITDA Expense compared to the 2006 Period primarily reflects the impact of cost increases described above under consolidated operating expenses. Further, the Illinois Basin costs have been negatively impacted during the 2007 Period by decreased saleable yield from raw coal production as a result of adverse geologic conditions encountered at Gibson County Coal and Elk Creek and also reduced capacity utilization due to an over supplied market.

Central Appalachia – Segment Adjusted EBITDA for the 2007 Period, as defined in reference (1) to the table above, increased $13.2 million, or 55.8%, to $36.8 million as compared to the 2006 Period Segment Adjusted EBITDA of $23.6 million. This increase was primarily the result of the final settlement of the MC Mining Fire Incident, which resulted in a net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million. Please read “MC Mining Mine Fire” below. Coal sales were comparable for the 2007 and 2006 Periods at $95.4 million and $94.6 million, respectively. However, the net increase in coal sales of $0.8 million reflected the combination of a higher average coal sales price per ton of $54.27 in the 2007 Period, an increase of $3.99 per ton over the 2006 Period average coal sales price per ton (resulting in $7.0 million increase in coal sales), offset by decreased tons sold of 124,000 tons in the 2007 Period (resulting in $6.2 million decrease in coal sales). Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Period decreased 1.5% to $70.1 million from $71.2 million in the 2006 Period. The average Segment Adjusted EBITDA Expense per ton during the 2007 Quarter was $39.89, an increase of $2.05 per ton, or 5.4% over the 2006 Period Segment Adjusted EBITDA Expense per ton of $37.84. The increase in Segment Adjusted EBITDA Expense per ton was primarily a result of reduced capacity utilization in response to a soft market and higher operating expenses associated with the new mine safety standards, among other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA for the 2007 and 2006 Periods, as defined in reference (1) to the table above, were comparable at $14.5 million and $14.8 million, respectively. However, the net decrease in Segment Adjusted EBITDA of $0.3 million reflects both an increase in the average sales price of $12.30 per ton to $42.18 per ton due to new coal sales contracts, offset by an increase in Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, of $13.63 per ton to $34.73 per ton during the 2007 Period as compared to $21.10 per ton during the 2006 Period. These variances reflect the impact of the higher operating costs from the transition of the Mettiki D-Mine longwall operation in Maryland to the new Mountain View longwall operation in West Virginia. Other impacts on EBITDA for the 2007 Period as compared to the 2006 Period include, among other factors, the effect of an increase of 111,000 tons sold and the cost increases described above under consolidated operating expenses.

Other and Corporate – The increase in Segment Adjusted EBITDA Expense primarily reflects the operating expenses attributable to expenses associated with higher outside services revenue.

The following is a reconciliation of Segment Adjusted EBITDA to net income (in thousands):

	Six Months Ended June 30,
	2007	2006
Segment Adjusted EBITDA	$154,824	$139,984

General and administrative	(16,195)	(14,249)
Depreciation, depletion and amortization	(41,218)	(31,010)
Interest expense, net	(4,557)	(4,775)
Income taxes	(1,244)	(1,306)
Minority interest	167	43
Cumulative effect of accounting change	—	112

Net income	$91,777	$88,799

MC Mining Mine Fire

On June 18, 2007, we agreed to a full and final resolution of our insurance claims relating to a mine fire that occurred on or about December 25, 2004 at our MC Mining’s Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims we incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds to us. Previously, we received partial advance payments on the claim in 2006 and 2005 totaling $16.2 million, part of which we recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities in our consolidated financial statements pending final claim resolution. As a result of this final resolution, we received additional cash payments of $7.2 million in June 2007 and recognized a net gain from insurance settlement of approximately $11.5 million as well as reduction in operating expenses of approximately $0.8 million during the three months ended June 30, 2007.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities was $141.4 million for the 2007 Period compared to $128.8 million for the 2006 Period. The increase in cash provided by operating activities was primarily attributable to decreased coal inventory and increased revenues partially offset by higher total operating expenses (excluding depreciation, depletion and amortization) due to increased operating expenses associated with 654,000 additional produced tons sold, increased compliance costs, reduced productivity due to an over supplied market in the 2007 Period and lost production associated with the interpretation and enforcement of recently enacted federal and state mine safety regulations.

Net cash used in investing activities was $129.9 million for the 2007 Period compared to $70.1 million for the 2006 Period. The increase was primarily attributable to an increased use of cash in the

2007 Period as a result of our acquisition of the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. (the Providence Reserve Acquisition). See Note 3 Acquisitions to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statement (Unaudited)” of this Quarterly Report on Form 10-Q. Additionally, there was a net decrease in proceeds from marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006 and timing differences in accounts payable and accrued liabilities related to capital expenditures and advances made on the Gibson County Coal rail project described under “Other” below, partially offset by a decrease in capital expenditures. The decrease in capital expenditures in the 2007 Period (excluding the Providence Reserve Acquisition) was primarily attributable to the completion of the Elk Creek and Mountain View mines during 2006. Including initial development capital for the River View mine, we are currently estimating total capital expenditures in 2007 to range from approximately $175.0 million to $185.0 million. We will continue to have significant future capital requirements over the long-term including remaining mine development at River View and future mine development capital for the previously announced Tunnel Ridge, LLC (Tunnel Ridge), Gibson South and Penn Ridge Coal, LLC (Penn Ridge) properties. Future capital commitments for these mine developments are, however, dependent upon securing the required permits and coal sales agreements necessary to obtain final approval from our board of directors of our managing general partners (Board of Directors). We currently fund our capital expenditures with cash from operations and/or borrowings under our revolving credit facility, however, future capital commitments may require us to incur additional debt or seek additional equity capital. The availability of additional debt or equity capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations. Based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not anticipate that we will experience significant liquidity constraints in the foreseeable future.

Net cash used in financing activities was $30.6 million for the 2007 Period compared to $42.2 million for the 2006 Period. The decrease primarily was attributable to borrowings under our revolving credit facility of $23.0 million in the 2007 Period used in financing the Providence Reserve Acquisition partially offset by an increase in distributions paid to partners in the 2007 Period.

Capital Expenditures

Capital expenditures decreased to $69.2 million in the 2007 Period from $92.0 million in the 2006 Period. See discussion of “Cash Flows” above concerning the decrease in capital expenditures.

Debt Obligations

Senior Notes and Credit Facility

Our Intermediate Partnership has $144.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in eight remaining equal annual installments of $18.0 million with interest payable semi-annually (Senior Notes). On April 13, 2006, our Intermediate Partnership entered into a $100.0 million revolving credit facility (ARLP Credit Facility), which expires in 2011. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of our Intermediate Partnership, as computed from time to time. As of June 30, 2007, the applicable margin for borrowings under the ARLP Credit Facility is 0.875% over London Interbank Offered Rate (LIBOR). Letters of credit can be issued under the ARLP Credit Facility not to exceed $50.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At June 30, 2007, we had $23.0 million of borrowings and letters of credit of $24.7 million outstanding under the ARLP Credit Facility.

The Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of our Intermediate Partnership. The Senior Notes and ARLP Credit Facility contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal based on a ratio of the amount of total mineable tons controlled by the Intermediate Partnership relative to its annual production. In addition, the Senior Notes and the ARLP Credit Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with the covenants of both the ARLP Credit Facility and Senior Notes at June 30, 2007.

We maintain specific agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At June 30, 2007, we had $30.6 million in letters of credit outstanding under these agreements. Our special general partner guarantees $5.0 million of these outstanding letters of credit.

On March 19, 2007 MAC entered into a $600,000 secured line of credit (LOC) which expires on March 19, 2008. Borrowings bear interest at the annual rate of 8.25%. The LOC is secured by assignment of the Rock Dust Supply Agreement between Alliance Coal and MAC and the Limestone Purchase Agreement between MAC and Hastie Mining Company, an unrelated third-party. At June 30, 2007, there was $585,000 outstanding under the LOC.

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

Because the transaction described above was a related-party transaction, it was reviewed by the Board of Directors and its conflicts committee and determined to be fair and reasonable to us and our limited partners.

New Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.

109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our adoption of FIN No. 48 on January 1, 2007 did not have a material impact on our condensed consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to choose to measure financial instruments and certain other eligible items at fair value which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, on our condensed consolidated financial statements.

Other

Gibson Rail Advances

In 2007, Gibson County Coal has entered into contracts with CSX Transportation, Inc. (CSXT) and Norfolk Southern Railway Company (NS), pursuant to which Gibson County Coal is constructing a rail loop and the railroads are constructing connections and siding facilities, in order to provide Gibson County Coal access to CSXT and NS railways. Although these connections and siding facilities will be assets of the respective rail company, Gibson County Coal will advance up to approximately $8.0 million on a combined basis to CSXT and NS during 2007 toward the cost of construction of their infrastructure. These advances will be repaid to Gibson County Coal by rebates from CSXT and NS as coal is shipped on their respective railways. In addition, Gibson County Coal will also qualify for additional rebates from both CSXT and NS. The additional rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement. As of June 30, 2007, Gibson County Coal had advanced $5.9 million in aggregate to CSXT and NS, which is recorded in other receivables and other long-term assets in our condensed consolidated balance sheet.

MINER Act

The Mine Improvement and New Emergency Response Act of 2006 (MINER Act) requires mine-specific emergency response plans, enhanced communication and tracking systems, and more available mine rescue teams, as well as significantly higher penalty assessments by the Mine Safety and Health Administration (MSHA) for noncompliance by mine operators. In December 2006, MSHA implemented several aspects of the MINER Act through promulgation of its final rule on Emergency Mine Evacuation, which includes requirements for increased availability and storage of self-contained self-rescue (SCSR) devices; improved emergency evacuation drills and SCSR training and the installation and maintenance of lifelines in underground coal mines. Coal producing states, including West Virginia, Illinois, and Kentucky, passed similar legislation in 2006. While the full cost of compliance remains unknown, we do anticipate our capital expenditures and operating expenses will increase as a result of implementing and complying with these new laws and regulations. For example, during the 2007 Quarter, we experienced reduced productivity and lost production and incurred increased operating costs responding to the Emergency Temporary Standard adopted by MSHA on May 21, 2007 relating to seal regulations and higher penalty assessments per MSHA citation resulting from new methods of calculations adopted by MSHA in April, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have long-term coal supply agreements. Virtually all of our long-term coal supply agreements contain price adjustment provisions, which permit an increase or decrease periodically in the contract price principally to reflect changes in specified price indices or items such as taxes, royalties or actual production costs.

Almost all of our transactions are denominated in U.S. dollars and, as a result, we do not have material exposure to currency exchange-rate risks. We do not have any interest rate, foreign currency exchange rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates.

As of June 30, 2007, the estimated fair value of the Senior Notes was approximately $153.4 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2007. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the U.S. Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officers. Based on this evaluation, our Chief Executive and Chief Financial Officers believe the design and operation of these controls and procedures are effective to ensure that the ARLP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended June 30, 2007, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

the impact from provisions of or changes in enforcement activities associated with the Mine Improvement and New Emergency Response Act of 2006 as well as any subsequent federal or state safety legislation or regulations;

•	replacement of coal reserves;

•	a loss or reduction of the direct or indirect benefit from certain state and federal tax credits, including non-conventional source fuel tax credits;

•	difficulty obtaining commercial property insurance, and risks associated with our participation (excluding any applicable deductible) in the commercial insurance property program; and

•	other factors, including those discussed below in Part II, Item 1. “Legal Proceedings” and Item 1A. “Risk Factors.”

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

We are not engaged in any litigation that we believe is material to our operations, including without limitation, any litigation relating to our long-term coal supply contracts or under the various environmental protection statutes to which we are subject. However, we are subject to various types of litigation incidental to our business and we cannot assure you that disputes or litigation will not arise or that we will be able to resolve any such future disputes or litigation in a satisfactory manner.

The information in Note 2. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Item 1, Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3, Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as the additional risk factors discussed below which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future. Other risk factors to consider are as follows:

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The Internal Revenue Service (IRS) may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

31.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.1**	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2**	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 9, 2007.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer