Form 10-Q
period 2007-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2007-11-09
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, 36,550,659 Common Units are outstanding.

i

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,105	$36,789
Trade receivables, net	89,300	96,558
Other receivables	2,256	3,378
Due from affiliates	123	25
Marketable securities	—	260
Inventories	24,998	20,224
Advance royalties	3,316	4,629
Prepaid expenses and other assets	1,012	8,225

Total current assets	140,110	170,088

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	922,159	819,991
Less accumulated depreciation, depletion and amortization	(406,954)	(383,284)

Total property, plant and equipment, net	515,205	436,707

OTHER ASSETS:
Advance royalties	27,308	22,135
Other long-term assets	14,695	6,032

Total other assets	42,003	28,167

TOTAL ASSETS	$697,318	$634,962

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$54,730	$57,879
Due to affiliates	1,064	1,414
Accrued taxes other than income taxes	12,955	14,618
Accrued payroll and related expenses	17,405	14,698
Accrued interest	1,162	4,264
Workers’ compensation and pneumoconiosis benefits	7,715	7,704
Current capital lease obligation	375	339
Other current liabilities	9,774	13,786
Current maturities, long-term debt	18,000	18,000

Total current liabilities	123,180	132,702

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	135,000	126,000
Pneumoconiosis benefits	28,691	26,315
Accrued pension benefit	4,053	6,191
Workers’ compensation	51,752	38,488
Asset retirement obligations	49,110	47,825
Due to affiliates	1,135	994
Long-term capital lease obligation	1,232	1,512
Minority interest	609	839
Other liabilities	6,141	5,616

Total long-term liabilities	277,723	253,780

Total liabilities	400,903	386,482

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Limited Partners—Common Unitholders 36,550,659 and 36,419,847 units outstanding, respectively	594,992	549,005
General Partners’ deficit	(291,815)	(293,569)
Accumulated other comprehensive income	(6,762)	(6,956)

Total Partners’ Capital	296,415	248,480

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$697,318	$634,962

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
SALES AND OPERATING REVENUES:
Coal sales	$242,412	$228,802	$723,646	$652,527
Transportation revenues	9,138	10,966	28,423	29,956
Other sales and operating revenues	8,976	4,972	28,837	21,881

Total revenues	260,526	244,740	780,906	704,364

EXPENSES:
Operating expenses	176,857	162,209	521,814	455,096
Transportation expenses	9,138	10,966	28,423	29,956
Outside purchases	3,737	6,020	17,610	14,251
General and administrative	7,175	7,391	23,370	21,640
Depreciation, depletion and amortization	21,804	17,273	63,022	48,283
Net gain from insurance settlement	—	—	(11,491)	—

Total operating expenses	218,711	203,859	642,748	569,226

INCOME FROM OPERATIONS	41,815	40,881	138,158	135,138

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2007 and 2006 of $345, $462, $1,008 and $1,153, respectively)	(3,037)	(2,870)	(8,697)	(9,458)
Interest income	273	712	1,376	2,525
Other income	121	216	1,189	684

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND MINORITY INTEREST	39,172	38,939	132,026	128,889
INCOME TAX EXPENSE	550	352	1,794	1,658

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND MINORITY INTEREST	38,622	38,587	130,232	127,231
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	112
MINORITY INTEREST	63	53	230	96

NET INCOME	$38,685	$38,640	$130,462	$127,439

GENERAL PARTNERS’ INTEREST IN NET INCOME	$8,175	$6,051	$24,112	$16,985

LIMITED PARTNERS’ INTEREST IN NET INCOME	$30,510	$32,589	$106,350	$110,454

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.70	$0.70	$2.30	$2.26

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.70	$0.69	$2.28	$2.24

DISTRIBUTIONS PAID PER COMMON UNIT	$0.56	$0.50	$1.64	$1.42

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC	36,550,659	36,426,306	36,547,305	36,426,306

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED	36,801,186	36,824,613	36,790,999	36,795,976

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$211,324	$184,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(95,017)	(141,963)
Changes in accounts payable and accrued liabilities	(9,297)	(1,198)
Proceeds from sale of property, plant and equipment	5,859	599
Proceeds from insurance settlement for replacement assets	2,511	—
Purchase of marketable securities	—	(19,188)
Proceeds from marketable securities	260	68,343
Payment for acquisition of coal reserves and other assets	(53,309)	—
Payment for acquisition of business	—	(2,318)
Advances on Gibson rail project	(5,912)	—

Net cash used in investing activities	(154,905)	(95,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	130,250	—
Payments under revolving credit facilities	(103,250)	—
Payments on capital lease obligation	(244)	—
Payment on long-term debt	(18,000)	(18,000)
Payment of debt issuance cost	(194)	(690)
Equity contribution received by Mid-America Carbonates, LLC	—	1,000
Cash contribution by General Partners	91	—
Distributions paid to Partners	(82,756)	(66,642)

Net cash used in financing activities	(74,103)	(84,332)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,684)	4,393

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,789	32,054

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,105	$36,447

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$12,583	$13,711

Income taxes	$2,175	$1,900

NON-CASH INVESTING ACTIVITY:
Purchase of property, plant and equipment	$2,843	$8,166

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

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2007 and December 31, 2006, results of our operations for the three and nine months ended September 30, 2007 and 2006 and our cash flows for the nine months ended September 30, 2007 and 2006. All intercompany transactions and accounts of the ARLP Partnership have been eliminated.

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

During September 2007, we completed our annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2007. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, we have elected to retain a participating interest along with our insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program representing 35% of the primary $30.0 million layer and 2.5% of the second layer of $20.0 million in excess of the $30.0 million primary layer. We do not participate in the third layer of $25.0 million in excess of $50.0 million.

The 14.7% participation rate for this year’s renewal is consistent with our prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence, of which, as a result of our participation, we would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. We can make no assurances that we will not experience significant insurance claims in the future, which, as a result of our level of participation in the commercial property program, could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

In June 2007, our subsidiary, Alliance Resource Properties, LLC, acquired the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. We financed the purchase using a combination of existing cash on hand and borrowings under our revolving credit facility.

We intend to mine these reserves from our adjacent Dotiki and Warrior mining complexes utilizing continuous mining units employing room-and-pillar mining techniques. As a result of the purchase, we reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves. This acquisition represented an approximate 14% increase in our reserves at the acquisition date.

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

On June 18, 2007, we agreed to a full and final resolution of our insurance claim relating to a mine fire that occurred on or about December 25, 2004 at our MC Mining, LLC’s (“MC Mining”) Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims we incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds to us. In 2006 and 2005, we received partial advance payments on the claim totaling $16.2 million, part of which we recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities pending final claim resolution. In June 2007, as a result of this final resolution, we received additional cash payments of $7.2 million and recognized a net gain from insurance settlement of approximately $11.5 million, as well as a reduction in operating expenses of approximately $0.8 million.

5.	LONG-TERM DEBT

Our Intermediate Partnership has $126.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in seven remaining equal annual installments of $18.0 million with interest payable semi-annually. On September 25, 2007, our Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which expires in 2012. The ARLP Credit Facility amended the previous $100.0 million credit facility that would have expired in 2011. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of our Intermediate Partnership, as computed from time to time. As of September 30, 2007, the applicable margin for borrowings under the ARLP Credit Facility was 0.75% over London Interbank Offered Rate and the interest rate on the ARLP Credit Facility was 5.13%. Letters of credit can be issued under the ARLP Credit Facility not to exceed $100.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At September 30, 2007, we had $27.0 million of borrowings and $24.7 million of letters of credit outstanding under the ARLP Credit Facility. The deferred cost associated with the amended $100.0 million credit facility accounted for as prescribed by Emerging Issues Task Force (“EITF”) No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, which states that if the borrowing capacity of a new arrangement is greater than or equal to the borrowing capacity of an old arrangement, the unamortized deferred costs associated with the old arrangement should be associated with the new arrangement and amortized over the life of the new arrangement.

6.	NET INCOME PER LIMITED PARTNER UNIT

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-6, which addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock. Essentially, EITF No. 03-6 provides that in any accounting period where our aggregate net income exceeds the aggregate distributions to unitholders for such period, we are required to present earnings per unit as if all of the earnings for the period were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic probability standpoint. EITF No. 03-6 was effective for fiscal periods beginning after March 31, 2004. EITF No. 03-6 does not impact our aggregate distributions to unitholders for any period, but it can have the impact of reducing our earnings per limited partner unit. This result occurs as a larger portion of our aggregate earnings, as if distributed, is allocated to the incentive distribution rights held by our managing general partner, even though we make cash distributions on the basis of cash available for distributions to unitholders, not earnings, in any given accounting period. In accounting periods where aggregate net income does not exceed our aggregate distributions for such period, EITF No. 03-6 does not have any impact on our earnings per unit calculation. The following is a reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$38,685	$38,640	$130,462	$127,439
Adjustments:
General partner’s priority distributions	(7,553)	(5,386)	(21,942)	(14,731)
General partners’ 2% equity ownership	(622)	(665)	(2,170)	(2,254)

Limited partners’ interest in net income	$30,510	$32,589	$106,350	$110,454
Additional earnings allocation to general partners	(4,919)	(7,041)	(22,372)	(28,051)

Net income available to limited partners under EITF No. 03-6	$25,591	$25,548	$83,978	$82,403

Weighted average limited partner units – basic	36,551	36,426	36,547	36,426

Basic net income per limited partner unit	$0.70	$0.70	$2.30	$2.26

Weighted average limited partner units – basic	36,551	36,426	36,547	36,426
Units contingently issuable:
Restricted units for Long-Term Incentive Plan	137	243	126	217
Directors’ compensation units	33	43	33	42
Supplemental Executive Retirement Plan	80	113	85	111

Weighted average limited partner units, assuming dilutive effect of restricted units	36,801	36,825	36,791	36,796

Diluted net income per limited partner unit	$0.70	$0.69	$2.28	$2.24

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

7.	COMMON UNIT-BASED COMPENSATION

We have a Long-Term Incentive Plan (“LTIP”) for certain of our employees and directors of our managing general partner and its affiliates who perform services for us. On December 7, 2006, the compensation committee of our managing general partner (“Compensation Committee”) determined that the vesting requirements for the 2004 grants of 205,570 restricted units (net of 9,230 forfeitures) had been satisfied for vesting as of December 31, 2006. As a result of this vesting, on January 8, 2007, we issued 130,812 common units to LTIP participants. The remaining units were settled in cash to satisfy the individual tax obligations of the LTIP participants. On January 24, 2007, the Compensation Committee authorized additional grants up to 94,075 restricted units of which 92,175 restricted units (net of 500 forfeitures) have been issued and will vest January 1, 2010, subject to the satisfaction of certain financial tests. The fair value of the 2007 grants is based upon the intrinsic value at the date of grant, which was $35.84 per unit on a weighted average basis. After consideration of the above mentioned transactions, as of September 30, 2007, 181,255 units remain available for issuance in the future, assuming that all grants currently issued and outstanding for 2005, 2006 and 2007 are settled with common units and no future forfeitures occur. For the three and nine months ended September 30, 2007 and 2006, our LTIP expense was $785,000, $1,171,000, $2,233,000 and $3,100,000, respectively.

As of September 30, 2007, there was $3,953,000 in total unrecognized compensation expense related to the non-vested LTIP grants. That expense is expected to be recognized over a weighted-average period of 1.2 years. As of September 30, 2007, the intrinsic value of the non-vested LTIP grants was $8,726,000. The total obligation associated with the LTIP as of September 30, 2007 was $5,384,000 and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

8.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$859	$829	$2,576	$2,487
Interest cost	566	487	1,700	1,461
Expected return on plan assets	(672)	(568)	(2,015)	(1,702)
Prior service cost	—	10	—	32
Amortization of actuarial loss	65	79	194	235

Net periodic benefit cost	$818	$837	$2,455	$2,513

For the nine months ended September 30, 2007 and 2006, we have made contributions of $4.4 million and $4.6 million, respectively, to the pension plan.

9.	MINE DEVELOPMENT

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

10.	GIBSON RAIL ADVANCES

In 2007, our subsidiary, Gibson County Coal, LLC (“Gibson County Coal”) entered into contracts with CSX Transportation, Inc. (“CSXT”) and Norfolk Southern Railway Company (“NS”), pursuant to which Gibson County Coal is constructing a rail loop and the railroads are constructing connections and siding facilities, in order to provide Gibson County Coal access to CSXT and NS railways. Although these connections and siding facilities will be assets of the respective rail company, Gibson County Coal will advance up to approximately $8.0 million on a combined basis to CSXT and NS during 2007 toward the cost of construction of their infrastructure. These advances will be repaid to Gibson County Coal by rebates from CSXT and NS as coal is shipped on their respective railways. In addition, Gibson County

Coal will also qualify for additional rebates from both CSXT and NS. The additional rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement. As of September 30, 2007, Gibson County Coal had advanced $5.9 million in aggregate to CSXT and NS, which is recorded in other receivables and other long-term assets in our condensed consolidated balance sheet.

11.	NEW ACCOUNTING STANDARDS

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

12.	COMPREHENSIVE INCOME

The following table summarizes the effect of our marketable securities available for sale and the amortization of actuarial loss related to our pension plan on other comprehensive income for the three and nine months ended September 30, 2007 and 2006, respectively, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$38,685	$38,640	$130,462	$127,439
Unrealized gain	—	2	—	68
Amortization of actuarial loss	65	—	194	—

Comprehensive income	$38,750	$38,642	$130,656	$127,507

Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of our marketable securities available for sale and amortization of actuarial loss associated with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R).

13.	SEGMENT INFORMATION

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

The Illinois Basin segment is comprised of Webster County Coal, LLC’s Dotiki mine, Gibson County Coal’s Gibson North mine and Gibson South property, Hopkins County Coal, LLC’s Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine, Warrior Coal, LLC’s Cardinal mine, and Alliance Resource Properties, LLC (Note 3). In 2007, mine development has begun at the River View property. We are in the process of permitting the Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal LLC’s Pond Creek and Van Lear mines, and MC Mining’s Excel No. 3 mine.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC’s D-Mine and Mettiki Coal (WV), LLC’s Mountain View mine, two small third-party mining operations, and the Tunnel Ridge, LLC and Penn Ridge Coal, LLC properties. In late 2006, we completed the transition of longwall operations from the D-Mine to the Mountain View mine. We are in the process of permitting the Tunnel Ridge and Penn Ridge properties for future mine development.

Other and Corporate includes marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”) and Matrix Design Group, LLC (“Matrix Design”). Operating segment results for the three and nine months ended September 30, 2007 and 2006 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Consolidated
	(in thousands)
Operating segment results for the three months ended September 30, 2007:
Total revenues (1)	$166,732	$49,467	$43,160	$1,167	$260,526
Selected production expenses (2)	92,227	35,452	24,936	1,409	154,024
Segment Adjusted EBITDA (3)	51,826	9,200	10,216	(327)	70,915
Capital expenditures	18,286	3,908	3,000	653	25,847

Operating segment results for the three months ended September 30, 2006:
Total revenues (1)	$159,964	$43,562	$33,518	$7,696	$244,740
Selected production expenses (2)	91,143	30,751	17,049	6,294	145,237
Segment Adjusted EBITDA (3)	47,911	7,114	9,422	1,314	65,761
Capital expenditures	27,357	7,590	13,961	1,038	49,946

Operating segment results as of or for the nine months ended September 30, 2007:
Total revenues (1)	$502,514	$145,979	$121,730	$10,683	$780,906
Selected production expenses (2)	281,452	96,654	74,242	10,162	462,510
Segment Adjusted EBITDA (3)	154,694	46,036	24,731	278	225,739
Total assets	437,523	102,620	124,849	32,326	697,318
Capital expenditures (4)	68,856	10,367	13,318	2,476	95,017

Operating segment results as of or for the nine months ended September 30, 2006:
Total revenues (1)	$459,549	$139,686	$86,905	$18,224	$704,364
Selected production expenses (2)	251,050	91,901	44,898	13,153	401,002
Segment Adjusted EBITDA (3)	146,606	30,761	24,172	4,206	205,745
Total assets	342,919	98,220	109,363	53,873	604,375
Capital expenditures (4)	86,818	17,808	27,612	9,725	141,963

(1)	Revenues included in the Other and Corporate column are attributable to Mt. Vernon transloading revenues, brokerage coal sales for the three and nine months ended September 30, 2007 and 2006, and Matrix Design and outside MAC rock dust revenues for the three and nine months ended September 30, 2007.
(2)	Selected production expenses are comprised of operating expenses and outside purchases (as reflected in our condensed consolidated statements of income), excluding production taxes and royalties that are incurred as a percentage of coal sales or volumes. Selected production expenses are reconciled to operating expenses and outside purchases below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Selected production expenses	$154,024	$145,237	$462,510	$401,002
Production taxes and royalties	26,570	22,992	76,914	68,345

Combined operating expenses and outside purchases	$180,594	$168,229	$539,424	$469,347

(3)	Segment Adjusted EBITDA is defined as income before income taxes, cumulative effect of accounting change, minority interest, interest expense, interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to net income below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Segment Adjusted EBITDA	$70,915	$65,761	$225,739	$205,745
General and administrative	(7,175)	(7,391)	(23,370)	(21,640)
Depreciation, depletion and amortization	(21,804)	(17,273)	(63,022)	(48,283)
Interest expense, net	(2,764)	(2,158)	(7,321)	(6,933)
Income taxes	(550)	(352)	(1,794)	(1,658)
Cumulative effect of accounting change	—	—	—	112
Minority interest	63	53	230	96

Net income	$38,685	$38,640	$130,462	$127,439

(4)	Capital expenditures do not include acquisitions of coal reserves and other assets in the Illinois Basin of $53.3 million or business acquisitions separately reported in our condensed consolidated statements of cash flows.

14.	MINORITY INTEREST

In March 2006, White County Coal, a subsidiary of Alliance Coal, and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to develop and operate a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s equity ownership in the net assets of MAC was $609,000 as of September 30, 2007, which is recorded as minority interest on our condensed consolidated balance sheet.

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with ARLP. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. Due to the consolidation of MAC in accordance with FIN 46R, the intercompany transactions associated with the Revolver are eliminated.

15.	SUBSEQUENT EVENTS

On October 29, 2007, we declared a quarterly distribution for the quarter ended September 30, 2007, of $0.56 per unit, totaling approximately $28,439,000 (which includes our managing general partner’s incentive distributions), on all common units outstanding, payable on November 14, 2007 to all unitholders of record as of November 7, 2007.

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

We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three of these segments correspond to the three major coal producing regions in the eastern United States. As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers, and we have contractual commitments for substantially all of our remaining 2007 production.

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

Net income included approximately $8.0 million and $3.7 million for the three months ended September 30, 2007 (the 2007 Quarter) and September 30, 2006 (the 2006 Quarter), respectively, and approximately $24.9 million and $18.1 million for the nine months ended September 30, 2007 (the 2007 Period) and September 30, 2006 (the 2006 Period), respectively, from various coal synfuel-related agreements Assuming the synfuel facilities operate in a manner consistent with previous fourth quarters, the incremental net income to us for 2007 from all synfuel-related agreements is expected to be in the range of $25 million to $27 million and the fourth quarter 2007 benefit should be approximately one-third of the benefit realized in the 2007 third quarter. In 2006, operations of our synfuel facilities were interrupted temporarily at times due to the increase in the wellhead price of domestic crude oil.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

We reported net income for the 2007 Quarter of $38.7 million compared to $38.6 million for the 2006 Quarter. The benefits of a 1.1% increase in tons sold, a 4.8% increase in average coal sales price per ton sold and improved salable yield during the 2007 Quarter as compared to the 2006 Quarter, were partially offset by increased operating expenses which reflect, among other factors described below, the impact of compliance costs and reduced productivity associated with the implementation of recently enacted mine safety regulations.

	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	6,230	6,164	N/A	N/A
Tons produced	6,083	6,114	N/A	N/A
Coal sales	$242,412	$228,802	$38.91	$37.12
Operating expenses and outside purchases	$180,594	$168,229	$28.99	$27.29

Coal sales. Coal sales for the 2007 Quarter increased 5.9% to $242.4 million from $228.8 million for the 2006 Quarter. The increase of $13.6 million was a result primarily of higher coal sales prices, contributing $11.2 million of the increase. Tons sold were comparable at 6.2 million for the 2007 and 2006 Quarters, respectively. Tons produced for the 2007 and 2006 Quarters were comparable at 6.1 million tons, respectively.

Operating expenses. Operating expenses increased 9.0% to $176.9 million for the 2007 Quarter from $162.2 million for the 2006 Quarter. The increase of $14.7 million resulted from higher operating expenses associated with an additional 170,000 produced tons sold as well as the following specific factors:

•	Labor and benefit costs increased $7.0 million reflecting increased headcount due to capacity expansion, pay rate increases, and increased workers’ compensation and health care costs;

•

Material and supplies, and maintenance costs increased $3.7 million and $1.4 million, respectively, reflecting increased costs for certain products and services used in the mining process, as well as higher costs associated with compliance with recently enacted federal and state mine safety regulations. In addition to the impact on materials and supplies and maintenance costs during the 2007 Quarter, the recently enacted federal and state mine safety regulations reduced productivity and increased mine administrative expenses;

•	Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $3.6 million and included the impact of higher West Virginia severance tax on coal sold from the Mountain View mine as compared to Maryland. We completed the transition of longwall operations to the Mountain View mine in West Virginia from the depleted Mettiki D-Mine in Maryland in the fourth quarter of 2006;

•

Reduced expenses of $4.6 million in the 2007 Quarter as compared to the 2006 Quarter were associated with the purchase and sale of coal during the 2006 Quarter under a settlement agreement we entered into with ICG, LLC (ICG) in November 2005. Consistent with the guidance in the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki Coal, LLC’s (Pontiki Coal) sale of coal to ICG and Alliance Coal’s purchase of coal from ICG pursuant to that settlement agreement are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense. We have fully satisfied our coal sales agreement with ICG;

•

The 2006 Quarter operating expenses were reduced by $4.0 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with mine development activities. See Note 9. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q;

•

Reduced tax credit benefit of $1.7 million in the 2007 Quarter was due to reduced coal production in Maryland. (See comments above concerning production taxes and royalties and depletion of the Mettiki D-Mine in Maryland); and

•	The 2007 Quarter operating expenses benefited from net gains of $2.7 million realized from sales of surplus equipment.

General and administrative. General and administrative expenses were comparable for the 2007 and 2006 Quarters at $7.2 million and $7.4 million, respectively.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of rental and service fees from third-party coal synfuel production facilities, Mt. Vernon transloading revenues, and outside services and administrative services revenue from affiliates. Other sales and operating revenues increased to $9.0 million for the 2007 Quarter from $5.0 million for the 2006 Quarter. The increase of $4.0 million is primarily attributable to higher rental and service fees associated with increased volumes at third-party coal synfuel facilities and revenue from outside services. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. Outside purchases decreased to $3.7 million for the 2007 Quarter from $6.0 million in the 2006 Quarter. The decrease of $2.3 million was primarily attributable to a decrease in outside purchases at our Illinois Basin and Northern Appalachian regions partially offset by increased purchases in the Central Appalachian region.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $21.8 million for the 2007 Quarter from $17.3 million for the 2006 Quarter. The increase of $4.5 million was primarily attributable to additional depreciation expense associated with production capacity expansion projects and infrastructure investments in recent years, including development of the Mountain View mine. In addition, we accelerated depreciation on certain transportation assets resulting in additional depreciation expense of $0.9 million during the 2007 Quarter.

Interest expense. Interest expense, net of capitalized interest, was comparable for the 2007 and 2006 Quarters at $3.0 million and $2.9 million, respectively.

Interest income. Interest income decreased to $0.3 million for the 2007 Quarter from $0.7 million for the 2006 Quarter. The decrease of $0.4 million resulted from decreased interest income earned on marketable securities which were substantially liquidated to fund increased capital expenditures during 2006.

Transportation revenues and expenses. Transportation revenues and expenses each decreased to $9.1 million for the 2007 Quarter compared to $11.0 million for the 2006 Quarter. The decrease of $1.9 million was primarily attributable to a lower average per ton transportation charge in the 2007 Quarter as compared to the 2006 Quarter, primarily driven by the location of our customers for which we arranged transportation. This decrease was partially offset by higher transported coal volumes in the 2007 Quarter. The cost of transportation services are passed through to our customers. Consequently, we do not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change and minority interest. Income before income taxes, cumulative effect of accounting change and minority interest for the 2007 and 2006 Quarters was $39.2 million and $38.9 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense was comparable for the 2007 and 2006 Quarters at $0.6 million and $0.4 million, respectively.

Minority interest. In March 2006 our subsidiary, White County Coal, LLC (White County Coal) and Alexander J. House (House) entered into a limited liability company agreement to form Mid-America Carbonates, LLC (MAC). MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FASB Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s portion of MAC’s net loss was $63,000 and $53,000 for the 2007 and 2006 Quarters, respectively, and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2007 Quarter Segment Adjusted EBITDA increased $5.1 million, or 7.8%, to $70.9 million from 2006 Quarter Segment Adjusted EBITDA of $65.8 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2007	2006
Segment Adjusted EBITDA
Illinois Basin	$51,826	$47,911	$3,915	8.2%
Central Appalachia	9,200	7,114	2,086	29.3%
Northern Appalachia	10,216	9,422	794	8.4%
Other and Corporate	(327)	1,314	(1,641)	(3)

Total Segment Adjusted EBITDA (1)	$70,915	$65,761	$5,154	7.8%

Tons sold
Illinois Basin	4,519	4,409	110	2.5%
Central Appalachia	851	793	58	7.3%
Northern Appalachia	860	943	(83)	(8.8)%
Other and Corporate	—	19	(19)	(3)

Total tons sold	6,230	6,164	66	1.1%

Coal sales
Illinois Basin	$154,060	$150,990	$3,070	2.0%
Central Appalachia	49,244	42,384	6,860	16.2%
Northern Appalachia	39,108	28,999	10,109	34.9%
Other and Corporate	—	6,429	(6,429)	(3)

Total coal sales	$242,412	$228,802	$13,610	5.9%

Other sales and operating revenues
Illinois Basin	$6,687	$3,193	$3,494	(3)
Central Appalachia	—	—	—	—
Northern Appalachia	1,121	513	608	(3)
Other and Corporate	1,168	1,266	(98)	(7.7)%

Total other sales and operating revenues	$8,976	$4,972	$4,004	80.5%

Segment Adjusted EBITDA Expense
Illinois Basin	$108,922	$106,272	$2,650	2.5%
Central Appalachia	40,044	35,268	4,776	13.5%
Northern Appalachia	30,012	20,090	9,922	49.4%
Other and Corporate	1,495	6,383	(4,888)	(76.6)%

Total Segment Adjusted EBITDA Expense (2)	$180,473	$168,013	$12,460	7.4%

(1)	Segment Adjusted EBITDA is defined as income before income taxes, cumulative effect of accounting change, minority interest, interest expense, interest income, depreciation, depletion and amortization and general and administrative expense. Segment Adjusted EBITDA is reconciled to net income below.
(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases, and other income. Pass through transportation expenses and net gains from insurance settlement are excluded.
(3)	Percentage increase was greater than or equal to 100%.

Illinois Basin – Segment Adjusted EBITDA for the 2007 and 2006 Quarters, as defined in reference (1) to the table above, increased 8.2% or $3.9 million to $51.8 million in the 2007 Quarter, from $47.9 million in the 2006 Quarter. This increase is primarily the result of a 2.5% increase in tons sold and a $3.5 million increase in other sales and operating revenues in the 2007 Quarter as compared to the 2006 Quarter. Coal sales increased $3.1 million or 2.0% to $154.1 million in the 2007 Quarter, as compared to $151.0 million in the 2006 Quarter, as the result of an increase in tons sold of 110,000 tons, which was primarily driven by increased production at the Elk Creek mine, increased production due to improved mining and geologic conditions at the Pattiki mine, and partially offset by reduced production due to adverse geologic conditions at the Dotiki mine. Other sales and operating revenues increased $3.5 million, primarily due to higher rental and service fees associated with increased volumes at third-party coal synfuel facilities in the 2007 Quarter. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Quarter increased 2.5% to $108.9 million from $106.3 million in the 2006 Quarter. The increase in the 2007 Quarter Segment Adjusted EBITDA Expense compared to the 2006 Quarter reflects the impact of the cost increases described above under consolidated operating expenses, and costs associated with higher coal production volumes, partially offset by certain favorable operating tax adjustments and net gains of $2.8 million from the sale of surplus equipment.

Central Appalachia – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, increased $2.1 million to $9.2 million; compared to the 2006 Quarter Segment Adjusted EBITDA of $7.1 million. Coal sales increased $6.9 million, primarily reflecting an 8.4% increase in average coal sales price to $57.92 per ton in the 2007 Quarter, as compared to $53.42 per ton in the 2006 Quarter, and secondarily reflecting increased tons sold as a result of improved mining conditions at the MC Mining mine. Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Quarter increased 13.5% to $40.0 million from $35.3 million in the 2006 Quarter. The average Segment Adjusted EBITDA Expense per ton sold during the 2007 Quarter was $47.10, an increase of $2.65 per ton, or 6.0%, as compared to $44.45 per ton in the 2006 Quarter. The increase in Segment Adjusted EBITDA Expense was primarily a result of higher operating expenses associated with compliance with the new mine safety standards, increased purchased coal volume, as well as other cost increases described above under consolidated operating expenses, partially offset by certain favorable operating tax adjustments.

Northern Appalachia – Segment Adjusted EBITDA for the 2007 Quarter, as defined in reference (1) to the table above, increased $0.8 million, or 8.4%, to $10.2 million as compared to the 2006 Quarter Segment Adjusted EBITDA of $9.4 million. The increase was primarily attributable to higher average coal sales prices in Northern Appalachia of $45.46 per ton during the 2007 Quarter as compared to $30.78 per ton during the 2006 Quarter, which are the result of new coal sales contracts reflecting the impact of the anticipated higher operating costs at the Mountain View mining operation. This increase in coal sales prices was offset by a higher Segment Adjusted EBITDA Expense per ton of $34.89 during the 2007 Quarter as compared to $21.32 per ton during the 2006 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (2) to the above table), as a result of the transition, completed during the 2006 fourth quarter, from the Mettiki D-Mine longwall operation in Maryland to the new Mountain View longwall operation in West Virginia. Higher Segment Adjusted EBITDA expense per ton in Northern Appalachia primarily reflects higher trucking costs, West Virginia severance taxes, the loss of certain Maryland state tax benefits and among other factors.

Other and Corporate – The decrease in Segment Adjusted EBITDA Expense as defined in reference (2) to the above table primarily reflects lower operating expenses for the 2007 Quarter attributable to lower brokerage coal purchases associated with the ICG agreement referred to above under consolidated operating expenses, partially offset by increased expenses associated with higher outside services revenue.

The following is a reconciliation of Segment Adjusted EBITDA to net income (in thousands):

	Three Months Ended September 30,
	2007	2006
Segment Adjusted EBITDA	$70,915	$65,761

General and administrative	(7,175)	(7,391)
Depreciation, depletion and amortization	(21,804)	(17,273)
Interest expense, net	(2,764)	(2,158)
Income tax expense	(550)	(352)
Minority interest	63	53

Net income	$38,685	$38,640

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

We reported net income for the 2007 Period of $130.5 million, an increase of 2.4% over the 2006 Period. Increased results for the 2007 Period were primarily attributable to the final settlement with our insurance underwriters for claims relating to the MC Mining Mine Fire Incident (Please read “MC Mining Mine Fire” below), which resulted in a $12.3 million increase to income in the 2007 Period, higher coal sales volumes and higher average coal sales prices. The benefits were partially offset by increased compliance costs and reduced productivity associated with the implementation of recently enacted mine safety regulations and increased operating expenses associated with an additional 851,000 tons sold.

	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(per ton sold)
Tons sold	18,687	17,836	N/A	N/A
Tons produced	18,278	18,164	N/A	N/A
Coal sales	$723,646	$652,527	$38.72	$36.58
Operating expenses and outside purchases	$539,424	$469,347	$28.87	$26.31

Coal sales. Coal sales increased 10.9% to $723.6 million for the 2007 Period from $652.5 million for the 2006 Period. The increase of $71.1 million reflects higher coal sales prices (contributing $40.0 million of the increase) and higher sales volumes (contributing $31.1 million of the increase). Tons sold increased 4.8% to 18.7 million tons for the 2007 Period from 17.8 million tons for the 2006 Period. Tons produced increased to 18.3 million tons for the 2007 Period from 18.2 million tons for the 2006 Period.

Operating expenses. Operating expenses increased 14.7% to $521.8 million for the 2007 Period from $455.1 million for the 2006 Period. The increase of $66.7 million resulted from an increase in operating expenses associated with an additional 824,000 produced tons sold as well as the following specific factors:

•	Labor and benefit costs increased $23.2 million reflecting increased headcount, due to capacity expansion, pay rate increases, and increased workers compensation and health care costs;

•

Material and supplies and maintenance costs increased $16.8 million and $6.7 million, respectively, reflecting increased production and increased costs for certain products and services used in the mining process, as well as, higher costs associated with compliance with recently enacted mine safety regulations. In addition to the impact on materials and supplies and maintenance costs during the 2007 Period, recently enacted federal and state mine safety regulations have resulted in reduced productivity and increased mine administrative expenses;

•

Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $8.6 million and included the impact of West Virginia severance tax on coal sold from the Mountain View mine as compared to Maryland. We completed the transition of longwall operations to the Mountain View mine in West Virginia from the depleted Mettiki D-Mine in Maryland in the fourth quarter of 2006;

•

The 2006 Period operating expenses were reduced by $11.1 million reflecting capitalized costs net of revenues received for incidental coal production during mine development. In 2007, there was no incidental coal production associated with mine development. See Note 9. Mine Development to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q;

•

Reduced expenses of $4.8 million in the 2007 Period as compared to the 2006 Period were associated with the purchase and sale of more coal during the 2006 Period under a settlement agreement we entered into with ICG, LLC (ICG) in November 2005. Consistent with the guidance in the FASB’s EITF No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty, Pontiki Coal’s sale of coal to ICG and Alliance Coal’s purchase of coal from ICG pursuant to that settlement agreement are combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki Coal’s sales price to ICG is reported as an operating expense. We fully satisfied our coal sales agreement with ICG;

•

Reduced tax credit benefit of $5.7 million in the 2007 Period was due to reduced coal production in Maryland. (See comments above concerning production taxes and royalties and depletion of the Mettiki D-Mine in Maryland); and

•	The 2007 Period benefited from net gains of $3.6 million realized from sales of surplus equipment.

General and administrative. General and administrative expenses increased to $23.4 million for the 2007 Period from $21.6 million for the 2006 Period. The increase of $1.8 million was primarily attributable to increased headcount and related salary and benefit expenses.

Other sales and operating revenues. Other sales and operating revenues increased 31.8% to $28.8 million for the 2007 Period from $21.9 million for the 2006 Period. The increase of $6.9 million was primarily attributable to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities and revenue from outside services, partially offset by lower transloading revenues due to decreased volumes. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities.

Outside purchases. Outside purchases increased to $17.6 million for the 2007 Period from $14.3 million in the 2006 Period. This increase of $3.3 million was primarily attributable to an increase in outside purchases in our Central Appalachia region to supply new market opportunities partially offset by lower outside purchases in Northern Appalachia region.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $63.0 million for the 2007 Period from $48.3 million for the 2006 Period. The increase of $14.7 million is primarily attributable to additional depreciation expense associated with an increase in capital expenditures, particularly at our Elk Creek, Mountain View and Van Lear mines, and other infrastructure investments in recent years that have increased our production capacity.

Interest expense. Interest expense decreased to $8.7 million for the 2007 Period from $9.5 million for the 2006 Period. The decrease of $0.8 million was principally attributable to reduced interest expense associated with the August 2007 scheduled principal payment of $18.0 million on our senior notes, partially offset by increased interest expense under our revolving credit facility.

Interest income. Interest income decreased to $1.4 million for the 2007 Period from $2.5 million for the 2006 Period. The decrease of $1.1 million resulted from decreased interest income earned on marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006.

Transportation revenues and expenses. Transportation revenues and expenses each decreased to $28.4 million for the 2007 Period from $30.0 million for the 2006 Period. The decrease of $1.6 million was primarily attributable to lower average per ton transportation charge in the 2007 Period as compared to the 2006 Period, primarily driven by the location of our customers for which we arranged transportation. The decrease was partially offset by higher transported coal volumes in the 2007 Period. The cost of transportation services are passed through to our customers. Consequently, we do not realize any margin on transportation revenues.

Income before income taxes, cumulative effect of accounting change and minority interest. Income before income taxes, cumulative effect of accounting change and minority interest increased to $132.0 million for the 2007 Period from $128.9 million for the 2006 Period. The increase of $3.1 million reflects the impact of the changes in revenues and expenses described above.

Income tax expense. Income tax expense was comparable for the 2007 and 2006 Periods at $1.8 million and $1.7 million, respectively.

Cumulative effect of accounting change. The cumulative effect of accounting change of $0.1 million was attributable to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006.

Minority interest. In March 2006 White County Coal and House entered into a Limited Liability Company Agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FIN No. 46R. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s portion of MAC’s net loss was $230,000 and $96,000 for the 2007 and 2006 Periods, respectively, and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2007 Period Segment Adjusted EBITDA increased $20.0 million, or 9.7%, to $225.7 million from the 2006 Period Segment Adjusted EBITDA of $205.7 million. Segment Adjusted EBITDA, tons sold, coal sales, operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Nine Months Ended September 30,
	2007	2006	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$154,694	$146,606	$8,088	5.5%
Central Appalachia	46,036	30,761	15,275	49.7%
Northern Appalachia	24,731	24,172	559	2.3%
Other and Corporate	278	4,206	(3,928)	(93.4)%

Total Segment Adjusted EBITDA (1)	$225,739	$205,745	$19,994	9.7%

Tons sold
Illinois Basin	13,550	12,642	908	7.2%
Central Appalachia	2,608	2,674	(66)	(2.5)%
Northern Appalachia	2,529	2,501	28	1.1%
Other and Corporate	—	19	(19)	(3)

Total tons sold	18,687	17,836	851	4.8%

Coal sales
Illinois Basin	$462,423	$425,743	$36,680	8.6%
Central Appalachia	144,633	136,951	7,682	5.6%
Northern Appalachia	109,506	75,576	33,930	44.9%
Other and Corporate	7,084	14,257	(7,173)	(50.3)%

Total coal sales	$723,646	$652,527	$71,119	10.9%

Other sales and operating revenues
Illinois Basin	$21,971	$16,579	$5,392	32.5%
Central Appalachia	72	238	(166)	(69.7)%
Northern Appalachia	3,195	1,565	1,630	(3)
Other and Corporate	3,599	3,499	100	2.9%

Total other sales and operating revenues	$28,837	$21,881	$6,956	31.8%

Segment Adjusted EBITDA Expense
Illinois Basin	$329,700	$295,716	$33,984	11.5%
Central Appalachia	110,161	106,427	3,734	3.5%
Northern Appalachia	87,969	52,969	35,000	66.1%
Other and Corporate	10,405	13,551	(3,146)	(23.2)%

Total Segment Adjusted EBITDA Expense (2)	$538,235	$468,663	$69,572	14.8%

(1)	Segment Adjusted EBITDA is defined as income before income taxes, cumulative effect of accounting change and minority interest, interest expense and interest income, depreciation, depletion and amortization, and general and administrative expense. Segment Adjusted EBITDA is reconciled to net income below.
(2)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases, and other income. Pass through transportation expenses and net gains from insurance settlement are excluded.
(3)	Percentage increase was greater than or equal to 100%.

Illinois Basin – Segment Adjusted EBITDA for the 2007 Period, as defined in reference (1) to the table above, increased 5.5% to $154.7 million from the 2006 Period Segment Adjusted EBITDA of

$146.6 million. The increase of $8.1 million was primarily attributable to increased production capacity at the Elk Creek mine and an increase of $5.4 million in other sales and operating revenues, as compared to the 2006 Period. Coal sales increased by $36.7 million, or 8.6%, to $462.4 million during the 2007 Period as compared to $425.7 million in the 2006 Period. Increased coal sales in the 2007 Period reflect a higher average coal sales price per ton which increased $0.45 to $34.13 per ton (contributing $6.1 million of the increase in coal sales) and increased tons sold of 908,000 tons (contributing $30.6 million of the increase in coal sales). Other sales and operating revenues increased $5.4 million, primarily due to an increase in rental and service fees associated with increased volumes at third-party coal synfuel facilities in the 2007 Period. Please read “Summary” above for a discussion regarding the status of third-party coal synfuel facilities. Total Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Period increased 11.5% to $329.7 million from $295.7 million in the 2006 Period. On a per ton sold basis, the 2007 Period Segment Adjusted EBITDA Expense rose to $24.33 per ton, an increase of 4.0% over the 2006 Period Segment Adjusted EBITDA Expense per ton of $23.39. In addition to the increased tons sold, the increase in the 2007 Period Segment Adjusted EBITDA Expense compared to the 2006 Period primarily reflects the impact of cost increases described above under consolidated operating expenses. Further, the Illinois Basin costs have been negatively impacted during the 2007 Period by decreased saleable yield from raw coal production as a result of adverse geologic conditions encountered at Gibson County Coal, LLC (Gibson County Coal).

Central Appalachia – Segment Adjusted EBITDA for the 2007 Period, as defined in reference (1) to the table above, increased $15.2 million, or 49.7%, to $46.0 million as compared to the 2006 Period Segment Adjusted EBITDA of $30.8 million. This increase was primarily the result of the final settlement of the MC Mining Fire Incident, which resulted in a net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million. Please read “MC Mining Mine Fire” below. Coal sales for the 2007 and 2006 Periods totaling $144.6 million and $137.0 million, respectively, were favorably impacted by a higher average coal sales price per ton of $55.46 in the 2007 Period, an increase of $4.25 per ton or 8.3% over the 2006 Period average coal sales price per ton of $51.21 (resulting in $11.1 million increase in coal sales), partially offset by a decrease of 66,000 tons sold, or 2.5% (resulting in $3.4 million decrease in coal sales). Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, for the 2007 Period increased 3.5% to $110.2 million from $106.4 million in the 2006 Period. The average Segment Adjusted EBITDA Expense per ton during the 2007 Quarter was $42.24, an increase of $2.44 per ton, or 6.1% over the 2006 Period Segment Adjusted EBITDA Expense per ton of $39.80. The increase in Segment Adjusted EBITDA Expense per ton was primarily a result of higher operating expenses associated with the new mine safety standards and increased purchased coal volume, among other cost increases described above under consolidated operating expenses.

Northern Appalachia – Segment Adjusted EBITDA for the 2007 and 2006 Periods, as defined in reference (1) to the table above, were comparable at $24.7 million and $24.2 million, respectively. The net increase in Segment Adjusted EBITDA of $0.5 million reflects both an increase in the average sales price of $13.08 per ton to $43.30 per ton due to new coal sales contracts, as well as increased other sales and operating revenues of $1.6 million, partially offset by an increase in Segment Adjusted EBITDA Expense, as defined in reference (2) to the above table, of $13.60 per ton to $34.78 per ton during the 2007 Period as compared to $21.18 per ton during the 2006 Period. These variances reflect the impact of the higher operating costs from the transition of the Mettiki D-Mine longwall operation in Maryland to the new Mountain View longwall operation in West Virginia, as well as, higher contract sales prices. Other impacts on EBITDA for the 2007 Period as compared to the 2006 Period include the cost increases described above under consolidated operating expenses and a 1.1% increase in tons sold.

Other and Corporate – The decrease in Segment Adjusted EBITDA Expense as defined in reference (2) to the above table primarily reflects lower operating expenses for the 2007 Period attributable to lower brokerage coal purchases, associated with the ICG agreement referred to above under consolidated operating expenses, partially offset by increased expenses associated with higher outside services revenue.

The following is a reconciliation of Segment Adjusted EBITDA to net income (in thousands):

	Nine Months Ended September 30,
	2007	2006
Segment Adjusted EBITDA	$225,739	$205,745

General and administrative	(23,370)	(21,640)
Depreciation, depletion and amortization	(63,022)	(48,283)
Interest expense, net	(7,321)	(6,933)
Income taxes	(1,794)	(1,658)
Minority interest	230	96
Cumulative effect of accounting change	—	112

Net income	$130,462	$127,439

MC Mining Mine Fire

On June 18, 2007, we agreed to a full and final resolution of our insurance claims relating to a mine fire that occurred on or about December 25, 2004 at our MC Mining’s Excel No. 3 mine. This resolution included settlement of all expenses, losses and claims we incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds to us. In 2006 and 2005, we received partial advance payments on the claim totaling $16.2 million, part of which we recognized as an offset to operating expenses ($0.4 million and $10.7 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively), with the remaining $5.1 million of partial payments previously included in other current liabilities in our consolidated financial statements pending final claim resolution. In June 2007, as a result of this final resolution, we received additional cash payments of $7.2 million and recognized a net gain from insurance settlement of approximately $11.5 million, as well as a reduction in operating expenses of approximately $0.8 million.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities was $211.3 million for the 2007 Period compared to $184.5 million for the 2006 Period. The increase in cash provided by operating activities was primarily attributable to increased workers’ compensation liabilities, comparatively less of an increase in coal inventory and increased revenues partially offset by higher total operating expenses (excluding depreciation, depletion and amortization) associated with 851,000 additional tons sold, increased compliance costs, reduced production in response to an over supplied market in the 2007 Period and lost production associated with compliance with recently enacted federal and state mine safety regulations.

Net cash used in investing activities was $154.9 million for the 2007 Period compared to $95.7 million for the 2006 Period. The increased use of cash in the 2007 Period was primarily attributable to our acquisition of the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. (the Providence Reserve Acquisition). See Note 3 Acquisitions to the Unaudited Condensed

Consolidated Financial Statements included in “Item 1. Financial Statement (Unaudited)” of this Quarterly Report on Form 10-Q. Additionally, there was a net decrease in proceeds from marketable securities, which were substantially liquidated to fund increased capital expenditures during 2006 and timing differences in accounts payable and accrued liabilities related to capital expenditures and advances made on the Gibson County Coal rail project described under “Other” below, partially offset by a decrease in capital expenditures. The decrease in capital expenditures in the 2007 Period (excluding the Providence Reserve Acquisition) was primarily attributable to the completion of the Elk Creek and Mountain View mines during 2006. The 2007 Quarter also benefited from increased proceeds from the sale of surplus plant, property and equipment.

Including initial development capital for the River View mine, we are currently estimating total capital expenditures in 2007 to range from approximately $170.0 million to $180.0 million. We will continue to have significant future capital requirements over the long-term including remaining mine development at River View and future mine development capital for the previously announced Tunnel Ridge, LLC, Gibson South and Penn Ridge Coal, LLC properties. Future capital commitments for these mine developments are, however, dependent upon securing the required permits and coal sales agreements necessary to obtain final approval from the board of directors of our managing general partner (Board of Directors). We currently fund our capital expenditures with cash from operations and/or borrowings under our revolving credit facility, however, future capital commitments may require us to incur additional debt or seek additional equity capital. The availability of additional debt or equity capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations. Based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not anticipate that we will experience significant liquidity constraints in the foreseeable future.

Net cash used in financing activities was $74.1 million for the 2007 Period compared to $84.3 million for the 2006 Period. The reduced use of cash primarily was attributable to net borrowings under our revolving credit facility of $27.0 million in the 2007 Period used to partially finance the Providence Reserve Acquisition partially offset by an increase in distributions paid to partners in the 2007 Period.

Capital Expenditures

Capital expenditures decreased to $95.0 million in the 2007 Period from $142.0 million in the 2006 Period. See discussion of “Cash Flows” above concerning the decrease in capital expenditures.

Debt Obligations

Senior Notes and Credit Facility

Our Intermediate Partnership has $126.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in seven remaining equal annual installments of $18.0 million with interest payable semi-annually (Senior Notes). On September 25, 2007, our Intermediate Partnership entered into a $150.0 million revolving credit facility (ARLP Credit Facility), which expires in 2012. The ARLP Credit Facility amended the previous $100.0 million credit facility that would have expired in 2011. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of our Intermediate Partnership, as computed from time to time. As of September 30, 2007, the applicable margin for borrowings under the ARLP Credit Facility was 0.75% over London Interbank Offered Rate and the interest rate on the ARLP Credit Facility was 5.13%. Letters of credit can be issued under the ARLP Credit Facility not to exceed $100.0 million. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At September 30, 2007, we had $27.0 million of borrowings and $24.7 million of letters of credit outstanding under the ARLP Credit Facility. The deferred cost associated with the amended $100.0 million credit facility accounted for as prescribed by EITF No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, which states that if the borrowing capacity of a new arrangement is greater than or equal to the borrowing capacity of an old arrangement, the unamortized deferred costs associated with the old arrangement should be associated with the new arrangement and amortized over the life of the new arrangement.

The Senior Notes and ARLP Credit Facility are guaranteed by all of the subsidiaries of our Intermediate Partnership. The Senior Notes and ARLP Credit Facility contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The Senior Notes and the ARLP Credit Facility also require the Intermediate Partnership to remain in control of a certain amount of mineable coal relative to its annual production. In addition, the Senior Notes and the ARLP Credit Facility require the Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with the covenants of both the ARLP Credit Facility and Senior Notes at September 30, 2007.

We maintain specific agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At September 30, 2007, we had $30.6 million in letters of credit outstanding under these agreements. Our special general partner guarantees $5.0 million of these outstanding letters of credit.

On March 19, 2007, MAC entered into a secured line of credit (LOC) which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (Revolver) with ARLP. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. Due to the consolidation of MAC in accordance with FIN 46R, the intercompany transactions associated with the Revolver are eliminated.

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

Other

Gibson Rail Advances

In 2007, our subsidiary, Gibson County Coal has entered into contracts with CSX Transportation, Inc. (CSXT) and Norfolk Southern Railway Company (NS), pursuant to which Gibson County Coal is constructing a rail loop and the railroads are constructing connections and siding facilities, in order to provide Gibson County Coal access to CSXT and NS railways. Although these connections and siding facilities will be assets of the respective rail company, Gibson County Coal will advance up to approximately $8.0 million on a combined basis to CSXT and NS during 2007 toward the cost of construction of their infrastructure. These advances will be repaid to Gibson County Coal by rebates from CSXT and NS as coal is shipped on their respective railways. In addition, Gibson County Coal will also qualify for additional rebates from both CSXT and NS. The additional rebates will be credited to operating expenses in the consolidated income statement as earned under the terms of each agreement. As of September 30, 2007, Gibson County Coal had advanced $5.9 million in aggregate to CSXT and NS, which is recorded in other receivables and other long-term assets in our condensed consolidated balance sheet.

Insurance

During September 2007, we completed our annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2007. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, we have elected to retain a participating interest along with our insurance carriers at an average rate of approximately 14.7% in the overall $75.0 million commercial property program representing 35% of the primary $30.0 million layer and 2.5% of the second layer of $20.0 million in excess of the $30.0 million primary layer. We do not participate in the third layer of $25.0 million in excess of $50.0 million.

The 14.7% participation rate for this year’s renewal is consistent with our prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of our participation, we would be responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. We can make no assurances that we will not experience significant insurance claims in the future, which as a result of our level of participation in the commercial property program, could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

MINER Act

The Mine Improvement and New Emergency Response Act of 2006 (MINER Act) requires mine-specific emergency response plans, enhanced communication and tracking systems, and more available mine rescue teams, as well as significantly higher penalty assessments by the Mine Safety and Health Administration (MSHA) for noncompliance by mine operators. Coal producing states, including West Virginia, Illinois, and Kentucky, passed similar legislation in 2006. In December 2006, MSHA implemented several aspects of the MINER Act through promulgation of its final rule on Emergency Mine Evacuation, which includes requirements for increased availability and storage of self-contained self-rescue (SCSR) devices; improved emergency evacuation drills and SCSR training and the installation and maintenance of lifelines in underground coal mines. In April 2007, MSHA implemented new methods of calculation of penalty assessments, as required by the MINER Act, and in May 2007, MSHA adopted an Emergency Temporary Standard regulating construction and maintenance of mine seals. While the ultimate impact of these actions and the full cost of compliance remains unknown, during the 2007 Period we experienced reduced productivity and lost production and incurred increased capital expenditures and operating costs responding to these new laws and regulations, and continuing implementation of the MINER Act could result in further reductions in productivity and increased costs. In addition, future mine safety legislation also could impact our productivity and costs.

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

As of September 30, 2007, the estimated fair value of the Senior Notes was approximately $137.1 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2007. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the U.S. Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of September 30, 2007. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officers. Based on this evaluation, our Chief Executive and Chief Financial Officers believe the design and operation of these controls and procedures are effective to ensure that the ARLP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended September 30, 2007, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and our ability to respond to the competition;

•	fluctuation in coal prices, which could adversely affect our operating results and cash flows;

•	risks associated with the expansion of our operations and properties;

•	deregulation of the electric utility industry or the effects of any adverse change in the domestic coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	customer bankruptcies or cancellations or breaches of existing contracts;

•	customer delays or defaults in making payments;

•	fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations and other factors;

•	our productivity levels and margins that we earn on our coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine asset retirement obligations and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining our surety bonds for mine asset retirement obligations as well as workers’ compensation and black lung benefits;

•	coal market’s share of electricity generation;

•	prices of fuel that compete with or impact coal usage, such as oil or natural gas;

•	legislation, regulatory action and court decisions;

•	the impact from provisions of The Energy Policy Act of 2005;

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

The information in Note 2. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2006.

On April 24, 2006, we were served with a complaint from Mr. Ned Comer, et al., who we refer to as the plaintiffs, alleging that approximately 40 oil and coal companies, including us, which we refer to as the defendants, are liable to the plaintiffs for tortiously causing damage to plaintiffs’ property in Mississippi. The complaint was filed in the United States District Court, Southern District of Mississippi, Southern Division. The plaintiffs allege that the defendants’ greenhouse gas emissions caused global warming and resulted in the increase in the destructive capacity of Hurricane Katrina. On August 30, 2007, the court dismissed the plaintiffs’ complaint. On September 17, 2007 plaintiffs filed a notice of appeal of that dismissal to the United States Court of Appeals for the Fifth Circuit. We believe this complaint is without merit and we do not believe that an adverse decision in this litigation matter, if any, will have a material adverse effect on our business, financial position or results of operations.

On June 15, 2006, Mettiki Coal, LLC (Mettiki (MD)) was issued a Notice of Violation by the Maryland Department of the Environment (MDE) for alleged exceedances of permitted sulfur dioxide emissions. These alleged exceedances occurred between May 23, 2006 and June 12, 2006, at the Mettiki (MD) Thermal Coal Dryer associated with the longwall mining operation, located in Garrett County, Maryland. This self-reported violation was promptly corrected and Mettiki (MD) demonstrated to the satisfaction of MDE that it is in compliance with MDE regulations. On July 18, 2007 a consent decree was filed by the MDE which required Mettiki (MD) to pay a penalty assessment of $150,000. The assessment has been paid.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and JPMorgan Chase Bank, N.A. as Paying Agent and Citicorp USA, Inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed with the Commission on September 27, 2007, File No. 000-26823).

31.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 9, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 9, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 9, 2007.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer