Form 10-Q
period 2008-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2008-11-07
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, 36,613,458 Common Units are outstanding.

i

PART 1

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$269,733	$1,118
Trade receivables	103,440	92,667
Other receivables	5,524	3,399
Due from affiliates	168	139
Inventories	31,769	26,100
Advance royalties	4,452	4,452
Prepaid expenses and other assets	1,458	9,099

Total current assets	416,544	136,974

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,061,304	948,210
Less accumulated depreciation, depletion and amortization	(468,621)	(427,572)

Total property, plant and equipment, net	592,683	520,638

OTHER ASSETS:
Advance royalties	21,815	25,974
Other long-term assets	15,871	18,137

Total other assets	37,686	44,111

TOTAL ASSETS	$1,046,913	$701,723

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$70,023	$46,392
Due to affiliates	—	1,343
Accrued taxes other than income taxes	10,189	11,091
Accrued payroll and related expenses	21,005	15,180
Accrued interest	6,866	3,826
Workers’ compensation and pneumoconiosis benefits	8,038	8,124
Current capital lease obligation	358	377
Other current liabilities	9,788	6,754
Current maturities, long-term debt	18,000	18,000

Total current liabilities	144,267	111,087

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	440,000	136,000
Pneumoconiosis benefits	30,884	29,392
Workers’ compensation	46,594	44,150
Asset retirement obligations	55,236	54,903
Due to affiliates	1,319	1,295
Long-term capital lease obligation	873	1,135
Minority interest	903	507
Other liabilities	4,806	6,037

Total long-term liabilities	580,615	273,419

Total liabilities	724,882	384,506

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 36,613,458 and 36,550,659 units outstanding, respectively	618,012	607,777
General Partners’ deficit	(296,090)	(290,669)
Accumulated other comprehensive income	109	109

Total Partners’ capital	322,031	317,217

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,046,913	$701,723

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
SALES AND OPERATING REVENUES:
Coal sales	$269,318	$242,412	$800,043	$723,646
Transportation revenues	11,721	9,138	33,348	28,423
Other sales and operating revenues	4,751	8,976	12,211	28,837

Total revenues	285,790	260,526	845,602	780,906

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	199,321	176,857	583,302	521,814
Transportation expenses	11,721	9,138	33,348	28,423
Outside purchases	6,995	3,737	14,450	17,610
General and administrative	7,184	7,175	28,134	23,370
Depreciation, depletion and amortization	25,403	21,804	74,297	63,022
Gain on sale of coal reserves	—	—	(5,159)	—
Net gain from insurance settlement and other	—	—	(2,790)	(11,491)

Total operating expenses	250,624	218,711	725,582	642,748

INCOME FROM OPERATIONS	35,166	41,815	120,020	138,158

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2008 and 2007 of $182, $345, $484 and $1,008, respectively)	(8,134)	(3,037)	(14,372)	(8,697)
Interest income	2,118	273	2,413	1,376
Other income	231	121	698	1,189

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	29,381	39,172	108,759	132,026
INCOME TAX EXPENSE (BENEFIT)	92	550	(633)	1,794

INCOME BEFORE MINORITY INTEREST	29,289	38,622	109,392	130,232
MINORITY INTEREST (EXPENSE)	(153)	63	(396)	230

NET INCOME	$29,136	$38,685	$108,996	$130,462

GENERAL PARTNERS’ INTEREST IN NET INCOME	$11,512	$8,175	$32,331	$24,112

LIMITED PARTNERS’ INTEREST IN NET INCOME	$17,624	$30,510	$76,665	$106,350

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.48	$0.70	$2.04	$2.30

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.48	$0.70	$2.03	$2.28

DISTRIBUTIONS PAID PER COMMON UNIT	$0.66	$0.56	$1.83	$1.64

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC	36,613,458	36,550,659	36,601,769	36,547,305

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED	36,761,292	36,801,186	36,751,312	36,790,999

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$192,720	$211,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(122,887)	(95,017)
Changes in accounts payable and accrued liabilities	11,339	(9,297)
Proceeds from sale of property, plant and equipment	2,487	5,859
Proceeds from sale of coal reserves	7,159	—
Proceeds from insurance settlement for replacement assets	—	2,511
Proceeds from marketable securities	—	260
Payment for acquisition of coal reserves and other assets	(29,800)	(53,309)
Advances on Gibson rail project	—	(5,912)
Receipts of prior advances on Gibson rail project	1,645	—

Net cash used in investing activities	(130,057)	(154,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	350,000	—
Borrowings under revolving credit facilities	88,850	130,250
Payments under revolving credit facilities	(116,850)	(103,250)
Payments on capital lease obligation	(281)	(244)
Payment on long-term debt	(18,000)	(18,000)
Payment of debt issuance costs	(1,721)	(194)
Cash contributions by General Partners	866	91
Distributions paid to Partners	(96,912)	(82,756)

Net cash provided by (used in) financing activities	205,952	(74,103)

NET CHANGE IN CASH AND CASH EQUIVALENTS	268,615	(17,684)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,118	36,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$269,733	$19,105

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$11,538	$12,583

Income taxes	$—	$2,175

NON-CASH INVESTING ACTIVITY:
Purchase of property, plant and equipment	$16,385	$2,843

Non-cash contribution by general partner	$620	$—

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

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “ARLP.” ARLP was formed in May 1999 to acquire, upon completion of ARLP’s initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation (“ARH”), consisting of substantially all of ARH’s operating subsidiaries, but excluding ARH. ARH was previously owned by our current and former management. In June 2006, our special general partner, SGP, and its parent, ARH, became wholly-owned, directly and indirectly, by Joseph W. Craft, III, a director and the President and Chief Executive Officer of our managing general partner. SGP, a Delaware limited liability company, holds a 0.01% general partner interest in each of ARLP and the Intermediate Partnership. We lease certain assets, including coal reserves and certain surface facilities, owned by SGP.

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

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2008 and December 31, 2007, results of our operations for the three and nine months ended September 30, 2008 and 2007 and our cash flows for the nine months ended September 30, 2008 and 2007. All material intercompany transactions and accounts of the ARLP Partnership have been eliminated.

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

During September 2008, we completed our annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2008. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, we have elected to retain a participating interest in our commercial property insurance program at an average rate of approximately 14.7% in the overall $75.0 million of coverage, representing 22% of the primary $50.0 million layer. We do not participate in the second layer of $25.0 million in excess of $50.0 million.

The 14.7% participation rate for this year’s renewal is consistent with our prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence, of which, as a result of our participation, we are responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. We can make no assurances that we will not experience significant insurance claims in the future, which, as a result of our level of participation in the commercial property program, could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

At certain of our operations, property tax assessments for several years are under audit by various state tax authorities. We believe that we have recorded adequate liabilities based on reasonable estimates of any property tax assessments that may be ultimately assessed as a result of these audits.

3. ACQUISITIONS

On January 28, 2008, effective January 1, 2008, we acquired, through our subsidiary Alliance Resource Properties LLC (“Alliance Resource Properties”), additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land, LLC (“SGP Land”). SGP Land is a subsidiary of our special general partner and is indirectly owned by Mr. Craft. Because the acquisition was between entities under common control, it was accounted for at historical cost. At the time of our acquisition, these reserves were leased by SGP Land to our subsidiaries, Webster County Coal, LLC (“Webster County Coal”),

Warrior Coal, LLC (“Warrior”) and Hopkins County Coal, LLC (“Hopkins County Coal”) through mineral leases and sublease agreements, pursuant to which we had paid advance royalties of approximately $8.0 million that had not yet been recouped against production royalties. Those mineral leases and sublease agreements between SGP Land and our subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million paid to the base lessors, were eliminated upon consolidation of the Partnership’s financial statements. The purchase price of $13.3 million cash paid at closing was primarily attributable to the historical cost basis of the mineral rights included in property, plant and equipment. We financed this acquisition using a combination of existing cash on hand and borrowings under our revolving credit facility. Since this transaction was a related-party transaction, it was reviewed by the board of directors of our managing general partner (“Board of Directors”) and its conflicts committee (“Conflicts Committee”). Based upon these reviews, the Board of Directors and Conflicts Committee approved the transaction as fair and reasonable to us and our limited partners.

In June 2007, we acquired through our subsidiary, Alliance Resource Properties, the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of Consol Energy, Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. We financed the purchase using a combination of existing cash on hand and borrowings under our revolving credit facility. We are mining these reserves from our adjacent Dotiki and Warrior mining complexes. As a result of the purchase, we reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves. This acquisition represented an approximate 14% increase in our reserves at the acquisition date. During the three months ended September 30, 2008, we received a return of purchase price of $1.1 million due to title failures on a portion of these coal reserves and consequently, we reduced the cost basis in these coal reserves.

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

5. LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Credit facility	$—	$28,000
Senior notes	108,000	126,000
Series A senior notes	205,000	—
Series B senior notes	145,000	—

	458,000	154,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$440,000	$136,000

Credit Facility. On September 25, 2007, our Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of our Intermediate Partnership, as computed from time to time. For London Interbank Offered Rate (“LIBOR”) borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At September 30, 2008, we had $27.1 million of letters of credit outstanding with $122.9 million available for borrowing under the ARLP Credit Facility. We had no borrowings outstanding under the ARLP Credit Facility at September 30, 2008. We incur an annual commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., holds a 5%, or $7.5 million, commitment in our $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions including Lehman with no individual institution representing more than 11.3% of the $150 million revolving credit facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October, 2008. Although we have not made any borrowing requests since the bankruptcy filing by Lehman, we do not know if Lehman could, or would, fund its share of the commitment if requested. The obligations of the lenders under our credit facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

Senior Notes. Our Intermediate Partnership has $108.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in six remaining equal annual installments of $18.0 million with interest payable semi-annually (“Senior Notes”).

Series A Senior Notes. On June 26, 2008, our Intermediate Partnership entered into a Note Purchase Agreement (the “2008 Note Purchase Agreement”) with a group of institutional investors in a private placement offering. We issued $205.0 million of Series A Senior Notes, which bear interest at 6.28% and mature on June 26, 2015 with interest payable semi-annually.

Series B Senior Notes. On June 26, 2008, we issued under the 2008 Note Purchase Agreement $145.0 million of Series B Senior Notes, which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

The proceeds from the Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) were used to repay $21.5 million outstanding under the ARLP Credit Facility and pay expenses associated with the offering of the 2008 Senior Notes. The remaining proceeds will be used to fund the development of the River View LLC (“ River View”) and Tunnel Ridge, LLC (“Tunnel Ridge”) mining complexes and for other general working capital requirements. We incurred debt issuance costs of approximately $1.7 million associated with the 2008 Senior Notes, which have been deferred and will be amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio.

We were in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2008.

Other. We maintain agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At September 30, 2008, we had $29.0 million in letters of credit outstanding under these agreements. Our special general partner guarantees $5.0 million of these outstanding letters of credit.

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

The following table provides a summary of changes in fair value of our Level 3 workers’ compensation and long-term disability liabilities (included in other current and long-term liabilities) for the three and nine months ended September 30, 2008 (in thousands):

	Balance June 30, 2008	Accruals	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance September 30, 2008
Workers’ compensation liability	$54,243	4,116	(3,015)	765	(2,132)	$53,977
Long-term disability liability	2,570	—	(37)	46	(573)	2,006

	Balance December 31, 2007	Accruals	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance September 30, 2008
Workers’ compensation liability	$51,619	12,316	(8,944)	2,295	(3,309)	$53,977
Long-term disability liability	2,791	175	(153)	138	(945)	2,006

Valuation changes gain/loss related to the workers’ compensation and the long-term disability liabilities primarily represent valuation changes attributable to changes in the estimated liability for benefits associated with prior years or due to changes in interest rates and are recorded in operating expenses in our condensed consolidated statement of income.

At September 30, 2008 and December 31, 2007, respectively, the estimated fair value of our fixed rate term debt was $467.1 million and $136.6 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities. The increase in fair value of total debt during the nine months ended September 30, 2008 primarily reflects the issuance by our Intermediate Partnership of the 2008 Senior Notes aggregating $350 million in principal amount on June 26, 2008 (Note 5).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$29,136	$38,685	$108,996	$130,462
Adjustments:
General partner’s priority distributions	(12,587)	(7,553)	(32,201)	(21,942)
General partners’ 2% equity ownership	(360)	(622)	(1,565)	(2,170)
General partners’ special allocation of certain general and administrative expenses	1,435	—	1,435	—

Limited partners’ interest in net income	17,624	30,510	76,665	106,350

Additional earnings allocation to general partners	—	(4,919)	(1,981)	(22,372)

Net income available to limited partners under EITF No. 03-6	$17,624	$25,591	$74,684	$83,978

Weighted average limited partner units – basic	36,613	36,551	36,602	36,547

Basic net income per limited partner unit	$0.48	$0.70	$2.04	$2.30

Weighted average limited partner units – basic	36,613	36,551	36,602	36,547

Units contingently issuable:
Restricted units for Long-Term Incentive Plan	148	137	136	126
Directors’ compensation units	—	33	4	33
Supplemental Executive Retirement Plan	—	80	9	85

Weighted average limited partner units, assuming dilutive effect of restricted units	36,761	36,801	36,751	36,791

Diluted net income per limited partner unit	$0.48	$0.70	$2.03	$2.28

Our net income for partners’ capital purposes is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the close of each quarter. During August 2008, our managing general partner made a capital contribution of $1.4 million to us to fund certain expenses associated with our employee compensation programs. A special allocation of certain general and administrative expenses equal to the amount of our managing general partner’s contribution was made to our managing general partner. Net income allocated to the limited partners was not burdened by this expense. For purposes of computing basic and diluted net income per limited partner unit, in periods when our aggregate net income exceeds the aggregate distributions to unitholders for such periods, an increased amount of net income is allocated to the general partners for the additional pro forma priority income attributable to the application of EITF No. 03-6. On January 1, 2009, we will adopt the provisions of EITF 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships. We expect the adoption of EITF No. 07-4 will impact our presentation of earnings per unit (Note 10).

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

8. COMPENSATION PLANS

We have a Long-Term Incentive Plan (“LTIP”) for certain employees and directors of our managing general partner and its affiliates who perform services for us. The LTIP awards are of non-vested phantom units, which upon satisfaction of vesting requirements entitle the LTIP participant to receive ARLP common units. On January 29, 2008, the Compensation Committee determined that the vesting requirements for the 2005 grants of 92,730 restricted units (which is net of 21,660 forfeitures) had been satisfied as of January 1, 2008. As a result of this vesting, on February 21, 2008, we issued 62,799 unrestricted common units to LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the LTIP participants. On January 29, 2008, the Compensation Committee authorized additional grants up to 100,000 restricted units, of which 93,600 restricted units have been issued and will vest January 1, 2011, subject to the satisfaction of certain financial tests. The fair value of the 2008 grants, which is equal to the intrinsic value at the date of grant, was $36.11 per unit on a weighted average basis. LTIP expense was $0.7 million, $0.8 million, $2.2 million and $2.2 million, for the three and nine month periods ended September 30, 2008 and 2007, respectively. On October 28, 2008, the Compensation Committee authorized additional grants up to 152,445 restricted units of which 139,645 have been issued and will vest January 1, 2012, subject to satisfaction of certain financial tests. Although there were only 124,161 units available for issuance as of September 30, 2008, that number will increase to a sufficient amount when the 2006, 2007, and 2008 awards vest and are partially settled in cash to satisfy tax withholding obligations of the LTIP participants. The units forfeited or settled in cash are reloaded for future use as LTIP awards.

As of September 30, 2008, there was $4.0 million in total unrecognized compensation expense related to the non-vested LTIP grants. That expense is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2008, the intrinsic value of the non-vested LTIP grants was $8.0 million. As of September 30, 2008, the total obligation associated with the LTIP was $4.8 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$655	$859	$2,062	$2,576
Interest cost	682	566	1,987	1,700
Expected return on plan assets	(842)	(672)	(2,601)	(2,015)
Amortization of actuarial loss	—	65	—	194

Net periodic benefit cost	$495	$818	$1,448	$2,455

We typically make a single contribution to our Pension Plan in the third quarter of a year. We previously disclosed in our financial statements for the year ended December 31, 2007 that we expected to contribute $2.5 million to the Pension Plan in 2008. However, as we are currently in compliance with the Department of Labor’s pension guidelines, we are not required to make a contribution to the Pension Plan in 2008.

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

11. COMPREHENSIVE INCOME

The following table summarizes the effect of the amortization of actuarial loss related to our Pension Plan on other comprehensive income for the three and nine months ended September 30, 2008 and 2007, respectively, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$29,136	$38,685	$108,996	$130,462
Amortization of actuarial loss	—	65	—	194

Comprehensive income	$29,136	$38,750	$108,996	$130,656

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

The Illinois Basin segment is comprised of Webster County Coal’s Dotiki mine, Gibson County Coal, LLC’s Gibson North mine, Hopkins County Coal’s Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine, Warrior Coal’s Cardinal mine, Gibson County Coal (South), LLC’s (“Gibson South”) property, River View’s property and certain properties of Alliance Resource Properties (Note 3). In 2007, mine development began at our River View property. We are in the process of permitting our Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal, LLC’s Pond Creek and Van Lear mines, and MC Mining’s Excel No. 3 mine.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC, Mettiki Coal (WV) LLC’s Mountain View mine, two small mining operations where we sub-contract operations to third parties, and the Tunnel Ridge and Penn Ridge Coal, LLC (“Penn Ridge”) coal properties. We are in the process of developing the Tunnel Ridge property and permitting the Penn Ridge property for future mine development.

Other and Corporate includes marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”), Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties. Operating segment results for the three and nine months ended September 30, 2008 and 2007 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Operating segment results for the three months ended September 30, 2008:

Total revenues (2)	$181,276	$49,836	$51,262	$5,508	$(2,092)	$285,790
Segment Adjusted EBITDA Expense (3)	128,186	38,846	37,284	3,843	(2,074)	206,085
Segment Adjusted EBITDA (4)	45,068	10,998	10,270	1,666	(18)	67,984
Capital expenditures (5)	39,232	5,086	6,162	1,457	—	51,937

Operating segment results for the three months ended September 30, 2007:

Total revenues (2)	$166,732	$49,467	$43,160	$2,578	$(1,411)	$260,526
Segment Adjusted EBITDA Expense (3)	108,922	40,044	30,012	2,906	(1,411)	180,473
Segment Adjusted EBITDA (4)	51,826	9,200	10,216	(327)	—	70,915
Capital expenditures	18,286	3,908	3,000	653	—	25,847

Operating segment results for the nine months ended September 30, 2008:

Total revenues (2)	$549,831	$151,898	$136,015	$14,628	$(6,770)	$845,602
Segment Adjusted EBITDA Expense (3)	376,707	115,594	99,133	12,390	(6,770)	597,054
Segment Adjusted EBITDA (4)	149,824	39,047	26,881	7,397	—	223,149
Total assets	531,487	96,761	133,056	285,731	(122)	1,046,913
Capital expenditures (5)	99,223	9,004	11,826	2,834	—	122,887

Operating segment results for the nine months ended September 30, 2007:

Total revenues (2)	$502,514	$145,979	$121,730	$14,246	$(3,563)	$780,906
Segment Adjusted EBITDA Expense (3)	329,700	110,161	87,969	13,968	(3,563)	538,235
Segment Adjusted EBITDA (4)	154,694	46,036	24,731	278	—	225,739
Total assets	437,523	102,620	124,849	32,326	—	697,318
Capital expenditures (6)	68,856	10,367	13,318	2,476	—	95,017

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from Matrix Design and MAC to our mining operations.
(2)	Revenues included in the Other and Corporate column are primarily attributable to Mt. Vernon transloading revenues, administrative service revenues from affiliates, Matrix Design revenues and MAC rock dust revenues for the three and nine months ended September 30, 2008 and brokerage sales, Mt. Vernon transloading revenues, administrative service revenues from affiliates, and Matrix Design revenues for the three and nine months ended September 30, 2007.
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment Adjusted EBITDA Expense	$206,085	$180,473	$597,054	$538,235
Outside purchases	(6,995)	(3,737)	(14,450)	(17,610)
Other income	231	121	698	1,189

Operating expenses (excluding depreciation, depletion and amortization)	$199,321	$176,857	$583,302	$521,814

(4)	Segment Adjusted EBITDA is defined as income before income taxes, minority interest, interest income, interest expense, depreciation, depletion and amortization, and general and administrative expense. Consolidated Segment Adjusted EBITDA is reconciled to net income below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment Adjusted EBITDA	$67,984	$70,915	$223,149	$225,739
General and administrative	(7,184)	(7,175)	(28,134)	(23,370)
Depreciation, depletion and amortization	(25,403)	(21,804)	(74,297)	(63,022)
Interest expense, net	(6,016)	(2,764)	(11,959)	(7,321)
Income tax (expense) benefit	(92)	(550)	633	(1,794)
Minority interest (expense)	(153)	63	(396)	230

Net income	$29,136	$38,685	$108,996	$130,462

(5)	Capital expenditures for the three and nine months ended September 30, 2008 do not include acquisitions of coal reserves and other assets in the Illinois Basin of $16.5 million and $29.8 million, respectively, separately reported in our condensed consolidated statements of cash flows.
(6)	Capital expenditures for the nine months ended September 30, 2007 do not include acquisitions of coal reserves and other assets in the Illinois Basin of $53.3 million separately reported in our condensed consolidated statements of cash flows.

13. MINORITY INTEREST

In March 2006, White County Coal and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s equity ownership in the net assets of MAC was $0.9 million and $0.5 million at September 30, 2008 and December 31, 2007, respectively, which is recorded as minority interest on our condensed consolidated balance sheet.

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

14. RELATED-PARTY TRANSACTIONS

During August 2008, an affiliated entity controlled by Joseph W. Craft III contributed 25,898 common units of AHGP valued at approximately $0.6 million at the time of contribution and $0.8 million of cash to AHGP for the purpose of funding certain expenses associated with our employee compensation programs. Upon AHGP’s receipt of this contribution, it immediately contributed the same to its subsidiary MGP, our managing general partner, which in turn contributed the same to our subsidiary

Alliance Coal. Concurrent with this contribution, Alliance Coal distributed the 25,898 common units of AHGP to certain employees and recognized $1.4 million in compensation expense. As provided under our partnership agreement, we made a special allocation to our managing general partner of certain general and administrative expenses equal to the amount of its contribution (Note 7).

In January 2008, we acquired additional rights to approximately 48.2 million tons of coal reserves from SGP Land (Note 3).

15. SUBSEQUENT EVENTS

On October 27, 2008, we declared a quarterly distribution for the quarter ended September 30, 2008, of $0.70 per unit, totaling approximately $38.7 million (which includes our managing general partner’s incentive distributions), on all common units outstanding, payable on November 14, 2008 to all unitholders of record as of November 7, 2008. Other than the Compensation Committee’s approval of additional unit awards described in Note 8, there were no other subsequent events.

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

Summary

We are a diversified producer and marketer of coal to major United States utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become what we believe to be the fifth largest coal producer in the eastern United States. We currently operate eight mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. We are constructing mining complexes in Kentucky and West Virginia, and also operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers, and we have contractual commitments for substantially all of our remaining 2008 production.

We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern United States. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

•

Illinois Basin segment is comprised of Webster County Coal, LLC’s (“Webster County Coal”) Dotiki mine, Gibson County Coal, LLC’s Gibson North mine, Hopkins County Coal, LLC’s (“Hopkins County Coal”) Elk Creek mine, White County Coal, LLC’s (“White County Coal”) Pattiki mine and Warrior Coal, LLC’s (“Warrior Coal”) Cardinal mine, Gibson County Coal (South), LLC’s (“Gibson South”) property, River View Coal, LLC’s (“River View”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”). In 2007, mine development began at the River View property. We are in the process of permitting the Gibson South property for future mine development.

•	Central Appalachian segment is comprised of Pontiki Coal, LLC’s (“Pontiki Coal”) Pond Creek and Van Lear mines, and MC Mining, LLC’s (“MC Mining”) Excel No. 3 mine.

•

Northern Appalachian segment is comprised of Mettiki Coal, LLC, Mettiki Coal (WV) LLC’s Mountain View mine, two small third-party mining operations, and the Tunnel Ridge, LLC (“Tunnel Ridge”) and Penn Ridge Coal, LLC (“Penn Ridge”) coal properties. We are in the process of developing the Tunnel Ridge property and permitting the Penn Ridge property for future mine development.

•

Other and Corporate segment includes marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”), Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties.

Expiration of Federal Non-Conventional Source Fuel Tax Credit

Historically, we received material revenues from coal sales, rental, marketing and other services provided under synfuel-related agreements at three of our mining operations. As anticipated, operations at these third-party synfuel facilities ended in December 2007 as the federal non-conventional source fuel tax credits expired. As a result, we no longer sell coal to the synfuel operators, but instead sell that coal directly to our customers, including (but not exclusively) Louisville Gas and Electric Company, Seminole Electric Cooperative, Inc, Tennessee Valley Authority and Virginia Electric and Power Company, each of which individually accounted for 10% or more of our total revenues for the three months ended September 30, 2008 (“2008 Quarter”) and nine months ended September 30, 2008 (“2008 Period”).

Results of Operations

Comparison of our operating results for the 2008 Quarter and the three months ended September 30, 2007 (“2007 Quarter”) and the 2008 Period and the nine months ended September 30, 2007 (“2007 Period”) is affected by the following significant items:

•	Gain on sale of non-core coal reserves of $5.2 million in the 2008 Period;

•

Gain of $1.9 million on settlement of claims relating to the 2005 failure of the vertical belt system (the “Vertical Belt Incident”) at our Pattiki mine in the 2008 Period recorded as a reduction to operating expenses. The Vertical Belt Incident temporarily idled our Pattiki mine in June and July of 2005 following the failure of the vertical conveyor belt system used in conveying raw coal out of the mine. The 2008 Period gain resulted from a settlement reached with the third-party installer of the vertical belt system and represents a partial recovery of expenses incurred in 2005;

•

Gain of $2.8 million on settlement of claims against the third-party that provided security services at the time of the December 2004 MC Mining mine fire (“MC Mining Fire Incident”) was recognized in the 2008 Period. Additionally, in the 2007 Period we recognized a net gain of $11.5 million from an insurance settlement of claims relating to the MC Mining Fire Incident as well as a reduction in operating expenses of approximately $0.8 million. Please read “–MC Mining Mine Fire” below;

•

The 2007 Quarter and the 2007 Period realized net income of approximately $8.0 million and $24.9 million, respectively, from various coal synfuel-related agreements. The expiration of the federal non-conventional source fuel tax credit and its impact on our results of operations are discussed in more detail above; and

•

The 2007 Quarter and the 2007 Period benefited from net gains of $2.8 million and $3.6 million, respectively, realized from sales of surplus equipment as compared to net gains of $0.8 million in the 2008 Quarter and the 2008 Period.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

We reported net income of $29.1 million for the 2008 Quarter compared to $38.7 million for the 2007 Quarter. This decrease of $9.6 million was principally due to the expiration of the non-conventional synfuel tax credits on December 31, 2007, higher depreciation, depletion and amortization resulting from capital expenditures associated with our growth initiatives and increased interest expense, net of interest income due to our $350 million private placement of Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) in June 2008, partially offset by improved coal sales. Our synfuel-related arrangements and the 2008 Senior Notes are discussed in more detail above under “–Summary” and below under “–Debt Obligations,” respectively. We had tons sold and tons produced of 6.6 million for the 2008 Quarter compared to 6.2 million tons sold and 6.1 million tons produced for the 2007 Quarter. Increased operating expenses during the 2008 Quarter primarily reflect the increase in tons produced, as well as higher regulatory compliance costs and other factors described below.

	Three Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(per ton sold)
Tons sold	6,603	6,230	N/A	N/A
Tons produced	6,561	6,083	N/A	N/A
Coal sales	$269,318	$242,412	$40.79	$38.91
Operating expenses and outside purchases	$206,316	$180,594	$31.25	$28.99

Coal sales. Coal sales for the 2008 Quarter increased 11.1% to $269.3 million from $242.4 million for the 2007 Quarter. The increase of $26.9 million reflected tons sold of 6.6 million (contributing $14.5 million of the increase) for the 2008 Quarter compared to 6.2 million for the 2007 Quarter and record average coal sales prices (contributing $12.4 million of the increase). Tons produced increased 7.9% to 6.6 million tons for the 2008 Quarter from 6.1 million tons for the 2007 Quarter.

Operating expenses. Operating expenses increased 12.7% to $199.3 million for the 2008 Quarter from $176.9 million for the 2007 Quarter. The increase of $22.4 million resulted from an increase in operating expenses associated with additional 297,000 produced tons sold as well as the following specific factors:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation costs which decreased $5.7 million primarily reflecting discount rate changes, increased to $9.63 per ton in the 2008 Quarter from $8.81 per ton in the 2007 Quarter. This increase of $0.82 per ton represents pay rate and benefit increases, increased health care costs, increased headcount due to capacity expansion and increased regulatory compliance;

•

Material and supplies, and maintenance expenses per ton produced increased 17.9% and 16.8%, respectively, to $10.46 and $3.48 per ton, respectively, in the 2008 Quarter from $8.87 and $2.98 per ton, respectively, in the 2007 Quarter. The respective increases of $1.59 and $0.50 per ton produced resulted from increased costs for certain products and services (particularly roof support, power, fuel and other consumables) used in the mining process, as well as reduced productivity and higher compliance costs associated with more stringent regulatory enforcement in addition to increased coal transportation costs and water treatment costs in our Northern Appalachian region; and

•	The 2007 Quarter operating expenses benefited from a net gain of $2.8 million realized from the sale of surplus equipment.

General and administrative. General and administrative expenses were comparable at $7.2 million for both the 2008 Quarter and the 2007 Quarter.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services and administrative services revenue from affiliates. The 2007 Quarter also includes rental and service fees from third-party coal synfuel facilities. Other sales and operating revenues decreased to $4.8 million for the 2008 Quarter from $9.0 million for the 2007 Quarter. The decrease of $4.2 million was primarily attributable to the loss of $6.8 million of synfuel-related benefits due to the expiration of the non-conventional synfuel tax credits on December 31, 2007, partially offset by increased revenues from transloading services and MAC and Matrix Design product sales. Our synfuel-related arrangements are discussed in more detail above under “–Summary.”

Outside purchases. Outside purchases increased to $7.0 million for the 2008 Quarter from $3.7 million in the 2007 Quarter. The increase of $3.3 million was primarily attributable to an increase in outside purchases in the Northern Appalachian region to supply attractive opportunities in the spot and export markets, partially offset by decreased outside purchases in our Illinois Basin and Central Appalachian regions.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $25.4 million for the 2008 Quarter from $21.8 million for the 2007 Quarter. The increase of $3.6 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects, reserve acquisitions and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest increased to $8.1 million for the 2008 Quarter from $3.0 million for the 2007 Quarter. The increase of $5.1 million was principally attributable to increased interest expense resulting from the 2008 Senior Notes, partially offset by reduced interest expense from our August 2008 principal repayment of $18.0 million on our original senior notes issued in 1999. The 2008 Senior Notes are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income increased to $2.1 million for the 2008 Quarter from $0.3 million for the 2007 Quarter. The increase of $1.8 million resulted from interest income earned on short-term investments purchased with funds received from our issuance of the 2008 Senior Notes, which is discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses each increased to $11.7 million for the 2008 Quarter compared to $9.1 million for the 2007 Quarter. The increase of $2.6 million was primarily attributable to average transportation rates that were 27.7% higher on a per ton basis in the 2008 Quarter compared to the 2007 Quarter. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

Income before income taxes and minority interest. Income before income taxes and minority interest for the 2008 and 2007 Quarters was $29.4 million and $39.2 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax expense for the 2008 Quarter was $92,000 compared to income tax expense of $550,000 for the 2007 Quarter. The income tax expense for the 2008 Quarter was primarily due to operating income associated with Matrix Design, a business owned by our subsidiary,

Alliance Services, Inc. (“ASI”). The 2007 Quarter income tax expense was impacted by ASI’s receipt of a material amount of income from services we provided to a third-party coal synfuel facility, which ceased operations on December 31, 2007 with the expiration of the synfuel tax credits Our synfuel-related arrangements are discussed in more detail above under “–Summary.”

Minority interest. In March 2006 our subsidiary, White County Coal and Alexander J. House (“House”) entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s portion of MAC’s net income and net loss was $153,000 and $63,000 for the 2008 Quarter and the 2007 Quarter, respectively, and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2008 Quarter Segment Adjusted EBITDA decreased $2.9 million, or 4.1%, to $68.0 million from 2007 Quarter Segment Adjusted EBITDA of $70.9 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended September 30,
	2008	2007	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$45,068	$51,826	$(6,758)	(13.0)%
Central Appalachia	10,998	9,200	1,798	19.5%
Northern Appalachia	10,270	10,216	54	0.5%
Other and Corporate	1,666	(327)	1,993	(1)
Elimination	(18)	—	(18)	—

Total Segment Adjusted EBITDA (2)	$67,984	$70,915	$(2,931)	(4.1)%

Tons sold
Illinois Basin	4,934	4,519	415	9.2%
Central Appalachia	810	851	(41)	(4.8)%
Northern Appalachia	859	860	(1)	(0.1)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	6,603	6,230	373	6.0%

Coal sales
Illinois Basin	$173,096	$154,060	$19,036	12.4%
Central Appalachia	49,829	49,244	585	1.2%
Northern Appalachia	46,393	39,108	7,285	18.6%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total coal sales	$269,318	$242,412	$26,906	11.1%

Other sales and operating revenues
Illinois Basin	$158	$6,687	$(6,529)	(97.6)%
Central Appalachia	15	—	15	—
Northern Appalachia	1,161	1,121	40	3.6%
Other and Corporate	5,508	2,579	2,929	(1)
Elimination	(2,091)	(1,411)	(680)	(48.2)%

Total other sales and operating revenues	$4,751	$8,976	$(4,225)	(47.1)%

Segment Adjusted EBITDA Expense
Illinois Basin	$128,186	$108,922	$19,264	17.7%
Central Appalachia	38,846	40,044	(1,198)	(3.0)%
Northern Appalachia	37,284	30,012	7,272	24.2%
Other and Corporate	3,843	2,906	937	32.2%
Elimination	(2,074)	(1,411)	(663)	(47.0)%

Total Segment Adjusted EBITDA Expense (3)	$206,085	$180,473	$25,612	14.2%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization and minority interest. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the above explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (in thousands):

	Three Months Ended September 30,
	2008	2007
Segment Adjusted EBITDA	$67,984	$70,915

General and administrative	(7,184)	(7,175)
Depreciation, depletion and amortization	(25,403)	(21,804)
Interest expense, net	(6,016)	(2,764)
Income tax (expense) benefit	(92)	(550)
Minority interest (expense)	(153)	63

Net income	$29,136	$38,685

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers, and consequently we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Three Months Ended September 30,
	2008	2007
Segment Adjusted EBITDA Expense	$206,085	$180,473
Outside purchases	(6,995)	(3,737)
Other income	231	121

Operating expense (excluding depreciation, depletion and amortization)	$199,321	$176,857

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased 13.0%, or $6.7 million to $45.1 million in the 2008 Quarter, from $51.8 million in the 2007 Quarter. This decrease was primarily the result of the loss of synfuel related benefits as discussed above partially offset by increased coal sales. The increase in coal sales in the 2008 Quarter of $19.0 million or 12.4%, to $173.1 million, as compared to $154.1 million in the 2007 Quarter reflects an increase of 415,000 tons sold to 4.9 million in the 2008 Quarter compared to 4.5 million tons in the 2007 Quarter, which was driven by increased production capacity at the Elk Creek mine and increased production at the Gibson and Warrior mines. Other sales and operating revenues decreased $6.5 million primarily due to the expiration of the non-conventional synfuel-related tax credits on December 31, 2007 and the resulting loss of benefits derived from supplying third-party coal synfuel facilities with coal feedstock and related services. Our synfuel-related arrangements are discussed in more detail above under “–Summary.” Total Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Quarter increased 17.7% to $128.2 million from $108.9 million in the 2007 Quarter. The increase in the 2008 Quarter Segment Adjusted EBITDA Expense compared to the 2007 Quarter reflects the impact of the cost increases described above under consolidated operating expenses and costs associated with higher produced tons sold. The 2007 Quarter Segment Adjusted EBITDA Expense also benefited from certain favorable operating tax adjustments and net gains of $2.8 million from the sale of surplus equipment.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased $1.8 million to $11.0 million for the 2008 Quarter compared to the 2007 Quarter Segment Adjusted EBITDA of $9.2 million. The increase was primarily the result of improved contract pricing and increased sales in a higher priced spot market, resulting in an average coal sales price increase of 6.2% to $61.52 per ton in the 2008 Quarter, as compared to $57.92 per ton in the 2007 Quarter. Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Quarter decreased 3.0% to $38.8 million from $40.0 million in the 2007 Quarter reflecting lower produced tons sold and decreased workers compensation costs partially offset by cost increases described above under consolidated operating expenses and certain favorable operating tax adjustments in the 2007 Quarter. The Segment Adjusted EBITDA Expense per ton sold during the 2008 Quarter was $47.96, an increase of 1.8%, as compared to $47.10 per ton in the 2007 Quarter. The increase in the 2008 Quarter Segment Adjusted EBITDA Expense per ton sold compared to the 2007 Quarter reflects the impact of the cost increases described above.

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 0.5%, to $10.3 million for the 2008 Quarter as compared to the 2007 Quarter Segment Adjusted EBITDA of $10.2 million. The increase was primarily attributable to a higher average coal sales price of $54.00 per ton during the 2008 Quarter as compared to $45.46 per ton during the 2007 Quarter, resulting from higher priced sales in the spot and export markets during the 2008 Quarter. This increase in coal sales prices was offset by a higher Segment Adjusted EBITDA Expense per ton sold during the 2008

Quarter of $43.40, an increase of $8.51 per ton, or 24.4%, as compared to $34.89 per ton in the 2007 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in Segment Adjusted EBITDA Expense per ton sold was primarily a result of higher purchased coal expense and lower production in the 2008 Quarter reflecting the timing of the longwall move at the Mountain View mine and sandstone intrusions encountered in the 2008 Quarter, in addition to increased coal transportation cost, water treatment and contract mining expenses and other cost increases described above under “–Summary – Operating expenses.”

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, increased to $1.7 million in the 2008 Quarter from a loss of $0.3 million in the 2007 Quarter primarily due to increased outside services revenue and product sales. The increase in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects increased expenses associated with higher outside services revenue and product sales.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

We reported net income of $109.0 million for the 2008 Period compared to $130.5 million for the 2007 Period. This decrease of $21.5 million was principally due to the significant items discussed above at the beginning of “Results of Operations,” higher depreciation, depletion and amortization resulting from capital expenditures associated with our growth initiatives and increased interest expense, net of interest income resulting from the 2008 Senior Notes, partially offset by improved coal sales. The 2008 Senior Notes are discussed in more detail below under “–Debt Obligations,”. We had record tons sold and tons produced of 20.2 million and 19.9 million, respectively, for the 2008 Period compared to 18.7 million tons sold and 18.3 million tons produced for the 2007 Period. Increased operating expenses during the 2008 Period primarily reflected record tons produced and higher sales related expenses resulting from record tons sold, as well as higher regulatory compliance costs and other factors described below.

	Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(per ton sold)
Tons sold	20,219	18,687	N/A	N/A
Tons produced	19,893	18,278	N/A	N/A
Coal sales	$800,043	$723,646	$39.57	$38.72
Operating expenses and outside purchases	$597,752	$539,424	$29.56	$28.87

Coal sales. Coal sales for the 2008 Period increased 10.6% to $800.0 million from $723.6 million for the 2007 Period. The increase of $76.4 million reflected record tons sold of 20.2 million (contributing $59.3 million of the increase) for the 2008 Period compared to 18.7 million for the 2007 Period and record average coal sales prices (contributing $17.1 million of the increase). Tons produced increased 8.8% to a record 19.9 million tons for the 2008 Period from 18.3 million tons for the 2007 Period.

Operating expenses. Operating expenses increased 11.8% to $583.3 million for the 2008 Period from $521.8 million for the 2007 Period. The increase of $61.5 million resulted from increased operating expenses associated with additional 1.7 million produced tons sold as well as the following specific factors:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation costs which decreased $10.0 million primarily reflecting discount rate changes and claim reserve, increased to $9.17 per ton in the 2008 Period from $8.72 per ton in the 2007 Period. This increase of $0.45 per ton represents pay rate and benefit increases, increased health care costs, increased headcount due to capacity expansion and increased regulatory compliance;

•

Material and supplies, and maintenance expenses per ton produced increased 9.5% and 7.3%, respectively, to $9.79 and $3.22 per ton, respectively, in the 2008 Period from $8.94 and $3.00 per ton, respectively, in the 2007 Period. The respective increases of $0.85 and $0.22 per ton produced resulted from increased costs for certain products and services (particularly roof support, power, fuel and other consumables) used in the mining process, as well as reduced productivity and higher compliance costs associated with more stringent regulatory enforcement which also contributed to increased mine administrative expenses;

•	Production taxes and royalties (which are incurred as a percentage of coal sales revenue or volumes) increased $1.9 million as a result of increased tons sold and increased average coal sales prices;

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

•	The 2008 Period benefited from a $1.9 million gain on settlement of claims relating to the Vertical Belt Incident at our Pattiki mine;

•	The 2007 Period included a $0.8 million reduction in operating expenses as a result of the final insurance settlement of the MC Mining Fire Incident. Please read “–MC Mining Mine Fire” below; and

•

The 2007 Period operating expenses benefited from net gains of $3.6 million realized from the sale of surplus equipment partially offset in part by net gains of $0.8 million realized in the 2008 Period.

General and administrative. General and administrative expenses for the 2008 Period increased to $28.1 million compared to $23.4 million in the 2007 Period. The increase was primarily due to higher salary and benefit costs related to increased staffing levels and higher incentive compensation expense.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services and administrative services revenue from affiliates. The 2007 Period also included rental and service fees from third-party coal synfuel facilities. Other sales and operating revenues decreased to $12.2 million for the 2008 Period from $28.8 million for the 2007 Period. The decrease of $16.6 million was primarily attributable to the loss of synfuel-related benefits due to the expiration of the non-conventional synfuel tax credits on December 31, 2007, partially offset by increased revenues from transloading services and MAC and Matrix Design product sales. Our synfuel-related arrangements are discussed in more detail above under “–Summary.”

Outside purchases. Outside purchases decreased to $14.5 million for the 2008 Period from $17.6 million in the 2007 Period. The decrease of $3.1 million was primarily attributable to a decrease in outside purchases at our Illinois Basin and Central Appalachian regions, partially offset by increased outside purchases in the Northern Appalachian region to supply attractive opportunities in the spot and export markets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $74.3 million for the 2008 Period from $63.0 million for the 2007 Period. The increase of $11.3 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects, reserve acquisitions and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest increased to $14.4 million for the 2008 Period from $8.7 million for the 2007 Period. The increase of $5.7 million was principally attributable to increased borrowings under the revolving credit facility in addition to interest expense resulting from the 2008 Senior Notes, partially offset by reduced interest expense resulting from our August 2008 principal repayment of $18.0 million on our original senior notes issued in 1999. The 2008 Senior Notes are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income increased to $2.4 million for the 2008 Period from $1.4 million for the 2007 Period. The increase of $1.0 million resulted from increased interest income earned on short-term investments purchased with funds received from our issuance of the 2008 Senior Notes, which is discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses each increased to $33.3 million for the 2008 Period compared to $28.4 million for the 2007 Period. The increase of $4.9 million was primarily attributable to a 12.8% increase in average transportation rates on a per ton basis in the 2008 Period compared to the 2007 Period and higher transported coal volumes of 6.8 million tons in the 2008 Period compared to 6.5 million tons in the 2007 Period. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

Income before income taxes and minority interest. Income before income taxes and minority interest for the 2008 and 2007 Periods were $108.8 million and $132.0 million, respectively, and reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax benefit for the 2008 Period was $0.6 million compared to income tax expense of $1.8 million for the 2007 Period. The income tax benefit for the 2008 Period was primarily due to operating losses associated with Matrix Design, a business owned by our subsidiary, ASI. The 2007 Period income tax expense was impacted by ASI’s receipt of a material amount of income from services we provided to a third-party coal synfuel facility, which ceased operations on December 31, 2007 with the expiration of the synfuel tax credits Our synfuel-related arrangements are discussed in more detail above under “–Summary.”

Minority interest. In March 2006 our subsidiary, White County Coal and House entered into a limited liability company agreement to form MAC. MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust. We consolidate MAC’s financial results in accordance with FIN No. 46R. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and that we are the primary beneficiary. House’s portion of MAC’s net income and net loss was $0.4 million and $0.2 million for the 2008 Period and the 2007 Period, respectively, and is recorded as minority interest on our condensed consolidated income statement.

Segment Adjusted EBITDA. Our 2008 Period Segment Adjusted EBITDA decreased $2.6 million to $223.1 million from the 2007 Period Segment Adjusted EBITDA of $225.7 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Nine Months Ended September 30,
	2008	2007	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$149,824	$154,694	$(4,870)	(3.1)%
Central Appalachia	39,047	46,036	(6,989)	(15.2)%
Northern Appalachia	26,881	24,731	2,150	8.7%
Other and Corporate	7,397	278	7,119	(1)
Elimination	—	—	—

Total Segment Adjusted EBITDA (2)	$223,149	$225,739	$(2,590)	(1.1)%

Tons sold
Illinois Basin	15,258	13,550	1,708	12.6%
Central Appalachia	2,522	2,608	(86)	(3.3)%
Northern Appalachia	2,439	2,529	(90)	(3.6)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	20,219	18,687	1,532	8.2%

Coal sales
Illinois Basin	$525,655	$462,423	$63,232	13.7%
Central Appalachia	151,675	144,633	7,042	4.9%
Northern Appalachia	122,713	109,506	13,207	12.1%
Other and Corporate	—	7,084	(7,084)	(1)
Elimination	—	—	—	—

Total coal sales	$800,043	$723,646	$76,397	10.6%

Other sales and operating revenues
Illinois Basin	$876	$21,971	$(21,095)	(96.0)%
Central Appalachia	176	72	104	(1)
Northern Appalachia	3,301	3,195	106	3.3%
Other and Corporate	14,628	7,162	7,466	(1)
Elimination	(6,770)	(3,563)	(3,207)	(90.0)%

Total other sales and operating revenues	$12,211	$28,837	$(16,626)	(57.7)%

Segment Adjusted EBITDA Expense
Illinois Basin	$376,707	$329,700	$47,007	14.3%
Central Appalachia	115,594	110,161	5,433	4.9%
Northern Appalachia	99,133	87,969	11,164	12.7%
Other and Corporate	12,390	13,968	(1,578)	(11.3)%
Elimination	(6,770)	(3,563)	(3,207)	(90.0)%

Total Segment Adjusted EBITDA Expense (3)	$597,054	$538,235	$58,819	10.9%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA is defined as EBITDA, excluding general and administrative expense. EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization and minority interest. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of the ARLP Partnership’s assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of the ARLP Partnership’s assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	the ARLP Partnership’s operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the above explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (in thousands):

	Nine Months Ended September 30,
	2008	2007
Segment Adjusted EBITDA	$223,149	$225,739
General and administrative	(28,134)	(23,370)
Depreciation, depletion and amortization	(74,297)	(63,022)
Interest expense, net	(11,959)	(7,321)
Income tax (expense) benefit	633	(1,794)
Minority interest (expense)	(396)	230

Net income	$108,996	$130,462

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers, and consequently we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Nine Months Ended September 30,
	2008	2007
Segment Adjusted EBITDA Expense	$597,054	$538,235
Outside purchases	(14,450)	(17,610)
Other income	698	1,189

Operating expense (excluding depreciation, depletion and amortization)	$583,302	$521,814

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased 3.1% to $149.8 million for the 2008 Period from the 2007 Period Segment Adjusted EBITDA of $154.7 million. The decrease of $4.9 million was primarily attributable to the loss of synfuel related benefits and higher operating expenses partially offset by increased coal sales and a $1.9 million gain on settlement of claims relating to the Pattiki Vertical Belt Incident. The increased coal sales in the 2008 Period, which rose by $63.2 million, or 13.7%, to $525.7 million as compared to $462.4 million in the 2007 Period, resulted from increased tons sold of 1.7 million tons. The increased tons sold primarily resulted from increased production capacity at the Elk Creek mine and increased production at the Warrior and Gibson mines. Other sales and operating revenues decreased $21.1 million, primarily due to the expiration of the non-conventional synfuel-related tax credits on December 31, 2007 and the resulting loss of benefits derived from supplying third-party coal synfuel facilities with coal feedstock and related services. Our synfuel-related arrangements are discussed in more detail above under “–Summary.” Total Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Period increased 14.3% to $376.7 million from $329.7 million in the 2007 Period. The increase in the 2008 Period Segment Adjusted EBITDA Expense compared to the 2007 Period reflects the impact of the cost increases described above under consolidated operating expenses and costs associated with higher produced tons sold partially offset by the gain on settlement of claims relating to the Pattiki Vertical Belt Incident. The 2007 Period Segment Adjusted EBITDA Expense also benefited from certain favorable operating tax adjustments and net gains on the sale of surplus equipment.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased $7.0 million, or 15.2%, to $39.0 million for the 2008 Period as compared to the 2007 Period Segment Adjusted EBITDA of $46.0 million. This decrease was primarily the result of the net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million in the 2007 Period related to the MC Mining Fire Incident, as compared to a $2.8 million gain recognized in the 2008 Period on settlement of claims from the third-party that provided security services at the time of the fire. Please read “–MC Mining Mine Fire” below. Coal sales for the 2008 and 2007 Periods were $151.7 million and $144.6 million, respectively. The increase of $7.1 million primarily reflects a higher average coal sales price per ton of $60.15 in the 2008 Period as compared to $55.46 in the 2007 Period, an increase of $4.69 per ton, or 8.5%. Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, for the 2008 Period increased 4.9% to $115.6 million from $110.2 million in the 2007 Period. The Segment Adjusted EBITDA Expense per ton during the 2008 Period was $45.84, an increase of $3.60 per ton, or 8.5% over the 2007 Period Segment Adjusted EBITDA Expense per ton of $42.24. The increase in Segment Adjusted EBITDA Expense per ton was primarily a result of higher operating expenses associated with regulatory compliance and increased labor expense, as well as other cost increases described above under consolidated operating expenses partially offset by reduced costs associated with lower tons produced sold.

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 8.7% to $26.9 million for the 2008 Period as compared to the 2007 Period Segment Adjusted EBITDA of $24.7 million. The increase in Segment Adjusted EBITDA of $2.2 million was primarily attributable to a higher average sales price of $50.30 per ton during the 2008 Period as compared to $43.30 per ton during the 2007 Period, resulting from higher priced sales in the spot and export markets. Segment Adjusted EBITDA Expense per ton sold during the 2008 Period of $40.64 was an increase of $5.86 per ton, or 16.8%, as compared to $34.78 per ton in the 2007 Period (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in Segment Adjusted EBITDA Expense per ton sold was primarily a result of higher purchased coal expense, lower production in the 2008 Period and increased transportation, power costs, coal transportation costs, water treatment costs and contract mining expenses. The decreased production in the 2008 Period reflects adverse mining conditions and reduced saleable coal recoveries as compared to the 2007 Period.

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, increased to $7.4 million in the 2008 Period from $0.3 million in the 2007 Period primarily due to the $5.2 million gain on sale of non-core coal reserves and increased outside services revenue and product sales in the 2008 Period. The decrease in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects the elimination of coal sales revenue and related operating expenses attributable to non-recurring coal brokerage activity associated with the ICG agreement discussed above under consolidated operating expenses partially offset by increased expenses associated with higher outside services revenue and product sales.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities was $192.7 million for the 2008 Period compared to $211.3 million for the 2007 Period. The decrease in cash provided by operating activities was principally attributable to a decrease in net income.

Net cash used in investing activities was $130.1 million for the 2008 Period compared to $154.9 million for the 2007 Period. The decrease in cash used for investing activities was primarily attributable to proceeds of $7.2 million in the 2008 Period from the sale of coal reserves, as well as a $23.5 million decrease in acquisitions of coal reserves and other assets for the 2008 Period compared to the 2007 Period.

Net cash provided by financing activities was $206.0 million for the 2008 Period compared to net cash used in financing activities of $74.1 million for the 2007 Period. The increase in cash provided by financing activities primarily was attributable to the proceeds from our issuance of the 2008 Senior Notes (see “–Debt Obligations” below) partially offset by repayments under our revolving credit facility outstanding in the 2008 Period as compared to the 2007 Period and increased distributions paid to partners in the 2008 Period.

Capital Expenditures

Capital expenditures increased to $122.9 million in the 2008 Period from $95.0 million in the 2007 Period. The increase of $27.9 million was a result of our continued growth initiatives related to infrastructure improvements, efficiency projects and expansion of production capacity including the addition of a continuous mining unit at our Elk Creek mine.

Including capital development for our River View mine, our total capital expenditures for 2008 are estimated to be from $220.0 to $240.0 million. We will continue to have significant capital requirements over the long-term, which may require us to incur additional debt or seek additional equity capital. Management anticipates funding short-term capital requirements by a variety of sources, including cash flows from operating activities, cash provided by the issuance of the 2008 Senior Notes (see “–Debt Obligations” below) and borrowings available under our revolving credit facility. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing, we do not expect to experience any significant liquidity constraints in the foreseeable future. However to the extent that operating cash flow is materially lower than anticipated or terms for external financing sources become less favorable, including increases in interest rates, future liquidity may be adversely affected. Please see “Item 1A. Risk Factors” below.

Debt Obligations

Credit Facility. On September 25, 2007 our Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of our Intermediate Partnership, as computed from time to time. For London Interbank Offered Rate (“LIBOR”) borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At September 30, 2008, we had $27.1 million of letters of credit outstanding with $122.9 million available for borrowing under the ARLP Credit Facility. We had no borrowings outstanding under the ARLP Credit Facility at September 30, 2008. We incur a commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper Inc. (“Lehman”) holds a 5%, or $7.5 million, commitment in our $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions including Lehman with no individual institution representing more than 11.3% of the $150 million revolving credit facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October, 2008. Although we have not made any borrowing requests since the bankruptcy filing by Lehman, we do not know if Lehman could, or would, fund its share of the commitment if requested. The obligations of the lenders under our credit facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations.

Senior Notes. Our Intermediate Partnership has $108.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in six remaining equal annual installments of $18.0 million with interest payable semi-annually (“Senior Notes”).

Series A Senior Notes. On June 26, 2008, our Intermediate Partnership entered into a Note Purchase Agreement (the “2008 Note Purchase Agreement”) with a group of institutional investors in a private placement offering. We issued $205.0 million of Series A Senior Notes, which bear interest at 6.28% and mature on June 26, 2015 with interest payable semi-annually.

Series B Senior Notes. On June 26, 2008, we issued under the 2008 Note Purchase Agreement $145.0 million of Series B Senior Notes, which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

The proceeds from the 2008 Senior Notes were used to repay $21.5 million outstanding under the ARLP Credit Facility and pay expenses associated with the offering of the 2008 Senior Notes. The remaining proceeds will be used to fund the development of the River View and Tunnel Ridge mining complexes (currently estimated to be $250 to $275 million and $265 to $285 million, respectively, over the 2008 – 2010 time frame) and for other general working capital requirements. We incurred debt issuance costs of approximately $1.7 million associated with the 2008 Senior Notes, which have been deferred and will be amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. We were in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2008.

Other. We maintain agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At September 30, 2008, we had $29.0 million in letters of credit outstanding under these agreements. Our special general partner guarantees $5.0 million of these outstanding letters of credit.

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

Related-Party Transactions

We have continuing related-party transactions with our managing general partner, AHGP and our special general partner and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, mineral and equipment leases with our special general partner and its affiliates, and guarantees from our special general partner for letters of credit.

Please read our Annual Report on Form 10-K for the year ended December 31, 2007, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning the related-party transactions described above.

During the 2008 Quarter, an affiliated entity controlled by Joseph W. Craft III contributed 25,898 common units of AHGP valued at approximately $0.6 million at the time of contribution and $0.8 million of cash to AHGP for the purpose of funding certain expenses associated with our employee compensation programs. Upon AHGP’s receipt of this contribution, it immediately contributed the same to its subsidiary MGP, our managing general partner, which in turn contributed the same to our subsidiary Alliance Coal. Concurrent with this contribution, Alliance Coal distributed the 25,898 common units of AHGP to certain employees and recognized $1.4 million in compensation expense. As provided under our partnership, agreement we made a special allocation to our managing general partner of certain general and administrative expenses equal to the amount of its contribution.

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

Other

Insurance

During September 2008, we completed our annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2008. Available capacity for underwriting property insurance continues to be limited as a result of insurance carrier losses in the mining industry. As a result, we have elected to retain a participating interest in our commercial property insurance program at an average rate of approximately 14.7% in the overall $75.0 million of coverage, representing 22% of the primary $50.0 million layer. We do not participate in the second layer of $25.0 million in excess of $50.0 million.

The 14.7% participation rate for this year’s renewal is consistent with our prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of our participation, we are responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. We can make no assurances that we will not experience significant insurance claims in the future, which as a result of our level of participation in the commercial property program, could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

As of September 30, 2008, the estimated fair value of the Senior Notes and the 2008 Senior Notes was approximately $467.1 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2008. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of September 30, 2008. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the ARLP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended September 30, 2008, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	replacement of coal reserves;

•	a loss or reduction of direct or indirect benefits from certain state and federal tax credits;

•	difficulty obtaining commercial property insurance, and risks associated with our participation (excluding any applicable deductible) in the commercial insurance property program;

•	unavailability of financing resulting in unanticipated liquidity restraints; and

•	other factors, including those discussed in Part II. Item 1A. “Risk Factors” and Item 1. “Legal Proceedings.”

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

Completion of growth projects and future expansion could require significant amounts of financing which may not be available to us on acceptable terms, or at all.

We plan to fund capital expenditures for our current growth projects with existing cash balances, future cash flow from operations and borrowings under our revolving credit facility. Our funding plans may, however, be negatively impacted by numerous factors including higher than anticipated capital expenditures or lower than expected cash flow from operations. In addition, we may be unable to refinance our current revolving credit facility when it expires or obtain adequate funding prior to expiry because our lending counterparties may be unwilling or unable to meet their funding obligations. Furthermore, additional growth projects and expansion opportunities may develop in the future which could also require significant amounts of financing. Consequently, completion of growth projects and future expansion could require significant amounts of financing which may not be available to us on acceptable terms or in the proportions that we expect, or at all.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

The cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. The cost of obtaining money from the credit markets generally has also increased as many lenders and institutional investors have raised interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to expiring terms and, in some cases, reduced or ceased to provide funding to borrowers under existing facilities.

The credit market and debt and equity capital market conditions discussed above could negatively impact our credit ratings or our ability to remain in compliance with the financial covenants under our revolving credit agreement which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our growth and future expansions as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 7, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 7, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 7, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 7, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 7, 2008.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer