Form 10-Q
period 2009-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2009-05-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 8, 2009, 36,661,029 Common Units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$211,968	$244,875
Trade receivables	114,484	87,922
Other receivables	4,977	6,018
Due from affiliates	123	—
Inventories	41,999	26,510
Advance royalties	3,200	3,200
Prepaid expenses and other assets	6,282	10,070

Total current assets	383,033	378,595

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,160,927	1,085,214
Less accumulated depreciation, depletion and amortization	(486,129)	(468,784)

Total property, plant and equipment, net	674,798	616,430

OTHER ASSETS:
Advance royalties	26,886	23,828
Other long-term assets	10,343	11,787

Total other assets	37,229	35,615

TOTAL ASSETS	$1,095,060	$1,030,640

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$86,613	$63,236
Due to affiliates	144	706
Accrued taxes other than income taxes	12,983	11,195
Accrued payroll and related expenses	20,441	20,555
Accrued interest	6,864	3,454
Workers’ compensation and pneumoconiosis benefits	9,377	9,377
Current capital lease obligation	345	351
Other current liabilities	13,730	11,911
Current maturities, long-term debt	18,000	18,000

Total current liabilities	168,497	138,785

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	440,000	440,000
Pneumoconiosis benefits	32,096	31,436
Accrued pension benefit	20,766	19,952
Workers’ compensation	47,506	47,828
Asset retirement obligations	56,836	56,204
Due to affiliates	532	420
Long-term capital lease obligation	704	784
Other liabilities	4,975	5,039

Total long-term liabilities	603,415	601,663

Total liabilities	771,912	740,448

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Resource Partners, L.P. (“ARLP”) Partners’ Capital:
Limited Partners - Common Unitholders 36,661,029 and 36,613,458 units outstanding, respectively	636,240	604,998
General Partners’ deficit	(294,604)	(295,834)
Accumulated other comprehensive income (loss)	(19,544)	(19,899)

Total ARLP Partners’ Capital	322,092	289,265
Noncontrolling interest	1,056	927

Total Partners’ Capital	323,148	290,192

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,095,060	$1,030,640

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
SALES AND OPERATING REVENUES:
Coal sales	$312,260	$269,158
Transportation revenues	10,890	10,620
Other sales and operating revenues	6,150	3,810

Total revenues	329,300	283,588

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	196,376	192,618
Transportation expenses	10,890	10,620
Outside coal purchases	4,760	2,903
General and administrative	9,734	8,831
Depreciation, depletion and amortization	27,350	23,294

Total operating expenses	249,110	238,266

INCOME FROM OPERATIONS	80,190	45,322

Interest expense (net of interest capitalized for the three months ended March 31, 2009 and 2008 of $215 and $222, respectively)	(7,981)	(2,988)
Interest income	631	98
Other income	226	217

INCOME BEFORE INCOME TAXES	73,066	42,649
INCOME TAX EXPENSE (BENEFIT)	426	(655)

NET INCOME	72,640	43,304
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(129)	(141)

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. (“NET INCOME OF ARLP”)	$72,511	$43,163

GENERAL PARTNERS’ INTEREST IN NET INCOME OF ARLP	$14,857	$9,156

LIMITED PARTNERS’ INTEREST IN NET INCOME OF ARLP	$57,654	$34,007

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 6)	$1.56	$0.92

DISTRIBUTIONS PAID PER COMMON UNIT	$0.715	$0.585

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-BASIC	36,999,057	36,856,724

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING-DILUTED	36,999,057	36,895,333

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$75,278	$66,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(85,597)	(34,049)
Changes in accounts payable and accrued liabilities	17,784	3,467
Proceeds from sale of property, plant and equipment	—	7
Payment for acquisition of coal reserves and other assets	—	(13,300)
Receipts of prior advances on Gibson rail project	535	738

Net cash used in investing activities	(67,278)	(43,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	—	76,100
Payments under revolving credit facilities	—	(54,100)
Payments on capital lease obligation	(86)	(92)
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(791)	—
Cash contributions by General Partners	31	50
Distributions paid to Partners	(40,121)	(30,469)

Net cash used in financing activities	(40,967)	(8,511)

EFFECT OF CURRENCY TRANSLATION ON CASH	60	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,907)	14,778

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244,875	1,118

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$211,968	$15,896

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,699	$5,745

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$32,876	$8,512

Market value of common units vested in Long-Term Incentive Plan before minimum statutory tax withholding requirements	$2,333	$3,658

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2009 and December 31, 2008, results of our operations for the three months ended March 31, 2009 and 2008 and our cash flows for the three months ended March 31, 2009 and 2008. All of our intercompany transactions and accounts have been eliminated. Net income attributable to Alliance Resource Partners, L.P. from our accompanied condensed consolidated financial statements will be described as “Net Income of ARLP.”

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.	NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS No. 141R applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. SFAS No. 141R also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Because we did not complete any business acquisitions during the three months ended March 31, 2009, the adoption of SFAS No. 141R on January 1, 2009 did not have an effect on the accompanying condensed consolidated financial statements.

We adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (Note 11), Emerging Issues Task Force (“EITF”) No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships, and Financial Staff Position (“FSP”) No. EITF 03-6-1 (Note 6) on January 1, 2009.

New Accounting Standards Issued and Not Yet Adopted

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS No. 132(R)-1 amends SFAS No. 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits, to require more detailed annual disclosures about employers’ plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The provisions of FSP SFAS No. 132(R)-1 are effective for fiscal years ending after December 15, 2009. We are currently evaluating the requirements of FSP SFAS No. 132(R)-1. However, we do not anticipate that the adoption of FSP SFAS No. 132(R)-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We are currently evaluating the requirements of FSP SFAS No. 107-1 and APB No. 28-1. However, we do not anticipate that the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will have a material impact on our condensed consolidated financial statements.

3.	CONTINGENCIES

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

4.	ACQUISITIONS

On January 28, 2008, effective January 1, 2008, we acquired, through our subsidiary Alliance Resource Properties, LLC (“Alliance Resource Properties”), additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land, LLC (“SGP Land”). SGP Land is a subsidiary of our special general partner and is indirectly owned by Mr. Craft. At the time of our acquisition, these reserves were leased by SGP Land to our subsidiaries, Webster County Coal, LLC (“Webster County Coal”), Warrior Coal, LLC (“Warrior”) and Hopkins County Coal, LLC (“Hopkins County Coal”) through mineral leases and sublease agreements, pursuant to which we had paid advance royalties of approximately $8.0 million that had not yet been recouped against production royalties. Those mineral leases and sublease agreements between SGP Land and our subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million paid to the base lessors, were eliminated upon consolidation of the Partnership’s financial statements. The purchase price of $13.3 million cash paid at closing was primarily attributable to the historical cost basis of the mineral rights included in property, plant and equipment. We financed this acquisition using a combination of existing cash on hand and borrowings under our revolving credit facility. Since this transaction was a related-party transaction, it was reviewed by the board of directors of our managing general partner (“Board of Directors”) and its conflicts committee (“Conflicts Committee”). Based upon these reviews, the Board of Directors and its Conflicts Committee approved the SGP Land transaction as fair and reasonable to us and our limited partners. Because the SGP Land acquisition was between entities under common control, it was accounted for at historical cost.

5.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, requires enhanced disclosures about assets and liabilities carried at fair value and establishes a hierarchal disclosure framework based upon the quality of inputs used to measure fair value. We elected to defer the application of SFAS No. 157 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until our fiscal year beginning January 1, 2009, as permitted by FSP No. SFAS 157-2. The application of SFAS No. 157 to nonfinancial assets and liabilities on January 1, 2009 did not have an impact on our condensed consolidated financial statements as of March 31, 2009.

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

The following table provides a summary of changes in fair value of our Level 3 workers’ compensation and long-term disability liabilities (included in other current and long-term liabilities) for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Balance December 31, 2008	Accruals Increase/ Decrease	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance March 31, 2009
Workers’ compensation liability	$56,671	4,398	(3,328)	864	(2,255)	$56,350
Long-term disability liability	$2,485	(363)	(44)	43	—	$2,121

	Balance December 31, 2007	Accruals Increase/ Decrease	Payments	Interest Accretion	Valuation Changes (Gain)/Loss	Balance March 31, 2008
Workers’ compensation liability	$51,619	4,181	(2,824)	765	(685)	$53,056
Long-term disability liability	$2,791	—	(61)	46	—	$2,776

Valuation changes gain/loss related to the workers’ compensation and the long-term disability liabilities primarily represent valuation changes attributable to changes in the estimated liability for benefits associated with prior years or due to changes in interest rates and are recorded in operating expenses in our condensed consolidated statement of income.

At March 31, 2009 and December 31, 2008, the estimated fair value of our fixed rate term debt was $412.7 million and $362.8 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities.

6.	NET INCOME OF ARLP PER LIMITED PARTNER UNIT

In March 2008, the FASB issued EITF No. 07-4, which considers whether the IDR of a master limited partnership represents a participating security when considered in the calculation of earnings per unit under the two-class method. On January 1, 2009, we adopted the provisions of the FASB issued EITF No. 07-4. The EITF considers whether the partnership agreement contains any contractual limitations concerning distributions to IDR holders that would impact the amount of earnings to allocate to the IDR holders for each reporting period. If distributions are contractually limited to the IDR holders’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the IDR holders. We believe our partnership agreement contractually limits our distributions to available cash and therefore, undistributed earnings are no longer allocated to the IDR holder as provided under EITF No. 07-4. Accordingly, the adoption of EITF No. 07-4 impacts our presentation of earnings per unit in periods when Net Income of ARLP exceeds the aggregate distributions because undistributed earnings are no longer allocated to the IDR holder as previously prescribed under the provisions of EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.

Also, on January 1, 2009, we adopted the provisions of FASB FSP No. EITF No. 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends are not required to be returned if the employees forfeit the award. The FSP requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. Based on the requirements of FSP No. EITF 03-6-1, we now include outstanding unvested awards under our Long-Term Incentive Plan (“LTIP”) in our calculation of basic weighted average limited partner units outstanding.

The following is a reconciliation of Net Income of ARLP and weighted average units used in computing basic and diluted earnings per unit with retrospective application for the three months ended March 31, 2008 (in thousands, except per unit data):

	Three Months Ended March 31,
	2009	2008
Net Income of ARLP	$72,511	$43,163
Adjustments:
General partner’s priority distributions	(13,681)	(8,462)
General partners’ 2% equity ownership	(1,176)	(694)

Limited partners’ interest in Net Income of ARLP	$57,654	$34,007

Limited partner units outstanding	36,639	36,578
Unvested restricted LTIP units outstanding	360	278

Total weighed average units outstanding – basic	36,999	36,856

Basic Net Income of ARLP per limited partner unit	$1.56	$0.92

Weighted average limited partner units – basic	36,999	36,856

Dilutive units:
Directors’ compensation units	—	12
Supplemental Executive Retirement Plan units	—	27

Weighted average limited partner units, assuming dilutive effect of contingently issuable units	36,999	36,895

Diluted Net Income of ARLP per limited partner unit	$1.56	$0.92

Net Income of ARLP is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income allocations, including incentive distributions to our managing general partner, the holder of the IDR, which are declared and paid following the close of each quarter. Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.275 per unit, 25% of the amount we distribute in excess of $0.3125 per unit, and 50% of the amount we distribute in excess of $0.375 per unit.

On January 29, 2008 the compensation committee of the Board of Directors (“Compensation Committee”) approved amendments to the Deferred Compensation Plan for Directors and Supplemental Executive Retirement Plan to require that vested benefits be paid to participants in cash only, rather than a combination of cash and/or common units of ARLP. As a result, the phantom units associated with these plans are no longer considered in the calculation of diluted units effective January 29, 2008.

The requirements of EITF No. 07-4 and FSP No. EITF No. 03-6-1 are required to be applied retrospectively to all periods presented. The following is a reconciliation of basic and diluted Net Income of ARLP per limited partner unit as presented in the prior period for the three months ended March 31, 2008:

Basic and diluted Net Income of ARLP per limited partners unit as previously reported under EITF No. 03-6	$0.76

Effect of the adoption of EITF No. 07-4 on basic and diluted Net Income of ARLP per limited partner unit	0.17
Effect of the adoption of FSP No. EITF No. 03-6-1 on basic and diluted Net Income of ARLP per limited partner unit	(0.01)

Basic and diluted Net Income of ARLP per limited partner unit as presented	$0.92

7.	COMPENSATION PLANS

We have the LTIP for certain employees of our managing general partner and its affiliates who perform services for us. The LTIP awards are of non-vested restricted units, which upon satisfaction of vesting requirements entitle the LTIP participant to receive ARLP common units. On January 27, 2009, the Compensation Committee determined that the vesting requirements for the 2006 grants of 71,975 restricted units (which is net of 18,725 forfeitures) had been satisfied as of January 1, 2009. As a result of this vesting, on February 12, 2009, we issued 47,571 unrestricted common units to LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the LTIP participants. On January 29, 2008 and October 28, 2008, the Compensation Committee authorized additional grants up to 100,000 and 152,445 restricted units, respectively of which 93,600 and 141,145 units had been granted as of December 31, 2008 and will vest January 1, 2011 and 2012, respectively subject to satisfaction of certain financial tests. During the three months ended March 31, 2009 LTIP grants were made of another 2,000 units from the October 28, 2008 authorization and of an additional 7,125 units authorized by the Compensation Committee on February 20, 2009, all of which will vest on January 1, 2012 subject to satisfaction of certain financial tests. The fair value of these 2009 grants is equal to the intrinsic value at the date of grant, which was $25.02 per unit on a weighted average basis. LTIP expense was $0.8 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 the outstanding unvested LTIP grants exceeded the units available for issuance under the LTIP by 1,705 units. However, “reloading” of units available for awards as a result of settlement of a portion of outstanding awards in cash to satisfy tax withholding obligations, as provided in the LTIP, will provide sufficient units to fulfill all outstanding awards.

As of March 31, 2009, there was $6.1 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.9 years. As of March 31, 2009, the intrinsic value of the non-vested LTIP grants was $9.7 million. As of March 31, 2009, the total obligation associated with the LTIP was $4.0 million and is included in the partners’ capital-limited partners’ line item in our condensed consolidated balance sheets.

8.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Effective during 2008, new employees of some of these participating operations are no longer eligible to participate in the Pension Plan, but are eligible to participate in a defined contribution profit sharing and savings plan (“PSSP”) that we sponsor. Additionally, certain employees participating in the Pension Plan, for some of those participating operations, had the one-time option during 2008 to remain in the Pension Plan or participate in enhanced benefit provisions under the PSSP. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$667	$703
Interest cost	755	653
Expected return on plan assets	(608)	(880)
Amortization of actuarial loss	355	—

Net periodic benefit cost	$1,169	$476

As of March 31, 2009, we had made no contributions to the Pension Plan during 2009. We previously disclosed in our financial statements for the year ended December 31, 2008 that we expected to contribute $10.6 million to the Pension Plan in 2009 for the 2008 plan year. Based upon guidance recently issued by the Internal Revenue Service regarding determination of pension plan liabilities, we currently anticipate contributing $5.8 million to the Pension Plan in 2009 for the 2008 plan year. On April 15, 2009 we made a quarterly contribution payment of $0.8 million to the Pension Plan for the 2009 plan year.

9.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$72,640	$43,304
Other comprehensive income:
Pension (Note 8)	355	—

Total other comprehensive income	355	—

Total comprehensive income	72,995	43,304
Less comprehensive income attributable to noncontrolling interest	(129)	(141)

Comprehensive income attributable to ARLP	$72,866	$43,163

Comprehensive income differs from net income by the amount of amortization of actuarial loss associated with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R).

10.	SEGMENT INFORMATION

We operate in the eastern United States as a producer and marketer of coal to major utilities and industrial users. We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern U. S. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

The Illinois Basin segment is comprised of Webster County Coal’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal’s Elk Creek mining complex, White County Coal, LLC’s (“White County Coal”) Pattiki mining complex, Warrior’s mining complex, the Gibson County Coal (South), LLC (“Gibson South”) property, certain properties of Alliance Resource Properties and a mining complex currently under construction at River View Coal, LLC. We are in the process of permitting the Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal, LLC’s and MC Mining, LLC’s mining complexes.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV) LLC’s Mountain View mining complex, two small third-party mining operations, a mining complex currently under construction at Tunnel Ridge, LLC and the Penn Ridge Coal, LLC (“Penn Ridge”) property. We are in the process of permitting the Penn Ridge property for future mine development.

Other and Corporate includes marketing and administrative expenses, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”), Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties. Segment results for the three months ended March 31, 2009 and 2008 are presented below:

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Operating segment results for the three months ended March 31, 2009:

Total revenues (2)	$230,548	$54,003	$39,686	$9,812	$(4,749)	$329,300
Segment Adjusted EBITDA Expense (3)	131,409	37,096	30,555	6,599	(4,749)	200,910
Segment Adjusted EBITDA (4)	90,758	16,818	6,712	3,212	—	117,500
Total assets	608,191	95,934	162,984	228,068	(117)	1,095,060
Capital expenditures	57,484	5,023	22,292	798	—	85,597

Operating segment results for the three months ended March 31, 2008:

Total revenues (2)	$191,913	$49,333	$40,312	$3,945	$(1,915)	$283,588
Segment Adjusted EBITDA Expense (3)	127,026	38,149	28,193	3,972	(2,036)	195,304
Segment Adjusted EBITDA (4)	57,450	11,122	8,998	(26)	120	77,664
Total assets	479,988	100,351	131,750	30,760	(105)	742,744
Capital expenditures (5)	29,203	2,050	2,469	327	—	34,049

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from Matrix Design and MAC to our mining operations.
(2)	Revenues included in the Other and Corporate column are primarily attributable to Mt. Vernon transloading revenues, administrative service revenues from affiliates, Matrix Design revenues, MAC rock dust revenues and brokerage sales (three months ended March, 31 2009 only).
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment Adjusted EBITDA Expense	$200,910	$195,304

Outside coal purchases	(4,760)	(2,903)
Other income	226	217

Operating expenses (excluding depreciation, depletion and amortization)	$196,376	$192,618

(4)	Segment Adjusted EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, net income attributable to noncontrolling interest and general and administrative expenses. Consolidated Segment Adjusted EBITDA is reconciled to net income and Net Income of ARLP below (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment Adjusted EBITDA	$117,500	$77,664
General and administrative	(9,734)	(8,831)
Depreciation, depletion and amortization	(27,350)	(23,294)
Interest expense, net	(7,350)	(2,890)
Income tax (expense) benefit	(426)	655

Net income	72,640	43,304
Net income attributable to noncontrolling interest	(129)	(141)

Net Income of ARLP	$72,511	$43,163

(5)	Capital expenditures for the three months ended March 31, 2008 do not include acquisition of coal reserves and other assets in the Illinois Basin of $13.3 million separately reported in our condensed consolidated statements of cash flows.

11.	NONCONTROLLING INTEREST

Effective January 1, 2009 we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries. Noncontrolling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests. Earnings per unit is based on earnings attributable to only the parent company and did not change upon adoption of SFAS No. 160. SFAS No. 160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS No. 160 also requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS No. 160 is applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of 2009, the year of adoption. However, the presentation of noncontrolling interests within partners’ capital and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented.

The noncontrolling interest designated as MAC represents a 50% third-party interest in MAC. White County Coal entered into a limited liability company agreement with a third-party in 2006 to form MAC, which manufactures and sells rock dust. We consolidate MAC’s financial results in accordance with FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Based on the guidance in FIN No. 46R, we concluded that MAC is a variable interest entity and we are the primary beneficiary.

The following tables present the change in partners’ capital with retrospective application due to the adoption of SFAS No. 160 for the three months ended March 31, 2009 and 2008 (in thousands):

	Alliance Resource Partners, L.P.
	Limited Partners’ Capital	General Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
January 1, 2009	$604,998	$(295,834)	$(19,899)	$927	$290,192
Net income	57,654	14,857	—	129	72,640
Other comprehensive income	—	—	355	—	355
Vesting of Long-Term Incentive Plan	(791)	—	—	—	(791)
Common unit-based compensation under Long-Term Incentive Plan	842	—	—	—	842
General Partners contribution	—	31	—	—	31
Distributions on common unit-based compensation	(283)	—	—	—	(283)
Distribution to Partners	(26,180)	(13,658)	—	—	(39,838)

Balance at March 31, 2009	$636,240	$(294,604)	$(19,544)	$1,056	$323,148

	Alliance Resource Partners, L.P.
	Limited Partners’ Capital	General Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
January 1, 2008	$607,777	$(290,669)	$109	$507	$317,724
Net income	34,007	9,156	—	141	43,304
Vesting of Long-Term Incentive Plan	(1,181)	—	—	—	(1,181)
Common unit-based compensation under Long-Term Incentive Plan	657	—	—	—	657
Common control acquisitions	—	(9,809)	—	—	(9,809)
General Partners contribution	—	50	—	—	50
Distributions on common unit-based compensation	(203)	—	—	—	(203)
Distribution to Partners	(21,382)	(8,884)	—	—	(30,266)

Balance at March 31, 2008	$619,675	$(300,156)	$109	$648	$320,276

12.	SUBSEQUENT EVENTS

On April 27, 2009, we declared a quarterly distribution for the quarter ended March 31, 2009, of $0.73 per unit, totaling approximately $41.0 million (which includes our managing general partner’s incentive distributions), on all common units outstanding, payable on May 15, 2009 to all unitholders of record as of May 8, 2009.

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

Summary

We are a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become what we believe to be the fifth largest coal producer in the eastern U.S. We operate eight mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. We are constructing two new mining complexes, one in Kentucky and one in West Virginia, and also operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.

We have four reportable segments: Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern U.S. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar within each of these three segments.

•

Illinois Basin segment is comprised of Webster County Coal LLC’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal LLC’s Elk Creek mining complex, White County Coal LLC’s (“White County Coal”) Pattiki mine and Warrior Coal, LLC’s (“Warrior”) mining complex, the Gibson County Coal (South), LLC (“Gibson South”) property, certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and a mining complex currently under construction at River View Coal, LLC (“River View”). We are in the process of permitting the Gibson South property for future mine development.

•	Central Appalachian segment is comprised of Pontiki Coal, LLC’s and MC Mining LLC’s mining complexes.

•

Northern Appalachian segment is comprised of Mettiki Coal, LLC mining complex, Mettiki Coal (WV) LLC’s Mountain View mining complex, two small third-party mining operations, a mining complex currently under construction at Tunnel Ridge, LLC (“Tunnel Ridge”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property. We are in the process of permitting the Penn Ridge property for future mine development.

•

Other and Corporate segment includes marketing and administrative expenses, the Mt. Vernon dock activities, coal brokerage activity, Mid-America Carbonates, LLC, (“MAC”) and Matrix Design Group, LLC (“Matrix Design”) and certain properties of Alliance Resource Properties.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

We reported Net Income of ARLP of $72.5 million for the three months ended March 31, 2009 (“2009 Quarter”) compared to $43.2 million for the three months ended March 31, 2008 (“2008 Quarter”). This increase of $29.3 million was principally due to improved contract pricing resulting in a record average coal sales price of $48.59 per ton sold. We had tons sold of 6.4 million compared to 7.0 million tons sold for the 2008 Quarter and tons produced were comparable for each of the 2009 and 2008 Quarters at 6.9 million. Increased operating expenses during the 2009 Quarter primarily reflect the increase in labor and labor-related expenses, as well as higher sales-related expenses, material and supply costs and maintenance costs and other factors described below.

	Three Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)		(per ton sold)
Tons sold	6,427	6,994	N/A	N/A
Tons produced	6,871	6,865	N/A	N/A
Coal sales	$312,260	$269,158	$48.59	$38.48
Operating expenses and outside coal purchases	$201,136	$195,521	$31.30	$27.96

Coal sales. Coal sales for the 2009 Quarter increased 16.0% to $312.3 million from $269.2 million for the 2008 Quarter. The increase of $43.1 million in coal sales reflected the benefit of record average coal sales prices (contributing $65.0 million in additional coal sales) partially offset by lower sales volumes (reducing coal sales by $21.9 million). Record average coal sales prices increased $10.11 per ton sold to $48.59 per ton in the 2009 Quarter as compared to the 2008 Quarter, primarily as a result of improved contract pricing across all operations as well as increased price realizations on coal sales of purchased tons in the Central Appalachian and Northern Appalachian regions.

Operating expenses. Operating expenses increased 2.0% to $196.4 million for the 2009 Quarter from $192.6 million for the 2008 Quarter. The increase of $3.8 million resulted from an increase in operating expenses associated with the specific factors listed below partially offset by decreased operating expenses associated with a reduction of 637,000 produced tons sold:

•

Labor and benefit expenses per ton produced increased to $10.97 per ton in the 2009 Quarter from $9.38 per ton in the 2008 Quarter. This increase of $1.59 per ton represents pay rate increases and higher benefit expenses, particularly increased health care costs and retirement expenses, and the impact of increased headcount as we continue to hire and train new employees for the River View and Tunnel Ridge mine development projects;

•

Material and supplies, and maintenance expenses per ton produced increased 1.4% and 17.8%, respectively, to $9.27 and $3.51 per ton, respectively, in the 2009 Quarter from $9.14 and $2.98 per ton, respectively, in the 2008 Quarter. The respective increases of $0.13 and $0.53 per ton produced resulted from increased costs for certain products and services used in the mining process, higher maintenance costs for various equipment categories and reduced product recovery, among other factors;

•	Expenses incurred during the 2009 Quarter relating to our River View and Tunnel Ridge organic growth projects increased $1.0 million over the 2008 Quarter; and

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales and coal volumes) increased $2.0 million in the 2009 Quarter as compared to the 2008 Quarter as a result of increased average coal sales prices, partially offset by reduced tons sold.

General and administrative. General and administrative expenses for the 2009 Quarter increased to $9.7 million compared to $8.8 million in the 2008 Quarter. The increase of $0.9 million was primarily due to higher salary and benefit costs related to increased staffing levels and higher incentive compensation expense.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services and administrative services revenue from affiliates. Other sales and operating revenues increased to $6.1 million for the 2009 Quarter from $3.8 million for the 2008 Quarter. The increase of $2.3 million was primarily attributable to increased revenues from transloading revenues and Matrix Design product sales.

Outside coal purchases. Outside coal purchases increased to $4.8 million for the 2009 Quarter from $2.9 million in the 2008 Quarter. The increase of $1.9 million was primarily attributable to an increase in outside coal purchases in the Central Appalachian region to supply attractive opportunities in the spot market.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $27.4 million for the 2009 Quarter from $23.3 million for the 2008 Quarter. The increase of $4.1 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects, reserve acquisitions and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest increased to $8.0 million for the 2009 Quarter from $3.0 million for the 2008 Quarter. The increase of $5.0 million was principally attributable to increased interest expense resulting from the 2008 financing activities, partially offset by reduced interest expense resulting from our August 2008 principal repayment of $18.0 million on our original senior notes issued in 1999. The 2008 financing activities are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income increased to $0.6 million for the 2009 Quarter from $0.1 million for the 2008 Quarter. The increase of $0.5 million resulted from increased interest income earned on short-term investments purchased with funds received from the 2008 financing activities, which are discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses each increased to $10.9 million for the 2009 Quarter, which was comparable to $10.6 million for the 2008 Quarter. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

Income before income taxes. Income before income taxes increased 71.3% to $73.1 million for the 2009 Quarter compared to $42.6 million for the 2008 Quarter. The increase of $30.5 million reflects the impact of the changes in revenues and expenses described above.

Income tax expense (benefit). Income tax expense for the 2009 Quarter was $0.4 compared to an income tax benefit of $0.7 million for the 2008 Quarter. The income tax expense for the 2009 Quarter was primarily due to operating income of Matrix Design, which is owned by our subsidiary, Alliance Services, Inc. (“ASI”). The income tax benefit for the 2008 Quarter was primarily due to operating losses of Matrix Design.

Net income attributable to noncontrolling interest. The noncontrolling interest represents a 50% third-party interest in MAC. The third-party’s portion of MAC’s net income was $129,000 and $141,000 for the 2009 Quarter and the 2008 Quarter, respectively. For more information about MAC, please read “Item 1. Financial Statements (Unaudited) – Note 11. Noncontrolling Interest” of this Quarterly Report on Form 10-Q.

Segment Adjusted EBITDA. Our 2009 Quarter Segment Adjusted EBITDA increased $39.8 million, or 51.3%, to a record $117.5 million from the 2008 Quarter Segment Adjusted EBITDA of $77.7 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended March 31,
	2009	2008	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$90,758	$57,450	$33,308	58.0%
Central Appalachia	16,818	11,122	5,696	51.2%
Northern Appalachia	6,712	8,998	(2,286)	(25.4)%
Other and Corporate	3,212	(26)	3,238	(1)
Elimination	—	120	(120)	(1)

Total Segment Adjusted EBITDA (2)	$117,500	$77,664	$39,836	51.3%

Tons sold
Illinois Basin	4,963	5,365	(402)	(7.5)%
Central Appalachia	764	845	(81)	(9.6)%
Northern Appalachia	700	784	(84)	(10.7)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	6,427	6,994	(567)	(8.1)%

Coal sales
Illinois Basin	$221,530	$183,903	$37,627	20.5%
Central Appalachia	53,787	49,110	4,677	9.5%
Northern Appalachia	36,493	36,145	348	1.0%
Other and Corporate	450	—	450	(1)
Elimination	—	—	—	—

Total coal sales	$312,260	$269,158	$43,102	16.0%

Other sales and operating revenues
Illinois Basin	$637	$573	$64	11.2%
Central Appalachia	128	161	(33)	(20.5)%
Northern Appalachia	774	1,046	(272)	(26.0)%
Other and Corporate	9,360	3,945	5,415	(1)
Elimination	(4,749)	(1,915)	(2,834)	(1)

Total other sales and operating revenues	$6,150	$3,810	$2,340	61.4%

Segment Adjusted EBITDA Expense
Illinois Basin	$131,409	$127,026	$4,383	3.5%
Central Appalachia	37,096	38,149	(1,053)	(2.8)%
Northern Appalachia	30,555	28,193	2,362	8.4%
Other and Corporate	6,599	3,972	2,627	66.1%
Elimination	(4,749)	(2,036)	(2,713)	(1)

Total Segment Adjusted EBITDA Expense (3)	$200,910	$195,304	$5,606	2.9%

(1)	Percentage increase or decrease was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, net income attributable to noncontrolling interest and general and administrative expenses. Consolidated EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	our operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income and Net Income of ARLP (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment Adjusted EBITDA	$117,500	$77,664

General and administrative	(9,734)	(8,831)
Depreciation, depletion and amortization	(27,350)	(23,294)
Interest expense, net	(7,350)	(2,890)
Income tax (expense) benefit	(426)	655

Net income	$72,640	$43,304
Net income attributable to noncontrolling interest	(129)	(141)

Net Income of ARLP	$72,511	$43,163

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers, and consequently we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expense (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment Adjusted EBITDA Expense	$200,910	$195,304

Outside coal purchases	(4,760)	(2,903)
Other income	226	217

Operating expense (excluding depreciation, depletion and amortization)	$196,376	$192,618

Illinois Basin – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 58.0% to $90.8 million as compared to $57.5 million in the 2008 Quarter. The $33.3 million increase was primarily attributable to improved contract pricing reflecting a higher average coal sales price of $44.64 per ton during the 2009 Quarter compared to $34.28 per ton for the 2008 Quarter. The benefit of the higher average coal sales price was partially offset by reduced tons sold due to weather disruptions in western Kentucky, particularly at the Dotiki, Warrior and Elk Creek mines, as well as unplanned customer outages during the 2009 Quarter. Total Segment Adjusted EBITDA Expense, defined in reference (3) to the above table, for the 2009 Quarter increased 3.5% to $131.4 million from $127.0 million in the 2008 Quarter, primarily as a result of cost increases described above under consolidated operating expenses and the impact of weather disruptions which were partially offset by lower costs due to reduced tons sold during the 2009 Quarter. On a per ton sold basis, Segment Adjusted Expense for the 2009 Quarter increased $2.80 to $26.48 per ton as compared to the 2008 Quarter Segment Adjusted EDITDA of $23.68 per ton.

Central Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, increased 51.2% to $16.8 million for the 2009 Quarter compared to $11.1 million in the 2008 Quarter. The increase of $5.7 million was primarily the result of improved contract pricing, resulting in an increase in the average coal sales price of $12.33 per ton to $70.41 per ton in the 2009 Quarter, as compared to $58.08 per ton in the 2008 Quarter. Segment Adjusted EBITDA Expense per ton sold during the 2009 Quarter of $48.56 was an increase of $3.44 per ton as compared to $45.12 per ton sold in the 2008 Quarter, reflecting higher costs per ton resulting from lower production and cost increases described above under consolidated operating expenses, as well as offsetting favorable impacts from certain decreases in compliance related costs, workers compensation costs and reduced outside coal purchase cost per ton during the 2009 Quarter as compared to the 2008 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table).

Northern Appalachia – Segment Adjusted EBITDA, as defined in reference (2) to the table above, decreased 25.4% to $6.7 million for the 2009 Quarter as compared to $9.0 million in the 2008 Quarter. The decrease was the result of lower tons sold and higher Segment Adjusted EBITDA Expense per ton sold during the 2009 Quarter of $43.65 per ton, an increase of $7.67 per ton as compared to $35.98 per ton in the 2008 Quarter (for a definition of Segment Adjusted EBITDA Expense, see reference (3) to the above table). The increase in Segment Adjusted EBITDA Expense per ton sold reflects the impact of less favorable mining conditions and reduced recovery during the 2009 Quarter, higher contract mining and purchased coal costs and increased maintenance costs on longwall equipment, as well as the other cost increases described above under consolidated operating expenses. Coal sales benefited from a higher average coal sales price of $52.13 per ton for the 2009 Quarter as compared to $46.12 per ton for the 2008 Quarter partially offset by a 10.7% decrease in tons sold reflecting lower contract shipments.

Other and Corporate – Segment Adjusted EBITDA, as defined in reference (2) to the above table, increased to $3.2 million in the 2009 Quarter from a loss of $26,000 in the 2008 Quarter, primarily due to increased Matrix Design product sales and service revenues and Mt. Vernon transloading revenues. The increase in Segment Adjusted EBITDA Expense, as defined in reference (3) to the above table, primarily reflects increased expenses associated with higher outside services revenue and product sales.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under revolving credit facilities. We believe that the current cash on hand along with cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. Our ability to satisfy our obligations and planned expenditures will depend upon our future operating performance and access to financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, some of which are beyond our control. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow is materially lower than expected, including the impact of increases in interest rates, future liquidity may be adversely affected. Please see “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008.

Cash Flows

Cash provided by operating activities was $75.3 million for the 2009 Quarter compared to $66.4 million for the 2008 Quarter. The increase in cash provided by operating activities was principally attributable to an increase in net income partially offset by unfavorable changes in cash flow for certain operating assets such as trade receivables and inventory.

Net cash used in investing activities was $67.3 million for the 2009 Quarter compared to $43.1 million for the 2008 Quarter. The increase in cash used for investing activities was primarily attributable to an increase in capital expenditures related to the continuing mine development at the River View and Tunnel Ridge growth projects, partially offset by an absence of acquisitions of coal reserves and other assets in the 2009 Quarter as compared to $13.3 million in such acquisitions in the 2008 Quarter. Additionally, timing differences related to payment of accounts payable and accrued liabilities for the 2009 Quarter capital expenditures partially offset the increases in capital expenditures in the 2009 Quarter.

Net cash used in financing activities was $41.0 million for the 2009 Quarter compared to $8.5 million for the 2008 Quarter. The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2009 Quarter and the benefit in the 2008 Quarter of net borrowings of $22.0 million under our revolving credit facility.

Capital Expenditures

Capital expenditures increased to $85.6 million in the 2009 Quarter from $34.0 million in the 2008 Quarter. See “—Cash Flows” above concerning this increase in capital expenditures. Our anticipated total capital expenditures for the year ending December 31, 2009 are estimated in a range of $375 to $425 million. Management anticipates funding remaining 2009 capital requirements with our cash and cash equivalents ($212.0 million as of March 31, 2009), cash flows provided by operations and borrowing available under our revolving credit facility as discussed below. The terms of our credit facility require us to seek a waiver from our lenders if our Intermediate Partnership incurs capital expenditures, excluding acquisitions, in excess of $328.9 million in 2009. We have not yet sought to obtain a waiver or to amend our credit facility. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

ARLP Credit Facility. On September 25, 2007 our Intermediate Partnership entered into a $150.0 million revolving credit facility (“ARLP Credit Facility”), which matures in 2012. Borrowings under the ARLP Credit Facility bear interest based on a floating base rate plus an applicable margin. The applicable margin is based on a leverage ratio of our Intermediate Partnership, as computed from time to time. For London Interbank Offered Rate (“LIBOR”) borrowings, the applicable margin under the ARLP Credit Facility ranges from 0.625% to 1.150% over LIBOR. Outstanding letters of credit reduce amounts available under the ARLP Credit Facility. At March 31, 2009, we had $13.9 million of letters of credit outstanding with $136.1 million available for borrowing under the ARLP Credit Facility. We had no borrowings outstanding under the ARLP Credit Facility as of March 31, 2009. We incur an annual commitment fee of 0.175% on the undrawn portion of the ARLP Credit Facility.

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

The proceeds from the Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) were used to repay $21.5 million outstanding under the ARLP Credit Facility and pay expenses associated with the offering. The remaining proceeds were placed in short-term investments pending their use to fund the development of the River View and Tunnel Ridge mining complexes and for other general working capital requirements. We incurred debt issuance costs of approximately $1.7 million associated with the 2008 Senior Notes, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (i) a minimum debt to cash flow ratio of not more than 3.0 to 1.0, (ii) a ratio of cash flow to interest expense during the four most recently ended fiscal quarters of not less than 4.0 to 1.0 and (iii) maximum annual capital expenditures, excluding acquisitions, of $328.9 million for the year ending December 31, 2009. The debt to cash flow ratio, cash flow to interest expense ratio and actual capital expenditures were 1.5 to 1.0, 10.9 to 1.0 and $85.6 million, respectively, for the three months ended March 31, 2009. Regarding the 2009 maximum annual capital expenditures requirement, see “—Capital Expenditures” above. We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2009.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At March 31, 2009, we had $29.0 million in letters of credit outstanding under agreements with these two banks. Our special general partner guarantees $5.0 million of these outstanding letters of credit.

Related-Party Transactions

We have continuing related-party transactions with our managing general partner, AHGP and our special general partner and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, a time sharing agreement concerning use of aircraft and mineral and equipment leases with our special general partner and its affiliates, and guarantees from our special general partner for letters of credit.

Please read our Annual Report on Form 10-K for the year ended December 31, 2008, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning the related-party transactions described above.

New Accounting Standards

New Accounting Standards Issued and Adopted

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS No. 141R applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. SFAS No. 141R also requires expensing restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Because we did not complete any business acquisitions during the 2009 Quarter, the adoption of SFAS No. 141R on January 1, 2009 did not have an effect on the accompanying condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries. Noncontrolling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests. Earnings per unit is based on earnings attributable to only the parent company and did not change upon adoption of SFAS No. 160. SFAS No.160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS No. 160 also requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS No. 160 is applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of 2009, the year of adoption. However, the presentation of noncontrolling interests within partners’ capital and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. For more information, please read “Item 1. Financial Statements (Unaudited) – Note 11. Noncontrolling Interest” of this Quarterly Report on Form 10-Q.

In March 2008, the FASB issued Emerging Issues Task Force (“EITF”) No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships, which considers whether the IDR of a master limited partnership represents a participating security when considered in the calculation of earnings per unit under the two-class method. The EITF considers whether the partnership agreement contains any contractual limitations concerning distributions to IDR holders that would impact the amount of earnings to allocate to the IDR holders for each reporting period. If distributions are contractually limited to the IDR holders’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the IDR holders. We believe our partnership agreement contractually limits our distributions to available cash and therefore, undistributed earnings are no longer allocated to the IDR holder as provided under EITF No. 07-4. Accordingly, the adoption of EITF No. 07-4 impacts our presentation of earnings per unit in periods when Net Income of ARLP exceeds the aggregate distributions because undistributed earnings are no longer allocated to the IDR holder as previously prescribed under the provisions of EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. For more information, please read “Item 1. Financial Statements (Unaudited) – Note 6. Net Income of ARLP per Limited Partner Unit” of this Quarterly Report on Form 10-Q.

Also on January 1, 2009; we adopted the provisions of the FASB issued Staff Position (“FSP”) No. EITF No. 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends are not required to be returned if the employees forfeit the award. The FSP requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. Based on the requirements of FSP No. EITF No. 03-6-1, we now include outstanding unvested awards under our Long-Term Incentive Plan in our calculation of basic weighted average limited partner units outstanding. For more information, please read “Item 1. Financial Statements (Unaudited) – Note 6. Net Income of ARLP per Limited Partner Unit” of this Quarterly Report on Form 10-Q.

New Accounting Standards Issued and Not Yet Adopted

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS No. 132(R)-1 amends SFAS No. 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits, to require more detailed annual disclosures about employers’ plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The provisions of FSP SFAS No. 132(R)-1 are effective for fiscal years ending after December 15, 2009. We are currently evaluating the requirements of FSP SFAS No. 132(R)-1. However, we do not anticipate that the adoption of FSP SFAS No. 132(R)-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We are currently evaluating the requirements of FSP SFAS No. 107-1 and APB No. 28-1. However, we do not anticipate that the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will have a material impact on our condensed consolidated financial statements.

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

Almost all of our transactions are denominated in U.S. dollars and, as a result, we do not have material exposure to currency exchange-rate risks. We do not have any interest rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates. We had no borrowings outstanding under the ARLP Credit Facility as of March 31, 2009.

As of March 31, 2009, the estimated fair value of the Senior Notes and the 2008 Senior Notes was approximately $412.7 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2009. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of March 31, 2009. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the ARLP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended March 31, 2009, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and our ability to respond to the competition;

•	sustained decreases in coal prices, which could adversely affect our operating results and cash flows;

•	decreases in spot market prices for coal;

•	risks associated with the expansion of our operations and properties;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	the impact and duration of the current worldwide economic downturn;

•	liquidity constraints, including those resulting from the cost or unavailability of financing due to current credit market conditions;

•	customer bankruptcies or cancellations or breaches to existing contracts;

•	customer delays or defaults in making payments;

•

fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations, including those related to carbon emissions, and other factors;

•	legislation, regulatory and court decisions and interpretations thereof, including to issues related to climate change and miner health and safety;

•	our productivity levels and margins that we earn on our coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining our surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	coal market’s share of electricity generation;

•	prices of fuel that compete with or impact coal usage, such as oil or natural gas;

•	replacement of coal reserves;

•	a loss or reduction of direct or indirect benefits from certain state and federal tax credits;

•	difficulty obtaining commercial property insurance, and risks associated with our participation (excluding any applicable deductible) in the commercial insurance property program; and

•	other factors, including those discussed in Part II. Item 1A. “Risk Factors” and Item 1. “Legal Proceedings.”

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

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009.

31.1*	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 8, 2009.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer