Form 10-K
period 2009-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2010-02-26
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $665,739,100 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on the NASDAQ Stock Market, LLC on such date.

As of February 26, 2010, 36,716,855 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are intended to come within the safe harbor protection provided by those sections. These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	increased competition in coal markets and our ability to respond to the competition;

•	decreases in coal prices, which could adversely affect our operating results and cash flows;

•	risks associated with the expansion of our operations and properties;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;

•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;

•	weakness in global economic conditions or in industries in which our customers operate;

•	liquidity constraints, including those resulting from the cost or unavailability of financing due to current capital market conditions;

•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;

•	customer delays, failure to take coal under contracts or defaults in making payments;

•	adjustments made in price, volume or terms to existing coal supply agreements;

•

fluctuations in coal demand, prices and availability due to labor and transportation costs and disruptions, equipment availability, governmental regulations, including those related to carbon dioxide emissions, and other factors;

•	legislation, regulatory and court decisions and interpretations thereof, including issues related to climate change and miner health and safety;

•	our productivity levels and margins that we earn on our coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	our ability to maintain satisfactory relations with our employees;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining our surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	difficulty in making accurate assumptions and projections regarding pension and other post-retirement benefit liabilities;

•

coal market’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy, such as natural gas, nuclear energy and renewable fuels;

•	replacement of coal reserves;

•	a loss or reduction of benefits from certain tax credits;

•	difficulty obtaining commercial property insurance, and risks associated with our participation (excluding any applicable deductible) in the commercial insurance property program; and

•	other factors, including those discussed in Item 1A. “Risk Factors” and Item 3. “Legal Proceedings.”

ii

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

You should consider the information above when reading any forward-looking statements contained:

•	in this Annual Report on Form 10-K;

•	other reports filed by us with the Securities and Exchange Commission (“SEC”);

•	our press releases; and

•	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

iii

Significant Relationships Referenced in this Annual Report

•	References to “we,” “us,” “our” or “ARLP Partnership” mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.

•	References to “ARLP” mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.

•	References to “MGP” mean Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., also referred to as our managing general partner.

•	References to “SGP” mean Alliance Resource GP, LLC, the special general partner of Alliance Resource Partners, L.P., also referred to as our special general partner.

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

General

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become what we believe to be the fifth largest coal producer in the eastern U.S. At December 31, 2009, we had approximately 647.2 million tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. In 2009, we produced 25.8 million tons of coal and sold 25.0 million tons of coal, of which 10.1% was low-sulfur coal, 22.5% was medium-sulfur coal and 67.4% was high-sulfur coal. In 2009, we sold 91.8% of our total tons to electric utilities, of which 88.6% was sold to utility plants with installed pollution control devices. These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide. We classify low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

We operate nine underground mining complexes in Illinois, Indiana, Kentucky, Maryland, and West Virginia. We are constructing a new mining complex in West Virginia, and we also operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. Our mining activities are conducted in three geographic regions commonly referred to in the coal industry as the Illinois Basin, Central Appalachian and Northern Appalachian regions. We have grown historically, and expect to grow in the future, through expansion of our operations by adding and developing mines and coal reserves in these regions.

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

We are managed by our managing general partner, MGP, a Delaware limited liability company, which holds a 0.99% and 1.0001% managing general partner interest in ARLP and the Intermediate Partnership, respectively. AHGP is a Delaware limited partnership that owns and is the controlling member of MGP. AHGP completed its initial public offering (“AHGP IPO”) on May 15, 2006 and is listed on the NASDAQ Global Select Market under the ticker symbol “AHGP.” AHGP owns, directly and indirectly, 100% of the members’ interest of MGP, a 0.001% managing interest in Alliance Coal, the incentive distribution rights (“IDR”) in ARLP and 15,544,169 common units of ARLP. The following diagram depicts our organization and ownership as of December 31, 2009:

(1)	The Management Group comprises current and former members of our management, who are the former indirect owners of MGP, and their affiliates.
(2)	The units held by SGP and most of the units held by the Management Group are subject to a transfer restriction agreement that, subject to a number of exceptions (including certain transfers by Mr. Craft in which the other parties to the agreement are entitled or required to participate), prohibits the transfer of such units unless approved by a majority of the disinterested members of the board of directors of AGP pursuant to certain procedures set forth in the agreement.

Our internet address is www.arlp.com, and we make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and Forms 3, 4 and 5 for our Section 16 filers (and amendments and exhibits, such as press releases, to such filings) as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. Information on our website or any other website is not incorporated by reference into this report and does not constitute a part of this report.

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Mining Operations

We produce a diverse range of steam coals with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications required by our customers. The following chart summarizes our coal production by region for the last five years.

	Year Ended December 31,
Regions and Complexes	2009	2008	2007	2006	2005
	(tons in millions)
Illinois Basin:
Dotiki, Warrior, Pattiki, Hopkins, River View and Gibson complexes	20.7	20.3	17.9	16.9	15.7
Central Appalachian:
Pontiki and MC Mining complexes	2.6	3.2	3.2	3.5	3.3
Northern Appalachian:
Mettiki complex	2.5	2.9	3.2	3.3	3.3

Total	25.8	26.4	24.3	23.7	22.3

The following map shows the location of our mining complexes and projects:

Alliance Resource Partners, L.P.

Coal Mining Complexes and Projects

ILLINOIS
INDIANA
OHIO
PENNSYLVANIA
MARYLAND
WEST VIRGINIA
KENTUCKY
VIRGINIA
1
2
3
4
5
6
7
8
9
10
11
12
13

1. PATTIKI COMPLEX
Pattiki Mine
Mining Type: Underground
Mining Access: Shaft
Mining Method: Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad & Barge

2. RIVER VIEW COMPLEX
No. 11 and No. 9 Mines
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
Rail or Truck to Ohio River Barge
Transloading Facility

7. GIBSON COMPLEX
Gibson North Mine
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Continuous Miner
Coal Type: Medium Sulfur
Transportation: Railroad, Truck, & Barge

8. GIBSON SOUTH PROJECT
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

12. PENN RIDGE PROJECT
(Permitting application in process)
Mining Type: Underground
Mining Access: Slope & Shaft
Mining Method: Longwall & Continuous Miner
Coal Type: High Sulfur
Transportation: Railroad & Barge

13. METTIKI COMPLEX
Mountain View Mine
Mining Type: Underground
Mining Access: Slope
Mining Method: Longwall & Continuous Miner
Coal Type: Medium Sulfur
Transportation: Railroad & Truck

○ CURRENT OPERATIONS
◇ MINES UNDER CONSTRUCTION
□ MINE DEVELOPMENT PROJECTS
△ TRANSFER TERMINAL

N
E
0'
250000'
500000'
750000'

Illinois Basin Operations

Our Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. We currently have approximately 2,230 employees and operate six mining complexes in the Illinois Basin.

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

Warrior Complex. Our subsidiary, Warrior Coal, LLC (“Warrior”), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky. The Warrior complex was opened in 1985 and acquired by us in February 2003. Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Warrior’s new preparation plant became operational in the first quarter of 2009 and has throughput capacity of 1,200 tons of raw coal an hour. Warrior’s production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries.

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

Gibson Complex. Our subsidiary, Gibson County Coal, LLC (“Gibson County Coal”), operates the Gibson mine, an underground mining complex located near the city of Princeton in Gibson County, Indiana. The mine began production in November 2000 and utilizes continuous mining units employing room-and-pillar mining techniques to produce medium-sulfur coal. The preparation plant has throughput capacity of 700 tons of raw coal an hour. Production from Gibson is either shipped by truck on U.S. and state highways or transported by rail on CSX and Norfolk Southern Railway Company (“NS”) railroads directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for sale to customers capable of receiving barge deliveries. We refer to the reserves mined at this location as the “Gibson North” reserves. We also control undeveloped reserves in Gibson County that are not contiguous to the reserves currently being mined, which we refer to as the “Gibson South” reserves. See “Gibson South Reserves” discussed below.

River View Complex. In April 2006, we acquired River View Coal, LLC (“River View”) from ARH. River View currently controls, through coal leases or direct ownership, approximately 120.8 million tons of proven and probable high-sulfur coal in the Kentucky No. 7, No. 9 and No. 11 coal seams underlying properties located primarily in Union County, Kentucky, as well as certain surface properties, facilities and permits. In July 2007, we began construction of the mining complex and production began in August 2009. River View is an underground mining complex that, at full capacity, will have the capability of annually producing approximately 6.4 million tons utilizing eight continuous mining units employing room-and-pillar mining techniques. River View’s preparation plant has throughput capacity of 1,800 tons of raw coal per hour. Coal produced from the River View mine is transported by overland belt to a barge loading facility on the Ohio River (mile marker 843). Total capital expenditures required to develop the River View mine to full capacity are estimated to range from approximately $250 million to $275 million, of which $199.5 million has been incurred as of December 31, 2009. These amounts exclude capitalized interest and capitalized mine development costs associated with incidental production. (For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.”)

Gibson South Reserves. We have partially completed the permitting process for the Gibson South reserves and we continue to evaluate development of the project. (For more information on the permitting process, and matters that could hinder or delay the process, please read “—Regulation and Laws—Mining Permits and Approvals.”) Development of the project continues to be market dependent, and its timing is open-ended pending sufficient coal sales commitments to support the project. We expect the mine to be developed as an underground mining complex using continuous mining units employing room-and-pillar techniques, and to have annual production capacity of approximately 3.0 million to 3.5 million tons. Definitive development commitment for Gibson South is dependent upon final approval by the board of directors of our managing general partner (“Board of Directors”).

Central Appalachian Operations

Our Central Appalachian mining operations are located in eastern Kentucky. We currently have approximately 440 employees and operate two mining complexes in Central Appalachia.

Pontiki Complex. The Pontiki complex is located near the city of Inez in Martin County, Kentucky. We constructed the mine in 1977. Our subsidiary, Pontiki Coal, LLC (“Pontiki”), owns the mining complex and controls the reserves, and our subsidiary, Excel Mining, LLC (“Excel”), conducts all mining operations. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has throughput capacity of 900 tons of raw coal an hour. Coal produced in 2009 remained low sulfur, but does not meet the compliance requirements of Phase II of the Federal Clean Air Act (“CAA”) (see “—Regulation and Laws—Air Emissions” below). Coal produced from the mine is shipped via the NS railroad directly to customers or to various transloading facilities on the Ohio River for sale to customers capable of receiving barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for shipment to customers capable of receiving barge deliveries. In 2009, we idled one of the Pontiki production units due to weak coal market conditions.

MC Mining Complex. The MC Mining complex is located near the city of Pikeville in Pike County, Kentucky. We acquired the mine in 1989. Our subsidiary, MC Mining, LLC (“MC Mining”), owns the mining complex and leases the reserves, and Excel conducts all mining operations. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has throughput capacity of 1,000 tons of raw coal an hour. Substantially all of the coal produced at MC Mining in 2009 met or exceeded the compliance requirements of Phase II of the CAA (see “—Regulation and Laws—Air Emissions” below). Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for sale to customers capable of receiving barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for shipment to customers capable of receiving barge deliveries.

Northern Appalachian Operations

Our Northern Appalachian mining operations currently employ approximately 250 employees and are located in Maryland and West Virginia. We operate one mining complex and have one mining complex under construction in Northern Appalachia. We also control undeveloped reserves in West Virginia and Pennsylvania.

Mettiki (MD) Operation. Our subsidiary, Mettiki Coal, LLC (“Mettiki (MD)”), previously operated an underground longwall mine located near the city of Oakland in Garrett County, Maryland. Underground longwall mining operations ceased at this mine in October 2006 upon the exhaustion of the economically mineable reserves, and the longwall mining equipment was moved from the Mettiki (MD) operation to the operation of our subsidiary, Mettiki Coal (WV), LLC (“Mettiki (WV)”) (discussed below). Medium-sulfur coal produced from two small-scale third-party mining operations (a surface strip mine and an underground mine) on properties controlled by Mettiki (MD) and another of our subsidiaries, Backbone Mountain, LLC, supplements the Mettiki (WV) production, providing blending optimization and allowing the operation to take advantage of market opportunities as they arise. The surface strip mine was idled for part of 2009 due to weak coal market conditions.

Our Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal an hour. A portion of the Mettiki (WV) production is transported to this preparation plant for processing and then trucked to a blending facility at the Virginia Electric and Power Company (“VEPCO”) Mt. Storm Power Station. The preparation plant also is served by the CSX railroad, providing the opportunity to ship into the metallurgical coal market.

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

Tunnel Ridge Complex. Our subsidiary, Tunnel Ridge, LLC (“Tunnel Ridge”), controls, through a coal lease agreement with our special general partner, approximately 70.2 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 coal seam in West Virginia and Pennsylvania. An underground mining permit was issued to Tunnel Ridge by the West Virginia Department of Environmental Protection on February 12, 2007, and we either have received or have applications pending for all permits necessary to conduct operations. (For more information on the permitting process, and matters that could hinder or delay the process, please read “—Regulation and Laws—Mining Permits and Approvals.”) In September of 2008, our Board of Directors gave final approval for development of the reserves, and Tunnel Ridge has begun construction of the mining complex, which will be an underground, longwall mine. Capital expenditures required for development are estimated to be in the range of approximately $285 million to $300 million, of which $92.7 million has been incurred as of December 31, 2009. These amounts exclude capitalized interest and capitalized mine development costs associated with incidental production. (For more information about mine development costs, please read “Mine Development Costs” under “Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.”) We expect to begin longwall mining operations at Tunnel Ridge in the second half of 2011, and we expect annual production capacity of the mine to be approximately 5.5 to 6.0 million tons. Beginning in the second quarter of 2010, we anticipate incidental production of approximately 20,000 to 40,000 tons per month during the mine development phase increasing to approximately 100,000 tons per month of incidental production in 2011 until longwall mining and full production begins later in 2011.

Penn Ridge. Our subsidiary, Penn Ridge Coal, LLC (“Penn Ridge”), is party to a coal lease agreement effective December 31, 2005 with Allegheny Pittsburgh Coal Company (“Allegheny”), pursuant to which Penn Ridge leases Allegheny’s Buffalo coal reserve in Washington County, Pennsylvania, which is estimated to include approximately 56.7 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 seam. Penn Ridge has initiated the permitting process for the Buffalo coal reserves and continue to evaluate development. (For more information on the permitting process, and matters that could hinder or delay the process, please read “—Regulation and Laws—Mining Permits and Approvals.”) Development of the project continues to be market dependent, and its timing is open-ended pending sufficient coal sales commitments to support the project. It is expected that these reserves will be developed as an underground mining complex using either continuous mining units employing room-and-pillar techniques, longwall mining, or both. We expect the annual production capacity of the Penn Ridge mine to be approximately 2.5 to 3.0 million tons utilizing continuous mining units or up to 5.0 million tons with longwall mining. Definitive development commitment for Penn Ridge is dependent upon final approval by our Board of Directors.

Other Operations

Mt. Vernon Transfer Terminal, LLC

Our subsidiary, Mt. Vernon, leases land and operates a coal loading terminal on the Ohio River (mile marker 827.5) at Mt. Vernon, Indiana. Coal is delivered to Mt. Vernon by both rail and truck. The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons. During 2009, the terminal loaded approximately 2.9 million tons for customers of Pattiki, Gibson, Elk Creek, and for third parties.

Coal Brokerage

As markets allow, we buy coal from non-affiliated producers principally throughout the eastern U.S., which we then resell. We have a policy of matching our outside coal purchases and sales to minimize market risks associated with buying and reselling coal. In 2009, we sold 13,497 tons classified as brokerage coal in our financial results.

Matrix Design Group, LLC

Our subsidiaries, Matrix Design Group, LLC and Alliance Design Group, LLC (collectively, “MDG”), provide a variety of mine products and services for our mining operations and to unrelated parties. We acquired this business in September 2006. MDG’s products and services include design and installation of underground mine hoists for transporting employees and materials in and out of mines; design of systems for automating and controlling various aspects of industrial and mining environments; and design and sale of mine safety equipment, including its miner and equipment tracking system. In 2009, our financial results were not significantly impacted by MDG’s activities.

Additional Services

We develop and market additional services in order to establish ourselves as the supplier of choice for our customers. Examples of the kind of services we have offered to date include ash and scrubber sludge removal, coal yard maintenance and arranging alternate transportation services. Revenues from these services in 2009 and historically have represented less than one percent of our total revenues. In addition, our affiliate, Mid-America Carbonates, LLC (“MAC”), which is a joint venture in which White County Coal participates, manufactures and sells rock dust to us and to unrelated parties. In 2009, our financial results were not significantly impacted by MAC’s business. Please read “Item 8. Financial Statements and Supplementary Data—Note 18. Noncontrolling Interest.”

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

Coal Marketing and Sales

As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers. These arrangements are mutually beneficial to us and our customers in that they provide greater predictability of sales volumes and sales prices. In 2009, approximately 92.6% and 91.1% of our sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with committed term expirations ranging from 2010 to 2016. Our total nominal commitment under significant long-term contracts for existing operations was approximately 138.7 million tons at December 31, 2009, and is expected to be delivered as follows: 29.2 million tons in 2010, 26.9 million tons in 2011, 20.4 million tons in 2012, and 62.2 million tons thereafter during the remaining terms of the relevant coal supply agreements. The total commitment of coal under contract is an approximate number because, in some instances, our contracts contain provisions that could cause the nominal total commitment to increase or decrease by as much as 20%. The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity. In addition, the nominal total commitment can otherwise change because of reopener provisions contained in certain of these long-term contracts.

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

Reliance on Major Customers

Our four largest customers in 2009 were Louisville Gas and Electric Company, VEPCO, Seminole Electric Cooperative, Inc and Tennessee Valley Authority. During 2009, we derived approximately 41.8% of our total revenues from these four customers and at least 10.0% of our total revenues from each of the four. For more information about these customers, please read “Item 8. Financial Statements and Supplementary Data—Note 21. Concentration of Credit Risk and Major Customers.”

Competition

The coal industry is intensely competitive. The most important factors on which we compete are coal price, coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply. Our principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., International Coal Group, Inc., James River Coal Company, Massey Energy Company, Murray Energy, Inc., Patriot Coal Corporation and Peabody Energy Corp. Some of these coal producers are larger and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in the Illinois Basin, Central Appalachian and Northern Appalachian regions. The prices we are able to obtain for our coal are primarily linked to coal consumption patterns of domestic electricity generating utilities, which in turn are influenced by economic activity, government regulations, weather and technological developments. Additionally, coal competes with other fuels such as petroleum, natural gas, nuclear energy and renewable energy sources for electrical power generation. Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel. For additional information, please see “Item 1A. Risk Factors”. As the price of domestic coal increases, we may also begin to compete with companies that produce coal from one or more foreign countries.

Transportation

Our coal is transported to our customers by rail, truck and barge. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 3.0% to 55.0% of the total delivered cost of a customer’s coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers, and in many cases we are able to accommodate multiple transportation options. Typically, our customers pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry. Approximately 76.1% of our 2009 sales volume was initially shipped from the mines by rail with the remainder leaving the mines by truck or barge. In 2009, the largest volume transporter of our coal shipments was the CSX, which moved approximately 37.0% of our tonnage over its rail system. The practices of, and rates set by, the transportation company serving a particular mine or customer may affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mine.

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

Subsequent to passage of the MINER Act, Illinois, Kentucky, Pennsylvania and West Virginia have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Other states may pass similar legislation in the future. Also, additional federal legislation that would have imposed additional safety and health requirements on coal mining was introduced in the 110th Congress, but did not become law. Although the same or similar legislation has not been introduced in the current 111th Congress, it could be introduced at any time. In addition, MSHA continues to interpret and implement various provisions of the MINER Act. Although we are unable to quantify the full impact, implementing and complying with these new laws and regulations have had, and are expected to continue to have, an adverse impact on our results of operation and financial position.

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

Coal Industry Retiree Health Benefits Act

The Federal Coal Industry Retiree Health Benefits Act (“CIRHBA”) was enacted to fund health benefits for some United Mine Workers of America retirees. CIRHBA merged previously established union benefit plans into a single fund into which “signatory operators” and “related persons” are obligated to pay annual premiums for beneficiaries. CIRHBA also created a second benefit fund for miners who retired between July 21, 1992 and September 30, 1994, and whose former employers are no longer in business. Because of our union-free status, we are not required to make payments to retired miners under CIRHBA, with the exception of limited payments made on behalf of predecessors of MC Mining. However, in connection with the sale of the coal assets acquired by ARH in 1996, MAPCO Inc., now a wholly-owned subsidiary of The Williams Companies, Inc., agreed to retain, and be responsible for, all liabilities under CIRHBA.

Surface Mining Control and Reclamation Act

The Federal Surface Mining Control and Reclamation Act (“SMCRA”), establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. Although we have minimal surface mining activity and no mountaintop removal mining activity, SMCRA nevertheless requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of our mining activities.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The tax for surface-mined and underground-mined coal is $0.315 per ton and $0.135 per ton, respectively, through 2012. In fiscal years 2013 through 2021, the tax for surface-mined and underground-mined coal will be reduced to $0.28 per ton and $0.12 per ton, respectively. We have accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Please read “Item 8. Financial Statements and Supplementary Data.—Note 16. Asset Retirement Obligations.” In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage (“AMD”) control on a statewide basis.

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

On June 11, 2009, the U.S. Department of the Interior, the U.S. Army Corps of Engineers (“Corps of Engineers”) and the U.S. Environmental Protection Agency (“EPA”) issued a Memorandum of Understanding (“MOU”) setting forth an Interagency Action Plan on Appalachian Surface Coal Mining to “significantly reduce the harmful environmental consequences of Appalachian surface coal mining operations, while ensuring that future mining remains consistent with federal law.” Pursuant to the MOU, the Office of Surface Mining Reclamation and Enforcement (“OSM”) intends to “reevaluate and determine how it will more effectively conduct oversight of state permitting, state enforcement, and regulatory activities under SMCRA.” In a statement issued on its oversight review, the OSM specifically noted that while the MOU applies only to six Appalachian states, any changes it makes to its oversight policy will apply nationwide. Among the immediate actions OSM has indicated it plans to take are more oversight inspections, articulation of OSM authority to conduct inspections without prior notification to the state, evaluation of oversight data collection, analysis, and reporting requirements and methodologies, review of more state-issued permits and state permitting procedures, and development of a national geographic information system with data on coal mining and reclamation activities. We are unable to predict the impact, if any, of such actions by the OSM, although the actions could result in additional delays in obtaining permits and additional enforcement action, as a result of increased inspections.

Bonding Requirements

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

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining operations. The CAA directly impacts our coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities. There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and any additional measures required under the laws and EPA regulations will make it more costly to operate coal-fired power plants and could make coal a less attractive fuel alternative in the planning and building of power plants in the future. Any reduction in coal’s share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.

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

The EPA has promulgated rules, referred to as the “Nitrogen Oxide SIP Call,” that, among other things, require coal-fired power plants in 21 eastern states and Washington D.C. to make substantial reductions in nitrogen oxide emissions in an effort to reduce the impacts of ozone transport between states. Additionally, in March 2005, the EPA issued the final Clean Air Interstate Rule (“CAIR”) which permanently capped nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. beginning in 2009 and 2010, respectively. CAIR required these states to achieve the mandated nitrogen oxide and sulfur dioxide emission reductions by requiring power plants to either participate in an EPA-administered “cap-and-trade” program that capped these emissions in two phases, or by meeting an individual state emissions budget through measures established by the state. Similarly, in March 2005, the EPA finalized the Clean Air Mercury Rule (“CAMR”), which established a two-part, nationwide cap on mercury emissions from coal-fired power plants beginning in 2010. If it had been fully implemented, the CAMR would have permitted states to develop and manage their own mercury control regulations or participate in an interstate cap-and-trade program for mercury emission allowances. The CAIR and CAMR rules were both the subject of successful legal challenges, however, which have rendered the future of these rules uncertain. On February 8, 2008, the D.C. Circuit Court of Appeals vacated the CAMR rule for further consideration by the EPA. In response to that ruling, the EPA is developing, and has stated that it intends to propose by March 10, 2011, air toxics standards for coal- and oil-fired generating units. On December 24, 2009, the EPA approved an Information Collection Request requiring power plants to submit emissions information for use in developing those standards. In addition, on July 11, 2008, the D.C. Circuit Court of Appeals vacated the CAIR, but on petition for rehearing, the court retracted its vacatur and remanded the rule to the EPA for further consideration. This remand has the effect of leaving the rule in place while the EPA evaluates possible changes to the rule to correct the defects identified in the court’s original opinion. While the futures of the CAIR and CAMR are uncertain, the EPA may require a significant amount of emissions reductions at coal-fired power generation facilities in replacing those rules. The additional costs that could be associated with the implementation of any rules could make coal a less attractive fuel source.

The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the national ambient air quality standards should be revised. Pursuant to this process, in 2006, the EPA adopted a more stringent national air quality standard for fine particulate matter: in 2008, the EPA adopted a more stringent national ambient air quality standard for ozone, and in January 2010, the EPA adopted a more stringent national air quality standard for nitrogen oxide. As a result, some states will be required to amend their existing state implementation plans to attain and maintain compliance with the new air quality standards and other states will be required to develop new state implementation plans for areas that were previously in “attainment” but do not attain the new standards. States are expected to submit their implementation plans for meeting the new fine particulate matter standard to the EPA over the next two years, and their implementation plans for meeting the new ozone standard over the next four years. By January 2012, the EPA expects to make an initial classification of areas as either in attainment or nonattainment regarding the new nitrogen dioxide standard or as unclassifiable. When sufficient data from the rule’s new monitoring requirements becomes available after 2015, the EPA will then reclassify previously unclassifiable areas as in attainment or nonattainment. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and nitrogen oxides, which are precursors to ozone formation, our mining operations and our customers could be affected when the new standards are implemented by the applicable states.

In June 2005, the EPA announced final amendments to its regional haze program originally developed in 1999 to improve visibility in national parks and wilderness areas. As part of the new rules, affected states were required to develop implementation plans by December 2007 that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. Most states missed the December 2007 deadline, and on January 9, 2009, the EPA issued a Finding of Failure to Submit State Implementation Plans, which may trigger Federal enforcement plans in some states. This program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas. In addition, this program may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Demand for our coal could be affected when these new standards are implemented by the applicable states.

The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities, including some of our customers, alleging violations of the new source review provisions of the CAA. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the new source review program. Several of these lawsuits have settled, but others remain pending, and still more lawsuits may be filed. Depending on the ultimate resolution of these cases, demand for our coal could be affected.

Carbon Dioxide Emissions

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere. The U.S. Congress is considering legislation to reduce emissions of greenhouse gases. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” (“ACESA”), which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions. President Obama has expressed support for legislation to restrict or regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. Depending on the particular regulatory program that could apply, at either the federal or state level, our customers could be required to purchase and surrender allowances for greenhouse gas emissions resulting from their operations or install emission control equipment to reduce emissions of greenhouse gases. These requirements could increase our customers’ operational and compliance costs and result in reduced demand for our coal products and have an adverse effect on our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts v. EPA that greenhouse gases including carbon dioxide fall under the federal CAA definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In September 2009, the EPA published a proposed rule to regulate greenhouse gas emissions for light-duty vehicles under the CAA, in response to the Supreme Court’s decision in Massachusetts. On December 15, 2009, the EPA published its finding that greenhouse gas emissions, including carbon dioxide and methane, endanger public health and welfare and that greenhouse gases emitted by motor vehicles contribute to that endangerment (“Endangerment Finding”). The EPA’s Endangerment Finding does not impose greenhouse gas controls on its own, but is a necessary prerequisite to further regulatory action under the CAA to control greenhouse gas emissions from sources, in particular mobile sources. Several groups have filed Petitions for Reconsideration asking the EPA to reconsider the Endangerment Finding based on developments occurring after the end of the public comment period for the Endangerment Finding. Further, several groups have filed Petitions for Review asking the United States Court of Appeals for the District of Columbia Circuit to review the legality of the EPA’s Endangerment Finding.

The EPA has indicated that it expects to issue final greenhouse gas emission standards for light-duty vehicles in March 2010. Once these rules are finalized and actual greenhouse gases become subject to regulation under the CAA, then another CAA program – the prevention of significant deterioration (“PSD”) program – could require certain stationary sources, including coal-fired power plants, to obtain permits prior to construction and modification and to implement best available control technology. In another, related rulemaking, the so-called “tailoring rule,” the EPA has proposed to exclude thousands of smaller stationary sources by limiting the reach of the PSD program for greenhouse gas emissions to sources that emit more than 25,000 tons of carbon dioxide equivalent, rather than to sources that emit 100 or 250 tons per year according to statutory limits. At the same time, the EPA is proposing to limit the reach of the CAA’s Title V permitting program to sources that emit 25,000 tons of carbon dioxide equivalent per year, rather than 100 tons per year, as set forth under the statute. Although these EPA rules may be subject to litigation, if greenhouse gases become subject to PSD regulation, these requirements could increase our customers’ operational and compliance costs and result in reduced demand for our coal products, and have an adverse effect on our operations. Measures to control and regulate carbon dioxide emissions could increase the costs of our coal mining and processing operations.

In addition, on October 30, 2009, the EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule requiring all stationary sources that emit more than 25,000 tons of greenhouse gases per year to collect and report to the EPA data regarding such emissions. This rule affects many of our customers, as well as our Mettiki (MD) mining complex where we operate a coal-fired stationary source thermal dryer to process coal.

In December 2009, the U.S. joined other countries in negotiating the Copenhagen Accord, a nonbinding agreement that allows countries to commit to specific efforts to reduce greenhouse gas emissions, although how and when the commitment may be converted into binding emission reduction obligations is currently uncertain. Those specific efforts must be brought forward during 2010 and established officially in the Copenhagen Accord. In addition, the terms of the Copenhagen Accord include a system of monitoring the progress being made in the reduction of greenhouse gas emissions.

In addition, there have been an increasing number of protests of and challenges to the permitting of new coal-fired power plants in several states by environmental organizations for concerns related to greenhouse gas emissions from new plants. Environmental permitting agencies in several states have denied permits for construction of new coal-fired power plants based on concerns over emissions of greenhouse gases. In November 2008, the federal Environmental Appeals Board remanded a CAA permitting decision in the In re Deseret Power Electric Cooperative case for reconsideration of whether carbon dioxide is a pollutant subject to regulation under the CAA with instructions to consider its nationwide implications. In response to this decision, in December 2008, the EPA Administrator issued an interpretive rule determining that carbon dioxide is not subject to regulation under the CAA. Environmental groups filed a Petition for Reconsideration of the interpretive rule. On February 17, 2009, the EPA granted the Petition for Reconsideration and sought public comment on the interpretive memorandum as well as the Deseret decision. In granting the petition, the EPA emphasized that the memorandum does not bind states issuing air permits under their own State Implementation Plans. If the EPA regulates greenhouse gas emissions of light-duty vehicles, as discussed above, the “subject to regulation” dispute will be resolved in that such emissions will become regulated under the CAA. Other lawsuits regarding the permitting of coal-fired power plants have challenged, and are expected to continue to challenge, how permitting authorities such as the EPA or states consider what is “best available control technology” for greenhouse gases, which may result in delays or difficulties in obtaining permits. The increased difficulty or inability of our customers to obtain permits for construction of new or expansion of existing coal-fired power plants could adversely affect our operations and demand for our products.

It is possible that future international, federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with coal consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs for coal consumption could result in some customers switching to alternative sources of fuel, or otherwise adversely affect our operations and demand for our products, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The Corps of Engineers maintains two permitting programs under CWA Section 404 for the discharge of dredged or fill material: one for “individual” permits and a more streamlined program for “general” permits.

Decisions as a result of litigation filed in the federal district court for the Southern District of West Virginia, and related litigation filed in federal district court in Kentucky, have created uncertainty regarding the future ability to obtain general permits, including Nationwide Permit 21, authorizing the construction of valley fills for the disposal of overburden from mining operations. We do not operate any mines located within the Southern District of West Virginia and currently utilize Nationwide Permit 21 at limited locations. Litigation over the validity of Nationwide Permit 21 is ongoing. In November 2009, pursuant to the MOU, the

Corps of Engineers published a proposal to modify or suspend the use of Nationwide Permit 21 in connection with surface coal mining activities in the Appalachian region. If challenges to the use of Nationwide Permit 21 ultimately are successful, or if Nationwide Permit 21 is modified or suspended, we may be required to apply for individual discharge permits pursuant to Section 404 of the CWA in areas that would have otherwise utilized Nationwide Permit 21. Such a change could result in delays in obtaining required mining permits to conduct operations, which could in turn result in reduced production, cash flow, and profitability. State and federal legislation that would prohibit or restrict the use of Section 404 permits for the discharge of overburden from certain mining operations or otherwise limit mountaintop mining also has been proposed. If such legislation were to pass, the disposal of overburden could be regulated in a more stringent and costly manner, or there could be other restrictions or additional costs, delays, or other regulatory burdens placed on our operations.

In addition, litigation has been filed in West Virginia and Kentucky challenging the issuance of individual Section 404 permits for mining activities by other coal producers. Although our mining operations are not implicated in any of these particular cases, it is possible that litigation affecting the Corps of Engineers’ ability to issue CWA Section 404 permits could adversely affect our ability to obtain permits in a timely manner and could therefore adversely affect our results of operations and financial position.

A number of other ongoing and proposed regulatory and legislative initiatives also could adversely affect our ability to obtain required permits in a timely manner. The June 11, 2009 interagency MOU set forth Enhanced Coordination Procedures for the review of applications for CWA Section 404 permits for surface coal mining activities in Appalachia. In September 2009, the EPA identified 79 projects that required further, detailed environmental review of their pending permit applications under these procedures. Although none of our projects were subjected to additional review, the enhanced review procedures indicate that obtaining Section 404 permits could become more difficult, time-consuming, and costly.

In addition, the OSM published in November 2009, an Advance Notice of Proposed Rulemaking and announced its intent to revise the Stream Buffer Zone (“SBZ”) rule published in December 2008. The SBZ rule sets forth conditions under which mining activities may be conducted in or near perennial or intermittent streams. The OSM also announced a series of measures that it intends to implement immediately, until the revisions to the SBZ rule are finalized, including: (1) mandatory coordination of review and approval of SMCRA permits with those required under the CWA; (2) meetings in each state with appropriate state and federal agencies regarding the coordination of SMCRA and CWA permitting and authorization; and (3) specific direction to OSM inspectors to focus on particular standards and permit conditions when conducting oversight inspections, including, among other things, verifying that provisions of the CWA were complied with prior to the initiation of mining activities. We are unable to predict the impact, if any, of the proposed rulemaking and the interim measures taken by the OSM, although the actions could result in prohibitions or restrictions relating to mining activities near streams, additional delays and costs associated with obtaining permits, and potentially additional CWA enforcement actions as a result of an increased focus on inspections.

Also, each state is required to submit to the EPA their biennial CWA Section 303(d) lists identifying all waterbodies not meeting state specified water quality standards. For each listed waterbody, the state is required to begin developing a Total Maximum Daily Load (“TMDL”) to:

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

In 2000, the EPA declined to impose hazardous waste regulatory controls on the disposal of some coal combustion by-products (“CCB”), including the practice of using CCB as mine fill. However, under pressure from environmental groups, the EPA has continued evaluating the possibility of placing additional solid waste regulatory restrictions on the disposal of such materials. On March 1, 2006, the National Academy of Sciences released a report commissioned by Congress that studied CCB mine filling practices and recommended federal regulatory oversight of CCB mine filling under either SMCRA or the non-hazardous waste provisions of RCRA. As a result of this report, on March 14, 2007, the OSM issued an Advanced Notice of Rule making proposing federal regulations on CCB mine filling practices. On August 29, 2007, the EPA published a Notice of Data Availability concerning information regarding the disposal of CCB in landfills and surface impoundments that has been generated since the decision in 2000. Accordingly, although we believe the beneficial uses of CCB that we employ do not constitute poor environmental practices, it is not currently possible to assess how any such regulations would impact our operations or those of our customers.

In addition, the EPA has recently issued Information Request Letters to electric utilities that have surface impoundments containing CCB, seeking information to assist the EPA in evaluating the structural integrity of these impoundments. The EPA has been conducting on-site assessments of coal ash impoundments and ponds at electric utility facilities, and a number of these facilities have developed action plans to improve the integrity of impoundments. The EPA also has announced its intention to promulgate regulations for the management of CCB by electric utilities, potentially by revising its 2000 determination that CCB should not be regulated as hazardous wastes under RCRA. Although it is not currently possible to predict how such regulations would impact our operations or those of our customers, the regulation of CCB as hazardous waste could result in increased disposal and compliance costs, which could result in decreased demand for our products.

Other Environmental, Health And Safety Regulation

In addition to the laws and regulations described above, we are subject to regulations regarding underground and above ground storage tanks in which we may store petroleum or other substances. Some monitoring equipment that we use is subject to licensing under the Federal Atomic Energy Act. Water supply wells located on our properties are subject to federal, state, and local regulation. In addition, our use of explosives is subject to the Federal Safe Explosives Act (“SEA”). The costs of compliance with these regulations should not have a material adverse effect on our business, financial condition or results of operations.

Employees

To conduct our operations, we currently employ approximately 3,090 full-time employees, including approximately 170 corporate employees and approximately 2,920 employees involved in active mining operations. Our work force is entirely union-free. We believe that relations with our employees are generally good.

Administrative Services

In connection with the AHGP IPO, ARLP entered into an administrative services agreement (“Administrative Services Agreement”) with our managing general partner, the Intermediate Partnership, AGP, AHGP and Alliance Resource Holdings, II (“ARH II”). Under the Administrative Services Agreement, certain employees, including some executive officers, provide administrative services for AHGP, AGP and ARH II and their respective affiliates. We are reimbursed for services rendered by our employees on behalf of these entities as provided under the Administrative Services Agreement. We billed and recognized administrative service revenue under this agreement for the year ended December 31, 2009 of $0.4 million from AHGP and $0.5 million from ARH II. Please read “Item 13—Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

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

Because of these and other factors, we may not have sufficient available cash to pay a specific level of cash distributions to our unitholders. Furthermore, the amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from financial reserves and working capital borrowing, and is not solely a function of profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses and may be unable to make cash distributions during periods when we record net income. Please read “—Risks Related to our Business” for a discussion of further risks affecting our ability to generate available cash.

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

As of December 31, 2009, AHGP owned 15,544,169 of our common units. AHGP also owns our managing general partner. In the future, AHGP may sell some or all of these units or it may distribute our common units to the holders of its equity interests and those holders may dispose of some or all of these units. The sale or disposition of a substantial number of our common units in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

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

Our unitholders do not elect our managing general partner or vote on our managing general partner’s officers or directors. As of December 31, 2009, AHGP owned approximately 42.4% of our outstanding units, a sufficient number to block any attempt to remove our general partner.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our managing general partner and will have no right to elect our managing general partner on an annual or other continuing basis.

In addition, if our unitholders are dissatisfied with the performance of our managing general partner, they will have little ability to remove our general partner. Our managing general partner may not be removed except upon the vote of the holders of at least 66.7% of our outstanding units. As of December 31, 2009, AHGP held approximately 42.4% of our outstanding units. Consequently, it is not currently possible for our managing general partner to be removed without the consent of AHGP. As a result, the price at which our units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

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

In becoming a limited partner of our partnership, a common unitholder is bound by the provisions in the partnership agreement, including the provisions discussed above.

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

As of December 31, 2009, AHGP owned approximately 42.4% of our outstanding limited partner interests. Conflicts of interest could arise in the future as a result of relationships between our general partners and their affiliates, on the one hand, and us, on the other hand. As a result of these conflicts our general partners may favor their own interests and those of their affiliates over the interests of our unitholders. The nature of these conflicts includes the following considerations:

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

Risks Related to our Business

Weakness in global economic conditions or in any of the industries in which our customers operate, or sustained uncertainty in financial markets may have material adverse impacts on our business and financial condition that we currently cannot predict.

As widely reported, economic conditions in the U.S. and globally have deteriorated and the extent and timing of a recovery, especially in the U.S. and Europe, is uncertain. Financial markets in the U.S., Europe and Asia have also experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government and other governments. Weakness in the U.S. or global economies, in any of the industries we serve or in the financial markets, could materially adversely affect our business and financial condition. For example:

•

the demand for electricity in the U.S. has declined and may remain at low levels or further decline if economic conditions remain weak, which may negatively impact the revenues, margins and profitability of our business;

•	the tightening of capital markets or lack of capital availability to our customers could adversely affect their ability to honor their obligations to us; and

•	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for operating our business, including development of our coal reserves.

A substantial or extended decline in coal prices could negatively impact our results of operations.

Our results of operations are primarily dependent upon the prices we receive for our coal, as well as our ability to improve productivity and control costs. The prices we receive for our production depends upon factors beyond our control, including:

•	the supply of and demand for domestic and foreign coal;

•	weather conditions;

•	the proximity to, and capacity of, transportation facilities;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	the effect of worldwide energy consumption; and

•	prevailing economic conditions.

Any adverse change in these factors could result in weaker demand and lower prices for our products. A substantial or extended decline in coal prices could materially and adversely affect us by decreasing our revenues in the event that we are not otherwise protected pursuant to the specific terms of our coal supply agreements.

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

The domestic electric utility industry accounts for approximately 90% of domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy. For example, the relatively low price of natural gas in 2009 resulted, in some instances, in utilities increasing natural gas consumption while decreasing coal consumption. Future environmental regulation of greenhouse gas emissions could accelerate the use by utilities of fuels other than coal. In addition, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for our coal. A number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources in generating a certain percentage of power. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact our results of operations and reduce our cash available for distribution.

The stability and profitability of our operations could be adversely affected if our customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

A substantial decrease in the amount of coal sold by us pursuant to long-term contracts would reduce the certainty of the price and amounts of coal sold and subject our revenue stream to increased volatility. If that were to happen, changes in spot market coal prices would have a greater impact on our results, and any decreases in the spot market price for coal could adversely affect our profitability and cash flow. In 2009, we sold approximately 92.6% of our sales tonnage under contracts having a term greater than one year, which we refer to as long-term contracts. Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions may make it more difficult for us to enter into long-term contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire.

Some of our long-term coal sales contracts contain provisions allowing for the renegotiation of prices and, in some instances, the termination of the contract or the suspension of purchases by customers.

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

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of our coal. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. A substantial portion of our coal has a high-sulfur content, which may result in increased sulfur dioxide emissions when combusted. Accordingly, these laws and regulations may affect demand and prices for our low- and high-sulfur coal. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. As a result of these current and proposed laws, regulations and regulatory initiatives, electricity generators may elect to switch to other fuels that generate less of these emissions, further reducing demand for our coal. Please read “Item 1. Business—Regulation and Laws—Air Emissions” and “—Carbon Dioxide Emissions.” In addition, the EPA has announced its intent to promulgate regulations for the management of CCB. Currently, CCB is not regulated as a hazardous waste. If the EPA were to regulate CCB as a hazardous waste or impose other restrictions or limitations on the management and disposal of CCB, this change could result in increased disposal and compliance costs, which could result in decreased demand for our products. Please read “Item 1. Business—Regulation and Laws—Hazardous Substances and Wastes.”

Increased regulation of greenhouse gas emissions could result in increased operating costs and reduced demand for coal as a fuel source, which could reduce demand for our products, decrease our revenues and reduce our profitability.

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the U.S. EPA published its findings that emissions of carbon dioxide and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings may lead to the EPA adopting and implementing regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources, including many industrial users and coal-fired power plants. The U.S. Congress is considering legislation to reduce emissions of greenhouse gases. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as coal. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions. President Obama has expressed support for legislation to restrict or regulate emissions of greenhouse gases. In December 2009, the U.S. joined with a number other countries in negotiating the Copenhagen Accord, a nonbinding agreement to commit to specific efforts to reduce greenhouse gas emissions, although how and when the commitment may be converted into binding emission reduction obligations is currently uncertain. Many states already have begun implementing legal measures to reduce emissions of greenhouse gases. Please read “Item 1. Business—Regulation and Laws—Air Emissions” and “—Carbon Dioxide Emissions.”

Future international, federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with coal consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs for coal consumption could result in reduced demand for coal and some customers switching to alternative sources of fuel, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the increased difficulty or inability of our customers to obtain permits for construction of new or expansion of existing coal-fired power plants could adversely affect demand for our coal and have an adverse effect on our business and results of operation.

Recent federal court rulings may allow plaintiffs to pursue tort claims based on the alleged effects of climate change.

In 2004, eight states and New York City sued five electric utility companies in Connecticut v. American Electric Power Co., Civ. No. 04 CV 05669 (S.D.N.Y.). These defendants were chosen as allegedly the five largest carbon dioxide emitters in the U.S., through their fossil-fuel-fired electric power plants. Invoking the federal and state common law of public nuisance, plaintiffs sought an injunction requiring defendants to abate their contribution to the nuisance of climate change by capping carbon dioxide emissions and then reducing them. Plaintiffs sued both on their own behalf to protect state-owned property and on behalf of their citizens and residents to protect public health and well-being. On September 21, 2009, on appeal of the trial court’s dismissal of the case, the Second Circuit issued a ruling holding that the district court erred in dismissing the complaints on political question grounds, that all of the Plaintiffs have standing and that Plaintiffs validly stated claims under the federal common law on nuisance.

Also, in late November 2009, in Comer v. Murphy Oil USA, et al., No. 07-60756 (5th Cir.) industry defendants asked the Fifth Circuit for a rehearing of its decision of October 16, 2009 overturning the dismissal of tort claims brought by residents of Mississippi against dozens of companies in the energy, fossil fuel production, and chemical industries, including ten coal companies, seeking money damages for injuries allegedly sustained as a result of Hurricane Katrina in 2005. In 2007, the district court had granted the defendants’ motions to dismiss, finding that the plaintiffs lacked standing and holding that the complaint raised only nonjusticiable political questions. In reversing, the Fifth Circuit held the plaintiffs had standing to bring their four state common law claims (public and private nuisance, trespass, and negligence), and that the claims did not present nonjusticiable political questions, and remanded to the trial court for further proceedings.

Although we cannot predict the impact, if any, of these court decisions, proliferation of successful climate change litigation could ultimately have a material adverse effect on our business, financial condition and results of operations.

We depend on a few customers for a significant portion of our revenues, and the loss of one or more significant customers could affect our ability to maintain the sales volume and price of the coal we produce.

During 2009, we derived approximately 41.8% of our total revenues from four customers and at least 10.0% of our 2009 total revenues from each of the four. If we were to lose any of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition and results of operations.

Litigation resulting from disputes with our customers may result in substantial costs, liabilities and loss of revenues.

From time to time we have disputes with our customers over the provisions of long-term coal supply contracts relating to, among other things, coal pricing, quality, quantity and the existence of specified conditions beyond our or our customers’ control that suspend performance obligations under the particular contract. Disputes may occur in the future and we may not be able to resolve those disputes in a satisfactory manner, which could have a material adverse effect on our business, financial condition and results of operations.

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

These conditions and events include, among others:

•	fires;

•	mining and processing equipment failures and unexpected maintenance problems;

•	unavailability of required equipment;

•	prices for fuel, steel, explosives and other supplies;

•	fines and penalties incurred as a result of alleged violations of environmental and safety laws and regulations;

•	variations in thickness of the layer, or seam, of coal;

•	amounts of overburden, partings, rock and other natural materials;

•	weather conditions, such as heavy rains, flooding, ice and other storms;

•	accidental mine water discharges and other geological conditions;

•	employee injuries or fatalities;

•	labor-related interruptions;

•	increased reclamation costs;

•	inability to acquire, maintain or renew mining rights or permits in a timely manner, if at all; and

•	fluctuations in transportation costs and the availability or reliability of transportation.

These conditions have had, and can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at any of our mines would result in a decrease in our revenues and profitability, which could materially adversely impact our quarterly or annual results.

During September 2009, we completed our annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2009. We elected to retain a participating interest in our commercial property insurance program at an average rate of approximately 14.7% in the overall $75.0 million of coverage, representing 22% of the primary $50.0 million layer. We do not participate in the second layer of $25.0 million in excess of $50.0 million. The 14.7% participation rate for this year’s renewal is consistent with our prior year participation. The aggregate maximum limit in the commercial property program is $75.0 million per occurrence of which, as a result of our participation, we are responsible for a maximum amount of $11.0 million for each occurrence, excluding a $1.5 million deductible for property damage, a $5.0 million aggregate deductible for extra expense and a 60-day waiting period for business interruption. We can make no assurances that we will not experience significant insurance claims in the future, which as a result of our level of participation in the commercial property program, could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

We are subject to numerous and comprehensive federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Certain of these laws and regulations may impose joint and several strict liability without regard to fault or legality of the original conduct. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations. Complying with these laws and regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new laws or regulations may be adopted, or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, that could materially affect our mining operations, cash flow, and profitability, either through direct impacts on our mining operations, or indirect impacts that discourage or limit our customers’ use of coal. Please read “Item 1. Business—Regulations and Laws.”

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

Mining companies must obtain numerous governmental permits or approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining. The permitting rules are complex and can change over time. Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. The public has the right to comment on permit applications and otherwise participate in the permitting process, including through court intervention. Accordingly, permits required to conduct our operations may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict our ability to economically conduct our mining operations. Limitations on our ability to conduct our mining operations due to the inability to obtain or renew necessary permits or similar approvals could reduce our production, cash flow and profitability. Please read “Item 1. Business—Regulations and Laws—Mining Permits and Approvals.”

Litigation has been filed to enjoin the issuance of Nationwide Permit 21, which is a general permit issued by the Corps of Engineers to streamline the process for obtaining permits for the discharge of overburden from mining operations under Section 404 of the CWA. In addition, the Corps of Engineers published a proposal to modify or suspend the use of Nationwide Permit 21 in the Appalachian region. In the event current or future litigation contesting the use of Nationwide Permit 21 is successful, we may be required to apply for individual discharge permits pursuant to Section 404 of the CWA in areas that would have otherwise utilized Nationwide Permit 21. This could result in additional delays and costs in developing mining operations. In addition, lawsuits have also challenged the Corps of Engineers’ issuance of certain individual Section 404 permits. Although our mining operations are not implicated in any of these particular cases, it is possible that the outcome of these lawsuits may have long-term effects on the Corps of Engineers’ ability to issue CWA permits and could thereby adversely affect our results of operation and financial position. In addition, there are a number of ongoing or proposed regulatory and legislative developments that could restrict or limit the ability to obtain Section 404 permits for discharges of dredged or fill material associated with mining operations, including a federal, interagency action plan on Appalachian surface coal mining and an enhanced environmental review process for Section 404 permits for mining operations in Appalachia. Such a change could result in delays in obtaining required mining permits to conduct operations, which could in turn result in reduced production, cash flow and profitability. Please read “Item 1. Business—Regulations and Laws—Water Discharge.”

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

Conversely, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. For instance, difficulty in coordinating the many eastern coal loading facilities, the large number of small shipments, the steeper average grades of the terrain and a more unionized workforce are all issues that combine to make coal shipments originating in the eastern U.S. inherently more expensive on a per-mile basis than coal shipments originating in the western U.S. Historically, high coal transportation rates from the western coal producing areas into certain eastern markets limited the use of western coal in those markets. Lower rail rates from the western coal producing areas to markets served by eastern U.S. coal producers have created major competitive challenges for eastern coal producers. In the event of lower transportation costs, the increased competition could have a material adverse effect on our business, financial condition and results of operations.

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

We plan to fund capital expenditures for our current growth projects with existing cash balances, future cash flow from operations, borrowings under our revolving credit facility and cash provided from the issuance of debt or equity. Our funding plans may, however, be negatively impacted by numerous factors, including higher than anticipated capital expenditures or lower than expected cash flow from operations. In addition, we may be unable to refinance our current revolving credit facility when it expires or obtain adequate funding prior to expiry because our lending counterparties may be unwilling or unable to meet their funding obligations. Furthermore, additional growth projects and expansion opportunities may develop in the future which could also require significant amounts of financing. Consequently, completion of growth projects and future expansion could require significant amounts of financing which may not be available to us on acceptable terms or in the proportions that we expect, or at all.

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

The cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have raised interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to expiring terms and, in some cases, reduced or ceased to provide funding to borrowers under existing facilities. For a discussion of how these tighter lending standards may impact our 2010 capital expenditure plans, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures.”

The credit market and debt and equity capital market conditions discussed above could negatively impact our credit ratings or our ability to remain in compliance with the financial covenants under our revolving credit agreement, which could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our growth and future expansions as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our plans.

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

The estimates of our coal reserves may prove inaccurate and could result in decreased profitability.

The estimates of our coal reserves may vary substantially from actual amounts of coal we are able to economically recover. The reserve data set forth in “Item 2. Properties” represent our engineering estimates. All of the reserves presented in this Annual Report on Form 10-K constitute proven and probable reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may vary considerably from actual results. These factors and assumptions relate to:

•	geological and mining conditions, which may not be fully identified by available exploration data and/or differ from our experiences in areas where we currently mine;

•	the percentage of coal in the ground ultimately recoverable;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulation and taxes by governmental agencies; and

•	assumptions concerning future coal prices, operating costs, capital expenditures, severance and excise taxes and development and reclamation costs.

For these reasons, estimates of the recoverable quantities of coal attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and these variations may be material. Any inaccuracy in the estimates of our reserves could result in higher than expected costs and decreased profitability.

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

We have long-term indebtedness, consisting of our outstanding senior unsecured notes and our revolving credit facility. At December 31, 2009, our total long-term indebtedness outstanding was $422.0 million. Our leverage may:

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

We and our subsidiaries are subject to various legal proceedings, which may have a material effect on our business.

We are party to a number of legal proceedings incident to our normal business activities. There is the potential that an individual matter or the aggregation of multiple matters could have an adverse effect on our cash flows, results of operations or financial position. Please see “Item 8. Financial Statements and Supplementary Data—Note 20. Commitments and Contingencies” for further discussion.

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

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. At the federal level, legislation has recently been considered that would have eliminated partnership tax treatment for certain publicly traded partnerships. Although such legislation would not have appeared to apply to us as considered, it could be reintroduced in a manner that does apply to us. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced.

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

Investment in our units by tax-exempt entities, such as individual retirement accounts (known as “IRAs”) and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Although publicly traded partnerships are entitled to rely on these proposed Treasury Regulations, they are not binding on the IRS and are subject to change until final Treasury Regulations are issued.

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

Certain federal income tax deductions currently available with respect to coal mining and production may be eliminated as a result of future legislation.

President Obama’s Proposed Fiscal Year 2011 Budget includes proposed legislation that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax provisions currently applicable to coal companies, including the repeal of the percentage depletion allowance with respect to coal properties. The passage of any legislation as a result of the budget proposal or any other similar change in U.S. federal income tax law could eliminate certain tax deductions that are currently available with respect to our operations. Although the current proposal would have no impact on our financial statements or results of operations, any such change could result in unfavorable tax consequences for our unitholders and as a result, negatively impact our unit price.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year,, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A termination does not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred.

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

At December 31, 2009, we had approximately 647.2 million tons of coal reserves. All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below) and adhere to the standards described in United States Geological Survey (“USGS”) Circular 831 and USGS Bulletin 1450-B. For information on the locations of our mines, please read “Mining Operations” under “Item 1. Business.”

The following table sets forth reserve information, at December 31, 2009, about our mining operations:

			Proven and Probable Reserves
Operations	Mine Type	Heat Content (Btus per pound)	Pounds S02 per MMbtu				Reserve Assignment
			<1.2	1.2-2.5	>2.5	Total	Assigned	Unassigned
			(tons in millions)
Illinois Basin Operations
Dotiki (KY)	Underground	12,200	—	—	97.8	97.8	97.8	—
Warrior (KY)	Underground	12,600	—	—	74.6	74.6	56.8	17.8
Hopkins (KY)	Underground	12,200	—	—	41.2	41.2	26.1	15.1
	/Surface	11,500	—	—	7.8	7.8	7.8	—
River View (KY)	Underground	11,600	—	—	120.8	120.8	120.8	—
Pattiki (IL)	Underground	11,500	—	—	47.4	47.4	47.4	—
Gibson (North) (IN)	Underground	11,600	—	22.0	3.7	25.7	25.7	—
Gibson (South) (IN)	Underground	11,500	—	12.9	40.7	53.6	—	53.6

Region Total			—	34.9	434.0	468.9	382.4	86.5

Central Appalachian Operations
Pontiki (KY)	Underground	13,000	—	9.2	—	9.2	9.2	—
MC Mining (KY)	Underground	12,600	16.3	—	1.8	18.1	18.1	—

Region Total			16.3	9.2	1.8	27.3	27.3	—

Northern Appalachian Operations
Mettiki (MD)	Underground	13,200	—	2.6	7.0	9.6	9.6	—
Mountain View (WV)	Underground	13,200	—	5.2	9.3	14.5	14.5	—
Tunnel Ridge (PA/WV)	Underground	12,600	—	—	70.2	70.2	70.2	—
Penn Ridge (PA)	Underground	12,500	—	—	56.7	56.7	56.7	—

Region Total			—	7.8	143.2	151.0	151.0	—

Total			16.3	51.9	579.0	647.2	560.7	86.5

% of Total			2.5%	8.0%	89.5%	100.0%	86.6%	13.4%

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

Reserve estimates will change from time to time to reflect mining activities, additional analysis, new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors. Weir International Mining Consultants performed an overview audit of our reserves and calculation methods in October 2005, which audit will be updated during 2010.

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product. All of our reserves are steam coal, but the reserves at our Mettiki and Mountain View complexes can be characterized as cross-over coal that can be produced as metallurgical. The 16.3 million tons of reserves listed as <1.2 pounds of SO2 per MMbtu are compliance coal under Phase II of CAA.

Assigned reserves are those reserves that have been designated for mining by a specific operation.

Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.

Btu values are reported on an as-shipped, fully washed basis. Shipments that are either fully or partially raw will have a lower Btu value.

We control certain leases for coal deposits that are near, but not contiguous to, our primary reserve bases. The tons controlled by these leases are classified as non-reserve coal deposits and are not included in our reported reserves. These non-reserve coal deposits are as follows: Dotiki—8.8 million tons, Pattiki—5.7 million tons, Hopkins County Coal—3.3 million tons, River View—23.5 million tons, Gibson (North)—2.4 million tons, Gibson (South)—14.0 million tons, Warrior—8.1 million tons, Mettiki – 5.1 million tons; Tunnel Ridge—6.1 million tons, Penn Ridge—3.4 million tons, Pontiki—8.6 million tons, and 66.0 million tons of coal located near the River View complex, for total non-reserve coal deposits of 155.0 million tons.

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

Mining Operations

The following table sets forth production and other data about our mining operations:

	Location	Tons Produced			Transportation	Equipment
Operations		2009	2008	2007
		(in millions)
Illinois Basin Operations
Dotiki	Kentucky	4.2	4.7	4.6	CSX, PAL, truck, barge	CM
Warrior	Kentucky	6.2	5.1	4.6	CSX, PAL, truck, barge	CM
Hopkins	Kentucky	4.0	4.0	2.6	CSX, PAL, truck, barge	CM
River View	Kentucky	0.5	—	—	Barge	CM
Pattiki	Illinois	2.5	2.7	2.9	EVW, barge	CM
Gibson (North)	Indiana	3.3	3.8	3.2	CSX, NS, truck, barge	CM

Region Total		20.7	20.3	17.9

Central Appalachian Operations
Pontiki	Kentucky	1.1	1.5	1.4	NS, truck, barge	CM
MC Mining	Kentucky	1.5	1.7	1.8	CSX, truck, barge	CM

Region Total		2.6	3.2	3.2

Northern Appalachian Operations
Mettiki	Maryland	0.3	0.4	0.4	Truck, CSX	CM
Mountain View	West Virginia	2.2	2.5	2.8	Truck, CSX	LW, CM

Region Total		2.5	2.9	3.2

TOTAL		25.8	26.4	24.3

CSX NS PAL CM LW EVW	- CSX Railroad - Norfolk Southern Railroad - Paducah & Louisville Railroad - Continuous Miner - Longwall - Evansville Western Railroad

ITEM 3.	LEGAL PROCEEDINGS

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

On November 2, 2006 George W. Rector et al. (the “Plaintiffs”) filed a complaint in the Circuit Court of the Second Judicial Circuit of Illinois, in White County, Illinois, against our subsidiaries White County Coal, LLC, Alliance Properties, LLC and Alliance Coal, LLC (collectively the “Alliance Defendants”) asserting claims for breach of contract, breach of fiduciary duty and unjust enrichment. A bench trial of the case was concluded in November 2009, but the court has not yet issued a decision. The Plaintiffs’ claims are based on their assertion that, as a result of assignments in 1977, 1978 and 1979 from the Plaintiffs’ or their predecessors to the Alliance Defendants’ predecessors, MAPCO Coal, Inc. and MAPCO Land & Development Corporation (collectively “MAPCO”), of certain coal leases, they are entitled to receive royalty payments on all coal mined previously or in the future from the property once affected by those leases as well as from other property in the area. Plaintiffs have alleged damages of $33.0 million or more, and have also asserted a claim for punitive damages. The subject assignments were made in accordance with an agreement between Plaintiffs and MAPCO pursuant to which Plaintiffs reserved the right to receive an overriding royalty on coal mined under the assigned leases. Several years after MAPCO terminated a number of the assigned leases, the Alliance Defendants entered into new leases of some of the property previously covered by the assigned leases, and subsequently began mining in the area. We believe that Plaintiffs’ overriding royalty interest did not extend to any renewal of the subject leases or to any new lease covering the same property, and that Plaintiffs’ claims are without merit. We also believe that an adverse decision in this litigation, if any, would not have a material adverse effect on our business, financial position or results of operations.

On April 24, 2006, we were served with a complaint from Mr. Ned Comer, et al. (the “Plaintiffs”) alleging that approximately 40 oil and coal companies, including us, (the “Defendants”) are liable to the Plaintiffs for tortuously causing damage to Plaintiffs’ property in Mississippi. The Plaintiffs allege that the Defendants’ greenhouse gas emissions caused global warming and resulted in the increase in the destructive capacity of Hurricane Katrina. On August 30, 2007, the trial court dismissed the Plaintiffs’ complaint. On September 17, 2007, Plaintiffs filed a notice of appeal of that dismissal to the U.S. Court of Appeals for the Fifth Circuit. On October 16, 2009, the Fifth Circuit overturned the trial court’s dismissal of the Plaintiffs’ private nuisance, trespass and negligence claims, finding Article III constitutional standing and no political question. The Fifth Circuit remanded these claims to the trial court for further proceedings. The Defendants have petitioned for re-hearing by the Fifth Circuit. We believe this complaint is without merit and we do not believe that an adverse decision in this litigation matter, if any, based on our status as a defendant, will have a material adverse effect on our business, financial position or results of operations. If, however, tort claims brought in this and other cases against corporate defendants for liability arising from greenhouse gas emissions are successful, demand for our coal could be adversely impacted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Partnership filed a Consent Solicitation Statement dated September 25, 2009 with the SEC on Schedule 14A in connection with the solicitation of consents of the holders of common units to approve The Third Amendment (“Third Amendment”) to the 2000 Long-Term Incentive Plan, as amended (the “Plan”). A summary of the Third Amendment was set forth in the Partnership’s Consent Solicitation Statement under the caption “The Plan and Proposed Amendment.” Such description is incorporated herein by reference and is qualified in its entirety by reference to the full text of the Amended and Restated Plan, as amended. On October 23, 2009, the unitholders of the Partnership approved the Third Amendment to the Plan. The Third Amendment had previously been authorized by the Board of Directors. The Third Amendment increased the number of common units available for issuance under the Plan from 1.2 million to 3.6 million.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners’ interests are listed on the NASDAQ Global Select Market under the symbol “ARLP”. The common units began trading on August 20, 1999. On February 23, 2010, the closing market price for the common units was $41.13 per unit. As of February 23, 2010, there were 36,716,855 common units outstanding. There were approximately 29,195 record holders and beneficial owners (held in street name) of common units at December 31, 2009.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit
1st Quarter 2008	$40.10	$32.54	$0.585 (paid May 15, 2008)
2nd Quarter 2008	$58.00	$34.34	$0.660 (paid August 14, 2008)
3rd Quarter 2008	$56.25	$28.74	$0.700 (paid November 14, 2008)
4th Quarter 2008	$34.85	$17.39	$0.715 (paid February 13, 2009)
1st Quarter 2009	$33.65	$23.87	$0.730 (paid May 15, 2009)
2nd Quarter 2009	$40.24	$28.46	$0.745 (paid August 14, 2009)
3rd Quarter 2009	$38.49	$30.78	$0.760 (paid November 13, 2009)
4th Quarter 2009	$45.00	$34.07	$0.775 (paid February 12, 2010)

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

Our historical financial data below were derived from our audited consolidated financial statements as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

(in millions, except per unit and per ton data)	Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of Income
Sales and operating revenues:
Coal sales	$1,163.9	$1,093.1	$960.3	$895.8	$768.9
Transportation revenues	45.7	44.7	37.7	39.9	39.1
Other sales and operating revenues	21.4	18.7	35.3	31.9	30.7

Total revenues	1,231.0	1,156.5	1,033.3	967.6	838.7

Expenses:
Operating expenses (excluding depreciation, depletion and amortization)	797.6	801.9	685.1	627.8	521.5
Transportation expenses	45.7	44.7	37.7	39.9	39.1
Outside coal purchases	7.5	23.8	22.0	19.2	15.1
General and administrative	41.1	37.2	34.4	30.9	33.5
Depreciation, depletion and amortization	117.5	105.3	85.3	66.5	55.6
Gain from sale of coal reserves	—	(5.2)	—	—	—
Net gain from insurance settlement and other (1)	—	(2.8)	(11.5)	—	—

Total operating expenses	1,009.4	1,004.9	853.0	784.3	664.8

Income from operations	221.6	151.6	180.3	183.3	173.9
Interest expense (net of interest capitalized)	(30.8)	(22.1)	(11.7)	(12.2)	(14.6)
Interest income	1.0	3.7	1.7	3.0	2.8
Other income	1.3	0.9	1.4	0.9	0.6

Income before income taxes and cumulative effect of accounting change	193.1	134.1	171.7	175.0	162.7
Income tax expense (benefit)	0.7	(0.5)	1.6	2.4	2.7

Income before cumulative effect of accounting change	192.4	134.6	170.1	172.6	160.0
Cumulative effect of accounting change (2)	—	—	—	0.1	—

Net income	192.4	134.6	170.1	172.7	160.0
Less: Net (income) loss attributable to noncontrolling interest	(0.2)	(0.4)	0.3	0.2	—

Net income attributable to Alliance Resource Partners, L.P. (“Net Income of ARLP”)	$192.2	$134.2	$170.4	$172.9	$160.0

General Partners’ interest in Net Income of ARLP	$60.7	$45.7	$31.3	$24.6	$12.4

Limited Partners’ interest in Net Income of ARLP	$131.5	$88.5	$139.1	$148.3	$147.6

Basic net income of ARLP per limited partner unit	$3.56	$2.39	$3.78	$4.03	$4.07

Diluted net income of ARLP per limited partner unit (3)	$3.56	$2.39	$3.78	$4.03	$3.99

Distributions paid per limited partner unit	$2.95	$2.53	$2.20	$1.92	$1.58

Weighted average number of units outstanding-basic	36,655,555	36,604,707	36,548,150	36,425,350	36,288,527

Weighted average number of units outstanding-diluted	36,655,555	36,604,707	36,548,150	36,425,350	36,977,061

Balance Sheet Data:
Working capital	$54.9	$239.8	$25.9	$37.4	$76.1
Total assets	1,051.4	1,030.6	701.7	635.0	532.7
Long-term obligations (4)	422.5	440.8	137.1	127.5	144.0
Total liabilities (5)	730.4	740.4	384.0	385.6	376.9
Partners’ capital (5)	321.0	290.2	317.7	249.3	155.8
Other Operating Data:
Tons sold	25.0	27.2	24.7	24.4	22.8
Tons produced	25.8	26.4	24.3	23.7	22.3
Revenues per ton sold (6)	$47.41	$40.88	$40.31	$38.02	$35.07
Cost per ton sold (7)	$33.85	$31.72	$30.02	$27.78	$25.00
Other Financial Data:
Net cash provided by operating activities	$282.7	$261.0	$244.0	$250.9	$193.6
Net cash used in investing activities	(320.1)	(184.1)	(178.7)	(137.7)	(110.2)
Net cash provided by (used in) financing activities	(186.6)	166.8	(101.0)	(108.5)	(82.6)
EBITDA (8)	340.4	257.8	267.0	250.8	230.1
Maintenance capital expenditures (9)	96.1	77.7	76.3	67.8	56.7

(1)	Represents the net gain from the final settlement in 2007 with our insurance underwriters for claims relating to a fire at the Dotiki mine and a fire at MC Mining, (“MC Mining Fire Incident”), and a realized gain in 2008 of $2.8 million on settlement of our claim against the third-party that provided security services at the time of the MC Mining Fire Incident. (Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Analysis of Historical Results of Operations—MC Mining Mine Fire.”)

(2)	Represents the cumulative effect of the accounting change attributable to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation (Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments), on January 1, 2006.
(3)	Basic and diluted earnings per unit (“EPU”) have been restated for the years ending December 31, 2008, 2007, 2006 and 2005 due to the adoption of FASB ASC 260-10-55-102 through 55-110, Master Limited Partnerships (Emerging Issues Task Force (“EITF”) No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships) and FASB ASC 260-10-55-25 (FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). Diluted EPU give effect to all dilutive potential common units outstanding during the period using the treasury stock method. Dilutive EPU exclude all dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the years ended December 31, 2009, 2008, 2007 and 2006, LTIP, Supplemental Executive Retirement Plan (“SERP”) and Directors compensation units of 176,743, 165,175, 252,061 and 385,032, respectively, were considered anti-dilutive. There were no anti-dilutive units for the year ended December 31, 2005.
(4)	Long-term obligations include long-term portions of debt and capital lease obligations.
(5)	On January 1, 2009, we adopted FASB ASC 810-10-65 and 810-10-45-16 (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements), which amended accounting and reporting standards for noncontrolling ownership interests in subsidiaries. As a result of the adoption of the FASB ASC 810-10-65 and 810-10-45-16 amendments, noncontrolling ownership interest in consolidated subsidiaries is now presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests.
(6)	Revenues per ton sold are based on the total of coal sales and other sales and operating revenues divided by tons sold.
(7)	Cost per ton sold is based on the total of operating expenses, outside coal purchases and general and administrative expenses divided by tons sold.
(8)	EBITDA is a non-Generally Accepted Accounting Principles (“GAAP”) measure and is defined as net income of ARLP before income taxes, cumulative effect of accounting change, net income attributable to noncontrolling interest, interest income, interest expense and depreciation, depletion and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

EBITDA should not be considered as an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. Our method of computing EBITDA may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by us in different contexts (i.e. public reporting versus computation under financing agreements).

The following table presents a reconciliation of (a) GAAP “Cash Flows Provided by Operating Activities” to a non-GAAP EBITDA and (b) non-GAAP EBITDA to GAAP Net Income of ARLP (in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Cash flows provided by operating activities	$282,741	$261,041	$244,012	$250,923	$193,618
Non-cash compensation expense	(3,582)	(3,931)	(3,925)	(4,112)	(8,193)
Asset retirement obligations	(2,678)	(2,827)	(2,419)	(2,101)	(1,918)
Coal inventory adjustment to market	(3,030)	(452)	(21)	(319)	(573)
Net gain on foreign currency exchange	653	—	—	—	—
Net gain (loss) on sale of property, plant and equipment	(136)	911	3,189	1,188	(179)
Gain on sale of coal reserves	—	5,159	—	—	—
Gain from insurance recoveries for property damage	—	—	2,357	—	—
Gain from insurance settlement proceeds received in a prior period	—	—	5,088	—	—
Loss on retirement of damaged vertical belt equipment	—	—	—	—	(1,298)
Other	(537)	(366)	(811)	(1,119)	(580)
Net effect of working capital changes	36,440	(19,661)	7,898	(5,317)	34,770
Interest expense, net	29,798	18,418	9,952	9,175	11,816
Income tax expense (benefit)	708	(480)	1,669	2,443	2,682

EBITDA	340,377	257,812	266,989	250,761	230,145
Depreciation, depletion and amortization	(117,524)	(105,278)	(85,310)	(66,489)	(55,637)
Interest expense, net	(29,798)	(18,418)	(9,952)	(9,175)	(11,816)
Income tax (expense) benefit	(708)	480	(1,669)	(2,443)	(2,682)
Cumulative effect of accounting change	—	—	—	112	—

Net income	192,347	134,596	170,058	172,766	160,010
Net (income) loss attributable to noncontrolling interest	(190)	(420)	332	161	—

Net income of ARLP	$192,157	$134,176	$170,390	$172,927	$160,010

(9)	Our maintenance capital expenditures, as defined under the terms of our partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of our capital assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

We are a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users. In 2009, our total production was 25.8 million tons and our total sales were 25.0 million tons. The coal we produced in 2009 was approximately 10.1% low-sulfur coal, 22.5% medium-sulfur coal and 67.4% high-sulfur coal. We classify low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

We operate nine underground mining complexes and at December 31, 2009, had approximately 647.2 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. We believe we control adequate reserves to implement our currently contemplated mining plans. We are constructing a new mining complex in West Virginia, and also operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. Please see “Item 1. Business—Mining Operations” for further discussion of our mines.

As discussed in more detail in “Item 1A. Risk Factors,” our results of operations could be impacted by prices for fuel, steel, explosives and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments. Additionally, our results of operations could be impacted by our ability to obtain and renew permits necessary for our operations, secure or acquire coal reserves, or find replacement buyers for coal under contracts with comparable terms to existing contracts. Moreover, the regulatory environment has grown increasingly more stringent in recent years. As outlined in “Item 1. Business—Regulation and Laws” a variety of measures taken by regulatory agencies in the U.S. and abroad and legislation pending in the U.S. Congress in response to the perceived threat from climate change attributed to greenhouse gas emissions could substantially increase compliance costs for us and our customers and reduce demand for coal, which could materially and adversely impact our results of operations. For additional information regarding some of the risks and uncertainties that affect our business and industry in which we operate, see “Item 1A. Risk Factors.”

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

Our primary business strategy is to create sustainable, capital-efficient growth in available cash to maximize our distributions to our unitholders by:

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

•

Illinois Basin segment is comprised of Webster County Coal’s Dotiki mining complex, Gibson County Coal’s Gibson North mining complex, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior’s mining complex, River View’s newly constructed mining complex, which recently initiated operations, the Gibson South property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”). We are in the process of permitting the Gibson South property for future mine development. For more information on the permitting process, and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals.”

•	Central Appalachian segment is comprised of Pontiki’s and MC Mining’s mining complexes.

•

Northern Appalachian segment is comprised of Mettiki (MD)’s mining complex, Mettiki (WV)’s Mountain View mining complex, two small third-party mining operations (one of which was idled in May 2009), a mining complex currently under construction at Tunnel Ridge, and the Penn Ridge property. We are in the process of permitting the Penn Ridge property for future mine development. For more information on the permitting process, and matters that could hinder or delay the process, please read “Item 1. Business—Regulation and Laws—Mining Permits and Approvals.”

•

Other and Corporate segment includes marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”), the Mt. Vernon dock activities, coal brokerage activity, MAC and certain properties of Alliance Resource Properties.

How We Evaluate Our Performance

Our management uses a variety of financial and operational measurements to analyze our performance. Primary measurements include the following: (1) salable tons produced per unit shift; (2) coal sales price per ton; (3) Segment Adjusted EBITDA Expense per ton; (4) EBITDA; and (5) Segment Adjusted EBITDA.

Salable Tons Produced Per Unit Shift. We review salable tons produced per unit shift as part of our operational analysis to measure the productivity of our operating segments which is significantly influenced by mining conditions and the efficiency of our preparation plants. Our discussion of mining conditions and preparation plant costs are found below under “—Analysis of Historical Results of Operations” and therefore provides implicit analysis of saleable tons produced per unit shift.

Coal Sales Price per Ton. We define coal sales price per ton as total coal sales divided by tons sold. We review coal sales price per ton to evaluate marketing efforts and for market demand and trend analysis.

Segment Adjusted EBITDA Expense per Ton. We define Segment Adjusted EBITDA Expense per ton as the sum of operating expenses, outside coal purchases and other income divided by total tons sold. We review segment adjusted EBITDA expense per ton for cost trends.

EBITDA. We define EBITDA as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization, net income attributable to noncontrolling interest, and corporate general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

Sources of Our Revenue

In 2009, approximately 91.8% of our sales tonnage was consumed by electric utilities, with the balance shipped to third-party resellers, industrial consumers and cogeneration plants. In 2009, approximately 92.6% of our sales tonnage, including approximately 95.2% of our medium- and high-sulfur coal sales tonnage, was sold under long-term contracts. The balance of our sales was made in the spot market. Our long-term contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices. In 2009, approximately 88.5% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices. These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.

Expiration of Federal Non-Conventional Source Fuel Tax Credit

Historically, we received material revenues from coal sales, rental, marketing and other services provided under synfuel-related agreements at three of our mining operations. As anticipated, operations at these third-party synfuel facilities ended in December 2007 as the federal non-conventional source fuel tax credits expired. As a result, we no longer sell coal to the synfuel operators, but instead sell that coal directly to our customers, including (but not exclusively) Louisville Gas and Electric Company, Seminole Electric Cooperative, Inc., the Tennessee Valley Authority and VEPCO, each of which individually accounted for at least 10% of our total revenues in 2009. For 2007, the incremental net income benefit from the combination of the various coal synfuel-related agreements was approximately $28.5 million, assuming that coal pricing would not have increased without the availability of synfuel.

Analysis of Historical Results of Operations

A comparison of our operating results for the years ended December 31, 2009, 2008 and 2007 was affected by the following significant non-recurring items:

2009

•	There were no significant non-recurring items for the year ended December 31, 2009.

2008

•	Gain on sale of non-core coal reserves of $5.2 million in 2008;

•

Gain of $2.8 million on settlement of claims against the third-party that provided security services at the time of the December 2004 MC Mining Fire Incident was recognized in 2008. Please read “–MC Mining Mine Fire” below; and

•

Gain of $1.9 million on settlement of claims relating to the 2005 failure of the vertical belt system (the “Vertical Belt Incident”) at our Pattiki mine in 2008 recorded as a reduction to operating expenses. The 2008 gain resulted from a settlement reached with the third-party installer of the vertical belt system and represents a partial recovery of expenses incurred in 2005.

2007

•

Realized net income of approximately $28.5 million from various coal synfuel-related agreements. The expiration of the federal non-conventional source fuel tax credit and its impact on our results of operations are discussed in more detail above; and

•	Net gain of $3.2 million realized primarily from sales of surplus surface mining equipment.

2009 Compared with 2008

We reported Net Income of ARLP of $192.2 million, an increase of 43.2% in 2009 compared to Net Income of ARLP of $134.2 million in 2008. The increase of $58.0 million was principally due to improved contract pricing resulting in an average coal sales price of $46.60 per ton sold, compared to $40.23 per ton sold in 2008, partially offset by lower sales volumes and higher operating expense per ton sold in 2009. We had tons sold of 25.0 million and tons produced of 25.8 million in 2009 compared to 27.2 million tons sold and 26.4 million tons produced in 2008. Unplanned customer outages, contractual deferrals and weak spot market demand combined to reduce coal sales and production volumes in 2009 compared to 2008. In addition, as discussed above, 2008 operating results included significant, non-recurring gains of $9.9 million. Decreased operating expenses in the aggregate primarily reflected lower coal production and sales volumes, as well as, reduced materials and supplies expenses, contract mining costs and other factors described below. The significant factors related to increased operating expense per ton are also included in our analysis below.

	December 31,		December 31,
	2009	2008	2009	2008
	(in thousands)		(per ton sold)
Tons sold	24,975	27,170	N/A	N/A
Tons produced	25,838	26,429	N/A	N/A
Coal sales	$1,163,871	$1,093,059	$46.60	$40.23
Operating expenses and outside coal purchases	$805,051	$825,630	$32.23	$30.39

Coal sales. Coal sales increased 6.5% to $1.2 billion in 2009 from $1.1 billion in 2008. The increase of $0.1 billion reflected the benefit of higher average coal sales prices (contributing an increase of $0.2 billion) partially offset by lower sales volume (reducing coal sales by $0.1 billion). Average coal sales prices increased $6.37 per ton sold in 2009 to $46.60 per ton compared to 2008, primarily as a result of improved contract pricing on long-term sales contracts, particularly in the Illinois Basin and Central Appalachian segments described below.

Operating expenses. Operating expenses in the aggregate decreased 0.5% to $797.5 million in 2009 from $801.9 million in 2008 primarily as a result of decreased tons produced and sold, in addition to various other factors, the most significant of which are discussed below. In addition, factors related to increased operating expense per ton are also included in our analysis below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 16.5% to $11.08 per ton in 2009 from $9.51 per ton in 2008. The increase of $1.57 per ton represents pay rate increases and higher benefit expenses, particularly increased health care costs and retirement expenses, and the impact of increased headcount as we continue to hire and train new employees for the River View and Tunnel Ridge mine development projects;

•

Workers’ compensation expenses per ton produced increased 23.1% to $0.96 per ton in 2009 from $0.78 per ton in 2008. The increase of $0.18 per ton primarily reflected a non-cash charge that resulted from a decrease in the discount rate from 6.11% at the end of 2008 to 5.27% at the end of 2009, which increased the accrued liabilities for the present value of estimated future claim payments;

•

Material and supplies expenses per ton produced decreased 2.2% to $9.62 per ton in 2009 from $9.84 per ton in 2008. This decrease of $0.22 per ton resulted from decreased costs for certain products and services, primarily roof support (decrease of $0.25 per ton), outside expenses including dozer repair and trucking (decrease of $0.12 per ton) and fuel used in the mining process (decrease of $0.10 per ton). These decreases were offset in part by increased costs in bits and cutter bars (increase of $0.05 per ton), higher power costs (increase of $0.12 per ton), preparation plant costs (increase of $0.09 per ton) reflecting reduced clean coal recovery and additional supplies associated with disruptions related to an ice storm during the 2009 first quarter in the Illinois Basin region, among other factors;

•

Maintenance expenses per ton produced increased 10.9% to $3.67 per ton in 2009 from $3.31 per ton in 2008. The increase of $0.36 per ton resulted from higher repair costs related to continuous miners, belt conveyor equipment and other equipment categories;

•	Mine administration expenses decreased $4.2 million in 2009 compared to 2008, primarily as a result of lower accruals related to estimated regulatory settlements;

•

Contract mining expenses decreased $5.3 million in 2009 compared to 2008. The decrease reflects a curtailment of third-party mining operations in our Northern Appalachian segment in response to weak demand in export and spot coal markets;

•

Production taxes and royalties (which were incurred as a percentage of coal sales or based on coal volumes) increased $0.48 per produced ton sold in 2009 compared to 2008, primarily as a result of increased average coal sales prices;

•

Operating expenses incurred in 2009 relating to our River View and Tunnel Ridge mine development projects increased $18.7 million over 2008. Theses expenses are generally included in the variances discussed above; and

•	2008 operating expenses benefited from a $1.9 million gain on settlement of claims relating to the Vertical Belt Incident at our Pattiki mine.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design and other outside services and administrative services revenue from affiliates. Other sales and operating revenues increased 14.4% to $21.4 million in 2009 from $18.7 million in 2008. The increase of $2.7 million was primarily attributable to increased revenues from Matrix Design product sales and Mt. Vernon transloading revenues partially offset by decreases in ash disposal revenues and MAC product sales.

Outside coal purchases. Outside coal purchases decreased to $7.5 million in 2009 from $23.8 million in 2008. The decrease of $16.3 million was primarily attributable to a decrease in outside coal purchases in our Central and Northern Appalachian regions in response to a weak demand in export and spot coal markets.

General and administrative. General and administrative expenses in 2009 increased to $41.1 million compared to $37.2 million in 2008. The increase of $3.9 million was primarily attributable to higher unit-based incentive compensation expense and increased salary and benefit costs primarily related to higher staffing levels.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased to $117.5 million in 2009 compared to $105.3 million in 2008. The increase of $12.2 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects and expansion of production capacity.

Interest expense. Interest expense, net of capitalized interest, increased to $30.8 million in 2009 from $22.1 million in 2008. The increase of $8.7 million was principally attributable to the increased interest expense resulting from the $350 million private placement completed in June of 2008, partially offset by reduced interest expense from our August 2009 principal payment of $18.0 million on our senior notes issued in 1999. The 2008 financing activities are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income decreased to $1.0 million in 2009 from $3.7 million in 2008. The decrease of $2.7 million resulted from reduced interest income earned on short-term investments purchased with funds received from the 2008 financing activities, which were substantially liquidated to principally fund increased capital expenditures during 2009.

Transportation revenues and expenses. Transportation revenues and expenses increased 2.0% to $45.7 million in 2009 from $44.8 million in 2008. The increase of $0.9 million was primarily attributable to an increase in coal sales volumes for which we arranged transportation in 2009 compared to 2008, partially offset by a decrease in average transportation rates of $0.35 per ton in 2009 compared to 2008, primarily due to lower fuel costs. The cost of transportation services are a pass-through to our customers; consequently, we do not realize any margin on our transportation revenues.

Income tax expense (benefit). Income tax expense increased to $0.7 million in 2009 from an income tax benefit of $0.5 million in 2008. The income tax expense in 2009 and benefit in 2008 were primarily due to operations of Matrix Design.

Net income attributable to noncontrolling interest. The noncontrolling interest represents a 50% third-party interest in MAC. The third-party’s portion of MAC’s net income was $0.2 million in 2009 and $0.4 million in 2008. For more information, please read “Item 8. Financial Statements —Note 18. Noncontrolling Interest” of this Annual Report on Form 10-K.

Segment Information. Our 2009 Segment Adjusted EBITDA increased 29.3% to $381.5 million from 2008 Segment Adjusted EBITDA of $295.0 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2009	2008
Segment Adjusted EBITDA
Illinois Basin	$315,542	$194,410	$121,132	62.3%
Central Appalachia	41,149	52,812	(11,663)	(22.1)%
Northern Appalachia	15,552	39,480	(23,928)	(60.6)%
Other and Corporate	9,621	8,264	1,357	16.4%
Elimination	(370)	22	(392)	(1)

Total Segment Adjusted EBITDA (2)	$381,494	$294,988	$86,506	29.3%

Tons sold
Illinois Basin	19,660	20,496	(836)	(4.1)%
Central Appalachia	2,641	3,428	(787)	(23.0)%
Northern Appalachia	2,660	3,246	(586)	(18.1)%
Other and Corporate	14	—	14	(1)
Elimination	—	—	—	—

Total tons sold	24,975	27,170	(2,195)	(8.1)%

Coal sales
Illinois Basin	$846,940	$715,862	$131,078	18.3%
Central Appalachia	179,369	207,339	(27,970)	(13.5)%
Northern Appalachia	136,412	169,858	(33,446)	(19.7)%
Other and Corporate	1,150	—	1,150	(1)
Elimination	—	—	—	—

Total coal sales	$1,163,871	$1,093,059	$70,812	6.5%

Other sales and operating revenues
Illinois Basin	$1,151	$1,123	$28	2.5%
Central Appalachia	191	258	(67)	(26.0)%
Northern Appalachia	3,316	4,422	(1,106)	(25.0)%
Other and Corporate	39,260	23,546	15,714	66.7%
Elimination	(22,491)	(10,614)	(11,877)	(1)

Total other sales and operating revenues	$21,427	$18,735	$2,692	14.4%

Segment Adjusted EBITDA Expense
Illinois Basin	$532,549	$522,575	$9,974	1.9%
Central Appalachia	138,412	157,575	(19,163)	(12.2)%
Northern Appalachia	124,176	134,800	(10,624)	(7.9)%
Other and Corporate	30,789	20,441	10,348	50.6%
Elimination	(22,122)	(10,636)	(11,486)	(1)

Total Segment Adjusted EBITDA Expense (3)	$803,804	$824,755	$(20,951)	(2.5)%

(1)	Percentage increase or decrease was greater than or equal to 100%.
(2)	Segment Adjusted EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization, net income attributable to noncontrolling interest and general and administration expenses. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the above explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income and Net Income of ARLP (in thousands):

	Year Ended December 31,
	2009	2008
Segment Adjusted EBITDA	$381,494	$294,988
General and administrative	(41,117)	(37,176)
Depreciation, depletion and amortization	(117,524)	(105,278)
Interest expense, net	(29,798)	(18,418)
Income tax (expense) benefit	(708)	480

Net income	192,347	134,596
Net (income) loss attributable to noncontrolling interest	(190)	(420)

Net income of ARLP	$192,157	$134,176

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. In our evaluation of EBITDA, which is discussed above under “—How We Evaluate Our Performance,” Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense (in thousands):

	Year Ended December 31,
	2009	2008
Segment Adjusted EBITDA Expense	$803,804	$824,755
Outside coal purchases	(7,524)	(23,776)
Other income	1,247	875

Operating expense (excluding depreciation, depletion and amortization)	$797,527	$801,854

Illinois Basin—Segment Adjusted EBITDA in 2009 increased 62.3% to $315.5 million from 2008 Segment Adjusted EBITDA of $194.4 million. The increase of $121.1 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $43.08 per ton in 2009 compared to $34.93 per ton in 2008. The benefit of higher average coal sales pricing was partially offset by reduced tons sold due to first quarter 2009 weather disruptions in western Kentucky, particularly at the Dotiki, Warrior and Elk Creek mines, as well as unplanned customer outages and weakness in the spot market during 2009. Total Segment Adjusted EBITDA Expense in 2009 increased 1.9% to $532.5 million from $522.6 million in 2008. The increase in 2009 Segment Adjusted EBITDA Expense compared to 2008 was primarily the result of cost increases described above under consolidated operating expenses, the impact of weather disruptions in 2009, in addition to the $1.9 million gain on settlement of claims relating to the Pattiki Vertical Belt Incident in 2008, as discussed above under “–Analysis of Historical Results of Operations.” Segment Adjusted EBITDA Expense per ton in 2009 increased $1.59 per ton to $27.09 per ton compared to 2008 Segment Adjusted EBITDA Expense of $25.50 per ton.

Central Appalachia—Segment Adjusted EBITDA in 2009 decreased 22.1% to $41.1 million compared to $52.8 million in 2008. The decrease was primarily the result of lower sales volumes due to contract deferrals and weak coal demand in the spot market during 2009, partially offset by improved contract pricing that resulted in an increase in the average coal sales price of $7.42 per ton to $67.91 per ton in 2009 compared to $60.49 per ton in 2008. Central Appalachia coal production was also impacted by the idling of one of four continuous mining units at Pontiki’s Van Lear mine, which reduced coal production by approximately 140,000 tons. Although lower coal sales volumes resulted in a 12.2% decrease in 2009 Segment Adjusted EBITDA Expense to $138.5 million from $157.6 million in 2008, Segment Adjusted EBITDA Expense per ton sold increased by $6.44 per ton in 2009 to $52.41 per ton, or 14.0% over 2008 Segment Adjusted EBITDA per ton of $45.97. The increase in the Segment Adjusted EBITDA Expense per ton resulted in part from decreased coal production primarily due to contractual deferrals, lower spot market demand and reduced clean coal recovery resulting partly from Pontiki’s transition from the depleted Pond Creek coal seam into the thinner Van Lear coal seam in 2009 in addition to cost per ton increases described above under consolidated operating expenses. Segment Adjusted EBITDA in 2008 benefited from the $2.8 million gain recognized on settlement of claims from the third-party that provided security services at the time of the MC Mining Fire Incident as discussed below under “—MC Mining Mine Fire.”

Northern Appalachia—Segment Adjusted EBITDA decreased 60.6% to $15.6 million in 2009 compared to $39.5 million in 2008. This decrease of $23.9 million was primarily the result of lower sales volumes reflecting reduced spot market sales and higher Segment Adjusted EBITDA Expense per ton sold in 2009 of $46.68 per ton, an increase of $5.15 per ton, or 12.4%, compared to $41.53 per ton in 2008. Increased Segment Adjusted EBITDA Expense per ton in 2009 resulted primarily from lower production which was impacted by increased longwall move days in 2009, increased longwall maintenance expense per ton, lower clean coal recovery due to mining conditions and a curtailment of third-party mining operations in 2009, as well as the other cost increases described above under consolidated operating expenses, including increased expenses incurred related to our Tunnel Ridge organic growth project. Although Segment Adjusted EBITDA Expense per ton sold increased in 2009, Segment EBITDA Expense in 2009 decreased 7.9% to $124.2 million from $134.8 million in 2008, primarily as a result of lower coal sales volumes offset in part by higher expenses per ton as described above.

Other and Corporate—Segment Adjusted EBITDA increased to $9.6 million in 2009 from $8.3 million in 2008, primarily due to increased Matrix Design and Alliance Design product sales and service revenues and Mt. Vernon transloading revenue in 2009, partially offset by decreased MAC product sales in 2009 and a $5.2 million gain on sale of non-core coal reserves in 2008. In addition, during 2009, we purchased a six-month United Kingdom treasury bill which matured in October 2009, resulting in a gain of $0.7 million. The increase in Segment Adjusted EBITDA Expense primarily reflects increased costs associated with higher outside services revenue and product sales.

2008 Compared with 2007

In 2008, we reported Net Income of ARLP of $134.2 million, a decrease of 21.3% compared to 2007 Net Income of ARLP of $170.4 million. This decrease of $36.2 million was principally due to the significant items discussed above at the beginning of “Analysis of Historical Results of Operations,” in addition to higher depreciation, depletion and amortization resulting from capital expenditures associated with our growth initiatives and increased interest expense, net of interest income resulting from our 2008 financing activities, partially offset by improved coal sales. We had tons sold and tons produced of 27.2 million and 26.4 million, respectively, in 2008 compared to 24.7 million tons sold and 24.3 million tons produced in 2007. Operating expenses in 2008 increased primarily as a result of higher coal production and sales volumes as well as increased labor and labor related expenses, materials and supply costs, maintenance costs, higher regulatory compliance costs and other factors described below.

	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)		(per ton sold)
Tons sold	27,170	24,725	N/A	N/A
Tons produced	26,429	24,269	N/A	N/A
Coal sales	$1,093,059	$960,354	$40.23	$38.84
Operating expenses and outside coal purchases	$825,630	$707,054	$30.39	$28.60

Coal sales. Coal sales increased 13.8% to $1.1 billion in 2008 from $960.4 million in 2007. The increase of $132.7 million reflected increased sales volumes (contributing $94.9 million of the increase) and higher average coal sales prices (contributing $37.8 million of the increase). Tons sold increased 9.9% to 27.2 million tons in 2008 from 24.7 million tons in 2007. Tons produced increased 8.9% to 26.4 million tons in 2008 from 24.3 million tons in 2007. Average coal sales prices increased $1.39 per ton sold to $40.23 per ton in 2008 compared to 2007, primarily as a result of improved contract pricing across all operations, as well as from certain higher priced sales in the spot and export markets, particularly in the Central and Northern Appalachian segments.

Operating expenses. Operating expenses increased 17.0% to $801.9 million in 2008 from $685.1 million in 2007 primarily as a result of increased production and tons sold, as well as the following factors:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation costs, increased 7.6% to $9.51 per ton in 2008 from $8.84 per ton in 2007. This increase of $0.67 per ton represents pay rate and benefit increases and increased health care costs, as well as increased headcount due to capacity expansion and increased regulatory compliance;

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

•

Reduced expenses of $6.0 million in 2008 compared to 2007 were associated with the purchase and sale of coal during 2007 under a settlement agreement we entered into with ICG, Inc. (“ICG”) in November 2005. Consistent with the guidance in FASB ASC 845, Nonmonetary Transactions (EITF No. 04-13 Accounting for Purchases and Sales of Inventory with the Same Counterparty), Pontiki’s coal sales to ICG and Alliance Coal’s purchases from ICG pursuant to that settlement agreement were combined. Therefore, the excess of Alliance Coal’s purchase price from ICG over Pontiki’s sales price to ICG was reported as an operating expense. We fully satisfied our coal sales agreement with ICG in April 2007:

•	2008 benefited from a $1.9 million gain on settlement of claims relating to the Vertical Belt Incident at our Pattiki mine;

•	2007 included a $0.8 million reduction in operating expenses as a result of the final insurance settlement of the MC Mining Fire Incident; and

•	The 2007 operating expenses benefited from net gains of $3.2 million realized from the sale of surplus equipment compared to net gains of $0.9 million realized in 2008.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC and Matrix Design, and other outside services and administrative services revenue from affiliates. The 2007 other sales and operating revenues include rental and service fees from third-party coal synfuel facilities. Other sales and operating revenues decreased to $18.7 million in 2008 from $35.3 million in 2007. The decrease of $16.6 million was primarily attributable to the loss of synfuel-related benefits due to the expiration of the non-conventional synfuel tax credits on December 31, 2007, partially offset by increased revenues from transloading services and MAC and Matrix Design product sales. Our synfuel-related arrangements are discussed in more detail above under “—Executive Overview.”

Outside coal purchases. Outside coal purchases increased $1.8 million to $23.8 million in 2008 from $22.0 million in 2007. The increase was primarily attributable to an increase in outside coal purchases in our Northern Appalachian region to supply attractive spot and export market opportunities partially offset by lower purchases in the Illinois Basin and Central Appalachian regions.

General and administrative. General and administrative expenses in 2008 increased to $37.2 million compared to $34.5 million in 2007. The increase of $2.7 million was primarily attributable to higher salary and benefit costs related to increased staffing levels and higher incentive compensation expense.

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

Interest expense. Interest expense, net of capitalized interest, increased to $22.1 million in 2008 from $11.7 million in 2007. The increase of $10.4 million was principally attributable to interest expense resulting from our 2008 financing activities, partially offset by reduced interest expense resulting from our August 2008 principal repayment of $18.0 million on our senior notes issued in 1999. The 2008 financing activities are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income increased to $3.7 million in 2008 from $1.7 million in 2007. The increase of $2.0 million resulted from increased interest income earned on short-term investments purchased with funds received from our 2008 financing activities.

Transportation revenues and expenses. Transportation revenues and expenses each increased 18.8% to $44.8 million in 2008 compared to $37.7 million in 2007. The increase of $7.1 million in 2008 was primarily attributable to higher transported coal volumes and higher average per ton transportation rates compared to 2007, primarily reflecting higher fuel costs and the location of our customers for which we arranged transportation. The cost of transportation services are passed through to our customers; consequently, we do not realize any gain or loss on our transportation revenues.

Income tax expense (benefit). Income tax benefit in 2008 was $0.5 million compared to income tax expense of $1.7 million in 2007. The income tax benefit in 2008 was primarily due to operating losses associated with Matrix Design, a business owned by our subsidiary, Alliance Service, Inc. (“Alliance Service”). The 2007 income tax expense was impacted by Alliance Service’s receipt of a material amount of income from services we provided to a third-party coal synfuel facility, which ceased operations on December 31, 2007 as a result of the expiration of the synfuel tax credits. Our synfuel-related arrangements are discussed in more detail above under “—Executive Overview.”

Net income attributable to noncontrolling interest. The noncontrolling interest represents a 50% third-party interest in MAC. The third-party’s portion of MAC’s net income and net loss was $0.4 million and $0.3 million in 2008 and 2007, respectively. For more information, please read “Item 8. Financial Statements —Note 18. Noncontrolling Interest” of this Annual Report on Form 10-K.

Segment Information. Our 2008 Segment Adjusted EBITDA decreased $6.5 million, or 2.1%, to $295.0 million from 2007 Segment Adjusted EBITDA of $301.5 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2008	2007
Segment Adjusted EBITDA
Illinois Basin	$194,410	$208,658	$(14,248)	(6.8)%
Central Appalachia	52,812	58,937	(6,125)	(10.4)%
Northern Appalachia	39,480	35,478	4,002	11.3%
Other and Corporate	8,264	(1,605)	9,869	(1)
Elimination	22	—	22	—

Total Segment Adjusted EBITDA (2)	$294,988	$301,468	$(6,480)	(2.1)%

Tons sold
Illinois Basin	20,496	17,970	2,526	14.1%
Central Appalachia	3,428	3,455	(27)	(0.8)%
Northern Appalachia	3,246	3,300	(54)	(1.6)%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	27,170	24,725	2,445	9.9%

Coal sales
Illinois Basin	$715,862	$612,850	$103,012	16.8%
Central Appalachia	207,339	193,104	14,235	7.4%
Northern Appalachia	169,858	147,315	22,543	15.3%
Other and Corporate	—	7,085	(7,085)	(1)
Elimination	—	—	—	—

Total coal sales	$1,093,059	$960,354	$132,705	13.8%

Other sales and operating revenues
Illinois Basin	$1,123	$25,371	$(24,248)	(95.6)%
Central Appalachia	258	99	159	(1)
Northern Appalachia	4,422	4,201	221	5.3%
Other and Corporate	23,546	10,423	13,123	(1)
Elimination	(10,614)	(4,802)	(5,812)	(1)

Total other sales and operating revenues	$18,735	$35,292	$(16,557)	(46.9)%

Segment Adjusted EBITDA Expense
Illinois Basin	$522,575	$429,563	$93,012	21.7%
Central Appalachia	157,575	145,759	11,816	8.1%
Northern Appalachia	134,800	116,037	18,763	16.2%
Other and Corporate	20,441	19,112	1,329	7.0%
Elimination	(10,636)	(4,802)	(5,834)	(1)

Total Segment Adjusted EBITDA Expense (3)	$824,755	$705,669	$119,086	16.9%

(1)	Percentage increase or decrease was greater than or equal to 100%.
(2)	Segment Adjusted EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization, net income attributable to noncontrolling interest and general and administrative expenses. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income and Net Income of ARLP (in thousands):

	Year Ended December 31,
	2008	2007
Segment Adjusted EBITDA	$294,988	$301,468
General and administrative	(37,176)	(34,479)
Depreciation, depletion and amortization	(105,278)	(85,310)
Interest expense, net	(18,418)	(9,952)
Income tax (expense) benefit	480	(1,669)

Net income	134,596	170,058
Net (income) loss attributable to noncontrolling interest	(420)	332

Net income of ARLP	$134,176	$170,390

(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers, and consequently we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. In our evaluation of EBITDA, which is discussed above under “—How We Evaluate Our Performance,” Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense (in thousands):

	Year Ended December 31,
	2008	2007
Segment Adjusted EBITDA Expense	$824,755	$705,669
Outside coal purchases	(23,776)	(21,969)
Other income	875	1,385

Operating expense (excluding depreciation, depletion and amortization)	$801,854	$685,085

Illinois Basin—Segment Adjusted EBITDA decreased 6.8% in 2008 to $194.4 million, compared to 2007 Segment Adjusted EBITDA of $208.7 million. The decrease of $14.3 million is primarily attributable to the loss of synfuel-related benefits and higher operating expenses partially offset by increased coal sales and a $1.9 million gain on settlement of claims relating to the Pattiki Vertical Belt Incident. Other sales and operating revenues decreased by $24.2 million due to the expiration of the non-conventional synfuel tax credits on December 31, 2007 and the resulting loss of benefits derived from supplying third-party coal synfuel facilities with coal feedstock and related services. Our synfuel-related arrangements are discussed in more detail above under “—Executive Overview.” Illinois Basin coal sales in 2008 increased by $103.0 million to $715.9 million compared to $612.9 million in 2007, primarily as a result of increased tons sold of 2.5 million tons (contributing $86.0 million of the increase in coal sales) reflecting increased production capacity at the Elk Creek and Warrior mines and increased production at the Dotiki and Gibson mines. Additionally, increased coal sales in 2008 resulted from a higher average coal sales price per ton, which increased 2.4% to $34.93 per ton in 2008 compared to $34.10 per ton in 2007 (contributing $17.0 million of the total increase in coal sales). The 2008 average coal sales prices benefited from improved long-term contract realizations. Total Segment Adjusted EBITDA Expense in 2008 increased 21.7% to $522.6 million from $429.6 million in 2007, primarily as a result of production costs and sales related expenses associated with increased tons sold, as well as the impact of the cost increases described above under consolidated operating expenses. The 2007 Segment Adjusted EBITDA Expense also benefited from certain favorable operating tax adjustments. On a per ton sold basis, 2008 Segment Adjusted EBITDA Expense increased $1.60 to $25.50 per ton compared to the 2007 Segment Adjusted EBITDA Expense of $23.90 per ton.

Central Appalachia—Segment Adjusted EBITDA in 2008 decreased 10.4% to $52.8 million, compared to 2007 Segment Adjusted EBITDA of $58.9 million. The $6.1 million decrease was primarily the result of the net gain from insurance settlement of approximately $11.5 million and a reduction in operating expenses of approximately $0.8 million in 2007 related to the MC Mining Fire Incident, compared to a $2.8 million gain recognized in 2008 on settlement of claims from the third-party that provided security services at the time of the fire. Please read “—MC Mining Mine Fire” below. Central Appalachia coal sales in 2008 and 2007 were $207.3 million and $193.1 million, respectively, an increase of $14.2 million primarily resulting from a higher average coal sales price per ton, which increased $4.60 to $60.49 per ton in 2008 compared to $55.89 per ton in 2007 (contributing $15.7 million of the total increase in coal sales). Higher 2008 average coal sales prices reflect both improved contract sales prices, as well as certain higher priced sales in the spot and export markets. Segment Adjusted EBITDA Expense in 2008 increased 8.1% to $157.6 million, compared to $145.8 million in 2007. Segment Adjusted EBITDA Expense per ton increased $3.78 to $45.97 per ton in 2008, compared to $42.19 per ton in 2007 resulting from a lower percentage of salable tons recovered from raw production, increased labor and benefits expense, as well as other cost increases described above under consolidated operating expenses.

Northern Appalachia—Segment Adjusted EBITDA in 2008 increased 11.3% to $39.5 million, compared to 2007 Segment Adjusted EBITDA of $35.5 million. The increase of $4.0 million in Segment Adjusted EBITDA was primarily attributable to a higher average sales price of $52.33 per ton during 2008 compared to $44.64 per ton during 2008, resulting from improved pricing on long-term sales contracts and certain higher priced sales in the spot and export markets. Segment Adjusted EBITDA Expense per ton sold during 2008 of $41.53 per ton was an increase of $6.37 per ton compared to $35.16 per ton in 2007. The increase in Segment Adjusted EBITDA Expense per ton sold was primarily a result of higher purchased coal expense, lower production in 2008 and increased power costs, coal transportation costs, water treatment costs and contract mining expenses. The decreased production in 2008 reflects adverse mining conditions and reduced salable coal recoveries compared to 2007.

Other and Corporate—Segment Adjusted EBITDA increased to $8.3 million in 2008 from a loss of $1.6 million in 2007, primarily due to the $5.2 million gain on sale of non-core coal reserves and increased outside services revenue and product sales in 2008. The increase in Segment Adjusted EBITDA Expense primarily reflects increased expenses associated with higher outside services revenue and product sales.

Elimination—The increase is primarily comprised of the elimination of sales and operating expenses between MAC and Matrix Design and our operating mines.

MC Mining Mine Fire

On June 18, 2007, we agreed to a full and final resolution of our insurance claims relating to the MC Mining Fire Incident. This resolution included settlement of all expenses, losses and claims we incurred for the aggregate amount of $31.6 million, inclusive of $8.2 million of various deductibles and co-insurance, netting to $23.4 million of insurance proceeds paid to us. In June 2007, as a result of this final resolution, we received additional cash payments of $7.2 million and recognized a net gain from insurance settlement of approximately $11.5 million, as well as a reduction in operating expenses of approximately $0.8 million. In May 2008, we realized a $2.8 million gain on settlement of our claim against the third-party that provided security services at the time of the fire.

Ongoing Acquisition Activities

Consistent with our business strategy, from time to time we engage in discussions with potential sellers regarding our possible acquisitions of certain assets and/or companies of the sellers.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under revolving credit facilities. We believe that the current cash on hand, cash generated from operations, cash from borrowings under our current credit facility, and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled debt payments and distribution payments. Our ability to satisfy our obligations and planned expenditures will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond our control. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please see “Item 1A. Risk Factors” above.

Cash Flows

Cash provided by operating activities was $282.7 million in 2009, compared to $261.0 million in 2008. The increase in cash provided by operating activities was principally attributable to higher net income, partially offset by reduced cash flow related to increases in certain operating assets, such as trade receivables and inventories and decreases in certain operating liabilities, such as account payable.

Net cash used in investing activities was $320.1 million in 2009, compared to $184.1 million in 2008. The increase in cash used for investing activities was primarily attributable to an increase in capital expenditures for the continuing mine development at the River View and Tunnel Ridge growth projects. There were no significant acquisitions or sales of coal reserves and other assets in 2009 compared to $29.8 million net use of cash on such transactions in 2008.

Net cash used in financing activities was $186.6 million in 2009, compared to net cash provided by financing activities of $166.8 million in 2008. The decrease in cash provided by financing activities was primarily attributable to an absence of additional proceeds from borrowings in 2009 compared to proceeds in 2008 that included issuance of the of the $350 million of senior notes in a private placement (see “–Debt Obligations”) in addition to increased distributions paid to partners in 2009.

We have various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated asset retirement obligations costs, workers’ compensation and pneumoconiosis, capital project commitments and pension funding. We expect to fund these commitments with cash on hand, cash generated from operations and borrowings under our revolving credit facility. The following table provides details regarding our contractual cash obligations as of December 31, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$440,000	$18,000	$36,000	$36,000	$350,000
Future interest obligations on senior notes	175,817	30,097	55,707	49,723	40,290
Operating leases	9,331	5,059	2,161	734	1,377
Capital leases(1)	1,577	504	788	285	—
Reclamation obligations(2)	123,891	2,735	4,541	5,325	111,290
Purchase obligations for capital projects	85,903	85,903	—	—	—
Workers’ compensation and pneumoconiosis benefit(2)	248,621	12,987	19,307	16,137	200,190

	$1,085,140	$155,285	$118,504	$108,204	$703,147

(1)	Includes amounts classified as interest and maintenance cost.
(2)	Future commitments for reclamation obligations, workers’ compensation and pneumoconiosis are shown at undiscounted amounts.

We expect to contribute $9.8 million to the defined benefit pension plan (“Pension Plan”) during 2010. We estimate our income tax cash requirements to be approximately $0.8 million in 2010.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include related party guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation and other obligations as follows as of December 31, 2009 (in thousands):

	Reclamation Obligation	Workers’ Compensation Obligation	Other	Total
Surety bonds	$62,511	$22,024	$2,251	$86,786
Letters of credit	—	44,847	9,548	54,395

Capital Expenditures

Capital expenditures increased to $328.2 million in 2009 compared to $176.5 million in 2008. See our discussion of “Cash Flows” above concerning this increase in capital expenditures.

We currently project average estimated annual maintenance capital expenditures of approximately $4.00 per ton produced. Our anticipated total capital expenditures for 2010 are estimated in a range of $275 to $315 million. Management anticipates funding 2010 capital requirements with our December 31, 2009 cash and cash equivalents of $21.6 million, cash flows provided by operations and borrowing available under our revolving credit facility as discussed below. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

Debt Obligations

Notes Offering and Credit Facility

Credit Facility. Our Intermediate Partnership has a $150.0 million revolving credit facility (“ARLP Credit Facility”) dated September 25, 2007, which matures in 2012. On September 30, 2009, our Intermediate Partnership entered into Amendment No. 2 (the “Credit Amendment”) to the ARLP Credit Facility. The Credit Amendment increased the annual capital expenditure limits under the ARLP Credit Facility. The new limits, excluding capital expenditures related to acquisitions, were $425.0 million for 2009, $375.0 million for 2010, $350.0 million for 2011 and $250.0 million for 2012. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit of the subsequent year. As a result, the capital expenditure limit for 2010 is approximately $471.8 million.

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

At December 31, 2009, we had $23.3 million of letters of credit outstanding with $126.7 million available for borrowing under the ARLP Credit Facility. We had no borrowings outstanding under the ARLP Credit Facility as of December 31, 2009. We incur an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., holds a 5%, or $7.5 million, commitment in our $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions, including Lehman, with no individual institution representing more than 11.3% of the $150 million revolving credit facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October 2008. In the event Lehman, or any other financial institution in our syndicate, does not fund our future borrowing requests, our borrowing availability under the ARLP Credit Facility would be reduced. The obligations of the lenders under our credit facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations. On February 11, 2010, we gave our lenders a notice of borrowing under the ARLP Credit Facility and, in response to that notice, Lehman notified us that it would not fund its proportionate share of the borrowing. As a result, as of February 11, 2010, Lehman became a defaulting lender and availability for borrowing under the ARLP Credit Facility was reduced by $7.5 million, unless and until we replace Lehman as a lender.

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

The proceeds from the Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) were used to repay $21.5 million outstanding under the ARLP Credit Facility and pay expenses associated with the offering of the 2008 Senior Notes. The remaining proceeds were primarily used to fund the development of the River View and Tunnel Ridge mining complexes and for other general working capital requirements. We incurred debt issuance costs of approximately $0.3 million in 2009 associated with the ARLP Credit Facility and $1.7 million in 2008 associated with the 2008 Senior Notes, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively, the “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (i) a minimum debt to cash flow ratio of not more than 3.0 to 1.0, (ii) a ratio of cash flow to interest expense of not less than 4.0 to 1.0 in each case, during the four most recently ended fiscal quarters and (iii) maximum annual capital expenditures, excluding acquisitions as described above. The Credit Amendment did not change the required minimum debt to cash flow or cash flow to interest expense ratios. The debt to cash flow ratio, cash flow to interest expense ratio and actual capital expenditures were 1.3 to 1.0, 10.8 to 1.0, and $328.2 million for the trailing twelve months ended December 31, 2009. We were in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2009.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At December 31, 2009, we had $31.1 million in letters of credit outstanding under agreements with these two banks. Our special general partner guarantees $5.0 million of these outstanding letters of credit.

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with ARLP. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. By amendment effective April 1, 2008, the term of the Revolver was extended to June 30, 2009. On November 17, 2009, MAC entered into Amendment No. 2, effective June 30, 2009, which increased the Revolver to $1.75 million. The Revolver is scheduled to expire on December 31, 2010. Due to the consolidation of MAC in accordance with FASB ASC 810, the intercompany transactions associated with the Revolver are eliminated for our financials presented.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We discuss these estimates and judgments with our MGP’s Audit Committee periodically. Actual results may differ from these estimates. We have provided a description of all significant accounting policies in the notes to our consolidated financial statements. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

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

Non-coal sales revenues primarily consist of transloading fees, administrative service revenues from our affiliates, mine safety services and products, rock dust sales and other handling and service fees. For 2007, non-coal sales revenues included rental and service fees from third-party coal synfuel facilities, agreements related to these services expired on December 31, 2007 in conjunction with the expiration of non-conventional synfuel tax credits. These non-coal sales revenues are recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Coal Reserve Values

All of the reserves presented in this Annual Report on Form 10-K constitute proven and probable reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may vary considerably from actual results. These factors and assumptions relate to:

•	geological and mining conditions, which may not be fully identified by available exploration data and/or differ from our experiences in areas where we currently mine;

•	the percentage of coal in the ground ultimately recoverable;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulation and taxes by governmental agencies; and

•	assumptions concerning future coal prices, operating costs, capital expenditures, severance and excise taxes and development and reclamation costs.

For these reasons, estimates of the recoverable quantities of coal attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and these variations may be material. Certain account classifications within our financial statements such as depreciation, depletion, and amortization and certain liability calculations such as asset retirement obligations may depend upon estimates of coal reserve quantities and values. Accordingly, when actual coal reserve quantities and values vary significantly from estimates, certain accounting estimates and amounts within our consolidated financial statements may be materially impacted. Coal reserve values are reviewed annually, at a minimum, for consideration in our consolidated financial statements.

Workers’ Compensation and Pneumoconiosis (“Black Lung”) Benefits

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. We generally provide for these claims through self-insurance programs. Workers’ compensation laws also compensate survivors or workers who suffer employment related deaths. The liability for traumatic injury claims is our estimate of the present value of current workers’ compensation benefits, based on our actuary estimates. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. We had accrued liabilities of $63.2 million and $56.7 million for these costs at December 31, 2009 and 2008, respectively. A one-percentage-point reduction in the discount rate would have increased the liability at December 31, 2009 approximately $4.4 million, which would have a corresponding increase in operating expenses.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker’s pneumoconiosis or “black lung”. We provide for these claims through self-insurance programs. Our black lung benefits liability is calculated using the service cost method based on the actuarial present value of the estimated black lung obligation. Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. We had accrued liabilities of $34.9 million and $32.0 million for these benefits at December 31, 2009 and 2008, respectively. A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2009 by approximately $0.8 million. Under the service cost method used to estimate our black lung benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

Defined Benefit Plan

Eligible employees at certain of our mining operations participate in a Pension Plan that we sponsor. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. The calculation of our net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with our Pension Plan requires the use of a number of assumptions. Changes in these assumptions can result in materially different pension expense and pension liability amounts. In addition, actual experiences can differ materially from the assumptions. Significant assumptions used in calculating pension expense and pension liability are as follows:

•

Our expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long term historical rates of return for each asset class. Our expected long-term rate of return used to determine our pension liability and our pension expense was 8.35% for the years ended December 31, 2009 and 2008, determined by the above factors and an asset allocation assumption of 70.0% invested in domestic equity securities with an expected long-term rate of return of 9.25%, 10.0% invested in international equities with an expected long-term rate of return of 6.45% and 20.0% invested in fixed income securities with an expected long-term rate of return of 6.10%. Our expected long-term rate of return is based on a 20 year average annual total return for each investment group. Additionally, we base our determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses Our actual return gain/(loss) on plan assets was 23.7% and (27.2)% for the years ended December 31, 2009 and 2008, respectively. Lowering the expected long-term rate of return assumption by 1.0% (from 8.35% to 7.35%) at December 31, 2008 would have increased our pension expense for the year ended December 31, 2009 by approximately $0.3 million;

•

Our weighted average discount rate used to determine our pension liability was 5.88% and 6.15% at December 31, 2009 and 2008, respectively. Our weighted average discount rate used to determine our pension expense was 6.15% and 6.70% at December 31, 2009 and 2008, respectively. The discount rate that we utilize for determining our future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. We have historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate. Lowering the discount rate assumption by 0.5% (from 6.15% to 5.65%) at December 31, 2008 would have increased our pension expense for the year ended December 31, 2009 by approximately $0.5 million;

Long-Lived Assets

We review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets and certain intangibles are not reviewed for impairment unless an impairment indicator is noted. Several examples of impairment indicators include:

•	A significant decrease in the market price of a long-lived asset;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset; or

•	A significant adverse change in the extent or manner in which a long-lived is being used or in its physical condition.

The above factors are not all inclusive, and management must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired. The amount of impairment is measured by the difference between the carrying value and the fair value of the asset. We have not recorded an impairment loss for any of the periods presented.

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Our estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of assumptions, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and completion of certain mine requirements, such as ventilation. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. At December 31, 2009 and 2008, mine development costs include $16.4 million and $17.5 million, respectively, representing the carrying value of development costs attributable to properties where we are not currently engaged in mining operations or leasing to third-parties, and therefore, the mine development costs are not currently being depleted. We believe that the carrying value of these development costs will be recovered.

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan. A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $55.9 million and $58.6 million for these costs are recorded at December 31, 2009 and 2008, respectively. The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives.

On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability resulted in a decrease of $4.9 million for the year ended December 31, 2009 and an increase in the liability of $0.3 million for the year ended December 31, 2008. These adjustments to the liability for the years ended December 31, 2009 and 2008 were primarily attributable to decreased refuse site reclamation disturbances at Hopkins County Coal and White County Coal operations and the impact of favorable permit requirements regarding reduced liner and cover necessary for refuse storage at Gibson County Coal, as well as overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, and fluctuations in projected mine life estimates for coal reserve increases and decreases across all operations offset in part by increased surface disturbances as a result of the new mine development work at Tunnel Ridge and River View.

While the precise amount of these future costs cannot be determined with certainty, we have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates. Discounting resulted in reducing the accrual for asset retirement obligations by $68.0 million and $65.2 million at December 31, 2009 and 2008. We estimate that the aggregate undiscounted cost of final mine closure is approximately $123.9 million at December 31, 2009. If our assumptions differ from actual experiences, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

Contingencies

We are currently involved in certain legal proceedings. Our estimates of the probable costs and probability of resolution of these claims are based upon a number of assumptions, which we have developed in consultation with legal counsel involved in the defense of these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity. However, if the results of these matters were different from management’s current opinion and in amounts greater than our accruals, then they could have a material adverse effect.

Universal Shelf

In April 2009, we filed with the SEC a universal shelf registration statement allowing us to issue from time to time up to an aggregate of $500 million of debt or equity securities. At February 23, 2010, we had not utilized any amounts available under this registration statement.

Related–Party Transactions

The Board of Directors and its conflicts committee (“Conflicts Committee”) review each of our related-party transactions to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

Administrative Services

In connection with the AHGP IPO in 2006, ARLP entered into an Administrative Services Agreement between our managing general partner, our Intermediate Partnership, AHGP and its general partner AGP, and ARH II, the indirect parent of SGP. Under the Administrative Services Agreement, certain employees, including some executive officers, provide administrative services to our managing general partner, AHGP, AGP, ARH II and their respective affiliates. We are reimbursed for services rendered by our employees on behalf of these affiliates as provided under the Administrative Services Agreement. We billed and recognized administrative service revenue under this agreement of $0.4 million for each of the years ended December 31, 2009 and 2008 and $0.3 million for the year ended December 31, 2007, from AHGP and $0.5 million for each of the years ended December 31, 2009 and 2008 and $0.4 million from ARH II for the year ended December 31, 2007. Concurrently in 2006, AHGP and AGP joined as parties to our Omnibus Agreement which addresses areas of non-competition between us and ARH, ARH II, SGP and our managing general partner.

Our partnership agreement provides that our managing general partner and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, management’s salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers’ compensation management, legal and information technology services. Our managing general partner may determine in its sole discretion the expenses that are allocable to us. Total costs billed by our managing general partner and its affiliates to us were approximately $1.1 million, $0.3 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase from 2008 to 2009 was primarily attributable to increased unit-based directors’ compensation accruals due to an increase in market value of our common units from the beginning of the year compared to the end of the year. The decrease from 2007 to 2008 was primarily attributable to lower unit-based directors’ compensation accruals due to a decrease in market value of our common units from the beginning of the year compared to the end of the year.

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

SGP Land, LLC

On May 2, 2007, SGP Land, LLC (“SGP Land”), a subsidiary of our special general partner that is controlled by Mr. Craft, entered into a time sharing agreement with Alliance Coal, our operating subsidiary, concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time sharing agreement as amended, we reimbursed SGP Land $0.7 million for the years ended December 31, 2009 and 2008, respectively, and $0.3 million for the year ended December 31, 2007 for use of the aircraft.

On January 28, 2008, effective January 1, 2008, we acquired, through our subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land. The purchase price was $13.3 million. At the time of our acquisition, these reserves were leased by SGP Land to our subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through the mineral leases and sublease agreements described below. Those mineral leases and sublease agreements between SGP Land and our subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million to the base lessors, are eliminated in our consolidated financial statements as of December 31, 2009 and 2008.

In 2000, Webster County Coal entered into a mineral lease and sublease with SGP Land, requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid royalties of $2.7 million for the year ended December 31, 2007 and had recouped all but $3.2 million of the advance royalty payments made under the lease. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

In 2001, Warrior entered into a mineral lease and sublease with SGP Land. Under the terms of the lease, Warrior paid in arrears an annual minimum royalty of $2.3 million until $15.9 million of cumulative annual minimum and/or earned royalty payments were paid. The annual minimum royalty periods expired on September 30, 2007. In 2006, Warrior’s cumulative total of annual minimum royalties and/or earned royalty payments exceeded $15.9 million, and therefore the annual minimum royalty payment of $2.3 million was no longer required. Warrior paid royalties of $1.3 million for the year ended December 31, 2007 and had recouped all advance royalty payments made in accordance with these lease terms. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

In 2005, Hopkins County Coal entered into a mineral lease and sublease with SGP Land encompassing the Elk Creek reserves, and the parties also entered into a Royalty Agreement (collectively, the “Coal Lease Agreements”) in connection therewith. The Coal Lease Agreements extend through December 2015, with the right to renew for successive one-year periods for as long as Hopkins County Coal is mining within the coal field, as such term is defined in the Coal Lease Agreements. The Coal Lease Agreements provide for five annual minimum royalty payments of $0.7 million beginning in December 2005. The annual minimum royalty payments, together with cumulative option fees of $3.4 million previously paid prior to December 2005 by Hopkins County Coal to SGP Land, are fully recoupable against future earned royalty payments. Hopkins County Coal paid to SGP Land advance minimum royalties and/or option fees of $0.7 million for the year ended December 31, 2007 and had recouped all but $4.4 million under the Coal Lease Agreements. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

Under the terms of the mineral lease and sublease agreements described above, Webster County Coal, Warrior, and Hopkins County Coal also reimburse SGP Land for its base lease obligations. We reimbursed SGP Land $6.1 million for the year ended December 31, 2007, for the base lease obligations.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during each of the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, $1.8 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP

In January 2005, we acquired Tunnel Ridge from ARH. In connection with this acquisition, we assumed a coal lease with SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, $15.0 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to match the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.

We have a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the lease, we will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for each of the years ended December 31, 2009, 2008 and 2007 was $2.6 million, respectively.

We have agreements with two banks to provide letters of credit in an aggregate amount of $31.1 million. At December 31, 2009, we had $31.1 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. SGP does not charge us for this guarantee. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FASB ASC 460, Guarantees (FASB Interpretation No. (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others), and does not impact our consolidated financial statements.

Accruals of Other Liabilities

We had accruals for other liabilities, including current obligations, totaling $170.3 million and $162.0 million at December 31, 2009 and 2008. These accruals were chiefly comprised of workers’ compensation benefits, black lung benefits, and costs associated with asset retirement obligations. These obligations are self-insured. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, our results of operations may be significantly affected by changes to these liabilities. Please see “Item 8. Financial Statements and Supplementary Data.—Note 16. Asset Retirement Obligations and Note 17. Accrued Workers’ Compensation and Pneumoconiosis (“Black Lung”) Benefits.”

Pension Plan

We maintain a Pension Plan, which covers employees at certain of our mining operations.

Our pension expense was $4.6 million, $1.9 million and $3.3 million for the years ended December 31, 2009, 2008 and 2007. Our pension expense is based upon a number of actuarial assumptions, including an expected long-term rate of return on our Pension Plan assets of 8.35% and discount rates of 6.15% and 6.70% for the years ended December 31, 2009 and 2008, respectively. Our actual return gain/(loss) on plan assets was 23.7% and (27.2)% for the years ended December 31, 2009 and 2008, respectively. Additionally, we base our determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.

The expected long-term rate of return assumption is based on broad equity and bond indices. At December 31, 2009, our expected long-term rate of return assumption was 8.35% determined by the above factors and based on an asset allocation assumption of 70.0% invested in domestic equity securities, with an expected long-term rate of return of 9.25%, 10.0% invested in international equities with an expected long-term rate of return of 6.45% and 20.0% invested in fixed income securities, with an expected long-term rate of return of 6.10%. We, along with our Pension Plan investment manager and trustee and the compensation committee of the Board of Directors of our managing general partner (“Compensation Committee”) regularly review our actual asset allocation in accordance with our investment guidelines and periodically rebalance our investments to our targeted allocation when considered appropriate.

The discount rate that we utilize for determining our future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. We have historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate. At December 31, 2009, the discount rate was determined using high quality bond yield curves adjusted to reflect the plan’s estimated payout. The discount rate determined on this basis decreased from 6.15% at December 31, 2008 to 5.88% at December 31, 2009.

As of December 31, 2009, our Pension Plan was underfunded by approximately $20.0 million. We estimate that our Pension Plan expense and cash contributions will be approximately $3.6 million and $9.8 million, respectively, in 2010. Future actual pension expense and contributions will depend on future investment performance, changes in future discount rates and various other factors related to the employees participating in the Pension Plan.

Lowering the expected long-term rate of return assumption by 1.0% (from 8.35% to 7.35%) at December 31, 2008 would have increased our pension expense for the year ended December 31, 2009 by approximately $0.3 million. Lowering the discount rate assumption by 0.5% (from 6.15% to 5.65%) at December 31, 2008 would have increased our pension expense for the year ended December 31, 2009 by approximately $0.5 million.

Inflation

At times, our results have been significantly impacted by price increases affecting many of the components of our operating expenses such as fuel, steel, maintenance expense and labor. The impact of recent governmental initiatives to stimulate economies worldwide remains unclear. Any resulting inflationary or deflationary pressures could adversely affect the results of our operations. Please see “Item 1A. Risk Factors.”

New Accounting Standards

New Accounting Standards Issued and Adopted

In June 2009, we adopted amendments to FASB ASC 105, Generally Accepted Accounting Principles (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162), effective for interim periods ending after September 15, 2009. These amendments establish the FASB ASC as the only source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC 105 is not intended to change GAAP. All references to GAAP standards include both the FASB ASC reference in addition to the previously disclosed GAAP standard references as appropriate. The adoption of FASB ASC 105 had no impact on our financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 amended guidance on certain aspects of FASB ASC 740, Income Taxes, including application to nonpublic entities, as well as application guidance on the accounting for income tax uncertainties for all entities. The amendments are applicable to all entities that apply FASB ASC 740 as well as those that historically had not, such as pass-through and tax-exempt not-for-profit entities. The amendments clarify that an entity’s tax status as a pass-through or tax-exempt not-for-profit entity is a tax position subject to the recognition requirements of FASB ASC 740 and therefore, these entities must use the recognition and measurement guidance in FASB ASC 740 when assessing their tax positions. The ASU 2009-06 amendments are effective for interim and annual periods ending after September 15, 2009. The adoption of the ASU 2009-06 amendments for the year ended December 31, 2009 did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted amendments to FASB ASC 805, Business Combinations (SFAS No. 141R, Business Combinations), issued by the FASB in December 2007. The FASB ASC 805 amendments apply to all business combinations and establish guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. The FASB ASC 805 amendments also require expensing restructuring and acquisition-related costs as incurred and establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Per FASB ASC 805-10-65-1, these amendments to FASB ASC 805 are effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. We did not complete any business acquisitions during the year ended December 31, 2009.

On January 1, 2009, we adopted FASB ASC 810-10-65 and 810-10-45-16 (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements), which amended accounting and reporting standards for noncontrolling ownership interests in subsidiaries. As a result of the adoption of the FASB ASC 810-10-65 and 810-10-45-16 amendments, noncontrolling ownership interest in consolidated subsidiaries is now presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests. EPU is based on earnings attributable to only the parent company and did not change upon adoption. In addition, FASB ASC 810-10-65 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished and requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations, extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. The provisions are applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of 2009, the year of adoption. However, the presentation of noncontrolling interests within partners’ capital and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. The adoption of FASB ASC 810-10-65 and 810-10-45-16 for the years ended December 31, 2009, 2008 and 2007 did not have material impact on our consolidated financial statements. For more information, please read “Item 8. Financial Statements —Note 18. Noncontrolling Interest” of this Annual Report on Form 10-K.

On January 1, 2009, we adopted FASB ASC 260-10-55-102 through 55-110, Master Limited Partnerships (EITF No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships), which considers whether the IDR of a master limited partnership represents a participating security when considered in the calculation of EPU under the two-class method. FASB ASC 260-10-55-102 through 55-110 also considers whether the partnership agreement contains any contractual limitations concerning distributions to IDR holders that would impact the amount of earnings to allocate to the IDR holders for each reporting period. If distributions are contractually limited to the IDR holders’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the IDR holders. We believe our partnership agreement contractually limits our distributions to available cash and therefore, undistributed earnings are no longer allocated to the IDR holder. Accordingly, the adoption impacts our presentation of EPU in periods when Net Income of ARLP exceeds the aggregate distributions because undistributed earnings are no longer allocated to the IDR holder. FASB ASC 260-10-55-102 through 55-110 required retrospective application for all periods presented. As a result of adoption, we no longer allocate earnings in excess of distributions to the IDR holder and EPU for the years ended December 31, 2008, 2007, 2006, and 2005 have been restated. For more information, please read “Item 8. Financial Statements —Note 12. Net Income Per Limited Partner Unit” of this Annual Report on Form 10-K.

On January 1, 2009, we adopted the provisions of FASB ASC 260-10-55-25 (FSP No. EITF No. 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities), which affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends are not required to be returned if the employees forfeit the award. Outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common unitholders and are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing EPU. As a result of adoption, we now include an allocation of undistributed and distributed earnings to outstanding unvested awards under our Long-Term Incentive Plan (“LTIP”) in the calculation of our basic EPU. FASB ASC 260-10-55-25 required retrospective application for all periods presented. In addition, EPU for the years ended December 31, 2008, 2007, and 2006 have been restated. For more information, please read “Item 8. Financial Statements — Note 12. Net Income Per Limited Partner Unit” of this Annual Report on Form 10-K.

Beginning with the quarterly interim period ended June 30, 2009, we adopted amendments to FASB ASC 855, Subsequent Events (SFAS No. 165, Subsequent Events), issued by the FASB in May 2009. The amendments to FASB ASC 855 establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments to FASB ASC 855 also require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB issued FASB ASU 2010-09, which amended the guidance in FASB ASC 855 and removed the requirement to disclose the date through which an entity evaluated its subsequent events. The adoption of the FASB ASC 855 and FASB ASU 2010-09 amendments did not impact our consolidated financial statements.

In December 2008, FASB ASC 715, Compensation-Retirement Benefits was amended (FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets) to require more detailed annual disclosures about employers’ plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. These amendments were effective for our fiscal year ending December 31, 2009. The requirements did not have a material impact on our consolidated financial statements. For more information, please read “Item 8. Financial Statements and Supplementary Data — Note 13. Employee Benefit Plans” of this Annual Report on Form 10K.

New Accounting Standards Issued and Not Yet Adopted

In June 2009, the FASB issued amendments to FASB ASC 810, Consolidation (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which changes the consolidation guidance applicable to a variable interest entity (“VIE”). These amendments also update the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB ASC 810 required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. These amendments also require enhanced disclosures about an enterprise’s involvement with a VIE. The provisions of these amendments are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. Based on our evaluation of the requirements of the amendments to FASB ASC 810, we will deconsolidate MAC upon adoption, effective January 1, 2010. The deconsolidation of MAC subsequent to December 31, 2009 will not have a material impact on our consolidated financials.

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

Almost all of our transactions are denominated in U.S. dollars, and as a result, we do not have material exposure to currency exchange-rate risks. During 2009, we entered into a contract to purchase longwall shields for our Tunnel Ridge mine from a foreign supplier for approximately £10.2 million. We paid £7.1 million to this foreign supplier through December 31, 2009, with the remaining balance to be paid out through 2011. We do not have any interest rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates. We had no borrowings outstanding under the ARLP Credit Facility at December 31, 2009.

The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.” The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2009 and 2008. The carrying amounts and fair values of financial instruments are as follows (in thousands):

Expected Maturity Dates as of December 31, 2009	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value December 31, 2009
Fixed rate debt	$18,000	$18,000	$18,000	$18,000	$18,000	$350,000	$440,000	$460,739
Weighted average interest rate	6.82%	6.75%	6.68%	6.61%	6.52%	6.65%

Expected Maturity Dates as of December 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value December 31, 2008
Fixed rate debt	$18,000	$18,000	$18,000	$18,000	$18,000	$368,000	$458,000	$362,824
Weighted average interest rate	6.88%	6.82%	6.75%	6.68%	6.61%	6.60%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the Managing

General Partner and the Partners of

Alliance Resource Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows and Partners’ capital for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Resource Partners, L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Partnership changed its method of calculating earnings per unit in 2009 and retrospectively applied to the 2008 and 2007 periods.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma

February 26, 2010

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In thousands, except unit data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,556	$244,875
Trade receivables	91,223	87,922
Other receivables	3,159	6,018
Due from affiliates	83	—
Inventories	64,357	26,510
Advance royalties	3,629	3,200
Prepaid expenses and other assets	8,801	10,070

Total current assets	192,808	378,595
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,378,914	1,085,214
Less accumulated depreciation, depletion and amortization	(556,370)	(468,784)

Total property, plant and equipment, net	822,544	616,430
OTHER ASSETS:
Advance royalties	26,802	23,828
Other long-term assets	9,246	11,787

Total other assets	36,048	35,615

TOTAL ASSETS	$1,051,400	$1,030,640

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$62,821	$63,236
Due to affiliates	27	706
Accrued taxes other than income taxes	10,777	11,195
Accrued payroll and related expenses	22,101	20,555
Accrued interest	2,918	3,454
Workers’ compensation and pneumoconiosis benefits	9,886	9,377
Current capital lease obligation	324	351
Other current liabilities	11,062	11,911
Current maturities, long-term debt	18,000	18,000

Total current liabilities	137,916	138,785
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	422,000	440,000
Pneumoconiosis benefits	34,344	31,436
Accrued pension benefit	19,696	19,952
Workers’ compensation	53,845	47,828
Asset retirement obligations	53,116	56,204
Due to affiliates	1,148	420
Long-term capital lease obligation	460	784
Other liabilities	7,895	5,039

Total long-term liabilities	592,504	601,663

Total liabilities	730,420	740,448

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Alliance Resource Partners, L.P. (“ARLP”) Partners’ Capital:
Limited Partners - Common Unitholders 36,661,029 and 36,613,458 units outstanding, respectively	630,165	604,998
General Partners’ deficit	(293,153)	(295,834)
Accumulated other comprehensive loss	(17,149)	(19,899)

Total ARLP Partners’ Capital	319,863	289,265
Noncontrolling interest	1,117	927

Total Partners’ Capital	320,980	290,192

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,051,400	$1,030,640

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2009	2008	2007
SALES AND OPERATING REVENUES:
Coal sales	$1,163,871	$1,093,059	$960,354
Transportation revenues	45,733	44,755	37,688
Other sales and operating revenues	21,427	18,735	35,292

Total revenues	1,231,031	1,156,549	1,033,334

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	797,527	801,854	685,085
Transportation expenses	45,733	44,755	37,688
Outside coal purchases	7,524	23,776	21,969
General and administrative	41,117	37,176	34,479
Depreciation, depletion and amortization	117,524	105,278	85,310
Gain from sale of coal reserves	—	(5,159)	—
Net gain from insurance settlement and other	—	(2,790)	(11,491)

Total operating expenses	1,009,425	1,004,890	853,040

INCOME FROM OPERATIONS	221,606	151,659	180,294
Interest expense (net of interest capitalized of $1,291, $808 and $1,237, respectively)	(30,847)	(22,145)	(11,656)
Interest income	1,049	3,727	1,704
Other income	1,247	875	1,385

INCOME BEFORE INCOME TAXES	193,055	134,116	171,727
INCOME TAX EXPENSE (BENEFIT)	708	(480)	1,669

NET INCOME	192,347	134,596	170,058
LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(190)	(420)	332

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. (“NET INCOME OF ARLP”)	$192,157	$134,176	$170,390

GENERAL PARTNERS’ INTEREST IN NET INCOME OF ARLP	$60,639	$45,697	$31,310

LIMITED PARTNERS’ INTEREST IN NET INCOME OF ARLP	$131,518	$88,479	$139,080

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT	$3 56	$2.39	$3.78

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$2.95	$2.53	$2.20

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	36,655,555	36,604,707	36,548,150

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,347	$134,596	$170,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	117,524	105,278	85,310
Non-cash compensation expense	3,582	3,931	3,925
Asset retirement obligations	2,678	2,827	2,419
Coal inventory adjustment to market	3,030	452	21
Net gain on foreign currency transaction	(653)	—	—
Net (gain) loss on sale of property, plant and equipment	136	(911)	(3,189)
Gain from sale of coal reserves	—	(5,159)	—
Gain from insurance recoveries for property damage	—	—	(2,357)
Gain from insurance settlement proceeds received in a prior period	—	—	(5,088)
Other	537	366	811
Changes in operating assets and liabilities:
Trade receivables	(3,301)	4,745	3,891
Other receivables	2,838	(1,711)	1,236
Inventories	(40,917)	(960)	(6,484)
Prepaid expenses and other assets	1,269	(971)	(874)
Advance royalties	(3,403)	(4,244)	(2,724)
Accounts payable	(6,142)	5,617	(6,623)
Due to affiliates	(34)	(1,373)	116
Accrued taxes other than income taxes	(418)	104	(3,527)
Accrued payroll and related benefits	1,546	5,375	482
Pneumoconiosis benefits	2,908	2,044	3,230
Workers’ compensation	6,526	4,931	5,929
Other	2,688	6,104	(2,550)

Total net adjustments	90,394	126,445	73,954

Net cash provided by operating activities	282,741	261,041	244,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(328,162)	(176,482)	(119,590)
Changes in accounts payable and accrued liabilities	5,727	10,046	(7,094)
Proceeds from sale of property, plant and equipment	8	2,708	6,770
Proceeds from sale of coal reserves	—	7,159	—
Proceeds from insurance settlement for replacement assets	—	—	2,511
Purchase of marketable securities	(4,527)	—	—
Proceeds from marketable securities	4,527	—	260
Payment for acquisition of coal reserves and other assets	—	(29,800)	(53,309)
Advances on Gibson rail project	—	—	(8,212)
Receipts on prior advances on Gibson rail project	2,295	2,244	—

Net cash used in investing activities	(320,132)	(184,125)	(178,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	350,000	—
Payments on long-term debt	(18,000)	(18,000)	(18,000)
Borrowings under revolving credit facilities	—	88,850	195,650
Payments under revolving credit facilities	—	(116,850)	(167,650)
Payments on capital lease obligation	(351)	(377)	(339)
Payment of debt issuance costs	(339)	(1,721)	(264)
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(791)	—	—
Cash contributions by General Partners	31	866	904
Distributions paid to Partners	(167,131)	(135,927)	(111,320)

Net cash provided by (used in) financing activities	(186,581)	166,841	(101,019)

EFFECT OF CURRENCY TRANSLATION ON CASH	653	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(223,319)	243,757	(35,671)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244,875	1,118	36,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,556	$244,875	$1,118

See notes to consolidated financial statements, including Note 15 for supplemental cash flow information.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except unit data)

	Number of Limited Partner Units	Limited Partners’ Capital	General Partners’ Capital (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners’ Capital
Balance at January 1, 2007	36,419,847	$549,005	$(293,569)	$(6,956)	$839	$249,319
Comprehensive income:
Net income (loss)	—	139,080	31,310	—	(332)	170,058
Other comprehensive income	—	—	—	7,065	—	7,065

Total comprehensive income						177,123
Issuance of units to Long-Term Incentive Plan participants upon vesting	130,812	(2,227)	—	—	—	(2,227)
Common unit–based compensation under Long-Term Incentive Plan	—	2,820	—	—	—	2,820
General Partners contribution	—	—	2,009	—	—	2,009
Distributions on common unit-based compensation	—	(489)	—	—	—	(489)
Distribution to Partners	—	(80,412)	(30,419)	—	—	(110,831)

Balance at December 31, 2007	36,550,659	607,777	(290,669)	109	507	317,724
Comprehensive income:
Net income	—	88,479	45,697	—	420	134,596
Other comprehensive loss	—	—	—	(20,008)	—	(20,008)

Total comprehensive income						114,588
Issuance of units to Long-Term Incentive Plan participants upon vesting	62,799	(1,181)	—	—	—	(1,181)
Common unit–based compensation under Long-Term Incentive Plan	—	3,311	—	—	—	3,311
Common control acquisition (Note 3)	—	—	(9,809)	—	—	(9,809)
General Partners contribution	—	—	1,486	—	—	1,486
Distributions on common unit-based compensation	—	(793)	—	—	—	(793)
Distribution to Partners	—	(92,595)	(42,539)	—	—	(135,134)

Balance at December 31, 2008	36,613,458	604,998	(295,834)	(19,899)	927	290,192
Comprehensive income:
Net income	—	131,518	60,639	—	190	192,347
Other comprehensive income	—	—	—	2,750	—	2,750

Total comprehensive income						195,097
Issuance of units to Long-Term Incentive Plan participants upon vesting	47,571	(791)	—	—	—	(791)
Common unit–based compensation under Long-Term Incentive Plan	—	3,582	—	—	—	3,582
General Partner contributions	—	—	31	—	—	31
Distributions on common unit-based compensation	—	(1,026)	—	—	—	(1,026)
Distribution to Partners	—	(108,116)	(57,989)	—	—	(166,105)

Balance at December 31, 2009	36,661,029	$630,165	$(293,153)	$(17,149)	$1,117	$320,980

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

The Delaware limited partnership, limited liability companies and corporation that comprise our subsidiaries are as follows: Intermediate Partnership, Alliance Coal, Alliance Design Group, LLC, (“Alliance Design”), Alliance Land, LLC, Alliance Properties, LLC, Alliance Resource Properties, LLC, (“Alliance Resource Properties”), Alliance Service, Inc. (“Alliance Service”), Backbone Mountain, LLC, Excel Mining, LLC (“Excel”), Gibson County Coal, LLC (“Gibson County Coal”), Gibson County Coal (South), LLC (“Gibson South”), Hopkins County Coal, LLC (“Hopkins County Coal”), Matrix Design Group, LLC (“Matrix Design”), MC Mining, LLC (“MC Mining”), Mettiki Coal, LLC (“Mettiki (MD)”), Mettiki Coal (WV), LLC (“Mettiki (WV)”), Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”), Penn Ridge Coal, LLC (“Penn Ridge”), Pontiki Coal, LLC (“Pontiki”), River View Coal, LLC (“River View”), Tunnel Ridge, LLC (“Tunnel Ridge”), Warrior Coal, LLC (“Warrior”), Webster County Coal, LLC (“Webster County Coal”), and White County Coal, LLC (“White County Coal”).

The accompanying consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of December 31, 2009 and 2008, and results of our operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2009. All of our intercompany transactions and accounts have been eliminated.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) of the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

Fair Value of Financial Instruments—The carrying amounts for accounts receivable, marketable securities, and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2009 and 2008, the estimated fair value of long-term debt, including current maturities, was approximately $460.7 million and $362.8 million, respectively (Note 9).

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less. We had no restricted cash and cash equivalents at December 31, 2009 and 2008.

Cash Management—We presented book overdrafts of $10.0 million at December 31, 2008 in accounts payable in the consolidated balance sheets. The cash flows from operating activities section of our Consolidated Statements of Cash Flows reflect this adjustment for book overdrafts. We had no book overdrafts at December 31, 2009.

Inventories—Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at the lower of cost or market on an average cost basis, less a reserve for obsolete and surplus items.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred. Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine, whichever is less, ranging from 1 to 16 years. Depreciable lives for mining equipment and processing facilities range from 1 to 16 years. Depreciable lives for land and depletable lives for mineral rights range from 2 to 16 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 16 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage which equals estimated proven and probable reserves. Therefore, our mineral rights are depleted based on only proven and probable reserves derived in accordance with Industry Guide 7. At December 31, 2009 and 2008, land and mineral rights include $22.5 million and $27.1 million, respectively, representing the carrying value of coal reserves attributable to properties where we are not currently engaged in mining operations or leasing to third-parties, and therefore, the coal reserves are not currently being depleted. We believe that the carrying value of these reserves will be recovered.

Mine Development Costs—Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. At December 31, 2009 and 2008, mine development costs include $16.4 million and $17.5 million, respectively, representing the carrying value of development costs attributable to properties where we are not currently engaged in mining operations or leasing to third-parties, and therefore, the mine development costs are not currently being depleted. We believe that the carrying value of these development costs will be recovered.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

Intangible Assets—Costs allocated to contracts with covenants not to compete (“Non-Compete Agreements”) are amortized on a straight-line basis over the life of the Non-Compete Agreements. Amortization expense associated with Non-Compete Agreements was $0.5 million, $0.5 million and $0.3 million for the years ending December 31, 2009, 2008 and 2007, respectively. Our Non-Compete Agreements are included in other long-term assets on our consolidated balance sheets at December 31, 2009 and 2008. Our Non-Compete Agreements at December 31, are summarized as follows (in thousands):

	2009	2008
Non-Compete Agreements, original cost	$4,153	$4,153
Accumulated amortization	(1,330)	(851)

Non-Compete Agreements, net	$2,823	$3,302

Amortization expense related to Non-Compete Agreements is estimated to be $0.5 million in 2010 and $0.4 million per year in 2011-2014.

Advance Royalties—Rights to coal mineral leases are often acquired and/or maintained through advance royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as an asset, with amounts expected to be recouped within one year classified as a current asset. As mining occurs on these leases, the royalty prepayments are charged to operating expenses. We assess the recoverability of royalty prepayments based on estimated future production. Royalty prepayments estimated to be nonrecoverable are expensed. Our advance royalties at December 31, are summarized as follows (in thousands):

	2009	2008
Advance royalties, affiliates (Note 19)	$16,811	$13,530
Advance royalties, third-parties	13,620	13,498

Total advance royalties	$30,431	$27,028

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

Income Taxes—We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders. Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income, as defined in Section 7704 of the Internal Revenue Code. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in our consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in our partnership is not available to us. Our subsidiary, Alliance Service, is subject to

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

federal and state income taxes. Our tax counsel has provided an opinion that ARLP, the Intermediate Partnership and Alliance Coal will each be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service (“IRS”) regarding our classification as a partnership for federal income tax purposes.

Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer’s analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, we estimate the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material. Non-coal sales revenues primarily consist of transloading fees, administrative service revenues from our affiliates, mine safety services and products, rock dust sales and other handling and service fees. For 2007, non-coal sales revenues included rental and service fees from third-party coal synfuel facilities, agreements related to these services expired on December 31, 2007 in conjunction with the expiration of non-conventional synfuel tax credits. Transportation revenues are recognized in connection with us incurring the corresponding costs of transporting coal to customers through third-party carriers for which we are directly reimbursed through customer billings. We had no allowance for doubtful accounts for trade receivables at December 31, 2009 and 2008, respectively.

Pension Benefits—Our defined benefit pension obligation and the related benefit cost are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 715, Compensation-Retirement Benefits (Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) and SFAS No. 87, Employers’ Accounting for Pensions). Pension cost and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, employee turnover rates and health care cost trend rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liability as necessary (Note 13).

Common Unit-Based Compensation—We account for compensation expense attributable to non-vested restricted common units granted under the Long-Term Incentive Plan (“LTIP”) based on requirements of FASB ASC 718, Compensation-Stock Compensation (SFAS No. 123R, Share-Based Payment). Accordingly, the fair value of award grants are determined on the grant date of the award and this value is recognized as compensation expense on a pro-rata basis, as appropriate over the requisite service period, and the corresponding liability is classified as equity and included in Limited Partners Capital in the consolidated financial statements (Note 14).

Net Income Per Unit—Basic net income per limited partner unit is determined by dividing Net Income of ARLP available to Limited Partners by the weighted average number of outstanding common units and subordinated units. We had no subordinated units during the years ended December 31, 2009, 2008 and 2007, respectively. Diluted net income per unit is based on the combined weighted average number of common units and common unit equivalents outstanding (Note 12).

New Accounting Standards Issued and Adopted—In June 2009, we adopted amendments to FASB ASC 105, Generally Accepted Accounting Principles (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162), effective for interim periods ending after September 15, 2009. FASB ASC 105-10-05-1 establishes the FASB ASC as the only source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC 105 is not intended to change GAAP. All references to GAAP standards include both the FASB ASC reference in addition to the previously disclosed GAAP standard references as appropriate. The adoption of FASB ASC 105 had no impact on our financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 amended guidance on certain aspects of FASB ASC 740, Income Taxes, including application to nonpublic entities, as well as application guidance on the accounting for income tax uncertainties for all entities. The amendments are applicable to all entities that apply FASB ASC 740 as well as those that historically had not, such as pass-through and tax-exempt not-for-profit entities. The amendments clarify that an entity’s tax status as a pass-through or tax-exempt not-for-profit entity is a tax position subject to the recognition requirements of

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

FASB ASC 740 and therefore, these entities must use the recognition and measurement guidance in FASB ASC 740 when assessing their tax positions. The ASU 2009-06 amendments are effective for interim and annual periods ending after September 15, 2009. The adoption of the ASU 2009-06 amendments for the year ended December 31, 2009 did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted amendments to FASB ASC 805, Business Combinations (SFAS No. 141R, Business Combinations), issued by the FASB in December 2007. The FASB ASC 805 amendments apply to all business combinations and establish guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100% ownership in the acquiree. The FASB ASC 805 amendments also require expensing restructuring and acquisition-related costs as incurred and establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Per FASB ASC 805-10-65-1, these amendments to FASB ASC 805 are effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. We did not complete any business acquisitions during the year ended December 31, 2009.

On January 1, 2009, we adopted FASB ASC 810-10-65 and 810-10-45-16 (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements), which amended accounting and reporting standards for noncontrolling ownership interests in subsidiaries (Note 18). As a result of the adoption of the FASB ASC 810-10-65 and 810-10-45-16 amendments, noncontrolling ownership interest in consolidated subsidiaries is now presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. Consolidated net income now includes earnings attributable to both the parent and the noncontrolling interests. Earnings per unit (“EPU”) are based on earnings attributable to only the parent company and did not change upon adoption. In addition, FASB ASC 810-10-65 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished and requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations, extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. The provisions are applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of 2009, the year of adoption. However, the presentation of noncontrolling interests within partners’ capital and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. The adoption of FASB ASC 810-10-65 and 810-10-45-16 for the years ended December 31, 2009, 2008 and 2007 did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted FASB ASC 260-10-55-102 through 55-110, Master Limited Partnerships (Emerging Issues Task Force (“EITF”) No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings Per Share, to Master Limited Partnerships), which considers whether the IDR of a master limited partnership represents a participating security when considered in the calculation of EPU under the two-class method. FASB ASC 260-10-55-102 through 55-110 also considers whether the partnership agreement contains any contractual limitations concerning distributions to IDR holders that would impact the amount of earnings to allocate to the IDR holders for each reporting period. If distributions are contractually limited to the IDR holders’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the IDR holders. We believe our partnership agreement contractually limits our distributions to available cash and therefore, undistributed earnings are no longer allocated to the IDR holder. Accordingly, the adoption impacts our presentation of EPU in periods when Net Income of ARLP exceeds aggregate distributions because undistributed earnings are no longer allocated to the IDR holder. FASB ASC 260-10-55-102 through 55-110 required retrospective application for all periods presented. As a result of adoption, we no longer allocate earnings in excess of distributions to the IDR holder and basic and diluted EPU for the years ended December 31, 2008 and 2007 have been restated (Note 12).

On January 1, 2009, we adopted the provisions of FASB ASC 260-10-55-25 (FASB Staff Position (“FSP”) No. EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities), which affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends are not required to be returned if the employees forfeit the award. Outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common unitholders and are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing EPU. FASB ASC 260-10-55-25 required retrospective application for all periods presented. As a result of adoption, we now include an allocation of undistributed and distributed earnings to outstanding unvested awards under our LTIP in our calculation of EPU. In addition, EPU for the years ended December 31, 2008 and 2007 have been restated (Note 12).

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Beginning with the quarterly interim period ended June 30, 2009, we adopted amendments to FASB ASC 855, Subsequent Events (SFAS No. 165, Subsequent Events), issued by the FASB in May 2009. The amendments to FASB ASC 855 establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments to FASB ASC 855 also required disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB issued FASB ASU 2010-09, which amended the guidance in FASB ASC 855 and removed the requirement to disclose the date through which an entity evaluated its subsequent events. The adoption of FASB ASC 855 and FASB ASU 2010-09 amendments did not impact our consolidated financial statements (Note 24).

In December 2008, FASB ASC 715, Compensation-Retirement Benefits was amended (FSP SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets) to require more detailed annual disclosures about employers’ plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. These amendments were effective for our fiscal year ending December 31, 2009. The requirements did not have a material impact on our consolidated financial statements (Note 13).

New Accounting Standards Issued and Not Yet Adopted—In June 2009, the FASB issued amendments to FASB ASC 810, Consolidation (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which changes the consolidation guidance applicable to a variable interest entity (“VIE”). These amendments also update the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB ASC 810 required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. These amendments also require enhanced disclosures about an enterprise’s involvement with a VIE. The provisions of these amendments are effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. Based on our evaluation of the requirements of the amendments to FASB ASC 810, we will deconsolidate Mid-America Carbonates, LLC (“MAC”) upon adoption, effective January 1, 2010 (Note 18). The deconsolidation of MAC subsequent to December 31, 2009 will not have a material impact on our consolidated financials.

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

The SGP Land transaction was a related-party transaction and, as such, was reviewed by the board of directors of our managing general partner (“Board of Directors”) and its conflicts committee (“Conflicts Committee”). Based upon the review, the Conflicts Committee determined that the transaction reflected market-clearing terms and conditions customary in the coal industry. As a result, the Board of Directors and its Conflicts Committee approved the SGP Land transaction as fair and reasonable to us and our limited partners. Because the SGP Land acquisition was between entities under common control, it was accounted for at historical cost.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Illinois Basin Reserve Acquisition

In June 2007, we acquired through our subsidiary, Alliance Resource Properties, the rights to approximately 78.4 million tons of high-sulfur coal reserves in Webster and Hopkins County, Kentucky from Island Creek Coal Company, a subsidiary of CONSOL Energy Inc. The purchase price of $53.3 million cash paid at closing was primarily allocated to owned and leased coal rights. We financed the purchase using a combination of existing cash on hand and borrowings under our revolving credit facility. We are mining these reserves from our adjacent Dotiki and Warrior mining complexes. As a result of the purchase, we reclassified 8.4 million tons of high-sulfur, non-reserve coal deposits as reserves. This acquisition represented an approximate 14% increase in our reserves at the acquisition date. During 2008, we received a return of purchase price of $1.1 million due to title failures on a portion of these coal reserves and consequently, we reduced the cost basis in these coal reserves.

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

5. INVENTORIES

Inventories consist of the following at December 31, (in thousands):

	2009	2008
Coal	$45,504	$9,186
Supplies (net of reserve for obsolescence of $1,372 and $1,332, respectively)	18,853	17,324

Total inventory	$64,357	$26,510

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, (in thousands):

	2009	2008
Mining equipment and processing facilities	$890,582	$660,636
Land and mineral rights	117,380	116,881
Buildings, office equipment and improvements	136,713	120,296
Construction in progress	94,901	73,479
Mine development costs	139,338	113,922

Property, plant and equipment, at cost	1,378,914	1,085,214
Less accumulated depreciation, depletion and amortization	(556,370)	(468,784)

Total property, plant and equipment, net	$822,544	$616,430

Equipment leased by us under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. Equipment under capital leases totaling $1.9 million included in mining equipment and processing facilities is amortized on the straight-line method over the shorter of its useful life or the related lease term. The provision for amortization of leased properties is included in depreciation, depletion

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

and amortization expense. Accumulated amortization related to our capital lease was $0.8 million and $0.6 million as of December 31, 2009 and 2008, respectively, and amortization expense was $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

7. GIBSON RAIL ADVANCES

In 2007, our subsidiary, Gibson County Coal entered into contracts with CSX Transportation, Inc. (“CSX”) and Norfolk Southern Railway Company (“NS”), pursuant to which Gibson County Coal constructed a rail loop and the railroads constructed connections and siding facilities, in order to provide Gibson County Coal access to CSX and NS railways. Although these connections and siding facilities are assets of the respective rail companies, Gibson County Coal advanced $8.2 million on a combined basis to CSX and NS during 2007 toward the cost of construction of their infrastructure. In 2009 and 2008, advances of $2.3 million and $2.2 million were repaid to Gibson County Coal by rebates from CSX and NS as coal was shipped on their respective railways. The $3.7 million and $6.0 million of advances not yet repaid as of December 31, 2009 and 2008, respectively, are recorded in other receivables and other long-term assets in our consolidated balance sheet. Gibson County Coal also received additional rebates from both CSX and NS that were not recoupment of advances.

8. LONG-TERM DEBT

Long-term debt consists of the following at December 31, (in thousands):

	2009	2008
Credit facility	$—	$—
Senior notes	90,000	108,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000

	440,000	458,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$422,000	$440,000

Credit Facility. Our Intermediate Partnership has a $150.0 million revolving credit facility (“ARLP Credit Facility”) dated September 25, 2007, which matures in 2012. On September 30, 2009, our Intermediate Partnership entered into Amendment No. 2 (the “Credit Amendment”) to the ARLP Credit Facility. The Credit Amendment increased the annual capital expenditure limits under the ARLP Credit Facility. The new limits, excluding capital expenditures related to acquisitions, were $425.0 million for 2009, $375.0 million for 2010, $350.0 million for 2011 and $250.0 million for 2012. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit of the subsequent year. As a result, the capital expenditure limit for 2010 is approximately $471.8 million.

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

At December 31, 2009, we had $23.3 million of letters of credit outstanding with $126.7 million available for borrowing under the ARLP Credit Facility. We had no borrowings outstanding under the ARLP Credit Facility as of December 31, 2009 and 2008. We incur an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., holds a 5%, or $7.5 million, commitment in our $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions including Lehman, with no individual institution representing more than 11.3% of the $150 million revolving credit

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October 2008. In the event Lehman, or any other financial institution in our syndicate, does not fund our future borrowing requests, our borrowing available under the ARLP Credit Facility would be reduced. The obligations of the lenders under our credit facility are individual obligations, and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations. On February 11, 2010, we gave our lenders a notice of borrowing under the ARLP Credit Facility and, in response to that notice, Lehman notified us that it would not fund its proportionate share of the borrowing. As a result, as of February 11, 2010, Lehman became a defaulting lender and availability for borrowing under the ARLP Credit Facility was reduced by $7.5 million, unless and until we replace Lehman as a lender.

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

The proceeds from the Series A and Series B Senior Notes (collectively, the “2008 Senior Notes”) were used to repay $21.5 million outstanding under the ARLP Credit Facility and pay expenses associated with the offering of the 2008 Senior Notes. The remaining proceeds were primarily used to fund the development of the River View and Tunnel Ridge mining complexes and for other general working capital requirements. We incurred debt issuance costs of approximately $0.3 million in 2009 associated with the ARLP Credit Facility and $1.7 million in 2008 associated with the 2008 Senior Notes, which have been deferred and are being amortized as a component of interest expense over the term of the respective notes.

The ARLP Credit Facility, Senior Notes and 2008 Senior Notes (collectively, the “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (i) a minimum debt to cash flow ratio of not more than 3.0 to 1.0, (ii) a ratio of cash flow to interest expense of not less than 4.0 to 1.0 in each case, during the four most recently ended fiscal quarters and (iii) maximum annual capital expenditures excluding acquisitions, as described above. The Credit Amendment did not change the required minimum debt to cash flow or cash flow to interest expense ratios. The debt to cash flow ratio, cash flow to interest expense ratio and actual capital expenditures were 1.3 to 1.0, 10.8 to 1.0, and $328.2 million, respectively, for the trailing twelve months ended December 31, 2009. We were in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2009.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At December 31, 2009, we had $31.1 million in letters of credit outstanding under agreements with these two banks. Our special general partner guarantees $5.0 million of these outstanding letters of credit (Note 19).

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Aggregate maturities of long-term debt are payable as follows (in thousands):

Year Ending December 31,
2010	$18,000
2011	18,000
2012	18,000
2013	18,000
2014	18,000
Thereafter	350,000

$440,000

9. FAIR VALUE MEASUREMENTS

We apply the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (SFAS No. 157, Fair Value Measurements) which, among other things, defines fair value, requires enhanced disclosures about assets and liabilities carried at fair value and establishes a hierarchal disclosure framework based upon the quality of inputs used to measure fair value. We elected to defer the application of FASB ASC 820 to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until our fiscal year beginning January 1, 2009, as permitted by FASB ASC 820-10-15-1A (FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157). The application of FASB ASC 820 to nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on our consolidated financial statements as of December 31, 2009.

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

The carrying amounts for accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2009 and 2008, the estimated fair value of our fixed rate term debt, including current maturities, was approximately $460.7 million and $362.8 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (see Note 8).

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

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.275 per unit, 25% of the amount we distribute in excess of $0.3125 per unit, and 50% of the amount we distribute in excess of $0.375 per unit. For the years ended December 31, 2009, 2008 and 2007, we allocated to our managing general partner incentive distributions of $58.0 million, $45.3 million and $30.4 million, respectively. The following table summarizes the quarterly per unit distribution paid during the respective quarter.

	Year
	2009	2008	2007
First Quarter	$0.715	$0.585	$0.540
Second Quarter	$0.730	$0.585	$0.540
Third Quarter	$0.745	$0.660	$0.560
Fourth Quarter	$0.760	$0.700	$0.560

On January 27, 2010, we declared a quarterly distribution of $0.775 per unit, totaling approximately $44.3 million (which includes our managing general partner’s incentive distributions), on all our common units outstanding, which was paid on February 12, 2010, to all unitholders of record on February 5, 2010.

11. INCOME TAXES

Our subsidiary, Alliance Service, is subject to federal and state income taxes. Alliance Service’s income in 2009 and losses in 2008 were principally due to its subsidiary, Matrix Design. Alliance Service’s income in 2007 consisted primarily of rental and service fees provided to an independent coal synfuel producer at Warrior (Note 2). Alliance Service has minor temporary differences between Matrix Design’s financial reporting basis and the tax basis of its assets and liabilities. Components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$620	$(312)	$1,467
State	118	(30)	276

	738	(342)	1,743
Deferred:
Federal	(25)	(109)	(61)
State	(5)	(29)	(13)

	(30)	(138)	(74)

Income tax expense (benefit)	$708	$(480)	$1,669

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income taxes at statutory rate	$67,569	$46,940	$59,921
Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(66,939)	(47,402)	(58,420)
Increase/(decrease) resulting from:
State taxes, net of federal income tax	70	(6)	183
Other	8	(12)	(15)

Income tax expense (benefit)	$708	$(480)	$1,669

12. NET INCOME PER LIMITED PARTNER UNIT

We apply the provisions of FASB ASC 260, Earnings Per Share, which were amended on January 1, 2009 by FASB ASC 260-10-55-102 through 55-110 (EITF No. 07-4) and FASB ASC 260-10-55-25 (FSP No. EITF 03-6-1) (Note 2). As required by FASB ASC 260, we apply the two-class method in calculating EPU. Net Income of ARLP is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter (Note 10). Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.275 per unit, 25% of the amount we distributed in excess of $0.3125 per unit, and 50% of the amount we distribute in excess of $0.375 per unit. Our partnership agreement contractually limits our distributions to available cash and therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder. In addition, our outstanding unvested awards under our LTIP contain rights to nonforfeitable distributions and are therefore considered participating securities. As such, we allocate undistributed and distributed earnings to the outstanding unvested awards in our calculation of EPU.

The following is a reconciliation of Net Income of ARLP and net income used for calculating EPU and the weighted average units used in computing EPU with retrospective application for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2009	2008	2007
Net Income of ARLP	$192,157	$134,176	$170,390
Adjustments:
General partner’s priority distributions	(57,955)	(45,326)	(30,390)
General partners’ 2% equity ownership	(2,684)	(1,806)	(2,838)
General partners’ special allocation of certain general and administrative expenses	—	1,435	1,918

Limited partners’ interest in Net Income of ARLP	131,518	88,479	139,080
Less:
Distributions on LTIP awards outstanding	(1,002)	(873)	(605)
Undistributed earnings attributable to LTIP awards	(185)	—	(386)

Net Income of ARLP available to limited partners	$130,331	$87,606	$138,089

Weighted average limited partner units outstanding – Basic and Diluted (1)	36,656	36,605	36,548

Basic and Diluted Net Income of ARLP per limited partner unit (1)	$3.56	$2.39	$3.78

Weighted average limited partner units – basic and dilutive	36,656	36,605	36,548

(1)	Diluted EPU give effect to all dilutive potential common units outstanding during the period using the treasury stock method. Dilutive EPU exclude all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the years ended December 31, 2009, 2008 and 2007, LTIP, Supplemental Executive Retirement Plan (“SERP”) and Directors compensation units of 176,743, 165,175 and 252,061, respectively, were considered anti-dilutive.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

During 2008 and 2007, our managing general partner made capital contributions of $1.4 million and $1.9 million, respectively, to us to fund certain expenses associated with our employee compensation programs. A special allocation of certain general and administrative expenses equal to the amount of our managing general partner’s contribution was made to our managing general partner. Net income allocated to the limited partners was not burdened by this expense (Note 19).

On January 29, 2008 the compensation committee of the Board of Directors (“Compensation Committee”) approved amendments to the Deferred Compensation Plan for Directors and SERP to eliminate the option of settling awards in common units of ARLP and require that vested benefits be paid to participants in cash only. As a result, the phantom units associated with these plans are no longer considered in the calculation of diluted units effective January 29, 2008. The non-vested LTIP grants associated with the LTIP Plan continue to entitle the LTIP participants to receive ARLP common units and accordingly are included in the calculation of basic and diluted units (to the extent of EPU dilution).

FASB ASC 260-10-65-1 and 65-2 requires retrospective application of FASB ASC 260-10-55-102 through 55-110 and 260-10-55-25. The following is a reconciliation of basic and diluted Net Income of ARLP per limited partner unit as presented in the prior period for the years ended December 31, 2008 and 2007, respectively:

	Basic		Dilutive
	Years Ended December 31,		Years Ended December 31,
	2008	2007	2008	2007
Basic and diluted Net Income of ARLP per limited partner unit, as previously reported	$2.42	$3.07	$2.41	$3.05
Effect of the adoption of FASB ASC 260-10-55-102 through 55-110 (EITF No. 07-4) on basic and diluted Net Income of ARLP per limited partner unit	—	0.74	—	0.74
Effect of the adoption of FASB ASC 260-10-55-25 (FSP No. EITF 03-6-1) on basic and diluted Net Income of ARLP per limited partner unit	(0.03)	(0.03)	(0.02)	(0.01)

Basic and diluted Net Income of ARLP per limited partner unit, as presented	$2.39	$3.78	$2.39	$3.78

13. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Our eligible employees currently participate in a defined contribution profit sharing and savings plan (“PSSP”) that we sponsor. The PSSP covers substantially all regular full-time employees. PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We make matching contributions based on a percent of an employee’s eligible compensation and also makes additional nonmatching contributions. Our contribution expense for the PSSP was approximately

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

$11.2 million, $8.0 million and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase from 2008 to 2009 was primarily attributable to a greater number of PSSP participants principally due to changes in the defined benefit plan (the “Pension Plan”) described below and higher salaries and wages included in the matching calculation.

Defined Benefit Plan—Eligible employees at certain of our mining operations participate in a Pension Plan that we sponsor. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Effective during 2008, new employees of these participating operations are no longer eligible to participate in the Pension Plan, but are eligible to participate in the PSSP that we sponsor. Additionally, certain employees participating in the Pension Plan, for some of those participating operations, had the one-time option during 2008 to remain in the Pension Plan or participate in enhanced benefit provisions under the PSSP. The impact of the amendments to the Pension Plan was not material to the 2008 consolidated financial statements.

Beginning with the year ended December 31, 2009, we adopted amendments to FASB ASC 715, Compensation – Retirement Benefits. These amendments required us to provide more detailed annual disclosures of Pension Plan assets, concentrations of risk within Pension Plan assets, and valuation techniques used to measure the fair value of Pension Plan assets.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2009 and 2008 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2009 and 2008, respectively (dollars in thousands):

	2009	2008
Change in benefit obligations:
Benefit obligations at beginning of year	$49,633	$39,648
Service cost	2,580	2,555
Interest cost	3,083	2,726
Actuarial loss	3,369	5,467
Benefits paid	(875)	(763)

Benefit obligation at end of year	57,790	49,633

Change in plan assets:
Fair value of plan assets at beginning of year	29,681	41,647
Employer contribution	2,150	—
Actual return on plan assets	7,138	(11,203)
Benefits paid	(875)	(763)

Fair value of plan assets at end of year	38,094	29,681

Funded status at the end of year	$(19,696)	$(19,952)

Amounts recognized in balance sheet:
Non-current liability	$(19,696)	$(19,952)

	$(19,696)	$(19,952)

Amounts recognized in accumulated other comprehensive income consists of:
Net actuarial loss	$(17,149)	$(19,899)

Weighted-average assumptions as of December 31,
Discount rate	5.88%	6.15%
Expected rate of return on plan assets	8.35%	8.35%
Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	6.15%	6.70%
Expected return on plan assets	8.35%	8.35%

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The actuarial loss component of the change in benefit obligation in 2009 was primarily attributable to a decrease in the discount rate assumption. The actuarial loss component of the change in benefit obligations in 2008 was primarily attributable to negative returns on Pension Plan assets during 2008.

The expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long term historical rates of return for each asset class. The Pension Plan’s expected long-term rate of return of 8.35% is determined by the above factors and an asset allocation assumption of 70.0% invested in domestic equity securities with an expected long-term rate of return of 9.25%, 10.0% invested in international equities with an expected long-term rate of return of 6.45% and 20.0% invested in fixed income securities with an expected long-term rate of return of 6.10%. Expected long-term rate of return is based on a 20 year average annual total return for each investment group.

	2009	2008	2007
		(in thousands)
Components of net periodic benefit cost:
Service cost	$2,580	$2,555	$3,435
Interest cost	3,083	2,726	2,268
Expected return on plan assets	(2,518)	(3,368)	(2,687)
Amortization of net loss	1,499	30	258

Net periodic benefit cost	$4,644	$1,943	$3,274

Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive income

	2009	2008
	(in thousands)

Net actuarial (gain) loss	$(1,251)	$20,038
Reversal of amortization item:
Net actuarial gain	(1,499)	(30)

Total recognized in accumulated other comprehensive (income) loss	(2,750)	20,008
Net periodic benefit cost	4,644	1,943

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$1,894	$21,951

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Estimated future benefit payments as of December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$1,384
2011	1,700
2012	2,046
2013	2,422
2014	2,806
2015-2017	20,305

$30,663

We expect to contribute $9.8 million to the Pension Plan in 2010. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2010 fiscal year is $1.1 million.

As permitted under ASC 715, Compensation – Retirement Benefits, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plan.

The Compensation Committee maintains a Funding and Investment Policy Statement (“Policy Statement”) for the Pension Plan. The Policy Statement provides that the assets of the Pension Plan be invested in a prudent manner based on the stated purpose of the Pension Plan and diversified among a broad range of investments including domestic and international equity securities, domestic fixed income securities and cash equivalents. The Pension Plan allows for the utilization of options in a “collar strategy” to limit potential exposure to market fluctuations. The investment goal of the Pension Plan is to ensure that the assets provide sufficient resources to meet or exceed the benefit obligations as determined under terms and conditions of the Pension Plan. The Policy Statement provides that the Pension Plan shall be funded by employer contributions in amounts determined in accordance with generally accepted actuarial standards. The investment objectives as established by the Policy Statement are, first, to increase the value of the assets under the Pension Plan and, second, to control the level of risk or volatility of investment returns associated with Pension Plan investments.

We had unfunded benefit obligations of approximately $20.0 million at December 31, 2009 and 2008. In general, increases in benefit obligations will be offset by employer contributions and market returns. However, general market conditions may result in market losses, as experienced in 2008. When the Pension Plan experiences market losses, significant variations in the funded status of the Pension Plan can, and often do, occur. Actuarial methods utilized in determining required future employer contributions take into account the long-term effect of market losses and result in increased future employer contributions, thus offsetting such market losses. Conversely, the long-term effect of market gains will result in decreased future employer contributions. Total account performance is to be reviewed at least annually, using a dynamic benchmark approach to track investment performance.

The Compensation Committee has selected an investment manager to implement the selection and on-going evaluation of Pension Plan investments. The investments shall be selected from the following assets classes, which includes mutual funds, collective funds, or the direct investment in individual stocks, bonds or cash equivalent investments, including: (a) money market accounts, (b) U.S. Government bonds, (c) corporate bonds, (d) large, mid, and small capitalization stocks, and (e) international stocks. The Policy Statement provides the following guidelines and limitations, subject to exceptions authorized by the Compensation Committee under unusual market conditions: (i) the maximum investment in any one stock should not exceed 10.0% of the total stock portfolio, (ii) the maximum investment in any one industry should not exceed 30.0% of the total stock portfolio, and (iii) the average credit quality of the bond portfolio should be at least AA with a maximum amount of non-investment grade debt of 10.0%.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The Policy Statement’s asset allocation guidelines are as follows:

	Percentage of Total Portfolio
	Minimum	Target	Maximum
Domestic equity securities	50%	70%	90%
Foreign equity securities	0%	10%	20%
Fixed income securities/cash	5%	20%	40%

Domestic equity securities primarily include investments in individual common stocks or registered investment companies that hold positions in companies that are based in the U.S. Foreign equity securities primarily include investments in individual common stocks or registered investment companies that hold positions in companies based outside the U.S. Fixed income securities primarily include individual bonds or registered investment companies that hold positions in U.S. Treasuries, U.S. government obligations, corporate bonds, mortgage backed securities and preferred stocks. Short-term market conditions may result in actual asset allocations that fall outside the minimum or maximum guidelines reflected in the Policy Statement.

Asset allocations as of December 31,

	2009	2008
Domestic equity securities	57%	46%
Foreign equity securities	15%	12%
Fixed income securities/cash	28%	42%

	100%	100%

We consider multiple factors in our investment strategy. The following factors have been taken into consideration with respect to the Pension Plan’s long-term investment goals and objectives and in the establishment of the Pension Plan’s target investment allocation:

•	The long-term nature of providing retirement income benefits to Pension Plan participants;

•	The projected annual funding requirements necessary to meet the benefit obligations;

•	The current level of benefit payments to Pension Plan participants and beneficiaries; and

•	Ongoing analysis of economic conditions and investment markets.

As required by FASB ASC 715, the following information discloses the fair values of our Pension Plan assets, by asset category, consist of the following at December 31, 2009 (in thousands):

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$688	$—	$—
Equity securities:
U.S. large-cap growth	5,515	—	—
U.S. large-cap value	5,331	—	—
International large-cap core	2,702	—	—
Fixed income securities:
U.S. Treasury securities	1,812	—	—
Corporate bonds	1,105	—	—
Preferred stock	134	—	—
Taxable municipal bonds	219	—	—
International bonds	343	—	—
Equity mutual funds
U.S. large-cap value	—	866	—
U.S. mid-cap growth	—	2,739	—
U.S. mid-cap value	—	3,862	—
U.S. small cap growth	—	1,781	—
U.S. small cap value	—	1,529	—
International	—	2,516	—
Emerging Markets	—	517	—
Fixed income mutual funds:
U.S. treasury and agency	—	739	—
Corporate bond	—	808	—
Mortgage backed-securities	—	1,332	—
Intermediate investment grade bond	—	2,804	—
High yield bond	—	564	—
International bond	—	230	—
Stock market index options:
Puts	—	26	—
Calls	—	(68)	—

Total	$17,849	$20,245	$—

Pension Plan assets for which the fair value is based on quoted prices in active markets for identical assets are considered to be valued with Level 1 inputs in the fair value hierarchy. Pension Plan assets for which the fair value is based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active are considered to be valued with Level 2 inputs in the fair value hierarchy.

14. COMPENSATION PLANS

We have the LTIP for certain of our employees and officers of our managing general partner and its affiliates who perform services for us. The LTIP awards are of non-vested restricted units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units. Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to the review and approval of the Compensation Committee. The aggregate number of units reserved for issuance under the LTIP was 1.2 million prior to October 23, 2009. On October 23, 2009, the LTIP was amended to increase the number of common units available for issuance from 1.2 million to 3.6 million.

On January 27, 2009, the Compensation Committee determined that the vesting requirements for the 2006 grants of 71,975 restricted units (which is net of 18,725 forfeitures) had been satisfied as of January 1, 2009. As a result of this vesting, on February 12, 2009, we issued 47,571 unrestricted common units to LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the LTIP participants. On February 1, 2010, the Compensation Committee authorized additional grants up to 143,145 restricted units, of which 137,830 were granted.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

During the year ended December 31, 2009, the three months ended December 31, 2008, the nine months ended September 30, 2008 and year ended December 31, 2007, we issued grants of 9,625 units, 141,145 units, 93,600 units, and 93,475 units, respectively. Grants issued during the year ended December 31, 2009 and the three months ended December 31, 2008 vest on January 1, 2012. Grants issued during the nine months ended September 30, 2008 and the year ended December 31, 2007 vest on January 1, 2011 and January 1, 2010, respectively. All grants are subject to the satisfaction of certain financial tests that management currently believes it is probable will be satisfied. As of December 31, 2009, 5,000 of these outstanding LTIP grants have been forfeited. On January 26, 2010, the Compensation Committee determined that the vesting requirements for the 2007 grants of 88,975 restricted units (which is net of 4,500 forfeitures) had been satisfied as of January 1, 2010. As a result of this vesting, on February 12, 2010, we issued 55,826 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy the individual tax obligations of the LTIP participants. After consideration of the January 1, 2010 vesting and subsequent issuance of 55,826 common units, 2.3 million units remain available for issuance in the future, assuming that all grants issued in 2008 and 2009 and currently outstanding are settled with common units and no future forfeitures occur.

For the years ended December 31, 2009, 2008 and 2007, our LTIP expense was $3.6 million, $3.3 million and $2.9 million, respectively. The total obligation associated with the LTIP as of December 31, 2009 and 2008 was $6.8 million and $5.9 million, respectively, and is included in partners’ capital-limited partners line item in our consolidated balance sheets.

The fair value of the 2009, 2008 and 2007 grants is based upon the intrinsic value at the date of grant, which were $25.60, $31.27 and $35.84 per restricted unit, respectively, on a weighted average basis. We expect to settle the non-vested LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy the minimum statutory tax withholding requirements. As provided under the distribution equivalent rights provision of the LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distribution we make to unitholders during the vesting period.

A summary of non-vested LTIP grants as of and for the year ended December 31, 2009 is as follows:

Non-vested grants at January 1, 2009	395,695
Granted	9,625
Vested	(71,975)
Forfeited	(500)

Non-vested grants at December 31, 2009	332,845

As of December 31, 2009, there was $3.7 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2009, the intrinsic value of the non-vested LTIP grants was $14.4 million.

We have the SERP to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of “phantom” ARLP units, which upon vesting are paid to participants in cash only. The SERP is administered by the Compensation Committee. Sponsorship of the SERP was transferred to Alliance Coal effective May 15, 2006.

For the years ended December 31, 2009, 2008 and 2007, our SERP expense (income) was $2.1 million, $(0.5) million and $0.4 million, respectively. The increase in SERP expense in 2009 was principally attributable to an increase in the market value of our common units from the beginning of the year to the end of the year. The SERP income for the year ended December 31, 2008 resulted from lower unit-based compensation accruals due to a decrease in market value of our common units from the beginning of the year to the end of the year. The total accrued liability associated with the SERP plan was $4.7 million and $2.6 million as of December 31, 2009 and 2008, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

15. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash Paid For:
Interest	$32,186	$22,920	$13,034

Income taxes	$225	$—	$2,175

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$20,819	$15,092	$5,046

Non-cash contribution by General Partner	$—	$620	$1,105

Market value of common units vested in Long-Term Incentive Plan before minimum statutory tax withholding requirements	$2,333	$3,658	$6,674

16. ASSET RETIREMENT OBLIGATIONS

The majority of our operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations, among other requirements, require restoration of property in accordance with specified standards and an approved reclamation plan. We account for our asset retirement obligations in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations (SFAS No. 143, Accounting for Asset Retirement Obligations), which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. We have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.

Discounting resulted in reducing the accrual for asset retirement obligations by $68.0 million and $65.2 million at December 31, 2009 and 2008, respectively. Estimated payments of asset retirement obligations as of December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$2,735
2011	1,967
2012	2,574
2013	774
2014	4,551
Thereafter	111,290

Aggregate undiscounted asset retirement obligations	123,891
Effect of discounting	(68,040)

Total asset retirement obligations	55,851
Less: current portion	(2,735)

Asset retirement obligations	$53,116

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The following table presents the activity affecting the asset retirement and mine closing liability (in thousands):

	Year ended December 31,
	2009	2008
Beginning balance	$58,589	$56,903
Accretion expense	2,678	2,827
Payments	(556)	(1,414)
Allocation of liability associated with acquisition, mine development and change in assumptions	(4,860)	273

Ending balance	$55,851	$58,589

For the year ended December 31, 2009, the allocation of liability associated with acquisition, mine development and change in assumptions is a net decrease of $4.9 million, and was primarily attributable to decreased refuse site reclamation disturbances at Hopkins County Coal and White County Coal operations and the impact of favorable permit requirements regarding reduced liner and cover necessary for refuse storage at Gibson County Coal, as well as overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, and fluctuations in projected mine life estimates for coal reserve increases and decreases across all operations offset in part by increased surface disturbances as a result of the new mine development work at Tunnel Ridge and River View.

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

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers’ compensation laws also compensate survivors or workers who suffer employment related deaths. Our liability for traumatic injury claims is the estimated present value of current workers’ compensation benefits, based on our actuarial estimates. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 5.80% and 5.89% at December 31, 2009 and 2008, respectively, and for workers’ compensation was 5.27% and 6.11% at December 31, 2009 and 2008, respectively.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The black lung and workers’ compensation expense consists of the following components for the year ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Black lung benefits:
Service cost	$2,187	$1,415	$2,027
Interest cost	1,535	1,641	1,504
Net amortization	(536)	(745)	70

Total black lung	3,186	2,311	3,601
Workers’ compensation expense	21,585	18,395	17,192

Total expense	$24,771	$20,706	$20,793

The following is a reconciliation of the changes in workers’ compensation liability (including current and long-term liability balances) at December 31, 2009 and 2008 (in thousands):

	2009	2008
Beginning balance	$56,671	$51,619
Accruals	18,466	16,864
Payments	(12,534)	(11,653)
Interest accretion	3,455	3,059
Valuation gain	(2,838)	(3,218)

Ending balance	$63,220	$56,671

The following is a reconciliation of the changes in black lung benefit obligations at December 31, 2009 and 2008 (in thousands):

	2009	2008
Benefit obligations at beginning of year	$31,970	$30,047
Service cost	2,187	1,415
Interest cost	1,535	1,641
Actuarial loss	(536)	(745)
Benefits and expense paid	(301)	(388)

Benefit obligations at end of year	$34,855	$31,970

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for black lung and workers’ compensation benefits at December 31, 2009 and 2008 (in thousands):

	2009	2008
Black lung claims	$34,855	$31,970
Workers’ compensation claims	63,220	56,671

Total obligations	98,075	88,641
Less current portion	(9,886)	(9,377)

Non-current obligations	$88,189	$79,264

Both the black lung and workers’ compensation obligations were unfunded at December 31, 2009 and 2008.

As of December 31, 2009 and 2008, we had $66.9 million and $54.8 million, respectively, in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

18. NONCONTROLLING INTEREST

We apply the provisions of FASB ASC 810, Consolidation, which were amended on January 1, 2009 by ASC 810-10-65 and FASB ASC 810-10-45-16 (SFAS No. 160) (Note 2). As required by FASB ASC 810, our noncontrolling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet within partners’ capital as a separate component from the parent’s equity. In addition, consolidated net income includes earnings attributable to both the parent and the noncontrolling interests.

The noncontrolling interest designated as MAC represents a 50% third-party interest in MAC. White County Coal entered into a limited liability company agreement with a third-party in 2006 to form MAC, which manufactures and sells rock dust. We consolidate MAC’s financial results in accordance with FASB ASC 810 (FASB Interpretation No. (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51). Based on the guidance in FASB ASC 810, we concluded that MAC is a VIE and we are the primary beneficiary. Effective January 1, 2010, we adopted the amendments to FASB ASC 810 (SFAS No. 167). Based on our evaluation of these amendments, we will deconsolidate MAC effective January 1, 2010 (Note 2).

On March 19, 2007, MAC entered into a secured line of credit (“LOC”) which was scheduled to expire on March 19, 2008. In September 2007, MAC entered into a $1.5 million Revolving Credit Agreement (“Revolver”) with ARLP. Concurrent with the execution of the Revolver, MAC repaid all amounts outstanding under the LOC. By amendment effective April 1, 2008, the term of the Revolver was extended to June 30, 2009. On November 17, 2009, MAC entered into Amendment No. 2, effective June 30, 2009, which increased the Revolver to $1.75 million. The Revolver is scheduled to expire on December 31, 2010. Due to the consolidation of MAC in accordance with FASB ASC 810, the intercompany transactions associated with the Revolver are eliminated for our financials presented.

19. RELATED-PARTY TRANSACTIONS

The Board of Directors and its Conflicts Committee review each of our related-party transactions to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

Administrative Services—In connection with the AHGP IPO in 2006, ARLP entered into an administrative services agreement, (“Administrative Services Agreement”), between our managing general partner, our Intermediate Partnership, AHGP and its general partner AGP, and Alliance Resource Holdings II, Inc. (“ARH II”), the indirect parent of SGP. Under the Administrative Services Agreement, certain employees, including some executive officers, provide administrative services to our managing general partner, AHGP, AGP, ARH II and their respective affiliates. We are reimbursed for services rendered by our employees on behalf of these affiliates as provided under the Administrative Services Agreement. We billed and recognized administrative service revenue under this agreement of $0.4 million for each of the years ended December 31, 2009 and 2008, and $0.3 million for the year ended December 31, 2007, from AHGP and $0.5 million for each of the years ended December 31, 2009 and 2008, and $0.4 million from ARH II for the year ended December 31, 2007. Concurrently in 2006, AHGP and AGP joined as parties to our Omnibus Agreement which addresses areas of non-competition between us and ARH, ARH II, SGP and our managing general partner.

Our partnership agreement provides that our managing general partner and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, management’s salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers’ compensation management, legal and information technology services. Our managing general partner may determine in its sole discretion the expenses that are allocable to us. Total costs billed by our managing general partner and its affiliates to us were approximately $1.1 million, $0.3 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase from 2008 to 2009 was primarily attributable to increased unit-based directors’ compensation accruals due to an increase in market value of our common units from the beginning of the year compared to the end of the year. The decrease from 2007 to 2008 was primarily attributable to lower unit-based directors’ compensation accruals due to a decrease in market value of our common units from the beginning of the year compared to the end of the year.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

SGP Land, LLC—On May 2, 2007, SGP Land, a subsidiary of our special general partner controlled by Mr. Craft, entered into a time sharing agreement with Alliance Coal, our operating subsidiary, concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time sharing agreement as amended, we reimbursed SGP Land $0.7 million for each of the years ended December 31, 2009 and 2008, respectively, and $0.3 million for the year ended December 31, 2007 for use of the aircraft.

On January 28, 2008, effective January 1, 2008, we acquired, through our subsidiary Alliance Resource Properties, additional rights to approximately 48.2 million tons of coal reserves located in western Kentucky from SGP Land. The purchase price was $13.3 million. At the time of our acquisition, these reserves were leased by SGP Land to our subsidiaries, Webster County Coal, Warrior and Hopkins County Coal through the mineral leases and sublease agreements described below. Those mineral leases and sublease agreements between SGP Land and our subsidiaries were assigned to Alliance Resource Properties by SGP Land in this transaction. The recoupable balances of advance minimum royalties and other payments at the time of this acquisition, other than $0.4 million to the base lessors, are eliminated in our consolidated financial statements as of December 31, 2009 and 2008.

In 2000, Webster County Coal entered into a mineral lease and sublease with SGP Land, requiring annual minimum royalty payments of $2.7 million, payable in advance through 2013 or until $37.8 million of cumulative annual minimum and/or earned royalty payments have been paid. Webster County Coal paid royalties of $2.7 million for the year ended December 31, 2007 and had recouped all but $3.2 million of the advance royalty payments made under the lease. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

In 2001, Warrior entered into a mineral lease and sublease with SGP Land. Under the terms of the lease, Warrior paid in arrears an annual minimum royalty of $2.3 million until $15.9 million of cumulative annual minimum and/or earned royalty payments were paid. The annual minimum royalty periods expired on September 30, 2007. In 2006, Warrior’s cumulative total of annual minimum royalties and/or earned royalty payments exceeded $15.9 million, and therefore the annual minimum royalty payment of $2.3 million was no longer required. Warrior paid royalties of $1.3 million for the year ended December 31, 2007 and had recouped all advance royalty payments made in accordance with these lease terms. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

In 2005, Hopkins County Coal entered into a mineral lease and sublease with SGP Land encompassing the Elk Creek reserves, and the parties also entered into a Royalty Agreement (collectively, the “Coal Lease Agreements”) in connection therewith. The Coal Lease Agreements extend through December 2015, with the right to renew for successive one-year periods for as long as Hopkins County Coal is mining within the coal field, as such term is defined in the Coal Lease Agreements. The Coal Lease Agreements provide for five annual minimum royalty payments of $0.7 million beginning in December 2005. The annual minimum royalty payments, together with cumulative option fees of $3.4 million previously paid prior to December 2005 by Hopkins County Coal to SGP Land, are fully recoupable against future earned royalty payments. Hopkins County Coal paid to SGP Land advance minimum royalties and/or option fees of $0.7 million for the year ended December 31, 2007 and had recouped all but $4.4 million under the Coal Lease Agreements. As described above, this mineral lease and sublease is now with Alliance Resource Properties.

Under the terms of the mineral lease and sublease agreements described above, Webster County Coal, Warrior, and Hopkins County Coal also reimburse SGP Land for its base lease obligations. We reimbursed SGP Land $6.1 million for the year ended December 31, 2007, for the base lease obligations.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during each of the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, $1.8 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

SGP—In January 2005, we acquired Tunnel Ridge from ARH. In connection with this acquisition, we assumed a coal lease with SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, $15.0 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production.

Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to match the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2009, 2008 and 2007.

We have a noncancelable operating lease arrangement with SGP for the coal preparation plant and ancillary facilities at the Gibson County Coal mining complex. Based on the terms of the lease, we will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for each of the years ended December 31, 2009, 2008 and 2007 was $2.6 million.

We have agreements with two banks to provide letters of credit in an aggregate amount of $31.1 million (Note 8). At December 31, 2009, we had $31.1 million in outstanding letters of credit under these agreements. SGP guarantees $5.0 million of these outstanding letters of credit. SGP does not charge us for this guarantee. Since the guarantee is made on behalf of entities within the consolidated partnership, the guarantee has no fair value under FASB ASC 460, Guarantees (FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others), and does not impact our consolidated financial statements.

20. COMMITMENTS AND CONTINGENCIES

Commitments—We lease buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. We also have a noncancelable lease with SGP (Note 19) and a noncancelable lease for equipment under a capital lease obligation. Future minimum lease payments are as follows (in thousands):

	Capital Lease	Other Operating Leases
Year Ending December 31,		Affiliate	Others	Total
2010	$383	$2,835	$2,224	$5,059
2011	334	216	1,182	1,398
2012	130	—	763	763
2013	72	—	367	367
2014	12	—	367	367
Thereafter	—	—	1,377	1,377

Total future minimum lease payments	$931	$3,051	$6,280	$9,331

Less: amount representing interest	(147)

Present value of future minimum lease payments	784
Less: current portion	(324)

Long-term capital lease obligation	$460

Rental expense (including rental expense incurred under operating lease agreements) was $6.0 million, $5.6 million and $5.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our subsidiary, Mettiki (WV), entered into a capital lease agreement with Joy Technologies Inc., d/b/a Joy Mining Machinery, a Delaware corporation, on May 22, 2006, with an in-service date of November 20, 2006. The lease is a 5-year noncancelable lease with monthly rental payments of $41,985 and has one renewal period for 2 years with monthly rental payments of $23,735. The effective interest rate on the capital lease is 6.195%.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Contractual Commitments—In connection with planned capital projects, we have contractual commitments of approximately $85.9 million at December 31, 2009.

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

The matters referenced in the previous paragraph include, but are not limited to, the Rector v. White County Coal, LLC lawsuit, which is a royalty dispute involving certain coal leases that had previously terminated. Plaintiffs have alleged damages of $33.0 million or more and have also asserted a claim for punitive damages. We believe the plaintiffs’ claims are without merit, have accrued no loss and are vigorously defending the litigation. This legal matter is also discussed in Part I, Item 3. “Legal Proceedings.”

Other—During September 2009, we completed our annual property and casualty insurance renewal with various insurance coverages effective as of October 1, 2009. As in past years, we have elected to retain a participating interest in our commercial property insurance program at an average rate of approximately 14.7% in the overall $75.0 million of coverage, representing 22% of the primary $50.0 million layer. We do not participate in the second layer of $25.0 million in excess of $50.0 million.

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

21. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We have significant long-term coal supply agreements, some of which contain prospective price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, in the infrequent circumstance when the coal is sold other than free on board the mine, changes in transportation rates. Total revenues from major customers, including transportation revenues, which are at least ten percent of total revenues, are as follows (in thousands):

		Year Ended December 31,
	Segment (Note 22)	2009	2008	2007
Customer A	Illinois Basin	$140,921	$131,198	$65,660
Customer B	Northern Appalachia	129,265	161,359	24,446
Customer C	Illinois Basin	122,961	121,550	115,796
Customer D	Illinois Basin	120,915	127,439	75,373

Trade accounts receivable from these customers totaled approximately $38.0 million and $42.1 million at December 31, 2009 and 2008, respectively. Our bad debt experience has historically been insignificant. Financial conditions of our customers could result in a material change to our bad debt expense in future periods. We have various coal agreements with our significant customers with expiration dates ranging from 2013 to 2016.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

22. SEGMENT INFORMATION

We operate in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users. We have four reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three segments correspond to the three major coal producing regions in the eastern U.S. Coal quality, coal seam height, mining and transportation methods and regulatory issues are similar for the operating mines within each of these three segments.

The Illinois Basin segment is comprised of Webster County Coal’s Dotiki mining complex, Gibson County Coal’s Gibson North mining complex, Hopkins County Coal’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior’s mining complex, River View’s newly constructed mining complex which recently initiated operations, the Gibson South property and certain properties of Alliance Resource Properties. We are in the process of permitting the Gibson South property for future mine development.

The Central Appalachian segment is comprised of Pontiki’s and MC Mining’s mining complexes.

The Northern Appalachian segment is comprised of Mettiki (MD)’s mining complex, Mettiki (WV)’s Mountain View mining complex, two small third-party mining operations (one of which was idled in May 2009), a mining complex currently under construction at Tunnel Ridge and the Penn Ridge property. We are in the process of permitting the Penn Ridge property for future mine development.

Other and Corporate includes marketing and administrative expenses, Matrix Design, Alliance Design, the Mt. Vernon dock activities, coal brokerage activity, MAC and certain properties of Alliance Resource Properties. Segment results as of and for the years ended December 31, 2009, 2008 and 2007 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Operating segment results for the year ended December 31, 2009 were as follows:

Total revenues (2)	$883,800	$181,029	$148,253	$40,441	$(22,492)	$1,231,031
Segment Adjusted EBITDA Expense (3)	532,549	138,412	124,176	30,789	(22,122)	803,804
Segment Adjusted EBITDA (4)	315,542	41,149	15,552	9,621	(370)	381,494
Total assets	725,243	86,011	199,443	43,132	(2,429)	1,051,400
Capital expenditures	228,522	14,895	81,009	3,736	—	328,162

Operating segment results for the year ended December 31, 2008 were as follows:

Total revenues (2)	$748,369	$207,645	$187,603	$23,546	$(10,614)	$1,156,549
Segment Adjusted EBITDA Expense (3)	522,575	157,575	134,800	20,441	(10,636)	824,755
Segment Adjusted EBITDA (4)	194,410	52,812	39,480	8,264	22	294,988
Total assets	543,175	88,745	136,515	262,278	(73)	1,030,640
Capital expenditures (5)	141,843	11,303	19,986	3,350	—	176,482

Operating segment results for the year ended December 31, 2007 were as follows:

Total revenues (2)	$662,643	$194,635	$163,351	$17,507	$(4,802)	$1,033,334
Segment Adjusted EBITDA Expense (3)	429,563	145,759	116,037	19,112	(4,802)	705,669
Segment Adjusted EBITDA (4)	208,658	58,937	35,478	(1,605)	—	301,468
Total assets	450,047	105,826	128,557	17,366	(73)	701,723
Capital expenditures (5)	87,118	13,313	16,024	3,135	—	119,590

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from Matrix Design, Alliance Design and MAC to our mining operations. On January 1, 2010, we will deconsolidate MAC due to amendments of FASB ASC 810 (Note 2).

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(2)	Revenues included in the Other and Corporate column are primarily attributable to Matrix Design revenues, Alliance Design revenues, Mt. Vernon transloading revenues, administrative service revenues from affiliates, MAC rock dust revenues and brokerage sales (2009 and 2007 only).
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues. We review segment adjusted EBITDA expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Year Ended December 31,
	2009	2008	2007
Segment Adjusted EBITDA Expense	$803,804	$824,755	$705,669
Outside coal purchases	(7,524)	(23,776)	(21,969)
Other income	1,247	875	1,385

Operating expenses (excluding depreciation, depletion and amortization)	$797,527	$801,854	$685,085

(4)	Segment Adjusted EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization, net income attributable to noncontrolling interest and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income and Net Income of ARLP below (in thousands):

	Year Ended December 31,
	2009	2008	2007
Consolidated Segment Adjusted EBITDA	$381,494	$294,988	$301,468
General and administrative	(41,117)	(37,176)	(34,479)
Depreciation, depletion and amortization	(117,524)	(105,278)	(85,310)
Interest expense, net	(29,798)	(18,418)	(9,952)
Income tax (expense) benefit	(708)	480	(1,669)

Net income	192,347	134,596	170,058
Net (income) loss attributable to noncontrolling interest	(190)	(420)	332

Net Income of ARLP	$192,157	$134,176	$170,390

(5)	Capital expenditures do not include acquisitions of coal reserves and other assets in the Illinois Basin of $29.8 million and $53.3 million for the years ended December 31, 2008 and 2007, respectively, separately reported in our consolidated statements of cash flows.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results in 2009 and 2008 is as follows (in thousands, except unit and per unit data):

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009 (1)
Revenues	$329,300	$303,904	$299,644	$298,183
Income from operations	80,190	48,622	44,520	48,274
Income before income taxes	73,066	41,309	37,083	41,597
Net income of ARLP	72,511	41,460	36,444	41,742
Basic and diluted net income per limited partner unit	$1.56	$0.72	$0.57	$0.70
Weighted average number of units outstanding – basic and diluted	36,638,829	36,661,029	36,661,029	36,661,029

	Quarter Ended
	March 31, 2008	June 30, 2008 (2)	September 30, 2008	December 31, 2008
Revenues	$283,588	$276,224	$285,790	$310,947
Income from operations	45,322	39,532	35,166	31,639
Income before income taxes	42,649	36,729	29,381	25,357
Net income of ARLP	43,163	36,697	29,136	25,180
Basic and diluted net income per limited partner unit (3)	$0.92	$0.68	$0.47	$0.31
Weighted average number of units outstanding – basic and diluted (3)	36,578,263	36,613,458	36,613,458	36,613,458

(1)	The comparability of our December 31, 2009 quarterly results were affected by a $6.4 million decrease in our workers’ compensation liability, excluding discount rate changes, due to the completion of our annual actuarial study, which reflected a favorable development in our disability emergence patterns and claims estimates, as well as improved visibility of our Mettiki (WV) claims experience.
(2)	The comparability of our June 30, 2008 quarterly results were affected by the following items: i) gain on sale of non-core coal reserves of $5.2 million, ii) gain of $1.9 million on settlement of claims relating to the 2005 failure of the vertical belt system at our Pattiki mine, and iii) gain of $2.8 million on settlement of claims against the third-party that provided security services at the time of the MC Mining mine fire (Note 4).
(3)	Basic and diluted EPU have been restated for the 2008 quarters due to the adoption of FASB ASC 260-10-55-102 through 55-110 and FASB ASC 260-10-55-25 (Note 12).

24. SUBSEQUENT EVENTS

Other than those events described in Notes 10, 14 and 18, there were no other subsequent events.

SCHEDULE II

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Balance At Beginning of Year	Additions Charged to Income	Deductions	Balance At End of Year
(in thousands)
2009
Allowance for doubtful accounts	$—	$—	$—	$—

2008
Allowance for doubtful accounts	$—	$—	$—	$—

2007
Allowance for doubtful accounts	$—	$—	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) was performed as of the end of the period covered by the report. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the ARLP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The ARLP Partnership’s internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our managing general partner regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that the ARLP Partnership’s assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the ARLP Partnership’s internal control over financial reporting. Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2009 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the ARLP Partnership.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2009, the ARLP Partnership’s internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Deloitte & Touche LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) in the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the Managing

General Partner and the Partners of

Alliance Resource Partners, L.P.:

We have audited the internal control over financial reporting of Alliance Resource Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Partnership and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph regarding the Partnership’s change in method of calculating earnings per unit in 2009 and retrospectively applied to the 2008 and 2007 periods.

/s/ Deloitte & Touche LLP

Tulsa, Oklahoma

February 26, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE MANAGING GENERAL PARTNER

As is commonly the case with publicly-traded limited partnerships, we are managed and operated by our managing general partner. The following table shows information for executive officers and members of the Board of Directors. Executive officers and directors are elected until death, resignation, retirement, disqualification, or removal.

Name	Age	Position With Our Managing General Partner

Joseph W. Craft III	59	President, Chief Executive Officer and Director

Brian L. Cantrell	50	Senior Vice President and Chief Financial Officer

R. Eberley Davis	52	Senior Vice President, General Counsel and Secretary

Robert G. Sachse	61	Executive Vice President

Charles R. Wesley	55	Executive Vice President and Director

Thomas M. Wynne	53	Senior Vice President and Chief Operating Officer

Michael J. Hall	65	Director and Member of Audit* and Compensation Committees

John P. Neafsey	70	Chairman of the Board and Member of Compensation and Conflicts* Committees

John H. Robinson	59	Director and Member of Audit, Compensation* and Conflicts Committees

Wilson M. Torrence	68	Director and Member of Audit, Compensation and Conflicts Committees

*	Indicates Chairman of Committee

Joseph W. Craft III has been President, Chief Executive Officer and a Director since August 1999 and has indirect majority ownership of our managing general partner. Mr. Craft also serves as President, Chief Executive Officer and Chairman of the Board of Directors of AGP, the general partner of AHGP. Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company’s General Counsel and Chief Financial Officer. He is a former Chairman of the National Coal Council, a Board and Executive Committee Member and Chairman of the Safety, Health and Human Resources Committee of the National Mining Association, a Director of American Coalition for Clean Coal Electricity, a Director of BOK Financial Corporation (NASDAQ: BOKF) since April of 2007, a member of the Board of Trustees for the University of Tulsa and a Director of the Tulsa Community Foundation. Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

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

R. Eberley Davis has been Senior Vice President, General Counsel and Secretary since February 2007. Mr. Davis also serves as Senior Vice President, General Counsel and Secretary of AGP, the general partner of AHGP. Mr. Davis has over 25 years experience in the coal and energy industries. From 2003 to February 2007, Mr. Davis practiced law in the Lexington, Kentucky office of Stoll Keenon Ogden PLLC. Prior to joining Stoll Keenon Ogden, Mr. Davis was Vice President, General Counsel and Secretary of Massey Energy Company for one year. Mr. Davis also served in various positions, including Vice President and General Counsel, for Lodestar Energy, Inc. from 1993 to 2002. Mr. Davis is an alumnus of the University of Kentucky, where he received a Bachelor of Arts degree in Economics and his Juris Doctorate degree. He also holds a Masters of Business Administration degree from the University of Kentucky. Mr. Davis is a Trustee of the Energy and Mineral Law Foundation, and a member of the American, Kentucky and Fayette County Bar Associations.

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

Charles R. Wesley has been a Director since January 2009 and Executive Vice President since March 2009. Mr. Wesley has served in a variety of capacities since joining the company in 1974, including as Senior Vice President—Operations from August 1996 through February 2009. Mr. Wesley is Chairman of the Board of Directors of the Kentucky Coal Association and also has served the industry as past President of the West Kentucky Mining Institute and National Mine Rescue Association Post 11, and as a director of the Kentucky Mining Institute. Mr. Wesley holds a Bachelor of Science degree in Mining Engineering from the University of Kentucky. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Wesley should serve as a Director include his long history of significant involvement in the coal industry, his successful leadership of the Partnership’s operations, and his knowledge and technical expertise in all aspects of producing and marketing coal.

Thomas M. Wynne has been Senior Vice President and Chief Operating Officer since March 2009. Mr. Wynne joined the company in 1981 as a mining engineer and has held a variety of positions with the company prior to his appointment in July 1998 as Vice President—Operations. Mr. Wynne has served the coal industry on the National Executive Committee for National Mine Rescue and is currently a member of the Coal Safety Committee for the National Mining Association. Mr. Wynne holds a Bachelor of Science degree in Mining Engineering from the University of Pittsburgh and a Masters of Business Administration degree from West Virginia University.

Michael J. Hall became a Director in March 2003. Mr. Hall is Chairman of the Board of Directors of Matrix Service Company (“Matrix”) (NASDAQ: MTRX). Previously, Mr. Hall served as President and Chief Executive Officer of Matrix from March 2005 until he retired in November 2006. Mr. Hall also served as Vice President—Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 to May 2004. Mr. Hall became a Director of Matrix in October 1998, and was elected Chairman of its Board in November 2006. Matrix is a company which provides general industrial construction and repair and maintenance services principally to the petroleum, petrochemical, power, bulk storage terminal, pipeline and industrial gas industries. Prior to working for Matrix, Mr. Hall was Vice President and Chief Financial Officer of Pexco Holdings, Inc., Vice President—Finance and Chief Financial Officer for Worldwide Sports & Recreation, Inc., an affiliated company of Pexco, and worked for T.D. Williamson, Inc., as Senior Vice President, Chief Financial and Administrative Officer, and Director of Operations—Europe, Africa and Middle East Region. Mr. Hall is Chairman of the Board of Directors of Integrated Electrical Services, Inc. (NASDAQ: IESC) and has served in that capacity since May 2006, and is a member of its audit, compensation and nominating/governance committees. Mr. Hall served as Chairman of the Board of Directors of American Performance Funds, was a member of its audit and nominating committees and served as independent trustee from July 1990 to May 2008. Mr. Hall holds a Bachelor of Science degree in Accounting from Boston College and a Masters of Business Administration from Stanford University. Mr. Hall is Chairman of the Audit Committee and a member of the Compensation Committee. Since March 2006, Mr. Hall has also been a Director and Chairman of the audit committee of AGP, the general partner of AHGP. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Hall should serve as a Director include his long history of service in senior corporate leadership positions, his significant knowledge of the energy industry, and his extensive expertise and experience in financial reporting matters gained from his service as Chief Financial Officer of public companies.

John P. Neafsey has served as Chairman of the Board of Directors since June 1996. Mr. Neafsey is President of JN Associates, an investment consulting firm formed in 1993. Mr. Neafsey served as President and CEO of Greenwich Capital Markets from 1990 to 1993 and a Director since its founding in 1983. Positions that Mr. Neafsey held during a 23-year career at The Sun Company include Director; Executive Vice President responsible for Canadian operations, Sun Coal Company and Helios Capital Corporation; Chief Financial Officer; and other executive and director positions with numerous subsidiary companies. He is or has been active in a number of organizations, including the following: Director and Chairman of the audit committee for The West Pharmaceutical Services Company and former Chairman and a member of the audit and compensation committees of Constar, Inc., former Chairman and member of the audit and compensation committees of NES Rentals, Inc., Trustee Emeritus and Presidential Counselor, Cornell University, and Overseer of Cornell-Weill Medical Center. Mr. Neafsey holds Bachelor and Masters of Science degrees in Engineering and a Masters of Business Administration degree from Cornell University. Mr. Neafsey is Chairman of the Conflicts Committee and a member of the Compensation Committee. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Neafsey should serve as a Director include his extensive service in senior corporate leadership positions in both the energy and financial services industries, and his technical expertise, knowledge and experience with financial markets.

John H. Robinson became a Director in December 1999. Mr. Robinson is Chairman of Hamilton Ventures, LLC. From 2003 to 2004, he was Chairman of EPC Global, Ltd., an engineering staffing company. From 2000 to 2002, he was Executive Director of Amey plc, a British business process outsourcing company. Mr. Robinson served as Vice Chairman of Black & Veatch, Inc. from 1998 to 2000. He began his career at Black & Veatch in 1973 and was a General Partner and Managing Partner prior to becoming Vice Chairman when the firm incorporated. Mr. Robinson is a Director of Coeur d’Alene Mining Corporation and a member of its audit and compensation committees, and he is a Director of the Federal Home Loan Bank of Des Moines, also serving on its audit and compensation committees. Mr. Robinson is also a Director of Comark Building Systems, Inc. and Olsson Associates. He holds Bachelor and Masters of Science degrees in Engineering from the University of Kansas and is a graduate of the Owner-President-Management Program at the Harvard Business School. He is Chairman of the Compensation Committee and a member of the Audit and Conflicts Committees. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Robinson should serve as a Director include his significant experience in the engineering and consulting industries, his extensive service in senior corporate leadership positions in both industries and his familiarity with financial matters.

Wilson M. Torrence became a Director in January 2007. Mr. Torrence retired from Fluor Corporation in 2006 as a Senior Vice President of Project Development and Investments and since that time has performed investment and business consulting services for clients in the energy related businesses. Mr. Torrence was employed at Fluor from 1989 to 2006 where, among other roles, he was responsible for the global Project Development, Investment and Structured Finance Group and served as Chairman of Fluor’s Investment Committee. In that position, Mr. Torrence had executive responsibility for Fluor’s global activities in developing and arranging third-party financing for some of Fluor’s clients’ construction projects. Prior to joining Fluor in 1989, Mr. Torrence was President and CEO of Combustion Engineering Corporation’s Waste to Energy Division and, during that time, also served as Chairman of the Institute of Resource Recovery, a Washington-based industry advocacy organization. Mr. Torrence began his career at Mobil Oil Corporation, where he held several executive positions, including Assistant Treasurer of Mobil’s International Marketing and Refining Division and Chief Financial Officer of Mobil Land Development Company. More recently, from October 2006 to March 2007, Mr. Torrence served as Chief Financial Officer and as a Director of Cleantech America, LLC, a private company involved in development of central station solar generating plants. Mr. Torrence holds Bachelor and Masters degrees in Business Administration from Virginia Tech University. Mr. Torrence is a member of the Audit, Compensation and Conflicts Committees. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Torrence should serve as a Director include his extensive experience in the construction and energy businesses, his senior corporate finance-related and other leadership positions and his participation in numerous financing transactions.

Board of Directors

The leadership structure of our Board of Directors has been consistent since the Partnership’s inception. Our President and Chief Executive Officer is a member of our Board of Directors but is not its Chairman, and our Chairman is an independent Director. We believe this structure is appropriate for the Partnership because it allows for leadership of the Board of Directors that is independent of management, enhancing the effectiveness of the Board of Directors’ oversight.

Our Board of Directors generally administers its risk oversight function through the board as a whole. Our President and Chief Executive Officer, who reports to the Board of Directors, and the other executives named above, who report to our President and Chief Executive Officer, have day-to-day risk management responsibilities. Each of these executives attends the meetings of our Board of Directors, where the Board of Directors routinely receives reports on our financial results, the status of our the operations and our safety performance, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management. In addition, management provides a monthly report of the Partnership’s financial and operational performance to each member of the Board of Directors, which often prompts questions or feedback from the Board of Directors. The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from the Partnership’s internal auditor, who reports directly to the Audit Committee, and reviews the Partnership’s contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors.

The Board of Directors has selected as director nominees individuals with experience, skills and qualifications relevant to the business of the Partnership, such as experience in energy or related industries or with financial markets, expertise in mining, engineering or finance, and a history of service in senior leadership positions. The Board of Directors has not established a formal process for identifying director nominees, nor does it have a formal policy regarding consideration of diversity in identifying director nominees, but has endeavored to assemble a diverse group of individuals with the qualities and attributes required to provide effective oversight of the Partnership.

Audit Committee

The Audit Committee comprises three non-employee members of the Board of Directors (currently, Mr. Hall, Mr. Robinson and Mr. Torrence). After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with us that might affect their independence, the Board of Directors has determined that all current Audit Committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, all current Audit Committee members are “independent” as that concept is defined in the applicable rules of NASDAQ Stock Market, LLC, all current Audit Committee members are financially literate, and Mr. Hall qualifies as an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2009. The Audit Committee’s activities included, but were not limited to, (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2009, (d) performing a self-assessment of the committee itself, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor. Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter. The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2009 none of our officers and directors were delinquent with respect to any of the filing requirements under Rule 16(a).

Reimbursement of Expenses of our Managing General Partner and its Affiliates

Our managing general partner does not receive any management fee or other compensation in connection with its management of us. Our managing general partner is reimbursed by us for all expenses incurred on our behalf. Please see “Item 13.—Certain Relationships and Related Transactions, and Director Independence—Administrative Services.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee oversees the compensation of our managing general partner’s executive officers, including the President and Chief Executive Officer, our principal executive officer, the Senior Vice President and Chief Financial Officer, our principal financial officer, and the three most highly compensated executive officers in 2009, each of whom is named in the Summary Compensation Table (collectively, the “Named Executive Officers”). The Named Executive Officers are employees of our operating subsidiary, Alliance Coal. Certain of our Named Executive Officers devote a portion of their time to the business of one or more related parties and, to the extent they do so, Alliance Coal is reimbursed for such services by those related parties pursuant to an administrative services agreement. Please see “Item 13.—Certain Relationships and Related Transactions, and Director Independence—Administrative Services.” We do not have employment agreements with any of our Named Executive Officers.

Compensation Objectives and Philosophy

The compensation of our Named Executive Officers is designed to achieve two key objectives: (i) provide a competitive compensation opportunity to allow us to recruit and retain key management talent, and (ii) motivate and reward the executive officers for creating sustainable, capital-efficient growth in available cash to maximize our distributions to our unitholders. In making decisions regarding executive compensation, the Compensation Committee reviews current compensation levels of other companies in the coal industry and other peers, considers our President and Chief Executive Officer’s assessment of each of the other executives, and uses its discretion to determine an appropriate total compensation package of base salary and short-term and long-term incentives. The Compensation Committee intends for each executive officer’s total compensation to be competitive in the market place and to effectively motivate the individual. Based upon its review of our overall executive compensation program, the Compensation Committee believes the program is appropriately applied to our managing general partner’s executive officers and is necessary to attract and retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance unitholder value. Moreover, the Compensation Committee believes the total compensation opportunities provided to our managing general partner’s executive officers create alignment with our long-term interests and those of our unitholders. As a result, we do not maintain unit ownership requirements for our Named Executive Officers.

Setting Executive Compensation

Role of the Compensation Committee

The Compensation Committee discharges the Board of Directors’ responsibilities relating to our managing general partner’s executive compensation program. The Compensation Committee oversees our compensation and benefit plans and policies, administers our incentive bonus and equity participation plans, and reviews and approves annually all compensation decisions relating to our Named Executive Officers. The Compensation Committee is empowered by the Board of Directors and by the Compensation Committee’s charter to make all decisions regarding compensation for the Named Executive Officers without ratification or other action by the Board of Directors. The Compensation Committee has authority to secure services for executive compensation matters, legal advice, or other expert services, both from within and outside the company. While the Compensation Committee is empowered to delegate all or a portion of its duties to a subcommittee, it has not done so.

The Compensation Committee is composed of all of our directors who have been determined to be “independent” by the Board of Directors in accordance with applicable NASDAQ Stock Market, LLC and SEC regulations, presently Messrs. Robinson, Hall, Neafsey and Torrence.

Role of Executive Officers

Each year, the President and Chief Executive Officer submits recommendations to the Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to Named Executive Officers, excluding himself. The President and Chief Executive Officer bases his recommendations on his assessment of the executive’s performance, experience, demonstrated leadership, job knowledge and management skills. Historically, and in 2009, the Compensation Committee and the President and Chief Executive Officer have been substantially aligned on decisions regarding compensation of the Named Executive Officers. As executive officers are promoted or hired during the year, the President and Chief Executive Officer makes compensation recommendations to the Compensation Committee and works closely with the Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the Compensation Committee. At the direction of the Compensation Committee, the President and Chief Executive Officer and the Senior Vice President, General Counsel and Secretary attend certain meetings and work sessions of the Compensation Committee.

Role of Compensation Consultants

The Compensation Committee engaged Mercer (US) Inc. (“Mercer”) as an outside compensation consultant to assist it in collecting and analyzing peer group compensation information and in assessing the competitiveness of our compensation program in 2009. Mercer took instructions from and reported to the Chairman of the Compensation Committee. Mercer reviewed published survey data and peer group proxy information, and provided a comparative analysis of competitive practices regarding base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.

Mercer analyzed multiple survey sources published by Mercer and Watson Wyatt to collect compensation data for companies of similar size based on annual revenue. Mercer’s peer group proxy analysis included Peabody Energy Corp, CONSOL Energy Inc., Arch Coal, Inc., Massey Energy Company, Alpha Natural Resources Inc., Foundation Coal Holdings Inc., Patriot Coal Corp., International Coal Group Inc., James River Coal Company and Westmoreland Coal Company. This peer group was selected by Mercer and approved by the Compensation Committee. Mercer did not provide any non-executive compensation services for the Partnership during 2009.

Use of Peer Group Comparisons and Survey Data

The Compensation Committee believes that it is important to review and compare our performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually. In setting executive compensation in 2009, the Compensation Committee reviewed the compensation information compiled by Mercer. The Compensation Committee uses the peer group and survey data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers. The Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

Consideration of Equity Ownership

Mr. Craft, the President and Chief Executive Officer, is evaluated and treated differently with respect to compensation than our other Named Executive Officers. Mr. Craft and his related entities own significant equity positions in AHGP, which owns MGP, the IDR in ARLP and, as of December 31, 2009, 42.4% of ARLP’s outstanding common units. Because of these ownership positions, the interests of Mr. Craft are directly aligned with those of our unitholders. Mr. Craft has not received an increase in base salary since 2002 and has not received a bonus under our short-term incentive plan (“STIP”) or LTIP award since 2005.

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

Each of our Named Executive Officers also receives supplemental retirement benefits through the SERP. In addition, all executive officers are entitled to customary benefits available to all of our employees, including group medical, dental, and life insurance and participation in our profit sharing and savings plan (“PSSP”). Our PSSP is a defined contribution plan and includes an employer matching contribution of 75% on the first 3% of eligible compensation (as defined by the IRS) contributed by the employee, an employer non-matching contribution of 0.75% of eligible compensation, and an employer supplemental contribution of 5% of eligible compensation.

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

The performance target historically has been EBITDA-derived, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of the core mining business. (EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.) The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target, and it increases in relationship to our adjusted EBITDA exceeding the minimum threshold. The Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion. In 2009, the Compensation Committee approved a minimum financial performance target of $336.6 million in EBITDA from current operations, normalized by excluding any charges for unit-based compensation expense, and we exceeded the minimum target. In addition, the Compensation Committee increased the size of the pay-out pool to reflect the Partnership’s record financial performance in the extremely difficult economic and market environment of 2009, as well as the Partnership’s improved performance relative to its coal-industry peers.

Payments to individual Executive Officers each year are determined by and in the discretion of the Compensation Committee. As it does when reviewing base salaries, in determining individual payments the Compensation Committee considers its assessment of the individual’s performance, comparative compensation data of companies in our peer group and the recommendation of the

President and Chief Executive Officer. The compensation expense associated with STIP awards is recognized in the year earned, with the cash awards payable in the first quarter of the following calendar year. Termination of employment of an executive officer for any reason prior to payment of a cash award will result in forfeiture of any right to the award, unless and to the extent waived by the Compensation Committee in its discretion.

The performance measure for the STIP in 2010 will be EBITDA for current operations, excluding charges for unit-based compensation and affiliate contributions, if any. As discussed above, the Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out. The Compensation Committee believes that the STIP performance criteria for 2010 will be reasonably difficult to achieve and therefore support our key compensation objectives discussed above.

Equity Awards under the LTIP

Equity compensation pursuant to the LTIP is a key component of our executive compensation program. Our LTIP is sponsored by Alliance Coal. Under the LTIP, grants may be made of either (a) restricted units or (b) options to purchase common units, although to date, no grants of options have been made. The Compensation Committee has authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period. Annual grant levels for designated participants (including the Named Executive Officers) are recommended by our managing general partner’s President and Chief Executive Officer, subject to review and approval by the Compensation Committee. Grant levels are intended to support the objectives of the comprehensive compensation package described above. The LTIP grants provide the Named Executive Officers with the opportunity to achieve a meaningful ownership stake in the Partnership, thereby assuring that their interests are aligned with our success. There is no formula for determining the size of awards to any individual recipient and, as it does when reviewing base salaries and individual STIP payments, the Compensation Committee considers its assessment of the individual’s performance, compensation levels at peer companies in the coal industry and the recommendation of the President and Chief Executive Officer. Amounts realized from prior grants, including amounts realized due to changes in the value of our common units, are not considered in setting grant levels or other compensation for Named Executive Officers.

Restricted units granted under the LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided we achieve an aggregate performance target for that period. The performance target is based on a normalized EBITDA measure, with that measure typically being the same as the STIP measure for the year of the grant. The target, however, requires achieving an aggregate performance level for the three-year period compared to aggregate budgeted performance for that period. Historically, we have issued grants under the LTIP at the beginning of each year, with the exceptions of new employees who begin employment with us at some other time and job promotions that may occur at some other time. In 2008, we also issued grants in October in lieu of issuing grants at the beginning of 2009. The compensation expense associated with LTIP grants is recognized over the vesting period in accordance with FASB ASC 718, Compensation – Stock Compensation (SFAS No. 123R).

Our managing general partner’s policy is to grant restricted common units pursuant to the LTIP to serve as a means of incentive compensation for performance. Therefore, no consideration will be payable by the plan participants upon receipt of the common units. Common units to be delivered upon the vesting of restricted units or to be issued upon exercise of a unit option will be acquired by us in the open market at a price equal to the then prevailing price, or will be units already owned or newly issued by us, or any combination of the foregoing. If we issue new common units upon payment of the restricted units or unit options instead of purchasing them, the total number of common units outstanding will increase.

The most recent grants under the LTIP, made February 1, 2010, will cliff vest on January 1, 2013 provided we achieve a target level of aggregate EBITDA for current operations, excluding charges for unit-based compensation, if any, for the period January 1, 2010 through December 31, 2012. The LTIP provides the Compensation Committee with discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant. The Compensation Committee believes the conditions for vesting of all outstanding awards under the LTIP will be reasonably difficult to satisfy and therefore support our key compensation objectives discussed above.

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

Effect of a Change in Control. Upon a change in control as defined in the LTIP, all awards of restricted units and options under the LTIP shall automatically vest and become payable or exercisable, as the case may be, in full. In this regard, all restricted periods shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. The LTIP defines a change in control as one of the following: (1) any sale, lease, exchange or other transfer of all or substantially all of our assets or our managing general partner’s assets to any person; (2) the consolidation or merger of our managing general partner with or into another person pursuant to a transaction in which the outstanding voting interests of our managing general partner is changed into or exchanged for cash, securities or other property, other than any such transaction where (a) the outstanding voting interests of our managing general partner are changed into or exchanged for voting stock or interests of the surviving corporation or its parent and (b) the holders of the voting interests of our managing general partner immediately prior to such transaction own, directly or indirectly, not less than a majority of the voting stock or interests of the surviving corporation or its parent immediately after such transaction; or (3) a person or group being or becoming the beneficial owner of more than 50% of all voting interests of our managing general partner then outstanding.

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

Supplemental Executive Retirement Plan

We maintain the SERP to help attract and motivate key employees, including the Named Executive Officers. The SERP is sponsored by Alliance Coal. Participation in the SERP aligns the interest of each Named Executive Officer with the interests of our unitholders because all allocations made to participants under the SERP are made in the form of notional common units of ARLP, defined in the SERP as “phantom” units. The Compensation Committee approves the SERP participants and their percentage allocations, and can amend or terminate the plan at any time.

Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to his or her percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant’s termination or death in cash equal to then current fair market value of the phantom units credited to the participant’s notional account under the SERP. The fair market value of a phantom unit is the average closing price of ARLP’s common units for the ten trading days immediately preceding the applicable allocation or distribution date.

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

This allocation for the year in which an executive officer’s termination occurs shall equal the executive officer’s eligible compensation for such year (including any severance amount, if applicable) multiplied by his percentage allocation under the SERP, reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year.

Trading in Derivatives

It is our managing general partner’s policy that directors and all officers, including the Named Executive Officers, may not purchase or sell options on ARLP’s common units.

Compensation Committee Report

The Compensation Committee has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Summary Compensation Table for 2009

Name and Principal Position	Year	Salary (2)	Bonus (3)		Unit Awards (4)		Option Awards (1)		Non-Equity Incentive Plan Compensation (5)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)		All Other Compensation (6)	Total
Joseph W. Craft III, President, Chief Executive Officer and Director	2009 2008 2007	$341,267 334,828 334,828	$	— — —	$	— — —	$	— — —	$	— — —	$	— — —	$197,634 163,909 139,989	$538,901 498,737 474,817

Brian L. Cantrell, Senior Vice President - Chief Financial Officer	2009 2008 2007	233,873 218,619 210,000		— — —		— 409,482 206,712		— — —		175,000 170,000 100,000		— — —	40,724 33,848 30,218	449,597 831,949 546,930

R. Eberley Davis Senior Vice President, General Counsel and Secretary	2009 2008 2007	254,442 236,369 194,616		70,000 70,000 —		— 409,482 206,712		— — —		185,000 180,000 95,000		— — —	56,906 46,510 21,703	566,348 942,361 518,031

Robert G. Sachse, Executive Vice President-Marketing	2009 2008 2007	280,148 261,971 250,000		— — 185,000		— 409,482 206,712		— —		220,000 190,000 110,000		— — —	75,349 52,412 65,816	575,497 913,865 817,528

Thomas M. Wynne, Senior Vice President and Chief Operating Officer	2009 2008 2007	264,807 197,992 176,854		— — —		175,988 — 131,868		— —		200,000 155,000 107,500		— — —	54,387 30,417 26,108	695,182 383,409 442,330

(1)	Column is not applicable.
(2)	Certain of our Named Executive Officers devote a portion of their time to the business of one or more related parties and, to the extent they do so, the base salary of those executive officers is reimbursed to Alliance Coal by those related parties pursuant to an administrative services agreement. Please see “Item 1. Business—Employees—Administrative Services Agreement.” In 2009, the percentage of base salary reimbursed to Alliance Coal was 5% for Mr. Craft, 6% for Mr. Cantrell, 8.5% for Mr. Davis and 1% for Mr. Sachse. In 2008, the percentage of base salary reimbursed to Alliance Coal was 5% for Mr. Craft, 12% for Mr. Cantrell, 14% for Mr. Davis, and 1% for Mr. Sachse. In 2007, the percentage of base salary reimbursed to Alliance Coal was 5% for Mr. Craft, 15% for Mr. Cantrell, 14% for Mr. Davis and 5% for Mr. Sachse.
(3)	Amounts represent a retention bonus paid to Mr. Davis in 2009 and 2008 and Mr. Sachse in 2007.
(4)	The Unit Awards represent the aggregate grant date fair value of equity awards granted to each Named Executive Officer in the respective year. Please see “Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the LTIP.” Messrs. Cantrell, Davis and Sachse received awards in January 2008 and October 2008. The Compensation Committee approved the awards in October 2008 in lieu of making awards in January 2009. The October 2008 awards increased the 2008 Unit Awards total for each of Messrs. Cantrell, Davis and Sachse by $199,928, based on the grant date fair value.
(5)	Amounts represent the STIP bonus earned for the respective year. STIP payments are made in the first quarter of the year following the year in which they are earned. Other than this bonus, there were no other applicable bonuses earned or deferred associated with year 2009. Please see “Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Incentive Bonus Awards.”

(6)	For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000. A reconciliation of the amounts shown is as follows:

	Year	SERP	Profit Sharing Plan Employer Contribution	Perquisites (a)	Total
Joseph W. Craft	2009	$178,034	$19,600	$—	$197,634
	2008	145,627	18,282	—	163,909
	2007	121,989	18,000	—	139,989

Brian L. Cantrell	2009	22,014	18,710	—	40,724
	2008	18,064	15,784	—	33,848
	2007	14,963	15,255	—	30,218

R. Eberley Davis	2009	37,306	19,600	—	56,906
	2008	29,208	17,302	—	46,510
	2007	8,124	13,579	—	21,703

Robert G. Sachse	2009	41,854	19,600	13,895	75,349
	2008	34,012	18,400	—	52,412
	2007	36,343	18,000	11,473	65,816

Thomas M. Wynne	2009	22,582	19,600	12,205	54,387
	2008	16,810	13,607	—	30,417
	2007	12,737	13,371	—	26,108

a)	For Mr. Sachse, the 2009 amount includes perquisites and other personal benefits totaling $13,895, comprising club dues of $8,150 and tax preparation fees of $5,745. For Mr. Sachse, the 2007 amount includes perquisites and other personal benefits totaling $11,473, comprising club dues of $7,473 and tax preparation fees of $4,000. For Mr. Wynne, the 2009 amount includes perquisites and other personal benefits totaling $12,205, all of which were tax preparation fees.

Grants of Plan-Based Awards Table for 2009

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (3)	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Options Awards (1)	Grant Date Fair Value of Unit Awards (5)
Name	Grant Date	Approved Date	Threshold (1)	Target (1)	Maximum (1)	Threshold (4)	Target (2)	Maximum (4)
Joseph W. Craft, III	February 13, 2009	(6)					—		1,161			$36,920
	May 15, 2009	(6)					—		1,070			37,600
	August 14, 2009	(6)					—		1,110			39,239
	November 13, 2009	(6)					—		1,093			42,070
	December 31, 2009	January 26, 2010					—		512			22,205

							—		4,946			178,034

Brian L. Cantrell	February 13, 2009	(6)					—		46			1,463
	May 15, 2009	(6)					—		43			1,511
	August 14, 2009	(6)					—		44			1,555
	November 13, 2009	(6)					—		43			1,655
	December 31, 2009	January 26, 2010					—		365			15,830

							—		541			22,014

R. Eberley Davis	February 13, 2009	(6)					—		30			954
	May 15, 2009	(6)					—		28			984
	August 14, 2009	(6)					—		29			1,025
	November 13, 2009	(6)					—		28			1,078
	December 31, 2009	January 26, 2010					—		767			33,265

							—		882			37,306

Robert G. Sachse	February 13, 2009	(6)					—		51			1,622
	May 15, 2009	(6)					—		47			1,652
	August 14, 2009	(6)					—		49			1,732
	November 13, 2009	(6)					—		48			1,848
	December 31, 2009	January 26, 2010					—		807			35,000

							—		1,002			41,854

Thomas M. Wynne	February 13, 2009	(6)					—		68			2,162
	March 2, 2009	February 24, 2009					7,125		—			175,988
	May 15, 2009	(6)					—		63			2,214
	August 14, 2009	(6)					—		65			2,298
	November 13, 2009	(6)					—		64			2,463
	December 31, 2009	January 26, 2010					—		310			13,445

							7,125		570			198,570

(1)	Column not applicable.
(2)	These awards are grants of restricted units pursuant to our LTIP. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP.” Messrs. Cantrell, Davis and Sachse received awards in January 2008 and October 2008. The Compensation Committee approved the awards in October 2008 in lieu of making awards in January 2009.
(3)	These awards are phantom units added to the participant’s SERP notional account balance. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan.”

(4)	Grants of restricted units under our LTIP are not subject to minimum thresholds, targets or maximum payout conditions. However, the vesting of these grants is subject to meeting certain financial tests. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP.”
(5)	We calculated the fair value of LTIP awards using a value of $24.70 per unit for the March 2, 2009 grants, the unit price applicable for 2009 grants. We calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted. Phantom units granted under the SERP vest on the date granted.
(6)	In accordance with the provisions of the SERP, a participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions when ARLP pays a distribution, which is added to the account balance in the form of phantom units. These contributions are in accordance with the SERP plan document, which has been approved by the Compensation Committee. Therefore, these contributions are not separately approved by the Compensation Committee.

Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table

Annual Cash Incentive Bonus Awards

Under the STIP, our Named Executive Officers are eligible for cash awards for our achieving an annual financial performance target. The annual performance target is recommended by the President and Chief Executive Officer of our managing general partner and approved by the Compensation Committee, typically in January of each year. The performance target historically has been EBITDA-derived, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of the core mining business. (EBITDA is calculated as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.) The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target. The cash available generally increases in relationship to our adjusted EBITDA exceeding the minimum financial performance target and is subject to adjustment by the Compensation Committee in its discretion. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Incentive Bonus Awards.”

Long-Term Incentive Plan

Under the LTIP, grants may be made of either (a) restricted units or (b) options to purchase common units, although to date, no grants of options have been made. Annual grant levels for designated participants (including the Named Executive Officers) are recommended by our managing general partner’s President and Chief Executive Officer, subject to the review and approval of the Compensation Committee. Restricted units granted under the LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided we achieve an aggregate performance target for that period. The performance target is based on a normalized EBITDA measure, with that measure typically being the same as the STIP measure for the year of the grant. The target, however, requires achieving an aggregate performance level for the three-year period compared to aggregate budgeted performance for the period. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP.”

Supplemental Executive Retirement Plan

Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to his or her percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant’s termination or death in cash equal to then current fair market value of the phantom units credited to the participant’s notional account under the SERP. The fair market value of a phantom unit is the average closing price of ARLP’s common units for the ten trading days immediately preceding the applicable allocation or distribution date. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan.”

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

Name	Year	Salary and Bonus ($)	Total Compensation ($)	Salary and Bonus as a % of Total Compensation
Joseph W. Craft III	2009	$341,267	$538,901	63.3%
	2008	334,828	498,737	67.1%
	2007	334,828	474,817	70.5%

Brian L. Cantrell	2009	233,873	449,597	52.0%
	2008	218,619	831,949	26.3%
	2007	210,000	546,930	38.4%

R. Eberley Davis	2009	324,442	566,348	57.3%
	2008	306,369	942,361	32.5%
	2007	194,616	518,031	37.6%

Robert G. Sachse	2009	280,148	575,497	48.7%
	2008	261,971	913,865	28.7%
	2007	435,000	817,528	53.2%

Thomas M. Wynne	2009	264,807	695,182	38.1%
	2008	197,992	383,409	51.6%
	2007	176,854	442,330	40.0%

Outstanding Equity Awards at Fiscal Year-End 2009 Table

Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexerciseable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price (1)	Option Expiration Date (1)	Market Value of Units That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested (3)
Joseph W. Craft III							—	$—

Brian L. Cantrell							18,725	812,103

R. Eberley Davis							18,725	812,103

Robert G. Sachse							18,725	812,103

Thomas M. Wynne							10,825	469,480

(1)	Column is not applicable.
(2)	Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2009. Subject to our achieving financial performance targets, the units vested, or will vest, as follows: For Messrs. Cantrell, Davis and Sachse, 5,800 units on January 1, 2010, 5,800 units on January 1, 2011, and 7,125 units on January 1, 2012; and for Mr. Wynne, 3,700 units on January 1, 2010 and 7,125 units on January 1, 2012. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP.”

(3)	Stated values are based on $43.37 per unit, the closing price of our common units on December 31, 2009, the final market trading day of 2009.

Option Exercises and Unit Vested Table for 2009

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (1)	Value Realized on Exercise (1)	Number of Units Acquired on Vesting (2)	Value Realized on Vesting (2)
Joseph W. Craft III			—	$—

Brian L. Cantrell			4,300	122,765

R. Eberley Davis			—	—

Robert G. Sachse			4,400	125,620

Thomas M. Wynne			4,400	125,620

(1)	Column is not applicable.
(2)	Amounts represent the number and value of restricted units granted under the LTIP that vested in 2009. All of these units vested on January 1, 2009 and are valued at $28.55 per unit, the closing price on January 2, 2009, the first market trading date of 2009. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP.”

Pension Benefits Table for 2009

Name	Plan Name	Year	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year
Joseph W. Craft III	SERP	2009		$2,436,440	$ —

Brian L. Cantrell	SERP	2009		105,432	—

R. Eberley Davis	SERP	2009		89,646	—

Robert G. Sachse	SERP	2009		132,842	—

Thomas M. Wynne	SERP	2009		152,142	—

(1)	Column not applicable because no provision of the SERP is affected by years of service.
(2)	Amounts represent the participant’s cumulative notional account balance of phantom units valued at $43.37, the closing price of our common units on December 31, 2009, the final market trading day of 2009. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan.”

Narrative Discussion Relating to the Pension Benefits Table for 2009

Supplemental Executive Retirement Plan

Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to their percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year. A participant’s cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant’s termination or death in cash equal to then current fair market value of the phantom units credited to the participant’s notional account under the SERP. The fair market value of a phantom unit is the average closing price of our common units for the ten trading days immediately preceding the applicable allocation or distribution date. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan.”

Potential Payments Upon a Termination or Change of Control

Each of the Named Executive Officers is eligible to receive accelerated vesting and payment under the LTIP and SERP upon certain terminations of employment or upon our change in control. For a discussion of what constitutes a change in control under the LTIP and the SERP, please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards Under the LTIP” and “—Supplemental Executive Retirement Plan” above. The amounts each of the Named Executive Officers could receive under the SERP have been previously disclosed in “Item 11. Pension Benefits Table for 2009” and the amounts each of the Named Executive Officers could receive under the LTIP have been previously disclosed in “Item 11. Outstanding Equity Awards at Fiscal Year-End 2009 Table”, in each case assuming the triggering event occurred on December 31, 2009. The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

Director Compensation

The compensation of the directors of our managing general partner, MGP, is set by the Board of Directors upon recommendation of the Compensation Committee. Mr. Craft and Mr. Wesley, our only employee directors, receive no director compensation. The directors of MGP devote 100% of their time as directors of MGP to the business of the ARLP Partnership.

Director Compensation Table for 2009

Name	Fees earned or Paid in Cash ($)	Unit Awards ($) (3)(5)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(4)	Total ($)
Merribel S. Ayres (2)	$22,500	$15,342	$—	$—	$—	$—	$37,842
Michael J. Hall	75,000	17,604	—	—	—	5,000	97,604
John P. Neafsey	—	188,508	—	—	—	5,000	193,508
John H. Robinson	80,500	69,682	—	—	—	2,500	152,682
Wilson M. Torrence	—	158,314	—	—	—	—	158,314

(1)	Column is not applicable.
(2)	Merribel Ayres resigned from the Board of Directors effective January 13, 2009.
(3)	Amounts represent the grant date fair value of equity awards in 2009 related to deferrals of annual retainer and automatically deferred compensation. Please see Narrative to Director Compensation Table, below.
(4)	Messrs. Hall, Neafsey and Robinson’s Other Compensation includes $5,000, $5,000 and $2,500, respectively, in matching charitable contributions made by us. We match individual contributions of $25 or more to educational institutions and not-for-profit organizations on a one-to-one basis up to $5,000 per individual, per calendar year.

(5)	At December 31, 2009, each director had the following number of “phantom” ARLP common units credited to his or her notional account under the deferred compensation plan:

Name	Directors Deferred Compensation Plan (in Units)
Merribel S. Ayres	1,074
Michael J. Hall	972
John P. Neafsey	16,387
John H. Robinson	2,207
Wilson M. Torrence	9,108

Narrative to Directors Compensation Table

Our directors’ compensation includes an annual cash retainer paid quarterly in advance on a pro rata basis (the “Annual Retainer”). The Annual Retainer for calendar year 2009 was $115,000. Directors have the option to defer all or part of the Annual Retainer pursuant to the MGP’s Amended and Restated Deferred Compensation Plan for Directors (the “Deferred Compensation Plan”) by completing an election form prior to the beginning of each calendar year. Messrs. Neafsey and Torrence each elected to defer his annual retainer in 2009 and Mr. Robinson elected to defer part of his. In addition to the Annual Retainer, in 2009 Directors received equity-based compensation that was automatically deferred under the Deferred Compensation Plan. The equity-based compensation in 2009 was $20,000 for each director other than Mr. Hall, with an additional $10,000 for the Chairman of the Board and each Committee chairman, other than Mr. Hall (without duplication), and was credited quarterly in advance on a pro rata basis. At Mr. Hall’s request, his compensation in 2009 remained the same as 2008, comprising Annual Retainer of $75,000 and equity-based compensation of $15,000. Mr. Hall, who is chairman of our Audit Committee, is also a director and chairman of the audit committee of AGP, the general partner of AHGP, and received like compensation for his service in those roles.

Pursuant to the Deferred Compensation Plan, for both deferred amounts of Annual Retainer and automatic deferrals of equity-based compensation, a notional account is established and credited with notional common units of ARLP, described in the plan as “phantom” units. The number of phantom units credited is determined by dividing the amount deferred by the average closing unit price for the ten trading days immediately preceding the deferral date. When quarterly cash distributions are made with respect to ARLP common units, an amount equal to such quarterly distribution is credited to the notional account as additional phantom units. Accounts under the Deferred Compensation Plan will be paid in cash equal to the number of phantom units then credited to the director’s account multiplied by the average closing unit price for the ten trading days immediately preceding the payment date.

The Deferred Compensation Plan was amended effective October 28, 2008 to provide that, for plan years beginning on or after January 1, 2009, directors may elect to receive payment of the account resulting from deferrals during that plan year either (a) on the January 1 on or next following his or her separation from service as a director or (b) on the earlier of a specified January 1 or the January 1 on or next following his or her separation from service. The payment election must be made prior to each plan year; if no election is made, the account will be paid on the January 1 on or next following the Director’s separation from service. In addition, provision was made for a special, one-time election with respect to all pre-2009 plan year account balances. For those accounts, directors were permitted to elect, on or before December 31, 2008, to receive payment of all or part of the balances either (a) on the January 1 on or next following his or her separation from service as a director, or (b) on the earlier of a specified January 1 or the January 1 on or next following his or her separation from service, or (c) in up to 10 annual installments beginning January 1, 2009 (with any unpaid balance paid upon separation from service). Mr. Robinson elected to receive his account balance, and Mr. Neafsey elected to receive one-half of his account balance, on January 1, 2009.

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

The following table sets forth certain information as of February 16, 2010, regarding the beneficial ownership of common units held by (a) each director of our managing general partner, (b) each executive officer of our managing general partner identified in the Summary Compensation Table included in “Item 11. Executive Compensation” above, (c) all such directors and executive officers as a group, and (d) each person known by our managing general partner to be the beneficial owner of 5% or more of our common units. Our managing general partner is owned by AHGP (which is reflected as a 5% common unitholder in the table below), and approximately 80% of the equity of AHGP is owned by members of management and certain former members of management. Our special general partner is a wholly-owned subsidiary of ARH, which is indirectly wholly-owned by Mr. Craft. The address of each of AHGP, ARH, our managing general partner, our special general partner, and unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119. Unless otherwise indicated in the footnotes to the table below, the common units reflected as being beneficially owned by our managing general partner’s directors and named executive officers are held directly by such directors and officers. The percentage of common units beneficially owned is based on 36,716,855 common units outstanding as of February 16, 2010.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)	15,902,620	43.31%
Michael J. Hall	29,951	*
John P. Neafsey	46,620	*
John H. Robinson	13,300	*
Wilson M. Torrence	2,696	*
Charles R. Wesley III	111,836	*
Brian L. Cantrell (2)	20,843	*
R. Eberley Davis	3,671	*
Robert G. Sachse	22,096	*
Thomas M. Wynne	21,455	*
All directors and executive officers as a group (10 persons)	16,175,088	44.05%
5% Common Unit Holders
Alliance Holdings GP, L.P. (3)	15,544,169	42.34%

*	Less than one percent.

(1)	Mr. Craft’s common units consist of (i) 357,451 common units held directly by him, (ii) 1,000 common units held by his son, and (iii) 15,544,169 common units held by AHGP. Mr. Craft is a director, and through his ownership of C-Holdings, LLC, the sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP. AHGP owns approximately 42.3% of our common units as of February 16, 2010. Mr. Craft disclaims beneficial ownership of the common units held by AHGP except to the extent of his pecuniary interest therein.
(2)	Of the common units referenced above, 14,170 common units are subject to a pledge granted by Mr. Cantrell in favor of Wachovia Bank, N.A. as lender under a Loan Agreement, dated as of July 9, 2008.
(3)	See footnote (1) above and the paragraph preceding the above table for explanation of the relationship between AHGP, Mr. Craft and us.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2009	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2009
Equity compensation plans approved by unitholders:
Long-Term Incentive Plan	332,845	N/A	2,398,295	(1)

(1)	On October 23, 2009, the LTIP was amended to increase the number of common units available for issuance from 1.2 million to 3.6 million.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of December 31, 2009, AHGP owned 15,544,169 common units representing 42.4% of our common units and our IDR. In addition, our general partners own, on a combined basis, an aggregate 2% general partner interest in us, the Intermediate Partnership and the subsidiaries. Our managing general partner’s ability, as managing general partner, to control us together with AHGP’s ownership of 42.4% of our common units, effectively gives our general partners the ability to veto some of our actions and to control our management.

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

Transactions Between Us, SGP, SGP Land, ARH, ARH II and AHGP

The Board of Directors and its Conflicts Committee review each of our related-party transactions to determine that each such transaction reflects market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

Administrative Services

In connection with AHGP’s IPO in 2006, ARLP entered into an Administrative Services Agreement with our managing general partner, our Intermediate Partnership, AHGP and its general partner AGP, and ARH II. Under the Administrative Services Agreement, certain employees, including some executive officers, provide administrative services for AHGP, AGP and ARH II and their respective affiliates. We are reimbursed for services rendered by our employees on behalf of these entities as provided under the Administrative Services Agreement. We billed and recognized administrative service revenue under this agreement for the year ended December 31, 2009 of $0.4 million from AHGP and $0.5 million from ARH II. Concurrently in 2006, AHGP and AGP joined as parties to our Omnibus Agreement, discussed below, which addresses areas of non-competition between us and ARH, ARH II, SGP and our managing general partner.

Our partnership agreement provides that our managing general partner and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, management’s salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers’ compensation management, legal and information technology services. Our managing general partner may determine in its sole discretion the expenses that are allocable to us. Total costs billed to us by our managing general partner and its affiliates were approximately $1.1 million for the year ended December 31, 2009. The executive officers of our managing general partner are employees of and paid by Alliance Coal, and the reimbursement described above does not include any compensation expenses associated with them.

SGP Land, LLC

SGP Land is owned by our special general partner, which is owned indirectly by Mr. Craft.

On May 2, 2007, Alliance Coal, our operating subsidiary, entered into a time sharing agreement with SGP Land concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time sharing agreement as amended, we reimbursed SGP Land $0.7 million for the year ended December 31, 2009 for use of aircraft.

In 2001, SGP Land, as successor in interest to an unaffiliated third-party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.3 million during the year ended December 31, 2009. As of December 31, 2009, $1.8 million of advance minimum royalties paid under the lease is available for recoupment.

SGP

In 2005, Tunnel Ridge entered into a coal lease agreement with the SGP, our special general partner, requiring advance minimum royalty payments of $3.0 million per year. As of December 31, 2009, Tunnel Ridge had paid $15.0 million of advance minimum royalty payments pursuant to the lease. The advance royalty payments are fully recoupable against earned royalties. Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with the SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay the SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $0.2 million for the year ended December 31, 2009.

We have a noncancelable operating lease arrangement with the SGP for the coal preparation plant and ancillary facilities at the Gibson mining complex. Under the terms of the lease, we will make monthly payments of approximately $0.2 million through January 2011. Lease expense incurred for the year ended December 31, 2009 was $2.6 million.

We have agreements with two banks to provide letters of credit in an aggregate amount of $31.1 million. At December 31, 2009, we had $31.1 million in outstanding letters of credit under these agreements. The SGP guarantees $5.0 million of these outstanding letters of credit. The SGP does not charge us for this guarantee.

Omnibus Agreement

Concurrent with the closing of our initial public offering, we entered into an omnibus agreement with ARH and our general partners, which govern potential competition among us and the other parties to this agreement. The omnibus agreement was amended in May 2002. Pursuant to the terms of the amended omnibus agreement, ARH agreed, and caused its controlled affiliates to agree, for so long as management controls our managing general partner, not to engage in the business of mining, marketing or transporting coal in the U.S., unless it first offers us the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors, with the concurrence of its Conflicts Committee, elects to cause us not to pursue such opportunity or acquisition. In addition, ARH has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided ARH offers us the opportunity to purchase the coal assets following their acquisition. The restriction does not apply to the assets retained and business conducted by ARH at the closing of our initial public offering. Except as provided above, ARH and its controlled affiliates are prohibited from engaging in activities wherein they compete directly with us. In addition to its non-competition provisions, the agreement also provides for indemnification of us against liabilities associated with certain assets and businesses of ARH which were disposed of or liquidated prior to consummating our initial public offering. In May 2006, in connection with the closing of the AHGP IPO, the omnibus agreement was amended to include AHGP and AGP as parties to the agreement.

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

In 2009, the Board of Directors affirmatively determined that the members of the Audit Committee—Messrs. Hall, Robinson and Torrence—are independent directors as defined under applicable NASDAQ and Exchange Act rules. Please see “Item 10. Directors, Executive Officers and Corporate Governance of the Managing General Partner—Audit Committee.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Deloitte & Touche LLP is our independent registered public accounting firm. Fees paid to Deloitte & Touche LLP during the last two fiscal years were as follows:

Audit Fees. Fees for audit services provided during each of the years ended December 31, 2009 and 2008 were $0.8 million, respectively. Audit services consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

Audit-Related Fees. There were no audit-related fees for the years ended December 31, 2009 and 2008, respectively.

Tax Fees. There were no fees for tax services for the years ended December 31, 2009 and 2008, respectively.

All Other Fees. There were no other fees for the years ended December 31, 2009 and 2008, respectively.

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

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2009, 2008 and 2007, is set forth under Part II, Item 8. Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)	The exhibits listed below are filed as part of this annual report.

	3.1	Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2005, File No. 000-26823).

	3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

	3.3	Certificate of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 filed with the Commission on May 20, 1999 (Reg. No. 333-78845)).

	3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P. (Incorporated by reference to Exhibit 3.8 of the Registrant’s Registration Statement on Form S-1/A filed with the Commission on July 23, 1999 (Reg. No. 333-78845)).

	3.5	Certificate of Formation of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.7 of the Registrant’s Registration Statement on Form S-1/A filed with the Commission on July 23, 1999 (Reg. No. 333-78845)).

	3.6	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

	3.7	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.5 of the Registrant’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

	3.8	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC (Incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-3 filed with the Commission on April 1, 2002 (Reg. No. 333-85282)).

	3.9	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2006, File No. 000-26823).

	3.10	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L. P. dated October 25, 2007 (Incorporated by reference to Exhibit 3.10 of the Registrant’s Current Report on Form 10-K for the year ended December 31, 2007 (File No. 000-26823).

3.11	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated April 14, 2008 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on April 18, 2008, File No. 000-26823).

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., included in this Exhibit Index as Exhibit 3.1).

10.1	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.2	Letter of Credit Facility Agreement dated as of August 30, 2001, between Alliance Resource Partners, L.P. and Fifth Third Bank (Incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.3	Amendment No. 1 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-26823).

10.4	Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association (Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.5	First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association (Incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 000-26823).

10.6	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.7	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A. (Incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 000-26823).

10.8	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein (Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.9	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.10(1)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.11(1)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-26823).

10.12(1)	Alliance Coal, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-26823).

10.13(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

10.14(1)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 filed with the Commission on April 1, 2002 (Reg. No. 333-85258)).

10.15	Restated and Amended Coal Supply Agreement, dated February 1, 1986, among Seminole Electric Cooperative, Inc., Webster County Coal Corporation and White County Coal Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1/A filed with the Commission on July 20, 1999 (Reg. No. 333-78845)).

10.16	Amendment No. 1 to the Restated and Amended Coal Supply Agreement effective April 1, 1996, between MAPCO Coal Inc., Webster County Coal Corporation, White County Coal Corporation, and Seminole Electric Cooperative, Inc. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 000-26823).

10.17	Amendment No. 4 dated October 25, 2005, between Seminole Electric Cooperative, Inc. and Webster County Coal, LLC (successor-in-interest to Webster County Coal Corporation), White County Coal, LLC (successor-in-interest to White County Coal Corporation), and Alliance Coal, LLC, as successor-in-interest to Mapco Coal, Inc. and agent for Webster County Coal, LLC and White County Coal, LLC, to the Coal Supply Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2005, File No. 000-26823).

10.18	Guaranty by Alliance Coal, LLC dated October 25, 2005 (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006, File No. 000-26823).

10.19(2)	Financial Covenants Agreement dated October 25, 2005 by and between Seminole Electric Corporation, Inc. and Alliance Coal, LLC (Incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006, File No. 000-26823).

10.20	Agreement for the Supply of Coal to the Mt. Storm Power Station dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.21(2)	Amendment No. 1 to the Agreement for the Supply of Coal to Mt. Storm Power Station, made effective January 1, 2007, between Virginia Electric and Power Company and Alliance Coal, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 20, 2007, File No. 000-26823).

10.22(2)	Ancillary Services Agreement dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.23(2)	Amended and Restated Lease Agreement dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.24(2)	Amended and Restated Equipment Lease Agreement (Existing Truck Unloading Facility), dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.25(2)	Amended and Restated Memorandum of Understanding dated as of June 22, 2005, among Virginia Electric and Power Company, Alliance Coal, LLC and Mettiki Coal, LLC (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2005, File No. 000-26823).

10.26(2)	Memorandum of Understanding dated January 17, 2005 between VEPCO and Mettiki (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 19, 2005, File No. 000-26823).

10.27(2)	Memorandum of Understanding, made effective January 1, 2007, between Virginia Electric and Power Company, and Alliance Coal, LLC, Mettiki Coal (WV), LLC and Mettiki Coal, LLC (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 000-26823).

10.28	Amended and Restated Charter for the Audit Committee of the Board of Directors dated February 23, 2009 (Incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-26823).

10.29	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Fifth Third Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2006, File No. 000-26823).

10.30	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-26823).

10.31	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-26823).

10.32	Amended and Restated Charter for the Compensation Committee of the Board of Directors dated January 27, 2009 (Incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2009, File No. 000-26823).

10.33(1)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.34(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 000-26823).

10.35(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.36(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.37(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 000-26823).

10.38	First Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007, File No. 000-26823).

10.39	Second Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 000-26823).

10.40	Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower and the Initial Lenders, Initial Issuing Banks and Swing Line Bank and J.P. Morgan Chase Bank, N.A. as Paying Agent and Citicorp USA, inc. and JP Morgan Chase Bank, N.A. as Co-Administrative Agents and Citigroup Global markets Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 27, 2007, File No. 000-26823).

10.41	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2008, File No. 000-26823).

10.42	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2008, File No. 000-26823).

10.43	Letter Amendment No. 1, dated as of June 26, 2008, to the Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, in each case as named therein, JPMorgan Chase Bank, N.A. as Paying Agent, Citicorp USA, Inc. and JPMorgan Chase Bank, N.A. as Co-Administrative Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2008, File No. 000-26823).

10.44(1)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2009, File No. 000-26823).

10.45(1)	Second Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2009, File No. 000-26823).

10.46	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009, File No. 000-26823).

10.47	Amendment No. 2, dated as of September 30, 2009, to the Second Amended and Restated Credit Agreement, dated as of September 25, 2007, among Alliance Resource Operating Partners, L.P. as Borrower, the Initial Lenders, Initial Issuing Banks and Swing Line Bank, in each case as named therein, JPMorgan Chase Bank, N.A. as Paying Agent, Citicorp USA, Inc. and JPMorgan Chase Bank, N.A. as Co-Administrative Agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. as Joint Lend Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2009, File No. 000-26823).

10.48(2)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2009, File No. 000-26823).

*10.49	Amended and Restated Charter for the Compensation Committee of the Board of Directors dated February 23, 2010.

18.1	Preferability Letter on Accounting Change (Incorporated by reference to Exhibit 18.1 of the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2001, File No. 000-26823).

*21.1	List of Subsidiaries.

*23.1	Consent of Deloitte & Touche LLP regarding Form S-3 and Form S-8, Registration Statements No. 333-158526 and 333-85258, respectively.

*31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated February 26, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated February 26, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated February 26, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated February 26, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

(1)	Denotes management contract or compensatory plan or arrangement.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 26, 2010.

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

Signature	Title	Date

/S/ JOSEPH W. CRAFT III Joseph W. Craft III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2010

/S/ BRIAN L. CANTRELL Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/S/ MICHAEL J. HALL Michael J. Hall	Director	February 26, 2010

/S/ JOHN P. NEAFSEY John P. Neafsey	Director	February 26, 2010

/S/ JOHN H. ROBINSON John H. Robinson	Director	February 26, 2010

/S/ WILSON M. TORRENCE Wilson M. Torrence	Director	February 26, 2010

/S/ CHARLES R. WESLEY Charles R. Wesley	Executive Vice President and Director	February 26, 2010