Form 10-Q
period 2010-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2010-08-09
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 9, 2010, 36,716,855 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,669	$21,556
Trade receivables	121,877	91,223
Other receivables	2,692	3,159
Due from affiliates	1,803	83
Inventories	52,931	64,357
Advance royalties	3,629	3,629
Prepaid expenses and other assets	3,560	8,801

Total current assets	196,161	192,808

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,510,054	1,378,914
Less accumulated depreciation, depletion and amortization	(607,406)	(556,370)

Total property, plant and equipment, net	902,648	822,544

OTHER ASSETS:
Advance royalties	27,768	26,802
Other long-term assets	26,925	9,246

Total other assets	54,693	36,048

TOTAL ASSETS	$1,153,502	$1,051,400

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$66,943	$62,821
Due to affiliates	434	27
Accrued taxes other than income taxes	15,683	10,777
Accrued payroll and related expenses	27,438	22,101
Accrued interest	2,920	2,918
Workers’ compensation and pneumoconiosis benefits	10,043	9,886
Current capital lease obligation	310	324
Other current liabilities	13,620	11,062
Current maturities, long-term debt	18,000	18,000

Total current liabilities	155,391	137,916

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	427,000	422,000
Pneumoconiosis benefits	36,224	34,344
Accrued pension benefit	19,618	19,696
Workers’ compensation	60,519	53,845
Asset retirement obligations	53,991	53,116
Due to affiliates	1,269	1,148
Long-term capital lease obligation	314	460
Other liabilities	8,066	7,895

Total long-term liabilities	607,001	592,504

Total liabilities	762,392	730,420

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Resource Partners, L.P. (“ARLP”) Partners’ Capital:
Limited Partners - Common Unitholders 36,716,855 and 36,661,029 units outstanding, respectively	698,159	630,165
General Partners’ deficit	(290,438)	(293,153)
Accumulated other comprehensive loss	(16,611)	(17,149)

Total ARLP Partners’ Capital	391,110	319,863
Noncontrolling interest	—	1,117

Total Partners’ Capital	391,110	320,980

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,153,502	$1,051,400

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
SALES AND OPERATING REVENUES:
Coal sales	$385,905	$287,620	$750,064	$599,880
Transportation revenues	8,821	12,794	18,526	23,684
Other sales and operating revenues	5,617	3,490	12,414	9,640

Total revenues	400,343	303,904	781,004	633,204

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	246,702	204,477	485,969	400,853
Transportation expenses	8,821	12,794	18,526	23,684
Outside coal purchases	4,544	432	6,386	5,192
General and administrative	11,628	9,307	22,329	19,041
Depreciation, depletion and amortization	35,677	28,272	71,973	55,622

Total operating expenses	307,372	255,282	605,183	504,392

INCOME FROM OPERATIONS	92,971	48,622	175,821	128,812

Interest expense (net of interest capitalized for the three and six months ended June 30, 2010 and 2009 of $423, $332, $691, and $547, respectively)	(7,439)	(7,808)	(15,034)	(15,789)
Interest income	48	293	99	924
Other income	304	202	154	428

INCOME BEFORE INCOME TAXES	85,884	41,309	161,040	114,375
INCOME TAX EXPENSE (BENEFIT)	423	(201)	591	225

NET INCOME	85,461	41,510	160,449	114,150
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(50)	—	(179)

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. (“NET INCOME OF ARLP”)	$85,461	$41,460	$160,449	$113,971

GENERAL PARTNERS’ INTEREST IN NET INCOME OF ARLP	$17,957	$14,764	$34,999	$29,621

LIMITED PARTNERS’ INTEREST IN NET INCOME OF ARLP	$67,504	$26,696	$125,450	$84,350

BASIC NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 7)	$1.82	$0.72	$3.38	$2.28

DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 7)	$1.82	$0.72	$3.38	$2.28

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.79	$0.73	$1.565	$1.445

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - BASIC	36,716,855	36,661,029	36,703,901	36,649,990

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - DILUTED	36,716,855	36,661,029	36,703,901	36,649,990

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$258,867	$164,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(174,848)	(174,685)
Changes in accounts payable and accrued liabilities	(9,913)	8,364
Proceeds from sale of property, plant and equipment	102	1
Purchase of marketable securities	—	(4,527)
Receipts of prior advances on Gibson rail project	1,032	1,223

Net cash used in investing activities	(183,627)	(169,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	66,500	—
Payments under revolving credit facilities	(61,500)	—
Payments on capital lease obligation	(160)	(173)
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(1,265)	(791)
Cash contributions by General Partners	43	31
Distributions paid to Partners	(90,412)	(81,353)

Net cash used in financing activities	(86,794)	(82,286)

EFFECT OF CURRENCY TRANSLATION ON CASH	(333)	187

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,887)	(87,462)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,556	244,875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,669	$157,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,424	$16,126

Cash paid for income taxes	$253	$—

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$10,905	$23,456

Market value of common units vested in Long-Term Incentive Plan before minimum statutory tax withholding requirements	$3,396	$2,333

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

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “ARLP.” ARLP was formed in May 1999, to acquire, upon completion of ARLP’s initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation (“ARH”), consisting of substantially all of ARH’s operating subsidiaries, but excluding ARH. ARH was previously owned by our current and former management. In June 2006, our special general partner, SGP, and its parent, ARH, became wholly-owned, directly and indirectly, by Joseph W. Craft III, a director and the President and Chief Executive Officer of our managing general partner. SGP, a Delaware limited liability company, holds a 0.01% general partner interest in each of ARLP and the Intermediate Partnership. We have a time sharing agreement for the use of aircraft and we lease certain assets, including coal reserves and certain surface facilities, owned by SGP.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2010 and December 31, 2009, results of our operations for the three and six months ended June 30, 2010 and 2009 and our cash flows for the six months ended June 30, 2010 and 2009. All of our intercompany transactions and accounts have been eliminated. Net income attributable to Alliance Resource Partners, L.P. within our accompanying condensed consolidated financial statements will be described as “Net Income of ARLP.”

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

New Accounting Standards Issued and Adopted

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codified Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R)), which changed the consolidation guidance applicable to a variable interest entity (“VIE”). ASU 2009-17 updated the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate such VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of whether the enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-17 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB Accounting Standards Codification (“ASC”) 810, Consolidation, required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, are now subject to the provisions of ASU 2009-17. In addition, ASU 2009-17 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The provisions of ASU 2009-17 were effective as of the beginning of interim and annual reporting periods that began after November 15, 2009. Based on our evaluation of ASU 2009-17, we deconsolidated Mid-America Carbonates, LLC (“MAC”) upon adoption, effective January 1, 2010 (Note 13). The deconsolidation of MAC did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended guidance on certain aspects of FASB ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures of transfers into and out of Level 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, all on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. The provisions of ASU 2010-06 were effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have an impact on our condensed consolidated financial statements.

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

The matters referenced in the previous paragraph include, but are not limited to, the George W. Rector v. White County Coal, LLC lawsuit, which is a royalty dispute involving certain coal leases that had been previously terminated. Plaintiffs have alleged damages of $33 million or more and have also asserted a claim for punitive damages. A bench trial of this case was concluded in November 2009 and closing arguments were heard on February 10, 2010, but the court has not yet issued a decision. We believe plaintiffs’ claims are without merit, have accrued no loss and are vigorously defending the litigation.

4.	PATTIKI VERTICAL HOIST CONVEYOR SYSTEM FAILURE

On May 13, 2010, White County Coal, LLC’s (“White County Coal”) Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. On July 19, 2010, White County Coal’s efforts to repair the vertical hoist conveyor system had progressed sufficiently to allow resumption of limited production operations. Our operating expenses for the three months ended June 30, 2010 includes $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. We are conducting a review of our commercial property (including business interruption) insurance policies, which provide for self-retention, various deductibles and 22% co-insurance for the first $50 million in coverage. Until such analysis is completed, the Partnership can make no assurances of the amount or timing of recoveries under such policies , if any.

Expanded coal production at our other coal mines in the region, which included addition of the seventh and eighth production units at the River View Coal, LLC’s (“River View”) mine, partially offset the loss of production from the Pattiki mine . Consequently, the temporary idling of the Pattiki mine did not have a material adverse impact on our results of operations and cash flows. On July 19, 2010, the Pattiki mine resumed limited production while it continues to assess the effectiveness and reliability of the repaired vertical hoist conveyor system until such time it determines the system is safe to operate at full capacity.

5.	FAIR VALUE MEASUREMENTS

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

The carrying amounts for accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At June 30, 2010 and December 31, 2009, the estimated fair value of our fixed rate term debt, including current maturities, was approximately $490.4 million and $460.7 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Note 6).

6.	LONG-TERM DEBT

Long-term debt consists of the following, (in thousands):

	June 30, 2010	December 31, 2009
Revolving credit facility	$5,000	$—
Senior notes	90,000	90,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000

	445,000	440,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$427,000	$422,000

The Intermediate Partnership has a $150.0 million revolving credit facility (“ARLP Credit Facility”), $90.0 million in senior notes and $205.0 million in Series A and $145.0 million in Series B senior notes (collectively, the “ARLP Debt Arrangements”), which are guaranteed by all of the direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain the following: (i) debt to cash flow ratio of not more than 3.0 to 1.0, (ii) cash flow to interest expense ratio of not less than 4.0 to 1.0, in each case, during the four most recently ended fiscal quarters and (iii) maximum annual capital expenditures, excluding acquisitions, of

$471.8 million for 2010. The debt to cash flow ratio and cash flow to interest expense ratio were 1.08 to 1.0 and 13.1 to 1.0, respectively, for the trailing twelve months ended June 30, 2010. Actual capital expenditures were $174.8 million for the six months ended June 30, 2010. We were in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2010.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., held a 5%, or $7.5 million, commitment in our $150 million ARLP Credit Facility. On February 11, 2010, we gave our lenders a notice of borrowing under the ARLP Credit Facility and, in response to that notice, Lehman notified us that it would not fund its proportionate share of the borrowing. As a result, as of February 11, 2010, Lehman became a defaulting lender and availability for borrowing under the ARLP Credit Facility was reduced by $7.5 million. We are currently in negotiations to amend the ARLP Credit Facility to remove Lehman as a commitment holder.

At June 30, 2010, we had $11.6 million of letters of credit and $5.0 million of net borrowings outstanding with $125.9 million available for borrowing under the ARLP Credit Facility. We incur an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

7.	NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We apply the provisions of FASB ASC 260, Earnings Per Share (“FASB ASC 260”). As required by FASB ASC 260, we apply the two-class method in calculating basic and diluted earnings per unit (“EPU”). Net Income of ARLP is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter. Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.275 per unit, 25% of the amount we distribute in excess of $0.3125 per unit, and 50% of the amount we distribute in excess of $0.375 per unit. Our partnership agreement contractually limits our distributions to available cash and therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder. In addition, our outstanding unvested awards under our Long-Term Incentive Plan (“LTIP”) include rights to nonforfeitable distributions and are therefore considered participating securities. As such, we allocate undistributed and distributed earnings to the outstanding unvested awards in our calculation of EPU.

The following is a reconciliation of Net Income of ARLP and net income used for calculating basic earnings per unit and the weighted average units used in computing EPU for the three and six months ended June 30, 2010 and 2009, respectively, (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income of ARLP	$85,461	$41,460	$160,449	$113,971
Adjustments:
General partner’s priority distributions	(16,579)	(14,219)	(32,439)	(27,900)
General partners’ 2% equity ownership	(1,378)	(545)	(2,560)	(1,721)

Limited partners’ interest in Net Income of ARLP	67,504	26,696	125,450	84,350

Less:
Distributions on LTIP awards outstanding	(308)	(248)	(608)	(491)
Undistributed earnings attributable to LTIP awards	(384)	—	(674)	(279)

Net Income of ARLP available to limited partners	$66,812	$26,448	$124,168	$83,580

Weighted average limited partner units outstanding – Basic and Diluted	36,717	36,661	36,704	36,650

Basic and Diluted Net Income of ARLP per limited partner unit (1)	$1.82	$0.72	$3.38	$2.28

(1)	Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three and six months ended June 30, 2010 and 2009, LTIP units of 210,328, 155,927, 206,988 and 143,484, respectively, were considered anti-dilutive under the treasury stock method.

8.	WORKERS’ COMPENSATION AND PNEUMOCONIOSIS (“BLACK LUNG”)

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$66,371	$56,350	$63,220	$56,671
Accruals increase	5,005	4,749	9,811	9,147
Payments	(2,293)	(2,625)	(4,818)	(5,953)
Interest accretion	833	864	1,666	1,728
Valuation loss	134	3,744	171	1,489

Ending balance	$70,050	$63,082	$70,050	$63,082

Pneumoconiosis

The Patient Protection and Affordable Care Act, which was signed into law by President Obama in March 2010, amended previous legislation related to coal workers’ Black Lung providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We are presently unable to estimate the impact of this legislation on our obligations and our future service period charges related to future claims due to uncertainty about the number of claims that will be filed, how the new award criteria will impact these claim populations and the effect of regulations relating to the retroactive application of certain criteria. We expect to complete an evaluation of the obligation by the end of fiscal year 2010. For more information, please see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Health Care Reform” in this Quarterly Report on Form 10-Q.

9.	COMPENSATION PLANS

We maintain the LTIP for certain employees and officers of our managing general partner and its affiliates who perform services for us. The LTIP awards are grants of non-vested notional units, which upon satisfaction of vesting requirements entitle the LTIP participant to receive ARLP common units. On January 26, 2010, the compensation committee of the board of directors (“Compensation Committee”) determined that the vesting requirements for the 2007 grants of 88,975 units (which are net of 4,500 forfeitures) had been satisfied as of January 1, 2010. As a result of this vesting, on February 12, 2010, we issued 55,826 unrestricted common units to LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the LTIP participants. On February 1, 2010, the Compensation Committee authorized additional grants up to 143,145 restricted units, of which 138,130 were granted during the six months ended June 30, 2010, all of which will vest on January 1, 2013 subject to satisfaction of certain financial tests. The fair value of these 2010 grants is equal to the intrinsic value at the date of grant, which was $39.59 per unit on a weighted average basis. LTIP expense was $1.0 million, $0.9 million, $1.9 million and $1.7 million for the three and six months ended June 30, 2010 and 2009, respectively. On October 23, 2009, our unitholders approved the third amendment (“Third Amendment”) to the LTIP. The Third Amendment was previously authorized by the Board of Directors of our managing general partner, subject to unitholder approval. The Third Amendment increased the number of units available for issuance under the LTIP from 1.2 million to 3.6 million, providing 2.4 million units for satisfaction of future awards. After consideration of the January 1, 2010 vesting and subsequent issuance of 55,826 common units, approximately 2.3 million units remain available for issuance in the future, assuming all grants issued in 2008, 2009 and 2010 currently outstanding are settled with common units and no future forfeitures occur.

As of June 30, 2010, there was $6.9 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2010, the intrinsic value of the non-vested LTIP grants was $17.1 million. As of June 30, 2010, the total obligation associated with the LTIP was $5.5 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

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

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$713	$667	$1,426	$1,334
Interest cost	840	754	1,679	1,509
Expected return on plan assets	(924)	(608)	(1,846)	(1,216)
Amortization of net loss	269	356	538	711

Net periodic benefit cost	$898	$1,169	$1,797	$2,338

We previously disclosed in our financial statements for the year ended December 31, 2009 that we expected to contribute $9.8 million to the Pension Plan in 2010 for the 2009 plan year. During 2010, we received a final funding report for the 2009 plan year, which included updated assumptions on expected retirement patterns, interest rate analysis and asset value method. The finalization of these assumptions significantly decreased our required funding in 2010 for the 2009 plan year. During the six months ended June 30, 2010, we made a quarterly contribution payment of $0.6 million and will make a final contribution payment of $0.4 million by September 15, 2010 for the 2009 plan year. During the six months ended June 30, 2010, we also made a quarterly contribution payment of $0.7 million for the 2010 plan year.

11.	COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2010 and 2009, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$85,461	$41,510	$160,449	$114,150
Other comprehensive income:
Unrealized gain on marketable securities	—	567	—	567
Pension (Note 10)	269	356	538	711

Total other comprehensive income	269	923	538	1,278

Total comprehensive income	85,730	42,433	160,987	115,428
Less comprehensive income attributable to noncontrolling interest	—	(50)	—	(179)

Comprehensive income attributable to ARLP	$85,730	$42,383	$160,987	$115,249

Comprehensive income differs from net income due to an unrealized gain on our available for sale marketable securities resulting from valuation changes (2009 only) and amortization of actuarial loss associated with adoption of amendments to FASB ASC 715, Compensation – Retirement Benefits.

12.	SEGMENT INFORMATION

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

The Illinois Basin segment is comprised of Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, River View’s mining complex, which initiated operations in 2009, the Sebree Mining, LLC (“Sebree”) property, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and its wholly-owned subsidiary, ARP Sebree, LLC. We are in the process of permitting the Gibson South property and the Sebree property for future mine development.

The Central Appalachian segment is comprised of Pontiki Coal, LLC’s and MC Mining, LLC’s mining complexes.

The Northern Appalachian segment is comprised of Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV) LLC’s Mountain View mining complex, two small third-party mining operations (one of which was idled in May 2009 and restarted in February 2010), a mining complex currently under construction at Tunnel Ridge, LLC (“Tunnel Ridge”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property. In May 2010, incidental production began from mine development activities at Tunnel Ridge; longwall production is not anticipated until late 2011. We are in the process of permitting the Penn Ridge property for future mine development.

Other and Corporate includes marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”), the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in MAC and certain properties of Alliance Resource Properties. Segment results for the three and six months ended June 30, 2010 and 2009 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Operating segment results for the three months ended June 30, 2010:

Total revenues (2)	$296,949	$40,928	$57,973	$10,835	$(6,342)	$400,343
Segment Adjusted EBITDA Expense (3)	174,590	31,921	41,616	9,157	(6,342)	250,942
Segment Adjusted EBITDA (4)	115,872	8,911	14,121	1,676	—	140,580
Capital expenditures	51,191	3,161	42,684	355	—	97,391

Operating segment results for the three months ended June 30, 2009:

Total revenues (2)	$227,766	$42,335	$31,171	$8,129	$(5,497)	$303,904
Segment Adjusted EBITDA Expense (3)	141,115	34,849	27,729	6,428	(5,414)	204,707
Segment Adjusted EBITDA (4)	77,012	6,151	1,625	1,697	(82)	86,403
Capital expenditures	74,920	2,687	10,029	1,452	—	89,088

Operating segment results for the six months ended June 30, 2010:

Total revenues (2)	$591,586	$80,690	$98,975	$21,346	$(11,593)	$781,004
Segment Adjusted EBITDA Expense (3)	347,443	64,746	73,587	18,018	(11,593)	492,201
Segment Adjusted EBITDA (4)	230,001	15,834	21,111	3,331	—	270,277
Total assets	759,487	80,656	286,740	29,326	(2,707)	1,153,502
Capital expenditures	83,389	4,520	85,991	948	—	174,848

Operating segment results for the six months ended June 30, 2009:

Total revenues (2)	$458,313	$96,338	$70,857	$17,941	$(10,245)	$633,204
Segment Adjusted EBITDA Expense (3)	272,524	71,945	58,284	13,027	(10,163)	405,617
Segment Adjusted EBITDA (4)	167,770	22,969	8,337	4,909	(82)	203,903
Total assets	654,320	88,429	163,443	179,197	(85)	1,085,304
Capital expenditures	132,404	7,710	32,321	2,250	—	174,685

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from Matrix Design, Alliance Design and MAC (for 2009 only; see Note 13) to our mining operations.
(2)	Revenues included in the Other and Corporate column are primarily attributable to Matrix Design revenues, Alliance Design revenues, Mt. Vernon transloading revenues, administrative service revenues from affiliates, MAC rock dust revenues (for 2009 only; see Note 13) and brokerage sales.
(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization), the most comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment Adjusted EBITDA Expense	$250,942	$204,707	$492,201	$405,617
Outside coal purchases	(4,544)	(432)	(6,386)	(5,192)
Other income	304	202	154	428

Operating expenses (excluding depreciation, depletion and amortization)	$246,702	$204,477	$485,969	$400,853

(4)	Segment Adjusted EBITDA (a non-GAAP measure) is defined as Net Income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization, net income attributable to noncontrolling interest and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income and Net Income of ARLP, the most comparable GAAP measure, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment Adjusted EBITDA	$140,580	$86,403	$270,277	$203,903
General and administrative	(11,628)	(9,307)	(22,329)	(19,041)
Depreciation, depletion and amortization	(35,677)	(28,272)	(71,973)	(55,622)
Interest expense, net	(7,391)	(7,515)	(14,935)	(14,865)
Income tax (expense) benefit	(423)	201	(591)	(225)

Net income	85,461	41,510	160,449	114,150
Net income attributable to noncontrolling interest	—	(50)	—	(179)

Net Income of ARLP	$85,461	$41,460	$160,449	$113,971

13.	NONCONTROLLING INTEREST

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

We adopted the amendments to FASB ASC 810 on January 1, 2010. As a result, we reclassified $1.1 million from noncontrolling interest in partners’ capital to other long-term assets in our condensed consolidated balance sheets. We did not retrospectively apply the provisions of ASU 2009-17 as allowed by the amendments. Our equity investment in MAC is $1.2 million at June 30, 2010.

MAC has a $1.75 million Revolving Credit Agreement (“Revolver”) with ARLP. On November 17, 2009, MAC entered into Amendment No. 2, effective June 30, 2009, which increased the Revolver to $1.75 million from $1.5 million. The Revolver is scheduled to expire on December 31, 2010. At June 30, 2010, MAC owed ARLP $1.7 million under the Revolver, which is classified as Due From Affiliates on our condensed consolidated balance sheets.

14.	SUBSEQUENT EVENTS

On July 26, 2010, we declared a quarterly distribution for the quarter ended June 30, 2010, of $0.81 per unit, on all common units outstanding, totaling approximately $46.9 million (which includes our managing general partner’s incentive distributions), payable on August 13, 2010 to all unitholders of record as of August 6, 2010.

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

•

Illinois Basin segment is comprised of Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mine (“Pattiki”), Warrior Coal, LLC’s (“Warrior”) mining complex, River View Coal, LLC’s (“River View”) mining complex, which initiated operations in 2009, the Sebree Mining, LLC (“Sebree”) property, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and its wholly-owned subsidiary, ARP Sebree, LLC. We are in the process of permitting the Gibson South property and the Sebree property for future mine development.

•	Central Appalachian segment is comprised of Pontiki Coal, LLC’s (“Pontiki”) and MC Mining, LLC’s (“MC Mining”) mining complexes.

•

Northern Appalachian segment is comprised of Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV), LLC’s Mountain View mining complex, two small third-party mining operations (one of which was idled in May 2009 and restarted in February 2010), a mining complex currently under construction at Tunnel Ridge, LLC (“Tunnel Ridge”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property. In May 2010, incidental production began from mine development activities at Tunnel Ridge; longwall production is not anticipated until late 2011. We are in the process of permitting the Penn Ridge property for future mine development.

•

Other and Corporate segment includes marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in Mid-America Carbonates, LLC (“MAC”) and certain properties of Alliance Resource Properties.

Health Care Reform

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. Additionally, on March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. The passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “Health Care Act”) will result in comprehensive changes to health care in the United States. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

The Health Care Act has both short-term and long-term implications on benefit plan eligibility, coverage requirements, and benefit standards and limitations. In the short term, our healthcare costs are expected to increase due to raising the maximum age and easing of eligibility limitations for covered dependents. The Health Care Act also prevents the group health plan from limiting benefit payments for participants who meet or exceed annual or lifetime dollar limits per covered individual. In the long term, our healthcare costs could increase for various reasons due to the Health Care Act, including the potential impact of an excise tax on “high cost” plans (beginning in 2018), among other standard requirements.

We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of the Health Care Act and reporting required thereunder. Until these regulations or interpretations are published, we are unable to reasonably estimate the impact of such federal mandate requirements on our future healthcare costs.

We will continue to evaluate the potential impact of the legislation on our self-insured long term disability plan, pneumoconiosis (“Black Lung”) liabilities, results of operations and internal controls as governmental agencies issue interpretations regarding the meaning and scope of the Health Care Act. However, we believe it is likely that our costs will increase as a result of these provisions, which may have an adverse impact on our results of operations and cash flows.

Financial Reform

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act gives regulators new resolution authority, creates a new council to monitor and address systematic risk, changes the mandate of the Federal Reserve, imposes significant new regulations on banking organizations, makes significant changes to the rules that affect the process of financing business enterprises and creates a new governmental authority, the Bureau of Consumer Financial Protection, to regulate retail financial products and services, among many other provisions. The Dodd-Frank Act also requires public mining companies to report certain safety information in each periodic report filed with SEC and to file Form 8-K for certain safety matters. We are currently evaluating the effect, if any, of the Dodd-Frank Act on our operations.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We reported record Net Income of ARLP of $85.5 million for the three months ended June 30, 2010 (“2010 Quarter”) compared to $41.5 million for the three months ended June 30, 2009 (“2009 Quarter”). This increase of $44.0 million was principally due to record tons sold and improved pricing resulting in a record quarterly average coal sales price of $51.53 per ton sold, as compared to $46.04 per ton sold for the 2009 Quarter. We had record tons sold of 7.5 million tons and higher tons produced of 6.9 million tons in the 2010 Quarter, compared to 6.2 million tons sold and 6.3 million tons produced in the 2009 Quarter. This increase in produced tons primarily reflects increased production from our new River View mine. Higher operating expenses during the 2010 Quarter resulted primarily from increased sales and production volumes, which particularly impacted materials and supplies expenses and sales-related expenses. Increased operating expenses also reflect an increase in labor and labor-related expenses as well as higher costs associated with beginning coal inventories sold in the 2010 Quarter.

	Three Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(per ton sold)
Tons sold	7,489	6,247	N/A	N/A
Tons produced	6,917	6,324	N/A	N/A
Coal sales	$385,905	$287,620	$51.53	$46.04
Operating expenses and outside coal purchases	$251,246	$204,909	$33.55	$32.80

Coal sales. Coal sales for the 2010 Quarter increased 34.2% to $385.9 million from $287.6 million for the 2009 Quarter. The increase of $98.3 million in coal sales reflected the benefit of record tons sold (contributing $57.2 million in coal sales) and record average coal sales prices (contributing $41.1 million in additional coal sales). Average coal sales prices in the 2010 Quarter increased $5.49 per ton sold to $51.53 per ton in the 2010 Quarter compared to $46.04 per ton in the 2009 Quarter primarily as a result of improved contract pricing across all regions.

Operating expenses. Operating expenses increased 20.7% to $246.7 million for the 2010 Quarter from $204.5 million for the 2009 Quarter primarily due to record coal sales and increased production volumes. Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 2.4% to $11.15 per ton in the 2010 Quarter from $11.42 per ton in the 2009 Quarter. This decrease of $0.27 per ton was primarily due to increased production volumes at our new River View mine (which has relatively lower production costs), partially offset by increased mine development labor at our Tunnel Ridge mine, increased regulatory oversight, particularly at our Central Appalachian mines, and production disruptions at our Dotiki and Pattiki mines;

•

Workers’ compensation expenses per ton produced decreased to $1.06 per ton in the 2010 Quarter from $1.73 per ton in the 2009 Quarter. The decrease of $0.67 per ton produced resulted primarily from a non-cash charge during the 2009 Quarter due to a discount rate change, which increased the accrued liabilities for the present value of estimated future claim payments;

•

Material and supplies expenses per ton produced increased 8.8% to $10.40 per ton in the 2010 Quarter from $9.56 per ton in the 2009 Quarter. The increase of $0.84 per ton produced resulted from increased costs for certain products and services, such as transportation costs (increase of $0.39 per ton), roof support (increase of $0.23 per ton), safety expenses (increase of $0.15 per ton) and fuel and power used in the mining process (increase of $0.14 per ton), partially offset by decreased costs per ton in various other categories;

•

Maintenance expenses per ton produced decreased 7.9% to $3.61 per ton in the 2010 Quarter from $3.92 per ton in the 2009 Quarter. The decrease of $0.31 per ton produced resulted primarily from the benefit of newer equipment and increased production at our new River View mining complex, partially offset by higher maintenance costs for our mine development project at Tunnel Ridge;

•

Mine administration expenses increased $2.3 million for the 2010 Quarter compared to the 2009 Quarter, primarily due to higher costs resulting from increased Matrix Design product sales and higher mine administration expense at River View and our mine development project at Tunnel Ridge;

•

Contract mining expenses increased $1.8 million for the 2010 Quarter compared to the 2009 Quarter. The increase primarily reflects the restart of a third-party mining operation in our Northern Appalachian region during February 2010 that was previously idled in May 2009 (due to weak demand in the export and spot coal markets) and increased production from existing operations in Northern Appalachia, both in response to increased demand in the export coal market;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.46 per produced ton sold in the 2010 Quarter compared to the 2009 Quarter primarily as a result of increased average coal sales prices across all regions;

•

Operating expenses also increased in the 2010 Quarter due to 1.5 million tons sold from beginning coal inventory compared to 0.8 million tons sold from beginning coal inventory in the 2009 Quarter, partially offset by lower beginning inventory costs per ton sold in the 2010 Quarter as compared to the 2009 Quarter;

•

Operating expenses for the 2010 Quarter included $1.2 million related to the retirement of certain assets related to the failed vertical hoist conveyor system at our Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure” of this Quarterly Report on Form 10-Q; and

•

Certain operating expenses incurred during the 2010 Quarter related to River View and our Tunnel Ridge mine development project increased $29.2 million over the 2009 Quarter. These expenses are generally included in the variances discussed above.

General and administrative. General and administrative expenses for the 2010 Quarter increased to $11.6 million compared to $9.3 million in the 2009 Quarter. The increase of $2.3 million was primarily due to increases in incentive compensation expense.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC (in the 2009 Quarter only), Matrix Design and other outside services and administrative services revenue from affiliates. Other sales and operating revenues increased to $5.6 million for the 2010 Quarter from $3.5 million for the 2009 Quarter. The increase of $2.1 million was primarily attributable to increased Matrix Design product sales partially offset by decreased rock dust revenues reflecting the deconsolidation of MAC. For more information about MAC, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 13. Noncontrolling Interest” of this Quarterly Report on Form 10-Q.

Outside coal purchases. Outside coal purchases increased to $4.5 million for the 2010 Quarter compared to $0.4 million in the 2009 Quarter. The increase of $4.1 million was primarily attributable to increased outside coal purchases predominately in our Northern Appalachian region due to increased demand in the export coal markets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $35.7 million for the 2010 Quarter from $28.3 million for the 2009 Quarter. The increase of $7.4 million was attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects and expansion of production capacity, particularly at our River View mine.

Interest expense. Interest expense, net of capitalized interest, decreased to $7.4 million for the 2010 Quarter from $7.8 million for the 2009 Quarter. The decrease of $0.4 million was principally attributable to reduced interest expense resulting from our August 2009 principal repayment of $18.0 million on our original senior notes issued in 1999, partially offset by increased interest expense for borrowings on our $150.0 million revolving credit facility (“ARLP Credit Facility”) during the 2010 Quarter, each of which are discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses were $8.8 million and $12.8 million for the 2010 and 2009 Quarters, respectively. The decrease of $4.0 million was primarily attributable to reduced tonnage for which we arrange transportation from our Warrior and MC Mining mines. The 2010 Quarter transportation revenue reduction at Warrior primarily reflects certain customers requiring transportation assistance in the 2009 Quarter that no longer required the same assistance in the 2010 Quarter. MC Mining’s reduced transportation tonnage resulted primarily from one customer with significant transportation costs in the 2009 Quarter that received no coal shipments from MC Mining subsequent to the 2009 Quarter. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

Income tax expense (benefit). Income tax expense was $0.4 million for the 2010 Quarter compared to an income tax benefit of $0.2 million for the 2009 Quarter. Income taxes are primarily due to the operations of Matrix Design, which is owned by our subsidiary, Alliance Service, Inc. Increased taxes reflect higher net income in the 2010 Quarter from our Matrix Design operation.

Net income attributable to noncontrolling interest. The noncontrolling interest for the 2009 Quarter represents a 50% third-party interest in MAC. The third-party’s portion of MAC’s net income was $0.1 million for the 2009 Quarter. Effective January 1, 2010, we deconsolidated MAC based on amendments to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. For more information about MAC, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 13. Noncontrolling Interest” of this Quarterly Report on Form 10-Q.

Segment Adjusted EBITDA. Our 2010 Quarter Segment Adjusted EBITDA increased $54.2 million, or 62.7%, to a record $140.6 million from the 2009 Quarter Segment Adjusted EBITDA of $86.4 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,
	2010	2009	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$115,872	$77,012	$38,860	50.5%
Central Appalachia	8,911	6,151	2,760	44.9%
Northern Appalachia	14,121	1,625	12,496	(1)
Other and Corporate	1,676	1,697	(21)	(1.2)%
Elimination	—	(82)	82	(1)

Total Segment Adjusted EBITDA (2)	$140,580	$86,403	$54,177	62.7%

Tons sold
Illinois Basin	6,113	5,062	1,051	20.8%
Central Appalachia	543	615	(72)	(11.7)%
Northern Appalachia	833	570	263	46.1%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	7,489	6,247	1,242	19.9%

Coal sales
Illinois Basin	$290,204	$217,961	$72,243	33.1%
Central Appalachia	40,837	40,999	(162)	(0.4)%
Northern Appalachia	54,859	28,653	26,206	91.5%
Other and Corporate	5	7	(2)	(28.6)%
Elimination	—	—	—	—

Total coal sales	$385,905	$287,620	$98,285	34.2%

Other sales and operating revenues
Illinois Basin	$257	$167	$90	53.9%
Central Appalachia	(5)	—	(5)	(1)
Northern Appalachia	878	701	177	25.2%
Other and Corporate	10,829	8,118	2,711	33.4%
Elimination	(6,342)	(5,496)	(846)	(15.4)%

Total other sales and operating revenues	$5,617	$3,490	$2,127	60.9%

Segment Adjusted EBITDA Expense
Illinois Basin	$174,590	$141,115	$33,475	23.7%
Central Appalachia	31,921	34,849	(2,928)	(8.4)%
Northern Appalachia	41,616	27,729	13,887	50.1%
Other and Corporate	9,157	6,428	2,729	42.5%
Elimination	(6,342)	(5,414)	(928)	(17.1)%

Total Segment Adjusted EBITDA Expense (3)	$250,942	$204,707	$46,235	22.6%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP measure) is defined as Net Income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization, net income attributable to noncontrolling interest and general and administrative expenses. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income and Net Income of ARLP, the most comparable GAAP measure (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Segment Adjusted EBITDA	$140,580	$86,403
General and administrative	(11,628)	(9,307)
Depreciation, depletion and amortization	(35,677)	(28,272)
Interest expense, net	(7,391)	(7,515)
Income tax (expense) benefit	(423)	201

Net income	$85,461	$41,510
Net income attributable to noncontrolling interest	—	(50)

Net Income of ARLP	$85,461	$41,460

(3)	Segment Adjusted EBITDA Expense (a non-GAAP measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP measure (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Segment Adjusted EBITDA Expense	$250,942	$204,707
Outside coal purchases	(4,544)	(432)
Other income	304	202

Operating expense (excluding depreciation, depletion and amortization)	$246,702	$204,477

Illinois Basin – Segment Adjusted EBITDA increased 50.5% to $115.9 million in the 2010 Quarter from $77.0 million in the 2009 Quarter. The increase of $38.9 million was primarily attributable to a 20.8% increase in tons sold to 6.1 million tons in the 2010 Quarter, as well as strong contract pricing reflecting a higher average coal sales price of $47.47 per ton sold during the 2010 Quarter compared to $43.06 per ton sold for the 2009 Quarter. Coal sales increased 33.1% to $290.2 million in the 2010 Quarter compared to $218.0 million in the 2009 Quarter. The increase of $72.2 million primarily reflects increased sales from our new River View mine (which commenced operations in August 2009 and continued to expand production during the 2010 Quarter), partially offset by production disruptions at our Dotiki and Pattiki mines. Total Segment Adjusted EBITDA Expense for the 2010 Quarter increased 23.7% to $174.6 million from $141.1 million in the 2009 Quarter and increased $0.68 per ton sold to $28.56 from $27.88 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses as well as a $1.2 million loss on the retirement of certain assets related to the failed vertical hoist conveyor system at our Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure” of this Quarterly Report on Form 10-Q.

Central Appalachia – Segment Adjusted EBITDA increased 44.9% to $8.9 million for the 2010 Quarter compared to $6.1 million in the 2009 Quarter. The increase of $2.8 million was primarily attributable to strong contract pricing reflecting a higher average coal sales price of $75.24 per ton sold during the 2010 Quarter compared to $66.70 per ton sold for the 2009 Quarter, partially offset by lower sales volumes due to the timing of contract shipments, reduced production due to increased regulatory oversight and the continued impact of idling one mining unit at Pontiki in July 2009. Segment Adjusted EBITDA Expense per ton sold during the 2010 Quarter increased to $58.82 compared to $56.69 per ton sold in the 2009 Quarter, an increase of $2.13 per ton sold reflecting certain cost increases described above under consolidated operating expenses, as well as lower production volumes and increased regulatory cost. Although Segment Adjusted EBITDA Expense per ton sold increased in the 2010 Quarter, Segment Adjusted EBITDA Expense for the 2010 Quarter decreased 8.4% to $31.9 million from $34.8 million in the 2009 Quarter primarily as a result of lower coal sales volumes offset in part by higher expenses per ton as described above.

Northern Appalachia – Segment Adjusted EBITDA increased to $14.1 million for the 2010 Quarter as compared to $1.6 million in the 2009 Quarter. This increase of $12.5 million was primarily attributable to strong contract pricing reflecting a higher average sales price of $65.87 per ton sold for the 2010 Quarter compared to $50.25 per ton sold for the 2009 Quarter, as well as increased tons sold which increased 46.1% to 0.8 million tons in the 2010 Quarter, both resulting from improved demand in the export coal markets. Total Segment Adjusted EBITDA Expense for the 2010 Quarter increased 50.1% to $41.6 million from $27.7 million in the 2009 Quarter and increased $1.34 per ton sold to $49.97 from

$48.63 per ton sold, primarily as a result of higher coals sales volumes, lower coal recoveries, as well as the other cost increases described above under consolidated operating expenses, including expenses incurred related to our Tunnel Ridge mine development project, increased coal purchases, the resumption in February 2010 of a third-party mining operation that had been idled in May 2009 and increased production from existing operations. Increased outside coal purchases and third-party mining production were both in response to improved demand, as noted above.

Other and Corporate – Segment Adjusted EBITDA was $1.7 million in the 2010 Quarter and the 2009 Quarter. Other sales and operating revenues increased 33.4% to $10.8 million for the 2010 Quarter compared to $8.1 million for the 2009 Quarter. The increase of $2.7 million was primarily attributable to increased third-party sales of mine safety equipment by Matrix Design. Segment Adjusted EBITDA Expense increased 42.5% to $9.2 million for the 2010 Quarter, primarily due to increased expenses associated with higher outside services revenue and product sales at Matrix Design.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We reported record Net Income of ARLP of $160.4 million for the six months ended June 30, 2010 (“2010 Period”) compared to $114.0 million for the six months ended June 30, 2009 (“2009 Period”). This increase of $46.4 million was principally due to increased tons sold and improved contract pricing resulting in an average coal sales price of $50.44 per ton sold, as compared to $47.33 per ton sold for the 2009 Period. We had tons sold of 14.9 million and tons produced of 14.5 million for the 2010 Period compared to 12.7 million tons sold and 13.2 million tons produced for the 2009 Period. This increase in produced tons primarily reflects increased production from our new River View mine and resulted in higher operating expenses during the 2010 Period, particularly impacting materials and supplies expenses and sales-related expenses. Increased operating expenses also reflect the increase in labor and labor-related expenses as well as higher costs associated with beginning coal inventories.

	Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(per ton sold)
Tons sold	14,870	12,674	N/A	N/A
Tons produced	14,461	13,196	N/A	N/A
Coal sales	$750,064	$599,880	$50.44	$47.33
Operating expenses and outside coal purchases	$492,355	$406,045	$33.11	$32.04

Coal sales. Coal sales for the 2010 Period increased 25.0% to $750.1 million from $599.9 million for the 2009 Period. The increase of $150.2 million in coal sales reflected the benefit of increased tons sold (contributing $103.9 million in coal sales) and higher average coal sales prices (contributing $46.3 million in additional coal sales). Average coal sales prices increased $3.11 per ton sold to $50.44 per ton in the 2010 Period as compared to the 2009 Period, primarily as a result of improved contract pricing across all regions.

Operating expenses. Operating expenses increased 21.2% to $486.0 million for the 2010 Period from $400.9 million for the 2009 Period primarily due to record coal sales and increased production volumes. Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased to $10.64 per ton in the 2010 Period from $10.83 per ton in the 2009 Period. The decrease of $0.19 per ton was primarily attributable to increased production volumes at our new River View mine (which has relatively lower costs of production) and a decrease in the cost of training new employees in the Illinois Basin, partially offset by increased mine development labor at our Tunnel Ridge mine, increased regulatory oversight, particularly at our Central Appalachian mines, and production disruptions at our Dotiki and Pattiki mines during the 2010 Quarter;

•

Workers’ compensation expenses per ton produced decreased to $1.00 per ton in the 2010 Period from $1.15 per ton in the 2009 Period. The decrease of $0.15 per ton produced resulted primarily from non-cash charges during the 2009 Period due to discount rate changes, which increased the accrued liabilities for the present value of estimated future claim payments;

•

Material and supplies expenses per ton produced increased 5.8% to $9.96 per ton in the 2010 Period from $9.41 per ton in the 2009 Period. The increase of $0.55 per ton produced resulted from increased costs for certain products and services, primarily roof support (increase of $0.19 per ton), outside services expenses, such as transportation costs (increase of $0.18 per ton), and power and fuel used in the mining process (increase of $0.16 per ton), partially offset by decreased costs per ton in various other categories;

•

Maintenance expenses per ton produced decreased 6.7% to $3.46 per ton in the 2010 Period from $3.71 per ton in the 2009 Period. The decrease of $0.25 per ton produced resulted primarily from the benefit of newer equipment and increased production at our new River View mining complex, partially offset by higher maintenance costs for our mine development project at Tunnel Ridge;

•	Mine administration expenses increased $3.6 million for the 2010 Period compared to the 2009 Period, primarily due to higher costs resulting from increased Matrix Design product sales;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.30 per produced ton sold in the 2010 Period compared to the 2009 Period primarily as a result of increased average coal sales prices across all regions;

•

Operating expenses per ton also increased in the 2010 Period due to 1.3 million tons sold from higher cost per ton beginning of the year coal inventory compared to 261,000 tons sold from beginning coal inventory in the 2009 Period;

•

Operating expenses for the 2010 Period included $1.2 million related to the retirement of certain assets related to the failed vertical hoist conveyor system at our Pattiki mine. For more information, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure” of this Quarterly Report on Form 10-Q; and

•

Certain operating expenses incurred during the 2010 Period related to River View and our Tunnel Ridge mine development project increased $54.4 million over the 2009 Period. These expenses are generally included in the variances discussed above.

General and administrative. General and administrative expenses for the 2010 Period increased to $22.3 million compared to $19.0 million in the 2009 Period. The increase of $3.3 million was primarily due to increased incentive compensation expenses and salary expenses due to increased headcount.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, products and services provided by MAC (in the 2009 Period only) and Matrix Design, and other outside services and administrative services revenue from affiliates. Other sales and operating revenues increased to $12.4 million for the 2010 Period from $9.6 million for the 2009 Period. The increase of $2.8 million was primarily attributable to increased Matrix Design product sales partially offset by decreased rock dust revenues reflecting the deconsolidation of MAC. For more information about MAC, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 13. Noncontrolling Interest” of this Quarterly Report on Form 10-Q.

Outside coal purchases. Outside coal purchases increased to $6.4 million for the 2010 Period from $5.2 million in the 2009 Period. The increase of $1.2 million was primarily attributable to an increase in outside coal purchases at our Northern Appalachian region in response to improved demand in export coal market partially offset by decreased outside coal purchases in the Central Appalachian region due to the lack of attractive sales opportunities in the coal spot markets that were available in the first quarter of 2009.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $72.0 million for the 2010 Period from $55.6 million for the 2009 Period. The increase of $16.4 million was primarily attributable to additional depreciation expense associated with continuing capital expenditures related to infrastructure improvements, efficiency projects and expansion of production capacity, particularly at our River View mine.

Interest expense. Interest expense, net of capitalized interest, decreased to $15.0 million for the 2010 Period from $15.8 million for the 2009 Period. The decrease of $0.8 million was principally attributable to reduced interest expense resulting from our August 2009 principal repayment of $18.0 million on our original senior notes issued in 1999, partially offset by increased interest expense for borrowings on our $150.0 million revolving credit facility (“ARLP Credit Facility”) during the 2010 Period, each of which are discussed in more detail below under “–Debt Obligations.”

Interest income. Interest income decreased to $0.1 million for the 2010 Period from $0.9 million for the 2009 Period. The decrease of $0.8 million resulted from decreased interest income earned on short-term investments purchased with proceeds from the 2008 financing activities in the 2009 Period, which were substantially liquidated throughout 2009.

Transportation revenues and expenses. Transportation revenues and expenses each decreased to $18.5 million for the 2010 Period compared to $23.7 million for the 2009 Period. The decrease of $5.2 million was primarily attributable to decreased coal sales volumes in the 2010 Period for which we arranged the transportation compared to the 2009 Period, as well as a decrease in average transportation rates of $0.24 on a per ton basis in the 2010 Period compared to the 2009 Period reflecting in part lower fuel costs. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

Income tax expense. Income tax expense increased to $0.6 million for the 2010 Period compared to $0.2 million for the 2009 Period. The increase of $0.4 million was primarily due to differences in the forecasted annual operating income for 2010 as compared to 2009 for Matrix Design. Increased taxes reflect higher net income in the 2010 Period from our Matrix Design operation.

Net income attributable to noncontrolling interest. The noncontrolling interest represents a 50% third-party interest in MAC. The third-party’s portion of MAC’s net income was $0.2 million for the 2009 Period. Effective January 1, 2010, we deconsolidated MAC based on the amendments to the provisions of FASB ASC 810, Consolidation. For more information about MAC, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 13. Noncontrolling Interest” of this Quarterly Report on Form 10-Q.

Segment Adjusted EBITDA. Our 2010 Period Segment Adjusted EBITDA increased $66.4 million, or 32.6%, to $270.3 million from the 2009 Period Segment Adjusted EBITDA of $203.9 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,
	2010	2009	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$230,001	$167,770	$62,231	37.1%
Central Appalachia	15,834	22,969	(7,135)	(31.1)%
Northern Appalachia	21,111	8,337	12,774	(1)
Other and Corporate	3,331	4,909	(1,578)	(32.1)%
Elimination	—	(82)	82	(1)

Total Segment Adjusted EBITDA (2)	$270,277	$203,903	$66,374	32.6%

Tons sold
Illinois Basin	12,190	10,025	2,165	21.6%
Central Appalachia	1,149	1,379	(230)	(16.7)%
Northern Appalachia	1,531	1,270	261	20.6%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	14,870	12,674	2,196	17.3%

Coal sales
Illinois Basin	$576,644	$439,491	$137,153	31.2%
Central Appalachia	80,466	94,786	(14,320)	(15.1)%
Northern Appalachia	92,940	65,146	27,794	42.7%
Other and Corporate	14	457	(443)	(96.9)%
Elimination	—	—	—	—

Total coal sales	$750,064	$599,880	$150,184	25.0%

Other sales and operating revenues
Illinois Basin	$800	$804	$(4)	(0.5)%
Central Appalachia	114	128	(14)	(10.9)%
Northern Appalachia	1,758	1,475	283	19.2%
Other and Corporate	21,335	17,478	3,857	22.1%
Elimination	(11,593)	(10,245)	(1,348)	(13.2)%

Total other sales and operating revenues	$12,414	$9,640	$2,774	28.8%

Segment Adjusted EBITDA Expense
Illinois Basin	$347,443	$272,524	$74,919	27.5%
Central Appalachia	64,746	71,945	(7,199)	(10.0)%
Northern Appalachia	73,587	58,284	15,303	26.3%
Other and Corporate	18,018	13,027	4,991	38.3%
Elimination	(11,593)	(10,163)	(1,430)	(14.1)%

Total Segment Adjusted EBITDA Expense (3)	$492,201	$405,617	$86,584	21.3%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP measure) is defined as Net Income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization, net income attributable to noncontrolling interest and general and administrative expenses. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support its indebtedness;

•	our operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income and Net Income of ARLP, the most comparable GAAP measure (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Segment Adjusted EBITDA	$270,277	$203,903
General and administrative	(22,329)	(19,041)
Depreciation, depletion and amortization	(71,973)	(55,622)
Interest expense, net	(14,935)	(14,865)
Income tax expense	(591)	(225)

Net income	160,449	114,150
Net income attributable to noncontrolling interest	—	(179)

Net income of ARLP	$160,449	$113,971

(3)	Segment Adjusted EBITDA Expense (a non-GAAP measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers, and consequently we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP measure (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Segment Adjusted EBITDA Expense	$492,201	$405,617
Outside coal purchases	(6,386)	(5,192)
Other income	154	428

Operating expense (excluding depreciation, depletion and amortization)	$485,969	$400,853

Illinois Basin – Segment Adjusted EBITDA increased 37.1% to $230.0 million for the 2010 Period from $167.8 million for the 2009 Period. The increase of $62.2 million was primarily attributable to increased tons sold, which increased 21.6% to 12.2 million tons sold in the 2010 Period, as well as improved contract pricing resulting in a higher average coal sales price of $47.31 per ton during the 2010 Period compared to $43.84 per ton for the 2009 Period. Coal sales increased 31.2% to $576.6 million in the 2010 Period compared to $439.5 million in the 2009 Period. The increase of $137.1 million primarily reflects increased sales from our new River View mine (which commenced operations in August of 2009 and continued to expand production during the 2010 period) and the negative impact of weather disruptions in the 2009 Period at our Dotiki, Warrior and Elk Creek mines, partially offset by production disruptions at our Dotiki and Pattiki mines during the 2010 Period. Total Segment Adjusted EBITDA Expense for the 2010 Period increased 27.5% to $347.4 million from $272.5 million in the 2009 Period and increased $1.32 per ton sold to $28.50 from $27.18 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses as well as a $1.2 million loss on the retirement of certain assets related to the failed vertical hoist conveyor system at our Pattiki mine. For more information, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure” of this Quarterly Report on Form 10-Q.

Central Appalachia – Segment Adjusted EBITDA decreased $7.1 million, or 31.1%, to $15.8 million for the 2010 Period, compared to $23.0 million for the 2009 Period. The decrease was primarily the result of lower sales volumes due to reduced coal demand in the spot market during the 2010 Period, the timing of shipments, increased regulatory oversight and the continued impact of idling one mining unit at Pontiki in July 2009, partially offset by improved contract pricing in the 2010 Period that resulted in an increase in the average coal sales price of $1.26 per ton to $70.01 per ton in the 2010 Period, as compared to $68.75 per ton in the 2009 Period. Segment Adjusted EBITDA Expense per ton sold during the 2010 Period increased to $56.33 compared to $52.18 per ton sold, an increase of $4.15 per ton sold, reflecting certain cost increases described above under consolidated operating expenses, as well lower coal sales volumes and decreased coal production in response to lower spot market demand and lower productivity due to Pontiki’s transition from the depleted Pond Creek coal seam into the thinner Van Lear coal seam during the 2009 Period. Although Segment Adjusted EBITDA Expense per ton sold increased, Segment Adjusted EBITDA Expense for the 2010 Period decreased 10.0% to $64.7 million from $71.9 million in the 2009 Period primarily as a result of lower coal sales offset in part by higher expenses per ton as described above.

Northern Appalachia – Segment Adjusted EBITDA increased to $21.1 million for the 2010 Period, compared to $8.3 million for the 2009 Period. The increase of $12.8 million was primarily attributable to strong contract pricing reflecting a higher average sales price of $60.73 per ton sold for the 2010 Period compared to $51.28 per ton sold for the 2009 Period, as well as increased tons sold which increased 20.6% to 1.5 million tons in the 2010 Period, both resulting from improved demand in the export coal markets. Segment Adjusted EBITDA Expense for the 2010 Period increased 26.3% to $73.6 million from $58.3 million in the 2009 Period and increased $2.20 on a per ton sold basis to $48.08 from $45.88 per ton sold, primarily as a result higher coal sales volumes as well as other cost increases described above under consolidated operating expenses, including expenses incurred related to our Tunnel Ridge mine development project.

Other and Corporate – Segment Adjusted EBITDA decreased to $3.3 million in the 2010 Period from $4.9 million in the 2009 Period, primarily attributable to higher costs associated with Matrix Design product sales, decreased MAC rock dust revenues and the impact of the deconsolidation of MAC effective January 1, 2010, a loss in the 2010 Period compared to a gain in the 2009 Period associated with United Kingdom (“UK”) currency held for future equipment purchases from a UK supplier, lower Mt. Vernon transportation revenues and lower coal brokerage sales. For more information about MAC, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 13. Noncontrolling Interest” of this Quarterly Report on Form 10-Q. Segment Adjusted EBITDA Expense increased 38.3% to $18.0 million for the 2010 Period, primarily due to increased expenses associated with higher outside services revenue and product sales.

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

Cash Flows

Cash provided by operating activities was $258.9 million for the 2010 Period compared to $164.3 million for the 2009 Period. The increase in cash provided by operating activities was principally attributable to higher net income, increases in certain operating liabilities, such as accrued taxes other than income taxes, accrued payroll and related expenses and a reduction in coal inventory costs during the 2010 Period as compared to a significant increase during the 2009 Period. These increases in cash provided by operating activities were partially offset by increases in certain operating assets, such as accounts receivable.

Net cash used in investing activities was $183.6 million for the 2010 Period compared to $169.6 million for the 2009 Period. The increase in cash used for investing activities was primarily attributable to increased Tunnel Ridge capital expenditures and timing differences in accounts payable and accrued liabilities compared to the 2009 Period, partially offset by a decrease in capital expenditures due to the completion of River View mine development during the third quarter of 2009 and Warrior’s infrastructure additions during the second quarter of 2009.

Net cash used in financing activities was $86.8 million for the 2010 Period compared to $82.3 million for the 2009 Period. The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2010 Period, partially offset by net borrowings of $5.0 million under the ARLP Credit Facility in the 2010 Quarter for capital expenditures primarily related to our continuing growth initiatives (see “—Debt Obligations” below).

Capital Expenditures

Capital expenditures were comparable at $174.8 million and $174.7 million in the 2010 Period and 2009 Period, respectively. See “—Cash Flows” above for additional information regarding capital expenditures.

Our anticipated total capital expenditures for the year ending December 31, 2010 are estimated in a range of $285 to $325 million. Management anticipates funding remaining 2010 capital requirements with cash and cash equivalents ($9.7 million as of June 30, 2010), cash flows provided by operations, borrowing available under the ARLP Credit Facility and, as necessary, by accessing the debt or equity capital markets. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

ARLP Credit Facility. Our Intermediate Partnership maintains the ARLP Credit Facility, a $150.0 million revolving credit facility that matures September 25, 2012. On September 30, 2009, our Intermediate Partnership entered into Amendment No. 2 (the “Credit Amendment”) to the ARLP Credit Facility. The Credit Amendment increased the annual capital expenditure limits under the ARLP Credit Facility. The new limits are $471.8 million for 2010, $350.0 million for 2011 and $250.0 million for 2012. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit for the subsequent year.

At June 30, 2010, we had $11.6 million of letters of credit and $5.0 million of net borrowings outstanding with $125.9 million available for borrowing under the ARLP Credit Facility. We incur an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

Lehman Commercial Paper, Inc. (“Lehman”), a subsidiary of Lehman Brothers Holding, Inc., holds a 5%, or $7.5 million, commitment in our $150 million ARLP Credit Facility. The ARLP Credit Facility is underwritten by a syndicate of twelve financial institutions, including Lehman, with no individual institution representing more than 11.3% of the $150 million revolving credit facility. Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in early October 2008. The obligations of the lenders under the ARLP Credit Facility are individual obligations and the failure of one or more lenders does not relieve the remaining lenders of their funding obligations. On February 11, 2010, we gave our lenders a notice of borrowing under the ARLP Credit Facility and, in response to that notice, Lehman notified us that it would not fund its proportionate share of the borrowing. As a result, as of February 11, 2010, Lehman became a defaulting lender and availability for borrowing under the ARLP Credit Facility was reduced by $7.5 million. We are currently in negotiations to amend the ARLP Credit Facility to remove Lehman as a commitment holder.

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

The ARLP Credit Facility, Senior Notes and Series A and Series B Senior Notes (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain the following: (i) debt to cash flow ratio of not more than 3.0 to 1.0, (ii) cash flow to interest expense ratio of not less than 4.0 to 1.0, in each case, during the four most recently ended fiscal quarters and (iii) maximum annual capital expenditures, excluding acquisitions, of $471.8 million for the year ending December 31, 2010. The debt to cash flow ratio and cash flow to interest expense ratio were 1.08 to 1.0 and 13.1 to 1.0, respectively, for the trailing twelve months ended June 30, 2010. Actual capital expenditures were $174.8 million for the 2010 Period. We were in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2010.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At June 30, 2010, we had $31.1 million in letters of credit outstanding under agreements with these two banks. SGP guarantees $5.0 million of these outstanding letters of credit.

Related-Party Transactions

We have continuing related-party transactions with our managing general partner, AHGP and SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. (“ARH II”) and their respective affiliates, a time sharing agreement concerning use of aircraft and mineral and equipment leases with SGP and its affiliates, and guarantees from SGP for certain letters of credit.

MAC has a $1.75 million Revolving Credit Agreement (“Revolver”) with ARLP. On November 17, 2009, MAC entered into Amendment No. 2, effective June 30, 2009, which increased the Revolver to $1.75 million from $1.5 million. The Revolver is scheduled to expire on December 31, 2010. At June 30, 2010, MAC owed ARLP $1.7 million under the Revolver, which is classified as Due From Affiliates on our condensed consolidated balance sheets.

On April 1, 2010, effective January 1, 2010, ARLP entered into an Amended and Restated Administrative Services Agreement (the “Agreement”) with our managing general partner, our Intermediate Partnership, AHGP and its general partner AGP, and ARH II, the indirect parent of SGP. The Agreement supersedes the Administrative Services Agreement signed in connection with the AHGP initial public offering in 2006. Under the Agreement, certain employees, including some executive officers, provide administrative services to AHGP and ARH II and their respective affiliates. We are reimbursed for services rendered by our employees on behalf of these affiliates as provided under the Agreement.

Because the Agreement described above was a related-party transaction, it was reviewed by the board of directors of our managing general partner and its conflicts committee. Based upon this review, the conflicts committee determined that this transaction reflected market clearing terms and conditions. As a result, the board of directors of our managing general partner and its conflicts committee approved the transaction as fair and reasonable to us and our limited partners.

Please read our Annual Report on Form 10-K for the year ended December 31, 2009, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning the related-party transactions described above.

New Accounting Standards

New Accounting Standards Issued and Adopted

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codified Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R)), which changed the consolidation guidance applicable to a variable interest entity (“VIE”). ASU 2009-17 updated the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate such VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of whether the enterprise has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-17 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB ASC 810, Consolidation, required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special purpose entities, which were previously exempt from the application of this standard, are now subject to the provisions of ASU 2009-17. In addition, ASU 2009-17 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The provisions of ASU 2009-17 were effective as of the beginning of interim and annual reporting periods that began after November 15, 2009. Based on our evaluation of ASU 2009-17, we deconsolidated Mid-America Carbonates, LLC (“MAC”) upon adoption, effective January 1, 2010. For more information about MAC, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 13. Noncontrolling Interest” of this Quarterly Report on Form 10-Q. The deconsolidation of MAC did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended guidance on certain aspects of FASB ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures of transfers into and out of Level 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, all on a gross basis. ASU 2010-06 also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. The provisions of ASU 2010-06 were effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have an impact on our condensed consolidated financial statements.

Other

Pattiki Vertical Hoist Conveyor System Failure

On May 13, 2010, White County Coal’s Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. On July 19, 2010, White County Coal’s efforts to repair the vertical hoist conveyor system had progressed sufficiently to allow resumption of limited production operations. Our operating expenses for the three months ended June 30, 2010 includes $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. We are also conducting a review of our commercial property (including business interruption) insurance policies, which provide for self-retention, various deductibles and 22% co-insurance for the first $50 million in coverage. Until such analysis is completed, we can make no assurances of the amount or timing of recoveries under such policies, if any.

Expanded coal production at our other coal mines in the region, including addition of the seventh and eighth production units at the River View mine, partially offset the loss of production from the Pattiki mine. Consequently, the temporary idling of the Pattiki mine did not have a material adverse impact on our results of operations and cash flows. On July 19, 2010, the Pattiki mine resumed limited production while it continues to assess the effectiveness and reliability of the repaired vertical hoist conveyor system until such time it determines the system is safe to operate at full capacity.

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

Almost all of our transactions are denominated in U.S. dollars and, as a result, we do not have material exposure to currency exchange-rate risks. During 2009, we entered into a contract to purchase longwall shields for our Tunnel Ridge mine from a foreign supplier for approximately £10.2 million. We paid £9.2 million to this foreign supplier through June 30, 2010 with the remaining balance, which is maintained in British Pounds, to be paid out through 2011. We do not have any interest rate or commodity price-hedging transactions outstanding.

Borrowings under the ARLP Credit Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates. We had net borrowings of $5.0 million outstanding under the ARLP Credit Facility as of June 30, 2010.

As of June 30, 2010, the estimated fair value of the Senior Notes and Series A and Series B Senior Notes was approximately $490.4 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2010. There were no other significant changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of June 30, 2010. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the ARLP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended June 30, 2010, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	legislation, regulatory and court decisions and interpretations thereof, including issues related to climate change and miner health and safety;

•	our productivity levels and margins earned on our coal sales;

•	greater than expected increases in raw material costs;

•	greater than expected shortage of skilled labor;

•	our ability to maintain satisfactory relations with our employees;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments associated with post- mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining our surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	difficulty in making accurate assumptions and projections regarding pension, black lung benefits and other post-retirement benefit liabilities;

•

coal market’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy, such as natural gas, nuclear energy and renewable fuels;

•	replacement of coal reserves;

•	a loss or reduction of benefits from certain tax credits;

•	difficulty obtaining commercial property insurance, and risks associated with our participation (excluding any applicable deductible) in the commercial insurance property program; and

•	other factors, including those discussed in “Part II. Item 1A. Risk Factors” and “Part II. Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q.

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

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” in the Annual Report on Form 10-K for the year ended December 31, 2009 and “Part II. Item 1. Legal Proceedings” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

On April 24, 2006, we were served with a complaint from Mr. Ned Comer, et al. (the “Plaintiffs”) alleging that approximately 40 oil and coal companies, including us, (the “Defendants”) are liable to the Plaintiffs for tortuously causing damage to Plaintiffs’ property in Mississippi. The Plaintiffs allege that the Defendants’ greenhouse gas emissions caused global warming and resulted in the increase in the destructive capacity of Hurricane Katrina. On August 30, 2007, the trial court dismissed the Plaintiffs’ complaint. On September 17, 2007, Plaintiffs filed a notice of appeal of that dismissal to the U.S. Court of Appeals for the Fifth Circuit. On October 16, 2009, the Fifth Circuit overturned the trial court’s dismissal of the Plaintiffs’ private nuisance, trespass and negligence claims, finding Article III constitutional standing and no political question. The Fifth Circuit remanded these claims to the trial court for further proceedings. By order filed February 26, 2010, the Fifth Circuit granted the Defendants’ petition for rehearing en banc, with oral argument scheduled for May 24, 2010. On May 28, 2010, the Fifth Circuit Court of Appeals dismissed the appeal because the court did not have a quorum after one of the judges hearing the appeal recused herself. The court ruled that, without a quorum, it could not decide the appeal nor could it reinstate the earlier ruling by a three judge panel that would have reversed the District Courts decision dismissing the case. Plaintiffs have 90 days to appeal to the U.S. Supreme Court. To date, we have not received a notice of appeal. We believe this complaint is without merit and we do not believe that an adverse decision in this litigation matter, if any, based on our status as a defendant, will have a material adverse effect on our business, financial position or results of operations. If, however, tort claims brought in this and other cases against corporate defendants for liability arising from greenhouse gas emissions are successful, demand for our coal could be adversely impacted.

ITEM 1A.	RISK FACTORS

We are subject to a variety of risks, including, but not limited to those referenced under the heading “Health Care Reform” of “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and those referenced herein to other Items contained in our Annual Report on Form 10-K for the year ended December 31, 2009, including “Item 1. Business”, “Item 1A. Risk Factors”, “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as set forth under “—Health Care Reform” and elsewhere under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, we do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows.

Recent legislation regarding healthcare may adversely impact our results of operations.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. Additionally, on March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. The passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “Health Care Act”) will result in comprehensive changes to health care in the United States. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

The Health Care Act has both short-term and long-term implications on benefit plan eligibility, coverage requirements, and benefit standards and limitations. In the short term, our healthcare costs are expected to increase due to raising the maximum age and easing of eligibility limitations for covered dependents. The Health Care Act also prevents the group health plan from limiting benefit payments for participants who meet or exceed annual or lifetime dollar limits per covered individual. In the long term, our healthcare costs could increase for various reasons due to the Health Care Act, including the potential impact of an excise tax on “high cost” plans (beginning in 2018), among other standard requirements.

We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of the Health Care Act and reporting required thereunder. Until these regulations or interpretations are published, we are unable to reasonably estimate the impact of such federal mandate requirements on our future healthcare costs.

We will continue to evaluate the potential impact of the legislation on our self-insured long term disability plan, pneumoconiosis (“Black Lung”) liabilities, results of operations and internal controls as governmental agencies issue interpretations regarding the meaning and scope of the Health Care Act. However, we believe it is likely that our costs will increase as a result of these provisions, which may have an adverse impact on our results of operations and cash flows.

Recent health care legislation has generally made it easier for claimants to assert and prosecute Black Lung claims, which could increase our exposure to Black Lung benefit liabilities.

The recently enacted Health Care Act includes a Black Lung provision that creates a rebuttable presumption that a miner with at least 15 years of service, with totally disabling pulmonary or respiratory lung impairment and negative radiographic chest x-ray evidence, would be disabled due to pneumoconiosis and be eligible for Black Lung benefits. The new Health Care Act also makes it easier for widows of miners to become eligible for benefits, as it amended previous legislation related to coal workers’ Black Lung benefits by providing automatic extensions of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims, effective for claims filed or pending after January 1, 2005. As a result of this new legislation, the number of claimants who are awarded benefits and our future payments of Black Lung benefits could increase, which may have an adverse impact on our results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5. OTHER INFORMATION

Federal Mine Safety and Health Act Information

Workplace safety is fundamental to our culture. Our operating subsidiaries empower their employees to be actively involved in continuous efforts to prevent accidents. By providing a work environment that rewards safety and encourages employee participation in the safety process, our mining operations strive to be the leaders in safety performance in our industry.

We are also a leader in developing and implementing new technologies to improve safety throughout the industry. For example, our subsidiary Matrix Design Group, LLC (“Matrix”) recently announced the development of two innovative technologies designed to improve safety in underground mining operations - a portable, wireless communication and electronic tracking system designed to allow surface personnel the ability to communicate with and locate underground mining personnel and a proximity detection system designed to improve the safety of continuous mining units used in underground operations. Matrix has completed installation of its communication and tracking system at all of our operating subsidiaries and has either installed or received orders to install this vital safety system at over half of the operating underground coal mines in the U.S. In addition, Matrix has installed and is conducting field tests on seven of its proximity detection systems at five of our operating subsidiaries’ underground coal mines.

Our industry is focused on improving employee safety and its safety performance is continuously monitored, including through the mining industry standard of “non-fatal days lost”, or “NFDL”, which reflects both the frequency and severity of injuries incurred and, we believe, is a better measure of safety performance than compliance statistics. As indicated in the chart below, these efforts have resulted in significant safety improvements as the industry average NFDL, as reported(a) by the Mine Safety and Health Administration (“MSHA”), has decreased approximately 62% since 1998.

(a)	Data compiled for all U.S. underground bituminous coal mines and related surface facilities from the MSHA report “Mine Injury and Worktime, Quarterly Closeout Edition.” Data for 1998 through 2009 reflects the “January – December, Final” report for each year. Data for 2010 reflects the “January – March, Preliminary” report for the first three months of 2010.

During this same time period, the combined NFDL rating of our operating subsidiaries has averaged approximately one-third better than the industry average. The average NFDL rating of our operating subsidiaries for the first half of 2010 has positioned us to achieve our best annual NFDL results in our history.

        Our mining operations are subject to extensive and stringent compliance standards established pursuant to the Federal Mine Safety and Health Act of 1977, as amended by the Federal Mine Improvement and New Emergency Response Act of 2006 (as amended, the “Mine Act”). MSHA monitors and rigorously enforces compliance with these standards, and our mining operations are inspected frequently. During the three months ended June 30, 2010, our mines were subject to 1,610 MSHA inspection days, with an average of only 0.18 “significant and substantial”, or “S&S”, citations written per inspection day.

        We endeavor to comply at all times with all Mine Act regulations. However, the Mine Act has been construed as authorizing MSHA to issue citations and orders pursuant to the legal doctrine of strict liability, or liability without fault. If, in the opinion of an MSHA inspector, a condition that violates the Mine Act or regulations promulgated pursuant to it exists, then a citation or order will be issued regardless of whether we had any knowledge of, or fault in, the existence of that condition. Many of the Mine Act standards include one or more subjective elements, so that issuance of a citation often depends on the opinions or experience of the MSHA inspector involved and the frequency of citations will vary from inspector to inspector.

The number of citations issued also is affected by the size of the mine, in that the number of citations issued generally increases with the size of the mine. Our mines typically are larger in scale than most underground coal mines in the U.S. in terms of area, production and employee hours.

We take all allegations of violations of Mine Act standards seriously, and if we disagree with the assertions of an MSHA inspector, we exercise our right to challenge those findings by “contesting” the citation or order pursuant to the procedures established by the Mine Act and its regulations. On average, our operating subsidiaries contest approximately 25% of all citations and the majority of S&S citations issued by MSHA inspectors. These contest proceedings frequently result in the dismissal or modification of previously issued citations, substantial reductions in the penalty amounts originally assessed by MSHA, or both.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires issuers to include in periodic reports filed with the SEC certain information relating to citations or orders for violations of standards under the Mine Act. Responding to that legislation, we report that, for the three months ended June 30, 2010, none of our operating subsidiaries (a) received any violations under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) received any MSHA written notice under Mine Act section 104(e) of a pattern of violations of mandatory health or safety standards or the potential to have such a pattern, or (c) had any legal proceedings (i.e. appeals before the Federal Mine Safety and Health Review Commission (the “Commission”)) pending. We have 249 contests pending before administrative law judges of the Commission that were initiated during the quarter and that involve all types of citations (i.e., not just S&S citations). Two miners were fatally injured in a roof fall accident at Webster County Coal, LLC’s Dotiki Mine on April 28, 2010. Our internal investigation revealed the accident was the result of unpredictable and unforeseeable geologic conditions.

The following chart sets out additional information responding to the Dodd-Frank Act for the three months ended June 30, 2010:

Subsidiary Name (1)	Section 104(a) Citations (2)	Section 104(b) Orders (3)	Section 104(d) Citations and Orders (4)	Section 107(a) Orders (5)	Total Proposed Assessments (in thousands) (6)
Illinois Basin Operations
Webster County Coal, LLC (KY)	65	—	1	—	$55.0
Warrior Coal, LLC (KY)	25	—	—	—	$26.3
Hopkins County Coal, LLC (KY)	10	1	—	—	$3.6
River View Coal, LLC (KY)	62	—	1	1	$33.9
White County Coal, LLC (IL)	37	—	2	—	$15.8
Gibson County Coal, LLC (IN)	15	—	—	—	$40.2

Central Appalachian Operations
Pontiki Coal, LLC (KY)	40	—	—	—	$214.8
MC Mining, LLC (KY)	34	—	—	1	$46.7

Northern Appalachian Operations
Mettiki Coal, LLC (MD)	2	—	—	—	$1.0
Mettiki Coal (WV), LLC	4	—	—	—	$2.5
Tunnel Ridge, LLC (PA/WV)	1	—	—	—	$—

(1)

The statistics reported for each of our subsidiaries listed above include all components of the mining complex involved and therefore may involve multiple MSHA identification numbers. Any S&S citations or orders issued to our subsidiary, Excel Mining, LLC, are included in the statistics for either Pontiki Coal, LLC or MC Mining, LLC, depending on the mining complex involved.

(2)	Mine Act section 104(a) citations shown above are for alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(3)	Mine Act section 104(b) orders are for alleged failures to totally abate a citation within the period of time specified in the citation.

(4)

Mine Act section 104(d) citations and orders are for an alleged unwarrantable failure (i.e. aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.

(5)	Mine Act section 107(a) orders are for alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated.

(6)	Amounts shown include assessments proposed by MSHA during the three months ended June 30, 2010 on the citations and orders reflected in this chart.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.1	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.					☑

10.2	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.					☑

31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 9, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2010 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 9, 2010.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III President, Chief Executive Officer and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell Senior Vice President and Chief Financial Officer