Form 10-Q
period 2011-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2011-05-09
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, 36,775,741 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$338,976	$339,562
Trade receivables	123,777	112,942
Other receivables	1,366	2,537
Due from affiliates	152	1,912
Inventories	55,631	31,548
Advance royalties	4,812	4,812
Prepaid expenses and other assets	7,231	10,024

Total current assets	531,945	503,337

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,652,197	1,598,130
Less accumulated depreciation, depletion and amortization	(673,275)	(648,883)

Total property, plant and equipment, net	978,922	949,247

OTHER ASSETS:
Advance royalties	30,464	27,439
Other long-term assets	21,075	21,255

Total other assets	51,539	48,694

TOTAL ASSETS	$1,562,406	$1,501,278

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$68,218	$63,339
Due to affiliates	627	573
Accrued taxes other than income taxes	17,065	13,901
Accrued payroll and related expenses	28,372	30,773
Accrued interest	7,673	2,491
Workers’ compensation and pneumoconiosis benefits	8,358	8,518
Current capital lease obligations	817	295
Other current liabilities	14,950	16,715
Current maturities, long-term debt	18,000	18,000

Total current liabilities	164,080	154,605

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	704,000	704,000
Pneumoconiosis benefits	46,353	45,039
Accrued pension benefit	13,029	13,296
Workers’ compensation	63,235	59,796
Asset retirement obligations	56,567	56,045
Due to affiliates	—	1,954
Long-term capital lease obligations	3,002	165
Other liabilities	3,582	10,595

Total long-term liabilities	889,768	890,890

Total liabilities	1,053,848	1,045,495

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Resource Partners, L.P. (“ARLP”) Partners’ Capital:
Limited Partners - Common Unitholders 36,775,741 and 36,716,855 units outstanding, respectively	812,514	761,875
General Partners’ deficit	(285,301)	(287,371)
Accumulated other comprehensive loss	(18,655)	(18,721)

Total Partners’ Capital	508,558	455,783

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,562,406	$1,501,278

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

SALES AND OPERATING REVENUES:
Coal sales	$407,685	$364,159
Transportation revenues	9,300	9,705
Other sales and operating revenues	6,273	6,797

Total revenues	423,258	380,661

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	256,118	239,267
Transportation expenses	9,300	9,705
Outside coal purchases	3,789	1,842
General and administrative	12,420	10,701
Depreciation, depletion and amortization	37,862	36,296

Total operating expenses	319,489	297,811

INCOME FROM OPERATIONS	103,769	82,850
Interest expense (net of interest capitalized for the three months ended March 31, 2011 and 2010 of $145 and $268, respectively)	(9,310)	(7,595)
Interest income	105	51
Other income (expense)	587	(150)

INCOME BEFORE INCOME TAXES	95,151	75,156
INCOME TAX EXPENSE (BENEFIT)	(229)	168

NET INCOME	$95,380	$74,988

GENERAL PARTNERS’ INTEREST IN NET INCOME	$21,005	$17,042

LIMITED PARTNERS’ INTEREST IN NET INCOME	$74,375	$57,946

BASIC NET INCOME PER LIMITED PARTNER UNIT (Note 6)	$1.99	$1.56

DILUTED NET INCOME PER LIMITED PARTNER UNIT (Note 6)	$1.99	$1.56

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.86	$0.775

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - BASIC	36,748,915	36,690,803

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - DILUTED	36,748,915	36,690,803

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$120,848	$106,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(63,782)	(77,457)
Changes in accounts payable and accrued liabilities	(4,836)	6,048
Proceeds from sale of property, plant and equipment	54	101
Receipts of prior advances on Gibson rail project	528	562

Net cash used in investing activities	(68,036)	(70,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	—	33,250
Payments under revolving credit facilities	—	(10,000)
Payments on capital lease obligations	(166)	(79)
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(2,324)	(1,265)
Cash contributions by General Partners	87	43
Distributions paid to Partners	(50,995)	(44,653)

Net cash used in financing activities	(53,398)	(22,704)

EFFECT OF CURRENCY TRANSLATION ON CASH	—	(282)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(586)	12,914

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	339,562	21,556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$338,976	$34,470

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,058	$3,906

Cash paid for income taxes	$—	$60

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$8,503	$26,867

Market value of common units issued for Long-Term Incentive Plan before minimum statutory tax withholding requirements	$6,572	$3,396

Assets acquired by capital lease	$3,525	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2011 and December 31, 2010, and results of our operations and cash flows for the three months ended March 31, 2011 and 2010. All of our intercompany transactions and accounts have been eliminated.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

New Accounting Standards Issued and Adopted

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 amended FASB’s Accounting Standards Codification (“ASC”) 805, Business Combinations, to specify that if a public entity presents comparative financial statements and a business combination has occurred during the current reporting period, then the public entity should disclose revenues and earnings of the combined entity as though the business combination that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under FASB ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenues and earnings. The adoption of the ASU 2010-29 amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have an impact on our condensed consolidated financial statements.

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

The carrying amounts for accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At March 31, 2011 and December 31, 2010, the estimated fair value of our long-term debt, including current maturities, was approximately $764.4 million and $809.5 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Note 5).

5.	LONG-TERM DEBT

Long-term debt consists of the following, (in thousands):

	March 31, 2011	December 31, 2010

Credit facility	$—	$—
Senior notes	72,000	72,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000
Term loan	300,000	300,000

	722,000	722,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$704,000	$704,000

On December 29, 2010, our Intermediate Partnership entered into a term loan agreement (the “Term Loan Agreement”) with various financial institutions for a term loan (the “Term Loan”) in the aggregate principal amount of $300 million. The Term Loan bears interest at a variable rate plus an applicable margin which fluctuates depending upon whether we elect the Term Loan (or a portion thereof) to bear interest on the Base Rate or the Eurodollar Rate (as defined in the Term Loan Agreement). We have elected the Eurodollar Rate which, with applicable margin, was 2.3% as of March 31, 2011. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Term Loan Agreement. Upon a “change of control” (as defined in the Term Loan Agreement), the unpaid principal amount of the Term Loan, all interest thereon and all other amounts payable under the Term Loan Agreement will become due and payable.

The net proceeds of the Term Loan will be used for the general corporate, business or working capital purposes of the Intermediate Partnership and its subsidiaries. We incurred debt issuance costs of approximately $1.4 million in 2010 associated with the Term Loan Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Term Loan.

Our Intermediate Partnership has a $142.5 million revolving credit facility (the “ARLP Credit Facility”), $72.0 million in senior notes (“Senior Notes”), $205.0 million in Series A and $145.0 million in Series B senior notes (the “2008 Senior Notes”) and the $300 million Term Loan (collectively, the “ARLP Debt Arrangements”), which are guaranteed by all of the direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain the following: (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 4.0 to 1.0, in both cases, during the four most recently ended fiscal quarters. The ARLP Credit Facility, Senior Notes and the 2008 Senior Notes limit our Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit of the subsequent year. As a result, the capital expenditure limit for 2011 is approximately $531.9 million. The debt to cash flow ratio and cash flow to interest expense ratio were 1.37 to 1.0 and 16.4 to 1.0, respectively, for the trailing twelve months ended March 31, 2011. Actual capital expenditures were $63.8 million for the three months ended March 31, 2011. We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2011.

At March 31, 2011, we had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing under the ARLP Credit Facility. We had no borrowings outstanding under the ARLP Credit Facility as of March 31, 2011 and December 31, 2010. We utilize the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. We incur an annual commitment fee of 0.25% on the undrawn portion of the ARLP Credit Facility.

6.	NET INCOME PER LIMITED PARTNER UNIT

We apply the provisions of FASB ASC 260, Earnings Per Share (“FASB ASC 260”). As required by FASB ASC 260, we apply the two-class method in calculating basic and diluted earnings per unit (“EPU”). Net Income is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter. Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.275 per unit, 25% of the amount we distribute in excess of $0.3125 per unit, and 50% of the amount we distribute in excess of $0.375 per unit. Our partnership agreement contractually limits our distributions to available cash; therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder. In addition, our outstanding awards under our Long-Term Incentive Plan (“LTIP”), Supplemental Executive Retirement Plan (“SERP”) and the MGP

Amended and Restated Deferred Compensation Plan for Directors (“Deferred Compensation Plan”) include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities. As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.

The following is a reconciliation of Net Income used for calculating basic earnings per unit and the weighted average units used in computing EPU for the three months ended March 31, 2011 and 2010, respectively, (in thousands, except per unit data):

	Three Months Ended March 31,
	2011	2010

Net Income	$95,380	$74,988
Adjustments:
General partner’s priority distributions	(19,488)	(15,859)
General partners’ 2% equity ownership	(1,517)	(1,183)

Limited partners’ interest in Net Income	74,375	57,946

Less:
Distributions to participating securities	(470)	(301)
Undistributed earnings attributable to participating securities	(600)	(290)

Net Income available to limited partners	$73,305	$57,355

Weighted average limited partner units outstanding – Basic and Diluted	36,749	36,691

Basic and Diluted Net Income per limited partner unit (1)	$1.99	$1.56

(1)	Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended March 31, 2011, LTIP, SERP and Deferred Compensation Plan units of 410,971 were considered anti-dilutive. For the three months ended March 31, 2010, LTIP units of 209,645 were considered anti-dilutive.

7.	WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Beginning balance	$67,687	$63,220
Accruals increase	5,557	4,806
Payments	(3,227)	(2,525)
Interest accretion	793	833
Valuation loss	155	37

Ending balance	$70,965	$66,371

Pneumoconiosis

The Patient Protection and Affordable Care Act, which was signed into law by President Obama on March 23, 2010, amended previous legislation related to coal workers’ black lung providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to our current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to our black lung obligation at December 31, 2010. We recorded this estimate as an increase to our black lung liability and a decrease to our actuarial gain included in accumulated other comprehensive income on our December 31, 2010 condensed consolidated balance sheet. This increase to our obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as we do not have sufficient information to determine what, if any, claims will be filed until regulations are issued. We will continue to evaluate the impact of these changes on such claims and record any necessary changes in the period in which the impact is estimable. For more information, please read “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other—Health Care Reform” of this Quarterly Report on Form 10-Q.

8.	COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of our managing general partner and its affiliates who perform services for us. The LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units. Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to review and approval of the compensation committee of the MGP board of directors (“Compensation Committee”). On January 25, 2011, the Compensation Committee determined that the vesting requirements for the 2008 grants of 91,100 units (which are net of 2,500 forfeitures) had been satisfied as of January 1, 2011. As a result of this vesting, on February 11, 2011, we issued 58,886 unrestricted common units to LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the LTIP participants. On January 25, 2011, the Compensation Committee authorized additional grants up to 110,000 restricted units, of which 107,306 were granted during the three months ended March 31, 2011, all of which will vest on January 1, 2014 subject to satisfaction of certain financial tests. The fair value of these 2011 grants is equal to the intrinsic value at the date of grant, which was $66.80 per unit. LTIP expense was

$1.1 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. After consideration of the January 1, 2011 vesting and subsequent issuance of 58,886 common units, approximately 2.2 million units remain available for issuance under the LTIP in the future, assuming all grants issued in 2009, 2010 and 2011 currently outstanding are settled with common units and no future forfeitures occur.

As of March 31, 2011, there was $10.4 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.6 years. As of March 31, 2011, the intrinsic value of the non-vested LTIP grants was $31.3 million. As of March 31, 2011, the total obligation associated with the LTIP was $5.4 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

SERP and Directors Deferred Compensation Plan

We have the SERP to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of “phantom” ARLP units.

Our directors participate in the Deferred Compensation Plan. Pursuant to the Deferred Compensation Plan, for amounts deferred either automatically or at the election of the director, a notional account is established and credited with notional common units of ARLP, described in the plan as “phantom” units.

For both the SERP and Deferred Compensation Plan, when quarterly cash distributions are made with respect to ARLP common units, an amount equal to such quarterly distribution is credited to each participant’s notional account as additional phantom units. All grants of phantom units under the SERP and Deferred Compensation Plan vest immediately.

Amounts that were payable under either the SERP or Deferred Compensation Plan on or prior to January 1, 2011, were paid in either cash or common units of ARLP. Effective for amounts that become payable after January 1, 2011, both the Deferred Compensation Plan and the SERP require that vested benefits be paid to participants only in common units of ARLP and therefore the phantom units now qualify for equity award accounting treatment. As a result, we reclassified a total of $9.2 million of obligations for the SERP and the Deferred Compensation Plan from due to affiliates and other long-term liabilities to partners’ capital in our condensed consolidated balance sheets as required under FASB ASC 718, Compensation-Stock Compensation, during the three months ended March 31, 2011. For the three months ended March 31, 2011 and 2010, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 3,186 and 3,266 phantom units, respectively, and the fair value of these phantom units was $69.53 and $41.91, respectively, on a weighted-average basis. Total SERP and Deferred Compensation Plan expense associated with phantom units credited during the three months ended March 31, 2011 and 2010 was approximately $0.2 million and $(23,000), respectively. Negative total SERP and Deferred Compensation Plan expense for the three months ended March 31, 2010 was due to a decrease in our common unit price during that period.

As of March 31, 2011, there were 143,436 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $11.7 million. As of March 31, 2011, the total obligation associated with the SERP and Deferred Compensation Plan was $9.4 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

9.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Service cost	$618	$713
Interest cost	788	839
Expected return on plan assets	(972)	(922)
Amortization of net loss	122	269

Net periodic benefit cost	$556	$899

We previously disclosed in our financial statements for the year ended December 31, 2010 that we expected to contribute $5.0 million to the Pension Plan in 2011. During the three months ended March 31, 2011, we made a contribution payment of $0.7 million for the 2010 plan year. Additionally, on April 8, 2011, we made a payment of $1.9 million for the 2010 plan year. We do not expect to make any further contributions in 2011 for the 2010 plan year. However, we do expect to make quarterly contributions of $0.8 million for the remainder of 2011 for the 2011 plan year and therefore, will contribute approximately $5.0 million to the Pension Plan in 2011.

10.	COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2011 and 2010, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net income	$95,380	$74,988
Other comprehensive income:
Actuarially determined long-term liability adjustments	66	269

Total other comprehensive income	66	269

Comprehensive income	$95,446	$75,257

Comprehensive income differs from net income due to net amortization of actuarial gains and losses associated with adoption of amendments to FASB ASC 715, Compensation – Retirement Benefits.

11.	SEGMENT INFORMATION

We operate in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users. We aggregate multiple operating segments into four reportable segments: Illinois Basin, Central

Appalachia, Northern Appalachia and Other and Corporate. The first three reportable segments correspond to the three major coal producing regions in the eastern U.S. Factors similarly affecting financial performance of our operating segments within each of these three reportable segments include coal quality, coal seam height, mining and transportation methods and regulatory issues.

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, River View Coal, LLC’s mining complex, the Sebree Mining, LLC (“Sebree”) property, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and its wholly-owned subsidiary, ARP Sebree, LLC. We are in the process of permitting the Gibson South property and the Sebree property for future mine development.

The Central Appalachian reportable segment is comprised of two operating segments, Pontiki Coal, LLC’s and MC Mining, LLC’s mining complexes.

The Northern Appalachian reportable segment is comprised of multiple operating segments, including Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV) LLC’s Mountain View mining complex, two small third-party mining operations, a mining complex currently under construction at Tunnel Ridge, LLC (“Tunnel Ridge”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property. In May 2010, incidental production began from mine development activities at Tunnel Ridge, however, longwall production is not anticipated until early 2012. We are in the process of permitting the Penn Ridge property for future mine development.

Other and Corporate includes marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in MAC and certain properties of Alliance Resource Properties. Reportable segment results as of and for the three months ended March 31, 2011 and 2010 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results as of and for the three months ended March 31, 2011:

Total revenues (2)	$317,587	$47,705	$53,703	$9,677	$(5,414)	$423,258
Segment Adjusted EBITDA Expense (3)	180,244	33,517	41,314	9,659	(5,414)	259,320
Segment Adjusted EBITDA (4)	130,733	13,571	10,315	19	—	154,638
Total assets	782,637	84,228	338,755	358,761	(1,975)	1,562,406
Capital expenditures	35,441	6,357	21,458	526	—	63,782

Reportable segment results as of and for the three months ended March 31, 2010:

Total revenues (2)	$294,637	$39,762	$41,002	$10,511	$(5,251)	$380,661
Segment Adjusted EBITDA Expense (3)	172,853	32,825	31,971	8,861	(5,251)	241,259
Segment Adjusted EBITDA (4)	114,129	6,923	6,990	1,655	—	129,697
Total assets	749,639	83,341	246,905	55,463	(3,001)	1,132,347
Capital expenditures	32,198	1,359	43,307	593	—	77,457

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations.

(2)	Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, Mt. Vernon transloading revenues, administrative service revenues from affiliates and brokerage sales.
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Segment Adjusted EBITDA Expense	$259,320	$241,259
Outside coal purchases	(3,789)	(1,842)
Other income (expense)	587	(150)

Operating expenses (excluding depreciation, depletion and amortization)	$256,118	$239,267

(4)	Segment Adjusted EBITDA is defined as Net Income before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to Net Income as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Segment Adjusted EBITDA	$154,638	$129,697
General and administrative	(12,420)	(10,701)
Depreciation, depletion and amortization	(37,862)	(36,296)
Interest expense, net	(9,205)	(7,544)
Income tax (expense) benefit	229	(168)

Net Income	$95,380	$74,988

12.	SUBSEQUENT EVENTS

On April 26, 2011, we declared a quarterly distribution for the quarter ended March 31, 2011, of $0.89 per unit, on all common units outstanding, totaling approximately $52.9 million (which includes our managing general partner’s incentive distributions), payable on May 13, 2011 to all unitholders of record as of May 6, 2011.

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

Summary

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the fourth largest coal producer in the eastern U.S. We operate nine underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. We are constructing a new mining complex in West Virginia, and we also operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.

We have four reportable segments: Illinois Basin, Central Appalachia, Northern Appalachia and Other and Corporate. The first three reportable segments correspond to the three major coal producing regions in the eastern U.S. Factors similarly affecting financial performance of our operating segments within each of these three reportable segments include coal quality, coal seam height, mining and transportation methods and regulatory issues.

•

Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mine, Warrior Coal, LLC’s (“Warrior”) mining complex, River View Coal, LLC’s (“River View”) mining complex, the Sebree Mining, LLC (“Sebree”) property, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and its wholly-owned subsidiary, ARP Sebree, LLC. We are in the process of permitting the Gibson South property and the Sebree property for future mine development.

•	Central Appalachian reportable segment is comprised of two operating segments, including Pontiki Coal, LLC’s (“Pontiki”) and MC Mining, LLC’s mining complexes.

•

Northern Appalachian reportable segment is comprised of multiple operating segments, including Mettiki Coal, LLC’s mining complex (“Mettiki”), Mettiki Coal (WV), LLC’s Mountain View mining complex, two small third-party mining operations, a mining complex currently under construction at Tunnel Ridge, LLC (“Tunnel Ridge”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property. In May 2010, incidental production began from mine development activities at Tunnel Ridge, however, longwall production is not anticipated until early 2012. We are in the process of permitting the Penn Ridge property for future mine development.

•

Other and Corporate reportable segment includes marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (collectively, Matrix Design and Alliance Design Group, LLC are referred to as the “Matrix Group”), the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in Mid-America Carbonates, LLC (“MAC”) and certain properties of Alliance Resource Properties.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We reported record net income of $95.4 million for the three months ended March 31, 2011 (“2011 Quarter”) compared to $75.0 million for the three months ended March 31, 2010 (“2010 Quarter”). This increase of $20.4 million was principally due to improved pricing resulting in a record quarterly average coal sales price of $54.08 per ton sold for the 2011 Quarter, as compared to $49.34 per ton sold for the 2010 Quarter. We had higher tons sold of 7.5 million tons and record tons produced of 8.2 million tons in the 2011 Quarter, compared to 7.4 million tons sold and 7.5 million tons produced in the 2010 Quarter. The increase in produced tons primarily reflects increased production from our River View mine. Higher operating expenses during the 2011 Quarter resulted primarily from increased sales and production volumes, which particularly impacted materials and supplies expenses, sales-related expenses and labor costs. Increased operating expenses also reflect a longwall move at our Mettiki mine and increased incidental production at our Tunnel Ridge mine development project.

	Three Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(per ton sold)
Tons sold	7,538	7,381	N/A	N/A
Tons produced	8,220	7,543	N/A	N/A
Coal sales	$407,685	$364,159	$54.08	$49.34
Operating expenses and outside coal purchases	$259,907	$241,109	$34.48	$32.67

Coal sales. Coal sales for the 2011 Quarter increased 12.0% to $407.7 million from $364.2 million for the 2010 Quarter. The increase of $43.5 million in coal sales reflected the benefit of record average coal sales prices (contributing $35.7 million in coal sales) and increased tons sold (contributing $7.8 million in additional coal sales). Average coal sales prices increased $4.74 per ton sold to $54.08 per ton in the 2011 Quarter compared to $49.34 per ton in the 2010 Quarter, primarily as a result of improved contract pricing across all regions.

Operating expenses. Operating expenses increased 7.0% to $256.1 million for the 2011 Quarter from $239.3 million for the 2010 Quarter, primarily due to increased coal sales and record production volumes. Increased River View production and Tunnel Ridge development combined to increase certain operating expenses by $17.9 million during the 2011 Quarter and are generally included in variances discussed below. Operating expenses were impacted by various other factors, the most significant of which are also discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 5.6% to $10.75 per ton in the 2011 Quarter from $10.18 per ton in the 2010 Quarter. This increase of $0.57 per ton represents increased mine development labor and benefits at our Tunnel Ridge mine, decreased coal recoveries at our Dotiki and Mettiki mines and a longwall move at our Mettiki mine, partially offset by lower labor cost per ton resulting from increased production at our River View mine;

•

Workers’ compensation expenses per ton produced increased to $1.02 per ton in the 2011 Quarter from $0.94 per ton in the 2010 Quarter. The increase of $0.08 per ton produced resulted primarily from unfavorable reserve adjustments during the 2011 Quarter;

•

Material and supplies expenses per ton produced increased 19.2% to $11.38 per ton in the 2011 Quarter from $9.55 per ton in the 2010 Quarter. The increase of $1.83 per ton produced resulted from an increase in cost for certain products and services, primarily roof support (increase of $0.61 per ton), outside services expenses (increase of $0.25 per ton), power and fuel used in the mining process (increase of $0.23 per ton), contract labor used in the mining process (increase of $0.21 per ton) and certain safety related materials and supplies (increase of $0.19 per ton) in addition to the negative cost impact of heightened regulatory oversight;

•

Maintenance expenses per ton produced increased 21.1% to $4.02 per ton in the 2011 Quarter from $3.32 per ton in the 2010 Quarter. The increase of $0.70 per ton produced was primarily due to higher maintenance costs on continuous miners (increase of $0.22 per ton) in the Illinois Basin and Northern Appalachian regions and increased longwall maintenance costs at our Mettiki mine;

•

Mine administration expenses increased $2.5 million for the 2011 Quarter compared to the 2010 Quarter, primarily due to increased regulatory costs, insurance costs and higher mine administration expenses in general at our River View mine. In addition, mine administration expenses increased during the 2011 Quarter due to costs incurred at Tunnel Ridge and Warrior related to reserve studies and mine planning activities;

•

Contract mining expenses increased $1.1 million for the 2011 Quarter compared to the 2010 Quarter. The increase primarily reflects increased production from our existing contract mining operations in Northern Appalachia in response to increased demand in the export coal market;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.53 per produced ton sold in the 2011 Quarter compared to the 2010 Quarter, primarily as a result of increased average coal sales prices across all regions; and

•

The operating expense increases described above were partially offset by a 0.8 million ton increase in coal inventory during the 2011 Quarter compared to an increase of 0.2 million tons in the 2010 Quarter.

General and administrative. General and administrative expenses for the 2011 Quarter increased to $12.4 million compared to $10.7 million in the 2010 Quarter. The increase of $1.7 million was primarily due to increases in salary and incentive compensation expense.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design and other outside services and administrative services revenue from affiliates. Other sales and operating revenues decreased to $6.3 million for the 2011 Quarter from $6.8 million for the 2010 Quarter. The decrease of $0.5 million was primarily attributable to decreased Matrix Design product sales and Mt. Vernon transloading revenues.

Outside coal purchases. Outside coal purchases increased to $3.8 million for the 2011 Quarter compared to $1.8 million in the 2010 Quarter. The increase of $2.0 million was primarily attributable to increased outside coal purchases related to our Northern Appalachian region due to increased demand in the export coal markets.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $37.9 million for the 2011 Quarter from $36.3 million for the 2010 Quarter. The increase of $1.6 million was attributable to additional depreciation expense associated with our River View mine in addition to continuing capital expenditures related to various infrastructure improvements and efficiency projects.

Interest expense. Interest expense, net of capitalized interest, increased to $9.3 million for the 2011 Quarter from $7.6 million for the 2010 Quarter. The increase of $1.7 million was principally attributable to increased interest expense resulting from our $300 million term loan, which was completed in the fourth quarter of 2010, partially offset by lower interest expense in the 2011 Quarter on reduced borrowings under the ARLP Credit Facility and reduced interest expense resulting from our August 2010 principal repayment of $18.0 million on our original senior notes issued in 1999, each of which are discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses were $9.3 million and $9.7 million for the 2011 and 2010 Quarters, respectively. The decrease of $0.4 million was primarily attributable to reduced tonnage for which we arrange transportation at certain mines, partially offset by an increase in average transportation rate in the 2011 Quarter reflecting higher fuel costs. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

Income tax expense (benefit). The income tax benefit for the 2011 Quarter was $0.2 million compared to income tax expense of $0.2 million for the 2010 Quarter. Income taxes are primarily due to the operations of Matrix Design, which is owned by our subsidiary, Alliance Service, Inc. The income tax benefit was due to operating losses in the 2011 Quarter from our Matrix Design operation.

Segment Adjusted EBITDA. Our 2011 Quarter Segment Adjusted EBITDA increased $24.9 million, or 19.2%, to $154.6 million from the 2010 Quarter Segment Adjusted EBITDA of $129.7 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010
Segment Adjusted EBITDA
Illinois Basin	$130,733	$114,129	$16,604	14.5%
Central Appalachia	13,571	6,923	6,648	96.0%
Northern Appalachia	10,315	6,990	3,325	47.6%
Other and Corporate	19	1,655	(1,636)	(98.9)%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (2)	$154,638	$129,697	$24,941	19.2%

Tons sold
Illinois Basin	6,174	6,076	98	1.6%
Central Appalachia	595	607	(12)	(2.0)%
Northern Appalachia	769	698	71	10.2%
Other and Corporate	—	—	—	—
Elimination	—	—	—	—

Total tons sold	7,538	7,381	157	2.1%

Coal sales
Illinois Basin	$310,008	$286,440	$23,568	8.2%
Central Appalachia	46,965	39,629	7,336	18.5%
Northern Appalachia	50,712	38,081	12,631	33.2%
Other and Corporate	—	9	(9)	(1)
Elimination	—	—	—	—

Total coal sales	$407,685	$364,159	$43,526	12.0%

Other sales and operating revenues
Illinois Basin	$969	$543	$426	78.5%
Central Appalachia	123	119	4	3.4%
Northern Appalachia	917	880	37	4.2%
Other and Corporate	9,678	10,506	(828)	(7.9)%
Elimination	(5,414)	(5,251)	(163)	(3.1)%

Total other sales and operating revenues	$6,273	$6,797	$(524)	(7.7)%

Segment Adjusted EBITDA Expense
Illinois Basin	$180,244	$172,853	$7,391	4.3%
Central Appalachia	33,517	32,825	692	2.1%
Northern Appalachia	41,314	31,971	9,343	29.2%
Other and Corporate	9,659	8,861	798	9.0%
Elimination	(5,414)	(5,251)	(163)	(3.1)%

Total Segment Adjusted EBITDA Expense (3)	$259,320	$241,259	$18,061	7.5%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, and general and administrative expenses. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2011	2010
Segment Adjusted EBITDA	$154,638	$129,697
General and administrative	(12,420)	(10,701)
Depreciation, depletion and amortization	(37,862)	(36,296)
Interest expense, net	(9,205)	(7,544)
Income tax benefit (expense)	229	(168)

Net income	$95,380	$74,988

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2011	2010
Segment Adjusted EBITDA Expense	$259,320	$241,259
Outside coal purchases	(3,789)	(1,842)
Other income (expense)	587	(150)

Operating expense (excluding depreciation, depletion and amortization)	$256,118	$239,267

Illinois Basin – Segment Adjusted EBITDA increased 14.5% to $130.7 million in the 2011 Quarter from $114.1 million in the 2010 Quarter. The increase of $16.6 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $50.21 per ton sold during the 2011 Quarter compared to $47.14 per ton sold for the 2010 Quarter. Coal sales increased 8.2% to $310.0 million in the 2011 Quarter compared to $286.4 million in the 2010 Quarter. The increase of $23.6 million primarily reflects the increase in the average coal sales price discussed above and increased tons produced and sold from our River View mine despite rail and barge transportation delays and disruptions affecting certain mine operations. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 4.3% to $180.2 million from $172.9 million in the 2010 Quarter and increased $0.74 per ton sold to $29.19 from $28.45 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, as well as lower production at the Dotiki and Warrior mines, partially offset by increased production at our River View mine.

Central Appalachia – Segment Adjusted EBITDA increased 96.0% to $13.6 million for the 2011 Quarter compared to $6.9 million in the 2010 Quarter. The increase of $6.7 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $78.98 per ton sold during the 2011 Quarter compared to $65.32 per ton sold for the 2010 Quarter, partially offset by lower sales volumes as a result of rail transportation delays and disruptions. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 2.1% to $33.5 million from $32.8 million in the 2010 Quarter and increased $2.25 per ton sold to $56.36 from $54.11 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses as well as the impact of increasingly stringent regulatory compliance.

Northern Appalachia – Segment Adjusted EBITDA increased 47.6% to $10.3 million for the 2011 Quarter as compared to $7.0 million in the 2010 Quarter. This increase of $3.3 million was primarily attributable to improved contract pricing in the export coal markets resulting in a higher average sales price of $65.94 per ton sold for the 2011 Quarter compared to $54.59 per ton sold for the 2010 Quarter. Improved demand in the export coal markets also resulted in higher tons sold, which increased 10.2% to 0.8 million tons in the 2011 Quarter. In addition, improved margin on additional purchased tons increased Segment Adjusted EBITDA, partially offset by the impact of a longwall move at our Mettiki mine. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 29.2% to $41.3 million from $32.0 million in the 2010 Quarter and increased $7.89 per ton sold to $53.72 from $45.83 per ton sold, primarily as a result of higher coal sales volumes, increased costs associated with producing metallurgical quality coal, lower coal recoveries due to adverse geologic conditions and a longwall move at Mettiki, as well as the other cost increases described above under consolidated operating expenses, including expenses related to our Tunnel Ridge mine development project.

Other and Corporate – Segment Adjusted EBITDA and other sales and operating revenues decreased $1.6 million and $0.8 million, respectively, in the 2011 Quarter from the 2010 Quarter. These decreases were primarily attributable to lower Matrix Group safety equipment sales and a decrease in Mt. Vernon outside transloading revenues. Segment Adjusted EBITDA Expense increased 9.0% to $9.7 million for the 2011 Quarter, primarily due to increased component expenses and research costs associated with services revenue and safety equipment sales by the Matrix Group, partially offset by an increase in equity income from MAC during the 2011 Quarter and a loss associated with United Kingdom currency held during the 2010 Quarter.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under revolving credit facilities. We believe that the current cash on hand, cash generated from operations, cash from borrowings under our current credit facility, and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled debt payments and distribution payments. Our ability to satisfy our obligations and planned expenditures will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond our control. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010.

Cash Flows

Cash provided by operating activities was $120.8 million for the 2011 Quarter compared to $106.6 million for the 2010 Quarter. The increase in cash provided by operating activities was principally attributable to higher net income and a decrease in the change in accounts receivable in the 2011 Quarter compared to the 2010 Quarter. These increases in cash provided by operating activities were partially offset by an increase in coal inventory due to record productivity coupled with certain transportation delays and disruptions during the 2011 Quarter as compared to a decrease during the 2010 Quarter.

Net cash used in investing activities was $68.0 million for the 2011 Quarter compared to $70.7 million for the 2010 Quarter. The decrease in cash used for investing activities was primarily attributable to decreases in capital expenditures at Tunnel Ridge, as a result of our construction timetable, and River View, due to the addition of mining units during the 2010 Quarter, partially offset by increased capital expenditures at other mines and timing differences in accounts payable and accrued liabilities compared to the 2010 Quarter.

Net cash used in financing activities was $53.4 million for the 2011 Quarter compared to $22.7 million for the 2010 Quarter. The increase in cash used in financing activities was primarily attributable to net borrowings of $23.3 million under the ARLP Credit Facility in the 2010 Quarter and increased distributions paid to partners in the 2011 Quarter.

Capital Expenditures

Capital expenditures decreased to $63.8 million in the 2011 Quarter from $77.5 million in the 2010 Quarter. See “—Cash Flows” above for additional information regarding capital expenditures.

Our anticipated total capital expenditures for the year ending December 31, 2011 are estimated in a range of $320.0 to $360.0 million. Management anticipates funding remaining 2011 capital requirements with cash and cash equivalents ($339.0 million as of March 31, 2011), cash flows provided by operations and borrowing available under the ARLP Credit Facility as discussed below. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

ARLP Credit Facility. Our Intermediate Partnership maintains the ARLP Credit Facility, a $142.5 million revolving credit facility that matures September 25, 2012. The ARLP Credit Facility limits our annual capital expenditures. The capital expenditure limit is $531.9 million for 2011 and $250.0 million for 2012. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit for the subsequent year.

At March 31, 2011, we had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing under the ARLP Credit Facility. We had no borrowings outstanding under the ARLP Credit Facility as of March 31, 2011 or December 31, 2010. We utilize the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. We incur an annual commitment fee of 0.25% on the undrawn portion of the ARLP Credit Facility.

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

Series B Senior Notes. On June 26, 2008, we issued under the 2008 Note Purchase Agreement $145.0 million of Series B senior notes (together with the Series A senior notes, the “2008 Senior Notes”), which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

Term Loan. On December 29, 2010, our Intermediate Partnership entered into a term loan agreement (the “Term Loan Agreement”) with various financial institutions for a term loan (the “Term Loan”) in the aggregate principal amount of $300 million. The Term Loan bears interest at a variable rate plus an applicable margin which fluctuates depending upon whether we elect the Term Loan (or a portion thereof) to bear interest on the Base Rate or the Eurodollar Rate (as defined in the Term Loan Agreement). We have elected the Eurodollar Rate which, with applicable margin, was 2.3% as of March 31, 2011. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Term Loan Agreement. Upon a “change of control” (as defined in the Term Loan Agreement), the unpaid principal amount of the Term Loan, all interest thereon and all other amounts payable under the Term Loan Agreement will become due and payable.

The net proceeds of the Term Loan will be used for the general corporate, business or working capital purposes of the Intermediate Partnership and its subsidiaries. We incurred debt issuance costs of approximately $1.4 million in 2010 associated with the Term Loan Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Term Loan.

The ARLP Credit Facility, Senior Notes, 2008 Senior Notes and the Term Loan (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain the following: (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 4.0 to 1.0, in both cases, during the four most recently ended fiscal quarters. The ARLP Credit Facility, Senior Notes and the 2008 Senior Notes limit our Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions, as described above. The debt to cash flow ratio and cash flow to interest expense ratio were 1.34 to 1.0 and 16.4 to 1.0, respectively, for the trailing twelve months ended March 31, 2011. Actual capital expenditures were $63.8 million for the 2011 Quarter. We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2011.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At March 31, 2011, we had $30.7 million in letters of credit outstanding under agreements with these two banks. SGP previously guaranteed $5.0 million of these outstanding letters of credit. On May 4, 2011, the ARLP Partnership entered into the Amendment and Restatement of Letter of Credit Facility Agreement, dated as of October 2, 2010, which released SGP from its guarantee of these outstanding letters of credit.

Related-Party Transactions

We have continuing related-party transactions with our managing general partner, AHGP and SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, a time sharing agreement concerning use of aircraft and mineral and equipment leases with SGP and its affiliates. We also had guarantees from SGP for certain letters of credit. However, these guarantees were released on May 4, 2011.

Please read our Annual Report on Form 10-K for the year ended December 31, 2010, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning related-party transactions.

New Accounting Standards

New Accounting Standards Issued and Adopted

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 amended FASB’s Accounting Standards Codification (“ASC”) 805, Business Combinations, to specify that if a public entity presents comparative financial statements and a business combination has occurred during the current reporting period, then the public entity should disclose revenues and earnings of the combined entity as though the business combination that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under FASB ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenues and earnings. The adoption of the ASU 2010-29 amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have an impact on our condensed consolidated financial statements.

Other

Health Care Reform

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”). Additionally, on March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. Implementation of the PPACA and the Health Care and Education Reconciliation Act (collectively, the “Health Care Act”) will result in comprehensive changes to health care in the U.S. Implementation of this legislation is planned to occur in phases, with standard plan changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

The Health Care Act continues to have implications on benefit plan eligibility, coverage requirements, and benefit standards and limitations. In the long term, our plan’s health care costs are expected to increase for various reasons due to the Health Care Act, including the potential impact of an excise tax on “high cost” plans (beginning in 2018), among other standard requirements. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of the Health Care Act and reporting required thereunder. Until these regulations or interpretations are published, we are unable to reasonably estimate the further impact of such federal mandate requirements on our future health care costs.

The Health Care Act amended previous legislation related to coal workers’ pneumoconiosis, or black lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to our current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to our black lung obligation at December 31, 2010. This increase to our obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as we do not have sufficient information to determine what, if any, claims will be filed until regulations are issued. We expect these regulations to be issued during fiscal 2011.

We will continue to evaluate the potential impact of the Health Care Act on our self-insured long term disability plan, black lung liabilities, results of operations and internal controls as governmental agencies issue interpretations regarding the meaning and scope of the Health Care Act. However, we believe it is likely that our costs will continue to increase as a result of these provisions, which may have an adverse impact on our results of operations and cash flows.

The Dodd–Frank Act

On July 21, 2010, President Obama signed into law the Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd–Frank Act”). The additional regulations imposed by the Dodd–Frank Act on financial institutions may result in increased costs associated with future borrowings and decreased availability of credit. However, we are presently unable to determine the significance of any potential increase in our borrowing costs or potential liquidity constraints, if any. The Dodd–Frank Act also requires public mining companies to report certain safety information regarding citations, penalties and pending legal actions in each periodic report filed with the U.S. Securities and Exchange Commission (“SEC”) and to file current reports on Form 8-K for certain safety matters. We are continuing to evaluate the effect of the Dodd–Frank Act on the our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit Risk

Most of our sales tonnage is consumed by electric utilities. Therefore, our credit risk is primarily with domestic electric power generators. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.

Exchange Rate Risk

Almost all of our transactions are denominated in U.S. dollars and, as a result, we do not have material exposure to currency exchange-rate risks.

Interest Rate Risk

Borrowings under the ARLP Credit Facility and Term Loan Agreement are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates. We do not utilize any interest rate derivative instruments related to our outstanding debt. We had no borrowings under the ARLP Credit Facility and $300.0 million outstanding under the Term Loan Agreement at March 31, 2011. A one percentage point increase in the interest rates related to the Term Loan Agreement would result in an annualized increase in 2011 interest expense of $3.0 million, based on borrowing levels at March 31, 2011. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $18.8 million in the estimated fair value of these borrowings.

As of March 31, 2011, the estimated fair value of the ARLP Debt Arrangements was approximately $764.4 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2011. There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of March 31, 2011. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the ARLP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended March 31, 2011, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.” These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

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

•	legislation, regulatory and court decisions and interpretations thereof, including issues related to climate change and miner health and safety;

•	our productivity levels and margins earned on our coal sales;

•	unexpected changes in raw material costs;

•	unexpected changes in availability of skilled labor;

•	our ability to maintain satisfactory relations with our employees;

•	any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments or projections associated with post-mine reclamation and workers’ compensation claims;

•	any unanticipated increases in transportation costs and risk of transportation delays or interruptions;

•	greater than expected environmental regulation, costs and liabilities;

•	a variety of operational, geologic, permitting, labor and weather-related factors;

•	risks associated with major mine-related accidents, such as mine fires, or interruptions;

•	results of litigation, including claims not yet asserted;

•	difficulty maintaining our surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;

•	difficulty in making accurate assumptions and projections regarding pension, black lung benefits and other post-retirement benefit liabilities;

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

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” of the Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

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

We are also a leader in developing and implementing new technologies to improve safety throughout the industry. For example, our subsidiary Matrix Design recently announced the development of two innovative technologies designed to improve safety in underground mining operations – a portable, wireless communication and electronic tracking system designed to allow surface personnel the ability to communicate with and locate underground mining personnel and a proximity detection system designed to improve the safety of continuous mining units used in underground operations. Matrix Design has completed installation of its communication and tracking system at all of our operating subsidiaries and has either installed or received orders to install this vital safety system at over half of the operating underground coal mines in the U.S. In addition, Matrix Design has twenty-one of its proximity detection systems functioning on continuous miners in our operating subsidiaries’ underground coal mines.

Our industry is focused on improving employee safety and its safety performance is continuously monitored, including through the mining industry standard of “non-fatal days lost”, or “NFDL”, which reflects both the frequency and severity of injuries incurred and, we believe, is a better measure of safety performance than compliance statistics. As indicated in the chart below, these efforts have resulted in significant safety improvements as the industry average NFDL as of the end of 2010, as reported(a) by the Mine Safety and Health Administration (“MSHA”), has decreased approximately 59% since 1998.

(a)	Data compiled for all U.S. underground bituminous coal mines and related surface facilities from the MSHA report “Mine Injury and Worktime, Quarterly Closeout Edition.” Data for 1998 through 2009 reflects the “January – December, Final” report for each year. Data for 2010 reflects the “January – December, Preliminary” report.

During this same time period, the combined NFDL rating of our operating subsidiaries has averaged approximately one-third better than the industry average and in 2010 we achieved the best overall annual NFDL rating in our history.

Our mining operations are subject to extensive and stringent compliance standards established pursuant to the Federal Mine Safety and Health Act of 1977, as amended by the MINER Act (as amended, the “Mine Act”). MSHA monitors and rigorously enforces compliance with these standards, and our mining operations are inspected frequently. During the three months ended March 31, 2011, our mines were subject to 1,720 MSHA inspection days with an average of only 0.19 “significant and substantial”, or “S&S”, citations written per inspection day.

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

We take all allegations of violations of Mine Act standards seriously, and if we disagree with the assertions of an MSHA inspector, we exercise our right to challenge those findings by “contesting” the citation or order pursuant to the procedures established by the Mine Act and its regulations. During the three months ended March 31, 2011, our operating subsidiaries contested approximately 20% of all citations and the majority of S&S citations issued by MSHA inspectors. These contest proceedings frequently result in the dismissal or modification of previously issued citations, substantial reductions in the penalty amounts originally assessed by MSHA, or both.

The Dodd–Frank Act requires issuers to include in periodic reports filed with the SEC certain information relating to citations or orders for violations of standards under the Mine Act. Responding to that legislation, we report that, for the three months ended March 31, 2011, none of our operating subsidiaries (a) received any violations under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) received any MSHA written notice under Mine Act section 104(e) of a pattern of violations of mandatory health or safety standards or the potential to have such a pattern, (c) had any fatalities or (d) had any legal proceedings (i.e. appeals before the Federal Mine Safety and Health Review Commission (the “Commission”)) pending. We have contests of 214 citations or orders pending before the administrative law judges of the Commission that were initiated during the three months ended March 31, 2011 and that involve all types of citations (i.e., not only S&S citations).

The following table sets out additional information required by the Dodd–Frank Act for the three months ended March 31, 2011. The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system or other factors.

Subsidiary Name (1)	Section 104(a) Citations (2)	Section 104(b) Orders (3)	Section 104(d) Citations and Orders (4)	Section 107(a) Orders (5)	Total Proposed Assessments (in thousands) (6)
Illinois Basin Operations
Webster County Coal, LLC (KY)	75	—	—	1	$15.7
Warrior Coal, LLC (KY)	36	—	—	—	$40.3
Hopkins County Coal, LLC (KY)	18	—	—	—	$14.3
River View Coal, LLC (KY)	51	—	1	—	$13.5
White County Coal, LLC (IL)	42	—	1	—	$6.1
Gibson County Coal, LLC (IN)	16	—	—	—	$39.0

Central Appalachian Operations
Pontiki Coal, LLC (KY)	23	—	—	—	$45.7
MC Mining, LLC (KY)	43	—	1	—	$51.8

Northern Appalachian Operations
Mettiki Coal, LLC (MD)	1	—	—	—	$—
Mettiki Coal (WV), LLC	13	1	—	—	$3.5
Tunnel Ridge, LLC (PA/WV)	4	—	3	—	$1.3

(1)

The statistics reported for each of our subsidiaries listed above include all components of the mining complex involved and therefore may involve multiple MSHA identification numbers. Any S&S citations or orders issued to our subsidiary, Excel Mining, LLC, are included in the statistics for either Pontiki or MC Mining, depending on the mining complex involved.

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

(6)	Amounts shown include assessments proposed by MSHA during the three months ended March 31, 2011 on the citations and orders reflected in this chart.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.1	Amendment and Restatement of Letter of Credit Facility between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association					☑

31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2011 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 9, 2011.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III President, Chief Executive Officer and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell Senior Vice President and Chief Financial Officer