Form 10-Q
period 2011-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2011-08-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, 36,775,741 common units are outstanding.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$347,111	$339,562
Trade receivables	145,826	112,942
Other receivables	1,314	2,537
Due from affiliates	264	1,912
Inventories	52,081	31,548
Advance royalties	4,812	4,812
Prepaid expenses and other assets	4,100	10,024

Total current assets	555,508	503,337

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	1,730,668	1,598,130
Less accumulated depreciation, depletion and amortization	(711,207)	(648,883)

Total property, plant and equipment, net	1,019,461	949,247

OTHER ASSETS:
Advance royalties	30,684	27,439
Other long-term assets	20,357	21,255

Total other assets	51,041	48,694

TOTAL ASSETS	$1,626,010	$1,501,278

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$79,683	$63,339
Due to affiliates	467	573
Accrued taxes other than income taxes	18,754	13,901
Accrued payroll and related expenses	30,848	30,773
Accrued interest	3,403	2,491
Workers’ compensation and pneumoconiosis benefits	8,357	8,518
Current capital lease obligations	771	295
Other current liabilities	17,893	16,715
Current maturities, long-term debt	18,000	18,000

Total current liabilities	178,176	154,605

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	704,000	704,000
Pneumoconiosis benefits	47,753	45,039
Accrued pension benefit	10,809	13,296
Workers’ compensation	66,785	59,796
Asset retirement obligations	56,880	56,045
Due to affiliates	—	1,954
Long-term capital lease obligations	2,835	165
Other liabilities	3,592	10,595

Total long-term liabilities	892,654	890,890

Total liabilities	1,070,830	1,045,495

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Resource Partners, L.P. (“ARLP”) Partners’ Capital:
Limited Partners - Common Unitholders 36,775,741 and 36,716,855 units outstanding, respectively	857,015	761,875
General Partners’ deficit	(283,247)	(287,371)
Accumulated other comprehensive loss	(18,588)	(18,721)

Total Partners’ Capital	555,180	455,783

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,626,010	$1,501,278

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

SALES AND OPERATING REVENUES:
Coal sales	$442,483	$385,905	$850,168	$750,064
Transportation revenues	8,706	8,821	18,006	18,526
Other sales and operating revenues	6,757	5,617	13,030	12,414

Total revenues	457,946	400,343	881,204	781,004

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	284,117	246,702	540,235	485,969
Transportation expenses	8,706	8,821	18,006	18,526
Outside coal purchases	5,842	4,544	9,631	6,386
General and administrative	13,002	11,628	25,422	22,329
Depreciation, depletion and amortization	39,100	35,677	76,962	71,973

Total operating expenses	350,767	307,372	670,256	605,183

INCOME FROM OPERATIONS	107,179	92,971	210,948	175,821

Interest expense (net of interest capitalized for the three and six months ended June 30, 2011 and 2010 of $167, $423, $312 and $691, respectively)	(9,156)	(7,439)	(18,466)	(15,034)
Interest income	87	48	192	99
Other income	393	304	980	154

INCOME BEFORE INCOME TAXES	98,503	85,884	193,654	161,040

INCOME TAX EXPENSE	325	423	96	591

NET INCOME	$98,178	$85,461	$193,558	$160,449

GENERAL PARTNERS’ INTEREST IN NET INCOME	$22,209	$17,957	$43,214	$34,999

LIMITED PARTNERS’ INTEREST IN NET INCOME	$75,969	$67,504	$150,344	$125,450

BASIC NET INCOME PER LIMITED PARTNER UNIT (Note 7)	$2.04	$1.82	$4.03	$3.38

DILUTED NET INCOME PER LIMITED PARTNER UNIT (Note 7)	$2.04	$1.82	$4.03	$3.38

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.89	$0.79	$1.75	$1.565

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - BASIC	36,775,741	36,716,855	36,762,402	36,703,901

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - DILUTED	36,775,741	36,716,855	36,762,402	36,703,901

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$261,385	$258,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(142,433)	(174,848)
Changes in accounts payable and accrued liabilities	(5,524)	(9,913)
Proceeds from sale of property, plant and equipment	122	102
Receipts of prior advances on Gibson rail project	810	1,032

Net cash used in investing activities	(147,025)	(183,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	—	66,500
Payments under revolving credit facilities	—	(61,500)
Payments on capital lease obligations	(379)	(160)
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(2,324)	(1,265)
Cash contributions by General Partners	87	43
Distributions paid to Partners	(104,195)	(90,412)

Net cash used in financing activities	(106,811)	(86,794)

EFFECT OF CURRENCY TRANSLATION ON CASH	—	(333)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,549	(11,887)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	339,562	21,556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$347,111	$9,669

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,433	$15,424

Cash paid for income taxes	$300	$253

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$18,863	$10,905

Market value of common units issued under Long-Term Incentive Plan before minimum statutory tax withholding requirements	$6,572	$3,396

Assets acquired by capital lease	$3,525	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2011 and December 31, 2010, results of our operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. All of our intercompany transactions and accounts have been eliminated.

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

New Accounting Standards Issued and Not Yet Adopted

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 removes the presentation options in Accounting Standards Codification 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income (“OCI”). ASU 2011-05 does not change the items that must be reported in OCI. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its provisions must be applied retrospectively for all periods presented in the financial statements. We do not anticipate the adoption of ASU 2011-05 on January 1, 2012 will have a material impact on our consolidated financial statements.

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

4.	PATTIKI VERTICAL HOIST CONVEYOR SYSTEM FAILURE IN 2010

On May 13, 2010, White County Coal’s Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. Our operating expenses for the three and six months ended June 30, 2010 include $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. We reviewed our commercial property (including business interruption) insurance policies and, as the loss on the vertical hoist conveyor system did not exceed our deductible for property damage, we did not recover any amounts under such policies.

While the Pattiki mine was temporarily idled, we expanded coal production at our other coal mines in the region, including the addition of the seventh and eighth production units at the River View mine, to partially offset the loss of production from the Pattiki mine. Consequently, the temporary idling of the Pattiki mine in 2010 did not have a material adverse impact on our results of operations and cash flows. On July 19, 2010, the Pattiki mine resumed limited production while White County Coal continued to assess the effectiveness and reliability of the repaired vertical hoist conveyor system. On January 3, 2011, the Pattiki mine returned to full production.

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

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At June 30, 2011 and December 31, 2010, the estimated fair value of our long-term debt, including current maturities, was approximately $767.9 million and $809.5 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Note 6).

6.	LONG-TERM DEBT

Long-term debt consists of the following, (in thousands):

	June 30, 2011	December 31, 2010
Credit facility	$—	$—
Senior notes	72,000	72,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000
Term loan	300,000	300,000

	722,000	722,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$704,000	$704,000

On December 29, 2010, our Intermediate Partnership entered into a term loan agreement (the “Term Loan Agreement”) with various financial institutions for a term loan (the “Term Loan”) in the aggregate principal amount of $300 million. The Term Loan bears interest at a variable rate plus an applicable margin which fluctuates depending upon whether we elect the Term Loan (or a portion thereof) to bear interest at the Base Rate or the Eurodollar Rate (as defined in the Term Loan Agreement). We have elected the Eurodollar Rate which, with applicable margin, was 2.3% as of June 30, 2011. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Term Loan Agreement. Upon a “change of control” (as defined in the Term Loan Agreement), the unpaid principal amount of the Term Loan, all interest thereon and all other amounts payable under the Term Loan Agreement will become due and payable.

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

The ARLP Credit Facility, Senior Notes and the 2008 Senior Notes limit our Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions. The amount of any annual limit in excess of actual capital expenditures for that year carries forward and is added to the annual limit of the subsequent year. As a result, the capital expenditure limit for 2011 is approximately $531.9 million. The debt to cash flow ratio and cash flow to interest expense ratio were 1.33 to 1.0 and 16.2 to 1.0, respectively, for the trailing twelve months ended June 30, 2011. Actual capital expenditures were $142.4 million for the six months ended June 30, 2011. We were in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2011.

At June 30, 2011, we had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing under the ARLP Credit Facility. We had no borrowings outstanding under the ARLP Credit Facility as of June 30, 2011 and December 31, 2010. We utilize the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. We incur an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

7.	NET INCOME PER LIMITED PARTNER UNIT

We apply the provisions of FASB ASC 260, Earnings Per Share (“FASB ASC 260”), which require the two-class method in calculating basic and diluted earnings per unit (“EPU”). Net income is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter. Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.275 per unit, 25% of the amount we distribute in excess of $0.3125 per unit, and 50% of the amount we distribute in excess of $0.375 per unit. Our partnership agreement contractually limits our distributions to available cash; therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder. In addition, our outstanding awards under our Long-Term Incentive Plan (“LTIP”), Supplemental Executive Retirement Plan (“SERP”) and the MGP Amended and Restated Deferred Compensation Plan for Directors (“Deferred Compensation Plan”) include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities. As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.

The following is a reconciliation of net income used for calculating basic earnings per unit and the weighted average units used in computing EPU for the three and six months ended June 30, 2011 and 2010, respectively, (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$98,178	$85,461	$193,558	$160,449
Adjustments:
General partner’s priority distributions	(20,658)	(16,579)	(40,146)	(32,439)
General partners’ 2% equity ownership	(1,551)	(1,378)	(3,068)	(2,560)

Limited partners’ interest in Net Income	75,969	67,504	150,344	125,450

Less:
Distributions to participating securities	(491)	(308)	(961)	(608)
Undistributed earnings attributable to participating securities	(591)	(384)	(1,191)	(674)

Net income available to limited partners	$74,887	$66,812	$148,192	$124,168

Weighted average limited partner units outstanding – Basic and Diluted	36,776	36,717	36,762	36,704

Basic and Diluted Net Income per limited partner unit (1)	$2.04	$1.82	$4.03	$3.38

(1)	Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three and six months ended June 30, 2011, LTIP, SERP and Deferred Compensation Plan units of 392,719 and 400,626, respectively, were considered anti-dilutive. For the three and six months ended June 30, 2010, LTIP units of 210,328 and 206,988, respectively, were considered anti-dilutive.

8.	WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Beginning balance	$70,965	$66,371	$67,687	$63,220
Accruals increase	5,557	5,005	11,114	9,811
Payments	(2,801)	(2,293)	(6,028)	(4,818)
Interest accretion	794	833	1,587	1,666
Valuation loss	—	134	155	171

Ending balance	$74,515	$70,050	$74,515	$70,050

Pneumoconiosis

The Patient Protection and Affordable Care Act, which was signed into law by President Obama on March 23, 2010, amended previous legislation related to coal workers’ pneumoconiosis, or black lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to our current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to our black lung obligation at December 31, 2010. We recorded this estimate as an increase to our black lung liability and a decrease to our actuarial gain included in accumulated other comprehensive income on our December 31, 2010 condensed consolidated balance sheet. This increase to our obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as we do not have sufficient information to determine what, if any, claims will be filed until regulations are issued. We will continue to evaluate the impact of these changes on such claims and record any necessary changes in the period in which the impact is estimable. For more information, please read “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other—Health Care Reform” of this Quarterly Report on Form 10-Q.

9.	COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of our managing general partner and its affiliates who perform services for us. The LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units. Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to review and approval of the compensation committee of the MGP board of directors (“Compensation Committee”). On January 25, 2011, the Compensation Committee determined that the vesting requirements for the 2008 grants of 91,100 units (which are net of 2,500 forfeitures) had been satisfied as of January 1, 2011. As a result of this vesting, on February 11, 2011, we issued 58,886 unrestricted common units to LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the LTIP participants. On January 25, 2011, the Compensation Committee authorized additional grants of up to 110,000 restricted units, of which 108,416 were granted during the six months ended June 30, 2011, all of which will vest on January 1, 2014 subject to satisfaction of certain financial tests. The fair value of these 2011 grants is equal to the intrinsic value at the date of grant, which was $66.84 per unit. LTIP expense was $1.4 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively, and $2.5 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. After consideration of the January 1, 2011 vesting and subsequent issuance of 58,886 common units, approximately 2.2 million units remain available for issuance under the LTIP in the future, assuming all grants issued in 2009, 2010 and 2011 currently outstanding are settled with common units and no future forfeitures occur.

As of June 30, 2011, there was $9.2 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.4 years. As of June 30, 2011, the intrinsic value of the non-vested LTIP grants was $29.9 million. As of June 30, 2011, the total obligation associated with the LTIP was $6.8 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

SERP and Directors Deferred Compensation Plan

We utilize the SERP to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of “phantom” ARLP units.

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

Amounts that were payable under either the SERP or Deferred Compensation Plan on or prior to January 1, 2011, were paid in either cash or common units of ARLP. Effective for amounts that become payable after January 1, 2011, both the Deferred Compensation Plan and the SERP require that vested benefits be paid to participants only in common units of ARLP, and therefore the phantom units now qualify for equity award accounting treatment. As a result, we reclassified a total of $9.2 million of obligations for the SERP and the Deferred Compensation Plan from due to affiliates and other long-term liabilities to partners’ capital in our condensed consolidated balance sheets as required under FASB ASC 718, Compensation-Stock Compensation, on January 1, 2011. For the six months ended June 30, 2011 and 2010, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 5,898 and 6,283 phantom units, respectively, and the fair value of these phantom units was $71.96 and $44.97, respectively, on a weighted-average basis. Total SERP and Deferred Compensation Plan expense was approximately $0.2 million and $0.6 million for the three months ended June 30, 2011 and 2011, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there were 146,143 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $11.3 million. As of June 30, 2011, the total obligation associated with the SERP and Deferred Compensation Plan was $9.6 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

10.	COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$618	$713	$1,236	$1,426
Interest cost	788	840	1,576	1,679
Expected return on plan assets	(973)	(924)	(1,945)	(1,846)
Amortization of net loss	122	269	244	538

Net periodic benefit cost	$555	$898	$1,111	$1,797

We previously disclosed in our financial statements for the year ended December 31, 2010 that we expected to contribute $5.0 million to the Pension Plan in 2011. During the six months ended June 30, 2011, we made contribution payments of $2.6 million for the 2010 plan year and $0.8 million for the 2011 plan year. On July 15, 2011, we made a payment of $0.8 million for the 2011 plan year. We will make an additional quarterly contribution of $0.8 million for the 2011 plan year and, therefore, we expect to contribute a total of approximately $5.0 million to the Pension Plan in 2011 for the 2010 and 2011 plan years.

11.	COMPREHENSIVE INCOME

Total comprehensive income for the three and six months ended June 30, 2011 and 2010, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$98,178	$85,461	$193,558	$160,449
Other comprehensive income:
Actuarially determined long-term liability adjustments	67	269	133	538

Total other comprehensive income	67	269	133	538

Comprehensive income	$98,245	$85,730	$193,691	$160,987

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s Gibson North mining complex, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, River View Coal, LLC’s mining complex, the Sebree Mining, LLC (“Sebree”) property, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and its wholly-owned subsidiary, ARP Sebree, LLC. We recently received the permits necessary to begin mine construction at the Gibson South property, and on July 25, 2011, the board of directors of our managing general partner approved development of this mine, which is currently underway. We are in the process of permitting the Sebree property for future mine development.

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

Other and Corporate includes marketing and administrative expenses, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in Mid-America Carbonates, LLC (“MAC”) and certain properties of Alliance Resource Properties. Reportable segment results as of and for the three and six months ended June 30, 2011 and 2010 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Reportable segment results for the three months ended June 30, 2011:

Total revenues (2)	$323,214	$57,521	$69,493	$10,967	$(3,249)	$457,946
Segment Adjusted EBITDA Expense (3)	193,023	39,535	51,579	8,678	(3,249)	289,566
Segment Adjusted EBITDA (4)	124,201	17,563	15,622	2,288	—	159,674
Capital expenditures	37,913	5,498	34,315	925	—	78,651

Reportable segment results for the three months ended June 30, 2010:

Total revenues (2)	$296,949	$40,928	$57,973	$10,835	$(6,342)	$400,343
Segment Adjusted EBITDA Expense (3)	174,590	31,921	41,616	9,157	(6,342)	250,942
Segment Adjusted EBITDA (4)	115,872	8,911	14,121	1,676	—	140,580
Capital expenditures	51,191	3,161	42,684	355	—	97,391

Reportable segment results as of and for the six months ended June 30, 2011:

Total revenues (2)	$640,801	$105,226	$123,196	$20,644	$(8,663)	$881,204
Segment Adjusted EBITDA Expense (3)	373,267	73,052	92,893	18,337	(8,663)	548,886
Segment Adjusted EBITDA (4)	254,934	31,134	25,937	2,307	—	314,312
Total assets	798,452	91,271	367,514	369,763	(990)	1,626,010
Capital expenditures	73,354	11,855	55,773	1,451	—	142,433

Reportable segment results as of and for the six months ended June 30, 2010:

Total revenues (2)	$591,586	$80,690	$98,975	$21,346	$(11,593)	$781,004
Segment Adjusted EBITDA Expense (3)	347,443	64,746	73,587	18,018	(11,593)	492,201
Segment Adjusted EBITDA (4)	230,001	15,834	21,111	3,331	—	270,277
Total assets	759,487	80,656	286,740	29,326	(2,707)	1,153,502
Capital expenditures	83,389	4,520	85,991	948	—	174,848

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations.
(2)	Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, Mt. Vernon transloading revenues, administrative service revenues from affiliates and brokerage sales.
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Segment Adjusted EBITDA Expense	$289,566	$250,942	$548,886	$492,201
Outside coal purchases	(5,842)	(4,544)	(9,631)	(6,386)
Other income	393	304	980	154

Operating expenses (excluding depreciation, depletion and amortization)	$284,117	$246,702	$540,235	$485,969

(4)	Segment Adjusted EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Segment Adjusted EBITDA	$159,674	$140,580	$314,312	$270,277
General and administrative	(13,002)	(11,628)	(25,422)	(22,329)
Depreciation, depletion and amortization	(39,100)	(35,677)	(76,962)	(71,973)
Interest expense, net	(9,069)	(7,391)	(18,274)	(14,935)
Income tax expense	(325)	(423)	(96)	(591)

Net income	$98,178	$85,461	$193,558	$160,449

13.	SUBSEQUENT EVENTS

On July 27, 2011, we declared a quarterly distribution for the quarter ended June 30, 2011, of $0.9225 per unit, on all common units outstanding, totaling approximately $55.3 million (which includes our managing general partner’s incentive distributions), payable on August 12, 2011 to all unitholders of record as of August 5, 2011.

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

Summary

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the fourth largest coal producer in the eastern U.S. We operate nine underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. We are constructing a new mining complex in West Virginia, and we also operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. In addition, on July 25, 2011, the board of directors of our managing general partner (“Board of Directors”) approved development of a new mine in Indiana. As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.

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

•

Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, LLC’s Gibson North mining complex (“Gibson North”), Hopkins County Coal, LLC’s Elk Creek mining complex (“Hopkins”), White County Coal, LLC’s Pattiki mine (“Pattiki”), Warrior Coal, LLC’s mining complex (“Warrior”), River View Coal, LLC’s mining complex (“River View”), the Sebree Mining, LLC (“Sebree”) property, the Gibson County Coal (South), LLC (“Gibson South”) property and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”) and its wholly-owned subsidiary, ARP Sebree, LLC. We recently received the permits necessary to begin mine construction at the Gibson South property, and on July 25, 2011, the Board of Directors approved development of this mine, which is currently underway. We are in the process of permitting the Sebree property for future mine development.

•	Central Appalachian reportable segment is comprised of two operating segments, Pontiki Coal, LLC’s (“Pontiki”) and MC Mining, LLC’s mining complexes.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We reported record net income of $98.2 million for the three months ended June 30, 2011 (“2011 Quarter”) compared to $85.5 million for the three months ended June 30, 2010 (“2010 Quarter”). This increase of $12.7 million was principally due to improved pricing resulting in a record quarterly average coal sales price of $56.08 per ton sold for the 2011 Quarter, as compared to $51.53 per ton sold for the 2010 Quarter and record coal sales volumes, which increased to 7.9 million tons for the 2011 Quarter compared to 7.5 million tons for the 2010 Quarter. We had higher tons produced of 7.5 million tons in the 2011 Quarter compared to 6.9 million tons produced in the 2010 Quarter. The increase in produced tons primarily reflects increased production from our River View, Pattiki and Central Appalachia mines. Higher operating expenses during the 2011 Quarter resulted primarily from increased sales and production volumes, which particularly impacted materials and supplies expenses, sales-related expenses, maintenance costs and labor costs. Increased operating expenses also reflect increased incidental production at our Tunnel Ridge mine development project.

	Three Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(per ton sold)
Tons sold	7,890	7,489	N/A	N/A
Tons produced	7,535	6,917	N/A	N/A
Coal sales	$442,483	$385,905	$56.08	$51.53
Operating expenses and outside coal purchases	$289,959	$251,246	$36.75	$33.55

Coal sales. Coal sales for the 2011 Quarter increased 14.7% to $442.5 million from $385.9 million for the 2010 Quarter. The increase of $56.6 million in coal sales reflected the benefit of record coal sales prices (contributing $35.9 million in coal sales) and record tons sold (contributing $20.7 million in additional coal sales). Average coal sales prices in the 2011 Quarter increased $4.55 per ton sold to $56.08 per ton in the 2011 Quarter compared to $51.53 per ton in the 2010 Quarter, primarily as a result of improved contract pricing across all regions.

Operating expenses. Operating expenses increased 15.2% to $284.1 million for the 2011 Quarter from $246.7 million for the 2010 Quarter primarily due to record coal sales and increased production volumes. Increased River View production and Tunnel Ridge development combined to increase certain operating expenses by $11.6 million during the 2011 Quarter, which are generally included in variances discussed below. Operating expenses were impacted by various other factors, the most significant of which are also discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 6.9% to $11.92 per ton in the 2011 Quarter from $11.15 per ton in the 2010 Quarter. This increase of $0.77 per ton represents increased mine development labor and benefits at our Tunnel Ridge mine and the impact of decreased coal recoveries at our Dotiki, Warrior and Mettiki mines, partially offset by lower labor cost per ton resulting from increased production at our River View and Central Appalachian mines;

•

Workers’ compensation expenses per ton produced increased to $1.09 per ton in the 2011 Quarter from $1.06 per ton in the 2010 Quarter. The increase of $0.03 per ton produced resulted primarily from favorable reserve adjustments during the 2010 Quarter;

•

Material and supplies expenses per ton produced increased 16.7% to $12.14 per ton in the 2011 Quarter from $10.40 per ton in the 2010 Quarter. The increase of $1.74 per ton produced resulted from an increase in cost for certain products and services, primarily roof support (increase of $0.39 per ton), power and fuel used in the mining process (increase of $0.38 per ton), outside services and contract labor used in the mining process (increase of $0.40 per ton), ventilation (increase of $0.19 per ton) and rock dust (increase of $0.11 per ton) in addition to the negative cost impact of heightened regulatory oversight;

•

Maintenance expenses per ton produced increased 13.0% to $4.08 per ton in the 2011 Quarter from $3.61 per ton in the 2010 Quarter. The increase of $0.47 per ton produced was primarily due to higher maintenance costs in various equipment categories in the Illinois Basin and Northern Appalachian regions, as well as increased longwall maintenance costs at our Mettiki mine;

•

Mine administration expenses increased $3.6 million for the 2011 Quarter compared to the 2010 Quarter, primarily due to increased regulatory cost across all regions, increased costs associated with Matrix Design products and research, and higher insurance costs;

•

Contract mining expenses increased $0.8 million for the 2011 Quarter compared to the 2010 Quarter due principally to increased production expenses at both third-party mining operations, which include transition costs associated with a new contract mining agreement and closure costs related to one of the third-party mining operations;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.27 per produced ton sold in the 2011 Quarter compared to the 2010 Quarter, primarily as a result of increased average coal sales prices across all regions; and

•

Operating expenses for the 2010 Quarter included $1.2 million for the retirement of certain assets related to the failed vertical hoist conveyor system at our Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure In 2010” of this Quarterly Report on Form 10-Q.

General and administrative. General and administrative expenses for the 2011 Quarter increased to $13.0 million compared to $11.6 million in the 2010 Quarter. The increase of $1.4 million was primarily due to increases in salary expense and professional service fees.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design and other outside services and administrative services revenue from affiliates. Other sales and operating revenues increased to $6.8 million for the 2011 Quarter from $5.6 million for the 2010 Quarter. The increase of $1.2 million was primarily attributable to increased Matrix Design product sales.

Outside coal purchases. Outside coal purchases increased to $5.8 million for the 2011 Quarter from $4.5 million in the 2010 Quarter. The increase of $1.3 million was primarily attributable to increased coal brokerage activity as well as Mettiki’s higher cost per ton of coal purchased for sale into the export market.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $39.1 million for the 2011 Quarter from $35.7 million for the 2010 Quarter. The increase of $3.4 million was attributable to additional depreciation expense associated with capital expenditures related to the expansion of our River View mine, infrastructure and equipment expenditures at our Dotiki mine and capital expenditures related to various infrastructure improvements and efficiency projects at other mining operations.

Interest expense. Interest expense, net of capitalized interest, increased to $9.2 million for the 2011 Quarter from $7.4 million for the 2010 Quarter. The increase of $1.8 million was principally attributable to increased interest expense resulting from our $300 million term loan, which was completed in the fourth quarter of 2010, partially offset by reduced interest expense resulting from our August 2010 principal repayment of $18.0 million on our original senior notes issued in 1999, each of which is discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses were $8.7 million and $8.8 million for the 2011 and 2010 Quarters, respectively. The decrease of $0.1 million was primarily attributable to reduced tonnage for which we arranged transportation at certain mines. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

Income tax expense. Income tax expense was $0.3 million for the 2011 Quarter compared to $0.4 million for the 2010 Quarter. Income taxes are primarily due to the operations of Matrix Design, which is owned by our subsidiary, Alliance Service, Inc. The decrease in income tax expense was due to lower annualized operating income from Matrix Design.

Segment Adjusted EBITDA. Our 2011 Quarter Segment Adjusted EBITDA increased $19.1 million, or 13.6%, to a record $159.7 million from the 2010 Quarter Segment Adjusted EBITDA of $140.6 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,
	2011	2010	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$124,201	$115,872	$8,329	7.2%
Central Appalachia	17,563	8,911	8,652	97.1%
Northern Appalachia	15,622	14,121	1,501	10.6%
Other and Corporate	2,288	1,676	612	36.5%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (2)	$159,674	$140,580	$19,094	13.6%

Tons sold
Illinois Basin	6,328	6,113	215	3.5%
Central Appalachia	708	543	165	30.4%
Northern Appalachia	830	833	(3)	(0.4)%
Other and Corporate	24	—	24	(1)
Elimination	—	—	—	—

Total tons sold	7,890	7,489	401	5.4%

Coal sales
Illinois Basin	$317,042	$290,204	$26,838	9.2%
Central Appalachia	57,098	40,837	16,261	39.8%
Northern Appalachia	66,360	54,859	11,501	21.0%
Other and Corporate	1,983	5	1,978	(1)
Elimination	—	—	—	—

Total coal sales	$442,483	$385,905	$56,578	14.7%

Other sales and operating revenues
Illinois Basin	$181	$257	$(76)	(29.6)%
Central Appalachia	—	(5)	5	(1)
Northern Appalachia	842	878	(36)	(4.1)%
Other and Corporate	8,983	10,829	(1,846)	(17.0)%
Elimination	(3,249)	(6,342)	3,093	48.8%

Total other sales and operating revenues	$6,757	$5,617	$1,140	20.3%

Segment Adjusted EBITDA Expense
Illinois Basin	$193,023	$174,590	$18,433	10.6%
Central Appalachia	39,535	31,921	7,614	23.9%
Northern Appalachia	51,579	41,616	9,963	23.9%
Other and Corporate	8,678	9,157	(479)	(5.2)%
Elimination	(3,249)	(6,342)	3,093	48.8%

Total Segment Adjusted EBITDA Expense (3)	$289,566	$250,942	$38,624	15.4%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended June 30,
	2011	2010
Segment Adjusted EBITDA	$159,674	$140,580
General and administrative	(13,002)	(11,628)
Depreciation, depletion and amortization	(39,100)	(35,677)
Interest expense, net	(9,069)	(7,391)
Income tax expense	(325)	(423)

Net income	$98,178	$85,461

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Segment Adjusted EBITDA Expense	$289,566	$250,942
Outside coal purchases	(5,842)	(4,544)
Other income	393	304

Operating expense (excluding depreciation, depletion and amortization)	$284,117	$246,702

Illinois Basin – Segment Adjusted EBITDA increased 7.2% to $124.2 million in the 2011 Quarter from $115.9 million in the 2010 Quarter. The increase of $8.3 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $50.10 per ton sold during the 2011 Quarter compared to $47.47 per ton sold for the 2010 Quarter. Coal sales increased 9.2% to $317.0 million in the 2011 Quarter compared to $290.2 million in the 2010 Quarter. The increase of $26.8 million primarily reflects the increase in the average coal sales price discussed above and increased tons produced and sold from our River View mine and Pattiki mine, which resumed full production in the first quarter of 2011, offset partially by weather disruptions and difficult mining conditions affecting certain other mining operations. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 10.6% to $193.0 million from $174.6 million in the 2010 Quarter and increased $1.94 per ton sold to $30.50 from $28.56 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, as well as difficult mining conditions resulting in lower production at the Warrior and Dotiki mines and weather related disruptions at the Gibson North and Hopkins mines. These increases were partially offset by higher production at our River View and Pattiki mines and the impact on the 2010 Quarter of a $1.2 million loss on the retirement of certain assets related to the failed vertical hoist conveyor system at our Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure In 2010” of this Quarterly Report on Form 10-Q.

Central Appalachia – Segment Adjusted EBITDA increased 97.1% to $17.6 million for the 2011 Quarter compared to $8.9 million in the 2010 Quarter. The increase of $8.7 million was primarily attributable to increased tons sold, which increased 30.4% to 0.7 million tons sold in the 2011 Quarter, as well as improved contract pricing resulting in a higher average coal sales price of $80.66 per ton sold during the 2011 Quarter compared to $75.24 per ton sold for the 2010 Quarter. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 23.9% to $39.5 million from $31.9 million in the 2010 Quarter, primarily as a result of increased sales volumes and certain cost increases described above under consolidated operating expenses, as well as the impact of increasingly stringent regulatory compliance. Although Segment Adjusted EBITDA Expense increased, Segment Adjusted EBITDA expense per ton decreased 5.1% to $55.85 per ton in the 2011 Quarter from $58.82 per ton in the 2010 Quarter, primarily as a result of increased production at both Central Appalachian mines and particularly Pontiki, which added a fourth mining unit in the 2011 Quarter.

Northern Appalachia – Segment Adjusted EBITDA increased 10.6% to $15.6 million for the 2011 Quarter as compared to $14.1 million in the 2010 Quarter. This increase of $1.5 million was primarily attributable to improved contract pricing in the export coal markets resulting in a higher average sales price of $79.92 per ton sold for the 2011 Quarter compared to $65.87 per ton sold for the 2010 Quarter. Total Segment Adjusted EBITDA Expense for the 2011 Quarter increased 23.9% to $51.6 million from $41.6 million in the 2010 Quarter and increased $12.15 per ton sold to $62.12 from $49.97 per ton sold, primarily as a result of increased cost per ton of coal purchased for sale into the export markets and lower coal recoveries due to difficult geologic conditions at the Mountain View mine, as well as the other cost increases described above under consolidated operating expenses, including expenses related to our Tunnel Ridge mine development project

Other and Corporate – Segment Adjusted EBITDA increased $0.6 million in the 2011 Quarter from the 2010 Quarter. This increase was primarily attributable to higher coal brokerage sales. Other sales and operating revenues decreased 17.0% to $9.0 million in the 2011 Quarter compared to $10.8 million for the 2010 Quarter. The decrease of $1.8 million was primarily attributable to decreased sales of mine safety equipment by the Matrix Group to our other mining subsidiaries (which are eliminated upon consolidation) and a decrease in Mt. Vernon outside transloading revenue resulting in part from weather disruptions. Segment Adjusted EBITDA Expense decreased 5.2% to $8.7 million for the 2011 Quarter compared to $9.2 million for the 2010 Quarter, primarily due to an increase in equity income from MAC, partially offset by increased component expenses and research costs associated with services revenue and safety equipment sales by the Matrix Group.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

We reported record net income of $193.6 million for the six months ended June 30, 2011 (“2011 Period”) compared to $160.4 million for the six months ended June 30, 2010 (“2010 Period”). This increase of $33.2 million was principally due to improved pricing resulting in an average coal sales price of $55.11 per ton sold for the 2011 Period, as compared to $50.44 per ton sold in the 2010 Period. We had tons sold of 15.4 million tons and tons produced of 15.8 million tons in the 2011 Period compared to 14.9 million tons sold and 14.5 million tons produced in the 2010 Period. This increase in produced tons primarily reflects increased production from our River View mine. Higher operating expenses during the 2011 Period resulted primarily from increased sales and production volumes, which particularly impacted materials and supplies expenses, sales-related expenses, maintenance costs and labor costs. Increased operating expenses also reflect increased incidental production at our Tunnel Ridge mine development project.

	Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(per ton sold)
Tons sold	15,428	14,870	N/A	N/A
Tons produced	15,755	14,461	N/A	N/A
Coal sales	$850,168	$750,064	$55.11	$50.44
Operating expenses and outside coal purchases	$549,866	$492,355	$35.64	$33.11

Coal sales. Coal sales for the 2011 Period increased 13.3% to $850.2 million from $750.1 million for the 2010 Period. The increase of $100.1 million in coal sales reflected the benefit of higher coal sales prices (contributing $72.1 million in coal sales) and increased tons sold (contributing $28.2 million in additional coal sales). Average coal sales prices increased $4.67 per ton sold to $55.11 per ton in the 2011 Period as compared to $50.44 per ton sold in the 2010 Period, primarily as a result of improved contract pricing across all regions.

Operating expenses. Operating expenses increased 11.2% to $540.2 million for the 2011 Period from $486.0 million for the 2010 Period primarily due to increased coal sales and production volumes. Increased River View production and Tunnel Ridge development combined to increase certain operating expenses by $29.5 million during the 2011 Period, which are generally included in variances discussed below. Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 6.3% to $11.31 per ton in the 2011 Period from $10.64 per ton in the 2010 Period. This increase of $0.67 per ton represents increased labor and benefits due to mine development at our Tunnel Ridge mine and decreased coal recoveries at our Dotiki, Warrior and Mettiki mines, partially offset by lower labor cost per ton resulting from increased production at our River View mine and Central Appalachian mines;

•

Workers’ compensation expenses per ton produced increased to $1.05 per ton in the 2011 Period from $1.00 per ton in the 2010 Period. The increase of $0.5 per ton produced resulted primarily from favorable reserve adjustments during the 2010 Period;

•

Material and supplies expenses per ton produced increased 17.9% to $11.74 per ton in the 2011 Period from $9.96 per ton in the 2010 Period. The increase of $1.78 per ton produced resulted from an increase in cost for certain products and services, primarily roof support (increase of $0.50 per ton), power and fuel used in the mining process (increase of $0.29 per ton), outside services and contract labor used in the mining process (increase of $0.44 per ton), ventilation (increase of $0.14 per ton), certain safety related materials and supplies (increase of $0.11 per ton) and rock dust (increase of $0.10 per ton) in addition to the negative cost impact of heightened regulatory oversight;

•

Maintenance expenses per ton produced increased 17.1% to $4.05 per ton in the 2011 Period from $3.46 per ton in the 2010 Period. The increase of $0.59 per ton produced was primarily due to higher maintenance costs on continuous miners (increase of $0.13 per ton) in the Illinois Basin and Northern Appalachian regions, increased longwall maintenance costs at our Mettiki mine and higher costs in other various categories;

•

Mine administration expenses increased $6.0 million for the 2011 Period compared to the 2010 Period, primarily due to increased regulatory costs, insurance costs and increased components expense associated with safety equipment sales by the Matrix Group. In addition, mine administration expenses increased during the 2011 Period due to costs incurred at Tunnel Ridge and Warrior related to reserve studies and mine planning activities;

•

Contract mining expenses increased $1.9 million for the 2011 Period compared to the 2010 Period. The increase primarily reflects increased production and increased production expense from our existing contract mining operations in Northern Appalachia. Also contributing to increased contract mining expenses were transition costs associated with a new contract mining agreement and closure costs for one of the mining operations;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.38 per produced ton sold in the 2011 Period compared to the 2010 Period, primarily as a result of increased average coal sales prices across all regions;

•

The operating expenses increases described above were partially offset in the 2011 Period by a 1.0 million reduction in tons sold from higher cost per ton beginning of the year coal inventory compared to the 2010 Period; and

•

Operating expenses for the 2010 Period included $1.2 million related to the retirement of certain assets related to the failed vertical hoist conveyor system at our Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure In 2010” of this Quarterly Report on Form 10-Q.

General and administrative. General and administrative expenses for the 2011 Period increased to $25.4 million compared to $22.3 million in the 2010 Period. The increase of $3.1 million was primarily due to increases in salary expense, incentive compensation expense and professional service fees.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design and other outside services and administrative services revenue from affiliates. Other sales and operating revenues increased to $13.0 million for the 2011 Period from $12.4 million for the 2010 Period. The increase of $0.6 million was primarily attributable to increased Matrix Design product sales and Mt. Vernon transloading revenues.

Outside coal purchases. Outside coal purchases increased to $9.6 million for the 2011 Period compared to $6.4 million in the 2010 Period. The increase of $3.2 million was primarily attributable to increased outside coal purchases related to our Northern Appalachian region due to increased demand in export coal markets, as well as increased coal brokerage activity.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $77.0 million for the 2011 Period from $72.0 million for the 2010 Period. The increase of $5.0 million was attributable to additional depreciation expense associated with capital expenditures related to the expansion of our River View mine, infrastructure and equipment expenditures at our Dotiki mine and capital expenditures related to various infrastructure improvements and efficiency projects at other mining operations.

Interest expense. Interest expense, net of capitalized interest, increased to $18.5 million for the 2011 Period from $15.0 million for the 2010 Period. The increase of $3.5 million was principally attributable to increased interest expense resulting from our $300 million term loan, which was completed in the fourth quarter of 2010, partially offset by reduced interest expense from our August 2010 principal repayment of $18.0 million on our original senior notes issued in 1999, each of which is discussed in more detail below under “–Debt Obligations.”

Transportation revenues and expenses. Transportation revenues and expenses were $18.0 million and $18.5 million for the 2011 and 2010 Periods, respectively. The decrease of $0.5 million was primarily attributable to reduced tonnage for which we arranged transportation at certain mines, partially offset by an increase in the average transportation rate in the 2011 Period reflecting higher spot contracts with pass-through costs. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

Income tax expense. Income tax expense was $0.1 million for the 2011 Period compared to $0.6 million for the 2010 Period. Income taxes are primarily due to the operations of Matrix Design, which is owned by our subsidiary, Alliance Service, Inc. The decrease in income tax expense was due to lower annualized operating income in the 2011 Period from Matrix Design.

Segment Adjusted EBITDA. Our 2011 Period Segment Adjusted EBITDA increased $44.0 million, or 16.3%, to $314.3 million from the 2010 Period Segment Adjusted EBITDA of $270.3 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,
	2011	2010	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$254,934	$230,001	$24,933	10.8%
Central Appalachia	31,134	15,834	15,300	96.6%
Northern Appalachia	25,937	21,111	4,826	22.9%
Other and Corporate	2,307	3,331	(1,024)	(30.7)%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (2)	$314,312	$270,277	$44,035	16.3%

Tons sold
Illinois Basin	12,502	12,190	312	2.6%
Central Appalachia	1,303	1,149	154	13.4%
Northern Appalachia	1,599	1,531	68	4.4%
Other and Corporate	24	—	24	(1)
Elimination	—	—	—	—

Total tons sold	15,428	14,870	558	3.8%

Coal sales
Illinois Basin	$627,050	$576,644	$50,406	8.7%
Central Appalachia	104,063	80,466	23,597	29.3%
Northern Appalachia	117,072	92,940	24,132	26.0%
Other and Corporate	1,983	14	1,969	(1)
Elimination	—	—	—	—

Total coal sales	$850,168	$750,064	$100,104	13.3%

Other sales and operating revenues
Illinois Basin	$1,150	$800	$350	43.8%
Central Appalachia	123	114	9	7.9%
Northern Appalachia	1,759	1,758	1	0.1%
Other and Corporate	18,661	21,335	(2,674)	(12.5)%
Elimination	(8,663)	(11,593)	2,930	25.3%

Total other sales and operating revenues	$13,030	$12,414	$616	5.0%

Segment Adjusted EBITDA Expense
Illinois Basin	$373,267	$347,443	$25,824	7.4%
Central Appalachia	73,052	64,746	8,306	12.8%
Northern Appalachia	92,893	73,587	19,306	26.2%
Other and Corporate	18,337	18,018	319	1.8%
Elimination	(8,663)	(11,593)	2,930	25.3%

Total Segment Adjusted EBITDA Expense (3)	$548,886	$492,201	$56,685	11.5%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, and general and administrative expenses. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment as compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Segment Adjusted EBITDA	$314,312	$270,277
General and administrative	(25,422)	(22,329)
Depreciation, depletion and amortization	(76,962)	(71,973)
Interest expense, net	(18,274)	(14,935)
Income tax expense	(96)	(591)

Net income	$193,558	$160,449

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers, and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Segment Adjusted EBITDA Expense	$548,886	$492,201
Outside coal purchases	(9,631)	(6,386)
Other income	980	154

Operating expense (excluding depreciation, depletion and amortization)	$540,235	$485,969

Illinois Basin – Segment Adjusted EBITDA increased 10.8% to $254.9 million in the 2011 Period from $230.0 million in the 2010 Period. The increase of $24.9 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $50.16 per ton sold during the 2011 Period compared to $47.31 per ton sold for the 2010 Period. Coal sales increased 8.7% to $627.1 million in the 2011 Period compared to $576.6 million in the 2010 Period. The increase of $50.5 million primarily reflects the increase in average coal sales price discussed above and increased tons produced and sold from our River View mine and Pattiki mine, which resumed full production in the first quarter of 2011, offset partially by weather disruptions and difficult mining conditions affecting certain mine operations. Total Segment Adjusted EBITDA Expense for the 2011 Period increased 7.4% to $373.3 million from $347.4 million in the 2010 Period and increased $1.36 per ton sold to $29.86 from $28.50 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, as well as lower production at the Dotiki and Warrior mines and weather related disruptions at the Gibson North and Hopkins mines. These increases were partially offset by higher production at our River View and Pattiki mines in the 2011 Period and the impact on the 2010 Period of a $1.2 million loss on the retirement of certain assets related to the failed vertical hoist conveyor system at our Pattiki mine. For more information on Pattiki, please read “Part I. Item 1. Financial Statements (Unaudited) – Note 4. Pattiki Vertical Hoist Conveyor System Failure In 2010” of this Quarterly Report on Form 10-Q.

Central Appalachia – Segment Adjusted EBITDA increased 96.6% to $31.1 million for the 2011 Period, compared to $15.8 million for the 2010 Period. The increase of $15.3 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $79.89 per ton sold during the 2011 Period compared to $70.01 per ton sold for the 2010 Period, as well as a 13.4% increase in tons sold to 1.3 million tons in the 2011 Period compared to 1.1 million tons sold in the 2010 Period. Total Segment Adjusted EBITDA Expense for the 2010 Period increased 12.8% to $73.1 million from $64.7 million in the 2010 Period, primarily as a result of certain cost increases described above under consolidated operating expenses as well as the impact of increasingly stringent regulatory compliance. Although Segment Adjusted EBITDA Expense increased, Segment Adjusted EBITDA expense per ton decreased 0.4% to $56.08 per ton in the 2011 Period from $56.33 per ton in the 2010 Period primarily as a result of increased production at both Central Appalachian mines and particularly Pontiki, which added a fourth mining unit during the 2011 Period.

Northern Appalachia – Segment Adjusted EBITDA increased 22.9% to $25.9 million for the 2011 Period, compared to $21.1 million for the 2010 Period. The increase of $4.8 million was primarily attributable to improved contract pricing in the export coal markets resulting in a higher average sales price of $73.20 per ton sold for the 2011 Period compared to $60.73 per ton sold for the 2010 Period. Improved demand in the export coal markets also resulted in higher tons sold, which increased 4.4% to

1.6 million tons in the 2011 Period from 1.5 million tons in the 2010 Period. Total Segment Adjusted EBITDA Expense for the 2011 Period increased 26.2% to $92.9 million from $73.6 million in the 2010 Period and increased $10.00 per ton sold to $58.08 from $48.08 per ton sold, primarily as a result of higher coal sales volumes, increased costs associated with coal purchased for sale into the export market and lower coal recoveries due to adverse geologic conditions, as well as the other cost increases described above under consolidated operating expenses, including expenses related to our Tunnel Ridge mine development project.

Other and Corporate – Segment Adjusted EBITDA and other sales and operating revenues decreased $1.0 million and $2.7 million, respectively, in the 2011 Period compared to the 2010 Period. These decreases were primarily attributable to lower Matrix Group safety equipment sales and a decrease in Mt. Vernon outside transloading revenues. Segment Adjusted EBITDA Expense increased 1.8% to $18.3 million for the 2011 Period compared to $18.0 million for the 2010 Period, primarily due to increased component expenses and research costs associated with services revenue and safety equipment sales by the Matrix Group, partially offset by an increase in equity income from MAC during the 2011 Period and a loss associated with United Kingdom currency held during the 2010 Period.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under revolving credit facilities. We believe that the current cash on hand, cash generated from operations, cash from borrowings under our current credit facility and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled debt payments and distribution payments. Our ability to satisfy our obligations and planned expenditures will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond our control. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010.

Cash Flows

Cash provided by operating activities was $261.4 million for the 2011 Period compared to $258.9 million for the 2010 Period. The increase in cash provided by operating activities was principally attributable to higher net income and an increase in the change in accounts payable in the 2011 Period compared to the 2010 Period. These increases in cash provided by operating activities were partially offset by a significant increase in coal inventory during the 2011 Period as compared to a decrease during the 2010 Period.

Net cash used in investing activities was $147.0 million for the 2011 Period compared to $183.6 million for the 2010 Period. The decrease in cash used for investing activities was primarily attributable to decreases in capital expenditures at Tunnel Ridge as a result of our construction timetable and River View due to the addition of mining units during the 2010 Period, partially offset by mine infrastructure and equipment expenditures at the Dotiki mine as well as increased capital expenditures at other mines and timing differences in accounts payable and accrued liabilities compared to the 2010 Period.

Net cash used in financing activities was $106.8 million for the 2011 Period compared to $86.8 million for the 2010 Period. The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2011 Period and net borrowings of $5.0 million under the ARLP Credit Facility in the 2010 Period.

Capital Expenditures

Capital expenditures decreased to $142.4 million in the 2011 Period from $174.8 million in the 2010 Period. See “—Cash Flows” above for additional information regarding capital expenditures.

Our anticipated total capital expenditures for the year ending December 31, 2011 are estimated in a range of $320.0 to $360.0 million. Management anticipates funding remaining 2011 capital requirements with cash and cash equivalents ($347.1 million as of June 30, 2011), cash flows provided by operations and borrowing available under the ARLP Credit Facility as discussed below. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

At June 30, 2011, we had $11.6 million of letters of credit outstanding with $130.9 million available for borrowing under the ARLP Credit Facility. We had no borrowings outstanding under the ARLP Credit Facility as of June 30, 2011 or December 31, 2010. We utilize the ARLP Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. We incur an annual commitment fee of 0.375% on the undrawn portion of the ARLP Credit Facility.

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

Term Loan. On December 29, 2010, our Intermediate Partnership entered into a term loan agreement (the “Term Loan Agreement”) with various financial institutions for a term loan (the “Term Loan”) in the aggregate principal amount of $300 million. The Term Loan bears interest at a variable rate plus an applicable margin which fluctuates depending upon whether we elect the Term Loan (or a portion thereof) to bear interest at the Base Rate or the Eurodollar Rate (as defined in the Term Loan Agreement).

We have elected the Eurodollar Rate which, with applicable margin, was 2.3% as of June 30, 2011. Interest is payable quarterly with principal due as follows: $15 million due per quarter beginning March 31, 2013 through December 31, 2013, $18.75 million due per quarter beginning March 31, 2014 through September 30, 2015 and the balance of $108.75 million due on December 31, 2015. We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Term Loan Agreement. Upon a “change of control” (as defined in the Term Loan Agreement), the unpaid principal amount of the Term Loan, all interest thereon and all other amounts payable under the Term Loan Agreement will become due and payable.

We incurred debt issuance costs of approximately $1.4 million in 2010 associated with the Term Loan Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Term Loan.

The ARLP Credit Facility, Senior Notes, 2008 Senior Notes and the Term Loan (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain the following: (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 4.0 to 1.0, in both cases, during the four most recently ended fiscal quarters. The ARLP Credit Facility, Senior Notes and the 2008 Senior Notes limit our Intermediate Partnership’s maximum annual capital expenditures, excluding acquisitions, as described above. The debt to cash flow ratio and cash flow to interest expense ratio were 1.33 to 1.0 and 16.2 to 1.0, respectively, for the trailing twelve months ended June 30, 2011. Actual capital expenditures were $142.4 million for the 2011 Period. We were in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2011.

Other. In addition to the letters of credit available under the ARLP Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At June 30, 2011, we had $30.7 million in letters of credit outstanding under agreements with these two banks. SGP previously guaranteed $5.0 million of these outstanding letters of credit. On May 4, 2011, the ARLP Partnership entered into the Amendment and Restatement of Letter of Credit Facility Agreement, dated as of October 2, 2010, which released SGP from its guarantee of these outstanding letters of credit.

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

New Accounting Standards Issued and Not Yet Adopted

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 removes the presentation options in Accounting Standards Codification 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income (“OCI”). ASU 2011-05 does not change the items that must be reported in OCI. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its provisions must be applied retrospectively for all periods presented in the financial statements. We do not anticipate the adoption of ASU 2011-05 on January 1, 2012 will have a material impact on our consolidated financial statements.

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

The Dodd–Frank Act

On July 21, 2010, President Obama signed into law the Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd–Frank Act”). The additional regulations imposed by the Dodd–Frank Act on financial institutions may result in increased costs associated with future borrowings and decreased availability of credit. However, we are presently unable to determine the significance of any potential increase in our borrowing costs or potential liquidity constraints, if any. The Dodd–Frank Act also requires public mining companies to report certain safety information regarding citations, penalties and pending legal actions in each periodic report filed with the U.S. Securities and Exchange Commission (“SEC”) and to file current reports on Form 8-K for certain safety matters. We are continuing to evaluate the effect of the Dodd–Frank Act on our operations.

Pattiki Vertical Hoist Conveyor System Failure In 2010

On May 13, 2010, White County Coal’s Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. Our operating expenses for the three and six months ended June 30, 2010 include $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. We reviewed our commercial property (including business interruption) insurance policies and, as the loss on the vertical hoist conveyor system did not exceed our deductible for property damage, we did not recover any amounts under such policies.

While the Pattiki mine was temporarily idled, we expanded coal production at our other coal mines in the region, including the addition of the seventh and eighth production units at the River View mine, to partially offset the loss of production from the Pattiki mine. Consequently, the temporary idling of the Pattiki mine did not have a material adverse impact on our results of operations and cash flows. On July 19, 2010, the Pattiki mine resumed limited production while White County Coal continued to assess the effectiveness and reliability of the repaired vertical hoist conveyor system. On January 3, 2011, the Pattiki mine returned to full production.

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

Interest Rate Risk

Borrowings under the ARLP Credit Facility and Term Loan Agreement are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates. We do not utilize any interest rate derivative instruments related to our outstanding debt. We had no borrowings under the ARLP Credit Facility and $300.0 million outstanding under the Term Loan Agreement at June 30, 2011. A one percentage point increase in the interest rates related to the Term Loan Agreement would result in an annualized increase in 2011 interest expense of $3.0 million, based on borrowing levels at June 30, 2011. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $18.2 million in the estimated fair value of these borrowings.

As of June 30, 2011, the estimated fair value of the ARLP Debt Arrangements was approximately $767.9 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2011. There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of June 30, 2011. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective to ensure that the ARLP Partnership is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods, and during the quarterly period ended June 30, 2011, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also a leader in developing and implementing new technologies to improve safety throughout the industry. For example, our subsidiary Matrix Design recently announced the development of two innovative technologies designed to improve safety in underground mining operations – a portable, wireless communication and electronic tracking system designed to allow surface personnel the ability to communicate with and locate underground mining personnel and a proximity detection system designed to improve the safety of continuous mining units used in underground operations. Matrix Design has completed installation of its communication and tracking system at all of our operating subsidiaries and has either installed or received orders to install this vital safety system at over half of the operating underground coal mines in the U.S. In addition, Matrix Design has twenty-six of its proximity detection systems functioning on continuous miners in our operating subsidiaries’ underground coal mines.

Our industry is focused on improving employee safety and its safety performance is continuously monitored, including through the mining industry standard of “non-fatal days lost”, or “NFDL”, which reflects both the frequency and severity of injuries incurred and, we believe, is a better measure of safety performance than compliance statistics. As indicated in the chart below, these efforts have resulted in significant safety improvements as the industry average NFDL as of the first quarter of 2011, as reported(a) by the Mine Safety and Health Administration (“MSHA”), has decreased approximately 65% since 1998.

(a)	Data compiled for all U.S. underground bituminous coal mines and related surface facilities from the MSHA report “Mine Injury and Worktime, Quarterly Closeout Edition.” Data for 1998 through 2010 reflects the “January – December, Final” report for each year. Data for 2011 reflects the “January – March, Preliminary” report for the first three months of 2011.

During this same time period, the combined NFDL rating of our operating subsidiaries has averaged approximately one-third better than the industry average and in 2010 we achieved the best overall annual NFDL rating in our history.

Our mining operations are subject to extensive and stringent compliance standards established pursuant to the Federal Mine Safety and Health Act of 1977, as amended by the MINER Act (as amended, the “Mine Act”). MSHA monitors and rigorously enforces compliance with these standards, and our mining operations are inspected frequently. During the three months ended June 30, 2011, our mines were subject to 1,541 MSHA inspection days with an average of only 0.21 “significant and substantial”, or “S&S”, citations written per inspection day.

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

We take all allegations of violations of Mine Act standards seriously, and if we disagree with the assertions of an MSHA inspector, we exercise our right to challenge those findings by “contesting” the citation or order pursuant to the procedures established by the Mine Act and its regulations. During the three months ended June 30, 2011, our operating subsidiaries contested approximately 20% of all citations and the majority of S&S citations issued by MSHA inspectors. These contested proceedings frequently result in the dismissal or modification of previously issued citations, substantial reductions in the penalty amounts originally assessed by MSHA, or both.

The Dodd—Frank Act requires issuers to include in periodic reports filed with the SEC certain information relating to citations or orders for violations of standards under the Mine Act. Responding to that legislation, we report that, for the three months ended June 30, 2011, none of our operating subsidiaries (a) received any violations under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) received any MSHA written notice under Mine Act section 104(e) of a pattern of violations of mandatory health or safety standards or the potential to have such a pattern, or (c) had any fatalities. For the three months ended June 30, 2011, our subsidiary, Webster County Coal, LLC, initiated one (1) legal proceeding before the Federal Mine Safety and Health Review Commission (“Commission”). The proceeding, which seeks an appeal of an administrative law judge’s decision in three consolidated cases involving Webster County Coal, LLC, is still pending. We have contests of 296 citations or orders pending before the administrative law judges of the Commission that were initiated during the three months ended June 30, 2011 and that involve all types of citations (i.e., not only S&S citations).

The following table sets out additional information required by the Dodd—Frank Act for the three months ended June 30, 2011. The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system or other factors.

Subsidiary Name (1)	Section 104(a) Citations(2)	Section 104(b) Orders (3)	Section 104(d) Citations and Orders (4)	Section 107(a) Orders (5)	Total Proposed Assessments (in thousands) (6)
Illinois Basin Operations
Webster County Coal, LLC (KY)	61	—	—	—	$43.1
Warrior Coal, LLC (KY)	35	1	2	1	$7.7
Hopkins County Coal, LLC (KY)	16	—	—	—	$3.5
River View Coal, LLC (KY)	19	—	—	—	$3.3
White County Coal, LLC (IL)	36	—	3	—	$16.1
Gibson County Coal, LLC (IN)	32	—	—	1	$93.7

Central Appalachian Operations
Pontiki Coal, LLC (KY)	50	—	—	—	$106.6
MC Mining, LLC (KY)	30	—	—	—	$24.3

Northern Appalachian Operations
Mettiki Coal, LLC (MD)	3	—	—	—	$0.1
Mettiki Coal (WV), LLC	21	—	—	—	$2.6
Tunnel Ridge, LLC (PA/WV)	11	—	—	—	$4.7

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

(6)	Amounts shown include assessments proposed by MSHA during the three months ended June 30, 2011 on the citations and orders reflected in this chart.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2011 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 8, 2011.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III President, Chief Executive Officer and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell Senior Vice President and Chief Financial Officer