Form 10-Q
period 2012-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2012-08-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, 36,874,949 common units are outstanding.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,364	$273,528
Trade receivables	164,459	128,643
Other receivables	1,247	3,525
Due from affiliates	255	5,116
Inventories	68,652	33,837
Advance royalties	7,560	7,560
Prepaid expenses and other assets	6,493	11,945

Total current assets	260,030	464,154

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,274,804	1,974,520
Less accumulated depreciation, depletion and amortization	(797,909)	(793,200)

Total property, plant and equipment, net	1,476,895	1,181,320

OTHER ASSETS:
Advance royalties	30,848	27,916
Equity investments in affiliates	63,880	40,118
Other long-term assets	27,200	18,010

Total other assets	121,928	86,044

TOTAL ASSETS	$1,858,853	$1,731,518

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$116,780	$96,869
Due to affiliates	567	494
Accrued taxes other than income taxes	21,219	15,873
Accrued payroll and related expenses	37,049	35,876
Accrued interest	1,944	2,195
Workers’ compensation and pneumoconiosis benefits	9,466	9,511
Current capital lease obligations	1,037	676
Other current liabilities	22,352	15,326
Current maturities, long-term debt	18,000	18,000

Total current liabilities	228,414	194,820

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	691,000	686,000
Pneumoconiosis benefits	59,592	54,775
Accrued pension benefit	24,723	27,538
Workers’ compensation	72,560	64,520
Asset retirement obligations	76,220	70,836
Long-term capital lease obligations	19,115	2,497
Other liabilities	7,865	6,774

Total long-term liabilities	951,075	912,940

Total liabilities	1,179,489	1,107,760

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 36,874,949 and 36,775,741 units outstanding, respectively	993,747	943,325
General Partners’ deficit	(275,226)	(279,107)
Accumulated other comprehensive loss	(39,157)	(40,460)

Total Partners’ Capital	679,364	623,758

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,858,853	$1,731,518

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

SALES AND OPERATING REVENUES:
Coal sales	$512,505	$442,483	$942,104	$850,168
Transportation revenues	5,441	8,706	12,026	18,006
Other sales and operating revenues	11,918	6,757	19,320	13,030

Total revenues	529,864	457,946	973,450	881,204

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	334,647	284,117	608,162	540,235
Transportation expenses	5,441	8,706	12,026	18,006
Outside coal purchases	16,154	5,842	30,335	9,631
General and administrative	16,052	13,002	30,341	25,422
Depreciation, depletion and amortization	52,109	39,100	95,142	76,962

Total operating expenses	424,403	350,767	776,006	670,256

INCOME FROM OPERATIONS	105,461	107,179	197,444	210,948
Interest expense (net of interest capitalized for the three and six months ended June 30, 2012 and 2011 of $1,778, $167, $4,732 and $312, respectively)	(8,268)	(9,156)	(14,180)	(18,466)
Interest income	51	87	144	192
Equity in loss of affiliates, net	(4,430)	—	(8,208)	—
Other income	2,384	393	2,599	980

INCOME BEFORE INCOME TAXES	95,198	98,503	177,799	193,654

INCOME TAX EXPENSE (BENEFIT)	(257)	325	(624)	96

NET INCOME	$95,455	$98,178	$178,423	$193,558

GENERAL PARTNERS’ INTEREST IN NET INCOME	$27,165	$22,209	$52,752	$43,214

LIMITED PARTNERS’ INTEREST IN NET INCOME	$68,290	$75,969	$125,671	$150,344

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT (Note 8)	$1.83	$2.04	$3.36	$4.03

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$1.025	$0.89	$2.015	$1.75

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - BASIC AND DILUTED	36,874,949	36,775,741	36,850,965	36,762,402

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$95,455	$98,178	$178,423	$193,558

OTHER COMPREHENSIVE INCOME:
Defined benefit pension plan
Amortization of actuarial loss	485	122	915	244

Total defined benefit pension plan adjustments	485	122	915	244
Pneumoconiosis benefits
Amortization of actuarial loss (gain)	194	(55)	388	(111)

Total pneumoconiosis benefits adjustments	194	(55)	388	(111)

OTHER COMPREHENSIVE INCOME	679	67	1,303	133

TOTAL COMPREHENSIVE INCOME	$96,134	$98,245	$179,726	$193,691

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$255,471	$261,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(238,330)	(142,433)
Changes in accounts payable and accrued liabilities	10,759	(5,524)
Proceeds from sale of property, plant and equipment	19	122
Purchase of equity investments in affiliate	(30,600)	—
Payment for acquisition of business	(100,000)	—
Payments to affiliate for development of coal reserves	(34,601)	—
Advances/loans to affiliate	(2,229)	—
Payments from affiliate	4,229	—
Other	429	810

Net cash used in investing activities	(390,324)	(147,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	250,000	—
Borrowings under revolving credit facility	55,000	—
Payment on term loan	(300,000)	—
Payments on capital lease obligations	(405)	(379)
Payment of debt issuance costs	(4,272)	—
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(3,734)	(2,324)
Cash contributions by General Partners	150	87
Distributions paid to Partners	(124,050)	(104,195)

Net cash used in financing activities	(127,311)	(106,811)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(262,164)	7,549

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	273,528	339,562

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,364	$347,111

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,680	$17,433

Cash paid for income taxes	$—	$300

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$35,738	$18,863

Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$11,070	$6,572

Assets acquired by capital lease	$—	$3,525

Acquisition of business:
Fair value of assets assumed	$126,639	$—
Cash paid	(100,000)	—

Fair value of liabilities assumed	$26,639	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2012 and December 31, 2011, the results of our operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and the cash flows for the six months ended June 30, 2012 and 2011. All of our intercompany transactions and accounts have been eliminated.

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

2. NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income (“OCI”). ASU 2011-05 does not change the items that must be reported in OCI. ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its provisions had to be applied retrospectively for all periods presented in the financial statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which indefinitely deferred a provision of ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which OCI is presented. The adoption of ASU 2011-05 did not have a material impact on our condensed consolidated financial statements.

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

4. ACQUISITION OF BUSINESS

On April 2, 2012, we acquired substantially all of Green River Collieries, LLC’s (“Green River”) assets related to its coal mining business and operations located in Webster and Hopkins Counties, Kentucky. The transaction includes the Onton No. 9 mining complex (“Onton mine”), which includes a dock, tugboat, and a lease for the preparation plant, and an estimated 40.0 million tons of coal reserves in the West Kentucky No. 9 coal seam. The Green River acquisition is consistent with our general business strategy and complements our current coal mining operations.

The following table summarizes the consideration paid to Green River and the recognized amount of assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration paid	$100,000

Recognized amounts of net tangible and intangible assets acquired and liabilities assumed:

Inventories	547
Advance royalties	888
Property, plant and equipment, including mineral rights and leased facilities	117,292
Noncompete agreement	1,100
Customer contracts, net	4,873
Permits	843
Capital lease obligation	(17,384)
Asset retirement obligation	(6,032)
Pneumoconiosis benefits	(2,127)

Net tangible and intangible assets acquired	$100,000

We are awaiting receipt of the final valuation report from the independent appraisal of the fair values of the assets acquired and liabilities assumed from Green River. As a result the purchase price allocation of the assets and capital lease obligation acquired is preliminary pending completion of the final analysis of all assets acquired and liabilities assumed.

Intangible assets and liabilities related to coal supply agreements will be amortized over the average term of the contracts. Mine permits will be amortized over the estimated useful life of the Onton mine and the noncompete agreement will be amortized over the term of the agreement.

The following unaudited pro forma information for the ARLP Partnership has been prepared for illustrative purposes and assumes that the business combination occurred on January 1, 2011. The unaudited pro forma results have been prepared based upon Green River’s historical results with respect to the business we acquired and estimates of the effects of the transactions that we believe are reasonable and supportable. The results are not necessarily reflective of the consolidated results of operations had the acquisition actually occurred on January 1, 2011, nor are they indicative of future operating results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2012	2011
	(in thousands)
Total revenues
As reported	$457,946	$973,450	$881,204
Pro forma	$484,784	$1,000,794	$941,211

Net income
As reported	$98,178	$178,423	$193,558
Pro forma	$102,280	$179,935	$202,367

The revenues and net income related to the acquired business are reflected in our condensed consolidated statements of income beginning April 2, 2012 and totaled $25.2 million and $1.8 million, respectively, which are included in the total revenues and net income above for the six months ended June 30, 2012.

The pro forma net income includes adjustments to depreciation, depletion and amortization to reflect the new basis in property, plant and equipment and intangible assets acquired, elimination of income tax expense, and the elimination of interest expense of Green River as its debt was paid off in conjunction with the acquisition. Acquisition costs related to the business acquired of $0.6 million were reclassified to the beginning of 2011, as the acquisition was assumed to have been completed January 1, 2011 for the pro forma presentation.

Synergies from the acquisition are not reflected in the pro forma results.

5. FAIR VALUE MEASUREMENTS

We apply the provisions of FASB ASC 820, Fair Value Measurement, which, among other things, defines fair value, requires disclosures about assets and liabilities carried at fair value and establishes a hierarchal disclosure framework based upon the quality of inputs used to measure fair value.

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

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At June 30, 2012 and December 31, 2011, the estimated fair value of our long-term debt, including current maturities, was approximately $759.4 million and $746.5 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Note 6). The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Revolving Credit facility	$55,000	$—
Senior notes	54,000	54,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000
Term loan	250,000	300,000

	709,000	704,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$691,000	$686,000

On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “Revolving Credit Facility”) of $700 million and a term loan (the “Term Loan”) in the aggregate principal amount of $250 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the “Credit Facility”). The Credit Facility replaces the $142.5 million revolving credit facility that would have matured September 25, 2012. Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin which fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (as defined in the Credit Agreement). We have elected the Eurodollar Rate which, with applicable margin, was 1.9% on borrowings outstanding as of June 30, 2012. The Credit Facility matures May 23, 2017, at which time all amounts outstanding under the Revolving Credit Facility and the Term Loan are required to be repaid. Interest is payable quarterly, with principal of the Term Loan due as follows: commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding, 20% of the aggregate amount of the Term Loan advances outstanding per quarter beginning June 30, 2016 through December 31, 2016 with the remaining balance of the Term Loan advances being due May 23, 2017. We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement. Upon a “change of control” (as defined in the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement will become due and payable.

Also on May 23, 2012, our Intermediate Partnership terminated early its $300 million term loan agreement dated December 29, 2010. As of May 23, 2012, the aggregate unpaid principal amount of $300 million, including all accrued but unpaid interest, were repaid, using the proceeds of the Term Loan and borrowings under the Revolving Credit Facility. Our Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan.

We incurred debt issuance costs of approximately $4.3 million in 2012 associated with the Credit Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Credit Agreement. We expensed $1.1 million of previously deferred debt issuance costs associated with the terminated $300 million term loan.

Our Intermediate Partnership has $54.0 million in senior notes (“Senior Notes”), $205.0 million in Series A and $145.0 million in Series B senior notes (collectively, the “2008 Senior Notes”) and the Credit Facility described above (collectively, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain the following: (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio and cash flow to interest expense ratio were 1.24 to 1.0 and 16.2 to 1.0, respectively, for the trailing twelve months ended June 30, 2012. We were in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2012.

At June 30, 2012, we had borrowings of $55.0 million and $29.9 million of letters of credit outstanding with $615.1 million available for borrowing under the Revolving Credit Facility. We utilize the Revolving Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures and investments in affiliates, scheduled debt payments or distribution payments. We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

7. WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), we entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and leaseback of certain reserves and surface rights, a coal handling and services agreement and a backstop equipment financing facility. Our initial investment at the Transaction Date, using existing cash on hand, was $69.5 million and we committed to additionally fund approximately $330.5 million to $455.5 million over the next three to four years, of which $188.7 million was funded from the Transaction Date through June 30, 2012. We expect to fund these additional commitments using existing cash balances, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity. The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

Our subsidiary, Alliance WOR Properties, LLC (“WOR Properties”) acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons are currently being developed for future mining by White Oak and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where our White County Coal, LLC Pattiki mine is located. The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights. WOR Properties also provided $17.0 million to White Oak for the development of the acquired reserves between the Transaction Date and December 31, 2011. During the six months ended June 30, 2012, WOR Properties provided $34.6 million to White Oak for development of the acquired coal reserves and fulfilled its initial commitment for further development funding. WOR Properties has a remaining commitment of $54.6 million for additional coal reserve acquisitions.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, our subsidiary, Alliance WOR Processing, LLC (“WOR Processing”) made an equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak. WOR Processing also purchased $7.0 million of additional Series A Units between the Transaction Date and December 31, 2011. During the six months ended June 30, 2012, WOR Processing purchased $30.6 million of additional Series A Units.

WOR Processing’s ownership and member’s voting interest in White Oak at June 30, 2012 was 10.9% based upon currently outstanding voting units. The remainder of the equity ownership in White Oak, represented by Series B Units, is held by other investors and members of White Oak management.

We continually review all rights provided to WOR Processing and us by various agreements and continue to conclude all such rights are protective or participating in nature and do not provide WOR Processing or us the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance. As such, we recognize WOR Processing’s interest in White Oak as an equity investment in affiliate in our consolidated balance sheets. As of June 30, 2012, WOR Processing had invested $73.3 million in Series A Units of White Oak equity, which represents our current maximum exposure to loss as a result of our equity investment in White Oak. White Oak has made no distributions to WOR Processing or us.

We record WOR Processing’s equity in earnings or losses of affiliates under the hypothetical liquidation at book value method of accounting due to the preferences WOR Processing receives on distributions. For the three and six months ended June 30, 2012, we were allocated losses of $4.6 million and $8.6 million, respectively.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement (“Services Agreement”) with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1. The expected cost to construct the facilities contemplated by the Services Agreement is approximately $99.5 million and will be expended by WOR Processing over the next three years. As of June 30, 2012, we have incurred $30.0 million of costs related to the facilities noted above, which is included in the property, plant and equipment, at cost line item in our condensed consolidated balance sheets. In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse (“Construction Loan”). The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015. White Oak has not used any amounts available under the Construction Loan as of June 30, 2012.

Equipment Financing Commitment

Also on the Transaction Date, the Intermediate Partnership committed to provide $100.0 million of fully collateralized equipment financing with a five-year term to White Oak for the purchase of coal mining equipment should other third-party funding sources not be available. During the second quarter of 2012, White Oak obtained third-party financing for the purchase of coal mining equipment, and on June 18, 2012, repaid the Intermediate Partnership the outstanding amount of $2.2 million for previous advances and interest due. White Oak also terminated early the equipment financing agreement with the Intermediate Partnership, and as part of the termination, paid the Intermediate Partnership a $2.0 million cancellation fee on June 18, 2012.

8. NET INCOME PER LIMITED PARTNER UNIT

We apply the provisions of FASB ASC 260, Earnings Per Share (“FASB ASC 260”), which require the two-class method in calculating basic and diluted earnings per unit (“EPU”). Net income is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter. Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.275 per unit, 25% of the amount we distribute in excess of $0.3125 per unit, and 50% of the amount we distribute in excess of $0.375 per unit. Our partnership agreement contractually limits our distributions to available cash; therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder. In addition, our outstanding awards under our Long-Term Incentive Plan (“LTIP”) and phantom units in notional accounts under our Supplemental Executive Retirement Plan (“SERP”) and the MGP Amended and Restated Deferred Compensation Plan for Directors (“Deferred Compensation Plan”) include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities. As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.

The following is a reconciliation of net income used for calculating basic earnings per unit and the weighted average units used in computing EPU for the three and six months ended June 30, 2012 and 2011, respectively, (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$95,455	$98,178	$178,423	$193,558
Adjustments:
General partner’s priority distributions	(25,771)	(20,658)	(50,187)	(40,146)
General partners’ 2% equity ownership	(1,394)	(1,551)	(2,565)	(3,068)

Limited partners’ interest in net income	68,290	75,969	125,671	150,344

Less:
Distributions to participating securities	(520)	(491)	(1,018)	(961)
Undistributed earnings attributable to participating securities	(380)	(591)	(653)	(1,191)

Net income available to limited partners	$67,390	$74,887	$124,000	$148,192

Weighted average limited partner units outstanding – basic and diluted	36,875	36,776	36,851	36,762

Basic and diluted net income per limited partner unit (1)	$1.83	$2.04	$3.36	$4.03

(1)	Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three and six months ended June 30, 2012 and 2011, LTIP, SERP and Deferred Compensation Plan units of 315,568, 392,719, 339,165 and 400,626, respectively, were considered anti-dilutive under the treasury stock method.

9. WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$76,902	$70,965	$73,201	$67,687
Accruals increase	6,291	5,557	12,214	11,114
Payments	(2,683)	(2,801)	(5,589)	(6,028)
Interest accretion	685	794	1,369	1,587
Valuation loss	—	—	—	155

Ending balance	$81,195	$74,515	$81,195	$74,515

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$963	$839	$1,835	$1,680
Interest cost	599	596	1,175	1,192
Amortization of net loss (gain)	194	(55)	388	(111)

Net periodic benefit cost	$1,756	$1,380	$3,398	$2,761

10. COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of our managing general partner and its affiliates who perform services for us. The LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units. Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to review and approval of the compensation committee of the MGP board of directors (the “Compensation Committee”). On January 25, 2012, the Compensation Committee determined that the vesting requirements for the 2009 grants of 9,125 restricted units (net of 500 forfeitures) and the grants issued during the three months ended December 31, 2008 of 135,305 restricted units (net of 5,840 forfeitures) had been satisfied as of January 1, 2012. As a result of this vesting, on February 14, 2012, we issued 93,938 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the LTIP participants. On February 6, 2012 and April 26, 2012, the Compensation Committee authorized additional grants of up to 106,779 and 8,500 restricted units, respectively, of which 107,114 were granted during the six months ended June 30, 2012 and will vest on January 1, 2015, subject to satisfaction of certain financial tests. The fair value of these 2012 grants is equal to the intrinsic value at the date of grant, which was $77.71 per unit. LTIP expense was $1.6 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, and $3.1 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively. After consideration of the January 1, 2012 vesting and subsequent issuance of 93,938 common units, approximately 2.2 million units remain available for issuance under the LTIP in the future, assuming all grants issued in 2010, 2011 and 2012 currently outstanding are settled with common units and no future forfeitures occur.

As of June 30, 2012, there was $11.2 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.4 years. As of June 30, 2012, the intrinsic value of the non-vested LTIP grants was $19.3 million. As of June 30, 2012, the total obligation associated with the LTIP was $8.8 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

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

Amounts that were payable under either the SERP or Deferred Compensation Plan on or prior to January 1, 2011, were paid in either cash or common units of ARLP. Effective for amounts that become payable after January 1, 2011, both the Deferred Compensation Plan and the SERP require that vested benefits be paid to participants only in common units of ARLP, and therefore the phantom units have qualified for equity award accounting treatment since that date. As a result, we reclassified a total of

$9.2 million of obligations for the SERP and the Deferred Compensation Plan from due to affiliates and other long-term liabilities to partners’ capital in our condensed consolidated balance sheets as required under FASB ASC 718, Compensation-Stock Compensation, on January 1, 2011. For the six months ended June 30, 2012 and 2011, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 4,548 and 5,898 phantom units, respectively, and the fair value of these phantom units was $64.66 and $71.96, respectively, on a weighted-average basis. Total SERP and Deferred Compensation Plan expense was approximately $0.2 million for the three months ended June 30, 2012 and 2011 and $0.4 million for the six months ended June 30, 2012 and 2011.

As of June 30, 2012, there were 153,253 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $8.6 million. As of June 30, 2012, the total obligation associated with the SERP and Deferred Compensation Plan was $10.2 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

11. COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$699	$618	$1,453	$1,236
Interest cost	818	788	1,636	1,576
Expected return on plan assets	(956)	(973)	(1,912)	(1,945)
Amortization of net loss	485	122	915	244

Net periodic benefit cost	$1,046	$555	$2,092	$1,111

We previously disclosed in our financial statements for the year ended December 31, 2011 that we expected to contribute

$5.4 million to the Pension Plan in 2012. During the six months ended June 30, 2012, we made contribution payments of $3.0 million for the 2011 plan year and $1.0 million for the 2012 plan year. On July 13, 2012, we made a payment of $1.0 million for the 2012 plan year.

On July 6, 2012, new federal legislation entitled Moving Ahead for Progress in the 21st Century Act was passed, which includes a provision aimed at stabilizing the interest rates used to calculate pension plan liabilities for pension funding purposes. We are currently evaluating the impact of this legislation; however, we anticipate that as a result of this new legislation, we will not make any further contributions beyond the $5.0 million noted above for the 2012 plan year.

12. SEGMENT INFORMATION

We operate in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users. We aggregate multiple operating segments into five reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia, White Oak and Other and Corporate. The first three reportable segments correspond to the three major coal producing regions in the eastern U.S. Similar economic characteristics for our operating segments within each of these three reportable segments include coal quality, coal seam height, mining and transportation methods and regulatory issues. The White Oak reportable segment includes our activities associated with the White Oak longwall Mine No. 1 development project more fully described below.

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, River View Coal, LLC’s mining complex, Sebree Mining, LLC (“Sebree”), which includes the Onton mine and Sebree property, and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”), ARP Sebree, LLC and ARP Sebree South, LLC. The development of the Gibson South mine is currently underway and we are in the process of permitting the Sebree property for future mine development. For information regarding the acquisition of the Onton mine, which was added to the Illinois Basin segment in April 2012, please see Note 4.

The Central Appalachian reportable segment is comprised of two operating segments, the Pontiki Coal, LLC and MC Mining, LLC mining complexes.

The Northern Appalachian reportable segment is comprised of multiple operating segments, including Mettiki Coal, LLC’s mining complex, Mettiki Coal (WV), LLC’s Mountain View mining complex, two small third-party mining operations (one of which ceased operations in July 2011), the Tunnel Ridge, LLC (“Tunnel Ridge”) mine and the Penn Ridge Coal, LLC (“Penn Ridge”) property. In May 2012, longwall production began at the Tunnel Ridge mine. We are in the process of permitting the Penn Ridge property for future mine development.

The White Oak reportable segment is comprised of two operating segments, WOR Properties and WOR Processing. WOR Processing includes both the surface operations at White Oak currently under construction and the equity investment in White Oak. WOR Properties owns coal reserves acquired from White Oak and is committed to acquiring additional reserves from White Oak. WOR Properties has also completed initial funding commitments to White Oak for development of these reserves. The White Oak reportable segment also includes a loan to White Oak for current financial activities related to the acquisition of mining equipment (which was paid off and terminated in June 2012) and will include future financing activities for another loan to construct certain surface facilities (Note 7).

Other and Corporate includes marketing and administrative expenses, Alliance Service, Inc. and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in Mid-America Carbonates, LLC and certain activities of Alliance Resource Properties.

Reportable segment results as of and for the three and six months ended June 30, 2012 and 2011 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)
Reportable segment results for the three months ended June 30, 2012 were as follows:

Total revenues (2)	$374,708	$40,033	$99,857	$—	$21,052	$(5,786)	$529,864
Segment Adjusted EBITDA Expense (3)	228,952	30,603	76,458	(1,826)	19,932	(5,702)	348,417
Segment Adjusted EBITDA (4)(5)	142,734	9,180	21,231	(2,758)	1,274	(85)	171,576
Capital expenditures (7)	67,970	11,647	29,383	39,301	1,291	—	149,592

Reportable segment results for the three months ended June 30, 2011 were as follows:

Total revenues (2)	$323,214	$57,521	$69,493	$—	$10,967	$(3,249)	$457,946
Segment Adjusted EBITDA Expense (3)	193,023	39,535	51,579	—	8,678	(3,249)	289,566
Segment Adjusted EBITDA (4)(5)	124,201	17,563	15,622	—	2,288	—	159,674
Capital expenditures	37,913	5,498	34,315	—	925	—	78,651

Reportable segment results as of and for the six months ended June 30, 2012 were as follows:

Total revenues (2)	$716,938	$81,199	$146,962	$—	$38,156	$(9,805)	$973,450
Segment Adjusted EBITDA Expense (3)	430,500	61,357	120,688	(1,691)	34,849	(9,805)	635,898
Segment Adjusted EBITDA (4)(5)	279,626	19,390	21,513	(6,884)	3,673	—	317,318
Total assets (6)	1,021,050	98,622	516,881	177,700	47,160	(2,560)	1,858,853
Capital expenditures (7)	122,115	15,748	60,898	64,244	9,926	—	272,931

Reportable segment results as of and for the six months ended June 30, 2011 were as follows:

Total revenues (2)	$640,801	$105,226	$123,196	$—	$20,644	$(8,663)	$881,204
Segment Adjusted EBITDA Expense (3)	373,267	73,052	92,893	—	18,337	(8,663)	548,886
Segment Adjusted EBITDA (4)(5)	254,934	31,134	25,937	—	2,307	—	314,312
Total assets (6)	798,452	91,271	367,514	—	369,763	(990)	1,626,010
Capital expenditures	73,354	11,855	55,773	—	1,451	—	142,433

(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations.
(2)	Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, Mt. Vernon transloading revenues, administrative service revenues from affiliates and brokerage sales.
(3)	Segment Adjusted EBITDA Expense includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment Adjusted EBITDA Expense	$348,417	$289,566	$635,898	$548,886
Outside coal purchases	(16,154)	(5,842)	(30,335)	(9,631)
Other income	2,384	393	2,599	980

Operating expenses (excluding depreciation, depletion and amortization)	$334,647	$284,117	$608,162	$540,235

(4)	Segment Adjusted EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Segment Adjusted EBITDA	$171,576	$159,674	$317,318	$314,312
General and administrative	(16,052)	(13,002)	(30,341)	(25,422)
Depreciation, depletion and amortization	(52,109)	(39,100)	(95,142)	(76,962)
Interest expense, net	(8,217)	(9,069)	(14,036)	(18,274)
Income tax benefit (expense)	257	(325)	624	(96)

Net income	$95,455	$98,178	$178,423	$193,558

(5)	Includes equity in income (loss) of affiliates for the three and six months ended June 30, 2012 of $(4.6) million and $(8.6) million, respectively, included in the White Oak segment and $0.2 million and $0.4 million, respectively included in the Other and Corporate segment. Includes equity in income of affiliates for the three and six months ended June 30, 2011 of $0.2 million and $0.5 million, respectively, included in the Other and Corporate segment.
(6)	Includes investments in affiliates at June 30, 2012 of $62.3 million included in the White Oak segment and $1.6 million included in the Other and Corporate segment. Includes investments in affiliates at June 30, 2011 of $1.5 million included in the Other and Corporate segment.
(7)	Capital expenditures shown above for the three and six months ended June 30, 2012 includes development funding to White Oak of $16.6 million and $34.6 million, respectively (Note 7), which is described as “Payments to affiliate for development of coal reserves” in our condensed consolidated statements of cash flow. Capital expenditures shown above exclude the assets acquired in the Onton mine acquisition on April 2, 2012 (Note 4).

13. SUBSEQUENT EVENTS

On July 27, 2012, we declared a quarterly distribution for the quarter ended June 30, 2012, of $1.0625 per unit, on all common units outstanding, totaling approximately $65.8 million (which includes our managing general partner’s incentive distributions), payable on August 14, 2012 to all unitholders of record as of August 7, 2012.

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

Summary

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S. We operate eleven underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia including the new Tunnel Ridge, LLC (“Tunnel Ridge”) longwall mine in West Virginia and the recently acquired Onton No. 9 mining complex (“Onton mine”) in west Kentucky acquired on April 2, 2012. We are constructing a new mine in southern Indiana and operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. Also, we have an equity investment in White Oak Resources LLC (“White Oak”), we purchase and fund the development of reserves and are constructing surface facilities at White Oak’s new mining complex in southern Illinois. As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.

We have five reportable segments: Illinois Basin, Central Appalachia, Northern Appalachia White Oak and Other and Corporate. The first three reportable segments correspond to the three major coal producing regions in the eastern U.S. Factors similarly affecting financial performance of our operating segments within each of these three reportable segments include coal quality, coal seam height, mining and transportation methods and regulatory issues. The White Oak segment includes our activities associated with the White Oak longwall Mine No. 1 development project in southern Illinois more fully described below.

•

Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, LLC’s mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex (“Pattiki”), Warrior Coal, LLC’s mining complex (“Warrior”), River View Coal, LLC’s mining complex (“River View”), Sebree Mining, LLC (“Sebree”), which includes the

Onton mine and Sebree property, and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”), ARP Sebree, LLC and ARP Sebree South, LLC. The development of the Gibson South mine is currently underway and we are in the process of permitting the Sebree property for future mine development. For information regarding the acquisition of the Onton mine which was added to the Illinois Basin segment in April 2012, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisition of Business” of this Quarterly Report on Form 10-Q.

•	Central Appalachian reportable segment is comprised of two operating segments, the Pontiki Coal, LLC (“Pontiki”) and MC Mining, LLC (“MC Mining”) mining complexes.

•

Northern Appalachian reportable segment is comprised of multiple operating segments, including Mettiki Coal, LLC’s mining complex (“Mettiki”), Mettiki Coal (WV), LLC’s Mountain View mining complex, two small third-party mining operations (one of which ceased operations in July 2011), the Tunnel Ridge mine and the Penn Ridge Coal, LLC (“Penn Ridge”) property. In May 2012, longwall production began at the Tunnel Ridge mine. We are in the process of permitting the Penn Ridge property for future mine development.

•

White Oak reportable segment is comprised of two operating segments, Alliance WOR Properties, LLC (“WOR Properties”) and Alliance WOR Processing, LLC (“WOR Processing”). WOR Processing includes both the surface operations at White Oak currently under construction and the equity investment in White Oak. WOR Properties owns reserves acquired from White Oak and is committed to acquiring additional reserves from White Oak. WOR Properties has also completed initial funding commitments to White Oak for development of these reserves. The White Oak reportable segment also includes a loan to White Oak for current financial activities related to the acquisition of mining equipment (which was paid off and terminated in June 2012) and will include future financing activities for another loan to construct certain surface facilities. For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

•

Other and Corporate reportable segment includes marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (collectively, Matrix Design and Alliance Design Group, LLC are referred to as the “Matrix Group”), the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in Mid-America Carbonates, LLC (“MAC”), and certain activities of Alliance Resource Properties.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

We reported net income of $95.5 million for the three months ended June 30, 2012 (“2012 Quarter”) compared to $98.2 million for the three months ended June 30, 2011 (“2011 Quarter”). This decrease of $2.7 million was principally due to higher operating expenses, depreciation, depletion and amortization, outside coal purchases and the anticipated pass through of losses related to the White Oak development project. These decreases to net income were substantially offset by record revenues driven by record tons sold and pricing. Higher operating expenses resulted from increased sales and production volumes, which particularly impacted materials and supplies expenses, labor-related expenses, maintenance costs, and sales related expenses. Higher operating expenses were also impacted by lower clean recoveries from our Illinois Basin run-of-mine production and the impact of regulatory actions on production and margins from our Central Appalachian mines. Anticipated increases in depreciation, depletion and amortization were attributable to the start-up of longwall production at the Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to infrastructure improvements at various other mines. Higher outside coal purchases resulted from increased coal brokerage volumes as well as Mettiki’s higher cost per ton of coal purchased. Record revenues reflect record tons sold and pricing resulting in an average coal sales price of $59.17 per ton sold for the 2012 Quarter as compared to $56.08 per ton sold for the 2011 Quarter. Record tons sold of 8.7 million tons and higher tons produced of 8.2 million tons in the 2012 Quarter compared to 7.9 million tons sold and 7.5 million tons produced in the 2011 Quarter primarily reflect increased production at our Tunnel Ridge mine, which initiated longwall production in May 2012, and the addition of the Onton mine in the 2012 Quarter.

	Three Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(per ton sold)
Tons sold	8,661	7,890	N/A	N/A
Tons produced	8,185	7,535	N/A	N/A
Coal sales	$512,505	$442,483	$59.17	$56.08
Operating expenses and outside coal purchases	$350,801	$289,959	$40.50	$36.75

Coal sales. Coal sales for the 2012 Quarter increased 15.8% to $512.5 million from $442.5 million for the 2011 Quarter. The increase of $70.0 million in coal sales reflected the benefit of record tons sold (contributing $43.2 million in additional coal sales) and record average coal sales prices (contributing $26.8 million in additional coal sales). Average coal sales prices increased $3.09 per ton sold to $59.17 per ton in the 2012 Quarter compared to $56.08 per ton in the 2011 Quarter, primarily as a result of improved contract pricing, particularly in Illinois Basin and Northern Appalachia.

Operating expenses and outside coal purchases. Operating expenses and outside coal purchases increased 21.0% to $350.8 million for the 2012 Quarter from $290.0 million for the 2011 Quarter, primarily due to record coal sales and higher production volumes. On a per ton basis, operating expenses and outside coal purchases increased 10.2% to $40.50 per ton sold reflecting in part the impact of lower clean coal recoveries from our Illinois Basing run-of-mine production and lower production from our Central Appalachian mines due to regulatory actions and reduced workdays for miner vacations, as well as the impact of adverse conditions at our Mountain View mine. Operating expenses were impacted by various other factors, the most significant of which are also discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 11.1% to $13.24 per ton in the 2012 Quarter from $11.92 per ton in the 2011 Quarter. This increase of $1.32 per ton represents pay rate increases and higher benefit expenses, particularly increased health care costs and retirement expenses, and the impact of increased headcount as we continue to hire and train additional employees for our new Tunnel Ridge mine as well as production decreases discussed above;

•

Materials and supplies expenses per ton produced increased 5.9% to $12.86 per ton in the 2012 Quarter from $12.14 per ton in the 2011 Quarter. The increase of $0.72 per ton produced resulted from an increase in cost for certain products and services, primarily outside services and contract labor used in the mining process (increase of $0.56 per ton) and roof support (increase of $0.15 per ton), as well as production decreases discussed above;

•

Maintenance expenses per ton produced increased 9.6% to $4.47 per ton in the 2012 Quarter from $4.08 per ton in the 2011 Quarter. The increase of $0.39 per ton produced was primarily due to increased maintenance costs as a result of the start-up of longwall production at the Tunnel Ridge mine and the addition of the Onton mine in the 2012 Quarter as well as cost increases in various other categories;

•

Contract mining expenses decreased $1.9 million for the 2012 Quarter compared to the 2011 Quarter. The decrease primarily reflects the permanent closure of one third-party mining operation at the Mettiki mine complex in the Northern Appalachian region in July 2011;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.43 per produced ton sold in the 2012 Quarter compared to the 2011 Quarter, primarily as a result of higher average coal sales prices; and

•

Outside coal purchases increased to $16.2 million for the 2012 Quarter compared to $5.8 million in the 2011 Quarter. The increase of $10.4 million was primarily attributable to increased coal brokerage volumes as well as Mettiki’s higher cost per ton of coal purchased.

General and administrative. General and administrative expenses for the 2012 Quarter increased to $16.1 million compared to $13.0 million in the 2011 Quarter. The increase of $3.1 million was primarily due to increases in salary and wage related expenses, incentive compensation expense and other professional services.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design revenues and other outside services and administrative services revenue from affiliates. Other sales and operating revenues increased to $11.9 million for the 2012 Quarter from $6.8 million for the 2011 Quarter. The increase of $5.1 million was primarily attributable to amounts received from a customer for the partial buyout of a certain Northern Appalachian coal contract.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $52.1 million for the 2012 Quarter from $39.1 million for the 2011 Quarter. The increase of $13.0 million was attributable to additional depreciation expense related to the start-up of longwall production at the Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to infrastructure improvements at various other mines.

Interest expense. Interest expense, net of capitalized interest, decreased to $8.3 million for the 2012 Quarter from $9.2 million for the 2011 Quarter. The decrease of $0.9 million was principally attributable to increased capitalized interest, as well as reduced interest expense resulting from our August 2011 principal repayment of $18.0 million on our original senior notes issued in 1999. Interest expense was also impacted by the early termination of our $300 million term loan, which was replaced with a $250.0 million term loan in the 2012 Quarter. These decreases were partially offset by increased interest expense on borrowings of $55.0 million outstanding under the revolving credit facility during the 2012 Quarter, as well as $1.1 million of deferred debt issuance costs related to the early termination of the $300 million term loan, each of which are discussed in more detail below under “–Debt Obligations.”

Equity in loss of affiliates, net. Equity in loss of affiliates, net includes our equity investments in MAC and White Oak. For the 2012 Quarter, equity in loss of affiliates was $4.4 million, which was primarily attributable to losses of $4.6 million allocated to us due to our equity investment in White Oak.

Transportation revenues and expenses. Transportation revenues and expenses were $5.4 million and $8.7 million for the 2012 and 2011 Quarters, respectively. The decrease of $3.3 million was primarily attributable to reduced tonnage for which we arrange transportation at certain mines as well as a decrease in average transportation rates in the 2012 Quarter. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

Other income. Other income increased to $2.4 million for the 2012 Quarter from $0.4 million for the 2011 Quarter. The increase of $2.0 million was primarily due to a cancellation fee paid to the Intermediate Partnership by White Oak related to the termination of the equipment financing agreement. For information regarding the termination of the equipment financing agreement, please read “Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Income tax expense (benefit). The income tax benefit for the 2012 Quarter was $0.3 million compared to income tax expense of $0.3 million for the 2011 Quarter. Income taxes are primarily due to the operations of Matrix Design. The income tax benefit for the 2012 Quarter was due to a net operating loss carry forward related to Matrix Design from prior years as well as a research and development tax credit earned by Matrix Design.

Segment Adjusted EBITDA. Our 2012 Quarter Segment Adjusted EBITDA increased $11.9 million, or 7.5%, to $171.6 million from the 2011 Quarter Segment Adjusted EBITDA of $159.7 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,
	2012	2011	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$142,734	$124,201	$18,533	14.9%
Central Appalachia	9,180	17,563	(8,383)	(47.7)%
Northern Appalachia	21,231	15,622	5,609	35.9%
White Oak	(2,758)	—	(2,758)	(1)
Other and Corporate	1,274	2,288	(1,014)	(44.3)%
Elimination	(85)	—	(85)	—

Total Segment Adjusted EBITDA (2)	$171,576	$159,674	$11,902	7.5%

Tons sold
Illinois Basin	6,977	6,328	649	10.3%
Central Appalachia	493	708	(215)	(30.4)%
Northern Appalachia	1,063	830	233	28.1%
White Oak	—	—	—	—
Other and Corporate	128	24	104	(1)
Elimination	—	—	—	—

Total tons sold	8,661	7,890	771	9.8%

Coal sales
Illinois Basin	$371,294	$317,042	$54,252	17.1%
Central Appalachia	39,784	57,098	(17,314)	(30.3)%
Northern Appalachia	90,731	66,360	24,371	36.7%
White Oak	—	—	—	—
Other and Corporate	10,696	1,983	8,713	(1)
Elimination	—	—	—	—

Total coal sales	$512,505	$442,483	$70,022	15.8%

Other sales and operating revenues
Illinois Basin	$391	$181	$210	(1)
Central Appalachia	—	—	—	—
Northern Appalachia	6,958	842	6,116	(1)
White Oak	—	—	—	—
Other and Corporate	10,356	8,983	1,373	15.3%
Elimination	(5,787)	(3,249)	(2,538)	78.1%

Total other sales and operating revenues	$11,918	$6,757	$5,161	76.4%

Segment Adjusted EBITDA Expense
Illinois Basin	$228,952	$193,023	$35,929	18.6%
Central Appalachia	30,603	39,535	(8,932)	(22.6)%
Northern Appalachia	76,458	51,579	24,879	48.2%
White Oak	(1,826)	—	(1,826)	(1)
Other and Corporate	19,932	8,678	11,254	(1)
Elimination	(5,702)	(3,249)	(2,453)	75.5%

Total Segment Adjusted EBITDA Expense (3)	$348,417	$289,566	$58,851	20.3%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, and general and administrative expenses. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Segment Adjusted EBITDA	$171,576	$159,674
General and administrative	(16,052)	(13,002)
Depreciation, depletion and amortization	(52,109)	(39,100)
Interest expense, net	(8,217)	(9,069)
Income tax benefit (expense)	257	(325)

Net income	$95,455	$98,178

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Segment Adjusted EBITDA Expense	$348,417	$289,566
Outside coal purchases	(16,154)	(5,842)
Other income	2,384	393

Operating expense (excluding depreciation, depletion and amortization)	$334,647	$284,117

Illinois Basin – Segment Adjusted EBITDA increased 14.9% to $142.7 million in the 2012 Quarter from $124.2 million in the 2011 Quarter. The increase of $18.5 million was primarily attributable to increased tons sold, which increased 10.3% to 7.0 million tons in the 2012 Quarter, as well as improved contract pricing resulting in a higher average coal sales price of $53.22 per ton sold during the 2012 Quarter compared to $50.10 per ton sold for the 2011 Quarter. Coal sales increased 17.1% to $371.3 million in the 2012 Quarter compared to $317.0 million in the 2011 Quarter. The increase of $54.3 million reflects the increase in the average coal sales price discussed above and increased tons produced and sold from expansion of production capacity at our Warrior mine and the addition of the Onton mine, partially offset by difficult mining conditions affecting production at certain mine operations. Total Segment Adjusted EBITDA Expense for the 2012 Quarter increased 18.6% to $229.0 million from $193.0 million in the 2011 Quarter and increased $2.31 per ton sold to $32.81 from $30.50 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, as well as lower coal recoveries at our River View mine, difficult mining conditions at the Dotiki mine related to its transition into a new coal seam and the addition of higher cost production from the Onton mine acquired on April 2, 2012.

Central Appalachia – Segment Adjusted EBITDA decreased 47.7% to $9.2 million for the 2012 Quarter compared to $17.6 million in the 2011 Quarter. The decrease of $8.4 million was primarily attributable to lower sales volumes as a result of the continued impact of losing a production unit at the Pontiki mine during the 2011 fourth quarter and the loss of a production unit at the MC Mining mine during the 2012 Quarter, each due to regulatory action. Segment Adjusted EBITDA Expense per ton sold during the 2012 Quarter increased to $62.10 compared to $55.85 per ton sold in the 2011 Quarter, an increase of $6.25 per ton sold reflecting certain cost increases described above under consolidated operating expenses, continued stringent regulatory compliance requirements and lower production volumes described above, partially offset by improved coal recoveries. Although Segment Adjusted EBITDA Expense per ton sold increased in the 2012 Quarter, Segment Adjusted EBITDA Expense for the 2012 Quarter decreased 22.6% to $30.6 million from $39.5 million in the 2011 Quarter primarily as a result of lower coal sales discussed above.

Northern Appalachia – Segment Adjusted EBITDA increased 35.9% to $21.2 million for the 2012 Quarter as compared to $15.6 million in the 2011 Quarter. This increase of $5.6 million was primarily attributable to increased other sales and operating revenues due to amounts received from a customer for the partial buy-out of a certain coal contract in the 2012 Quarter, as well as increased tons sold, which increased 28.1% to 1.1 million tons in the 2012 Quarter and a higher average coal sales price of $85.35 per ton sold for the 2012 Quarter compared to $79.92 per ton sold for the 2011 Quarter. Coal sales prices benefited from higher Mettiki export sales prices and increased prices on Tunnel Ridge shipments. Total Segment Adjusted EBITDA Expense for the 2012 Quarter increased 48.2% to $76.5 million from $51.6 million in the 2011 Quarter and increased $9.80 per ton sold to $71.92 from $62.12 per ton sold, primarily as a result of higher cost per ton of purchased coal, the higher cost of initial longwall production at our new Tunnel Ridge mine and the impact of difficult mining conditions at the Mountain View mine, as well as the other cost increases described above under consolidated operating expenses.

White Oak – Segment Adjusted EBITDA was $(2.8) million in the 2012 Quarter primarily attributable to losses allocated to us due to our equity interest in White Oak.

Other and Corporate – Segment Adjusted EBITDA decreased $1.0 million in the 2012 Quarter from the 2011 Quarter. This decrease was primarily attributable to increased component expenses and research costs associated with service revenue and safety equipment sales by our Matrix Group, partially offset by higher coal brokerage sales. Other sales and operating revenues increased 15.3% to $10.4 million in the 2012 Quarter compared to $9.0 million for the 2011 Quarter. The increase of $1.4 million was primarily attributable to the increased sales of mine safety equipment by the Matrix Group to our other mining subsidiaries (which are eliminated upon consolidation). Segment Adjusted EBITDA Expense increased to $19.9 million for the 2012 Quarter, primarily due to increased outside coal purchases and the above mentioned increase in component expenses by the Matrix Group.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

We reported net income of $178.4 million for the six months ended June 30, 2012 (“2012 Period”) compared to $193.6 million for the six months ended June 30, 2011 (“2011 Period”). This decrease of $15.2 million was principally due to higher operating expenses, outside coal purchases, depreciation, depletion and amortization and the anticipated pass through of losses related to the White Oak development project. These decreases to net income were substantially offset by record revenues driven by higher tons sold and pricing. Higher operating expenses resulted from increased sales and production volumes, which particularly impacted materials and supplies expenses, labor-related expenses, maintenance costs, and sales related expenses. Higher operating expenses were also impacted by lower clean recoveries from our Illinois Basin run-of-mine production and the impact of regulatory actions on production and margins from our Central Appalachian mines. Higher outside coal purchases resulted from increased coal brokerage activity as well as Mettiki’s higher cost per ton of coal purchases. Anticipated increases in depreciation, depletion and amortization were attributable to the start-up of longwall production at the Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to infrastructure improvements at various other operations. Increased revenues reflect improved pricing resulting in an average coal sales price of $57.19 per ton sold for the 2012 Period, as compared to $55.11 per ton sold in the 2011 Period. We had tons sold of 16.5 million tons and tons produced of 16.7 million tons in the 2012 Period compared to 15.4 million tons sold and 15.8 million tons produced in the 2011 Period. This increase in produced tons primarily reflects increased production at our Tunnel Ridge mine, which initiated longwall production in May 2012, increased production from the ramp-up of a ninth unit at our River View mine in the second half of 2011 and the acquisition of the Onton mine on April 2, 2012.

	Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(per ton sold)
Tons sold	16,473	15,428	N/A	N/A
Tons produced	16,697	15,755	N/A	N/A
Coal sales	$942,104	$850,168	$57.19	$55.11
Operating expenses and outside coal purchases	$638,497	$549,866	$38.76	$35.64

Coal sales. Coal sales for the 2012 Period increased 10.8% to $942.1 million from $850.2 million for the 2011 Period. The increase of $91.9 million in coal sales reflected the benefit of increased tons sold (contributing $57.6 million in additional coal sales) and higher coal sales prices (contributing $34.3 million in additional coal sales). Average coal sales prices increased $2.08 per ton sold to $57.19 per ton in the 2012 Period as compared to $55.11 per ton sold in the 2011 Period, primarily as a result of improved contract pricing across all regions and improved export sales prices from our Mettiki complex in the Northern Appalachian region.

Operating expenses and outside coal purchases. Operating expenses and outside coal purchases increased 16.1% to $638.5 million for the 2012 Period from $549.9 million for the 2011 Period, primarily due to increased coal sales and record production volumes. On a per ton basis, operating expenses and outside coal purchases increased 8.8% to $38.76 per ton sold reflecting in part the impact of lower clean recoveries from our Illinois Basin run-of-mine production and lower production from our Central Appalachian mines due to regulatory actions. Operating expenses were impacted by various other factors, the most significant of which are also discussed below:

•

Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 12.9% to $12.77 per ton in the 2011 Period from $11.31 per ton in the 2011 Period. This increase of $1.46 per ton represents pay rate increases and higher benefit expenses, particularly increased health care cost and retirement expenses and the impact of increased headcount as we continue to hire and train additional employees for our new Tunnel Ridge mine as well as production decreases discussed above;

•

Material and supplies expenses per ton produced increased 7.4% to $12.61 per ton in the 2012 Period from $11.74 per ton in the 2011 Period. The increase of $0.87 per ton produced resulted from an increase in cost for certain products and services, primarily outside services and contract labor used in the mining process (increase of $0.56 per ton), roof support (increase of $0.23 per ton) and certain ventilation related materials and supplies (increase of $0.10 per ton) as well as production increases discussed above;

•

Maintenance expenses per ton produced increased 8.1% to $4.38 per ton in the 2012 Period from $4.05 per ton in the 2011 Period. The increase of $0.33 per ton produced was primarily due to increased maintenance costs at our new Tunnel Ridge mine, increased longwall maintenance costs at both Northern Appalachian mines and increased maintenance costs at our new Onton mine, as well as cost increases in various other categories;

•

Mine administration expenses increased $1.8 million for the 2012 Period compared to the 2011 Period, primarily due to increased regulatory costs, insurance costs and components expense associated with safety equipment sales by the Matrix Group;

•

Contract mining expenses decreased $3.1 million for the 2012 Period compared to the 2011 Period. The decrease primarily reflects the permanent closure of one third-party mining operation at our Mettiki mine complex in the Northern Appalachian region in July 2011;

•

Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.30 per produced ton sold in the 2012 Period compared to the 2011 Period, primarily as a result of increased average coal sales prices across all regions; and

•

Outside coal purchases increased to $30.3 million for the 2012 Period compared to $9.6 million in the 2011 Period. The increase of $20.7 million was primarily attributable to increased coal brokerage activity as well as Mettiki’s higher cost per ton of coal purchased.

General and administrative. General and administrative expenses for the 2012 Period increased to $30.3 million compared to $25.4 million in the 2011 Period. The increase of $4.9 million was primarily due to increases in salary and wage related expenses, incentive compensation expense and other professional services.

Other sales and operating revenues. Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design and other outside services and administrative services revenue from affiliates. Other sales and operating revenues increased to $19.3 million for the 2012 Period from $13.0 million for the 2011 Period. The increase of $6.3 million was primarily attributable to amounts received from a customer for the partial buy-out of a certain Northern Appalachian coal contract and increased Matrix Design product sales.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased to $95.1 million for the 2012 Period from $77.0 million for the 2011 Period. The increase of $18.1 million was attributable to the start-up of longwall production at the Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to infrastructure improvements at various other operations.

Interest expense. Interest expense, net of capitalized interest, decreased to $14.2 million for the 2012 Period from $18.5 million for the 2011 Period. The decrease of $4.3 million was principally attributable to increased capitalized interest, as well as reduced interest expense resulting from our August 2011 principal repayment of $18.0 million on our original senior notes issued in 1999. Interest expense was also impacted by the early termination of our $300 million term loan, which was replaced with a $250.0 million term loan in the 2012 Period. These decreases were partially offset by increased interest expense on borrowings of $55.0 million outstanding under the revolving credit facility during the 2012 Period, as well as $1.1 million of deferred debt issuance costs related to the early termination of the $300 million term loan, each of which is discussed in more detail below under “–Debt Obligations.”

Equity in loss of affiliates, net. Equity in loss of affiliates, net includes our equity investments in MAC and White Oak. For the 2012 Period, equity in loss of affiliates was $8.2 million, which was primarily attributable to losses of $8.6 million allocated to us due to our equity investment in White Oak.

Transportation revenues and expenses. Transportation revenues and expenses were $12.0 million and $18.0 million for the 2012 and 2011 Periods, respectively. The decrease of $6.0 million was primarily attributable to reduced tonnage for which we arranged transportation at certain mines, as well as a decrease in average transportation rates in the 2012 Period. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

Other income. Other income increased to $2.6 million in the 2012 Period from $1.0 million in the 2011 Period. The increase of $1.6 million was primarily due to the cancellation fee paid to the Intermediate Partnership by White Oak related to the termination of the equipment financing agreement. For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Income tax expense (benefit). The income tax benefit for the 2012 Period was $0.6 million compared to income tax expense of $0.1 million for the 2011 Period. Income taxes are primarily due to the operations of Matrix Design. The income tax benefit for the 2012 Period was due to a net operating loss carryforward related to Matrix Design from prior years, as well as a research and development tax credit earned by Matrix Design.

Segment Adjusted EBITDA. Our 2012 Period Segment Adjusted EBITDA increased $3.0 million, or 1.0%, to $317.3 million from the 2011 Period Segment Adjusted EBITDA of $314.3 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,
	2012	2011	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$279,626	$254,934	$24,692	9.7%
Central Appalachia	19,390	31,134	(11,744)	(37.7)%
Northern Appalachia	21,513	25,937	(4,424)	(17.1)%
White Oak	(6,884)	—	(6,884)	(1)
Other and Corporate	3,673	2,307	1,366	59.2%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA (2)	$317,318	$314,312	$3,006	1.0%

Tons sold
Illinois Basin	13,490	12,502	988	7.9%
Central Appalachia	1,002	1,303	(301)	(23.1)%
Northern Appalachia	1,771	1,599	172	10.8%
White Oak	—	—	—	—
Other and Corporate	210	24	186	(1)
Elimination	—	—	—	—

Total tons sold	16,473	15,428	1,045	6.8%

Coal sales
Illinois Basin	$709,275	$627,050	$82,225	13.1%
Central Appalachia	80,732	104,063	(23,331)	(22.4)%
Northern Appalachia	134,689	117,072	17,617	15.0%
White Oak	—	—	—	—
Other and Corporate	17,408	1,983	15,425	(1)
Elimination	—	—	—	—

Total coal sales	$942,104	$850,168	$91,936	10.8%

Other sales and operating revenues
Illinois Basin	$851	$1,150	$(299)	(26.0)%
Central Appalachia	16	123	(107)	(87.0)%
Northern Appalachia	7,511	1,759	5,752	(1)
White Oak	—	—	—	—
Other and Corporate	20,747	18,661	2,086	11.2%
Elimination	(9,805)	(8,663)	(1,142)	13.2%

Total other sales and operating revenues	$19,320	$13,030	$6,290	48.3%

Segment Adjusted EBITDA Expense
Illinois Basin	$430,500	$373,267	$57,233	15.3%
Central Appalachia	61,357	73,052	(11,695)	(16.0)%
Northern Appalachia	120,688	92,893	27,795	29.9%
White Oak	(1,691)	—	(1,691)	(1)
Other and Corporate	34,849	18,337	16,512	90.1%
Elimination	(9,805)	(8,663)	(1,142)	13.2%

Total Segment Adjusted EBITDA Expense (3)	$635,898	$548,886	$87,012	15.9%

(1)	Percentage change was greater than or equal to 100%.

(2)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, and general and administrative expenses. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;

•	our operating performance and return on investment compared to those of other companies in the coal energy sector, without regard to financing or capital structures; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Six Months Ended June 30,
	2012	2011
Segment Adjusted EBITDA	$317,318	$314,312
General and administrative	(30,341)	(25,422)
Depreciation, depletion and amortization	(95,142)	(76,962)
Interest expense, net	(14,036)	(18,274)
Income tax benefit (expense)	624	(96)

Net income	$178,423	$193,558

(3)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Segment Adjusted EBITDA Expense	$635,898	$548,886
Outside coal purchases	(30,335)	(9,631)
Other income	2,599	980

Operating expense (excluding depreciation, depletion and amortization)	$608,162	$540,235

Illinois Basin – Segment Adjusted EBITDA increased 9.7% to $279.6 million in the 2012 Period from $254.9 million in the 2011 Period. The increase of $24.7 million was primarily attributable to increased tons sold, which increased 7.9% to 13.5 million tons in the 2012 Period, as well as improved contract pricing resulting in a higher average coal sales price of $52.58 per ton sold during the 2012 Period compared to $50.16 per ton sold for the 2011 Period. Coal sales increased 13.1% to $709.3 million in the 2012 Period compared to $627.1 million in the 2011 Period. The increase of $82.2 million primarily reflects the increase in average coal sales price discussed above and increased tons produced and sold from expansion of production capacity at our River View mine and the addition of the Onton mine, partially offset by difficult mining conditions affecting production at certain mine operations. Total Segment Adjusted EBITDA Expense for the 2012 Period increased 15.3% to $430.5 million from $373.3 million in the 2011 Period and increased $2.05 per ton sold to $31.91 from $29.86 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, as well as lower coal production and recoveries at our Dotiki mine reflecting the transition to a new coal seam and the addition of higher cost production from the Onton mine acquired on April 2, 2012.

Central Appalachia – Segment Adjusted EBITDA decreased 37.7% to $19.4 million for the 2012 Period, compared to $31.1 million for the 2011 Period. The decrease of $11.7 million was primarily attributable to lower sales volumes as a result of difficult mining conditions our MC Mining mine experienced during the 2012 Period and the continued impact of losing a production unit at the Pontiki mine due to regulator action during the 2011 fourth quarter, partially offset by higher coal sales price per ton, which increased to $80.60 per ton in the 2012 Period from $79.89 per ton sold in the 2011 Period. Total Segment Adjusted EBITDA Expense per ton sold during the 2012 Period increased to $61.26 compared to $56.08 in the 2011 Period, an increase of $5.18 per ton sold reflecting certain cost increases described above under consolidated operating expenses, including continuing stringent regulatory compliance requirements, as well as lower production volumes described above partially offset by improved coal recoveries. Although Segment Adjusted EBITDA Expense per ton sold increased in the 2012 Period, Segment Adjusted EBITDA Expense for the 2012 Period decreased 16.0% to $61.4 million from $73.1 million in the 2011 Period primarily as a result of lower coal sales volumes discussed above.

Northern Appalachia – Segment Adjusted EBITDA decreased 17.1% to $21.5 million for the 2012 Period, compared to $25.9 million for the 2011 Period. The decrease of $4.4 million was primarily attributable to increased operating expenses at our new Tunnel Ridge mine and higher cost per ton of purchased coal, which were partially offset by improved contract pricing in the export coal markets resulting in a higher average sales price of $76.04 per ton sold for the 2012 Period compared to $73.20 per ton sold for the 2011 Period. The start-up of longwall production in May 2012 resulted in higher tons sold, which increased 10.8% to 1.8 million tons in the 2012 Period from 1.6 million tons in the 2011 Period. Total Segment Adjusted EBITDA Expense for the 2012 Period increased 29.9% to $120.7 million from $92.9 million in the 2011 Period and increased $10.05 per ton sold to $68.13 from $58.08 per ton sold, primarily as a result of higher cost per ton of purchased coal, higher cost of initial longwall production at the new Tunnel Ridge mine and the impact of difficult mining conditions at the Mountain View mine, as well as other cost increases described above under consolidated operating expenses.

White Oak – Segment Adjusted EBITDA was $(6.9) million in the 2012 Period primarily attributable to losses allocated to us due to our equity interest in White Oak.

Other and Corporate – Segment Adjusted EBITDA increased $1.4 million in the 2012 Period from the 2011 Period. This increase was primarily attributable to higher coal brokerage sales and higher Matrix Group safety equipment sales. Segment adjusted EBITDA Expense increased 90.1% to $34.8 million for the 2012 Period, primarily due to increased outside coal purchases, as well as increased component expenses associated with safety equipment sales by the Matrix Group.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under revolving credit facilities. We believe that existing cash balances, future cash flows from operations, borrowing under revolving credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, anticipated capital expenditures and additional equity investments, scheduled debt payments, commitments and distribution payments. Our ability to satisfy our obligations, commitments and planned expenditures will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond our control. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011.

Cash Flows

Cash provided by operating activities was $255.5 million for the 2012 Period compared to $261.4 million for the 2011 Period. The decrease in cash provided by operating activities was principally attributable to lower net income, a decrease in the change in accounts payable during the 2012 Period compared to the 2011 Period and an increase in higher cost per ton coal inventory during the 2012 Period as compared to the 2011 Period.

Net cash used in investing activities was $390.3 million for the 2012 Period compared to $147.0 million for the 2011 Period. The increase in cash used in investing activities was primarily attributable to the purchase of the Onton mine, higher mine infrastructure and equipment capital expenditures at the Dotiki and River View mines, increased capital expenditures related to infrastructure improvements at various other mines and our funding of the White Oak project during the 2012 Period. For information regarding the acquisition of the Onton mine and White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisition of Business” and “Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Net cash used in financing activities was $127.3 million for the 2012 Period compared to $106.8 million for the 2011 Period. The increase in cash used in financing activities was primarily attributable to the repayment of the $300 million term loan and increased distributions paid to partners in the 2012 Period, partially offset by the proceeds from the $250 million term loan completed on May 23, 2012 and borrowings under our revolving credit facility during the 2012 Period, which is discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures increased to $238.3 million in the 2012 Period from $142.4 million in the 2011 Period. See “—Cash Flows” above for additional information regarding capital expenditures.

Our anticipated total capital expenditures for the year ending December 31, 2012 are estimated in a range of $565.0 to $610.0 million, which includes the acquisition of the Onton mine in April 2012 and approximately $95.0 to $110.0 million related to White Oak for the acquisition of coal reserves and construction of surface facilities. Management anticipates funding remaining 2012 capital requirements with cash and cash equivalents ($11.4 million as of June 30, 2012), cash flows provided by operations, borrowings available under the revolving credit facility and, as necessary, accessing the debt or equity capital markets. We will continue to have significant capital requirements over the long-term, which may require us to obtain additional debt or equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility. On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “Revolving Credit Facility”) of $700 million and a term loan (the “Term Loan”) in the aggregate principal amount of $250 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the “Credit Facility”). The Credit Facility replaces the $142.5 million revolving credit facility that would have matured September 25, 2012. Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin which fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (as defined in the Credit Agreement). We have elected the Eurodollar Rate which, with applicable margin, was 1.9% on borrowings outstanding as of June 30, 2012. The Credit Facility matures May 23, 2017, at which time all amounts outstanding under the Revolving Credit Facility and the Term Loan are required to be repaid. Interest is payable quarterly, with principal of the Term Loan due as follows: commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding, 20% of the aggregate amount of the Term Loan advances outstanding per quarter beginning June 30, 2016 through December 31, 2016 with the remaining balance of the Term Loan advances being due May 23, 2017. We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement. Upon a “change of control” (as defined in the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement will become due and payable.

Also on May 23, 2012, our Intermediate Partnership terminated early its $300 million term loan agreement dated December 29, 2010. As of May 23, 2012, the aggregate unpaid principal amount of $300 million and all unpaid interest were repaid, using the proceeds of the Term Loan and borrowings under the Revolving Credit Facility. Our Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan.

At June 30, 2012, we had borrowings of $55.0 million and $29.9 million of letters of credit outstanding with $615.1 million available for borrowing under the Revolving Credit Facility. We utilize the Revolving Credit Facility, as appropriate, to meet working capital requirements, anticipated capital expenditures, scheduled debt payments or distribution payments. We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

We incurred debt issuance costs of approximately $4.3 million in 2012 associated with the Credit Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Credit Agreement. We expensed $1.1 million of previously deferred debt issuance cost associated with the terminated $300 million term loan.

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

The Senior Notes, 2008 Senior Notes and the Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain the following: (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio and cash flow to interest expense ratio were 1.24 to 1.0 and 16.2 to 1.0, respectively, for the trailing twelve months ended June 30, 2012. We were in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2012.

Other. In addition to the letters of credit available under the Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At June 30, 2012, we had $30.7 million in letters of credit outstanding under agreements with these two banks.

Related-Party Transactions

We have continuing related-party transactions with our managing general partner, AHGP and SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, and mineral and equipment leases with SGP and its affiliates. We also have ongoing transactions with White Oak and related entities to support development of a longwall mining operation currently under construction.

On March 1, 2012, JC Air, LLC (“JC Air”), a wholly-owned subsidiary of our special general partner, was acquired by and merged into our subsidiary, ASI. JC Air’s sole assets were two airplanes,

one of which was previously subject to a time sharing agreement between SGP Land, LLC (“SGP Land”), another subsidiary of our special general partner, and us. In consideration for this merger, we paid SGP approximately $8.0 million cash at closing. Because the transaction was between entities under common control, it was reviewed by the board of directors of our managing general partner (the “Board of Directors”) and its conflicts committee (the “Conflicts Committee”). Based on this review, the Conflicts Committee determined that the transaction reflected market-clearing terms and conditions. As a result, the Board of Directors and the Conflicts Committee approved the transaction as fair and reasonable to us and our limited partners.

ASI has agreements with SGP Land (a subsidiary of SGP), and with Mr. Craft, providing for the use of aircraft owned by ASI by SGP Land and Mr. Craft. In addition, Alliance Coal has an agreement with JC Land LLC, an entity owned by Mr. Craft, providing for the use of aircraft owned by JC Land LLC by Alliance Coal.

Please read our Annual Report on Form 10-K for the year ended December 31, 2011, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning related-party transactions.

New Accounting Standards

New Accounting Standards Issued and Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 removes the presentation options in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income (“OCI”). ASU 2011-05 does not change the items that must be reported in OCI. ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its provisions had to be applied retrospectively for all periods presented in the financial statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which indefinitely deferred a provision of ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which OCI is presented. The adoption of ASU 2011-05 did not have a material impact on our condensed consolidated financial statements.

Other

On July 6, 2012, new federal legislation entitled Moving Ahead for Progress in the 21st Century Act was passed, which includes a provision aimed at stabilizing the interest rates used to calculate pension plan liabilities for pension funding purposes. We are currently evaluating the impact of this legislation; however, we anticipate that as a result of this legislation, we will not make any further contributions to our pension plan for the 2012 plan year.

Proposed Regulation

On March 27, 2012, the EPA proposed New Source Performance Standards (“NSPS”) for certain greenhouse gas emissions from new and modified electricity generation units (“EGUs”). The proposed NSPS set the first numerical limits for carbon dioxide emissions for an entire source category. The proposed NSPS, if promulgated as proposed, would pose significant challenges for the construction of new coal-fired EGUs for some time. The proposed rule does not regulate existing EGUs or new EGUs that already have been permitted. If the rule is finalized as proposed, we would anticipate the rule would be legally challenged.

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

Exchange Rate Risk

All of our transactions are currently denominated in U.S. dollars, and as a result, we do not have material exposure to currency exchange-rate risks.

Interest Rate Risk

Borrowings under the Credit Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates. We do not utilize any interest rate derivative instruments related to our outstanding debt. We had $55.0 million in borrowings under the Revolving Credit Facility and $250.0 million outstanding under the Term Loan Agreement at June 30, 2012. A one percentage point increase in the interest rates related to the Revolving Credit Facility and Term Loan Agreement would result in an annualized increase in 2012 interest expense of $3.1 million, based on borrowing levels at June 30, 2012. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $15.0 million in the estimated fair value of these borrowings.

As of June 30, 2012, the estimated fair value of the ARLP Debt Arrangements was approximately $759.4 million. The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2012. There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2012.

During the quarterly period ended June 30, 2012, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.1	Third Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Alliance Resource Operating Partners, L.P., as borrower, the initial lenders, initial issuing banks and swingline bank named therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC and Citigroup Global Markets Inc. as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association and Citibank, N.A., as syndication agents, and the other institutions named therein as documentation agents.	8-K	000-26823 12865660	99.1	05/24/2012

31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					☑

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☑

95.1	Federal Mine Safety and Health Act Information					☑

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2012 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.					☑

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 8, 2012.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and Chief Financial Officer