Form 10-Q
period 2012-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2012-11-08
CIK 1086600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 8, 2012, 36,874,949 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,061	$273,528
Trade receivables	152,826	128,643
Other receivables	1,432	3,525
Due from affiliates	191	5,116
Inventories	63,923	33,837
Advance royalties	9,038	7,560
Prepaid expenses and other assets	10,185	11,945
Total current assets	239,656	464,154

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,278,297	1,974,520
Less accumulated depreciation, depletion and amortization	(784,123)	(793,200)
Total property, plant and equipment, net	1,494,174	1,181,320

OTHER ASSETS:
Advance royalties	26,972	27,916
Equity investments in affiliates	74,329	40,118
Other long-term assets	31,138	18,010
Total other assets	132,439	86,044
TOTAL ASSETS	$1,866,269	$1,731,518

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$113,316	$96,869
Due to affiliates	395	494
Accrued taxes other than income taxes	19,126	15,873
Accrued payroll and related expenses	42,233	35,876
Accrued interest	6,320	2,195
Workers’ compensation and pneumoconiosis benefits	9,488	9,511
Current capital lease obligations	1,019	676
Other current liabilities	22,900	15,326
Current maturities, long-term debt	18,000	18,000
Total current liabilities	232,797	194,820

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	693,000	686,000
Pneumoconiosis benefits	60,987	54,775
Accrued pension benefit	24,273	27,538
Workers’ compensation	74,862	64,520
Asset retirement obligations	76,695	70,836
Long-term capital lease obligations	18,865	2,497
Other liabilities	8,536	6,774
Total long-term liabilities	957,218	912,940
Total liabilities	1,190,015	1,107,760

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 36,874,949 and 36,775,741 units outstanding, respectively	989,293	943,325
General Partners’ deficit	(274,534)	(279,107)
Accumulated other comprehensive loss	(38,505)	(40,460)
Total Partners’ Capital	676,254	623,758
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,866,269	$1,731,518

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

SALES AND OPERATING REVENUES:
Coal sales	$499,003	$473,683	$1,441,107	$1,323,851
Transportation revenues	5,625	7,446	17,651	25,452
Other sales and operating revenues	6,813	6,618	26,133	19,648
Total revenues	511,441	487,747	1,484,891	1,368,951

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	338,644	294,771	946,806	835,006
Transportation expenses	5,625	7,446	17,651	25,452
Outside coal purchases	4,424	19,864	34,759	29,495
General and administrative	13,598	13,276	43,939	38,698
Depreciation, depletion and amortization	59,781	40,275	154,923	117,237
Asset impairment charge	19,031	—	19,031	—
Total operating expenses	441,103	375,632	1,217,109	1,045,888

INCOME FROM OPERATIONS	70,338	112,115	267,782	323,063

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2012 and 2011 of $1,701, $170, $6,433 and $482, respectively)	(7,446)	(8,782)	(21,626)	(27,248)
Interest income	94	83	238	275
Equity in loss of affiliates, net	(2,832)	—	(11,040)	—
Other income	254	360	2,853	1,340
INCOME BEFORE INCOME TAXES	60,408	103,776	238,207	297,430

INCOME TAX BENEFIT	(102)	(317)	(726)	(221)

NET INCOME	$60,510	$104,093	$238,933	$297,651

GENERAL PARTNERS’ INTEREST IN NET INCOME	$27,263	$23,474	$80,015	$66,688

LIMITED PARTNERS’ INTEREST IN NET INCOME	$33,247	$80,619	$158,918	$230,963

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT (Note 9)	$0.89	$2.16	$4.25	$6.19

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$1.0625	$0.9225	$3.0775	$2.6725

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING — BASIC AND DILUTED	36,874,949	36,775,741	36,859,018	36,766,897

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NET INCOME	$60,510	$104,093	$238,933	$297,651

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of actuarial loss	458	122	1,373	366
Total defined benefit pension plan adjustments	458	122	1,373	366

Pneumoconiosis benefits
Amortization of actuarial loss (gain)	194	(56)	582	(167)
Total pneumoconiosis benefits adjustments	194	(56)	582	(167)

OTHER COMPREHENSIVE INCOME	652	66	1,955	199

TOTAL COMPREHENSIVE INCOME	$61,162	$104,159	$240,888	$297,850

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$431,628	$432,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(332,353)	(216,308)
Changes in accounts payable and accrued liabilities	(4,024)	511
Proceeds from sale of property, plant and equipment	114	465
Purchase of equity investments in affiliate	(43,100)	(35,700)
Payment for acquisition of business	(100,000)	—
Payments to affiliate for acquisition and development of coal reserves	(34,601)	(33,841)
Advances/loans to affiliate	(2,229)	—
Payments from affiliate	4,229	—
Other	546	810
Net cash used in investing activities	(511,418)	(284,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	250,000	—
Borrowings under revolving credit facility	150,000	—
Payments under revolving credit facility	(75,000)	—
Payment on term loan	(300,000)	—
Payment on long-term debt	(18,000)	(18,000)
Payments on capital lease obligations	(673)	(595)
Payment of debt issuance costs	(4,272)	—
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(3,734)	(2,324)
Cash contributions by General Partners	150	87
Distributions paid to Partners	(190,148)	(159,826)
Net cash used in financing activities	(191,677)	(180,658)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(271,467)	(32,385)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	273,528	339,562

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,061	$307,177

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$22,166	$22,930
Cash paid for income taxes	$—	$300

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$20,955	$12,828
Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$11,070	$6,572
Assets acquired by capital lease	$—	$3,525
Acquisition of business:
Fair value of assets assumed	$126,639	$—
Cash paid	(100,000)	—
Fair value of liabilities assumed	$26,639	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2012 and December 31, 2011, the results of our operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and the cash flows for the nine months ended September 30, 2012 and 2011.  All of our intercompany transactions and accounts have been eliminated.

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

The following table summarizes the consideration paid to Green River and the preliminary and final fair value allocation of assets acquired and liabilities assumed at the acquisition date, as well as the fair value adjustments made in the third quarter of 2012 (in thousands):

	Preliminary as of June 30, 2012	Adjustments	Final as of September 30, 2012

Consideration paid	$100,000		$100,000

Recognized amounts of net tangible and intangible assets acquired and liabilities assumed:

Inventories	547	—	547
Advance royalties	888	—	888
Property, plant and equipment, including mineral rights and leased facilities	117,292	(182)	117,110
Noncompete agreement	1,100	100	1,200
Customer contracts, net	4,873	82	4,955
Permits	843	—	843
Capital lease obligation	(17,384)	—	(17,384)
Asset retirement obligation	(6,032)	—	(6,032)
Pneumoconiosis benefits	(2,127)	—	(2,127)

Net tangible and intangible assets acquired	$100,000		$100,000

During the quarter ended September 30, 2012, we finalized the purchase price allocation related to the assets acquired and liabilities assumed from Green River.  The adjustments to the preliminary fair values resulted from additional information obtained about facts in existence on April 2, 2012.  Prior financial statements have not been retrospectively adjusted due to immateriality.

Intangible assets and liabilities related to coal supply agreements will be amortized over the average term of the contracts.  Mine permits will be amortized over the estimated useful life of the Onton mine and the noncompete agreement will be amortized over the term of the agreement.

The following unaudited pro forma information for the ARLP Partnership has been prepared for illustrative purposes and assumes that the business combination occurred on January 1, 2011.  The unaudited pro forma results have been prepared based upon Green River’s historical results with respect to the business acquired and estimates of the effects of the transactions that we believe are reasonable and supportable. The results are not necessarily reflective of the consolidated results of operations had the acquisition actually occurred on January 1, 2011, nor are they indicative of future operating results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2012	2011
	(in thousands)

Total revenues
As reported	$487,747	$1,484,891	$1,368,951
Pro forma	$513,840	$1,512,234	$1,455,052

Net income
As reported	$104,093	$238,933	$297,651
Pro forma	$106,071	$240,214	$307,976

The revenues and net income related to the acquired business are reflected in our condensed consolidated statements of income beginning April 2, 2012 and totaled $52.8 million and $5.6 million, respectively, which are included in the total revenues and net income above for the nine months ended September 30, 2012.

The pro forma net income includes adjustments to depreciation, depletion and amortization to reflect the new basis in property, plant and equipment and intangible assets acquired, elimination of income tax expense, and the elimination of interest expense of Green River as its debt was paid off in conjunction with the acquisition.  Acquisition costs related to the business acquired of $0.6 million were reclassified to the beginning of 2011 in preparation of the pro forma results, as the acquisition was assumed to have been completed January 1, 2011 for the pro forma presentation.

Synergies from the acquisition are not reflected in the pro forma results.

5.                                      ASSET IMPAIRMENT CHARGE

On October 2, 2012, we announced that Pontiki Coal, LLC’s (“Pontiki”) mining complex in Martin County, Kentucky had been idled since August 29, 2012.  The Mine Safety and Health Administration (“MSHA”) ordered the closure of the coal preparation plant and associated surface facilities at the Pontiki mining complex following the failure on August 23, 2012 of a belt line between two clean coal stacking tubes.  MSHA required a comprehensive structural inspection of all the surface facilities by an independent bridge engineering firm (“Firm”) before the surface facilities could be reopened.  The Firm recently issued its reports and we have commenced work to complete the first phase of repairs necessary to allow the complex to resume operation by the end of the fourth quarter of 2012.  Although the Pontiki mining complex will resume operations to fulfill contractual obligations for the delivery of coal in 2013 under existing coal sales agreements, significant uncertainty remains regarding market demand and pricing for coal from Pontiki beyond 2013.  This uncertainty along with the likelihood of future cost increases arising from stringent regulatory oversight places the long-term viability of Pontiki at significant risk.

As a result of the above events and our assessment of related risks, we concluded that indicators of impairment were present and the carrying value of the asset group representing the Pontiki mining complex (“Pontiki Assets”) was not fully recoverable.  We estimated the fair value of the Pontiki Assets and determined it exceeded the carrying value and accordingly, we recorded an asset impairment charge of $19.0 million in our Central Appalachian segment for the three months ended September 30, 2012 to reduce the carrying value of the Pontiki Assets to their estimated fair value of $16.1 million.  The fair value of the Pontiki Assets was determined using the market and cost valuation techniques and represents a Level 3 fair value measurement. The fair value analysis was based on the marketability of coal properties in the current market environment, discounted projected future cash flows, and estimated fair value of assets that could be sold or used at other operations.  These estimates incorporate certain assumptions, and it is possible that the estimates may change in the future resulting in the need to adjust our determination of fair value.  The asset impairment establishes a new cost basis on which future depreciation, depletion and amortization will be based for the Pontiki Assets.

6.                                      FAIR VALUE MEASUREMENTS

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

The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.  At September 30, 2012 and December 31, 2011, the estimated fair value of our long-term debt, including current maturities, was approximately $755.8 million and $746.5 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Note 7). The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

7.                                      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011

Revolving credit facility	$75,000	$—
Senior notes	36,000	54,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000
Term loan	250,000	300,000
	711,000	704,000
Less current maturities	(18,000)	(18,000)
Total long-term debt	$693,000	$686,000

On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “Revolving Credit Facility”) of $700 million and a term loan (the “Term Loan”) in the aggregate principal amount of $250 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the “Credit Facility”).  The Credit Facility replaces the $142.5 million revolving credit facility that would have matured September 25, 2012.  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (as defined in the Credit Agreement).  We have elected the Eurodollar Rate which, with applicable margin, was 1.89% on borrowings outstanding as of September 30, 2012.  The Credit Facility matures May 23, 2017, at which time all amounts outstanding under the Revolving Credit Facility and the Term Loan are required to be repaid.  Interest is payable quarterly, with principal of the Term Loan due as follows: commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding, 20% of the aggregate amount of the Term Loan advances outstanding per quarter beginning June 30, 2016 through December 31, 2016 with the remaining balance of the Term Loan advances being due May 23, 2017.  We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change of control” (as defined in the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement will become due and payable.

Also on May 23, 2012, our Intermediate Partnership terminated early its $300 million term loan agreement dated December 29, 2010.  As of May 23, 2012, the aggregate unpaid principal amount of $300 million, including all accrued but unpaid interest, was repaid using the proceeds of the Term Loan and borrowings under the Revolving Credit Facility.  Our Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan.

We incurred debt issuance costs of approximately $4.3 million in 2012 associated with the Credit Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Credit Agreement.  We expensed $1.1 million of previously deferred debt issuance costs associated with the terminated $300 million term loan.

Our Intermediate Partnership has $36.0 million in senior notes (“Senior Notes”), $205.0 million in Series A and $145.0 million in Series B senior notes (collectively, the “2008 Senior Notes”) and the Credit Facility described above (collectively, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.24 to 1.0 and 16.0 to 1.0, respectively, for the trailing twelve months ended September 30, 2012.  We were in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2012.

At September 30, 2012, we had borrowings of $75.0 million and $29.9 million of letters of credit outstanding with $595.1 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, anticipated capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

8.                                      WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), we entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation currently under construction.  The transactions feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and leaseback of certain reserves and surface rights, a coal handling and services agreement and a backstop equipment financing facility.  Our initial investment at the Transaction Date, using existing cash on hand, was $69.5 million and we committed to additionally fund approximately $330.5 million to $455.5 million over the next three to four years, of which $211.7 million was funded from the Transaction Date through September 30, 2012.  We expect to fund these additional commitments using existing cash balances, future cash flows from operations, borrowings under existing debt and credit facilities and cash provided from the future issuance of debt or equity.  The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

Our subsidiary, Alliance WOR Properties, LLC (“WOR Properties”), acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons are currently being developed for future mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”).  Hamilton County is adjacent to White County, Illinois, where our White County Coal, LLC Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.  WOR Properties also provided $17.0 million to White Oak for the development of the acquired reserves between the Transaction Date and December 31, 2011.  During the nine months ended September 30, 2012, WOR Properties provided $34.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  WOR Properties has a remaining commitment of $54.6 million for additional coal reserve acquisitions and development funding.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, our subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), made an equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  WOR Processing purchased $7.0 million of additional Series A Units between the Transaction Date and December 31, 2011 and $43.1 million of additional Series A Units during the nine months ended September 30, 2012.

WOR Processing’s ownership and member’s voting interest in White Oak at September 30, 2012 was 12.5% based upon currently outstanding voting units.  The remainder of the equity ownership in

White Oak, represented by Series B Units, is held by other investors and members of White Oak management.

We continually review all rights provided to WOR Processing and us by various agreements with White Oak and continue to conclude all such rights are protective or participating in nature and do not provide WOR Processing or us the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  As such, we recognize WOR Processing’s interest in White Oak as an equity investment in affiliate in our consolidated balance sheets.  As of September 30, 2012, WOR Processing had invested $85.8 million in Series A Units of White Oak equity, which represents our current maximum exposure to loss as a result of our equity investment in White Oak.  White Oak has made no distributions to WOR Processing or us.

We record WOR Processing’s equity in earnings or losses of affiliates under the hypothetical liquidation at book value method of accounting due to the preferences to which WOR Processing is entitled on distributions.  For the three and nine months ended September 30, 2012, we were allocated losses of $3.0 million and $11.6 million, respectively.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement (“Services Agreement”) with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1.  In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015.  White Oak had not used any amounts available under the Construction Loan as of September 30, 2012.

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

9.                                      NET INCOME PER LIMITED PARTNER UNIT

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

The following is a reconciliation of net income used for calculating basic earnings per unit and the weighted average units used in computing EPU for the three and nine months ended September 30, 2012 and 2011, respectively, (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$60,510	$104,093	$238,933	$297,651
Adjustments:
General partner’s priority distributions	(26,584)	(21,829)	(76,771)	(61,975)
General partners’ 2% equity ownership	(679)	(1,645)	(3,244)	(4,713)

Limited partners’ interest in net income	33,247	80,619	158,918	230,963

Less:
Distributions to participating securities	(531)	(501)	(1,549)	(1,462)
Undistributed earnings attributable to participating securities	—	(642)	(541)	(1,833)

Net income available to limited partners	$32,716	$79,476	$156,828	$227,668

Weighted average limited partner units outstanding — basic and diluted	36,875	36,776	36,859	36,767

Basic and diluted net income per limited partner unit (1)	$0.89	$2.16	$4.25	$6.19

(1)         Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive.  For the three and nine months ended September 30, 2012 and 2011, LTIP, SERP and Deferred Compensation Plan units of 323,146, 411,043, 338,231 and 403,301, respectively, were considered anti-dilutive under the treasury stock method.

10.                               WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Beginning balance	$81,195	$74,515	$73,201	$67,687
Accruals increase	6,294	5,570	18,508	16,684
Payments	(2,395)	(2,491)	(7,984)	(8,519)
Interest accretion	685	793	2,054	2,380
Valuation loss (gain)	(2,259)	125	(2,259)	280
Ending balance	$83,520	$78,512	$83,520	$78,512

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service cost	$960	$833	$2,795	$2,513
Interest cost	598	596	1,773	1,788
Amortization of net loss (gain)	194	(56)	582	(167)
Net periodic benefit cost	$1,752	$1,373	$5,150	$4,134

11.                               COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of our managing general partner and its affiliates who perform services for us.  The LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to review and approval of the compensation committee of the MGP board of directors (the “Compensation Committee”).  On January 25, 2012, the Compensation Committee determined that the vesting requirements for the 2009 grants of 9,125 restricted units (net of 500 forfeitures) and the grants issued during the three months ended December 31, 2008 of 135,305 restricted units (net of 5,840 forfeitures) had been satisfied as of January 1, 2012.  As a result of this vesting, on February 14, 2012, we issued 93,938 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy the individual tax withholding obligations for the LTIP participants.  On February 6, 2012 and April 26, 2012, the Compensation Committee authorized additional grants of up to 106,779 and 8,500 restricted units, respectively, of which 107,114 were granted during the nine months ended September 30, 2012 and will vest on January 1, 2015, subject to satisfaction of certain financial tests.  The fair value of these 2012 grants is equal to the intrinsic value at the date of grant, which was $77.71 per unit.  LTIP expense was $1.6 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and $4.7 million and $3.9 million for the nine months ended September 30, 2012 and 2011.  After consideration of the January 1, 2012 vesting and subsequent issuance of 93,938 common units, approximately 2.2 million units remain available for issuance under the LTIP in the future, assuming all grants issued in 2010, 2011 and 2012 currently outstanding are settled with common units and no future forfeitures occur.

As of September 30, 2012, there was $9.4 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.2 years.  As of September 30, 2012, the intrinsic value of the non-vested LTIP grants was $20.5 million.  As of September 30, 2012, the total obligation associated with the LTIP was $10.4 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

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

Amounts that were payable under either the SERP or Deferred Compensation Plan on or prior to January 1, 2011, were paid in either cash or common units of ARLP.  Effective for amounts that become payable after January 1, 2011, both the Deferred Compensation Plan and the SERP require that vested benefits be paid to participants only in common units of ARLP, and therefore the phantom units have qualified for equity award accounting treatment since that date.  As a result, we reclassified a total of $9.2 million of obligations for the SERP and the Deferred Compensation Plan from due to affiliates and other long-term liabilities to partners’ capital in our condensed consolidated balance sheets as required under FASB ASC 718, Compensation-Stock Compensation, on January 1, 2011.  For the nine months ended September 30, 2012 and 2011, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 7,168 and 8,284 phantom units, respectively, and the fair value of these phantom units was $64.77 and $72.01, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plan expense was approximately $0.2 million for each of the three months ended September 30, 2012 and 2011, and $0.6 million for each of the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, there were 155,873 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $9.3 million.  As of September 30, 2012, the total obligation associated with the SERP and Deferred Compensation Plan was $10.3 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

12.                               COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service cost	$726	$618	$2,179	$1,854
Interest cost	818	788	2,454	2,364
Expected return on plan assets	(956)	(972)	(2,868)	(2,917)
Amortization of net loss	458	122	1,373	366
Net periodic benefit cost	$1,046	$556	$3,138	$1,667

We previously disclosed in our financial statements for the year ended December 31, 2011 that we expected to contribute $5.4 million to the Pension Plan in 2012.  During the nine months ended September 30, 2012, we made contribution payments of $3.0 million for the 2011 plan year and $2.0 million for the 2012 plan year.

On July 6, 2012, new federal legislation entitled Moving Ahead for Progress in the 21st Century Act was passed, which includes a provision aimed at stabilizing the interest rates used to calculate pension plan liabilities for pension funding purposes.  We are currently evaluating the impact of this legislation; however, we anticipate that as a result of this new legislation, we will not make any further contributions during 2012 beyond the $5.0 million noted above.

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

The Central Appalachian reportable segment is comprised of two operating segments, the Pontiki and MC Mining, LLC mining complexes.  The Pontiki mining complex was idled on August 29, 2012.  For more information regarding the idling of the Pontiki mining complex, please see Note 5.

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

The White Oak reportable segment is comprised of two operating segments, WOR Properties and WOR Processing.  WOR Processing includes both the surface operations at White Oak currently under construction and the equity investment in White Oak.  WOR Properties owns coal reserves acquired from White Oak and is committed to acquiring additional reserves from White Oak.  WOR Properties has also completed initial funding commitments to White Oak for development of these reserves.  The White Oak reportable segment also includes a loan to White Oak for current financial activities related to the acquisition of mining equipment (which was paid off and terminated in June 2012) and will include future financing activities for another loan to construct certain surface facilities (Note 8).

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

Reportable segment results as of and for the three and nine months ended September 30, 2012 and 2011 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results for the three months ended September 30, 2012 were as follows:

Total revenues (2)	$365,119	$41,790	$100,142	$—	$8,518	$(4,128)	$511,441
Segment Adjusted EBITDA Expense (3)	221,731	35,563	81,761	174	7,713	(4,128)	342,814
Segment Adjusted EBITDA (4)(5)	140,329	6,228	15,813	(3,188)	988	—	160,170
Capital expenditures	51,541	9,395	21,422	10,468	1,197	—	94,023

Reportable segment results for the three months ended September 30, 2011 were as follows:

Total revenues (2)	$342,237	$49,478	$76,808	$—	$22,696	$(3,472)	$487,747
Segment Adjusted EBITDA Expense (3)	210,024	36,796	50,911	204	19,812	(3,472)	314,275
Segment Adjusted EBITDA (4)(5)	127,230	12,456	23,665	(204)	2,879	—	166,026
Capital expenditures (7)	36,050	8,298	29,044	33,841	483	—	107,716

Reportable segment results as of and for the nine months ended September 30, 2012 were as follows:

Total revenues (2)	$1,082,057	$122,989	$247,104	$—	$46,674	$(13,933)	$1,484,891
Segment Adjusted EBITDA Expense (3)	652,231	96,920	202,449	(1,517)	42,562	(13,933)	978,712
Segment Adjusted EBITDA (4)(5)	419,955	25,618	37,326	(10,072)	4,661	—	477,488
Total assets (6)	1,030,860	81,867	521,156	198,631	34,580	(825)	1,866,269
Capital expenditures (7)	173,656	25,143	82,320	74,712	11,123	—	366,954

Reportable segment results as of and for the nine months ended September 30, 2011 were as follows:

Total revenues (2)	$983,038	$154,704	$200,004	$—	$43,340	$(12,135)	$1,368,951
Segment Adjusted EBITDA Expense (3)	583,291	109,848	143,804	204	38,149	(12,135)	863,161
Segment Adjusted EBITDA (4)(5)	382,164	43,590	49,602	(204)	5,186	—	480,338
Total assets (6)	787,790	89,516	400,372	69,337	333,027	(877)	1,679,165
Capital expenditures (7)	109,404	20,153	84,817	33,841	1,934	—	250,149

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Segment Adjusted EBITDA Expense	$342,814	$314,275	$978,712	$863,161

Outside coal purchases	(4,424)	(19,864)	(34,759)	(29,495)
Other income	254	360	2,853	1,340
Operating expenses (excluding depreciation, depletion and amortization)	$338,644	$294,771	$946,806	$835,006

(4)          Segment Adjusted EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and asset impairment charge.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Consolidated Segment Adjusted EBITDA	$160,170	$166,026	$477,488	$480,338
General and administrative	(13,598)	(13,276)	(43,939)	(38,698)
Depreciation, depletion and amortization	(59,781)	(40,275)	(154,923)	(117,237)
Asset impairment charge	(19,031)	—	(19,031)	—
Interest expense, net	(7,352)	(8,699)	(21,388)	(26,973)
Income tax benefit	102	317	726	221
Net income	$60,510	$104,093	$238,933	$297,651

(5)          Includes equity in income (loss) of affiliates for the three and nine months ended September 30, 2012 of $(3.0) million and $(11.6) million, respectively, included in the White Oak segment and $0.1 million and $0.5 million, respectively, included in the Other and Corporate segment.  Includes equity in income (loss) of affiliates for the three and nine months ended September 30, 2011 of $(0.2) million included in the White Oak Segment and three and nine months ended September 30, 2011 of $0.2 million and $0.7 million, respectively, included in the Other and Corporate segment.

(6)          Total assets for the White Oak and Other and Corporate Segments include investments in affiliate of $72.7 million and $1.6 million, respectively, at September 30, 2012 and $35.5 million and $1.6 million, respectively, at September 30, 2011.

(7)          Capital expenditures shown above for the nine months ended September 30, 2012 include development funding to White Oak of $34.6 million and for the three and nine months ended September 30, 2011 includes the reserves acquired from White Oak of $33.8 million (Note 8), which is described as “Payments to affiliate for acquisition and development of coal reserves” in our condensed consolidated statements of cash flow.  Capital expenditures shown above exclude the Green River acquisition on April 2, 2012 (Note 4).

14.                               SUBSEQUENT EVENTS

On October 26, 2012, we declared a quarterly distribution for the quarter ended September 30, 2012, of $1.085 per unit, on all common units outstanding, totaling approximately $67.4 million (which includes our managing general partner’s incentive distributions), payable on November 14, 2012 to all unitholders of record as of November 7, 2012.

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

•                  References to “AGP” mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P.

Summary

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S. We operate eleven underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, including the new Tunnel Ridge, LLC (“Tunnel Ridge”) longwall mine in West Virginia and the Onton No. 9 mining complex (“Onton mine”) in west Kentucky acquired on April 2, 2012.  We are constructing a new mine in southern Indiana and operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Also, we have an equity investment in White Oak Resources LLC (“White Oak”), and we purchase and fund the development of White Oak’s reserves and are constructing surface facilities at White Oak’s new mining complex in southern Illinois.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.

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

•                  Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, LLC’s mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex (“Pattiki”), Warrior Coal, LLC’s mining complex (“Warrior”), River View Coal, LLC’s mining complex (“River View”), Sebree Mining, LLC (“Sebree”), which includes the Onton mine and Sebree property, and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”), ARP Sebree, LLC and ARP Sebree South, LLC.  The development of the Gibson South mine is currently underway and we are in the process of permitting the Sebree property for future mine development.  For information regarding the acquisition of the Onton mine which was added to the Illinois Basin segment in April 2012, please read “Item 1. Financial Statements (Unaudited) — Note 4. Acquisition of Business” of this Quarterly Report on Form 10-Q.

•                  Central Appalachian reportable segment is comprised of two operating segments, the Pontiki Coal, LLC (“Pontiki”) and MC Mining, LLC (“MC Mining”) mining complexes.  Please read “Item 1. Financial Statements (Unaudited) — Note 5. Asset Impairment Charge” of this Quarterly Report on Form 10-Q and discussions below regarding an asset impairment charge of $19.0 million related to our Pontiki mining complex.

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

•                  White Oak reportable segment is comprised of two operating segments, Alliance WOR Properties, LLC (“WOR Properties”) and Alliance WOR Processing, LLC (“WOR Processing”).  WOR Processing includes both the surface operations at White Oak currently under construction and the equity investment in White Oak.  WOR Properties owns reserves acquired from White Oak and is committed to acquiring additional reserves from White Oak.  WOR Properties has also completed initial funding commitments to White Oak for development of these reserves.  The White Oak reportable segment also includes a loan to White Oak for current financial activities related to the acquisition of mining equipment (which was paid off and terminated in June 2012) and will include future financing activities for another loan to construct certain surface facilities. For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) — Note 8. White Oak Transactions” of this Quarterly Report on Form 10-Q.

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

Pontiki Mine

On October 2, 2012, we announced that our Pontiki mining complex in Martin County, Kentucky had been idled since August 29, 2012.  The Mine Safety and Health Administration (“MSHA”) ordered the closure of the coal preparation plant and associated surface facilities at the Pontiki mining complex following the failure on August 23, 2012 of a belt line between two clean coal stacking tubes.  MSHA required a comprehensive structural inspection of all the surface facilities by an independent bridge engineering firm (“Firm”) before the surface facilities could be reopened.  The Firm recently issued their reports and we have commenced work to complete the first phase of repairs necessary to allow the complex to resume operation by the end of the fourth quarter of 2012.  Although Pontiki will resume operations, there is still significant uncertainty regarding the long-term viability of the mine primarily due to risk associated with coal markets and the continued impact of regulatory matters on our costs.  As a result of the above events and our assessment of related risks, we concluded that indicators of impairment were present and the carrying value of the asset group representing the Pontiki mining complex (“Pontiki Assets”) was not fully recoverable as of September 30, 2012.  We estimated the fair value of the Pontiki Assets and determined it exceeded the carrying amount and accordingly, we recorded an asset impairment charge of $19.0 million for the three months ended September 30, 2012.  Please also read “Item 1. Financial Statements (Unaudited) — Note 5. Asset Impairment

Charge” of this Quarterly Report on Form 10-Q for additional information regarding this asset impairment.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

We reported net income of $60.5 million for the three months ended September 30, 2012 (“2012 Quarter”) compared to $104.1 million for the three months ended September 30, 2011 (“2011 Quarter”). This decrease of $43.6 million was principally due to the idling of our Pontiki mining complex and the related non-cash impairment charge of $19.0 million discussed above, reduced coal sales into the metallurgical export markets, higher operating expenses, increased depreciation, depletion and amortization and the pass through of losses as anticipated related to the White Oak development project.  These decreases to net income were offset partially by increased revenues driven by record tons sold and produced resulting primarily from the ramp-up of longwall production at our Tunnel Ridge mine and production from the recently acquired Onton mine.  Tons sold and produced increased to 8.9 and 9.0 million tons, respectively, for the 2012 Quarter compared to 8.3 and 7.6 million tons, respectively, for the 2011 Quarter.  Higher revenue resulting from increased tons sold were offset partially by a lower average coal sales price of $56.00 per ton sold for the 2012 Quarter compared to $56.89 in the 2011 Quarter.  The decreases in average coal sales price was due primarily to reduced coal sales into the metallurgical export markets.

Higher operating expenses resulted primarily from increased sales and production volumes discussed above, which particularly impacted materials and supplies expenses, labor-related expenses, maintenance costs and sales-related expenses. Higher operating expenses per ton resulted primarily from the impact of regulatory actions on production from our Central Appalachian mines and higher beginning coal inventory costs per ton partially offset by the benefit of increased production from our Tunnel Ridge mine discussed above.

	Three Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(per ton sold)
Tons sold	8,910	8,326	N/A	N/A
Tons produced	9,000	7,644	N/A	N/A
Coal sales	$499,003	$473,683	$56.00	$56.89
Operating expenses and outside coal purchases	$343,068	$314,635	$38.50	$37.79

Coal sales.  Coal sales for the 2012 Quarter increased 5.3% to $499.0 million from $473.7 million for the 2011 Quarter.  The increase of $25.3 million in coal sales reflected the benefit of record tons sold (contributing $33.2 million in additional coal sales) offset partially by lower average coal sales prices (reducing coal sales by $7.9 million).  Average coal sales prices in the 2012 Quarter decreased $0.89 per ton sold to $56.00 per ton in the 2012 Quarter compared to $56.89 per ton in the 2011 Quarter primarily as a result of reduced coal sales into the metallurgical export markets.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 9.0% to $343.1 million for the 2012 Quarter from $314.6 million for the 2011 Quarter primarily due to record coal sales and increased production volumes partially offset by lower outside coal purchases.  On a per ton basis, operating expenses and outside coal purchases increased 1.9% to $38.50 per ton sold.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                  The 2011 Quarter expenses benefited from $11.2 million capitalized development costs related to the Tunnel Ridge mine.  Capitalized development ceased in May 2012 with the start-up of longwall production;

•                  Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.24 per produced ton sold in the 2012 Quarter compared to the 2011 Quarter primarily resulting from a higher mix of sales from states with severance taxes offset partially by a lower total average sales price in the 2012 Quarter compared to the 2011 Quarter also discussed above; and

•                  Operating expenses per ton also increased in the 2012 Quarter due to a significantly higher average cost per ton associated with the 0.8 million tons of beginning coal inventory for the 2012 Quarter as compared to similar levels of beginning coal inventory for the 2011 Quarter with a lower average cost per ton.

Operating expenses and outside coal purchases per ton increases discussed above were offset by the following per ton decreases:

•                  Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 3.1% to $12.15 per ton in the 2012 Quarter from $12.54 per ton in the 2011 Quarter.  This decrease of $0.39 per ton was primarily attributable to lower labor cost per ton resulting from the ramp-up of production at our Tunnel Ridge mine and improved coal recoveries from our River View, Gibson and Warrior mines, partially offset by reduced production at our Central Appalachian mines due to regulatory actions and lower coal recoveries from our Dotiki and Hopkins mines.  See segment discussions below regarding further comments on production variances;

•                  Workers’ compensation expenses per ton produced decreased to $0.80 per ton in the 2012 Quarter from $1.09 per ton in the 2011 Quarter.  The decrease of $0.29 per ton produced resulted primarily from favorable reserve adjustments for claims incurred in prior years;

•                  Material and supplies expenses per ton produced decreased 4.5% to $11.78 per ton in the 2012 Quarter from $12.33 per ton in the 2011 Quarter.  The decrease of $0.55 per ton produced resulted primarily from production benefits and offsets discussed above under labor variance comments and a decrease in cost for certain products and services, primarily roof support (decrease of $0.45 per ton), certain safety-related materials and supplies (decrease of $0.25 per ton), and ventilation materials (decrease of $0.12 per ton) partially offset by an increase in contract labor used in the mining process (increase of $0.30 per ton);

•                  Maintenance expenses per ton produced decreased 5.5% to $3.95 per ton in the 2012 Quarter from $4.18 per ton in the 2011 Quarter.  The decrease of $0.23 per ton produced resulted primarily from the benefit of newer equipment and increased production at our new Tunnel Ridge mine and other production benefits and offsets discussed above under labor variance comments;

•                  Mine administration expenses decreased $1.0 million for the 2012 Quarter compared to the 2011 Quarter, primarily due to decreased costs associated with Matrix Design products and research; and

•                  Outside coal purchases decreased to $4.4 million for the 2012 Quarter from $19.9 million in the 2011 Quarter.  The decrease of $15.5 million was primarily attributable to decreased coal brokerage volumes, as well as reduced volumes of coal purchased for sale into the metallurgical export markets.  Coal purchase costs per ton are typically higher than our production costs per ton thus significantly lower volumes of coal purchases, like the 2012 Quarter compared to the 2011 Quarter, reduce our overall total expenses per ton.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $59.8 million for the 2012 Quarter from $40.3 million for the 2011 Quarter.  The increase of $19.5 million was attributable to the start-up of longwall production at the Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to infrastructure improvements at various other operations.

Asset impairment charge.  In the 2012 Quarter, we recorded an asset impairment charge of $19.0 million associated with the long-lived assets at our Pontiki mining complex.  Due to regulatory actions requiring certain surface facility repairs, the Pontiki mining complex was idled on August 29, 2012.  The asset impairment charge is primarily the result of the mine being idled, increased regulatory costs and uncertainty regarding the mine’s future operations and market opportunities as discussed in more detail above and in “Item 1. Financial Statements (Unaudited) — Note 5. Asset impairment charge.”

Interest expense.  Interest expense, net of capitalized interest, decreased to $7.4 million for the 2012 Quarter from $8.8 million for the 2011 Quarter.  The decrease of $1.4 million was principally attributable to increased capitalized interest, as well as reduced interest expense resulting from our August 2012 principal repayment of $18.0 million on our original senior notes issued in 1999.  Interest expense was also impacted by the early termination of our $300 million term loan, which was replaced with a $250.0 million term loan in May 2012.  These decreases were partially offset by increased interest expense on borrowings under our $700.0 million revolving credit facility during the 2012 Quarter.  The new term loan and revolving credit facility are discussed in more detail below under “—Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes our equity investments in MAC and White Oak.  For the 2012 Quarter, equity in loss of affiliates was $2.8 million, which was primarily attributable to losses of $3.0 million allocated to us due to our equity investment in White Oak.

Transportation revenues and expenses.  Transportation revenues and expenses were $5.6 million and $7.4 million for the 2012 and 2011 Quarters, respectively.  The decrease of $1.8 million was primarily attributable to a decrease in average transportation rates in the 2012 Quarter, as well as reduced tonnage for which we arrange transportation at certain mines.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Segment Adjusted EBITDA.  Our 2012 Quarter Segment Adjusted EBITDA decreased $5.8 million, or 3.5%, to $160.2 million from the 2011 Quarter Segment Adjusted EBITDA of $166.0 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended September 30,
	2012	2011	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$140,329	$127,230	$13,099	10.3%
Central Appalachia	6,228	12,456	(6,228)	(50.0)%
Northern Appalachia	15,813	23,665	(7,852)	(33.2)%
White Oak	(3,188)	(204)	(2,984)	(1)
Other and Corporate	988	2,879	(1,891)	(65.7)%
Elimination	—	—	—	—
Total Segment Adjusted EBITDA (2)	$160,170	$166,026	$(5,856)	(3.5)%

Tons sold
Illinois Basin	6,919	6,631	288	4.3%
Central Appalachia	523	616	(93)	(15.1)%
Northern Appalachia	1,468	820	648	79.0%
White Oak	—	—	—	—
Other and Corporate	—	259	(259)	(1)
Elimination	—	—	—	—
Total tons sold	8,910	8,326	584	7.0%

Coal sales
Illinois Basin	$361,206	$337,029	$24,177	7.2%
Central Appalachia	41,790	49,252	(7,462)	(15.2)%
Northern Appalachia	95,988	73,731	22,257	30.2%
White Oak	—	—	—	—
Other and Corporate	19	13,671	(13,652)	(99.9)%
Elimination	—	—	—	—
Total coal sales	$499,003	$473,683	$25,320	5.3%

Other sales and operating revenues
Illinois Basin	$853	$226	$627	(1)
Central Appalachia	—	—	—	—
Northern Appalachia	1,587	845	742	87.8%
White Oak	—	—	—	—
Other and Corporate	8,501	9,019	(518)	(5.7)%
Elimination	(4,128)	(3,472)	(656)	18.9%
Total other sales and operating revenues	$6,813	$6,618	$195	2.9%

Segment Adjusted EBITDA Expense
Illinois Basin	$221,731	$210,024	$11,707	5.6%
Central Appalachia	35,563	36,796	(1,233)	(3.4)%
Northern Appalachia	81,761	50,911	30,850	60.6%
White Oak	174	204	(30)	(14.7)%
Other and Corporate	7,713	19,812	(12,099)	(61.1)%
Elimination	(4,128)	(3,472)	(656)	18.9%
Total Segment Adjusted EBITDA Expense (3)	$342,814	$314,275	$28,539	9.1%

(1)         Percentage change was greater than or equal to 100%.

(2)         Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and asset impairment charge.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2012	2011

Segment Adjusted EBITDA	$160,170	$166,026

General and administrative	(13,598)	(13,276)
Depreciation, depletion and amortization	(59,781)	(40,275)
Asset impairment charge	(19,031)	—
Interest expense, net	(7,352)	(8,699)
Income tax benefit	102	317
Net income	$60,510	$104,093

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2012	2011

Segment Adjusted EBITDA Expense	$342,814	$314,275

Outside coal purchases	(4,424)	(19,864)
Other income	254	360
Operating expense (excluding depreciation, depletion and amortization)	$338,644	$294,771

Illinois Basin — Segment Adjusted EBITDA increased 10.3% to $140.3 million in the 2012 Quarter from $127.2 million in the 2011 Quarter.  This increase of $13.1 million was primarily attributable to higher tons sold which increased 4.3% to 6.9 million tons in the 2012 Quarter, as well as increased contract pricing reflecting a higher average sales price of $52.20 per ton sold for the 2012 Quarter compared to $50.83 per ton sold for the 2011 Quarter.  Coal sales increased 7.2% to $361.2 million in the 2012 Quarter compared to $337.0 million in the 2011 Quarter. The sales increase of $24.2 million primarily reflects the increased tons produced and sold from the expansion of production capacity at our Warrior mine in the fourth quarter of 2011, improved coal recoveries from our River View, Gibson and Warrior mines, the addition of the Onton mine and an increase in the average coal sales price discussed above, partially offset by difficult mining conditions affecting production at certain mine operations.  Total Segment Adjusted EBITDA Expense for the 2012 Quarter increased 5.6% to $221.7 million from $210.0 million in the 2011 Quarter and increased $0.37 per ton sold to $32.04 from $31.67 per ton sold, primarily as a result of certain cost variances described above in the discussion of consolidated operating expenses, as well as lower coal recoveries at our Hopkins mine due to adverse geological conditions and at our Dotiki mine related to the transition into a new coal seam and the addition of higher cost per ton production from the Onton mine acquired on April 2, 2012.  In mid-September 2012, the Dotiki mine completed the transfer of all mining units to the new seam.

Central Appalachia — Segment Adjusted EBITDA decreased 50.0% to $6.2 million for the 2012 Quarter compared to $12.5 million in the 2011 Quarter.  The decrease of $6.3 million was primarily attributable to lower tons sold, which decreased 15.1% to 0.5 million tons sold in the 2012 Quarter.  The decrease in tons sold was primarily due to regulatory actions which idled the Pontiki mining complex on August 29, 2012 for the remainder of the 2012 Quarter, and was partially offset by an increased mix of higher priced MC Mining shipments in the 2012 Quarter.  Total Segment Adjusted EBITDA Expense for the 2012 Quarter decreased 3.4% to $35.6 million from $36.8 million in the 2011 Quarter, primarily as a result of reduced operating cost reflecting the idling of the Pontiki mining complex.  Although Segment Adjusted EBITDA Expense decreased, Segment Adjusted EBITDA expense per ton increased 13.9% to $68.04 per ton in the 2012 Quarter from $59.76 per ton in the 2011 Quarter, primarily as a result of lower tons sold due to the idling of the Pontiki mining complex in August 2012 offset partially by improved coal recoveries from both Pontiki and MC Mining.  Regarding expense per ton variances, also see certain cost variances described above in the discussion of consolidated operating expenses.  For additional detail related to the Pontiki mining complex read “Item 1. Financial Statements (Unaudited) — Note 5. Asset impairment charge.”

Northern Appalachia — Segment Adjusted EBITDA decreased to $15.8 million for the 2012 Quarter as compared to $23.7 million in the 2011 Quarter. This decrease of $7.9 million was primarily attributable to lower coal sales into the metallurgical export markets, resulting in a lower average sales price of $65.43 per ton sold for the 2012 Quarter compared to $89.89 per ton sold for the 2011 Quarter.  Total Segment Adjusted EBITDA Expense for the 2012 Quarter increased 60.6% to $81.8 million from $50.9 million in the 2011 Quarter primarily as a result of the significantly increased production volumes at the Tunnel Ridge mine resulting from the start-up of the longwall equipment in the second quarter of

2012, offset partially by reduced tons purchased for sale into the export market. On a per ton basis, Segment Adjusted EBITDA Expense for the 2012 Quarter decreased $6.34 per ton sold to $55.73 per ton primarily as a result of the higher coal sales volumes at our Tunnel Ridge mine, changes in the sales mix at our Mettiki mine and certain cost variances described above in the discussion of consolidated operating expenses.

White Oak — Segment Adjusted EBITDA was $(3.2) million in the 2012 Quarter primarily attributable to losses allocated to us due to our equity interest in White Oak compared to $(0.2) million for the 2011 Quarter.  Our investment in White Oak began in late September 2011.

Other and Corporate — Segment Adjusted EBITDA decreased $1.9 million in the 2012 Quarter from the 2011 Quarter.  This decrease was primarily attributable to lower coal brokerage sales.  Segment Adjusted EBITDA Expense decreased 61.1% to $7.7 million for the 2012 Quarter compared to $19.8 million for the 2011 Quarter, primarily due to lower outside coal purchases.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

We reported net income of $238.9 million for the nine months ended September 30, 2012 (“2012 Period”) compared to $297.7 million for the nine months ended September 30, 2011 (“2011 Period”). This decrease of $58.8 million was principally due to reduced coal sales from our Mettiki mine in the metallurgical export markets, an impairment charge related to our Pontiki mining complex, higher operating expenses and depreciation, depletion and amortization and the pass through of losses as anticipated related to the White Oak development project.  These decreases to net income were offset partially by record revenues driven by higher tons sold primarily from the ramp-up of Tunnel Ridge longwall production and production from the recently acquired Onton mine and improved pricing from our Illinois Basin coal contracts.  Higher operating expenses resulted from increased sales and production volumes, which particularly impacted materials and supplies expenses, labor-related expenses, maintenance costs and sales-related expenses.  Also, higher operating expenses per ton reflect significantly lower coal recoveries from our Dotiki run-of-mine production as the mine continues its transition into a new coal seam and the impact of regulatory actions on production and margins at our Central Appalachian region mines and particularly our Pontiki mine.  Anticipated increases in depreciation, depletion and amortization were attributable to the start-up of longwall production at the Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to infrastructure improvements at various other operations.  Increased revenues reflect increases in production and sales volumes to 25.4 million record tons sold and record tons produced of 25.7 million in the 2012 Period compared to 23.8 million tons sold and 23.4 million tons produced in the 2011 Period.  A higher average coal sales price of $56.77 per ton sold for the 2012 Period, as compared to $55.73 per ton sold in the 2011 Period resulted from improved contract pricing for Illinois Basin sales offset partially by lower Mettiki mine coal sales into the metallurgical export markets.  The increase in produced tons primarily reflects increased production at our Tunnel Ridge mine, which initiated longwall production in May 2012, expansion of production at our River View and Warrior mines and the acquisition of the Onton mine on April 2, 2012.

	Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(per ton sold)
Tons sold	25,383	23,754	N/A	N/A
Tons produced	25,697	23,398	N/A	N/A
Coal sales	$1,441,107	$1,323,851	$56.77	$55.73
Operating expenses and outside coal purchases	$981,565	$864,501	$38.67	$36.39

Coal sales.  Coal sales for the 2012 Period increased 8.9% to $1.4 billion from $1.3 billion for the 2011 Period.  The increase of $117.3 million in coal sales reflected the benefit of increased tons sold (contributing $90.8 million in additional coal sales) and higher average coal sales prices (contributing $26.5 million in additional coal sales).  Average coal sales prices increased $1.04 per ton sold to $56.77 per ton in the 2012 Period as compared to $55.73 per ton sold in the 2011 Period, primarily as a result of improved contract pricing in the Illinois Basin region, as well as increased pricing of brokerage coal sales offset partially by reduced Mettiki coal sales into the metallurgical export markets.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 13.5% to $981.6 million for the 2012 Period from $864.5 million for the 2011 Period primarily due to increased coal sales and production volumes and outside coal purchases.  On a per ton basis, operating expenses and outside coal purchases increased 6.3% to $38.67 per ton sold.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                  Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 7.3% to $12.56 per ton in the 2012 Period from $11.71 per ton in the 2011 Period.  This increase of $0.85 per ton represents pay rate increases and higher benefit expenses, particularly increased health care cost and retirement expenses, the impact of increased headcount at Tunnel Ridge as we continued to hire and train additional employees prior to the May start-up of the longwall and the production impacts as discussed above of both Dotiki’s significantly lower coal recoveries and regulatory actions at our Central Appalachian mines, offset partially by higher production at our River View and Warrior mines and at our Tunnel Ridge mine subsequent to the start-up of longwall production;

•                  Workers’ compensation expenses per ton produced decreased to $1.00 per ton in the 2012 Period from $1.07 per ton in the 2011 Period.  The decrease of $0.07 per ton produced resulted primarily from favorable reserve adjustments for claims incurred in prior years;

•                  Material and supplies expenses per ton produced increased 3.3% to $12.32 per ton in the 2012 Period from $11.93 per ton in the 2011 Period.  The increase of $0.39 per ton produced resulted from production reductions and offsets discussed above under labor variance comments, an increase in cost for certain products and services, primarily outside services and contract labor used in the mining process (increase of $0.48 per ton), partially offset by preparation plant supplies used in the mining process (decrease of $0.09 per ton) and certain safety-related materials and supplies (decrease of $0.09 per ton);

•                  Maintenance expenses per ton produced increased 3.4% to $4.23 per ton in the 2012 Period from $4.09 per ton in the 2011 Period.  The increase of $0.14 per ton produced was primarily due to higher mine maintenance costs in the Illinois Basin region, increased longwall maintenance costs at both Northern Appalachian mines and higher costs in other various categories in addition to production reductions and offsets discussed above under labor variance comments;

•                  Contract mining expenses decreased $2.9 million for the 2012 Period compared to the 2011 Period.  The decrease primarily reflects the permanent closure of one third-party mining operation at our Mettiki mine complex in the Northern Appalachian region in July 2011;

•                  Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.28 per produced ton sold in the 2012 Period compared to the 2011 Period, primarily resulting from a higher mix of sales from states with severance taxes discussed above offset partially by a lower total average sales price in the 2012 Period also discussed above; and

•                  Outside coal purchases increased to $34.8 million for the 2012 Period compared to $29.5 million in the 2011 Period.  The increase of $5.3 million was primarily attributable to higher cost per ton of coal purchased.

General and administrative.  General and administrative expenses for the 2012 Period increased to $43.9 million compared to $38.7 million in the 2011 Period.  The increase of $5.2 million was primarily due to increases in salary expenses and other professional services.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $26.1 million for the 2012 Period from $19.6 million for the 2011 Period.  The increase of $6.5 million was primarily attributable to amounts received from a customer for the partial buy-out of a certain Northern Appalachian coal contract.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $154.9 million for the 2012 Period from $117.2 million for the 2011 Period.  The increase of $37.7 million was primarily attributable to the start-up of longwall production at the Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to infrastructure improvements at various other operations.

Asset impairment charge.  In the 2012 Period, we recorded an asset impairment charge of $19.0 million associated with the long-lived assets at our Pontiki mining complex.  Due to regulatory actions requiring certain surface facility repairs, the Pontiki mining complex was idled on August 29, 2012.  The asset impairment charge is primarily the result of the mine being idled, increased regulatory costs and uncertainty regarding the mine’s future operations and market opportunities as discussed in more detail above and in “Item 1. Financial Statements (Unaudited) — Note 5. Asset impairment charge.”

Interest expense.  Interest expense, net of capitalized interest, decreased to $21.6 million for the 2012 Period from $27.2 million for the 2011 Period.  The decrease of $5.6 million was principally attributable to increased capitalized interest, as well as reduced interest expense resulting from our August 2012 and 2011 principal repayment of $18.0 million on our original senior notes issued in 1999.  Interest expense was also impacted by the early termination of our $300 million term loan, which was replaced with a $250.0 million term loan in the 2012 Period.  These decreases were partially offset by increased interest expense on borrowings under our $700.0 million revolving credit facility during the 2012 Period, as well as $1.1 million of deferred debt issuance costs related to the early termination of the $300 million term loan.  The new term loan and revolving credit facility are discussed in more detail below under “—Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes our equity investments in MAC and White Oak.  For the 2012 Period, equity in loss of affiliates was $11.0 million, which was primarily attributable to losses of $11.6 million allocated to us due to our equity investment in White Oak.

Transportation revenues and expenses.  Transportation revenues and expenses were $17.7 million and $25.5 million for the 2012 and 2011 Periods, respectively.  The decrease of $7.8 million was primarily attributable to reduced tonnage for which we arranged transportation at certain mines, as well as a decrease in average transportation rates in the 2012 Period.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Other income.  Other income increased to $2.9 million in the 2012 Period from $1.3 million in the 2011 Period.  The increase of $1.6 million was primarily due to the cancellation fee paid to the Intermediate Partnership by White Oak related to the termination of the equipment financing agreement.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) — Note 8. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Income tax benefit.  The income tax benefit for the 2012 Period was $0.7 million compared to $0.2 million for the 2011 Period.  Income taxes are primarily due to the operations of Matrix Design.  The income tax benefit for the 2012 Period was due to a net operating loss carryforward related to Matrix Design from prior years, as well as a research and development tax credit earned by Matrix Design.

Segment Adjusted EBITDA.  Our 2012 Period Segment Adjusted EBITDA decreased $2.9 million, or 0.6%, to $477.5 million from the 2011 Period Segment Adjusted EBITDA of $480.3 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Nine Months Ended September 30,
	2012	2011	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$419,955	$382,164	$37,791	9.9%
Central Appalachia	25,618	43,590	(17,972)	(41.2)%
Northern Appalachia	37,326	49,602	(12,276)	(24.7)%
White Oak	(10,072)	(204)	(9,868)	(1)
Other and Corporate	4,661	5,186	(525)	(10.1)%
Elimination	—	—	—	—
Total Segment Adjusted EBITDA (2)	$477,488	$480,338	$(2,850)	(0.6)%

Tons sold
Illinois Basin	20,409	19,133	1,276	6.7%
Central Appalachia	1,525	1,918	(393)	(20.5)%
Northern Appalachia	3,239	2,420	819	33.8%
White Oak	—	—	—	—
Other and Corporate	210	283	(73)	(25.8)%
Elimination	—	—	—	—
Total tons sold	25,383	23,754	1,629	6.9%

Coal sales
Illinois Basin	$1,070,481	$964,079	$106,402	11.0%
Central Appalachia	122,522	153,315	(30,793)	(20.1)%
Northern Appalachia	230,677	190,803	39,874	20.9%
White Oak	—	—	—	—
Other and Corporate	17,427	15,654	1,773	11.3%
Elimination	—	—	—	—
Total coal sales	$1,441,107	$1,323,851	$117,256	8.9%

Other sales and operating revenues
Illinois Basin	$1,704	$1,376	$328	23.8%
Central Appalachia	16	123	(107)	(87.0)%
Northern Appalachia	9,098	2,604	6,494	(1)
White Oak	—	—	—	—
Other and Corporate	29,248	27,680	1,568	5.7%
Elimination	(13,933)	(12,135)	(1,798)	14.8%
Total other sales and operating revenues	$26,133	$19,648	$6,485	33.0%

Segment Adjusted EBITDA Expense
Illinois Basin	$652,231	$583,291	$68,940	11.8%
Central Appalachia	96,920	109,848	(12,928)	(11.8)%
Northern Appalachia	202,449	143,804	58,645	40.8%
White Oak	(1,517)	204	(1,721)	(1)
Other and Corporate	42,562	38,149	4,413	11.6%
Elimination	(13,933)	(12,135)	(1,798)	14.8%
Total Segment Adjusted EBITDA Expense (3)	$978,712	$863,161	$115,551	13.4%

(1)	Percentage change was greater than or equal to 100%.

(2)

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and asset impairment charge. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Nine Months Ended
	September 30,
	2012	2011

Segment Adjusted EBITDA	$477,488	$480,338

General and administrative	(43,939)	(38,698)
Depreciation, depletion and amortization	(154,923)	(117,237)
Asset impairment charge	(19,031)	—
Interest expense, net	(21,388)	(26,973)
Income tax benefit	726	221
Net income	$238,933	$297,651

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Nine Months Ended
	September 30,
	2012	2011

Segment Adjusted EBITDA Expense	$978,712	$863,161

Outside coal purchases	(34,759)	(29,495)
Other income	2,853	1,340
Operating expense (excluding depreciation, depletion and amortization)	$946,806	$835,006

Illinois Basin — Segment Adjusted EBITDA increased 9.9% to $420.0 million for the 2012 Period from $382.1 million for the 2011 Period.  This increase of $37.9 million was primarily attributable to increased tons sold, which increased 6.7% to 20.4 million tons in the 2012 Period, as well as improved contract pricing resulting in a higher average coal sales price of $52.45 per ton sold during the 2012 Period compared to $50.39 per ton sold for the 2011 Period.  Coal sales increased 11.0% to $1.1 billion in the 2012 Period compared to $964.1 million in the 2011 Period.  The increase of $106.4 million primarily reflects the increase in average coal sales price discussed above and increased tons produced and sold from expansion of production at our River View and Warrior mines and the addition of the Onton mine, partially offset by difficult mining conditions affecting production at certain mine operations.  Total Segment Adjusted EBITDA Expense for the 2012 Period increased 11.8% to $652.2 million from $583.3 million in the 2011 Period and increased $1.47 per ton sold to $31.96 from $30.49 per ton sold, primarily as a result of certain cost variances described above in the discussion of consolidated operating expenses, as well as lower coal recoveries at the Dotiki mine as it transitions into a new coal seam and the Hopkins mine due to adverse geological conditions, as well as the addition of higher cost production from the Onton mine acquired on April 2, 2012.  In mid-September 2012, the Dotiki mine completed the transfer of all mining units to the new seam.

Central Appalachia — Segment Adjusted EBITDA decreased 41.2% to $25.6 million for the 2012 Period compared to $43.6 million for the 2011 Period.  The decrease of $18.0 million was primarily attributable to lower tons sold, which decreased 20.5% to 1.5 million tons sold in the 2012 Period.  The decrease in tons sold was primarily due to regulatory actions which idled the Pontiki mining complex on August 29, 2012 for the remainder of the 2012 Quarter in addition to an MSHA required mining unit reduction at both Central Appalachian mines in recent quarters.  This decrease was partially offset by an increased mix of higher priced MC Mining shipments in the 2012 Period resulting in a slightly higher average coal sales price of $80.38 per ton sold during the 2012 Period compared to $79.93 per ton sold for the 2011 Period.  Total Segment Adjusted EBITDA Expense for the 2012 Period decreased 11.8% to $96.9 million from $109.8 million in the 2011 Period, primarily as a result of reduced operating cost due to idling of the Pontiki mining complex.  Although Segment Adjusted EBITDA Expense decreased in the 2012 Period, Segment Adjusted EBITDA Expense per ton increased 11.1% to $63.59 per ton in the 2012 Period from $57.26 per ton in the 2011 Period primarily as a result of lower coal sales volumes and production issues discussed above, as well as other cost increases described above in the discussion of consolidated operating expenses.  For additional detail related to the Pontiki mining complex read “Item 1. Financial Statements (Unaudited) — Note 5. Asset impairment charge.”

Northern Appalachia — Segment Adjusted EBITDA decreased 24.7% to $37.3 million for the 2012 Period, compared to $49.6 million for the 2011 Period.  The decrease of $12.3 million was primarily attributable to decreased coal sales in the metallurgical export markets resulting in a lower average sales price of $71.23 per ton sold for the 2012 Period compared to $78.86 per ton sold for the 2011 Period.  This decrease in coal sales price per ton was partially offset by increased tons sold, which increased 33.8% to 3.2 million tons in the 2012 Period due to the ramp-up of longwall production at the Tunnel Ridge mine which began in May 2012.  Total Segment Adjusted EBITDA Expense for the 2012 Period

increased 40.8% to $202.4 million from $143.8 million in the 2011 Period, primarily as a result of the ramp-up of longwall production at our Tunnel Ridge mine.  Total Segment Adjusted EBITDA Expense per ton for the 2012 Period increased $3.08 on a per ton sold basis to $62.51 from $59.43 due partially to higher cost per ton of purchased coal for sale in the metallurgical export markets, as well as the other cost increases described above in the discussion of consolidated operating expenses.

White Oak — Segment Adjusted EBITDA was $(10.1) million in the 2012 Period primarily attributable to losses allocated to us due to our equity interest in White Oak compared to $(0.2) million for the 2011 Quarter.  Our investment in White Oak began in late September 2011.

Other and Corporate — Other sales and operating revenues increased $1.6 million in the 2012 Period compared to the 2011 Period.  This increase was primarily attributable to higher coal brokerage sales and higher Matrix Group Safety equipment sales.  Segment Adjusted EBITDA Expense increased 11.6% to $42.6 million for the 2012 Period compared to $38.1 million for the 2011 Period, primarily due to increased outside coal purchases, as well as increased component expenses associated with safety equipment sales by the Matrix Group.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under credit facilities.  We believe that existing cash balances, future cash flows from operations, borrowing under credit facilities and cash provided from the issuance of debt or equity will be sufficient for our working capital requirements, capital expenditures and additional equity investments, debt payments, commitments and distribution payments.  Our ability to satisfy our obligations, commitments and planned expenditures will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond our control.  Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011.

Cash Flows

Cash provided by operating activities was $431.6 million for the 2012 Period compared to $432.3 million for the 2011 Period.  Cash provided by operating activities was primarily impacted by lower net income, an increase in coal inventory and certain prepaid expenses and a decrease in the change in accounts receivable in the 2012 Period compared to the 2011 Period.

Net cash used in investing activities was $511.4 million for the 2012 Period compared to $284.1 million for the 2011 Period.  The increase in cash used in investing activities was primarily attributable to the purchase of the Onton mine, higher mine infrastructure and equipment capital expenditures at the Dotiki, River View and MC Mining mines, increased capital expenditures related to infrastructure improvements at various other mines and our funding of the White Oak project during the 2012 Period.  For information regarding the acquisition of the Onton mine and White Oak, please read “Item 1. Financial Statements (Unaudited) — Note 4. Acquisition of Business” and “Item 1. Financial Statements (Unaudited) — Note 8. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Net cash used in financing activities was $191.7 million for the 2012 Period compared to $180.7 million for the 2011 Period.  The increase in cash used in financing activities was primarily attributable to the repayment of the $300 million term loan and $18.0 million in senior notes and increased distributions paid to partners in the 2012 Period, partially offset by the proceeds from the $250 million term loan completed on May 23, 2012 and net borrowings under our revolving credit facility during the 2012 Period, which is discussed in more detail below under “—Debt Obligations.”

Capital Expenditures

Capital expenditures increased to $332.4 million in the 2012 Period from $216.3 million in the 2011 Period.  See “—Cash Flows” above for additional information regarding capital expenditures.

Our anticipated total capital expenditures for the year ending December 31, 2012 are estimated in a range of $565.0 to $610.0 million, which includes the acquisition of the Onton mine in April 2012 and approximately $85.0 to $95.0 million related to White Oak for the acquisition of coal reserves and construction of surface facilities.  Management anticipates funding remaining 2012 capital requirements with cash and cash equivalents ($2.1 million as of September 30, 2012), cash flows provided by operations, borrowings available under the revolving credit facility and, as necessary, accessing the debt or equity capital markets.  We will continue to have significant capital requirements over the long-term, which may require us to obtain additional debt or equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility.  On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “Revolving Credit Facility”) of $700 million and a term loan (the “Term Loan”) in the aggregate principal amount of $250 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the “Credit Facility”).  The Credit Facility replaces the $142.5 million revolving credit facility that would have matured September 25, 2012.  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (as defined in the Credit Agreement).  We have elected the Eurodollar Rate which, with applicable margin, was 1.89% on borrowings outstanding as of September 30, 2012.  The Credit Facility matures May 23, 2017, at which time all amounts outstanding under the Revolving Credit Facility and the Term Loan are required to be repaid.  Interest is payable quarterly, with principal of the Term Loan due as follows:  commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding, 20% of the aggregate amount of the Term Loan advances outstanding per quarter beginning June 30, 2016 through December 31, 2016 with the remaining balance of the Term Loan advances being due May 23, 2017.  We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change of control” (as defined in the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement will become due and payable.

Also on May 23, 2012, our Intermediate Partnership terminated early its $300 million term loan agreement dated December 29, 2010.  As of May 23, 2012, the aggregate unpaid principal amount of $300 million and all unpaid interest was repaid using the proceeds of the Term Loan and borrowings under the Revolving Credit Facility.  Our Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan.

At September 30, 2012, we had borrowings of $75.0 million and $29.9 million of letters of credit outstanding with $595.1 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

We incurred debt issuance costs of approximately $4.3 million in 2012 associated with the Credit Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Credit Agreement.  We expensed $1.1 million of previously deferred debt issuance cost associated with the terminated $300 million term loan.

Senior Notes.  Our Intermediate Partnership has $36.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in two remaining equal annual installments of $18.0 million with interest payable semi-annually (“Senior Notes”).

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

The Senior Notes, 2008 Senior Notes and the Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.24 to 1.0 and 16.0 to 1.0, respectively, for the trailing twelve months ended September 30, 2012.  We were in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2012.

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  At September 30, 2012, we had $30.7 million in letters of credit outstanding under agreements with these two banks.

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

Please read our Annual Report on Form 10-K for the year ended December 31, 2011, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related-Party Transactions” for additional information concerning related-party transactions.

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

Proposed Regulation

On August 8, 2011, the U.S. Environmental Protection Agency (“EPA”) published the Cross-State Air Pollution Rule (“CSAPR”) intended to replace the Clean Air Interstate Rule (“CAIR”). CSAPR was expected to take effect on January 1, 2012 and was intended to reduce pollutants from upwind states by requiring 28 states to reduce power plant emissions of sulfur dioxide and nitrogen oxide.  On August 21, 2012, the U.S. Court of Appeals vacated CSAPR finding the EPA exceeded its authority in two respects and remanding the rule back to the EPA.  The decision leaves CAIR in effect until the EPA revises CSAPR, but does not mandate any timeframe for the EPA to propose another rule. On October 5, 2012, the EPA filed a petition for an en banc rehearing of the August 21, 2012 ruling, and a court decision on that petition is pending.

On February 16, 2012, the EPA issued a final rule for Mercury and Air Toxics Standards (“MATS”).  MATS imposes maximum achievable control technology emission limits on hazardous air emissions from new and existing coal- and oil-fired electric generating plants, as well as revised new source performance standards for nitrogen oxides, sulfur dioxides and particulate matter from such plants. Under the rule as finalized, some older coal fired power plants may be retired or have operation time reduced rather than install additional expensive emission controls which could reduce the amount of coal consumed. On June 28, 2012, industry groups, companies and 24 states asserted that EPA erred in its rulemaking and legally challenged the MATS rule.  On July 20, 2012, the EPA announced that it is reconsidering MATS to review issues that are largely technical in nature and expects to complete its reconsideration by March of 2013.  On September 12, 2012, the U.S. Court of Appeals for the D.C. Circuit granted the EPA’s motion to stay the lawsuits challenging the new source MATS while EPA reconsiders the rule.  Unless substantial changes are made to the rule during EPA’s reconsideration, it is likely that the lawsuits challenging MATS will move forward.

In addition, on April 13, 2012, the EPA published for comment proposed new source performance standards for emissions of carbon dioxide for new and modified fossil fuel-fired electric utility generating units (“NSPS”). The standards, if promulgated along the lines proposed, would pose significant challenges for the construction of new coal-fired electric utility generating units in the U.S. unless they include carbon capture and sequestration technology.  Legal challenges to the proposed NSPS have been filed and more legal challenges are expected if the EPA issues a final rule that is substantially similar to the proposal.

Insurance

During October 2012, we completed our annual property and casualty insurance renewal with various insurance coverages effective October 1, 2012.  The aggregate maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90-day waiting period for underground business interruption and a $10.0 million overall aggregate deductible.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

Interest Rate Risk

Borrowings under the Credit Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $75.0 million in borrowings under the Revolving Credit Facility and $250.0 million outstanding under the Term Loan Agreement at September 30, 2012.  A one percentage point increase in the interest rates related to the Revolving Credit Facility and Term Loan Agreement would result in an annualized increase in 2012 interest expense of $3.3 million, based on borrowing levels at September 30, 2012.  With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $14.0 million in the estimated fair value of these borrowings.

As of September 30, 2012, the estimated fair value of the ARLP Debt Arrangements was approximately $755.8 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2012.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.                CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2012.

During the quarterly period ended September 30, 2012, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 8, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

☒

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 8, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

☒

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 8, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☒

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 8, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☒

95.1	Federal Mine Safety and Health Act Information					☒

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2012 filed in XBRL).					☒

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 8, 2012.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer