Form 10-K
period 2012-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2013-03-01
CIK 1086600

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO.: 0-26823

ALLIANCE RESOURCE PARTNERS, L.P.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	73-1564280 (IRS EMPLOYER IDENTIFICATION NO.)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1,159,989,064 as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on the NASDAQ Stock Market, LLC on such date.

         As of March 1, 2013, 36,963,054 common units were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD-LOOKING STATEMENTS

        Certain statements and information in this Annual Report on Form 10-K may constitute "forward-looking statements." These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "forecast," "may," "project," "will," and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

  •
  changes in competition in coal markets and our ability to respond to such changes;
  •
  changes in coal prices, which could affect our operating results and cash flows;
  •
  risks associated with the expansion of our operations and properties;
  •
  legislation, regulations, and court decisions and interpretations thereof, including those relating to the environment, mining, miner health and safety and health care;
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
  •
  fluctuations in coal demand, prices and availability;
  •
  our productivity levels and margins earned on our coal sales;
  •
  unexpected changes in raw material costs;
  •
  unexpected changes in the availability of skilled labor;
  •
  our ability to maintain satisfactory relations with our employees;
  •
  any unanticipated increases in labor costs, adverse changes in work rules, or unexpected cash payments or projections associated with post-mine reclamation and workers' compensation claims;
  •
  any unanticipated increases in transportation costs and risk of transportation delays or interruptions;
  •
  unexpected operational interruptions due to geologic, permitting, labor, weather-related or other factors;
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
  •
  coal market's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy and renewable fuels;
  •
  uncertainties in estimating and replacing our coal reserves;
  •
  a loss or reduction of benefits from certain tax deductions and credits;
  •
  difficulty obtaining commercial property insurance, and risks associated with our participation (excluding any applicable deductible) in the commercial insurance property program;

ii

  •
  difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
  •
  other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

        If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement. When considering forward-looking statements, you should also keep in mind the risk factors described in "Item 1A. Risk Factors" below. The risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

        You should consider the information above when reading any forward-looking statements contained in this Annual Report on Form 10-K; other reports filed by us with the U.S. Securities and Exchange Commission ("SEC"); our press releases; our website http://www.arlp.com; and written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

iii

Significant Relationships Referenced in this Annual Report

  •
  References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
  •
  References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
  •
  References to "MGP" mean Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., also referred to as our managing general partner.
  •
  References to "SGP" mean Alliance Resource GP, LLC, the special general partner of Alliance Resource Partners, L.P., also referred to as our special general partner.
  •
  References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P., also referred to as our intermediate partnership.
  •
  References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the operations of Alliance Resource Operating Partners, L.P., also referred to as our operating subsidiary.
  •
  References to "AHGP" mean Alliance Holdings GP, L.P., individually as the parent company, and not on a consolidated basis.
  •
  References to "AGP" mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P.

PART I

ITEM 1.            BUSINESS

General

        We are a diversified producer and marketer of coal primarily to major United States ("U.S.") utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the third-largest coal producer in the eastern U.S. At December 31, 2012, we had approximately 919.5 million tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. Approximately 204.9 million tons of those reserves are leased to White Oak Resources LLC ("White Oak"). For more information on White Oak, please read "Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions." In 2012, we sold a record 35.2 million tons of coal and produced a record 34.8 million tons of coal, of which 3.8% was low-sulfur coal, 18.8% was medium-sulfur coal and 77.4% was high-sulfur coal. In 2012, we sold 93.1% of our total tons to electric utilities, of which 98.7% was sold to utility plants with installed pollution control devices. These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide. We classify low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content of 1% to 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

        We operate eleven underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia. We also are constructing a new mine in southern Indiana, operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana and are purchasing and funding development of coal reserves, constructing surface facilities and making equity investments in White Oak's new mining complex in southern Illinois. Our mining activities are conducted in three geographic regions commonly referred to in the coal industry as the Illinois Basin, Central Appalachian and Northern Appalachian regions. We have grown historically, and expect to grow in the future, primarily through expansion of our operations by adding and developing mines and coal reserves in these regions.

        ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP." ARLP was formed in May 1999 to acquire, upon completion of ARLP's initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), consisting of substantially all of ARH's operating subsidiaries, but excluding ARH. ARH is owned by Joseph W. Craft III, the President and Chief Executive

Officer and a Director of our managing general partner, and Kathleen S. Craft. SGP, a Delaware limited liability company, is owned by ARH and holds a 0.01% general partner interest in each of ARLP and the Intermediate Partnership.

        We are managed by our managing general partner, MGP, a Delaware limited liability company, which holds a 0.99% and 1.0001% managing general partner interest in ARLP and the Intermediate Partnership, respectively. AHGP is a Delaware limited partnership that owns and is the controlling member of MGP. AHGP completed its initial public offering ("AHGP IPO") on May 15, 2006 and is listed on the NASDAQ Global Select Market under the ticker symbol "AHGP." AHGP owns, directly and indirectly, 100% of the members' interest of MGP, a 0.001% managing interest in Alliance Coal, the incentive distribution rights ("IDR") in ARLP and 15,544,169 common units of ARLP. The following diagram depicts our organization and ownership as of December 31, 2012:

Alliance Resource GP, LLC
(ARLP's Special General Partner or "SGP")
20,641,168 AHGP Units (1)
Management Group
23,346,371 AHGP Units (1)
Alliance GP, LLC
(AHGP's General Partner or "AGP")
34.48% Limited Partner Interest
39.00% Limited Partner Interest
Non-Economic Interest
Alliance Holdings GP, L.P.
(NASDAQ: AHGP)
(59,863,000 Common Units)
15,544,169 ARLP Units
Public Unitholders
15,875,461 AHGP Units
26.52% Limited Partner Interest
100% Interest
ARM GP Holdings, Inc.
99.999% Interest
0.001% Interest
Alliance Resource Management GP, LLC
(ARLP's Managing General Partner or "MGP")
ARLP Incentive Distribution Rights
Public Unitholders
21,330,780 ARLP Units
57.85% Limited Partner Interest
42.15% Limited Partner Interest
0.01% General Partner Interest
Alliance Resource Partners, L.P.
(NASDAQ: ARLP)
36,874,949 Common Units
0.99% General Partner Interest
98.9899% Limited Partnership Interest
0.01% General Partner Interest
Alliance Resource Operating Partners, L.P.
(the Intermediate Partnership)
1.0001% General Partner Interest
Alliance Resource Properties, LLC
(Land holding company)
100% Interest
99.999% Non-managing Interest
Alliance Coal, LLC
(the Holding Company for Operations)
0.001% Managing Interest

(1)
The units held by SGP and most of the units held by the Management Group (some of whom are current or former members of management) are subject to a transfer restrictions agreement that, subject to a number of exceptions (including certain transfers by Mr. Craft in which the other parties to the agreement are entitled or required to participate), prohibits the transfer of such units unless approved by a majority of the disinterested members of the board of directors of AGP pursuant to certain procedures set forth in the agreement or as otherwise provided in the agreement. Certain provisions of the transfer restrictions agreement may cause the parties to it to comprise a group under Rule 13d-5(b) of the Securities Exchange Act of 1934 (the "Exchange Act").

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

        We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Mining Operations

        We produce a diverse range of steam coals with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications required by our customers. The following chart summarizes our coal production by region for the last five years.

	Year Ended December 31,
Regions	2012	2011	2010	2009	2008
	(tons in millions)
Illinois Basin	28.4	25.5	23.7	20.7	20.3
Central Appalachian	1.9	2.5	2.3	2.6	3.2
Northern Appalachian	4.5	2.8	2.9	2.5	2.9

Total	34.8	30.8	28.9	25.8	26.4

        The following map shows the location of our mining complexes and projects:

  Illinois Basin Operations

        Our Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. As of February 1, 2013, we had 3,002 employees, and we operate seven mining complexes in the Illinois Basin.

        Dotiki Complex.    Our subsidiary, Webster County Coal, LLC ("Webster County Coal"), operates Dotiki, which is an underground mining complex located near the city of Providence in Webster County, Kentucky. The complex was opened in 1966, and we purchased the mine in 1971. The Dotiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. In connection with transitioning its mining operations from the No. 9 and the No. 11 seams, where it has historically operated, to the No. 13 seam, Dotiki constructed a new preparation plant that became operational in early 2012 and has throughput capacity of 1,800 tons of raw coal per hour. Coal from the Dotiki complex is shipped via the CSX Transportation, Inc. ("CSX") and Paducah & Louisville Railway, Inc. ("PAL") railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") transloading facility, for barge deliveries.

        Warrior Complex.    Our subsidiary, Warrior Coal, LLC ("Warrior"), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky. The Warrior complex was opened in 1985, and we acquired it in February 2003. Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Warrior completed construction of a new preparation plant in the first quarter of 2009, which has throughput capacity of 1,200 tons of raw coal per hour. Warrior's production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries. In 2011, Warrior acquired the Richland No. 9 Mine ("Richland") located near the Warrior complex. Production from Richland, which began in January 2012, is processed through Warrior's preparation plant, and is expected to be exhausted in 2014.

        Pattiki Complex.    Our subsidiary, White County Coal, LLC ("White County Coal"), operates Pattiki, an underground mining complex located near the city of Carmi in White County, Illinois. We began construction of the complex in 1980 and have operated it since its inception. The Pattiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. The preparation plant has throughput capacity of 1,000 tons of raw coal per hour. Coal from the Pattiki complex is shipped via the Evansville Western Railway, Inc. ("EVW") railroad directly, or via connection with the CSX railroad, to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.

        Hopkins Complex.    The Hopkins complex, which we acquired in January 1998, is located near the city of Madisonville in Hopkins County, Kentucky. Our subsidiary, Hopkins County Coal, LLC ("Hopkins County Coal") operates the Elk Creek underground mine using continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. Coal produced from the Elk Creek mine is processed and shipped through Hopkins County Coal's preparation plant, which has throughput capacity of 1,200 tons of raw coal per hour. Elk Creek's production can be shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.

        Gibson Complex.    Our subsidiary, Gibson County Coal, LLC ("Gibson County Coal"), operates the Gibson North mine, an underground mine located near the city of Princeton in Gibson County, Indiana. The Gibson North mine began production in November 2000 and utilizes continuous mining units employing room-and-pillar mining techniques to produce medium-sulfur coal. The Gibson North mine's preparation plant, which is leased from an affiliate, has throughput capacity of 700 tons of raw coal per hour. Production from the Gibson North mine is either shipped by truck on U.S. and state highways or transported by rail on the CSX and Norfolk Southern Railway Company ("NS") railroads directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.

        Gibson County Coal is constructing the Gibson South mine, also located near the city of Princeton in Gibson County, Indiana. The Gibson South mine will be an underground mine and will utilize continuous mining units employing room-and-pillar mining techniques to produce medium-sulfur coal. The Gibson South mine's preparation plant will have throughput capacity of 1,800 tons of raw coal per hour. Production from Gibson South mine will be shipped by truck on U.S. and state highways or transported by rail from the Gibson North rail loadout facility directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge delivery. Construction of the mine began in 2011, and we expect production to begin in the fourth quarter of 2014 and annual production to reach approximately 3.0 to 3.5 million tons in 2015 and approximately 5.2 million tons beginning in 2016. Capital expenditures required to develop the Gibson South mine are estimated to be in the range of approximately $200.0 million to $210.0 million, of which approximately $47.5 million has been incurred as of December 31, 2012. These amounts exclude capitalized interest and capitalized mine development costs associated with incidental production. (For more information about mine development costs, please read "Mine Development Costs" under "Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.")

        River View Complex.    In April 2006, we acquired River View Coal, LLC ("River View"), which controlled coal reserves located in Union County, Kentucky, from ARH. In July 2007, we began construction of an underground mining complex to access the reserves. Production began in August 2009. River View utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. River View's preparation plant has throughput capacity of 1,800 tons of raw coal per hour. Coal produced from the River View mine is transported by overland belt to a barge loading facility on the Ohio River.

        Sebree Mining Complex.    On April 2, 2012, we acquired substantially all of Green River Collieries, LLC's assets related to its coal mining business and operations located in Webster and Hopkins Counties, Kentucky, including the Onton mine. The Onton mine is operated by our subsidiary, Sebree Mining, LLC ("Sebree Mining"). Sebree Mining utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal. The Onton mine's preparation plant, which is leased from a third-party, has throughput capacity of 750 tons of raw coal per hour. Coal from the Sebree Mining complex is transported by overland belt to a barge loading facility on the Green River for shipment to customers, or is shipped via truck on U.S. and state highways directly to customers.

        Sebree Mining is in the process of permitting undeveloped reserves in Webster County, Kentucky, which we refer to as the "Sebree Reserves", and related property for future development. We control these reserves through our subsidiaries, Alliance Resource Properties, LLC ("Alliance Resource Properties") and ARP Sebree, LLC.

  Central Appalachian Operations

        Our Central Appalachian mining operations are located in eastern Kentucky. As of February 1, 2013, we had 477 employees, and we operate two mining complexes in Central Appalachia.

        Pontiki Complex.    The Pontiki complex is located near the city of Inez in Martin County, Kentucky. We constructed the mine in 1977. Our subsidiary, Pontiki Coal, LLC ("Pontiki"), owns the mining complex and controls the reserves, and our subsidiary, Excel Mining, LLC ("Excel"), conducts all mining operations. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low- and medium-sulfur coal. The preparation plant has throughput capacity of 900 tons of raw coal per hour. Coal produced from the mine is shipped via the NS railroad directly to customers or to various transloading facilities on the Ohio River for barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for barge deliveries. The complex was idled on August 29, 2012 following a closure order affecting the surface facilities by the Mine Safety and Health Administration ("MSHA"). Operations resumed on November 25, 2012.

        MC Mining Complex.    The MC Mining complex is located near the city of Pikeville in Pike County, Kentucky. We acquired the mine in 1989. Our subsidiary, MC Mining, LLC ("MC Mining"), owns the mining complex and controls the reserves, and Excel conducts all mining operations. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. In 2011, Excel began development mining in a new area containing in excess of 10.0 million saleable tons of coal, to which all mining will be transitioned by the end of 2013. The preparation plant has throughput capacity of 1,000 tons of raw coal per hour. Substantially all of the coal produced at MC Mining in 2012 met or exceeded the compliance requirements of Phase II of the Federal Clean Air Act ("CAA") (see "—Regulation and Laws—Air Emissions" below). Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for barge deliveries.

  Northern Appalachian Operations

        Our Northern Appalachian mining operations are located in Maryland and West Virginia. As of February 1, 2013, we had 612 employees, and we operate two mining complexes in Northern Appalachia. We also control undeveloped reserves in West Virginia and Pennsylvania.

        Mettiki Complex.    The Mettiki Complex comprises the Mountain View mine located in Tucker County, West Virginia operated by our subsidiary Mettiki Coal (WV), LLC ("Mettiki (WV)") and a preparation plant located near the city of Oakland in Garrett County, Maryland operated by our subsidiary Mettiki Coal, LLC ("Mettiki (MD)"). In addition, production from the Mountain View mine can be supplemented with production from a smaller-scale mine operated by a third-party on property in Maryland controlled by another of our subsidiaries, Backbone Mountain, LLC. Mettiki (WV) began continuous miner development of the Mountain View mine in July 2005 and began longwall mining in November 2006. The Mountain View mine produces medium-sulfur coal which is transported by truck either to the Mettiki (MD) preparation plant for processing or directly to the coal blending facility at the Virginia Electric and Power Company ("VEPCO") Mt. Storm Power Station. The Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal per hour. Coal processed at the preparation plant can be trucked to the blending facility at Mt. Storm or shipped via the CSX railroad, which provides the opportunity to ship into the domestic and export metallurgical coal markets.

        Tunnel Ridge Complex.    Our subsidiary, Tunnel Ridge, LLC ("Tunnel Ridge"), operates the Tunnel Ridge mine, an underground, longwall mine in the Pittsburgh No. 8 coal seam, located near Wheeling, West Virginia. Tunnel Ridge began construction of the mine and related facilities in 2008. Development mining began in 2010, and we had incidental production of approximately 268,000 tons in 2011 as development mining continued. Longwall mining operations began at Tunnel Ridge in the second quarter of 2012 (mid-May). The mine produced just over 2.0 million tons in 2012 and we expect annual production to ultimately reach approximately 5.8 million tons. Coal produced from the Tunnel Ridge mine is transported by conveyor belt to a barge loading facility on the Ohio River. Through an agreement with a third-party, Tunnel Ridge has the ability to transload coal from barges for rail shipment on Wheeling and Lake Erie Railway. Capital expenditures required for development of Tunnel Ridge totaled approximately $280.0 million. This amount excludes capitalized interest and capitalized mine development costs associated with incidental production. (For more information about mine development costs, please read "Mine Development Costs" under "Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.")

        Penn Ridge.    Our subsidiary, Penn Ridge Coal, LLC ("Penn Ridge"), is party to a coal lease agreement effective December 31, 2005 with Allegheny Pittsburgh Coal Company ("Allegheny"), pursuant to which Penn Ridge leases Allegheny's Buffalo coal reserve in Washington County, Pennsylvania, which is estimated to include approximately 56.7 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 seam. Penn Ridge has initiated the permitting process for the Buffalo coal reserves and continues to evaluate development. (For more information on the permitting process, and matters that could hinder or delay the process, please read "—Regulation and Laws—Mining Permits and Approvals.") Development of the project is regulatory and market dependent, and its timing is open-ended pending obtaining all required regulatory approvals, sufficient coal sales commitments to support the project and final approval by the board of directors of our managing general partner ("Board of Directors").

Other Operations

  Mt. Vernon Transfer Terminal, LLC

        Our subsidiary, Mt. Vernon, leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. Coal is delivered to Mt. Vernon by both rail and truck. The terminal has a capacity of

8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons. During 2012, the terminal loaded approximately 1.1 million tons for customers of Pattiki, Gibson and Elk Creek.

  Coal Brokerage

        As markets allow, we buy coal from non-affiliated producers principally throughout the eastern U.S., which we then resell. We have a policy of matching our outside coal purchases and sales to minimize market risks associated with buying and reselling coal. In 2012, we sold approximately 255,000 tons classified as brokerage coal.

  Alliance WOR Processing, LLC

        In September 2011, we completed a series of transactions with White Oak related to the development of White Oak Mine No. 1 near the city of McLeansboro, Illinois, which is under construction and will be an underground longwall mining operation producing high-sulfur coal from the Herrin No. 6 seam. Initial production from the continuous miner development units is expected to begin in 2013, and longwall mining is expected to begin in 2014. As part of the White Oak transaction, our subsidiary, Alliance WOR Processing, LLC ("WOR Processing"), contracted with White Oak to construct, own, and operate the coal handling and processing facilities associated with the Mine No. 1 mine, which will have the capacity to process 2,000 tons of raw coal per hour. White Oak will have the ability to ship production from the Mine No. 1 mine via rail directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries. WOR Processing also has an equity investment in White Oak. For more information about the White Oak transactions, please read "Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions."

  Alliance Resource Properties, LLC

        Alliance Resource Properties owns coal reserves that it leases to certain of our subsidiaries that operate our mining complexes. In September 2011, Alliance Resource Properties' subsidiary, Alliance WOR Properties, LLC ("WOR Properties"), acquired from our affiliate White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, and leased those reserves back to White Oak. Approximately 105.2 million tons of those reserves are currently being developed for future mining by White Oak. Once coal sales begin from the mine, White Oak will pay WOR Properties earned royalties and during the period beginning January 1, 2015 and ending December 31, 2034 will pay WOR Properties a fully recoupable minimum monthly royalty of $1.625 million. WOR Properties anticipates receiving royalties from White Oak beginning in 2013 with the start-up of incidental production from White Oak's mine development.

  Matrix Group

        Our subsidiaries, Matrix Design Group, LLC ("Matrix Design") and Alliance Design Group, LLC ("Alliance Design") (collectively, "Matrix Group"), provide a variety of mine products and services for our mining operations and to unrelated parties. We acquired this business in September 2006. Matrix Group's products and services include design and installation of underground mine hoists for transporting employees and materials in and out of mines; design of systems for automating and controlling various aspects of industrial and mining environments; and design and sale of mine safety equipment, including its miner and equipment tracking and proximity detection systems. In 2012, our financial results were not significantly impacted by Matrix Group's activities.

  Additional Services

        We develop and market additional services in order to establish ourselves as the supplier of choice for our customers. Examples of the kind of services we have offered to date include ash and scrubber sludge removal, coal yard maintenance and arranging alternate transportation services. Historically, and in 2012, revenues from these services have been immaterial. In addition, our affiliate, Mid-America Carbonates, LLC ("MAC"), which is a joint venture with White County Coal, manufactures and sells rock dust to us and to unrelated parties. In 2012, our financial results were not significantly impacted by MAC's business.

  Reportable Segments

        Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and Segment Information under "Item 8. Financial Statements and Supplementary Data—Note 22. Segment Information" for information concerning our reportable segments.

Coal Marketing and Sales

        As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers. These arrangements are mutually beneficial to us and our customers in that they provide greater predictability of sales volumes and sales prices. In 2012, approximately 94.2% and 94.3% of our sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with committed term expirations ranging from 2013 to 2020. As of January 28, 2013, our nominal commitment under long-term contracts was approximately 38.5 million tons in 2013, 30.7 million tons in 2014, 23.4 million tons in 2015 and 18.7 million tons in 2016. The commitment of coal under contract is an approximate number because a limited number of our contracts contain provisions that could cause the nominal commitment to increase or decrease; however, the overall variance to total committed sales is minimal. The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity. In addition, the nominal commitment can otherwise change because of reopener provisions contained in certain of these long-term contracts.

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

Reliance on Major Customers

        Our two largest customers in 2012 were Louisville Gas and Electric Company and Tennessee Valley Authority. During 2012, we derived approximately 28.5% of our total revenues from these two customers and at least 10.0% of our total revenues from each of the two. For more information about these customers, please read "Item 8. Financial Statements and Supplementary Data—Note 21. Concentration of Credit Risk and Major Customers."

Competition

        The coal industry is intensely competitive. The most important factors on which we compete are coal price, coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply. Our principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., James River Coal Company, Murray Energy, Inc., Foresight Energy LLC and Peabody Energy Corp. Some of these coal producers are larger and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in the Illinois Basin, Central Appalachian and Northern Appalachian regions. The prices we are able to obtain for our coal are primarily linked to coal consumption patterns of domestic electricity generating utilities, which in turn are influenced by economic activity, government regulations, weather and technological developments. Additionally, we export a portion of our coal into the international coal markets. The prices we are able to obtain for our export coal are influenced by a number of factors, such as global economic conditions, weather patterns and political instability, among others. Further, coal competes with other fuels such as petroleum, natural gas, nuclear energy and renewable energy sources for electrical power generation. Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel. For additional information, please see "Item 1A. Risk Factors." As the price of domestic coal increases, we may also begin to compete with companies that produce coal from one or more foreign countries.

Transportation

        Our coal is transported to our customers by rail, truck and barge. Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can range from 2.9% to 48.0% of the total delivered cost of a customer's coal. As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal. We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers, and in many cases we are able to accommodate multiple transportation options. Typically, our customers pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry. Approximately 52.3% of our 2012 sales volume was initially shipped from the mines by rail, 13.1% was shipped from the mines by truck and 34.6% was shipped from the mines by barge. In 2012, the largest volume transporter of our coal shipments was the CSX railroad which moved approximately 33.0% of our tonnage over its rail system. The practices of, and rates set by, the transportation company serving a particular mine or customer may affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mine.

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

        In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for coal. It is possible that new legislation or regulations may be adopted, or that existing laws or regulations may be differently interpreted or more stringently enforced, any of which could have a significant impact on our mining operations or our customers' ability to use coal. For more information, please see risk factors described in "Item 1A. Risk Factors" below.

        We are committed to conducting mining operations in compliance with applicable federal, state and local laws and regulations. However, because of the extensive and detailed nature of these regulatory requirements, particularly the regulatory system of the MSHA where citations can be issued without regard to fault and many of the standards include subjective elements, it is not reasonable to expect any coal mining company to be free of citations. When we receive a citation, we attempt to remediate any identified condition immediately. None of our violations to date has had a material impact on our operations or financial condition. While it is not possible to quantify all of the costs of compliance with applicable federal and state laws and associated regulations, those costs have been and are expected to continue to be significant. Compliance with these laws and regulations has substantially increased the cost of coal mining for domestic coal producers.

        Capital expenditures for environmental matters have not been material in recent years. We have accrued for the present value of the estimated cost of asset retirement obligations and mine closings, including the cost of treating mine water discharge, when necessary. The accruals for asset retirement obligations and mine closing costs are based upon permit requirements and the costs and timing of asset retirement obligations and mine closing procedures. Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if these accruals were insufficient.

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

  Mine Health and Safety Laws

        Stringent safety and health standards have been imposed by federal legislation since the Federal Coal Mine Health and Safety Act of 1969 ("CMHSA") was adopted. The Federal Mine Safety and Health Act of 1977 ("FMSHA"), and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards of the CMHSA, and imposed extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters. The MSHA monitors and rigorously enforces compliance with these federal laws and regulations. In addition, most of the states where we operate have state programs for mine safety and health regulation and enforcement. Federal and state safety and health regulations affecting the coal mining industry are perhaps the most comprehensive and rigorous system in the United States for protection of employee safety and have a significant effect on our operating costs. Although many of the requirements primarily impact underground mining, our competitors in all of the areas in which we operate are subject to the same laws and regulations.

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

        The Federal Mine Improvement and New Emergency Response Act of 2006 ("MINER Act") significantly amended the FMSHA, imposing more extensive and stringent compliance standards, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, MSHA has issued new or more stringent rules and policies on a variety of topics, including:

  •
  sealing off abandoned areas of underground coal mines;
  •
  mine safety equipment, training and emergency reporting requirements;
  •
  substantially increased civil penalties for regulatory violations;
  •
  training and availability of mine rescue teams;
  •
  underground "refuge alternatives" capable of sustaining trapped miners in the event of an emergency;
  •
  flame-resistant conveyor belts, fire prevention and detection, and use of air from the belt entry; and
  •
  post-accident two-way communications and electronic tracking systems.

        MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. Among these new proposed regulations is MSHA's proposed rule titled "Lowering Miner's Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors." The proposed rule would require a 50% reduction in the allowable respirable coal mine dust exposure limits and require each operation to significantly increase the number of respirable coal mine dust samples taken. The rule would also increase oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine. Federal legislation was enacted in 2011 to prevent MSHA from implementing or enforcing the proposed rule until such time as the General Accounting Office ("GAO") performed an independent assessment of MSHA's data and methodology used in creating the rule. Although the GAO performed this assessment in 2012, MSHA has not yet announced when the final rule will be promulgated.

        Additionally, in 2012, MSHA promulgated a final rule to expand the job responsibilities of mine employees who perform pre-shift and on-shift examinations of working areas within underground coal mines. These employees examine the mine for hazards and to verify that atmospheric and ventilation conditions are in compliance with regulations. Under MSHA's new rule, examiners are now also required to examine for, and record the presence of, certain types of regulation violations for which MSHA inspectors would be inspecting.

        Effective March 25, 2013, MSHA will begin implementing its recently released Pattern of Violation ("POV") regulations under the FMSHA. Under this new POV regulation, MSHA will eliminate the ninety (90) day window, during which mine operators meeting certain initial POV screening criteria could take corrective action and engage in mitigation efforts to avoid being placed on POV status. Additionally, MSHA will make POV determinations based upon enforcement actions as issued, rather than enforcement actions that have been rendered final following the opportunity for administrative or judicial review. If a mine operator is placed on POV status, MSHA will thereafter issue an order withdrawing miners from the area affected by any enforcement action designated by MSHA as posing a significant and substantial, or S&S, hazard to the health and/or safety of miners. Further, the mine operator can be removed from POV status only upon: (1) a complete inspection of the entire mine with no S&S enforcement actions issued by MSHA or (2) no POV-related withdrawal orders being issued by MSHA within ninety (90) days following the mine operator being placed on POV status.

        Subsequent to passage of the MINER Act, Illinois, Kentucky, Pennsylvania and West Virginia have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight; and since January 2012, West Virginia has continued to consider additional mine safety legislation. Other states may pass similar legislation in the future.

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

  Black Lung Benefits Act

        The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 ("BLBA") requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease and to some survivors of a miner who dies from this disease. The BLBA levies a tax on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. For miners last employed as miners after 1969 and who are determined to have contracted black lung, we self-insure the potential cost of compensating such miners using our actuary estimates of the cost of present and future claims. We are also liable under state statutes for black lung claims. Congress and state legislatures regularly consider various items of black lung legislation, which, if enacted, could adversely affect our business, results of operations and financial position.

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

        The Patient Protection and Affordable Care Act ("PPACA") enacted in 2010, includes significant changes to the federal black lung program, retroactive to 2005, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program.

  Workers' Compensation

        We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers' compensation laws also compensate survivors or workers who suffer employment related deaths. Several states in which we operate consider changes in workers' compensation laws from time to time. We generally self-insure this potential expense using our actuary estimates of the cost of present and future claims. For more information concerning our requirement to maintain bonds to secure our workers' compensation obligations, see the discussion of surety bonds below under "—Bonding Requirements."

  Coal Industry Retiree Health Benefits Act

        The Federal Coal Industry Retiree Health Benefits Act ("CIRHBA") was enacted to fund health benefits for some United Mine Workers of America retirees. CIRHBA merged previously established union benefit plans into a single fund into which "signatory operators" and "related persons" are obligated to pay annual premiums for beneficiaries. CIRHBA also created a second benefit fund for miners who retired between July 21, 1992 and September 30, 1994, and whose former employers are no longer in business. Because of our union-free status, we are not required to make payments to retired miners under CIRHBA, with the exception of limited payments made on behalf of predecessors of MC Mining. However, in connection with the sale of the coal assets acquired by ARH in 1996, MAPCO Inc., now a wholly-owned subsidiary of The Williams Companies, Inc., agreed to retain, and be responsible for, all liabilities under CIRHBA.

  Surface Mining Control and Reclamation Act

        The Federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") and similar state statutes establish operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. Although we have minimal surface mining activity and no mountaintop removal mining activity, SMCRA nevertheless requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of our mining activities.

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

        In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The tax for surface-mined and underground-mined coal is $0.28 per ton and $0.12 per ton, respectively. We have accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Please read "Item 8. Financial Statements and Supplementary Data—Note 17. Asset Retirement Obligations." In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage ("AMD") control on a statewide basis.

        Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators and other third parties can be imputed to other companies that are deemed, according to the regulations, to have "owned" or "controlled" the third-party violator. Sanctions against the "owner" or "controller" are quite severe and can include being blocked from receiving new permits and having any permits revoked that were issued after the time of the violations or after the time civil penalties or reclamation fees became due. We are not aware of any currently pending or asserted claims against us relating to the "ownership" or "control" theories discussed above. However, we cannot assure you that such claims will not be asserted in the future.

        The U.S. Office of Surface Mining Reclamation ("OSM") published in November 2009 an Advance Notice of Proposed Rulemaking and announced its intent to revise the Stream Buffer Zone ("SBZ") rule published in December 2008. The SBZ rule prohibits mining disturbances within 100 feet of streams if there would be a negative effect on water quality. Environmental groups brought lawsuits challenging the rule, and in a March 2010 settlement, the OSM agreed to rewrite the SBZ rule. To date, the OSM has not proposed any new SBZ rule. In January 2013, the environmental groups reopened the litigation against OSM for failure to abide by the terms of the March 2010 settlement. We are unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities near streams, and additional enforcement actions. The requirements of the revised SBZ rule, if adopted, will likely be stricter than the prior SBZ rule and may adversely affect our business and operations.

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

        As of December 31, 2012, we had approximately $76.0 million in surety bonds outstanding to secure the performance of our reclamation obligations.

  Air Emissions

        The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining operations. The CAA directly impacts our coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities. There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities. In addition, there is pending litigation to force the U.S. Environmental Protection Agency ("EPA") to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the CAA and establish standards to reduce emissions from new or modified coal mine sources of methane and other emissions. Installation of additional emissions control technology and any additional measures required under the laws, as well as regulations promulgated by the EPA, will make it more costly to operate coal-fired power plants and could make coal a less attractive fuel alternative in the planning and building of power plants in the future. A significant reduction in coal's share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.

        In addition to the greenhouse gas issues discussed below, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

  •
  The EPA's Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility's sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA's Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or "scrubbers," or by reducing electricity generating levels. In 2012, we sold 93.1% of our total tons to electric utilities, of which 98.7% was sold to utility plants with installed pollution control devices. These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule ("CAIR"), discussed below.

  •
  The EPA has promulgated rules, referred to as the "Nitrogen Oxide SIP Call," that, among other things, require coal-fired power plants in 21 eastern states and Washington D.C. to make substantial reductions in nitrogen oxide emissions in an effort to reduce the impacts of ozone transport between states. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it more costly to operate coal-fired power plants, potentially making coal a less attractive fuel.

  •
  Additionally, in March 2005, the EPA issued the final CAIR which would have permanently capped nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR, but on petition for rehearing, the court retracted its decision and remanded the rule to the EPA for further consideration. This remand had the effect of leaving the rule in place while the EPA evaluated possible changes to the rule to correct the defects identified in the court's original opinion. In June 2011, the EPA finalized the Cross State Air Pollution Rule ("CSAPR"), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. However, on August 21, 2012, the D.C. Circuit Court of Appeals vacated CSAPR, finding EPA exceeded its statutory authority under the CAA and striking down EPA's decision to require a federal implementation plan, rather than state implementation plans ("SIPs"), to implement mandated reductions. In its ruling, the Court ordered the EPA to continue administering CAIR but proceed expeditiously to promulgate a replacement rule for CAIR. The Court subsequently denied EPA's petition for an en banc hearing on CSAPR. It is possible that a future replacement rule for CAIR could lead to the premature retirement of coal-fired electric generating units, which could in turn reduce the demand for coal.

  •
  In March 2005, the EPA finalized the Clean Air Mercury Rule ("CAMR"), which established a two-part, nationwide cap on mercury emissions from coal-fired power plants beginning in 2010. On February 8, 2008, the D.C. Circuit Court of Appeals vacated CAMR for further consideration by the EPA. On December 16, 2011, the EPA signed a rule to establish a national standard to reduce mercury and other toxic air pollutants from coal and oil-fired power plants, referred to as the EPA's Mercury and Air Toxics Standards ("MATS"). MATS imposes stricter limitations on mercury emissions from power plants than the vacated CAMR. States, companies and industry groups filed petitions to reconsider the rule and petitions for review in the D.C. Circuit Court of Appeals. EPA agreed on July 20, 2012 to reconsider the standards for new source emissions in the rule, but not other aspects of the rule. Legal challenges in the D.C. Circuit Court of Appeals are still pending. If upheld by the Court, MATS will force generators to make capital investments to retrofit power plans and will also likely lead to the premature retirement of a number of older coal-fired generating units. The retirements are likely to reduce the demand for coal.

  •
  The EPA also issued a final rule on January 31, 2013 requiring Utility Boiler Maximum Achievable Control Technology standards ("Boiler MACT") for power plants, which requires owners of industrial, commercial, and institutional boilers to comply with standards for air pollutants, including mercury and other metals, fine particulates, and acid gases such as hydrogen chloride for several classes of boilers and process heaters, including large coal-fired boilers and process heaters. Like MATS, Boiler MACT imposes stricter limitations on mercury emissions than those vacated in CAMR. We anticipate legal challenges to Boiler MACT. However, if Boiler MACT is upheld, EPA estimates the rule will affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. Some owners will make capital expenditures to retrofit boilers and process heaters, while a number of boilers and process heaters will be prematurely retired. The retirements are likely to reduce the demand for coal.

  •
  The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the national ambient air quality standards ("NAAQS") should be revised. Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter, ozone, nitrogen oxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in "attainment" but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment. In July 2009, the U.S. Court of Appeals for the District of Columbia vacated part of a rule implementing the ozone NAAQS and remanded certain other aspects of the rule to the EPA for further consideration. On July 19, 2012, the EPA released two separate risk assessments for ozone NAAQS recommending a lower ozone standard. EPA has announced plans to release a new ozone NAAQS by August 2013. That standard may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and nitrogen oxides, which are precursors to ozone formation, our mining operations and our customers could be affected when the new standards are implemented by the applicable states. We do not know whether or to what extent these developments might indirectly reduce the demand for coal.

  •
  The EPA's regional haze program is designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. Under the EPA program, states are required to develop SIPs to improve visibility. Typically, these plans call for reductions in SO2 and NOx emissions from coal-fueled electric plants. In recent cases, EPA has decided to negate the SIPs and impose stringent requirements through Federal Implementation Plans ("FIPs"). The regional haze program, including particularly EPA's FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. In addition, the EPA's new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install the more stringent air emissions control equipment. These requirements could limit the demand for coal in some locations.

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

  Carbon Dioxide Emissions

        Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide, which is considered a "greenhouse gas" or "GHG." Future regulation of greenhouse gas emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by the EPA. President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of greenhouse gases and Congress has recently considered various proposals to reduce greenhouse gas emissions, and it is possible federal legislation could be adopted in the future. Internationally, the Kyoto Protocol, which set binding emission targets for developed countries (including the United States but has not been ratified by the United States, and Canada officially withdrew from its Kyoto commitment in 2012) was nominally extended past its expiration date of December 2012 with a requirement for a new legal construct to be put into place by 2015. If a replacement treaty or other international arrangement is reached, it likely would require additional reductions in greenhouse gas emissions that could, in turn, have a global impact on the demand for coal. Also, many states, regions and governmental bodies have adopted greenhouse gas initiatives and have or are considering the imposition of fees or taxes based on the emission of greenhouse gases by certain facilities, including coal-fired electric generating facilities. Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted which would have an adverse effect on our operations.

        Even in the absence of new federal legislation, the EPA has begun to regulate greenhouse gas emissions pursuant to the CAA based on the U.S. Supreme Court's 2007 decision in Massachusetts v. EPA that the EPA has authority to regulate greenhouse gas emissions. In 2009, the EPA issued a final rule declaring that greenhouse gas emissions, including carbon dioxide and methane, endanger public health and welfare and that greenhouse gases emitted by motor vehicles contribute to that endangerment ("Endangerment Finding").

        In May 2010, the EPA issued its final "tailoring rule" for greenhouse gas emissions, a policy aimed at shielding small emission sources from CAA permitting requirements. The EPA's rule phases in various greenhouse-gas-related permitting requirements beginning in January 2011. Beginning July 1, 2011, the EPA requires facilities that must already obtain new source review permits for other pollutants to include greenhouse gases in their permits for new construction projects that emit at least 100,000 tons per year of greenhouse gases and existing facilities that increase their emissions by at least 75,000 tons per year.

        In March of 2012, EPA proposed New Source Performance Standards ("NSPS") for CO2 emissions from new fossil fuel-fired power plants. The proposal requires new coal units to meet a CO2 emissions standard of 1,000 lb CO2/MWh, which is equivalent to the CO2 emitted by a natural gas combined cycle unit. Legal challenges to the proposed NSPS have been filed; more legal challenges are expected once EPA issues a final rule. The timing for promulgating a final rule is unknown, but latest reports are that it will be finalized by mid-year 2013. If the proposed rule is finalized as currently drafted, the rule will likely prevent new coal fired power plants from being built and reduce the demand for coal in the future. EPA has indicated that it may propose NSPS for existing and modified coal plants at some time in the future, which could lead to the premature retirement of coal-fired generating units and reduce the demand for coal.

        On June 28, 2010, the EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule requiring all stationary sources that emit more than 25,000 tons of greenhouse gases per year to collect and report to the EPA data regarding such emissions. This suite of greenhouse gas rules affects many of our customers, as well as additional source categories, including all underground mines subject to quarterly methane sampling by MSHA. Underground mines subject to these rules, including ours, were required to begin monitoring greenhouse gas emissions on January 1, 2011 and began reporting to the EPA in 2012.

        There have been numerous protests of and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to greenhouse gas emissions. For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with greenhouse gas emissions from these plants under future laws limiting the emissions of carbon dioxide. In addition, several permits issued to new coal-fueled power plants without limits on greenhouse gas emissions have been appealed to the EPA's Environmental Appeals Board. In addition, over thirty states have currently adopted "renewable energy standards" or "renewable portfolio standards," which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect our current and prospective customers, they may reduce the demand for coal-fired power, and may affect long-term demand for our coal. Finally, a federal appeals court allowed a lawsuit pursuing federal common law claims to proceed against certain utilities on the basis that they may have created a public nuisance due to their emissions of carbon dioxide, while a second federal appeals court dismissed a similar case on procedural grounds. The U.S. Supreme Court recently overturned that decision on June 20, 2011, holding that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, but despite this favorable ruling, tort-type liabilities remain a concern.

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

  Water Discharge

        The Federal Clean Water Act ("CWA") and similar state and local laws and regulations affect coal mining operations by imposing restrictions on effluent discharge into waters and the discharge of dredged or fill material into the waters of the U.S. Regular monitoring, as well as compliance with reporting requirements and performance standards, is a precondition for the issuance and renewal of permits governing the discharge of pollutants into water. Section 404 of the CWA imposes permitting and mitigation requirements associated with the dredging and filling of wetlands and streams. The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands and streams. Although permitting requirements have been tightened in recent years, we believe we have obtained all necessary permits required under CWA Section 404 as it has traditionally been interpreted by the responsible agencies. However, mitigation requirements under existing and possible future "fill" permits may vary considerably. For that reason, the setting of post-mine asset retirement obligation accruals for such mitigation projects is difficult to ascertain with certainty and may increase in the future. Although more stringent permitting requirements may be imposed in the future, we are not able to accurately predict the impact, if any, of such permitting requirements.

        The U.S. Army Corps of Engineers ("Corps of Engineers") maintains two permitting programs under CWA Section 404 for the discharge of dredged or fill material: one for "individual" permits and a more streamlined program for "general" permits. In June 2010 the Corps of Engineers suspended the use of

"general" permits under Nationwide Permit 21 ("NWP 21") in the Appalachian states. On February 21, 2012, the Corps of Engineers reissued the final 2012 NWP 21. The Center for Biological Diversity later filed a notice of intent to sue the Corps of Engineers based on allegations the 2012 NWP 21 program violated the Endangered Species Act. Our coal mining operations typically require Section 404 permits to authorize activities such as the creation of slurry ponds and stream impoundments. The CWA authorizes the EPA to review Section 404 permits issued by the Corps of Engineers, and in 2009, the EPA began reviewing Section 404 permits issued by the Corps of Engineers for coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

        For instance, even though the State of West Virginia has been delegated the authority to issue permits for coal mines in that state, the EPA is taking a more active role in its review of National Pollutant Discharge Elimination System ("NPDES") permit applications for coal mining operations in Appalachia. The EPA has stated that it plans to review all applications for NPDES permits. Indeed, final guidance issued by the EPA on July 21, 2011, encouraged EPA Regions 3, 4 and 5 to object to the issuance of state program NPDES permits where the Region does not believe that the proposed permit satisfies the requirements of the CWA, and with regard to state issued general Section 404 permits, support the previously drafted Enhanced Coordination Procedures ("ECP"). On October 6, 2011, the U.S. District Court for the District of Columbia rejected the ECP on several different legal grounds and later, this same court enjoined EPA from any further usage of its final guidance. Any future application of procedures similar to ECP, such as may be enacted following notice and comment rulemaking, would have the potential to delay issuance of permits for surface coal mines, or to change the conditions or restrictions imposed in those permits.

        The EPA also has statutory "veto" power over a Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an "unacceptable adverse effect." On January 14, 2011, the EPA exercised its veto power to withdraw or restrict the use of a previously issued permit for Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project. A challenge to the EPA's exercise of this authority made in the federal District Court in the District of Columbia and on March 23, 2012, the Court ruled that the EPA lacked the statutory authority to invalidate an already issued Section 404 permit retroactively. This decision is currently on appeal. Any future use of the EPA's Section 404 "veto" power could create uncertainly with regard to our continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal revenues.

        Total Maximum Daily Load ("TMDL") regulations under the CWA establish a process to calculate the maximum amount of a pollutant that an impaired water body can receive and still meet state water quality standards, and to allocate pollutant loads among the point and non-point pollutant sources discharging into that water body. Likewise, when water quality in a receiving stream is better than required, states are required to conduct an antidegradation review before approving discharge permits. The adoption of new TMDL-related allocations or any changes to antidegradation policies for streams near our coal mines could require more costly water treatment and could adversely affect our coal production.

  Hazardous Substances and Wastes

        The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), otherwise known as the "Superfund" law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for the release of hazardous substances may be subject to joint and several liability under CERCLA for the costs of cleaning up releases of hazardous substances and natural resource damages. Some products used in coal mining operations generate waste containing hazardous substances. We are currently unaware of any material liability associated with the release or disposal of hazardous substances from our past or present mine sites.

        The Federal Resource Conservation and Recovery Act ("RCRA") and corresponding state laws regulating hazardous waste affect coal mining operations by imposing requirements for the generation, transportation, treatment, storage, disposal, and cleanup of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. While these laws impose ongoing compliance obligations, such costs are not believed to have a material impact on our operations.

        On June 21, 2010, the EPA released a proposed rule to regulate the disposal of certain coal combustion by-products ("CCB"). The proposed rule sets forth two proposed very different approaches for regulating CCB under RCRA. The first option calls for regulation of CCB as a hazardous waste under Subtitle C, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option utilizes Subtitle D, which gives the EPA authority to set performance standards for waste management facilities and would be enforced primarily through citizen suits. The proposal leaves intact the Bevill exemption for beneficial uses of CCB. In April 2012, several environmental organizations filed suit against the EPA to compel the EPA to take action on the proposed rule. If CCB were re-classified as hazardous waste, regulations would likely restrict ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCB, including coal ash, may lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal. Although it is not currently possible to predict how such regulations would impact our operations or those of our customers, the regulation of CCB as hazardous waste could result in increased disposal and compliance costs, which could result in decreased demand for our products.

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

Employees

        To conduct our operations, as of February 1, 2013, we employed 4,345 full-time employees, including 4,091 employees involved in active mining operations, 86 employees in other operations, and 168 corporate employees. Our work force is entirely union-free. We believe that relations with our employees are generally good.

  Administrative Services

        On April 1, 2010, effective January 1, 2010, ARLP entered into an amended and restated administrative services agreement ("Administrative Services Agreement") with our managing general partner, the Intermediate Partnership, AGP, AHGP and Alliance Resource Holdings, II ("ARH II"). The Administrative Services Agreement superseded the administrative services agreement signed in connection with the AHGP IPO in 2006. Under the Administrative Services Agreement, certain employees, including some executive officers, provide administrative services for AHGP, AGP and ARH II and their respective affiliates. We are reimbursed for services rendered by our employees on behalf of these entities as provided under the Administrative Services Agreement. We billed and recognized administrative service revenue under this agreement for the year ended December 31, 2012 of $0.4 million from AHGP and $0.1 million from ARH II. Please read "Item 13—Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

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

        Because of these and other factors, we may not have sufficient available cash to pay a specific level of cash distributions to our unitholders. Furthermore, the amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from financial reserves and working capital borrowing, and is not solely a function of profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses and may be unable to make cash distributions during periods when we record net income. Please read "—Risks Related to our Business" for a discussion of further risks affecting our ability to generate available cash.

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

  •
  our unitholders' proportionate ownership interest in us will decrease;
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

        As of December 31, 2012, AHGP owned 15,544,169 of our common units. AHGP also owns our managing general partner. In the future, AHGP may sell some or all of these units or it may distribute our common units to the holders of its equity interests and those holders may dispose of some or all of these units. The sale or disposition of a substantial number of our common units in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

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

        The credit and risk profile of our managing general partner or its owners may be factors in credit evaluations of us as a master limited partnership. This is because our managing general partner can exercise significant influence or control over our business activities, including our cash distribution policy, acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of AHGP, including the degree of its financial leverage and its dependence on cash flow from us to service its indebtedness.

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

Our unitholders do not elect our managing general partner or vote on our managing general partner's officers or directors. As of December 31, 2012, AHGP owned approximately 42.2% of our outstanding units, a sufficient number to block any attempt to remove our general partner.

        Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders did not elect our managing general partner and will have no right to elect our managing general partner on an annual or other continuing basis.

        In addition, if our unitholders are dissatisfied with the performance of our managing general partner, they will have little ability to remove our general partner. Our managing general partner may not be removed except upon the vote of the holders of at least 66.7% of our outstanding units. As of December 31, 2012, AHGP held approximately 42.2% of our outstanding units. Consequently, it is not currently possible for our managing general partner to be removed without the consent of AHGP. As a result, the price at which our units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

        Furthermore, unitholders' voting rights are also restricted by a provision in our partnership agreement that provides that any units held by a person that owns 20.0% or more of any class of units then outstanding, other than our managing general partner and its affiliates, cannot be voted on any matter.

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

        Prior to making any distributions to our unitholders, we will reimburse our general partners and their affiliates for all expenses they have incurred on our behalf. The reimbursement of these expenses and the payment of these fees could adversely affect our ability to make distributions to the unitholders. Our managing general partner has sole discretion to determine the amount of these expenses and fees. For additional information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Related-Party Transactions—Administrative Services," and "Item 8. Financial Statements and Supplementary Data—Note 19. Related-Party Transactions."

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

        As a limited partner in a partnership organized under Delaware law, you could be held liable for our obligations to the same extent as a general partner if you participate in the "control" of our business. Our general partners generally have unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partners. Additionally, the limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in many jurisdictions.

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

Our partnership agreement limits our managing general partner's fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partners that might otherwise constitute breaches of fiduciary duty.

        Our partnership agreement contains provisions that waive or consent to conduct by our managing general partner and its affiliates and which reduce the obligations to which our managing general partner would otherwise be held by state-law fiduciary duty standards. The following is a summary of the material restrictions contained in our partnership agreement on the fiduciary duties owed by our general partners to the limited partners. Our partnership agreement:

  •
  permits our managing general partner to make a number of decisions in its "sole discretion." This entitles our managing general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner;
  •
  provides that our managing general partner is entitled to make other decisions in its "reasonable discretion";
  •
  generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our managing general partner may consider the interests of all parties involved, including its own. Unless our managing general partner has acted in bad faith, the action taken by our managing general partner shall not constitute a breach of its fiduciary duty; and

  •
  provides that our general partners and our officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions if our general partners and those other persons acted in good faith.

        In becoming a limited partner of our partnership, a common unitholder is bound by the provisions in the partnership agreement, including the provisions discussed above.

Some of our executive officers and directors face potential conflicts of interest in managing our business.

        Certain of our executive officers and directors are also officers and/or directors of AHGP. These relationships may create conflicts of interest regarding corporate opportunities and other matters. The resolution of any such conflicts may not always be in our or our unitholders' best interests. In addition, these overlapping executive officers and directors allocate their time among us and AHGP. These officers and directors face potential conflicts regarding the allocation of their time, which may adversely affect our business, results of operations and financial condition.

Our managing general partner's discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

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
  •
  Our general partners' affiliates are not prohibited from engaging in other businesses or activities, including those in direct competition with us, except as provided in the omnibus agreement (please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement").
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

        Economic conditions in a number of industries served by our primary customers substantially deteriorated in recent years and reduced the demand for coal. Although global industrial activity has recovered in 2010 and 2011 from 2009 levels, such activity weakened in 2012 and the outlook is uncertain, especially for Europe, which continues to be affected by sovereign debt issues, and the United States, which may increase taxes and cut government spending to address deficits. In addition, in 2008 and 2009, financial markets in the U.S., Europe and Asia also experienced unprecedented turmoil and upheaval. This was characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government and other governments. Although we cannot predict the impacts, renewed weakness in the economic conditions of any of the industries we serve or in the financial markets could materially adversely affect our business and financial condition. For example:

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

        Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of our coal. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. These laws and regulations may affect demand and prices for coal. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. Further, far-reaching federal regulations promulgated by the EPA in the last four years, such as CSAPR and MATS, have led to the premature retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the United States. While CSAPR was struck down by the Federal Court of Appeals for the D.C. Circuit and many of the other rules, including MATS, are currently being legally challenged by states and private parties, utilities and other generators of electricity made retirement decisions and retired some units based upon the EPA's proposed and finalized rules. In addition, the EPA has proposed regulations to govern the disposal of coal ash and other coal combustion residuals that include the possibility of categorizing such CCB as a hazardous waste. As a result of these current and proposed laws, regulations and regulatory initiatives, electricity generators may elect to switch to other fuels that generate less of these emissions or by-products, further reducing demand for coal. Please read "Item 1. Business—Regulation and Laws—Air Emissions," "—Carbon Dioxide Emissions" and "—Hazardous Substances and Wastes."

Increased regulation of greenhouse gas emissions could result in increased operating costs and reduced demand for coal as a fuel source, which could reduce demand for our products, decrease our revenues and reduce our profitability.

        Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published the "endangerment finding" asserting that emissions of carbon dioxide and other greenhouse gases present an endangerment to public health and the environment, and the EPA has begun to regulate greenhouse gas emissions pursuant to the CAA. The EPA has proposed to regulate greenhouse gas emissions from new power plants. The standard proposed is a natural gas standard and would effectively prevent construction of new coal fired power plants. The EPA has not proposed to regulate greenhouse gas emissions from modified or existing power plants, but could attempt to do so in the future. In addition, it is possible more federal legislation or regulations could be adopted in the future to restrict greenhouse gas emissions, as President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of greenhouse gases and Congress has recently considered various proposals to reduce greenhouse gas emissions. Many states and regions have adopted greenhouse gas initiatives. Also, there have been numerous protests of, and challenges to, the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to greenhouse gas emissions. Please read "Item 1. Business—Regulation and Laws—Air Emissions" and "—Carbon Dioxide Emissions."

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

Plaintiffs in federal court litigation have attempted to pursue tort claims based on the alleged effects of climate change.

        In 2004, eight states and New York City sued five electric utility companies in Connecticut v. American Electric Power Co. These defendants were chosen as allegedly the five-largest carbon dioxide emitters in the U.S., through their fossil-fuel-fired electric power plants. Invoking the federal and state common law of public nuisance, plaintiffs sought an injunction requiring defendants to abate their contribution to the nuisance of climate change by capping carbon dioxide emissions and then reducing them. Plaintiffs sued both on their own behalf to protect state-owned property and on behalf of their citizens and residents to protect public health and well-being. On September 21, 2009, on appeal of the trial court's dismissal of the case, the Second Circuit issued a ruling holding that the district court erred in dismissing the complaints on political question grounds, that all of the plaintiffs have standing and that plaintiffs validly stated claims under the federal common law on nuisance. In June 2011, the U.S. Supreme Court issued a unanimous decision reversing the Second Circuit's decision and holding that the plaintiffs' federal common law claims were displaced by federal legislation and regulations. The U.S. Supreme Court did not address the Plaintiffs' state law tort claims and remanded the issue of preemption for the district court to consider on remand. While the U.S. Supreme Court held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, tort-type liabilities remain a possibility and a source of concern. Proliferation of successful climate change litigation could adversely impact demand for coal and ultimately have a material adverse effect on our business, financial condition and results of operations.

The stability and profitability of our operations could be adversely affected if our customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

        In 2012, we sold approximately 94.2% of our sales tonnage under contracts having a term greater than one year, which we refer to as long-term contracts. Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts. From time to time industry conditions may make it more difficult for us to enter into long-term contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire.

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

        Several of our long-term contracts also contain provisions that allow the customer to suspend or terminate performance under the contract upon the occurrence or continuation of certain events that are beyond the customer's reasonable control. Such events may include labor disputes, mechanical malfunctions and changes in government regulations, including changes in environmental regulations rendering use of our coal inconsistent with the customer's environmental compliance strategies. In the event of early termination of any of our long-term contracts, if we are unable to enter into new contracts on similar terms, our business, financial condition and results of operations could be adversely affected.

We depend on a few customers for a significant portion of our revenues, and the loss of one or more significant customers could affect our ability to maintain the sales volume and price of the coal we produce.

        During 2012, we derived approximately 28.5% of our total revenues from two customers and at least 10.0% of our 2012 total revenues from each of the two. If we were to lose either of these customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition and results of operations.

Litigation resulting from disputes with our customers may result in substantial costs, liabilities and loss of revenues.

        From time to time we have disputes with our customers over the provisions of long-term coal supply contracts relating to, among other things, coal pricing, quality, quantity and the existence of specified conditions beyond our or our customers' control that suspend performance obligations under the particular contract. Disputes may occur in the future and we may not be able to resolve those disputes in a satisfactory manner, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to collect payments from our customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with us.

        Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. If the creditworthiness of our customers declines significantly, our business could be adversely affected. In addition, if a customer refuses to accept shipments of our coal for which they have an existing contractual obligation, our revenues will decrease and we may have to reduce production at our mines until our customer's contractual obligations are honored.

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
  •
  fluctuations in transportation costs and the availability or reliability of transportation; and
  •
  unexpected operational interruptions due to other factors.

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

        White Oak is governed by its board of representatives and, while we are represented on such board, we will not control all of its decisions. Consequently, it may be difficult or impossible for us to cause White Oak to take actions that we believe would be in our or its best interests, and we may be unable to control the amount and timing of cash we will receive from White Oak's operations. Likewise, the White Oak board may control the timing of certain capital investments we are committed to making in White Oak. The lack of control over timing of such revenues and costs could have an adverse impact on the benefits we expect to achieve from the White Oak transactions.

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

        We are subject to numerous and comprehensive federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Certain of these laws and regulations may impose strict liability without regard to fault or legality of the original conduct. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations. Complying with these laws and regulations may be costly and time consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new laws or regulations may be adopted, or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, which could materially affect our mining operations, cash flow, and profitability, either through direct impacts on our mining operations, or indirect impacts that discourage or limit our customers' use of coal. Please read "Item 1. Business—Regulations and Laws."

        State and federal laws addressing mine safety practices impose stringent reporting requirements and civil and criminal penalties for violations. Federal and state regulatory agencies continue to interpret and implement these laws and propose new regulations and standards. Implementing and complying with these laws and regulations has increased and will continue to increase our operational expense and to have an adverse effect on our results of operation and financial position. For more information, please read "Item 1. Business—Regulation and Laws—Mine Health and Safety Laws."

We may be unable to obtain and renew permits necessary for our operations, which could reduce our production, cash flow and profitability.

        Mining companies must obtain numerous governmental permits or approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining. The permitting rules are complex and can change over time. Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. The public has the right to comment on permit applications and otherwise participate in the permitting process, including through court intervention. Accordingly, permits required to conduct our operations may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict our ability to economically conduct our mining operations. Limitations on our ability to conduct our mining operations due to the inability to obtain or renew necessary permits or similar approvals could reduce our production, cash flow and profitability. Please read "Item 1. Business—Regulations and Laws—Mining Permits and Approvals."

        The EPA has begun reviewing permits required for the discharge of overburden from mining operations under Section 404 of the CWA. Various initiatives by the EPA regarding these permits have increased the time required to obtain and the costs of complying with such permits. In addition, the EPA previously exercised its "veto" power to withdraw or restrict the use of previously issued permits in connection with one of the largest surface mining operations in Central Appalachia, although that action was ultimately overturned by a Federal court. As a result of these developments, we may be unable to obtain or experience delays in securing, utilizing or renewing Section 404 permits required for our operations, which could have an adverse effect on our results of operation and financial position. Please read "Item 1. Business—Regulations and Laws—Water Discharge."

Fluctuations in transportation costs and the availability or reliability of transportation could reduce revenues by causing us to reduce our production or by impairing our ability to supply coal to our customers.

        Transportation costs represent a significant portion of the total cost of coal for our customers and, as a result, the cost of transportation is a critical factor in a customer's purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make our coal production less competitive than coal produced from other sources. Disruption of transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks or other events could temporarily impair our ability to supply coal to our customers. Our transportation providers may face difficulties in the future that may impair our ability to supply coal to our customers, resulting in decreased revenues. If there are disruptions of the transportation services provided by our primary rail or barge carriers that transport our coal and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

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

        Various factors could adversely impact the debt and equity capital markets as well as our credit ratings or our ability to remain in compliance with the financial covenants under our current debt agreements, which in turn could have a material adverse effect on our financial condition, results of operations and cash flows. If we are unable to finance our growth and future expansions as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our plans.

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

        The estimates of our coal reserves may vary substantially from actual amounts of coal we are able to economically recover. The reserve data set forth in "Item 2. Properties" represent our engineering estimates. All of the reserves presented in this Annual Report on Form 10-K constitute proven and probable reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may vary considerably from actual results. These factors and assumptions relate to:

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

        The geological characteristics of some of our coal reserves, such as depth of overburden and coal seam thickness, make them difficult and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be mineable at costs comparable to those characteristic of the depleting mines. In addition, permitting, licensing and other environmental and regulatory requirements associated with certain of our mining operations are more costly and time-consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and our customers' ability to use coal produced by, our mines.

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

        Our coal mining operations are affected by commodity prices. We use significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials, including the roof bolts required by the room-and-pillar method of mining. Steel prices and the prices of scrap steel, natural gas and coking coal consumed in the production of iron and steel fluctuate significantly and may change unexpectedly. There may be acts of nature or terrorist attacks or threats that could also impact the future costs of raw materials. Future volatility in the price of steel, petroleum products or other raw materials will impact our operational expenses and could result in significant fluctuations to our profitability.

Our indebtedness may limit our ability to borrow additional funds, make distributions to unitholders or capitalize on business opportunities.

        We have long-term indebtedness, consisting of our outstanding senior unsecured notes, revolving credit facility and term loan agreement. At December 31, 2012, our total long-term indebtedness outstanding was $773.0 million. Our leverage may:

  •
  adversely affect our ability to finance future operations and capital needs;
  •
  limit our ability to pursue acquisitions and other business opportunities;
  •
  make our results of operations more susceptible to adverse economic or operating conditions; and
  •
  make it more difficult to self-insure for our workers' compensation obligations.

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

Federal and state laws require bonds to secure our obligations related to statutory reclamation requirements and workers' compensation and black lung benefits. Our inability to acquire or failure to maintain surety bonds that are required by state and federal law would have a material adverse effect on us.

        Federal and state laws require us to place and maintain bonds to secure our obligations to repair and return property to its approximate original state after it has been mined (often referred to as "reclaim" or "reclamation"), to pay federal and state workers' compensation and pneumoconiosis, or black lung, benefits and to satisfy other miscellaneous obligations. These bonds provide assurance that we will perform our statutorily required obligations and are referred to as "surety" bonds. These bonds are typically renewable on a yearly basis. The failure to maintain or the inability to acquire sufficient surety bonds, as required by state and federal laws, could subject us to fines and penalties and result in the loss of our mining permits. Such failure could result from a variety of factors, including:

  •
  lack of availability, higher expense or unreasonable terms of new surety bonds;
  •
  the ability of current and future surety bond issuers to increase required collateral, or limitations on availability of collateral for surety bond issuers due to the terms of our credit agreements; and
  •
  the exercise by third-party surety bond holders of their rights to refuse to renew the surety.

        We have outstanding surety bonds with governmental agencies for reclamation, federal and state workers' compensation and other obligations. We may have difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits. In addition, those governmental agencies may increase the amount of bonding required. Our inability to acquire or failure to maintain these bonds, or a substantial increase in the bonding requirements, would have a material adverse effect on us.

We and our subsidiaries are subject to various legal proceedings, which may have a material effect on our business.

        We are party to a number of legal proceedings incident to our normal business activities. There is the potential that an individual matter or the aggregation of multiple matters could have an adverse effect on our cash flows, results of operations or financial position. Please see "Item 8. Financial Statements and Supplementary Data—Note 20. Commitments and Contingencies" for further discussion.

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

        The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

        Despite the fact that we are organized as limited partnerships under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

        If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely be liable for state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of the units.

        Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced and the value of our common units could be negatively impacted.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

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

        You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.

Tax gain or loss on the disposition of our units could be more or less than expected.

        If you sell your units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis therein, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation and depletion recapture. In addition, because the amount realized includes a unitholder's share of our non-recourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons owning our units face unique tax issues that may result in adverse tax consequences to them.

        Investment in our units by tax-exempt entities, such as individual retirement accounts (known as "IRAs") and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly-traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

        A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

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

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of us as a partnership for federal income tax purposes.

        We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder's taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS recently announced a relief procedure whereby if a publicly-traded partnership that has technically terminated, requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

You will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our units.

        In addition to U.S. federal income taxes, you will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We may own property or conduct business in other states in the future. It is your responsibility to file all U.S. federal, state and local tax returns.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.            PROPERTIES

Coal Reserves

        We must obtain permits from applicable regulatory authorities before beginning to mine particular reserves. For more information on this permitting process, and matters that could hinder or delay the process, please read "Item 1. Business—Regulation and Laws—Mining Permits and Approvals."

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

        At December 31, 2012, we had approximately 919.5 million tons of coal reserves. Approximately 204.9 million tons of those reserves, located in Hamilton County, Illinois, are leased to White Oak and are not reflected in the operations table below. All of the estimates of reserves presented in the tables below are of proven and probable reserves (as defined below) and adhere to the standards described in U.S. Geological Survey ("USGS") Circular 831 and USGS Bulletin 1450-B. For information on the locations of our mines, please read "Mining Operations" under "Item 1. Business."

        The following table sets forth reserve information at December 31, 2012, about our mining operations:

			Proven and Probable Reserves
							Reserve Assignment		Reserve Control
		Heat Content (BTUs per pound)	Pounds S02 per MMBTU
Operations	Mine Type		<1.2	1.2 - 2.5	>2.5	Total	Assigned	Unassigned	Owned	Leased
			(tons in millions)
Illinois Basin Operations
Dotiki (KY)	Underground	12,100	—	—	47.0	47.0	47.0	—	19.0	28.0
Warrior (KY)	Underground	12,600	—	—	123.7	123.7	84.0	39.7	31.1	92.6
Hopkins (KY)	Underground	12,200	—	—	29.7	29.7	14.7	15.0	5.0	24.7
	/ Surface	11,500	—	—	7.8	7.8	7.8	—	7.8	—
River View (KY)	Underground	11,600	—	—	127.2	127.2	127.2	—	13.2	114.0
Onton (KY)	Underground	11,850	—	—	41.4	41.4	41.4	—	0.6	40.8
Sebree (KY)	Underground	11,400	—	—	26.2	26.2	—	26.2	—	26.2
Pattiki (IL)	Underground	11,500	—	—	46.1	46.1	46.1	—	0.1	46.0
Gibson (North) (IN)	Underground	11,500	—	9.8	8.7	18.5	18.5	—	0.1	18.4
Gibson (South) (IN)	Underground	11,500	—	21.7	45.2	66.9	66.9	—	20.8	46.1

Region Total			—	31.5	503.0	534.5	453.6	80.9	97.7	436.8

Central Appalachian Operations
Pontiki (KY)	Underground	12,900	—	2.9	—	2.9	2.9	—	—	2.9
MC Mining (KY)	Underground	12,600	10.0	0.5	1.5	12.0	12.0	—	1.6	10.4

Region Total			10.0	3.4	1.5	14.9	14.9	—	1.6	13.3

Northern Appalachian Operations
Mettiki (MD)	Underground	12,900	—	1.9	5.3	7.2	7.2	—	—	7.2
Mountain View (WV)	Underground	12,900	—	3.2	2.4	5.6	5.6	—	—	5.6
Tunnel Ridge (PA/WV)	Underground	12,700	—	—	95.7	95.7	95.7	—	—	95.7
Penn Ridge (PA)	Underground	12,500	—	—	56.7	56.7	56.7	—	—	56.7

Region Total			—	5.1	160.1	165.2	165.2	—	—	165.2

Total			10.0	40.0	664.6	714.6	633.7	80.9	99.3	615.3

% of Total			1.4%	5.6%	93.0%	100.0%	88.7%	11.3%	13.9%	86.1%

        The following table sets forth information related to reserves leased to White Oak at December 31, 2012:

Proven and Probable Reserves
							Reserve Assignment		Reserve Control
		Heat Content (BTUs per pound)	Pounds S02 per MMBTU
Operation	Mine Type		<1.2	1.2 - 2.5	>2.5	Total	Assigned	Unassigned	Owned	Leased
(tons in millions)
Illinois Basin Operations
White Oak (IL)	Underground	11,700	—	—	204.9	204.9	204.9	—	11.6	193.3

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

        Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product. All of our reserves are steam coal, except for reserves at Mettiki that can be delivered to the steam or metallurgical markets. The 10.0 million tons of reserves listed as <1.2 pounds of SO2 per million British thermal units ("MMBTU") are compliance coal under Phase II of CAA.

        Assigned reserves are those reserves that have been designated for mining by a specific operation. Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation. British thermal units ("BTU") values are reported on an as shipped, fully washed, basis. Shipments that are either fully or partially raw will have a lower BTU value.

        We control certain leases for coal deposits that are near, but not contiguous to, our primary reserve bases. The tons controlled by these leases are classified as non-reserve coal deposits and are not included in our reported reserves. These non-reserve coal deposits are as follows: Dotiki—6.5 million tons, Pattiki—13.5 million tons, Hopkins County Coal—2.5 million tons, River View—22.6 million tons, Onton—7.2 million tons, Sebree Mining—0.2 million tons, Gibson (North)—6.4 million tons, Gibson (South)—4.7 million tons, Warrior—9.5 million tons, Mettiki—1.8 million tons, Tunnel Ridge—2.3 million tons, Penn Ridge—3.4 million tons and Pontiki—11.7 million tons. In addition, there are 64.3 million tons of coal located near the River View complex and 4.6 million tons of coal located near the Dotiki complex, for total non-reserve coal deposits of 161.2 million tons.

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

Mining Operations

        The following table sets forth production and other data about our mining operations:

		Tons Produced			Transportation	Equipment
Operations	Location	2012	2011	2010
		(in millions)
Illinois Basin Operations
Dotiki	Kentucky	3.4	3.6	3.9	CSX, PAL, truck, barge	CM
Warrior	Kentucky	5.9	5.4	5.8	CSX, PAL, truck, barge	CM
Hopkins	Kentucky	3.1	3.3	3.3	CSX, PAL, truck, barge	CM
River View	Kentucky	8.6	7.6	5.9	Barge	CM
Onton	Kentucky	1.6	—	—	Barge, truck	CM
Pattiki	Illinois	2.4	2.2	1.7	EVWR, barge	CM
Gibson (North)	Indiana	3.4	3.4	3.1	CSX, NS, truck, barge	CM

Region Total		28.4	25.5	23.7

Central Appalachian Operations
Pontiki	Kentucky	0.6	1.0	0.9	NS, truck, barge	CM
MC Mining	Kentucky	1.3	1.5	1.4	CSX, truck, barge	CM

Region Total		1.9	2.5	2.3

Northern Appalachian Operations
Mettiki	Maryland	0.2	0.2	0.4	Truck, CSX	CM, CS
Mountain View	West Virginia	2.3	2.3	2.4	Truck, CSX	LW, CM
Tunnel Ridge	West Virginia	2.0	0.3	0.1	Barge, WLE	LW, CM

Region Total		4.5	2.8	2.9

TOTAL		34.8	30.8	28.9

CSX	- CSX Railroad
NS	- Norfolk Southern Railroad
PAL	- Paducah & Louisville Railroad
CM	- Continuous Miner
LW	- Longwall
EVWR	- Evansville Western Railroad
WLE	- Wheeling & Lake Erie Railroad
CS	- Contour Strip

ITEM 3.            LEGAL PROCEEDINGS

        We are subject to various types of litigation in the ordinary course of our business. We are not engaged in any litigation that we believe is material to our operations, including without limitation, any litigation relating to our long-term coal supply contracts or under the various environmental protection statutes to which we are subject. However, we cannot assure you that disputes or litigation will not arise or that we will be able to resolve any such future disputes or litigation in a satisfactory manner. The information under "General Litigation" and "Other" in "Item 8. Financial Statements and Supplementary Data—Note 20. Commitments and Contingencies" is incorporated herein by this reference.

ITEM 4.            MINE SAFETY DISCLOSURES

        Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common units representing limited partners' interests are listed on the NASDAQ Global Select Market under the symbol "ARLP." The common units began trading on August 20, 1999. On February 15, 2013, the closing market price for the common units was $62.57 per unit. As of February 15, 2013, there were 36,963,054 common units outstanding. There were approximately 36,248 record holders and beneficial owners (held in street name) of common units at December 31, 2012.

        The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit
1st Quarter 2011	$84.10	$62.42	$0.890 (paid May 13, 2011)
2nd Quarter 2011	$82.89	$66.53	$0.9225 (paid August 12, 2011)
3rd Quarter 2011	$80.67	$61.00	$0.955 (paid November 14, 2011)
4th Quarter 2011	$77.00	$58.00	$0.990 (paid February 14, 2012)
1st Quarter 2012	$83.80	$56.69	$1.025 (paid May 15, 2012)
2nd Quarter 2012	$64.99	$50.42	$1.0625 (paid August 14, 2012)
3rd Quarter 2012	$67.10	$55.72	$1.085 (paid November 14, 2012)
4th Quarter 2012	$66.47	$52.21	$1.1075 (paid February 14, 2013)

        We distribute to our partners, on a quarterly basis, all of our available cash. "Available cash", as defined in our partnership agreement, generally means, with respect to any quarter, all cash on hand at the end of each quarter, plus working capital borrowings after the end of the quarter, less cash reserves in the amount necessary or appropriate in the reasonable discretion of our managing general partner to (a) provide for the proper conduct of our business, (b) comply with applicable law or any debt instrument or other agreement of ours or any of our affiliates, and (c) provide funds for distributions to unitholders and the general partners for any one or more of the next four quarters. If quarterly distributions of available cash exceed certain target distribution levels as established in our partnership agreement, our managing general partner will receive distributions based on specified increasing percentages of the available cash that exceed the target distribution levels. The target distribution levels are based on the amounts of available cash from our operating surplus distributed for a given quarter that exceed the minimum quarterly distribution ("MQD") and common unit arrearages, if any. Our partnership agreement defines the MQD as $0.25 for each full fiscal quarter ($1.00 per unit on an annual basis).

        Under the quarterly incentive distribution provisions of the partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.275 per unit, 25% of the amount we distribute in excess of $0.3125 per unit, and 50% of the amount we distribute in excess of $0.375 per unit.

Equity Compensation Plans

        The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters" contained herein.

ITEM 6.            SELECTED FINANCIAL DATA

        Our historical financial data below were derived from our audited consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

	Year Ended December 31,
(in millions, except unit, per unit and per ton data)	2012	2011	2010	2009	2008
Statements of Income
Sales and operating revenues:
Coal sales	$1,979.4	$1,786.1	$1,551.5	$1,163.9	$1,093.1
Transportation revenues	22.0	31.9	33.6	45.7	44.7
Other sales and operating revenues	32.9	25.6	24.9	21.4	18.7

Total revenues	2,034.3	1,843.6	1,610.0	1,231.0	1,156.5

Expenses:
Operating expenses (excluding depreciation, depletion and amortization)	1,303.3	1,131.8	1,009.9	797.6	801.9
Transportation expenses	22.0	31.9	33.6	45.7	44.7
Outside coal purchases	38.6	54.3	17.1	7.5	23.8
General and administrative	58.8	52.3	50.8	41.1	37.2
Depreciation, depletion and amortization	218.1	160.3	146.9	117.5	105.3
Asset impairment charge	19.0	—	—	—	—
Gain from sale of coal reserves	—	—	—	—	(5.2)
Net gain from insurance settlement and other(1)	—	—	—	—	(2.8)

Total operating expenses	1,659.8	1,430.6	1,258.3	1,009.4	1,004.9

Income from operations	374.5	413.0	351.7	221.6	151.6
Interest expense (net of interest capitalized)	(28.7)	(22.0)	(30.1)	(30.8)	(22.1)
Interest income	0.2	0.4	0.2	1.0	3.7
Equity in loss of affiliates, net	(14.7)	(3.4)	—	—	—
Other income	3.2	1.0	0.9	1.3	0.9

Income before income taxes	334.5	389.0	322.7	193.1	134.1
Income tax expense (benefit)	(1.1)	(0.4)	1.7	0.7	(0.5)

Net income	$335.6	$389.4	$321.0	$192.4	$134.6
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.2)	(0.4)

Net income attributable to Alliance Resource Partners, L.P. ("Net Income of ARLP")	$335.6	$389.4	$321.0	$192.2	$134.2

General Partners' interest in Net Income of ARLP	$106.8	$86.3	$73.2	$60.7	$45.7

Limited Partners' interest in Net Income of ARLP	$228.8	$303.1	$247.8	$131.5	$88.5

Basic and diluted net income of ARLP per limited partner unit(2)	$6.12	$8.13	$6.68	$3.56	$2.39

Distributions paid per limited partner unit	$4.1625	$3.6275	$3.205	$2.95	$2.53

Weighted average number of units outstanding-basic and diluted	36,863,022	36,769,126	36,710,431	36,655,555	36,604,707

Balance Sheet Data:
Working capital	$73.0	$269.3	$348.7	$54.9	$239.8
Total assets	1,956.0	1,731.5	1,501.3	1,051.4	1,030.6
Long-term obligations(3)	791.6	688.5	704.2	422.5	440.8
Total liabilities(4)	1,250.5	1,107.8	1,045.5	730.4	740.4
Partners' capital(4)	$705.5	$623.7	$455.8	$321.0	$290.2
Other Operating Data:
Tons sold	35.2	31.9	30.3	25.0	27.2
Tons produced	34.8	30.8	28.9	25.8	26.4
Coal sales per ton sold(5)	$56.28	$55.95	$51.21	$46.60	$40.23
Cost per ton sold(6)	$38.15	$37.15	$33.90	$32.23	$30.39
Other Financial Data:
Net cash provided by operating activities	$555.9	$574.0	$520.6	$282.7	$261.0
Net cash used in investing activities	(623.4)	(401.1)	(295.0)	(320.1)	(184.1)
Net cash provided by (used in) financing activities	(177.7)	(238.9)	92.7	(186.6)	166.8
EBITDA(7)	581.1	570.8	499.5	340.4	257.8
Maintenance capital expenditures(8)	282.6	192.7	90.5	96.1	77.7
(1)
Represents a realized gain in 2008 of $2.8 million on settlement of our claim against the third party that provided security services at the time of the MC Mining Fire Incident.

(2)
Basic and diluted earnings per unit ("EPU") have been restated for the year ending December 31, 2008 due to the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260-10-55-102 through 55-110, Master Limited Partnerships. Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the year ended December 31, 2012 and 2011, long-term incentive plan ("LTIP"), Supplemental Executive Retirement Plan ("SERP") and Directors' compensation units of 344,956 and 409,969, respectively, were considered anti-dilutive. For the years ended December 31, 2010, 2009 and 2008, LTIP units of 232,042, 176,743 and 165,175, respectively, were considered anti-dilutive.

(3)
Long-term obligations include long-term portions of debt and capital lease obligations.

(4)
On January 1, 2009, we adopted FASB ASC 810-10-65 and 810-10-45-16, which amended accounting and reporting standards for noncontrolling ownership interests in subsidiaries. As a result, noncontrolling ownership interest in consolidated subsidiaries is now presented in the consolidated balance sheet within partners' capital as a separate component from the parent's equity. Consolidated Net income now includes earnings attributable to both the parent and the noncontrolling interests.

(5)
Coal sales per ton sold are based on total coal sales divided by tons sold.

(6)
Cost per ton sold is based on the total of operating expenses and outside coal purchases divided by tons sold.

(7)
EBITDA is a financial measure not calculated in accordance with generally accepted accounting principles ("GAAP") and is defined as net income before net interest expense, income taxes and depreciation, depletion and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

        The following table presents a reconciliation of (a) GAAP "Cash Flows Provided by Operating Activities" to non-GAAP EBITDA and (b) non-GAAP EBITDA to GAAP "Net income" (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cash flows provided by operating activities	$555,856	$573,983	$520,588	$282,741	$261,041
Non-cash compensation expense	(7,428)	(6,235)	(4,051)	(3,582)	(3,931)
Asset retirement obligations	(2,853)	(2,546)	(2,579)	(2,678)	(2,827)
Coal inventory adjustment to market	(2,978)	(386)	(498)	(3,030)	(452)
Equity in loss of affiliates, net	(14,650)	(3,404)	—	—	—
Net gain (loss) on foreign currency exchange	—	—	(274)	653	—
Net gain (loss) on sale of property, plant and equipment	(147)	634	(234)	(136)	911
Gain on sale of coal reserves	—	—	—	—	5,159
Loss on retirement of vertical hoist conveyor system	—	—	(1,204)	—	—
Asset impairment charge	(19,031)	—	—	—	—
Other	3,815	(1,488)	(1,448)	(537)	(366)
Net effect of working capital changes	41,109	(10,870)	(42,402)	36,440	(19,661)
Interest expense, net	28,455	21,579	29,862	29,798	18,418
Income tax expense (benefit)	(1,082)	(431)	1,741	708	(480)

EBITDA	581,066	570,836	499,501	340,377	257,812
Depreciation, depletion and amortization	(218,122)	(160,335)	(146,881)	(117,524)	(105,278)
Interest expense, net	(28,455)	(21,579)	(29,862)	(29,798)	(18,418)
Income tax (expense) benefit	1,082	431	(1,741)	(708)	480

Net income	$335,571	$389,353	$321,017	$192,347	$134,596
Net loss attributable to noncontrolling interest	—	—	—	(190)	(420)

Net income of ARLP	$335,571	$389,353	$321,017	$192,157	$134,176

(8)
Our maintenance capital expenditures, as defined under the terms of our partnership agreement, are those capital expenditures required to maintain, over the long-term, the operating capacity of our capital assets.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion of our financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, please see "Item 8. Financial Statements and Supplementary Data—Note 1. Organization and Presentation and Note 2. Summary of Significant Accounting Policies."

Executive Overview

        We are a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users. In 2012, we produced a record 34.8 million tons of coal and sold a record 35.2 million tons. The coal we produced in 2012 was approximately 3.8% low-sulfur coal, 18.8% medium-sulfur coal and 77.4% high-sulfur coal. We classify low-sulfur coal as coal with a sulfur content of less than 1%, medium-sulfur coal as coal with a sulfur content between 1% and 2%, and high-sulfur coal as coal with a sulfur content of greater than 2%.

        We operate eleven underground mining complexes, including the new Tunnel Ridge longwall mine in West Virginia and the Onton mine in west Kentucky acquired on April 2, 2012, and operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. We are constructing an additional mine at our southern Indiana Gibson County Coal mining complex and purchasing and funding development of reserves, constructing surface facilities and making equity investments in White Oak's new mining complex in southern Illinois. Please see "Item 1. Business—Mining Operations" for further discussion of our mines. At December 31, 2012, we had approximately 919.5 million tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. Approximately 204.9 million tons of those reserves are leased to White Oak. For more information on White Oak, please read "Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions." We believe we control adequate reserves to implement our currently contemplated mining plans.

        In 2012, approximately 93.1% of our sales tonnage was purchased by electric utilities, with the balance sold to third-party resellers and industrial consumers. In 2012, approximately 94.2% of our sales tonnage was sold under long-term contracts. Our long-term contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices. In 2012, approximately 94.1% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices. These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.

        As discussed in more detail in "Item 1A. Risk Factors," our results of operations could be impacted by prices for items that are used in coal production such as steel, electricity and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments. Additionally, our results of operations could be impacted by our ability to obtain and renew permits necessary for our operations, secure or acquire coal reserves, or find replacement buyers for coal under contracts with comparable terms to existing contracts. Moreover, the regulatory environment has grown increasingly stringent in recent years. As outlined in "Item 1. Business—Regulation and Laws," a variety of measures taken by regulatory agencies in the U.S. and abroad in response to the perceived threat from climate change attributed to greenhouse gas emissions could substantially increase compliance costs for us and our customers and reduce demand for coal, which could materially and adversely impact our results of operations. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, see "Item 1A. Risk Factors."

        Our principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes. Unlike many of our competitors in the eastern U.S., we employ a totally union-free workforce. Many of the benefits of our union-free workforce are related to higher productivity and are not necessarily reflected in our direct costs. In addition, while we do not pay our customers' transportation costs, they may be substantial and are often the determining factor in a coal consumer's contracting decision. Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern U.S. Our River View and Tunnel Ridge mines and Mt. Vernon transloading facility are located on the Ohio River and our Onton mine is located on the Green River in western Kentucky.

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

        We have five reportable segments: the Illinois Basin, Central Appalachia, Northern Appalachia, White Oak and Other and Corporate. The first three reportable segments correspond to the three major coal producing regions in the eastern U.S. Factors similarly affecting financial performance of our operating segments within each of these three reportable segments include coal quality, coal seam height, mining and transportation methods and regulatory issues. The White Oak reportable segment is comprised of our activities associated with the White Oak longwall Mine No. 1 development project in southern Illinois more fully described below.

  •
  Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal's Dotiki mining complex, Gibson County Coal's mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal's Elk Creek mining complex, White County Coal's Pattiki mining complex, Warrior's mining complex, the Sebree Mining complex, which includes the Onton mine, Steamport and certain Sebree Reserves, River View's mining complex, CR Services, and certain properties of Alliance Resource Properties, ARP Sebree and ARP Sebree South. The development of the Gibson South mine is currently underway and we are in the process of permitting the Sebree Reserves and related property for future mine development. For information regarding the permitting process and matters that could hinder or delay the process, please read "Item 1. Business—Regulation and Laws—Mining Permits and Approvals" and for information regarding the acquisition of the Onton mine which was added to the Illinois Basin segment in April 2012, please read "Item 8. Financial Statements and Supplementary Data—Note 4. Acquisition of Business" of this Annual Report on Form 10-K.

  •
  Central Appalachian reportable segment is comprised of two operating segments, the MC Mining and Pontiki mining complexes. The Pontiki mining complex was idled on August 29, 2012 and resumed operations on November 25, 2012. Please read "Item 8. Financial Statements and Supplementary Data—Note 5. Asset Impairment Charge" of this Annual Report on Form 10-K and discussions below regarding an asset impairment charge of $19.0 million related to the idling of our Pontiki mining complex.

  •
  Northern Appalachian reportable segment is comprised of multiple operating segments, including Mettiki (MD)'s mining complex, Mettiki (WV)'s Mountain View mining complex, two small third-party mining operations (one of which ceased operations in July 2011), the Tunnel Ridge mining complex and the Penn Ridge Coal property. In May 2012, longwall production began at the Tunnel Ridge mine. We are in the process of permitting the Penn Ridge property for future mine development. For information regarding the permitting process and matters that could hinder or delay the process, please read "Item 1. Business—Regulation and Laws—Mining Permits and Approvals."

  •
  White Oak reportable segment is comprised of two operating segments, WOR Processing and WOR Properties. WOR Processing includes both the surface operations at White Oak currently under construction and the equity investment in White Oak. WOR Properties owns reserves acquired from White Oak and is committed to acquiring additional reserves from White Oak with a lease-back arrangement. WOR Properties has also completed initial funding commitments to White Oak for development of these reserves. The White Oak reportable segment also includes two loans to White Oak from our Intermediate Partnership, one for the acquisition of mining equipment (which was repaid and terminated in June 2012) and another to construct certain surface facilities. For more information on White Oak, please read "Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions" of this Annual Report on Form 10-K.

  •
  Other and Corporate reportable segment includes marketing and administrative expenses, Alliance Service, Inc. ("ASI") and Matrix Group and ASI's ownership of aircraft, the Mt. Vernon dock activities, coal brokerage activity, our equity investment in MAC, and certain activities of Alliance Resource Properties. For more information on ASI, please read "Item 8. Financial Statements and Supplementary Data—Note 19. Related-Party Transactions" of this Annual Report on Form 10-K.

  How We Evaluate Our Performance

        Our management uses a variety of financial and operational measurements to analyze our performance. Primary measurements include the following: (1) raw and saleable tons produced per unit shift; (2) coal sales price per ton; (3) Segment Adjusted EBITDA Expense per ton; (4) EBITDA; and (5) Segment Adjusted EBITDA.

        Raw and Saleable Tons Produced per Unit Shift.    We review raw and saleable tons produced per unit shift as part of our operational analysis to measure the productivity of our operating segments which is significantly influenced by mining conditions and the efficiency of our preparation plants. Our discussion of mining conditions and preparation plant costs are found below under "—Analysis of Historical Results of Operations" and therefore provides implicit analysis of raw and saleable tons produced per unit shift.

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

        EBITDA.    We define EBITDA (a non-GAAP financial measure) as net income before net interest expense, income taxes and depreciation, depletion and amortization. EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

        Segment Adjusted EBITDA.    We define Segment Adjusted EBITDA (a non-GAAP financial measure) as net income before net interest expense, income taxes, depreciation, depletion and amortization, corporate general and administrative expenses and asset impairment charge. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

  Health Care Reform

        On March 23, 2010, President Obama signed into law the PPACA. Additionally, on March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. Implementation of the PPACA and the Health Care and Education Reconciliation Act (collectively, the "Health Care Act") will result in comprehensive changes to health care in the U.S. Implementation of this legislation is planned to occur in phases, with standard plan changes already taking effect and extending through 2018.

        The Health Care Act continues to have implications on benefit plan eligibility, coverage requirements, and benefit standards and limitations. In the long-term, our plan's health care costs are expected to increase for various reasons due to the Health Care Act, including the potential impact of an excise tax on "high cost" plans (beginning in 2018), among other standard requirements. We have chosen not to "grandfather" our health care plan as allowed under the Health Care Act. This decision allows us to make benefit modifications that encourage participants to use high-value, lower-cost medical-care options such as on-site medical services, generic preferred medications, and urgent-care centers instead of emergency rooms.

        In June 2012, the U.S. Supreme Court upheld the Health Care Act. As a result, we anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of the Health Care Act and reporting required thereunder. However, until these regulations and interpretations are published, we are unable to reasonably estimate the further impact of the federal mandate requirements on our future health care costs.

        The Health Care Act also amended previous legislation related to coal workers' pneumoconiosis, or black lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to our current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to our black lung obligation at December 31, 2010. This increase to our obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as we do not have sufficient information to determine what, if any, claims will be filed until regulations are issued or claim development patterns are identified through future litigation of claims. The issuance of these regulations, if any, is currently uncertain and may take place over the next several years.

        We will continue to evaluate the potential impact of the legislation on our self-insured long-term disability plan, black lung liabilities, results of operations and internal controls as governmental agencies issue interpretations regarding the meaning and scope of the Health Care Act. However, we believe it is likely that our costs will continue to increase as a result of these provisions, which may have an adverse impact on our results of operations and cash flows.

  Analysis of Historical Results of Operations

  2012 Compared with 2011

        We reported net income of $335.6 million in 2012 compared to $389.4 million in 2011. This decrease of $53.8 million was principally due to higher operating expenses and depreciation, depletion and amortization, reduced coal sales volumes from our Mettiki mine into the metallurgical export markets, an asset impairment charge related to our Pontiki mining complex, and the increase in the pass through of losses, as anticipated, related to our investments in the White Oak Mine No. 1 development project. These decreases to net income were offset partially by record revenues driven by record tons sold, resulting primarily from the start-up of longwall production from our Tunnel Ridge mine, increased production from our River View mine, and production from the recently acquired Onton mine, as well as improved pricing from our Illinois Basin coal contracts. Higher operating expenses resulted from increased sales and production volumes, which particularly impacted materials and supplies expenses, labor-related expenses, maintenance costs and sales-related expenses. Also, higher operating expenses per ton reflect significantly lower coal recoveries from our Dotiki run-of-mine production as the mine completed its transition into a new coal seam during 2012 and the impact of regulatory actions on production and margins at our Central Appalachian mines and particularly our Pontiki mine. Anticipated increases in depreciation, depletion and amortization were attributable to the start-up of longwall production at the Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to infrastructure improvements at various other operations.

        Increased revenues reflect record sales and production volumes, which increased to 35.2 million tons sold and 34.8 million tons produced in 2012 compared to 31.9 million tons sold and 30.8 million tons produced in 2011. A higher average coal sales price in 2012, which increased to $56.28 per ton sold as compared to $55.95 per ton sold in 2011, resulted from improved contract pricing for Illinois Basin coal sales offset partially by lower coal volumes sold by our Mettiki mine into the metallurgical export markets. The increase in produced tons primarily reflects increased production at our Tunnel Ridge mine, which initiated longwall production in May 2012, expansion of production at our River View and Warrior mines and the acquisition of the Onton mine in April 2012.

	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)		(per ton sold)
Tons sold	35,170	31,925	N/A	N/A
Tons produced	34,800	30,753	N/A	N/A
Coal sales	$1,979,437	$1,786,089	$56.28	$55.95
Operating expenses and outside coal purchases	$1,341,898	$1,186,030	$38.15	$37.15

        Coal sales.    Coal sales increased 10.8% to $2.0 billion in 2012 from $1.8 billion in 2011. The increase of $193.3 million reflected the benefit of record tons sold (contributing $181.7 million in additional coal sales) and record average coal sales prices (contributing $11.6 million in coal sales). Average coal sales price increased $0.33 per ton sold in 2012 to $56.28 per ton compared to $55.95 per ton in 2011, primarily as a result of improved contract pricing in the Illinois Basin region offset partially by reduced Mettiki coal sales into the metallurgical export markets.

        Operating expenses and outside coal purchases.    Operating expenses and outside coal purchases increased 13.1% to $1.3 billion in 2012 from $1.2 billion in 2011 primarily due to record coal sales and production volumes. On a per ton basis, operating expenses and outside coal purchases increased 2.7% to

$38.15 per ton sold from $37.15 in 2011. In addition to the impact of record volumes, increased operating expenses reflect various other factors, the most significant of which are discussed below:

  •
  Labor and benefit expenses per ton produced, excluding workers' compensation, increased 3.4% to $12.48 per ton in 2012 from $12.07 per ton in 2011. The increase of $0.41 per ton reflects wage increases and higher benefit expenses, particularly increased health care and retirement expenses, the impact of increased headcount at Tunnel Ridge as we continued to hire and train additional employees prior to the start-up of longwall operations and, as discussed above, the production impacts resulting from Dotiki's lower coal recoveries and regulatory actions at our Central Appalachian mines, offset partially by higher production at our Tunnel Ridge mine, subsequent to the start-up of longwall production, and our River View and Warrior mines;

  •
  Material and supplies expenses per ton produced increased to $12.36 per ton in 2012 from $12.26 per ton in 2011. The increase of $0.10 per ton resulted from higher costs for certain products and services, primarily contract labor used in the mining process (increase of $0.43 per ton), partially offset by lower roof support expenses per ton (decrease of $0.20 per ton) and certain safety-related materials and supplies expenses per ton (decrease of $0.10 per ton);

  •
  Production taxes and royalties (which were incurred as a percentage of coal sales or based on coal volumes) increased $0.24 per produced ton sold in 2012 compared to 2011, primarily resulting from an increased mix of sales and production from certain mines as discussed above, in states with higher severance tax rates; and

  •
  Capitalization of mine development expenses related to the construction of the Tunnel Ridge mine declined $23.6 million in 2012 compared to 2011. Capitalized development ceased in May 2012 with the startup of longwall production. Please read "Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies" of this Annual Report on Form 10-K for discussion of capitalized mine development costs.

Operating expenses and outside coal purchases per ton increases discussed above were offset by the following per ton decreases:

  •
  Workers' compensation expenses per ton produced decreased to $0.70 per ton in 2012 from $0.79 per ton in 2011. The decrease of $0.09 per ton resulted primarily from favorable reserve adjustments for claims incurred in prior years;

  •
  Contract mining expenses decreased $3.1 million in 2012 compared to 2011. The decrease primarily reflects the permanent closure in July 2011 of one third-party mining operation at our Mettiki mining complex in the Northern Appalachian region; and

  •
  Outside coal purchases decreased to $38.6 million in 2012 from $54.3 million in 2011. The decrease of $15.7 million was primarily attributable to decreased purchases of brokerage coal and coal for sale into the metallurgical export markets. Coal purchase costs per ton are typically higher than our production costs per ton, thus significantly lower volumes of coal purchases in 2012 compared to 2011 reduced our overall total expense per ton.

        Other sales and operating revenues.    Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services and administrative services revenue from affiliates. Other sales and operating revenues increased to $32.8 million in 2012 from $25.5 million in 2011. The increase of $7.3 million was primarily attributable to amounts received from a customer for the partial buy-out of a certain Northern Appalachian coal contract.

        General and administrative.    General and administrative expenses for 2012 increased to $58.7 million compared to $52.3 million in 2011. The increase of $6.4 million was primarily due to increases in other professional services and higher salary and incentive compensation expenses resulting, in part, from increased headcount.

        Depreciation, depletion and amortization.    Depreciation, depletion and amortization increased to $218.1 million in 2012 compared to $160.3 million in 2011. The increase of $57.8 million was primarily attributable to the start-up of longwall production at the Tunnel Ridge mine, the addition of the Onton mine and capital expenditures related to infrastructure improvements at various other operations.

        Asset impairment charge.    In 2012, we recorded an asset impairment charge of $19.0 million associated with the long-lived assets at our Pontiki mining complex. Due to regulatory actions requiring certain surface facility repairs, the Pontiki mining complex was idled from August 29, 2012 to November 25, 2012. The asset impairment charge is primarily the result of the mine being idled, increased regulatory costs and uncertainty regarding the mine's future operations and market opportunities as discussed in more detail below and in "Item 8. Financial Statements and Supplementary Data—Note 5. Asset Impairment Charge."

        Interest expense.    Interest expense, net of capitalized interest, increased to $28.7 million in 2012 from $22.0 million in 2011. The increase of $6.7 million was principally attributable to lower capitalized interest in 2012 compared to 2011 due to a nonrecurring adjustment to capitalized interest in 2011, and increased borrowings under our revolving credit facility during 2012, as well as a $1.1 million write-off of deferred debt issuance costs in 2012 related to the early termination of a term loan. These increases were partially offset by reduced interest expense resulting from our August 2012 principal repayment of $18.0 million on our original senior notes issued in 1999 and lower rates and fees under our new term loan and revolving credit facility. The term loan and revolving credit facility entered into during 2012 are discussed in more detail below under "Debt Obligations." For more information on the nonrecurring adjustment to capitalized interest, please read "Item 8. Financial Statements and Supplementary Data—Note 23. Selected Quarterly Financial Data (Unaudited)."

        Equity in loss of affiliates, net.    Equity in loss of affiliates, net includes our share of the results of operations of our equity investments in White Oak and MAC. As anticipated, equity in loss of affiliates was $14.7 million in 2012 compared to $3.4 million in 2011, which was primarily attributable to losses allocated to us due to our equity investment in White Oak which began in September 2011. For more information regarding White Oak, please read "Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions" of this Annual Report on Form 10-K.

        Transportation revenues and expenses.    Transportation revenues and expenses each decreased to $22.0 million in 2012 from $31.9 million in 2011. The decrease of $9.9 million was primarily attributable to reduced tonnage in 2012 for which we arranged the transportation compared to 2011, as well as a decrease in average transportation rates in 2012. The cost of transportation services are passed through to our customers. Consequently, we do not realize any gain or loss on transportation revenues.

        Income tax benefit.    Income tax benefit was $1.1 million in 2012 compared to $0.4 million in 2011. Income taxes are primarily due to the operations of Matrix Design. The income tax benefit for 2012 was due to a net operating loss carryforward related to Matrix Design from prior years, as well as research and development tax credits earned by Matrix Design.

        Segment Information.    Our 2012 Segment Adjusted EBITDA increased 5.7% to $658.8 million from 2011 Segment Adjusted EBITDA of $623.2 million. Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,
	2012	2011	Increase (Decrease)
Segment Adjusted EBITDA
Illinois Basin	$593,054	$505,113	$87,941	17.4%
Central Appalachia	25,712	53,729	(28,017)	(52.1)%
Northern Appalachia	47,933	62,395	(14,462)	(23.2)%
White Oak	(13,987)	(4,407)	(9,580)	(1)
Other and Corporate	6,122	6,340	(218)	(3.4)%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA(2)	$658,834	$623,170	$35,664	5.7%

Tons sold
Illinois Basin	28,294	25,561	2,733	10.7%
Central Appalachia	1,951	2,548	(597)	(23.4)%
Northern Appalachia	4,670	3,277	1,393	42.5%
White Oak	—	—	—	—
Other and Corporate	255	539	(284)	(52.7)%
Elimination	—	—	—	—

Total tons sold	35,170	31,925	3,245	10.2%

Coal sales
Illinois Basin	$1,485,640	$1,289,590	$196,050	15.2%
Central Appalachia	156,836	204,673	(47,837)	(23.4)%
Northern Appalachia	315,801	262,286	53,515	20.4%
White Oak	—	—	—	—
Other and Corporate	21,160	29,540	(8,380)	(28.4)%
Elimination	—	—	—	—

Total coal sales	$1,979,437	$1,786,089	$193,348	10.8%

Other sales and operating revenues
Illinois Basin	$2,183	$1,638	$545	33.3%
Central Appalachia	23	157	(134)	(85.4)%
Northern Appalachia	9,869	3,427	6,442	(1)
White Oak	—	—	—	—
Other and Corporate	37,283	35,478	1,805	5.1%
Elimination	(16,528)	(15,168)	(1,360)	9.0%

Total other sales and operating revenues	$32,830	$25,532	$7,298	28.6%

Segment Adjusted EBITDA Expense
Illinois Basin	$894,769	$786,116	$108,653	13.8%
Central Appalachia	131,148	151,101	(19,953)	(13.2)%
Northern Appalachia	277,736	203,317	74,419	36.6%
White Oak	(1,347)	155	(1,502)	(1)
Other and Corporate	53,005	59,526	(6,521)	(11.0)%
Elimination	(16,528)	(15,168)	(1,360)	9.0%

Total Segment Adjusted EBITDA Expense(3)	$1,338,783	$1,185,047	$153,736	13.0%

(1)
Percentage increase or decrease was greater than or equal to 100%.

(2)
Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, interest, general and administration expenses and asset impairment charge. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

  Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses, which are discussed above under "—Analysis of Historical Results of Operations," from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

  The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2012	2011
Segment Adjusted EBITDA	$658,834	$623,170
General and administrative	(58,737)	(52,334)
Depreciation, depletion and amortization	(218,122)	(160,335)
Asset impairment charge	(19,031)	—
Interest expense, net	(28,455)	(21,579)
Income tax benefit	1,082	431

Net income	$335,571	$389,353

(3)
Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. In our evaluation of EBITDA, which is discussed above under "—How We Evaluate Our Performance," Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

  The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2012	2011
Segment Adjusted EBITDA Expense	$1,338,783	$1,185,047
Outside coal purchases	(38,607)	(54,280)
Other income	3,115	983

Operating expense (excluding depreciation, depletion and amortization)	$1,303,291	$1,131,750

        Illinois Basin—Segment Adjusted EBITDA increased 17.4% to $593.1 million in 2012 from $505.1 million in 2011. The increase of $88.0 million was primarily attributable to increased tons sold, which rose 10.7% to 28.3 million tons sold in 2012, as well as improved contract pricing resulting in a higher average coal sales price of $52.51 per ton in 2012 compared to $50.45 per ton in 2011. Coal sales increased 15.2% to $1.5 billion in 2012 compared to $1.3 billion in 2011. The increase of $0.2 billion reflects the higher average coal sales price discussed above as well as increased tons produced and sold from expansion of production at our River View and Warrior mines and the addition of the Onton mine, offset partially by the impact of difficult mining conditions at our Dotiki and Hopkins mines. Total Segment Adjusted EBITDA Expense in 2012 increased 13.8% to $894.8 million from $786.1 million in 2011 and increased $0.87 per ton sold to $31.62 from $30.75 per ton sold, primarily as a result of certain cost variances described above in the discussion of consolidated operating expenses, lower coal recoveries at our Dotiki mine as it completed transition into a new coal seam and the Hopkins mine due to adverse geological conditions, and higher cost per ton production from the Onton mine acquired on April 2, 2012. The Dotiki mine completed the transfer of all mining units to the new seam in mid-September 2012.

        Central Appalachia—For 2012, Central Appalachia tons sold decreased 23.4% to 2.0 million tons sold. The decrease in tons sold was primarily due to regulatory actions which idled the Pontiki mining complex from August 29, 2012 to November 25, 2012, in addition to an MSHA required mining unit reduction at both Central Appalachian mines in recent quarters. This decrease in tons sold resulted in lower Segment Adjusted EBITDA, which decreased 52.1% to $25.7 million in 2012 compared to $53.7 million in 2011, and total Segment Adjusted EBITDA Expense for 2012, which decreased 13.2% to $131.1 million from $151.1 million in 2011. Although Segment Adjusted EBITDA Expense decreased in 2012, Segment Adjusted EBITDA Expense per ton increased 13.3% to $67.22 per ton in 2012 from $59.31 per ton in 2011 primarily as a result of production issues discussed above and related lower coal sales volumes, as well as other cost increases described above in the discussion of consolidated operating expenses. For additional detail related to the Pontiki mining complex read below and "Item 8. Financial Statements and Supplementary Data—Note 5. Asset Impairment Charge."

        Northern Appalachia—Segment Adjusted EBITDA decreased 23.2% to $47.9 million in 2012, compared to $62.4 million in 2011. The decrease of $14.5 million was primarily attributable to decreased coal volumes sold into the metallurgical export markets resulting in a lower average sales price of $67.62 per ton sold in 2012 compared to $80.05 per ton sold in 2011. This decrease in coal sales price per ton was partially offset by increased tons sold, which increased 42.5% to 4.7 million tons in 2012 due to the start-up of longwall production at the Tunnel Ridge mine, which began in May 2012. The start-up of longwall production at Tunnel Ridge was also the primary reason for a 36.6% increase in Segment Adjusted EBITDA Expense in 2012 to $277.7 million compared to $203.3 million in 2011. Although Segment Adjusted EBITDA Expense increased in 2012, Segment Adjusted EBITDA Expense per ton decreased by $2.58 per ton sold to $59.47 from $62.05 in 2011, primarily due to the lower cost per ton from longwall production at Tunnel Ridge and lower costs at our Mettiki complex due to reduced coal processing expenses and coal purchases.

        White Oak—Segment Adjusted EBITDA was $(14.0) million in 2012 primarily due to losses allocated to us due to our equity investment in White Oak compared to $(4.4) million in 2011. Our investment in White Oak began in September 2011.

        Other and Corporate—Coal sales decreased $8.4 million to $21.2 million in 2012 due to lower coal brokerage sales. Segment Adjusted EBITDA Expense decreased 11.0% to $53.0 million for 2012, primarily due to lower outside coal purchases, offset in part by increased component expenses related to Matrix Group safety equipment sales.

  2011 Compared with 2010

        We reported record net income of $389.4 million in 2011 compared to $321.0 million in 2010. This increase of $68.4 million was principally due to increased tons sold and improved contract pricing resulting in an average coal sales price of $55.95 per ton sold, as compared to $51.21 per ton sold in 2010. We sold 31.9 million tons and produced 30.8 million tons in 2011 compared to 30.3 million tons sold and 28.9 million tons produced in 2010. This increase in tons sold and produced primarily reflects increased production from our River View mine and the resumption of full production at our Pattiki mine in early 2011, as well as expanded coal brokerage activity. Higher operating expenses during 2011 resulted primarily from increased sales and production volumes, which particularly impacted materials and supplies expenses, sales-related expenses, maintenance costs and labor costs. Increased operating expenses also reflect increased incidental production at our Tunnel Ridge mine and higher outside coal purchases.

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

        Operating expenses and outside coal purchases.    Operating expenses and outside coal purchases increased 15.5% to $1.2 billion in 2011 from $1.0 billion in 2010 primarily due to record coal sales and production volumes. On a per ton basis, operating expenses and outside coal purchases increased 9.6% to $37.15 per ton sold. In addition to the impact of record volumes, operating expenses were impacted by various other factors, the most significant of which are discussed below:

  •
  Labor and benefit expenses per ton produced, excluding workers' compensation, increased 10.0% to $12.07 per ton in 2011 from $10.97 per ton in 2010. The increase of $1.10 per ton represents increased labor costs at our Illinois Basin mines and our Mettiki mine, as well as higher mine development labor and benefits at our Tunnel Ridge mine, partially offset by increased production at our River View, Pattiki and MC Mining mines;

  •
  Workers' compensation expenses per ton produced increased to $0.79 per ton in 2011 from $0.72 per ton in 2010. The increase of $0.07 per ton primarily reflected a non-cash charge that resulted from a decrease in the discount rate to 3.75% at the end of 2011 from 4.70% at the end of 2010;

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

  •
  Operating expenses per ton sold for 2011 benefited, compared to 2010, from lower sales of beginning-of-the- year coal inventory, which typically bears a seasonally higher cost per ton. Beginning-of-the-year coal inventories were 0.3 million tons and 1.3 million tons for 2011 and 2010, respectively;

  •
  Operating expenses in 2010 included $1.2 million for the retirement of certain assets resulting from the failure of the vertical hoist conveyor system at our Pattiki mine. For more information, please read "Part II. Item 8. Financial Statements and Supplementary Data—Note 3. Pattiki Vertical Hoist Conveyor System Failure in 2010" of this Annual Report on Form 10-K; and

  •
  Outside coal purchases increased to $54.3 million in 2011 from $17.1 million in 2010. The increase of $37.2 million was primarily attributable to increased coal brokerage activity as well as Mettiki's higher tons and cost per ton of coal purchased, both in 2011.

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

        Interest expense.    Interest expense, net of capitalized interest, decreased to $22.0 million in 2011 from $30.1 million in 2010. The decrease of $8.1 million was principally attributable to a nonrecurring adjustment to capitalized interest and reduced interest expense resulting from annual principal repayments made during August 2011 and 2010 of $18.0 million on our original senior notes issued in 1999, partially offset by increased interest expense resulting from our $300 million term loan, which was completed in the fourth quarter of 2010 and is discussed in more detail below under "—Debt Obligations." For more information on the nonrecurring adjustment to capitalized interest, please read "Item 8. Financial Statements and Supplementary Data—Note 23. Selected Quarterly Financial Data (Unaudited)" of this Annual Report on Form 10-K.

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

        Income tax expense (benefit).    The income tax benefit was $0.4 million in 2011 compared to income tax expense of $1.7 million in 2010. Income taxes are primarily due to the operations of Matrix Design, which is owned by our subsidiary, ASI. The income tax benefit was due to operating losses in 2011 from our Matrix Design operation.

        Segment Information.    Our 2011 Segment Adjusted EBITDA increased 13.2% to $623.2 million from 2010 Segment Adjusted EBITDA of $550.3 million. Segment Adjusted EBITDA, tons sold, coal sales,

other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows (in thousands):

	Year Ended December 31,
	2011	2010	Increase (Decrease)
Segment Adjusted EBITDA
Illinois Basin	$505,113	$460,592	$44,521	9.7%
Central Appalachia	53,729	36,714	17,015	46.3%
Northern Appalachia	62,395	46,702	15,693	33.6%
White Oak	(4,407)	—	(4,407)	(1)
Other and Corporate	6,340	6,311	29	0.5%
Elimination	—	—	—	—

Total Segment Adjusted EBITDA(2)	$623,170	$550,319	$72,851	13.2%

Tons sold
Illinois Basin	25,561	24,763	798	3.2%
Central Appalachia	2,548	2,221	327	14.7%
Northern Appalachia	3,277	3,256	21	0.6%
White Oak	—	—	—	—
Other and Corporate	539	55	484	(1)
Elimination	—	—	—	—

Total tons sold	31,925	30,295	1,630	5.4%

Coal sales
Illinois Basin	$1,289,590	$1,176,275	$113,315	9.6%
Central Appalachia	204,673	164,834	39,839	24.2%
Northern Appalachia	262,286	207,057	55,229	26.7%
White Oak	—	—	—	—
Other and Corporate	29,540	3,373	26,167	(1)
Elimination	—	—	—	—

Total coal sales	$1,786,089	$1,551,539	$234,550	15.1%

Other sales and operating revenues
Illinois Basin	$1,638	$1,357	$281	20.7%
Central Appalachia	157	199	(42)	(21.1)%
Northern Appalachia	3,427	3,520	(93)	(2.6)%
White Oak	—	—	—	—
Other and Corporate	35,478	41,681	(6,203)	(14.9)%
Elimination	(15,168)	(21,815)	6,647	30.5%

Total other sales and operating revenues	$25,532	$24,942	$590	2.4%

Segment Adjusted EBITDA Expense
Illinois Basin	$786,116	$717,040	$69,076	9.6%
Central Appalachia	151,101	128,318	22,783	17.8%
Northern Appalachia	203,317	163,876	39,441	24.1%
White Oak	155	—	155	(1)
Other and Corporate	59,526	38,743	20,783	53.6%
Elimination	(15,168)	(21,815)	6,647	30.5%

Total Segment Adjusted EBITDA Expense(3)	$1,185,047	$1,026,162	$158,885	15.5%

(1)
Percentage increase or decrease was greater than or equal to 100%.

(2)
Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, general and administration expenses and asset impairment charge. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

  Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA. In addition, the exclusion of corporate general and administrative expenses, which are discussed above under "—Analysis of Historical Results of Operations," from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

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

(3)
Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. In our evaluation of EBITDA, which is discussed above under "—How We Evaluate Our Performance," Segment Adjusted EBITDA Expense is a key component of EBITDA in addition to coal sales and other sales and operating revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

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

        Illinois Basin—Segment Adjusted EBITDA increased 9.7% to $505.1 million in 2011 from $460.6 million in 2010. The increase of $44.5 million was primarily attributable to improved contract pricing resulting in a higher average coal sales price of $50.45 per ton during 2011 compared to $47.50 per ton in 2010, as well as increased tons sold, which increased 3.2% to 25.6 million tons sold in 2011. Coal sales increased 9.6% to $1.3 billion in 2011 compared to $1.2 billion in 2010. The increase of $0.1 billion reflects the increase in average coal sales price discussed above and increased tons produced and sold from expansion of production capacity at our River View mine and resumption of full production at our Pattiki mine in the first quarter of 2011, offset partially by difficult mining conditions at our Dotiki and Warrior mines. Total Segment Adjusted EBITDA Expense in 2011 increased 9.6% to $786.1 million from $717.0 million in 2010, an increase of $1.79 per ton sold to $30.75 from $28.96 per ton sold, primarily as a result of certain cost increases described above under consolidated operating expenses, as well as lower production at the Dotiki and Warrior mines due to difficult mining conditions and weather related disruptions at the Gibson North mine. The per ton increases were partially offset by higher production at our River View and Pattiki mines in 2011 and the impact on 2010 of a $1.2 million loss on the retirement of certain assets related to the failed vertical hoist conveyor system at our Pattiki mine. For more information on Pattiki, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Pattiki Vertical Hoist Conveyor System Failure in 2010" of this Annual Report on Form 10-K.

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

Pattiki Vertical Hoist Conveyor System Failure in 2010

        On May 13, 2010, White County Coal's Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. Our operating expenses for the year ended December 31, 2010 include $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. As the loss on the vertical hoist conveyor system did not exceed the deductible under our commercial property (including business interruption) insurance policies, we did not recover any amounts under such policies.

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

Pontiki Mine Asset Impairment Charge

        Pontiki's mining complex in Martin County, Kentucky was idled from August 29, 2012 to November 25, 2012. MSHA ordered the closure of the coal preparation plant and associated surface facilities at the Pontiki mining complex following the failure on August 23, 2012 of a belt line between two clean coal stacking tubes. MSHA required a comprehensive structural inspection of all the surface facilities by an independent bridge engineering firm before the surface facilities could be reopened. Although the Pontiki mining complex resumed operations to fulfill contractual obligations for the delivery of coal in 2013 under existing coal sales agreements, significant uncertainty remains regarding market demand and pricing for coal from Pontiki beyond 2013. This uncertainty along with the likelihood of future cost increases arising from stringent regulatory oversight places the long-term viability of Pontiki at significant risk.

        As a result of the above events, which included uncertainty around the future operations of the mine and the required additional repair costs, and our assessment of related risks, we concluded that indicators of impairment were present and the carrying value of the asset group representing the Pontiki mining complex ("Pontiki Assets") was not fully recoverable. We estimated the fair value of the Pontiki Assets and determined it was exceeded by the carrying value and accordingly, we recorded an asset impairment charge of $19.0 million in our Central Appalachian segment during the quarter ended September 30, 2012 to reduce the carrying value of the Pontiki Assets to their estimated fair value of $16.1 million. The fair value of the Pontiki Assets was determined using the market and cost valuation techniques. The fair value analysis was based on the marketability of coal properties in the current market environment, discounted projected future cash flows, and estimated fair value of assets that could be sold or used at other operations. These estimates incorporate certain assumptions, including replacement cost of equipment and marketability of coal reserves in the Central Appalachian region, and it is possible that the estimates may change in the future resulting in the need to adjust our determination of fair value. The asset impairment established a new cost basis on which depreciation, depletion and amortization is calculated for the Pontiki Assets.

Ongoing Acquisition Activities

        Consistent with our business strategy, from time to time we engage in discussions with potential sellers regarding our possible acquisitions of certain assets and/or companies of the sellers.

Liquidity and Capital Resources

  Liquidity

        We have historically satisfied our working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations, cash provided by the issuance of debt or equity and borrowings under credit facilities. We believe that existing cash balances, future cash flows from operations, borrowings under credit facilities, and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional equity investments, debt payments, commitments and distribution payments. Our ability to satisfy our obligations and planned expenditures will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond our control. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please see "Item 1A. Risk Factors."

        On September 22, 2011 (the "Transaction Date"), we entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. At December 31, 2012, we had funded $191.0 million related to these transactions and we expect to fund a total of approximately $300.5 million to $425.5 million from the Transaction Date through the next two to three years, which includes the funding made to White Oak through December 31, 2012 discussed above. We plan to utilize existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity to fund our commitments to the White Oak project. For more information on the White Oak transactions, please read "Part II. Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions" of this Annual Report on Form 10-K.

  Cash Flows

        Cash provided by operating activities was $555.9 million in 2012 compared to $574.0 million in 2011. The decrease in cash provided by operating activities was primarily due to lower net income and increased coal inventory levels, certain prepaid expenses and accounts receivable in 2012 compared to 2011.

        Net cash used in investing activities was $623.4 million in 2012 compared to $401.1 million in 2011. The increase in cash used for investing activities was primarily attributable to the purchase of the Onton mine, higher capital expenditures for mine infrastructure and equipment at various mines, particularly the Warrior, River View, and MC Mining mines, and our funding of the White Oak project during 2012. For information regarding the acquisition of the Onton mine and White Oak, please read "Item 8. Financial Statements and Supplementary Data—Note 4. Acquisition of Business" and "Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions" of this Annual Report on Form 10-K.

        Net cash used in financing activities was $177.7 million in 2012 compared to $238.9 million in 2011. The decrease in cash used in financing activities was primarily attributable to the proceeds from the $250 million term loan completed on May 23, 2012 and net borrowings under our credit facility during 2012, partially offset by the repayment of the $300 million term loan and $18.0 million in senior notes and increased distributions paid to partners in 2012.

        We have various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated future asset retirement obligations costs, workers' compensation and pneumoconiosis, capital projects and pension funding. We expect to fund these commitments with existing cash balances, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity. The following table provides details regarding our contractual cash obligations as of December 31, 2012 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$791,000	$18,000	$266,750	$361,250	$145,000
Future interest obligations(1)	119,564	33,147	54,615	27,038	4,764
Operating leases	6,010	1,653	1,854	1,820	683
Capital leases(2)	26,394	2,346	4,829	4,390	14,829
Purchase obligations for capital projects	96,926	96,926	—	—	—
Coal purchase commitments	6,680	6,680	—	—	—
Reclamation obligations(3)	155,576	3,192	4,155	24,869	123,360
Workers' compensation and pneumoconiosis benefit(3)	304,237	15,619	23,204	19,182	246,232

	$1,506,387	$177,563	$355,407	$438,549	$534,868

(1)
Interest on variable-rate, long-term debt was calculated using rates elected by us at December 31, 2012 for the remaining term of outstanding borrowings.

(2)
Includes amounts classified as interest and maintenance cost.

(3)
Future commitments for reclamation obligations, workers' compensation and pneumoconiosis are shown at undiscounted amounts. These obligations are primarily statutory, not contractual.

        We expect to contribute $2.4 million to the defined benefit pension plan ("Pension Plan") during 2013.

        In addition to the above described capital expenditures related to our operating activities, we currently anticipate funding to White Oak during 2013 and 2014 approximately $125.7 million and $61.7 million, respectively, for reserve acquisitions, reserve development, surface facility financing and additional equity investment related to our participation in the White Oak Mine No. 1 development project.

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

        We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers' compensation and other obligations as follows as of December 31, 2012 (in millions):

	Reclamation Obligation	Workers' Compensation Obligation	Other	Total
Surety bonds	$76.0	$39.9	$5.7	$121.6
Letters of credit	—	41.5	12.7	54.2

        Our continuing involvement in our unconsolidated affiliate, White Oak, will primarily consist of our support of the longwall mine currently under development in southern Illinois. We have committed to fund reserve acquisitions, reserve development, the construction of surface facilities, surface facility financing and the purchase of additional equity in White Oak. In addition, we incurred allocated losses related to our equity investment in White Oak of $15.3 million for the year ended December 31, 2012 and expect to incur further allocated losses on our equity investment in White Oak over the next twelve months as White Oak continues in the development stages of its operations. For more information on the White Oak transactions, please read "Part II. Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions" of this Annual Report on Form 10-K.

  Capital Expenditures

        Capital expenditures increased to $424.6 million in 2012 compared to $321.9 million in 2011. See our discussion of "Cash Flows" above concerning this increase in capital expenditures.

        We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $5.70 per ton produced. Our anticipated total capital expenditures for 2013 are estimated in a range of $370.0 to $400.0 million. Management anticipates funding 2013 capital requirements with our December 31, 2012 cash and cash equivalents of $28.3 million, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity, as discussed below. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

Debt Obligations

  Notes Offering and Credit Facility

        Credit Facility.    On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the "Credit Agreement") with various financial institutions for a revolving credit facility (the "Revolving Credit Facility") of $700 million and a term loan (the "Term Loan") in the aggregate principal amount of $250 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the "Credit Facility"). The Credit Facility replaces the $142.5 million revolving credit facility that was scheduled to mature September 25, 2012 and the $300 million term loan agreement dated December 29, 2010 that was prepaid and terminated early on May 23, 2012. The aggregate unpaid principal amount of $300 million and all unpaid interest was repaid using the proceeds of the Term Loan and borrowings under the Revolving Credit Facility. Our Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan. Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement). We have elected a Eurodollar Rate which, with applicable margin, was 1.86% on borrowings outstanding as of

December 31, 2012. The Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid. Interest is payable quarterly, with principal of the Term Loan due as follows: commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016; an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016 20% of the aggregate amount of the Term Loan advances outstanding; and the remaining balance of the Term Loan advances at maturity. We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement. Upon a "change of control" (as defined in the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement will become due and payable.

        At December 31, 2012, we had borrowings of $155.0 million and $23.5 million of letters of credit outstanding with $521.5 million available for borrowing under the Revolving Credit Facility. We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments. We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

        We incurred debt issuance costs of approximately $4.3 million in 2012 associated with the Credit Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Credit Agreement. We also expensed $1.1 million of previously deferred debt issuance cost associated with our previous $300 million term loan.

        Senior Notes.    Our Intermediate Partnership has $36.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in two remaining equal annual installments of $18.0 million with interest payable semi-annually ("Senior Notes").

        Series A Senior Notes.    On June 26, 2008, our Intermediate Partnership entered into a Note Purchase Agreement (the "2008 Note Purchase Agreement") with a group of institutional investors in a private placement offering. We issued $205.0 million of Series A senior notes, which bear interest at 6.28% and mature on June 26, 2015 with interest payable semi-annually.

        Series B Senior Notes.    On June 26, 2008, we issued under the 2008 Note Purchase Agreement $145.0 million of Series B senior notes (together with the Series A senior notes, the "2008 Senior Notes"), which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

        The Senior Notes, 2008 Senior Notes and the Credit Facility described above (collectively, "ARLP Debt Arrangements") are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio and cash flow to interest expense ratio were 1.3 to 1.0 and 16.8 to 1.0, respectively, for the trailing twelve months ended December 31, 2012. We were in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2012.

        Other.    In addition to the letters of credit available under the Revolving Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits. At December 31, 2012, we had $30.7 million in letters of credit outstanding under agreements with these two banks. SGP previously guaranteed $5.0 million of these outstanding letters of credit. On May 4, 2011, we entered into an amendment, dated as of October 2, 2010, which released SGP from its guarantee of these outstanding letters of credit.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We discuss these estimates and judgments with our audit committee of the MGP Board of Directors ("Audit Committee") periodically. Actual results may differ from these estimates. We have provided a description of all significant accounting policies in the notes to our consolidated financial statements. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

  Revenue Recognition

        Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer's analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, we estimate the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer. Historically such adjustments have not been material.

        Non-coal sales revenues primarily consist of transloading fees, administrative service revenues from our affiliates, mine safety services and products, and other handling and service fees. These non-coal sales revenues are recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

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

        For these reasons, estimates of the recoverable quantities of coal attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and these variations may be material. Certain account classifications within our financial statements such as depreciation, depletion, and amortization, impairment charges and certain liability calculations such as asset retirement obligations may depend upon estimates of coal reserve quantities and values. Accordingly, when actual coal reserve quantities and values vary significantly from estimates, certain accounting estimates and amounts within our consolidated financial statements may be materially impacted. Coal reserve values are reviewed annually, at a minimum, for consideration in our consolidated financial statements.

  Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

        We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. We generally provide for these claims through self-insurance programs. Workers' compensation laws also compensate survivors of workers who suffer employment related deaths. The liability for traumatic injury claims is our estimate of the present value of current workers' compensation benefits, based on our actuary estimates. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates. We had accrued liabilities of $77.0 million and $73.2 million for these costs at December 31, 2012 and 2011, respectively. A one-percentage-point reduction in the discount rate would have increased the liability at December 31, 2012 approximately $6.6 million, which would have a corresponding increase in operating expenses.

        Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung. We provide for these claims through self-insurance programs. Our black lung benefits liability is calculated using the service cost method based on the actuarial present value of the estimated black lung obligation. Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates. We had accrued liabilities of $61.0 million and $55.6 million for these benefits at December 31, 2012 and 2011, respectively. A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2012 by approximately $1.2 million. Under the service cost method used to estimate our black lung benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

        The discount rate for workers' compensation and black lung is derived by applying the Citigroup Pension Discount Curve to the projected liability payout. Other assumptions, such as claim development patterns, mortality, disability incidence and medical costs, are based upon standard actuarial tables adjusted for our actual historical experiences whenever possible. We review all actuarial assumptions annually for reasonableness and consistency and update such factors when underlying assumptions, such as discount rates, change or when sustained changes in our historical experiences indicate a shift in our trend assumptions are warranted. For more information please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Health Care Reform," above.

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

  •
  Our expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long-term historical rates of return for each asset class. Our expected long-term rate of return used to determine our pension liability was 8.00% and 7.90% at December 31, 2012 and 2011, respectively. Our expected long-term rate of return used to determine our pension expense was 7.90% and 8.35% for the years ended December 31, 2012 and 2011, respectively. The expected long-term rate of return used to determine our pension liability is based on an asset allocation assumption of 70.0% invested in domestic equity securities with an expected long-term rate of return of 8.5%, 10.0% invested in international equities with an expected long-term rate of return of 3.3% and 20.0% invested in fixed income securities with an expected long-term rate of return of 6.0%. Our expected long-term rate of return is based on a 20-year-average annual total return for each investment group. Additionally, we base our determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses. The actual return on plan assets was 14.8% and (2.7)% for the years ended December 31, 2012 and 2011, respectively. Lowering the expected long-term rate of return assumption by 1.0% (from 7.90% to 6.90%) at December 31, 2011 would have increased our pension expense for the year ended December 31, 2012 by approximately $0.5 million; and

  •
  Our weighted average discount rate used to determine our pension liability was 3.99% and 4.49% at December 31, 2012 and 2011, respectively. Our weighted average discount rate used to determine our pension expense was 4.49% and 5.56% at December 31, 2012 and 2011, respectively. The discount rate that we utilize for determining our future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency. We have historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate. Lowering the discount rate assumption by 0.5% (from 4.49% to 3.99%) at December 31, 2011 would have increased our pension expense for the year ended December 31, 2012 by approximately $0.1 million.

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

        The above factors are not all inclusive, and management must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired. If there is an indication that carrying amount of an asset may not be recovered, the asset is monitored by management where changes to significant assumptions are reviewed. Individual assets are grouped for impairment review purposes based on the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a by-mine basis. The amount of impairment is measured by the difference between the carrying value and the fair value of the asset. The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations. We recorded an asset impairment charge of $19.0 million in 2012 (see "Item 8. Financial Statements and Supplementary Data—Note 5. Asset Impairment Charge" of this Annual Report on Form 10-K). No impairment charges were recorded in 2011 and 2010.

  Mine Development Costs

        Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Our estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of factors, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and completion of certain mine requirements, such as ventilation. Coal extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase. At December 31, 2012 and 2011, capitalized mine development costs were $32.6 million and $73.8 million, respectively, representing the carrying value of development costs attributable to properties where we have not reached the production stage of mining operations or leasing to third parties, and therefore, the mine development costs are not currently being amortized. We believe that the carrying value of these development costs will be recovered.

  Asset Retirement Obligations

        SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan. A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $84.8 million and $72.3 million for these costs are recorded at December 31, 2012 and 2011, respectively. The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives.

        On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability resulted in an increase of $12.5 million and $13.5 million for the years ended December 31, 2012 and 2011, respectively. The adjustments to the liability for the year ended December 31, 2012 were primarily attributable to a liability associated with the Onton mine acquisition and increased refuse site reclamation disturbances with new mine development work at Tunnel Ridge and Gibson South, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates over all locations. These increases were offset in part by reductions for completed reclamation work at certain inactive locations.

        While the precise amount of these future costs cannot be determined with certainty, we have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates. Discounting resulted in reducing the accrual for asset retirement obligations by $70.7 million and $71.3 million at December 31, 2012 and 2011.

We estimate that the aggregate undiscounted cost of final mine closure is approximately $155.6 million at December 31, 2012. If our assumptions differ from actual experiences, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

  Contingencies

        We are currently involved in certain legal proceedings. Our estimates of the probable costs and probability of resolution of these claims are based upon a number of assumptions, which we have developed in consultation with legal counsel involved in the defense of these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity. However, if the results of these matters were different from management's current opinion and in amounts greater than our accruals, then they could have a material adverse effect.

Universal Shelf

        In February 2012, we filed with the SEC a universal shelf registration statement allowing us to issue from time to time up to an aggregate of $500 million of debt or equity securities. At March 1, 2013, we had not utilized any amounts available under this registration statement.

Related-Party Transactions

        The Board of Directors and its conflicts committee ("Conflicts Committee") review each of our related-party transactions to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry. As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

  Administrative Services

        On April 1, 2010, effective January 1, 2010, ARLP entered into Administrative Services Agreement with our managing general partner, our Intermediate Partnership, AHGP and its general partner AGP, and ARH II, the indirect parent of SGP. The Administrative Services Agreement superseded the administrative services agreement signed in connection with the AHGP IPO in 2006. Under the Administrative Services Agreement, certain employees, including some executive officers, provide administrative services to our managing general partner, AHGP, AGP, ARH II and their respective affiliates. We are reimbursed for services rendered by our employees on behalf of these affiliates as provided under the Administrative Services Agreement. We billed and recognized administrative service revenue under the Administrative Services Agreement of $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, from AHGP and $0.1 million, $0.2 million and $0.2 million from ARH II for the years ended December 31, 2012, 2011 and 2010, respectively.

        Our partnership agreement provides that our managing general partner and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, director fees and expenses, management's salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services. Our managing general partner may determine in its sole discretion the expenses that are allocable to us. Total costs billed by our managing general partner and its affiliates to us were approximately $1.2 million, $0.7 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

  Managing General Partner Contributions

        During December 2012 and 2011, an affiliated entity controlled by Mr. Craft contributed $2.0 million and $5.0 million, respectively, to AHGP for the purpose of funding certain of our general and administrative expenses. Upon AHGP's receipt of each contribution, it contributed the same to its subsidiary MGP, our managing general partner, which in turn contributed the same to our subsidiary, Alliance Coal. As provided under our partnership agreement, we made special allocations to our managing general partner of certain general and administrative expenses equal to its contributions.

  White Oak Transactions

        On September 22, 2011, we entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and lease-back of certain reserves and surface rights, a coal handling and services agreement and a loan for surface facilities. For more information about the White Oak Transactions, please read "Item 8. Financial Statements and Supplementary Data—Note 12. White Oak Transactions" of this Annual Report on Form 10-K.

  SGP Land, LLC

        On March 1, 2012, JC Air, LLC ("JC Air"), a wholly-owned subsidiary of our special general partner, was acquired by and merged into our subsidiary, ASI. JC Air's sole assets were two airplanes, one of which was previously subject to a time-sharing agreement between SGP Land, LLC ("SGP Land"), another subsidiary of SGP, and us. In consideration for this merger, we paid SGP approximately $8.0 million cash at closing.

        ASI has agreements with SGP Land, and with Mr. Craft, providing for the use of ASI aircraft by SGP Land and Mr. Craft. SGP and Mr. Craft paid us $0.1 million for aircraft usage in 2012 as a result of these agreements. In addition, Alliance Coal has an agreement with JC Land LLC ("JC Land"), an entity owned by Mr. Craft, providing for the use of JC Land's aircraft by Alliance Coal. As a result of this agreement, we paid JC Land $0.1 million for aircraft usage in 2012.

        We reimbursed SGP Land $0.3 million, $1.0 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively in accordance with the provisions of the replaced time-sharing agreement, which ended on March 1, 2012, upon the merger of JC Air into ASI, as discussed above.

        In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, $2.3 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

  SGP

        In January 2005, we acquired Tunnel Ridge from ARH. In connection with this acquisition, we assumed a coal lease with SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, $20.2 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production. In August 2010, the coal lease was amended to include approximately 34.4 million additional clean tons of recoverable coal reserves in the proven and probable categories.

        Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to match the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2012, 2011 and 2010.

        We have a noncancelable lease arrangement for the Gibson North mine's coal preparation plant and ancillary facilities with SGP. Based on the terms of the original lease, we made monthly payments of approximately $0.2 million through January 2011. Effective February 1, 2011, the lease was amended to extend the term through January 2017 and modify other terms, including reducing the monthly payments to approximately $50,000. The lease arrangement is considered a capital lease based on the terms of the new arrangement. Lease payments for the years ended December 31, 2012, 2011 and 2010 were $0.6 million, $0.8 million and $2.6 million, respectively.

        We have agreements with two banks to provide letters of credit in an aggregate amount of $31.1 million (see "Item 8. Financial Statements and Supplementary Data—Note 8. Long-Term Debt" of this Annual Report on Form 10-K). SGP previously guaranteed $5.0 million of these outstanding letters of credit. These guarantees were released on May 4, 2011.

Accruals of Other Liabilities

        We had accruals for other liabilities, including current obligations, totaling $248.7 million and $221.9 million at December 31, 2012 and 2011, respectively. These accruals were chiefly comprised of workers' compensation benefits, black lung benefits, and costs associated with asset retirement obligations. These obligations are self-insured except for certain excess insurance coverage for workers' compensation. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, our results of operations may be significantly affected by changes to these liabilities. Please see "Item 8. Financial Statements and Supplementary Data—Note 17. Asset Retirement Obligations" and "Note 18. Accrued Workers' Compensation and Pneumoconiosis Benefits."

Inflation

        At times, our results have been significantly impacted by price increases affecting many of the components of our operating expenses such as fuel, steel, maintenance expense and labor. Any future inflationary or deflationary pressures could adversely affect the results of our operations. Please see "Item 1A. Risk Factors."

New Accounting Standards

  New Accounting Standards Issued and Adopted

        In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends FASB ASC 820, Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 was effective for fiscal years, and interim periods within those years, beginning after December 15,

2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 removes the presentation options in FASB ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement includes components of net income, and the second statement includes components of other comprehensive income ("OCI"). ASU 2011-05 does not change the items that must be reported in OCI. ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its provisions had to be applied retrospectively for all periods presented in the financial statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), which indefinitely deferred a provision of ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which OCI is presented. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

        We have significant long-term coal supply agreements as evidenced by approximately 94.2% of our sales tonnage, including approximately 94.6% of our medium-and high-sulfur coal sales tonnage, being sold under long-term contracts in 2012. Virtually all of the long-term coal supply agreements are subject to price adjustment provisions, which permit an increase or decrease periodically in the contract price to principally reflect changes in specified price indices or items such as taxes, royalties or actual production costs resulting from regulatory changes. For additional discussion of coal supply agreements, please see "Item 1. Business—Coal Marketing and Sales" and "Item 8. Financial Statements and Supplementary Data—Note 21. Concentration of Credit Risk and Major Customers." As of January 29, 2013, our nominal commitment under long-term contracts was approximately 38.5 million tons in 2013, 30.7 million tons in 2014, 23.4 million tons in 2015 and 18.7 million tons in 2016.

        We have exposure to price risk for supplies that are used directly or indirectly in the normal course of coal production such as steel, electricity and other supplies. We manage our risk for these items through strategic sourcing contracts for normal quantities required by our operations. We do not utilize any commodity-price hedges or other derivatives related to these risks.

Credit Risk

        In 2012, approximately 93.1% of our sales tonnage was purchased by electric utilities. Therefore, our credit risk is primarily with domestic electric power generators. Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.

Exchange Rate Risk

        Almost all of our transactions are denominated in U.S. dollars, and as a result, we do not have material exposure to currency exchange-rate risks.

Interest Rate Risk

        Borrowings under the Credit Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates. We do not utilize any interest rate derivative instruments related to our outstanding debt. We had $155.0 million in borrowings under the Revolving Credit Facility and $250.0 million outstanding under the Term Loan at December 31, 2012. A one percentage point increase in the interest rates related to the Revolving Credit Facility and Term Loan would result in an annualized increase in 2013 interest expense of $4.1 million, based on borrowing levels at December 31, 2012. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $13.3 million in the estimated fair value of these borrowings.

        The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2012 and 2011.

        The carrying amounts and fair values of financial instruments are as follows (in thousands):

Expected Maturity Dates as of December 31, 2012	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value December 31, 2012

Fixed rate debt	$18,000	$18,000	$205,000	$—	$—	$145,000	$386,000	$430,849
Weighted average interest rate	6.61%	6.52%	6.54%	6.72%	6.72%	6.72%
Variable rate debt	$—	$18,750	$25,000	$156,250	$205,000	$—	$405,000	$403,411
Weighted average interest rate(1)	1.86%	1.86%	1.86%	1.86%	1.86%	1.86%
Expected Maturity Dates as of December 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value December 31, 2011

Fixed rate debt	$18,000	$18,000	$18,000	$205,000	$—	$145,000	$404,000	$444,386
Weighted average interest rate	6.68%	6.61%	6.52%	6.54%	6.72%	6.72%
Variable rate debt	$—	$60,000	$75,000	$165,000	$—	$—	$300,000	$302,133
Weighted average interest rate(1)	2.30%	2.30%	2.30%	2.30%	—	—
(1)
Interest rate on variable rate debt equal to the rate elected by us as of December 31, 2012, held constant for the remaining term of the outstanding borrowing.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance Resource Management GP, LLC
and the Partners of Alliance Resource Partners, L.P.

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and partners' capital for each of the two years in the period ended December 31, 2012. Our audits also included the 2012 and 2011 information in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Resource Partners, L.P. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2012 and 2011 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the 2012 and 2011 information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Alliance Resource Management GP, LLC
and the Partners of Alliance Resource Partners, L.P.:

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows, and Partners' capital of Alliance Resource Partners, L.P. and subsidiaries (the "Partnership") for the year ended December 31, 2010. Our audits also included the financial statement schedule for the year ended December 31, 2010 listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and the cash flows of Alliance Resource Partners, L.P. and subsidiaries for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte and Touche LLP

Tulsa, Oklahoma
February 28, 2011
(March 1, 2013 related to the change in presentation of comprehensive income as described in Note 2)

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2012 AND 2011 (In thousands, except unit data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,283	$273,528
Trade receivables	172,724	128,643
Other receivables	1,019	3,525
Due from affiliates	658	5,116
Inventories	46,660	33,837
Advance royalties	11,492	7,560
Prepaid expenses and other assets	20,476	11,945

Total current assets	281,312	464,154
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,361,863	1,974,520
Less accumulated depreciation, depletion and amortization	(832,293)	(793,200)

Total property, plant and equipment, net	1,529,570	1,181,320
OTHER ASSETS:
Advance royalties	23,267	27,916
Due from affiliate	3,084	—
Equity investments in affiliates	88,513	40,118
Other long-term assets	30,226	18,010

Total other assets	145,090	86,044

TOTAL ASSETS	$1,955,972	$1,731,518

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$100,174	$96,869
Due to affiliates	327	494
Accrued taxes other than income taxes	19,998	15,873
Accrued payroll and related expenses	38,501	35,876
Accrued interest	1,435	2,195
Workers' compensation and pneumoconiosis benefits	9,320	9,511
Current capital lease obligations	1,000	676
Other current liabilities	19,572	15,326
Current maturities, long-term debt	18,000	18,000

Total current liabilities	208,327	194,820
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	773,000	686,000
Pneumoconiosis benefits	59,931	54,775
Accrued pension benefit	31,078	27,538
Workers' compensation	68,786	64,520
Asset retirement obligations	81,644	70,836
Long-term capital lease obligations	18,613	2,497
Other liabilities	9,147	6,774

Total long-term liabilities	1,042,199	912,940

Total liabilities	1,250,526	1,107,760

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
Limited Partners—Common Unitholders 36,874,949 and 36,775,741 units outstanding, respectively	1,020,823	943,325
General Partners' deficit	(273,113)	(279,107)
Accumulated other comprehensive loss	(42,264)	(40,460)

Total Partners' Capital	705,446	623,758

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,955,972	$1,731,518

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (In thousands, except unit and per unit data)

	Year Ended December 31,
	2012	2011	2010
SALES AND OPERATING REVENUES:
Coal sales	$1,979,437	$1,786,089	$1,551,539
Transportation revenues	22,034	31,939	33,584
Other sales and operating revenues	32,830	25,532	24,942

Total revenues	2,034,301	1,843,560	1,610,065

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,303,291	1,131,750	1,009,935
Transportation expenses	22,034	31,939	33,584
Outside coal purchases	38,607	54,280	17,078
General and administrative	58,737	52,334	50,818
Depreciation, depletion and amortization	218,122	160,335	146,881
Asset impairment charge	19,031	—	—

Total operating expenses	1,659,822	1,430,638	1,258,296

INCOME FROM OPERATIONS	374,479	412,922	351,769
Interest expense (net of interest capitalized of $8,436, $14,797 and $888, respectively)	(28,684)	(21,954)	(30,062)
Interest income	229	375	200
Equity in loss of affiliates, net	(14,650)	(3,404)	—
Other income	3,115	983	851

INCOME BEFORE INCOME TAXES	334,489	388,922	322,758
INCOME TAX EXPENSE (BENEFIT)	(1,082)	(431)	1,741

NET INCOME	$335,571	$389,353	$321,017

GENERAL PARTNERS' INTEREST IN NET INCOME	$106,837	$86,251	$73,172

LIMITED PARTNERS' INTEREST IN NET INCOME	$228,734	$303,102	$247,845

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$6.12	$8.13	$6.68

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$4.1625	$3.6275	$3.205

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING—BASIC AND DILUTED	36,863,022	36,769,126	36,710,431

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (In thousands)

	Year Ended December 31,
	2012	2011	2010
NET INCOME	$335,571	$389,353	$321,017
OTHER COMPREHENSIVE INCOME:
Defined benefit pension plan
Net actuarial gain (loss)	(6,524)	(17,483)	5,110
Amortization of actuarial loss	1,788	537	366

Total defined benefit pension plan adjustments	(4,736)	(16,946)	5,476
Pneumoconiosis benefits
Net actuarial gain (loss)	2,156	(4,570)	(6,872)
Amortization of actuarial (gain) loss	776	(223)	(176)

Total pneumoconiosis benefits adjustments	2,932	(4,793)	(7,048)
OTHER COMPREHENSIVE INCOME	(1,804)	(21,739)	(1,572)

TOTAL COMPREHENSIVE INCOME	$333,767	$367,614	$319,445

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$335,571	$389,353	$321,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	218,122	160,335	146,881
Non-cash compensation expense	7,428	6,235	4,051
Asset retirement obligations	2,853	2,546	2,579
Coal inventory adjustment to market	2,978	386	498
Loss on retirement of vertical hoist conveyor system	—	—	1,204
Equity in loss of affiliates, net	14,650	3,404	—
Net loss on foreign currency transaction	—	—	274
Net (gain) loss on sale of property, plant and equipment	147	(634)	234
Asset impairment charge	19,031	—	—
Other	(3,815)	1,488	1,448
Changes in operating assets and liabilities:
Trade receivables	(44,081)	(15,701)	(21,780)
Other receivables	1,960	(1,832)	(689)
Inventories	(16,119)	(2,818)	31,412
Prepaid expenses and other assets	(8,531)	(1,921)	(1,223)
Advance royalties	765	(3,225)	(1,820)
Accounts payable	7,312	21,890	8,055
Due to affiliates	4,291	1,717	1,062
Accrued taxes other than income taxes	4,125	1,972	3,124
Accrued payroll and related benefits	2,625	5,103	8,670
Pneumoconiosis benefits	5,961	4,944	3,647
Workers' compensation	4,075	5,717	4,583
Other	(3,492)	(4,976)	7,361

Total net adjustments	220,285	184,630	199,571

Net cash provided by operating activities	555,856	573,983	520,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(424,631)	(321,920)	(289,874)
Changes in accounts payable and accrued liabilities	(4,007)	11,640	(7,480)
Proceeds from sale of property, plant and equipment	114	1,526	381
Purchases of equity investments in affiliate	(59,800)	(42,700)	—
Payment for acquisition of business	(100,000)	—	—
Payments to affiliate for acquisition and development of coal reserves	(34,601)	(50,800)	—
Advances/loans to affiliate	(5,229)	—	—
Payments from affiliate	4,229	—	—
Other	546	1,146	1,982

Net cash used in investing activities	(623,379)	(401,108)	(294,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	250,000	—	300,000
Borrowings under revolving credit facilities	278,800	—	95,000
Payments under revolving credit facilities	(123,800)	—	(95,000)
Payment on term loan	(300,000)	—	—
Payment on long-term debt	(18,000)	(18,000)	(18,000)
Payments on capital lease obligations	(943)	(812)	(324)
Payment of debt issuance costs	(4,272)	—	(1,417)
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(3,734)	(2,324)	(1,265)
Cash contributions by General Partners	2,150	87	43
Distributions paid to Partners	(257,923)	(217,860)	(186,354)

Net cash (used in) provided by financing activities	(177,722)	(238,909)	92,683

EFFECT OF CURRENCY TRANSLATION ON CASH	—	—	(274)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(245,245)	(66,034)	318,006
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	273,528	339,562	21,556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,283	$273,528	$339,562

See notes to consolidated financial statements, including Note 16 for supplemental cash flow information.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (In thousands, except unit data)

	Number of Limited Partner Units	Limited Partners' Capital	General Partners' Capital (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Partners' Capital
Balance at January 1, 2010	36,661,029	$630,165	$(293,153)	$(17,149)	$1,117	$320,980
Comprehensive income:
Net income	—	247,845	73,172	—	—	321,017
Actuarially determined long-term liability adjustments	—	—	—	(1,572)	—	(1,572)

Total comprehensive income						319,445
Deconsolidation of Mid-America Carbonates, LLC	—	—	—	—	(1,117)	(1,117)
Issuance of units to Long-Term Incentive Plan participants upon vesting	55,826	(1,265)	—	—	—	(1,265)
Common unit-based compensation under Long-Term Incentive Plan	—	4,051	—	—	—	4,051
General Partners contributions	—	—	43	—	—	43
Distributions on common unit-based compensation	—	(1,286)	—	—	—	(1,286)
Distributions to Partners	—	(117,635)	(67,433)	—	—	(185,068)

Balance at December 31, 2010	36,716,855	761,875	(287,371)	(18,721)	—	455,783
Comprehensive income:
Net income	—	303,102	86,251	—	—	389,353
Actuarially determined long-term liability adjustments	—	—	—	(21,739)	—	(21,739)

Total comprehensive income						367,614
Issuance of units to Long-Term Incentive Plan participants upon vesting	58,886	(2,324)	—	—	—	(2,324)
Common unit-based compensation	—	6,235	—	—	—	6,235
Reclassification of SERP and Deferred Compensation Plans (Note 15)	—	9,223	—	—	—	9,223
General Partners contributions (Note 13)	—	—	5,087	—	—	5,087
Distributions on common unit-based compensation	—	(1,433)	—	—	—	(1,433)
Distributions to Partners	—	(133,353)	(83,074)	—	—	(216,427)

Balance at December 31, 2011	36,775,741	943,325	(279,107)	(40,460)	—	623,758
Comprehensive income:
Net income	—	228,734	106,837	—	—	335,571
Actuarially determined long-term liability adjustments	—	—	—	(1,804)	—	(1,804)

Total comprehensive income	—	—	—	—	—	333,767
Issuance of units to Long-Term Incentive Plan participants upon vesting	99,208	(3,734)	—	—	—	(3,734)
Common unit-based compensation	—	7,428	—	—	—	7,428
Distributions on common unit-based compensation	—	(1,536)	—	—	—	(1,536)
General Partners contributions (Note 13)	—	—	2,150	—	—	2,150
Distributions to Partners	—	(153,394)	(102,993)	—	—	(256,387)

Balance at December 31, 2012	36,874,949	$1,020,823	$(273,113)	$(42,264)	$—	$705,446

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.        ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Consolidated Financial Statements

  •
  References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
  •
  References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
  •
  References to "MGP" mean Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., also referred to as our managing general partner.
  •
  References to "SGP" mean Alliance Resource GP, LLC, the special general partner of Alliance Resource Partners, L.P., also referred to as our special general partner.
  •
  References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P., also referred to as our intermediate partnership.
  •
  References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the operations of Alliance Resource Operating Partners, L.P., also referred to as our operating subsidiary.
  •
  References to "AHGP" mean Alliance Holdings GP, L.P., individually as the parent company, and not on a consolidated basis.
  •
  References to "AGP" mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P.

Organization

        ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP." ARLP was formed in May 1999 to acquire, upon completion of ARLP's initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), consisting of substantially all of ARH's operating subsidiaries, but excluding ARH. ARH is owned by Joseph W. Craft III, the President and Chief Executive Officer and a Director of our managing general partner, and Kathleen S. Craft. SGP, a Delaware limited liability company, is owned by ARH and holds a 0.01% general partner interest in each of ARLP and the Intermediate Partnership.

        We are managed by our managing general partner, MGP, a Delaware limited liability company, which holds a 0.99% and a 1.0001% managing general partner interest in ARLP and the Intermediate Partnership, respectively, and a 0.001% managing member interest in Alliance Coal. AHGP is a Delaware limited partnership that was formed to become the owner and controlling member of MGP. AHGP completed its initial public offering ("AHGP IPO") on May 15, 2006. AHGP owns directly and indirectly 100% of the members' interest of MGP, the incentive distribution rights ("IDR") in ARLP and 15,544,169 common units of ARLP.

        The Delaware limited partnership, limited liability companies and corporation that comprise our subsidiaries are as follows: Intermediate Partnership, Alliance Coal, Alliance Design Group, LLC, ("Alliance Design"), Alliance Land, LLC, Alliance Properties, LLC, Alliance Resource Properties, LLC, ("Alliance Resource Properties"), ARP Sebree, LLC, ARP Sebree South, LLC, Alliance WOR Properties, LLC ("WOR Properties"), Alliance Service, Inc. ("ASI"), Alliance WOR Processing, LLC ("WOR Processing"), Backbone Mountain, LLC, CR Services, LLC ("CR Services"), Excel Mining, LLC, Gibson County Coal, LLC ("Gibson County Coal"), Hopkins County Coal, LLC ("Hopkins County Coal"), Matrix Design Group, LLC ("Matrix Design"), MC Mining, LLC ("MC Mining"), Mettiki Coal, LLC ("Mettiki (MD)"), Mettiki Coal (WV), LLC ("Mettiki (WV)"), Mt. Vernon Transfer

Terminal, LLC ("Mt. Vernon"), Penn Ridge Coal, LLC ("Penn Ridge"), Pontiki Coal, LLC ("Pontiki"), River View Coal, LLC ("River View"), Sebree Mining, LLC ("Sebree Mining"), Steamport, LLC ("Steamport"), Tunnel Ridge, LLC ("Tunnel Ridge"), Warrior Coal, LLC ("Warrior"), Webster County Coal, LLC ("Webster County Coal"), and White County Coal, LLC ("White County Coal").

        The accompanying consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of December 31, 2012 and 2011, and results of our operations, comprehensive income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2012. All of our intercompany transactions and accounts have been eliminated.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") of the United States ("U.S.") requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

        Fair Value of Financial Instruments—The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2012 and 2011, the estimated fair value of long-term debt, including current maturities, was approximately $834.3 million and $746.5 million, respectively (Note 9).

        Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less. We had no restricted cash and cash equivalents at December 31, 2012 and 2011.

        Cash Management—The cash flows from operating activities section of our Consolidated Statements of Cash Flows reflects an adjustment for $10.3 million and $6.7 million representing book overdrafts at December 31, 2012 and 2011, respectively. We had no book overdrafts at December 31, 2010.

        Inventories—Coal inventories are stated at the lower of cost or market on a first-in, first-out basis. Supply inventories are stated at an average cost basis, less a reserve for obsolete and surplus items.

        Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Interest costs associated with major asset additions are capitalized during the construction period. Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred. Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Depreciation and amortization are computed principally on the straight-line method based upon the estimated useful lives of the assets or the estimated life of each mine, whichever is less, ranging from 1 to 16 years. Depreciable lives for mining equipment and processing facilities range from 1 to 16 years. Depletable lives for mineral rights range from 2 to 16 years. Depreciable lives for buildings, office equipment and improvements range from 2 to 16 years. Gains or losses arising from retirements are included in current operations. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage which equals estimated proven and probable reserves. Therefore, our mineral rights are depleted based on only proven and probable reserves derived in accordance with Industry Guide 7. At December 31, 2012 and 2011, land and mineral rights include $118.2 million and $66.9 million, respectively, representing the carrying value of coal reserves attributable to properties where we are not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted. We believe that the carrying value of these reserves will be recovered.

        Mine Development Costs—Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase. At December 31, 2012 and 2011, capitalized mine development costs were $32.6 million and $73.8 million, respectively, representing the carrying value of development costs attributable to properties where we have not reached the production stage of mining operations or leasing to third parties, and therefore, the mine development costs are not currently being amortized. We believe that the carrying value of these development costs will be recovered.

        Long-Lived Assets—We review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows. To the extent the carrying amount is not recoverable based on undiscounted cash flows, the amount of impairment is measured by the difference between the carrying value and the fair value of the asset. We recorded an asset impairment charge of $19.0 million in 2012 (Note 5). No impairment charges were recorded in 2011 and 2010.

        Intangible Assets—Intangible assets subject to amortization include contracts with covenants not to compete, customer contracts acquired in a business combination and mining permits. Intangible assets are amortized on a straight-line basis over their useful life. Amortization expense attributable to intangible assets was $2.6 million, $1.4 million and $1.1 million for the years ending December 31, 2012, 2011 and 2010, respectively. Our intangible assets are included in other long-term assets on our consolidated balance sheets at December 31, 2012 and 2011. Our intangible assets at December 31, are summarized as follows (in thousands):

	December 31, 2012			December 31, 2011
	Original Cost	Accumulated Amortization	Intangibles, Net	Original Cost	Accumulated Amortization	Intangibles, Net
Non-compete agreements	$15,236	$(5,374)	$9,862	$14,036	$(3,807)	$10,229
Customer contracts	6,171	(1,003)	5,168	120	(24)	96
Mining permits	3,843	(50)	3,793	3,000	—	3,000

Total	$25,250	$(6,427)	$18,823	$17,156	$(3,831)	$13,325

        Amortization expense attributable to intangible assets is estimated to be $3.0 million per year in 2013-2016 and $1.3 million in 2017.

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

	2012	2011
Advance royalties, affiliates (Note 19)	$22,509	$22,954
Advance royalties, third-parties	12,250	12,522

Total advance royalties	$34,759	$35,476

        Asset Retirement Obligations—We record a liability for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support acreage at surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure (Note 17).

        Workers' Compensation and Pneumoconiosis (Black Lung) Benefits—We are generally self-insured for workers' compensation benefits, including black lung benefits. We accrue a workers' compensation liability for the estimated present value of workers' compensation and black lung benefits based on our actuarially determined calculations (Note 18).

        Income Taxes—We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders. Although publicly-traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income, as defined in Section 7704(c) of the Internal Revenue Code. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in our consolidated financial statements. Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in our partnership is not available to us. Our subsidiary, ASI, is subject to federal and state income taxes. Our tax counsel has provided an opinion that ARLP, the Intermediate Partnership and Alliance Coal will each be treated as a partnership. However, as is customary, no ruling has been or will be requested from the Internal Revenue Service ("IRS") regarding our classification as a partnership for federal income tax purposes.

        Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer's analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, we estimate the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer. Historically, such adjustments have not been material. Non-coal sales revenues primarily consist of transloading fees, administrative service revenues from our affiliates, mine safety services and products, other coal contract fees and other handling and service fees. Transportation revenues are recognized in connection with us incurring the corresponding costs of transporting coal to customers through third-party carriers for which we are directly reimbursed through customer billings. We had no allowance for doubtful accounts for trade receivables at December 31, 2012 and 2011.

        Pension Benefits—Our defined benefit pension obligation and the related benefit cost are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification

("ASC") 715, Compensation-Retirement Benefits. Pension cost and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, employee turnover rates and retirement dates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liability as necessary (Note 14).

        Common Unit-Based Compensation—We account for compensation expense attributable to restricted common units granted under the Long-Term Incentive Plan ("LTIP"), Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Deferred Compensation Plan") based on the requirements of FASB ASC 718, Compensation-Stock Compensation. Accordingly, the fair value of award grants are determined on the grant date of the award and this value is recognized as compensation expense on a pro rata basis for LTIP and SERP awards, as appropriate, over the requisite service period. Compensation expense is fully recognized on the grant date for quarterly distributions credited to SERP accounts and Deferred Compensation Plan awards. The corresponding liability is classified as equity and included in limited partners' capital in the consolidated financial statements (Note 15).

        Net Income Per Unit—Basic net income per limited partner unit is determined by dividing net income available to Limited Partners by the weighted average number of outstanding common units. Diluted net income per unit is based on the combined weighted average number of common units and common unit equivalents outstanding (Note 13).

        Investments—Investments and ownership interests are accounted for under the equity method of accounting if we have the ability to exercise significant influence, but not control, over the entity. Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of our investment and the underlying equity in the net assets of the joint venture at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference. In the event our ownership entitles us to a disproportionate sharing of income or loss, our equity in earnings or losses of affiliates is allocated based on the hypothetical liquidation at book value ("HLBV") method of accounting. Under the HLBV method, equity in earnings or losses of affiliates is allocated based on the difference between our claim on the net assets of the equity method investee at the end and beginning of the period with consideration of certain eliminating entries regarding differences of accounting for various related party transactions, after taking into account contributions and distributions, if any. Our share of the net assets of the equity method investee is calculated as the amount we would receive if the equity method investee were to liquidate all of its assets at net book value and distribute the resulting cash to creditors, other investors and us according to the respective priorities. Our share of earnings or losses under the HLBV method of accounting from equity method investments and basis difference amortization is reported in the consolidated statements of income as "Equity in loss of affiliates, net." We review our investments and ownership interests accounted for under the equity method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other than temporary. For 2012 and 2011, we determined there were no such material events or changes in circumstances that would indicate the carrying amount of such investments was not recoverable. Our equity method investments include our ownership interests in White Oak Resources LLC ("White Oak") (Note 12) and Mid-America Carbonates, LLC ("MAC").

        New Accounting Standards Issued and Adopted—In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends FASB ASC 820, Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 removes the presentation options in FASB ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement includes components of net income, and the second statement includes components of other comprehensive income ("OCI"). ASU 2011-05 does not change the items that must be reported in OCI. ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and its provisions had to be applied retrospectively for all periods presented in the financial statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), which indefinitely deferred a provision of ASU 2011-05 that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which OCI is presented. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

3.        PATTIKI VERTICAL HOIST CONVEYOR SYSTEM FAILURE IN 2010

        On May 13, 2010, White County Coal's Pattiki mine was temporarily idled following the failure of the vertical hoist conveyor system used in conveying raw coal out of the mine. Our operating expenses for the twelve months ended December 31, 2010 include $1.2 million for retirement of certain assets related to the failed vertical hoist conveyor system in addition to other repair and clean-up expenses that were not significant on a consolidated or segment basis. As the loss on the vertical hoist conveyor system did not exceed the deductible under our commercial property (including business interruption) insurance policies, we did not recover any amounts under such policies.

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

4.        ACQUISITION OF BUSINESS

        On April 2, 2012, we acquired substantially all of Green River Collieries, LLC's ("Green River") assets related to its coal mining business and operations located in Webster and Hopkins Counties, Kentucky. The transaction includes the Onton No. 9 mining complex ("Onton mine"), which includes the mine, a dock, tugboat, and a lease for the preparation plant, and an estimated 40.0 million tons of coal reserves in the West Kentucky No. 9 coal seam. The Green River acquisition is consistent with our general business strategy and complements our current coal mining operations.

        The following table summarizes the consideration paid to Green River and the final fair value allocation of assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration paid	$100,000

Recognized amounts of net tangible and intangible assets acquired and liabilities assumed:
Inventories	547
Advance royalties	888
Property, plant and equipment, including mineral rights and leased facilities	117,110
Noncompete agreement	1,200
Customer contracts, net	4,955
Permits	843
Capital lease obligation	(17,384)
Asset retirement obligation	(6,032)
Pneumoconiosis benefits	(2,127)

Net tangible and intangible assets acquired	$100,000

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

        The following unaudited pro forma information for the ARLP Partnership has been prepared for illustrative purposes and assumes that the business combination occurred on January 1, 2011. The unaudited pro forma results have been prepared based upon Green River's historical results with respect to the business acquired and estimates of the effects of the transactions that we believe are reasonable and supportable. The results are not necessarily reflective of the consolidated results of operations had the acquisition actually occurred on January 1, 2011, nor are they indicative of future operating results.

	Year Ended December 31,
	2012	2011
	(in thousands)
Total revenues
As reported	$2,034,301	$1,843,560
Pro forma	$2,061,644	$1,957,598
Net income
As reported	$335,571	$389,353
Pro forma	$336,852	$400,727

        The revenues and net income related to the acquired business are reflected in our consolidated statements of income beginning April 2, 2012 and totaled $81.6 million and $7.6 million, respectively, which are included in the total revenues and net income above for the year ended December 31, 2012.

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

5.        ASSET IMPAIRMENT CHARGE

        Pontiki's mining complex in Martin County, Kentucky was idled from August 29, 2012 to November 25, 2012. The Mine Safety and Health Administration ("MSHA") ordered the closure of the coal preparation plant and associated surface facilities at the Pontiki mining complex following the failure on August 23, 2012 of a belt line between two clean coal stacking tubes. MSHA required a comprehensive structural inspection of all the surface facilities by an independent bridge engineering firm before the surface facilities could be reopened. Although the Pontiki mining complex resumed operations to fulfill contractual obligations for the delivery of coal in 2013 under existing coal sales agreements, significant uncertainty remains regarding market demand and pricing for coal from Pontiki beyond 2013. This uncertainty along with the likelihood of future cost increases arising from stringent regulatory oversight places the long-term viability of Pontiki at significant risk. As a result of the above events, which included uncertainty around the future operations of the mine and the required additional repair costs, and our assessment of related risks, we concluded that indicators of impairment were present and the carrying value of the asset group representing the Pontiki mining complex ("Pontiki Assets") was not fully recoverable. We estimated the fair value of the Pontiki Assets and determined it was exceeded by the carrying value and accordingly, we recorded an asset impairment charge of $19.0 million in our Central Appalachian segment during the quarter ended September 30, 2012 to reduce the carrying value of the Pontiki Assets to their estimated fair value of $16.1 million. The fair value of the Pontiki Assets was determined using the market and cost valuation techniques and represents a Level 3 fair value measurement. The fair value analysis was based on the marketability of coal properties in the current market environment, discounted projected future cash flows, and estimated fair value of assets that could be sold or used at other operations. As these estimates incorporate certain assumptions, including replacement cost of equipment and marketability of coal reserves in the Central Appalachian region, and it is possible that the estimates may change in the future resulting in the need to adjust our determination of fair value. The asset impairment established a new cost basis on which depreciation, depletion and amortization is calculated for the Pontiki Assets.

6.        INVENTORIES

        Inventories consist of the following at December 31, (in thousands):

	2012	2011
Coal	$14,763	$7,794
Supplies (net of reserve for obsolescence of $2,721 and $2,387, respectively)	31,897	26,043

Total inventory	$46,660	$33,837

7.        PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following at December 31, (in thousands):

	2012	2011
Mining equipment and processing facilities	$1,434,674	$1,213,458
Land and mineral rights	303,725	176,357
Buildings, office equipment and improvements	208,351	183,712
Construction in progress	129,720	171,957
Mine development costs	285,393	229,036

Property, plant and equipment, at cost	2,361,863	1,974,520
Less accumulated depreciation, depletion and amortization	(832,293)	(793,200)

Total property, plant and equipment, net	$1,529,570	$1,181,320

        Equipment leased by us under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization. Equipment under capital leases totaling $22.8 million included in mining equipment and processing facilities is amortized on the straight-line method over the shorter of its useful life or the related lease term. The provision for amortization of leased properties is included in depreciation, depletion and amortization expense. Accumulated amortization related to our capital leases was $3.8 million and $1.9 million as of December 31, 2012 and 2011, respectively, and amortization expense was $1.9 million, $0.8 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. For information regarding the impairment of assets at the Pontiki mine, please see Note 5.

8.        LONG-TERM DEBT

        Long-term debt consists of the following at December 31, (in thousands):

	2012	2011
Credit facility	$155,000	$—
Senior notes	36,000	54,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000
Term loan	250,000	300,000

	791,000	704,000
Less current maturities	(18,000)	(18,000)

Total long-term debt	$773,000	$686,000

        Credit Facility.    On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the "Credit Agreement") with various financial institutions for a revolving credit facility (the "Revolving Credit Facility") of $700 million and a term loan (the "Term Loan") in the aggregate principal amount of $250 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the "Credit Facility"). The Credit Facility replaces the $142.5 million revolving credit facility that was schedule to mature September 25, 2012 and the $300 million term loan agreement dated December 29, 2010 that was prepaid and terminated early on May 23, 2012. The aggregate unpaid principal amount of $300 million and all unpaid interest was repaid using the proceeds of the Term Loan and borrowings under the Revolving Credit Facility. Our Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan. Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement). We have elected a Eurodollar Rate which, with applicable margin, was 1.86% on borrowings outstanding as of December 31, 2012. The Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid. Interest is payable quarterly, with principal of the Term Loan due as follows: commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016 20% of the aggregate amount of the Term Loan advances outstanding; and the remaining balance of the Term Loan advances at maturity. We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement. Upon a "change of control" (as defined in the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement will become due and payable.

        At December 31, 2012, we had borrowings of $155.0 million and $23.5 million of letters of credit outstanding with $521.5 million available for borrowing under the Revolving Credit Facility. We utilize the

Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments. We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

        We incurred debt issuance costs of approximately $4.3 million in 2012 associated with the Credit Agreement, which have been deferred and are being amortized as a component of interest expense over the duration of the Credit Agreement. We also expensed $1.1 million of previously deferred debt issuance cost associated with our previous $300 million term loan.

        Senior Notes.    Our Intermediate Partnership has $36.0 million principal amount of 8.31% senior notes due August 20, 2014, payable in two remaining equal annual installments of $18.0 million with interest payable semi-annually ("Senior Notes").

        Series A Senior Notes.    On June 26, 2008, our Intermediate Partnership entered into a Note Purchase Agreement (the "2008 Note Purchase Agreement") with a group of institutional investors in a private placement offering. We issued $205.0 million of Series A senior notes, which bear interest at 6.28% and mature on June 26, 2015 with interest payable semi-annually.

        Series B Senior Notes.    On June 26, 2008, we issued under the 2008 Note Purchase Agreement $145.0 million of Series B senior notes (together with the Series A senior notes, the "2008 Senior Notes"), which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

        The Senior Notes, 2008 Senior Notes and the Credit Facility described above (collectively, "ARLP Debt Arrangements") are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions. The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production. In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio and cash flow to interest expense ratio were 1.3 to 1.0 and 16.8 to 1.0, respectively, for the trailing twelve months ended December 31, 2012. We were in compliance with the covenants of the ARLP Debt Arrangements as of December 31, 2012.

        Other.    In addition to the letters of credit available under the Revolving Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits. At December 31, 2012, we had $30.7 million in letters of credit outstanding under agreements with these two banks. SGP previously guaranteed $5.0 million of these outstanding letters of credit. On May 4, 2011, we entered into an amendment, dated as of October 2, 2010, which released SGP from its guarantee of these outstanding letters of credit.

        Aggregate maturities of long-term debt are payable as follows (in thousands):

Year Ending December 31,
2013	$18,000
2014	36,750
2015	230,000
2016	156,250
2017	205,000
Thereafter	145,000

$791,000

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

        The carrying amounts for cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. At December 31, 2012 and 2011, the estimated fair value of our long-term debt, including current maturities, was approximately $834.3 million and $746.5 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (see Note 8). The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

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

        As quarterly distributions of available cash exceed the target distribution levels established in our partnership agreement, our managing general partner receives distributions based on specified increasing percentages of the available cash that exceeds the target distribution levels. The target distribution levels are based on the amounts of available cash from our operating surplus distributed for a given quarter that exceed the minimum quarterly distribution ("MQD") and common unit arrearages, if any. Our partnership agreement defines the MQD as $0.25 per unit ($1.00 per unit on an annual basis).

        Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.275 per unit, 25% of the amount we distribute in excess of $0.3125 per unit, and 50% of the amount we distribute in excess of $0.375 per unit.

For the years ended December 31, 2012, 2011 and 2010, we allocated to our managing general partner incentive distributions of $102.1 million, $83.4 million and $66.8 million, respectively. The following table summarizes the quarterly per unit distribution paid during the respective quarter:

	Year
	2012	2011	2010
First Quarter	$0.9900	$0.8600	$0.775
Second Quarter	$1.0250	$0.8900	$0.790
Third Quarter	$1.0625	$0.9225	$0.810
Fourth Quarter	$1.0850	$0.9550	$0.830

        On January 29, 2013, we declared a quarterly distribution of $1.1075 per unit, totaling approximately $69.1 million (which includes our managing general partner's incentive distributions), on all our common units outstanding, which was paid on February 14, 2013, to all unitholders of record on February 7, 2013.

11.        INCOME TAXES

        Our subsidiary, ASI, is subject to federal and state income taxes. ASI's income is principally due to its subsidiary, Matrix Design. ASI has minor temporary differences between Matrix Design's financial reporting basis and the tax basis of its assets and liabilities. Components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(37)	$(337)	$1,517
State	(183)	(75)	240

	(220)	(412)	1,757
Deferred:
Federal	(753)	(17)	(14)
State	(109)	(2)	(2)

	(862)	(19)	(16)

Income tax expense (benefit)	$(1,082)	$(431)	$1,741

        Reconciliations from the provision for income taxes at the U.S. federal statutory tax rate to the effective tax rate for the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income taxes at statutory rate	$117,057	$136,122	$112,966
Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(117,767)	(136,257)	(111,345)
Increase/(decrease) resulting from:
State taxes, net of federal income tax	(83)	(8)	162
Other	(289)	(288)	(42)

Income tax expense (benefit)	$(1,082)	$(431)	$1,741

12.        WHITE OAK TRANSACTIONS

        On September 22, 2011 (the "Transaction Date"), we entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment in White Oak (represented by "Series A Units" containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a backstop equipment financing facility. Our initial investment funding to White Oak at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and we have funded to White Oak $121.5 million between the Transaction Date and December 31, 2012. We expect to fund a total of approximately $300.5 million to $425.5 million from the Transaction Date through the next two to three years, which includes the funding made to White Oak through December 31, 2012 discussed above. On the Transaction Date, we also entered into a coal handling and services agreement. We expect to fund these additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity. The following information discusses each component of these transactions in further detail.

  Hamilton County, Illinois Reserve Acquisition

        WOR Properties acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons are currently being developed for future mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the "Reserve Acquisition"), which is adjacent to White County, Illinois, where our Pattiki mine is located. The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights. In 2011, subsequent to the Transaction Date, WOR Properties provided $17.0 million to White Oak for development of the acquired coal reserves. During the twelve months ended December 31, 2012, WOR Properties provided $34.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding and has a remaining commitment of $54.6 million for additional coal reserve acquisitions and development funding. In conjunction with the Reserve Acquisition, WOR Properties entered into a Coal Mining Lease, Sublease and Development Agreement ("Coal Lease Agreement") with White Oak, which provides White Oak the rights to develop and mine the acquired reserves. The Coal Lease Agreement requires, in consideration of the lease-back of the coal reserves and the funding of development of those coal reserves, White Oak to pay WOR Properties earned royalties when coal sales begin and a fully recoupable minimum monthly royalty of $1.625 million during the period beginning January 1, 2015 and ending December 31, 2034. The lease term is through December 31, 2034, subject to certain renewal options for White Oak.

  Equity Investment—Series A Units

        Concurrent with the Reserve Acquisition, WOR Processing made an initial equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak. White Oak and WOR Processing agreed to an additional investment in Series A Units by WOR Processing of at least $114.3 million (for a minimum total of $150.0 million), and WOR Processing committed to invest up to an additional $125.0 million in Series A Units to the extent required for development or operation of the White Oak Mine No. 1 mine, and subject to certain rights and obligations of other White Oak owners to participate in such investment. WOR Processing purchased $7.0 million of additional Series A Units between the Transaction Date and December 31, 2011, and $59.8 million of additional Series A Units during the twelve months ended December 31, 2012, bringing the total investment in Series A Units to $102.5 million at December 31, 2012.

        The Series A Units are entitled to receive 100% of all distributions made by White Oak until such time as the Series A Units have realized a defined minimum return, after which the Series A Units will receive distributions based on a participation percentage determined in accordance with the White Oak operating agreement. In addition, the Series A Units contain certain liquidation preferences that require, upon an event of liquidation, the minimum return provision must be satisfied on a priority basis over other classes of White Oak equity. Assuming a $150.0 million investment in Series A Units, WOR Processing's ownership interest in White Oak will be 20.0% and it will be entitled to receive 20.0% of all distributions subsequent to satisfaction of the Series A Units minimum return. WOR Processing's ownership interest and distribution participation percentage in White Oak may increase with additional investments in the Series A Units up to a maximum of 40.0% for an investment of $275.0 million in the Series A Units. WOR Processing's ownership and member's voting interest in White Oak at December 31, 2012 and 2011 was 14.6% and 6.6%, respectively, based upon currently outstanding voting units. The remainder of the equity ownership in White Oak, represented by Series B Units, is held by other investors and members of White Oak management.

        There are four primary activities we believe most significantly impact White Oak's economic performance. These primary activities are associated with financing, capital, operating and marketing of White Oak's development and operation of the mine areas covered by the agreements. We have various protective or participating rights related to these primary activities, such as minority representation on White Oak's board of directors, restrictions on indebtedness and other obligations, the ability to assume control of White Oak's board of directors in certain circumstances, such as an event of default by White Oak, and the right to approve certain coal sales agreements that represent a significant concentration of White Oak's coal sales, among others. We continually review all rights provided to WOR Processing and us by various agreements with White Oak and continue to conclude all such rights are protective or participating in nature and do not provide WOR Processing or us the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance. However, the agreements provide us the ability to exert significant influence over these activities. As such, we recognize WOR Processing's interest in White Oak as an equity investment in affiliate in our consolidated balance sheets. We account for WOR Processing's ownership interest in White Oak under the equity method of accounting, with recognition of its ownership interest in the income or loss of White Oak as equity income/(loss) in our consolidated statements of income. As of December 31, 2012, WOR Processing had invested $102.5 million in Series A Units of White Oak equity, which represents our current maximum exposure to loss as a result of our equity investment in White Oak exclusive of capitalized interest. White Oak made no distributions from the Transaction Date through December 31, 2012.

        We record WOR Processing's equity in earnings or losses of affiliates under the HLBV method of accounting due to the preferences WOR Processing receives on distributions. Under the HLBV method, we determine WOR Processing's share of White Oak earnings or losses by determining the difference between its claim to White Oak's book value at the end of the period as compared to the beginning of the period with consideration of certain eliminating entries regarding differences of accounting for various related party transactions between us and White Oak. WOR Processing's claim on White Oak's book value is calculated as the amount it would receive if White Oak were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors, other investors and WOR Processing according to the respective priorities. For the twelve months ended December 31, 2012 and 2011, we were allocated losses of $15.3 million and $4.3 million, respectively.

  Services Agreement

        Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement ("Services Agreement") with White Oak pursuant to which WOR Processing will construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak Mine No. 1 mine. The Services Agreement requires White Oak to pay a throughput fee for these services of $5.00 per ton of feedstock coal processed through the preparation plant up to a minimum throughput quantity (and, beginning in January 2015, to pay any deficiency if less than the minimum tonnage is throughput) and $2.40 per ton for quantities in excess of the minimum throughput quantity. The minimum throughput quantity is 666,667 tons of feedstock coal per month. The term of the Services Agreement is through December 31, 2034. In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse ("Construction Loan"). The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015. White Oak has utilized $3.0 million available under the Construction Loan as of December 31, 2012.

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

13.        NET INCOME PER LIMITED PARTNER UNIT

        We apply the provisions of FASB ASC 260, Earnings Per Share. As required by FASB ASC 260, we apply the two-class method in calculating earnings per unit ("EPU"). Net income is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter (Note 10). Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.275 per unit, 25% of the amount we distributed in excess of $0.3125 per unit, and 50% of the amount we distribute in excess of $0.375 per unit. Our partnership agreement contractually limits our distributions to available cash and therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder. In addition, our outstanding unvested awards under our LTIP, SERP and Deferred Compensation Plan contain rights to nonforfeitable distributions and are therefore considered participating securities. As such, we allocate undistributed and distributed earnings to the outstanding awards in our calculation of EPU.

        The following is a reconciliation of net income and net income used for calculating EPU and the weighted average units used in computing EPU for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2012	2011	2010
Net income	$335,571	$389,353	$321,017
Adjustments:
Managing general partner priority distributions	(104,168)	(85,066)	(68,114)
General partners' 2% equity ownership	(4,669)	(6,185)	(5,058)
General partners' special allocation of certain general and administrative expenses	2,000	5,000	—

Limited partners' interest in Net income	228,734	303,102	247,845
Less:
Distributions to participating securities	(2,095)	(1,985)	(1,244)
Undistributed earnings attributable to participating securities	(922)	(2,337)	(1,282)

Net income available to limited partners	$225,717	$298,780	$245,319

Weighted average limited partner units outstanding—Basic and Diluted(1)	36,863	36,769	36,710

Basic and Diluted Net income per limited partner unit(1)	$6.12	$8.13	$6.68

(1)
Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the year ended December 31, 2012 and 2011, LTIP, SERP and Deferred Compensation Plan units of 344,956 and 409,969, respectively, were considered anti-dilutive. For the year ended December 31, 2010, LTIP units of 232,042 were considered anti-dilutive.

        During 2010, accounts under the Deferred Compensation Plan and SERP were payable to participants in cash only. As a result, the phantom units associated with these plans were not considered in the calculation of basic or diluted units during 2010. Effective January 1, 2011, settlement of accounts under these plans will be only in common units of ARLP (Note 15). As a result, phantom units associated with these plans were considered in the calculation of basic or diluted units for the years ended December 31, 2012 and 2011. The non-vested LTIP grants associated with the LTIP Plan continue to entitle the LTIP participants to receive ARLP common units and accordingly are included in the calculation of basic and diluted units (to the extent of EPU dilution).

        During 2012 and 2011, our managing general partner made a capital contribution of $2.0 million and $5.0 million, respectively, to us for certain general and administrative expenses. A special allocation of general and administrative expenses equal to the amount of our managing general partner's contribution was made to them. Net income allocated to the limited partners was not burdened by this expense (Note 19).

14.        EMPLOYEE BENEFIT PLANS

        Defined Contribution Plans—Our eligible employees currently participate in a defined contribution profit sharing and savings plan ("PSSP") that we sponsor. The PSSP covers substantially all regular full-time employees. PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We make matching contributions based on a percent of an employee's eligible compensation and also make an additional nonmatching contribution. Our contribution expense for the PSSP was approximately $18.9 million, $15.6 million and $13.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increases in contribution expense are primarily attributable to increased headcount and higher salaries and wages included in the matching calculation.

        Defined Benefit Plan—Eligible employees at certain of our mining operations participate in a defined benefit plan (the "Pension Plan") that we sponsor. The benefit formula for the Pension Plan is a fixed-dollar unit based on years of service. Effective during 2008, new employees of these participating operations are no longer eligible to participate in the Pension Plan, but are eligible to participate in the PSSP that we sponsor. Additionally, certain employees participating in the Pension Plan, for some of those participating operations, had the one-time option during 2008 to remain in the Pension Plan or participate in enhanced benefit provisions under the PSSP.

        The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2012 and 2011 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2012 and 2011, respectively (dollars in thousands):

	2012	2011
Change in benefit obligations:
Benefit obligations at beginning of year	$73,730	$57,278
Service cost	2,682	2,312
Interest cost	3,246	3,184
Actuarial loss	8,318	12,260
Benefits paid	(1,508)	(1,304)

Benefit obligations at end of year	86,468	73,730

Change in plan assets:
Fair value of plan assets at beginning of year	46,192	43,982
Employer contribution	5,029	4,860
Actual return on plan assets	5,677	(1,346)
Benefits paid	(1,508)	(1,304)

Fair value of plan assets at end of year	55,390	46,192

Funded status at the end of year	$(31,078)	$(27,538)

Amounts recognized in balance sheet:
Non-current liability	$(31,078)	$(27,538)

	$(31,078)	$(27,538)

Amounts recognized in accumulated other comprehensive income consists of:
Net actuarial loss	$(33,356)	$(28,620)

	2012	2011
Weighted-average assumptions to determine benefit obligations as of December 31,
Discount rate	3.99%	4.49%
Expected rate of return on plan assets	8.00%	7.90%
Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	4.49%	5.56%
Expected return on plan assets	7.90%	8.35%

        The actuarial loss component of the change in benefit obligation in 2012 was primarily attributable to a decrease in the discount rate partially offset by an increase in the actual rate of return on plan assets compared to December 31, 2011. The actuarial loss component of the change in benefit obligation in 2011 was primarily attributable to a decrease in the discount rate and the actual rate of return on plan assets compared to December 31, 2010.

        The expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the long-term historical rates of return for each asset class. The expected long-term rate of return used to determine our pension liability was 8.0% based on the above factors and an asset allocation assumption of 70.0% invested in domestic equity securities with an expected long-term rate of return of 8.5%, 10.0% invested in international equities with an expected long-term rate of return of 3.3% and 20.0% invested in fixed income securities with an expected long-term rate of return of 6.0%. Expected long-term rate of return is based on a 20-year-average annual total return for each investment group. The actual return on plan assets was 14.8% and (2.7)% for the years ended December 31, 2012 and 2011, respectively.

	2012	2011	2010
	(in thousands)
Components of net periodic benefit cost:
Service cost	$2,682	$2,312	$2,214
Interest cost	3,246	3,184	2,924
Expected return on plan assets	(3,882)	(3,877)	(3,270)
Amortization of net loss	1,788	537	366

Net periodic benefit cost	$3,834	$2,156	$2,234

	2012	2011
	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive income:
Net actuarial loss	$(6,524)	$(17,483)
Reversal of amortization item:
Net actuarial loss	1,788	537

Total recognized in accumulated other comprehensive loss	(4,736)	(16,946)
Net periodic benefit cost	(3,834)	(2,156)

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$8,570	$19,102

        Estimated future benefit payments as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$1,814
2014	2,046
2015	2,341
2016	2,641
2017	2,967
2018 - 2022	21,171

$32,980

        We expect to contribute $2.4 million to the Pension Plan in 2013. The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2013 fiscal year is $2.2 million.

        On July 6, 2012, new federal legislation entitled Moving Ahead for Progress in the 21st Century Act was passed, which includes a provision aimed at stabilizing the interest rates used to calculate pension plan liabilities for pension funding purposes. We are currently evaluating the impact of this legislation; however, we anticipate that as a result of this new legislation, we will not make any further contributions during 2013 beyond the $2.4 million noted above.

        As permitted under ASC 715, Compensation—Retirement Benefits, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plan.

        The compensation committee of our managing general partner ("Compensation Committee") maintains a Funding and Investment Policy Statement ("Policy Statement") for the Pension Plan. The Policy Statement provides that the assets of the Pension Plan be invested in a prudent manner based on the stated purpose of the Pension Plan and diversified among a broad range of investments including domestic and international equity securities, domestic fixed income securities and cash equivalents. The Pension Plan allows for the utilization of options in a "collar strategy" to limit potential exposure to market fluctuations. The investment goal of the Pension Plan is to ensure that the assets provide sufficient resources to meet or exceed the benefit obligations as determined under terms and conditions of the Pension Plan. The Policy Statement provides that the Pension Plan shall be funded by employer contributions in amounts determined in accordance with generally accepted actuarial standards. The investment objectives as established by the Policy Statement are, first, to increase the value of the assets under the Pension Plan and, second, to control the level of risk or volatility of investment returns associated with Pension Plan investments.

        We had unfunded benefit obligations of approximately $31.1 million and $27.5 million at December 31, 2012 and 2011, respectively. In general, increases in benefit obligations will be offset by employer contributions and market returns. However, general market conditions may result in market losses. When the Pension Plan experiences market losses, significant variations in the funded status of the Pension Plan can, and often do, occur. Actuarial methods utilized in determining required future employer contributions take into account the long-term effect of market losses and result in increased future employer contributions, thus offsetting such market losses. Conversely, the long-term effect of market gains will result in decreased future employer contributions. Total account performance is reviewed at least annually, using a dynamic benchmark approach to track investment performance.

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

        The Policy Statement's asset allocation guidelines are as follows:

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

Asset allocations as of December 31,	2012	2011
Domestic equity securities	64%	64%
Foreign equity securities	16%	16%
Fixed income securities/cash	20%	20%

	100%	100%

        We consider multiple factors in our investment strategy. The following factors have been taken into consideration with respect to the Pension Plan's long-term investment goals and objectives and in the establishment of the Pension Plan's target investment allocation:

  •
  The long-term nature of providing retirement income benefits to Pension Plan participants;
  •
  The projected annual funding requirements necessary to meet the benefit obligations;
  •
  The current level of benefit payments to Pension Plan participants and beneficiaries; and
  •
  Ongoing analysis of economic conditions and investment markets.

14.        EMPLOYEE BENEFIT PLANS

        As required by FASB ASC 715, the following information discloses the fair values of our Pension Plan assets, by asset category, for the periods indicated (in thousands):

	December 31, 2012			December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$652	$—	$—	$467	$—	$—
Equity securities(a):
U.S. large-cap growth	6,210	—	—	5,404	—	—
U.S. large-cap value	8,219	—	—	6,744	—	—
Fixed income securities:
U.S. Treasury securities(b)	1,781	—	—	1,815	—	—
Corporate bonds(c)	—	2,266	—	—	2,093	—
Taxable municipal bonds(c)	—	202	—	—	315	—
International bonds(c)	—	579	—	—	528	—
Equity mutual funds(d):
U.S. large-cap growth	—	3,458	—	—	3,902	—
U.S. large-cap value	—	1,661	—	—	2,628	—
U.S. large-cap blend	—	2,180	—	—	—	—
U.S. mid-cap growth	—	4,497	—	—	3,688	—
U.S. mid-cap value	—	4,439	—	—	3,782	—
U.S. small-cap growth	—	1,099	—	—	1,887	—
U.S. small-cap value	—	1,158	—	—	1,907	—
U.S. small-cap blend	—	2,232	—	—	—	—
International	—	5,185	—	—	5,513	—
International small/mid-cap blend	—	1,686	—	—	—	—
Emerging Markets	—	2,241	—	—	1,849	—
Fixed income mutual funds(d):
Corporate bond	—	799	—	—	602	—
Mortgage backed-securities	—	1,265	—	—	1,037	—
Short term investment grade bond	—	1,673	—	—	—	—
Intermediate investment grade bond	—	1,023	—	—	1,444	—
High yield bond	—	553	—	—	515	—
International bond	—	262	—	—	242	—
Stock market index options(e):
Puts	—	63	—	—	116	—
Calls	—	(53)	—	—	(361)	—
Accrued income(f)	—	60	—	—	75	—

Total	$16,862	$38,528	$—	$14,430	$31,762	$—

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
(d)
Mutual funds are valued daily in actively traded markets by an independent custodian for the investment manager. For purposes of calculating the value, portfolio securities and other assets for which market quotes are readily available are valued at market value. Market value is generally determined on a basis of last reported sales prices, or if no sales are reported, based on quotes obtained from a quotation reporting system, established market makers, or pricing services. Investments initially valued in currencies other than the U.S. dollars are converted to the U.S. dollar using exchange rates obtained from pricing services.
(e)
Options are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, reported trades, issuer spreads, and/or other applicable reference data.
(f)
Accrued income represents dividends declared, but not received, on equity securities owned at December 31, 2012.

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

15.        COMPENSATION PLANS

        We have the LTIP for certain of our employees and officers of our managing general partner and its affiliates who perform services for us. The LTIP awards are of non-vested "phantom" or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units. Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to the review and approval of the Compensation Committee.

        On January 25, 2012, the Compensation Committee determined that the vesting requirements for the 2009 grants of 9,125 restricted units (which is net of 500 forfeitures) and the grants issued during the three months ended December 31, 2008 of 135,305 restricted units (net of 5,840 forfeitures) had been satisfied as of January 1, 2012. As a result of this vesting, on February 14, 2012, we issued 93,938 unrestricted common units to LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the LTIP participants. On January 23, 2013, the Compensation Committee authorized additional grants of 156,575 restricted units, of which 146,725 were granted.

        During the years ended December 31, 2012, 2011, and 2010, we issued grants of 107,114 units, 108,416 units and 138,130 units, respectively. Grants issued during the year ended December 31, 2012 vest on January 1, 2015. Grants issued during the year ended December 31, 2011 vest on January 1, 2014. Grants issued during the year ended December 31, 2010 vest on January 1, 2013. Vesting of all grants is subject to the satisfaction of certain financial tests, which management currently believes is probable. As of December 31, 2012, 12,782 of these outstanding LTIP grants have been forfeited. On January 23, 2013, the Compensation Committee determined that the vesting requirements for the 2010 grants of 130,102 restricted units (which is net of 8,028 forfeitures) had been satisfied as of January 1, 2013. As a result of this vesting, on February 15, 2013, we issued 82,400 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the LTIP participants. After consideration of the January 1, 2013 vesting and subsequent issuance of 82,400 common units, 2.2 million units remain available for issuance in the future, assuming that all grants issued in 2011 and 2012 and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

        For the years ended December 31, 2012, 2011 and 2010, our LTIP expense was $6.4 million, $5.3 million and $4.1 million, respectively. The total obligation associated with the LTIP as of December 31, 2012 and 2011 was $12.1 million and $9.6 million, respectively, and is included in limited partners' capital in our consolidated balance sheets.

        The fair value of the 2012, 2011 and 2010 grants is based upon the intrinsic value at the date of grant, which was $77.71, $66.84 and $39.59 per restricted unit, respectively, on a weighted average basis. We expect to settle the non-vested LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy the minimum statutory tax withholding requirements. As provided under the distribution equivalent rights provision of the LTIP, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount equal to the cash distribution we make to unitholders during the vesting period.

        A summary of non-vested LTIP grants as of and for the year ended December 31, 2012 is as follows:

Non-vested grants at January 1, 2012	384,218
Granted	107,114
Vested	(144,430)
Forfeited	(6,024)

Non-vested grants at December 31, 2012	340,878

        As of December 31, 2012, there was $7.8 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2012, the intrinsic value of the non-vested LTIP grants was $19.8 million.

SERP and Directors Deferred Compensation Plan

        We utilize the SERP to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of "phantom" ARLP units. The SERP is administered by the Compensation Committee.

        Our directors participate in the Deferred Compensation Plan. Pursuant to the Deferred Compensation Plan, for amounts deferred either automatically or at the election of the director, a notional account is established and credited with notional common units of ARLP, described in the plan as "phantom" units.

        For both the SERP and Deferred Compensation Plan, when quarterly cash distributions are made with respect to ARLP common units, an amount equal to such quarterly distribution is credited to each participant's notional account as additional phantom units. All grants of phantom units under the SERP and Deferred Compensation Plan vest immediately.

        Amounts that were payable under either the SERP or Deferred Compensation Plan on or prior to January 1, 2011, were paid in either cash or common units of ARLP. Effective for amounts that become payable after January 1, 2011, both the Deferred Compensation Plan and the SERP require that vested benefits be paid to participants only in common units of ARLP, and therefore the phantom units now qualify for equity award accounting treatment. As a result, we reclassified a total of $9.2 million of obligations for the SERP and the Deferred Compensation Plan from due to affiliates and other long-term liabilities to partners' capital in our consolidated balance sheets as required under FASB ASC 718, Compensation-Stock Compensation, on January 1, 2011. For the years ended December 31, 2012 and 2011, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 13,791 and 13,725 phantom units, respectively, and the fair value of these phantom units was $60.91 and $72.83, respectively, on a weighted-average basis. Total SERP and Deferred Compensation Plan expense was approximately $0.8 million, $1.0 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        As of December 31, 2012, there were 162,496 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $9.4 million. As of December 31, 2012, the total obligation associated with the SERP and Deferred Compensation Plan was $10.7 million and is included in the partners' capital-limited partners line item in our consolidated balance sheets. On February 14, 2013, we issued 5,705 ARLP common units to directors under the Deferred Compensation Plan.

16.        SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash Paid For:
Interest	$35,833	$36,188	$30,787

Income taxes	$—	$300	$1,803

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$20,972	$24,979	$13,339

Market value of common units vested in Long-Term Incentive Plan before minimum statutory tax withholding requirements	$11,070	$6,572	$3,396

Assets acquired by capital lease	$—	$3,525	$—

Acquisition of business:
Fair value of assets assumed	$126,639	$—	$—
Cash paid	(100,000)	—	—

Fair value of liabilities assumed	$26,639	$—	$—

17.        ASSET RETIREMENT OBLIGATIONS

        The majority of our operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA"), which establish reclamation and mine closing standards. These regulations, among other requirements, require restoration of property in accordance with specified standards and an approved reclamation plan. We account for our asset retirement obligations in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. We have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates. Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and are typically renewable on a yearly basis. As of December 31, 2012 and 2011, we had approximately $76.0 million and $70.6 million in surety bonds outstanding to secure the performance of our reclamation obligations.

        Discounting resulted in reducing the accrual for asset retirement obligations by $70.7 million and $71.3 million at December 31, 2012 and 2011, respectively. Estimated payments of asset retirement obligations as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$3,192
2014	2,168
2015	1,987
2016	23,762
2017	1,107
Thereafter	123,360

Aggregate undiscounted asset retirement obligations	155,576
Effect of discounting	(70,740)

Total asset retirement obligations	84,836
Less: current portion	(3,192)

Asset retirement obligations	$81,644

        The following table presents the activity affecting the asset retirement and mine closing liability (in thousands):

	Year ended December 31,
	2012	2011
Beginning balance	$72,342	$58,227
Accretion expense	2,853	2,546
Payments	(2,842)	(1,920)
Allocation of liability associated with acquisition, mine development and change in assumptions	12,483	13,489

Ending balance	$84,836	$72,342

        For the year ended December 31, 2012, the allocation of liability associated with acquisition, mine development and change in assumptions is a net increase of $12.5 million which was primarily attributable to the liability associated with the Onton mine acquisition (see Note 4) and increased refuse site reclamation disturbances with new mine development work at Tunnel Ridge and Gibson South, as well as the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates over all locations. These increases were offset in part by reductions for completed reclamation work at certain inactive locations.

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

18.        ACCRUED WORKERS' COMPENSATION AND PNEUMOCONIOSIS BENEFITS

        Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents. In addition, we are liable for workers' compensation benefits for traumatic injuries. Both black lung and traumatic claims are covered through our self-insured programs.

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

        We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers' compensation laws also compensate survivors of workers who suffer employment related deaths. Our liability for traumatic injury claims is the estimated present value of current workers' compensation benefits, based on our actuarial estimates. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 3.78% and 4.25% at December 31, 2012 and 2011, respectively, and for workers' compensation was 3.22% and 3.75% at December 31, 2012 and 2011, respectively.

        The black lung and workers' compensation expense consists of the following components for the year ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Black lung benefits:
Service cost	$3,758	$3,345	$2,359
Interest cost	2,372	2,382	1,857
Net amortization	776	(223)	(176)

Total black lung	6,906	5,504	4,040
Workers' compensation expense	17,572	18,996	16,776

Total expense	$24,478	$24,500	$20,816

        The following is a reconciliation of the changes in the black lung benefit obligation recognized in accumulated other comprehensive income for the years ended December 31, 2012 and 2011 (in thousands);

	2012	2011
Net actuarial gain (loss)	$2,156	$(4,570)
Reversal of amortization item:
Net actuarial (gain) loss	776	(223)

Total recognized in accumulated other comprehensive income (loss)	$2,932	$(4,793)

        The following is a reconciliation of the changes in workers' compensation liability (including current and long-term liability balances) at December 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning balance	$73,201	$67,687
Accruals	24,812	22,254
Payments	(10,477)	(11,235)
Interest accretion	2,739	3,174
Valuation gain	(13,229)	(8,679)

Ending balance	$77,046	$73,201

        The valuation gain component of the change in benefit obligation in 2012 and 2011 was primarily attributable to favorable reserve adjustments for claims incurred in prior years.

        The following is a reconciliation of the changes in black lung benefit obligations at December 31, 2012 and 2011 (in thousands):

	2012	2011
Benefit obligations at beginning of year	$55,605	$45,666
Service cost	3,758	3,345
Interest cost	2,372	2,382
Actuarial (gain) loss	(2,156)	4,570
Benefits and expenses paid	(715)	(358)
Acquisition of Onton (Note 4)	2,127	—

Benefit obligations at end of year	$60,991	$55,605

Amount recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$8,908	$11,840

        Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for black lung and workers' compensation benefits at December 31, 2012 and 2011 (in thousands):

	2012	2011
Black lung claims	$60,991	$55,605
Workers' compensation claims	77,046	73,201

Total obligations	138,037	128,806
Less current portion	(9,320)	(9,511)

Non-current obligations	$128,717	$119,295

        Both the black lung and workers' compensation obligations were unfunded at December 31, 2012 and 2011.

        As of December 31, 2012 and 2011, we had $81.4 million and $69.6 million, respectively, in surety bonds and letters of credit outstanding to secure workers' compensation obligations.

        The Patient Protection and Affordable Care Act, which was signed into law by President Obama on March 23, 2010, amended previous legislation related to coal workers' black lung providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The impact of these changes to our current population of beneficiaries and claimants resulted in an estimated $8.3 million increase to our black lung obligation at the December 31, 2010 measurement date. As of December 31, 2010, we recorded this estimate as an increase to our black lung liability and a decrease to our actuarial gain included in accumulated other comprehensive income on our consolidated balance sheet. This increase to our obligation excludes the impact of potential re-filing of closed claims and potential filing rates for employees who terminated more than seven years ago as we do not have sufficient information to determine what, if any, claims will be filed until regulations are issued or claim development patterns are identified through future litigation of claims. We will continue to evaluate the impact of these changes on such claims and record any necessary changes in the period in which the impact is estimable.

19.        RELATED-PARTY TRANSACTIONS

        The board of directors of our managing general partner ("Board of Directors") and its conflicts committee ("Conflicts Committee") review each of our related-party transactions to determine that such transactions reflect market-clearing terms and conditions. As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below as fair and reasonable to us and our limited partners.

        Administrative Services—On April 1, 2010, effective January 1, 2010, ARLP entered into an Amended and Restated Administrative Services Agreement (the "Administrative Services Agreement") with our managing general partner, our Intermediate Partnership, AHGP and its general partner AGP, and Alliance Resource Holdings II, Inc. ("ARH II"), the indirect parent of SGP. The Administrative Services Agreement superseded the administrative services agreement signed in connection with the AHGP IPO in 2006. Under the Administrative Services Agreement, certain employees, including some executive officers, provide administrative services to our managing general partner, AHGP, AGP, ARH II and their respective affiliates. We are reimbursed for services rendered by our employees on behalf of these affiliates as provided under the Administrative Services Agreement. We billed and recognized administrative service revenue under the Administrative Services Agreement of $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, from AHGP and $0.1 million, $0.2 million and $0.2 million from ARH II for the years ended December 31, 2012, 2011 and 2010, respectively.

        Our partnership agreement provides that our managing general partner and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, director fees and expenses, management's salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services. Our managing general partner may determine in its sole discretion the expenses that are allocable to us. Total costs billed by our managing general partner and its affiliates to us were approximately $1.2 million, $0.7 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Managing General Partner Contributions—During December 2012 and 2011, an affiliated entity controlled by Mr. Craft contributed $2.0 million and $5.0 million, respectively, to AHGP for the purpose of funding certain of our general and administrative expenses. Upon AHGP's receipt of each contribution, it contributed the same to its subsidiary MGP, our managing general partner, which in turn contributed the same to our subsidiary, Alliance Coal. As provided under our partnership agreement, we made special allocations to our managing general partner of certain general and administrative expenses equal to its contributions (Note 13).

        White Oak—On September 22, 2011, we entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and lease-back of certain reserves and surface rights, a coal handling and services agreement and a loan for surface facilities. See Note 12 for further information on these related party transactions.

        SGP Land, LLC—On March 1, 2012, JC Air, LLC ("JC Air"), a wholly-owned subsidiary of our special general partner, was merged into our subsidiary, ASI. JC Air's sole assets were two airplanes, one of which was previously subject to a time-sharing agreement between SGP Land, LLC ("SGP Land") and us. In consideration for this merger, we paid SGP approximately $8.0 million cash at closing.

        ASI has agreements with SGP Land (a subsidiary of SGP), and with Mr. Craft, providing for the use of ASI aircraft by SGP Land and Mr. Craft. SGP and Mr. Craft paid us $0.1 million for aircraft usage in 2012 as a result of these agreements. In addition, Alliance Coal has an agreement with JC Land LLC ("JC Land"), an entity owned by Mr. Craft, providing for the use of JC Land's aircraft by Alliance Coal. As a result of this agreement, we paid JC Land $0.1 million for aircraft usage in 2012.

        We reimbursed SGP Land $0.3 million, $1.0 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively in accordance with the provisions of the replaced time-sharing agreement, which ended on March 1, 2012, upon the merger of JC Air into ASI, as discussed above.

        In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, $2.3 million of advance minimum royalties paid under the lease is available for recoupment, and management expects that it will be recouped against future production.

        SGP—In January 2005, we acquired Tunnel Ridge from ARH. In connection with this acquisition, we assumed a coal lease with SGP. Under the terms of the lease, Tunnel Ridge has paid and will continue to pay an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal. Tunnel Ridge paid advance minimum royalties of $3.0 million during each of the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, $20.2 million of advance minimum royalties paid under the lease is available for recoupment and management expects that it will be recouped against future production. In August 2010, the coal lease was amended to include approximately 34.4 million additional clean tons of recoverable coal reserves in the proven and probable categories.

        Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to match the term of the coal lease. Lease expense was $0.2 million for each of the years ended December 31, 2012, 2011 and 2010.

        We have a noncancelable lease arrangement for the Gibson North mine's coal preparation plant and ancillary facilities with SGP. Based on the terms of the original lease, we made monthly payments of approximately $0.2 million through January 2011. Effective February 1, 2011, the lease was amended to extend the term through January 2017 and modify other terms, including reducing the monthly payments to approximately $50,000. The lease arrangement is considered a capital lease based on the terms of the new arrangement. Lease payments for the years ended December 31, 2012, 2011 and 2010 were $0.6 million, $0.8 million and $2.6 million, respectively.

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

20.        COMMITMENTS AND CONTINGENCIES

        Commitments—We lease buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. We also have a noncancelable lease with SGP (Note 19) and a noncancelable lease for equipment under a capital lease obligation. Future minimum lease payments are as follows (in thousands):

Year Ending December 31,		Other Operating Leases
	Capital Lease	Affiliate	Others	Total
2013	$2,135	$240	$1,413	$1,653
2014	2,346	—	944	944
2015	2,496	—	910	910
2016	2,474	—	910	910
2017	1,916	—	910	910
Thereafter	14,829	—	683	683

Total future minimum lease payments	$26,196	$240	$5,770	$6,010

Less: amount representing interest	(6,583)

Present value of future minimum lease payments	19,613
Less: current portion	(1,000)

Long-term capital lease obligation	$18,613

        Rental expense (including rental expense incurred under operating lease agreements) was $5.1 million, $5.3 million and $7.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Contractual Commitments—In connection with planned capital projects, we have contractual commitments of approximately $96.9 million at December 31, 2012. As of December 31, 2012, we had commitments to purchase, from external production sources, coal at an estimated cost up to $6.7 million in 2013.

        On September 22, 2011, we entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. Our initial investment funding to White Oak at the Transaction date was $69.5 million and we have funded to White Oak $121.5 million between the Transaction Date and December 31, 2012. We have committed to fund total expenditures for the project of approximately $300.5 million to $425.5 million from the Transaction Date through the next two to three years which includes the funding made to White Oak through December 31, 2012 discussed above. We plan to utilize existing cash balances, future cash flows from operations, borrowings under revolving credit facilities and cash provided from the issuance of debt or equity to fund our commitments to the White Oak project. For more information on the White Oak transactions, please read Note 12.

        General Litigation—Various lawsuits, claims and regulatory proceedings incidental to our business are pending against the ARLP Partnership. We record an accrual for a potential loss related to these matters when, in management's opinion, such loss is probable and reasonably estimable. Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity. However, if the results of these matters were different from management's current opinion and in amounts greater than our accruals, then they could have a material adverse effect.

        Other—During October 2012, we completed our annual property and casualty insurance renewal with various insurance coverages effective October 1, 2012. The aggregate maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 90-day waiting period for underground business interruption and a $10.0 million overall aggregate deductible. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

		Year Ended December 31,
	Segment (Note 22)
		2012	2011	2010
Customer A	Illinois Basin	$336,560	$231,838	$279,516
Customer B	Illinois Basin	243,339	249,047	191,225

        Trade accounts receivable from these customers totaled approximately $58.9 million and $34.1 million at December 31, 2012 and 2011, respectively. Our bad debt experience has historically been insignificant. Financial conditions of our customers could result in a material change to our bad debt expense in future periods. The coal supply agreements with our significant customers expire in 2016.

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

        The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal's Dotiki mining complex, Gibson County Coal's mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal's Elk Creek mining complex, White County Coal's Pattiki mining complex, Warrior's mining complex, the Sebree mining complex, which includes the Onton mine, and River View's mining complex. The development of the Gibson South mine is currently underway. For information regarding the acquisition of the Onton mine, which was added to the Illinois Basin segment in April 2012, please see Note 4.

        The Central Appalachian reportable segment is comprised of two operating segments, the MC Mining and Pontiki mining complexes. The Pontiki mining complex was idled on August 29, 2012 and resumed operations on November 25, 2012. For more information regarding the idling of the Pontiki mining complex, please see Note 5.

        The Northern Appalachian reportable segment is comprised of multiple operating segments, including Mettiki's mining complexes, the Tunnel Ridge mining complex and the Penn Ridge Coal property. In May 2012, longwall production began at the Tunnel Ridge mine. We are in the process of permitting the Penn Ridge property for future mine development.

        The White Oak reportable segment is comprised of two operating segments, WOR Processing and WOR Properties. WOR Processing includes both the surface operations at White Oak currently under construction and the equity investment in White Oak. WOR Properties owns coal reserves acquired from White Oak with a lease-back arrangement (Note 12).

        Other and Corporate includes marketing and administrative expenses, ASI and its subsidiary, Matrix Design, Alliance Design (collectively, Matrix Design and Alliance Design are referred to as the "Matrix Group") and ASI's ownership of aircraft (Note 19), the Mt. Vernon dock activities, coal brokerage activity, our equity investment in Mid-America Carbonates, LLC and certain activities of Alliance Resource Properties.

        Reportable segment results as of and for the years ended December 31, 2012, 2011 and 2010 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	White Oak	Other and Corporate	Elimination(1)	Consolidated
	(in thousands)
Reportable segment results as of and for the year ended December 31, 2012 were as follows:
Total revenues(2)	$1,499,976	$157,311	$335,099	$—	$58,443	$(16,528)	$2,034,301
Segment Adjusted EBITDA Expense(3)	894,769	131,148	277,736	(1,347)	53,005	(16,528)	1,338,783
Segment Adjusted EBITDA(4)(5)	593,054	25,712	47,933	(13,987)	6,122	—	658,834
Total assets(6)	1,042,719	87,068	537,042	226,714	63,528	(1,099)	1,955,972
Capital expenditures(7)	219,029	33,817	109,039	85,671	11,676	—	459,232
Reportable segment results as of and for the year ended December 31, 2011 were as follows:
Total revenues(2)	$1,313,148	$206,323	$274,233	$—	$65,024	$(15,168)	$1,843,560
Segment Adjusted EBITDA Expense(3)	786,116	151,101	203,317	155	59,526	(15,168)	1,185,047
Segment Adjusted EBITDA(4)(5)	505,113	53,729	62,395	(4,407)	6,340	—	623,170
Total assets(6)	787,923	96,099	452,407	89,690	306,254	(855)	1,731,518
Capital expenditures(7)	153,118	28,477	137,040	51,198	2,887	—	372,720
Reportable segment results as of and for the year ended December 31, 2010 were as follows:
Total revenues(2)	$1,202,442	$165,175	$219,211	$—	$45,052	$(21,815)	$1,610,065
Segment Adjusted EBITDA Expense(3)	717,040	128,318	163,876	—	38,743	(21,815)	1,026,162
Segment Adjusted EBITDA(4)	460,592	36,714	46,702	—	6,311	—	550,319
Total assets	745,626	81,818	313,515	—	364,405	(4,086)	1,501,278
Capital expenditures	149,149	10,012	128,961	—	1,752	—	289,874
(1)
The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from Matrix Group to our mining operations.

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

         The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Year Ended December 31,
	2012	2011	2010
Segment Adjusted EBITDA Expense	$1,338,783	$1,185,047	$1,026,162
Outside coal purchases	(38,607)	(54,280)	(17,078)
Other income	3,115	983	851

Operating expenses (excluding depreciation, depletion and amortization)	$1,303,291	$1,131,750	$1,009,935

(4)
Segment Adjusted EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization, asset impairment charge and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Consolidated Segment Adjusted EBITDA	$658,834	$623,170	$550,319
General and administrative	(58,737)	(52,334)	(50,818)
Depreciation, depletion and amortization	(218,122)	(160,335)	(146,881)
Asset impairment charge	(19,031)	—	—
Interest expense, net	(28,455)	(21,579)	(29,862)
Income tax (expense) benefit	1,082	431	(1,741)

Net income	$335,571	$389,353	$321,017

(5)
Includes equity in income (loss) of affiliates for the year ended December 31, 2012 and 2011 of $(15.3) million and $(4.3) million, respectively, included in the White Oak segment and $0.7 million and $0.8 million, respectively, included in the Other and Corporate segment

(6)
Total assets for the White Oak and Other and Corporate Segments include investments in affiliate of $86.8 million and $1.7 million, respectively, at December 31, 2012 and $38.5 million and $1.6 million, respectively, at December 31, 2011.

(7)
Capital expenditures shown above for the year ended December 31, 2012 and 2011 include $34.6 million and $50.8 million, respectively, for acquisition and development of coal reserves in our consolidated statements of cash flow. Capital expenditures shown above exclude the Green River acquisition in April 2012 (Note 4).

23.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        A summary of our consolidated quarterly operating results in 2012 and 2011 is as follows (in thousands, except unit and per unit data):

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012(3)	December 31, 2012(1)
Revenues	$443,586	$529,864	$511,441	$549,410
Income from operations	91,983	105,461	70,338	106,697
Income before income taxes	82,601	95,198	60,408	96,282
Net income	82,968	95,455	60,510	96,638
Basic and diluted net income per limited partner unit	$1.54	$1.83	$0.89	$1.87
Weighted average number of units outstanding—basic and diluted	36,826,980	36,874,949	36,874,949	36,874,949

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011(1)(2)
Revenues	$423,258	$457,946	$487,747	$474,609
Income from operations	103,769	107,179	112,115	89,859
Income before income taxes	95,151	98,503	103,776	91,492
Net income	95,380	98,178	104,093	91,702
Basic and diluted net income per limited partner unit	$1.99	$2.04	$2.16	$1.93
Weighted average number of units outstanding—basic and diluted	36,748,915	36,775,741	36,775,741	36,775,741
(1)
The comparability of our December 31, 2012 and 2011 quarterly results were affected by a $14.0 million and $13.6 million, respectively, decrease in our workers' compensation liability, excluding discount rate changes, due to the completion of our annual actuarial study, which reflected a favorable development in our disability emergence patterns and claims estimates, as well as the establishment of credible trends for our Mettiki (WV) claims experience and resulting favorable actuarial estimate adjustments.

(2)
During the quarter ended December 31, 2011, we corrected the interest rate used to account for capitalized interest to utilize the Partnership's overall borrowing rate. This correction resulted in a $10.0 million increase in property, plant and equipment (net of $1.2 million of related depreciation, depletion and amortization) and an $11.2 million offsetting decrease to interest expense ($9.4 million of which was related to prior years). Management concluded the effect of the correction was not material to prior periods, 2011 results or the trend of earnings.

(3)
During the quarter ended September 30, 2012, we recorded a $19.0 million impairment of the carrying value of assets at the Pontiki mine (Note 5).

24.        SUBSEQUENT EVENTS

        Other than those events described in Notes 10 and 15, there were no other subsequent events.

SCHEDULE II

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Balance At Beginning of Year	Additions Charged to Income	Deductions	Balance At End of Year
(in thousands)
2012
Allowance for doubtful accounts	$—	$—	$—	$—

2011
Allowance for doubtful accounts	$—	$—	$—	$—

2010
Allowance for doubtful accounts	$—	$—	$—	$—

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.            CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of December 31, 2012.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting ("Internal Controls") will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the ARLP Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that simple errors or mistakes can occur. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant.

        Management's Annual Report on Internal Control over Financial Reporting.    Management of the ARLP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The ARLP Partnership's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our managing general partner regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that the ARLP Partnership's assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the ARLP Partnership's internal control over financial reporting. Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2012 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the ARLP Partnership.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2012, the ARLP Partnership's internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

        Ernst & Young LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report which is included herein.

        Changes in Internal Controls Over Financial Reporting.    There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance Resource Management GP, LLC
and the Partners of Alliance Resource Partners, L.P.

We have audited Alliance Resource Partners, L.P.'s (the "Partnership") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alliance Resource Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alliance Resource Partners, L.P. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and partners' capital for each of the two years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
March 1, 2013

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

Name	Age	Position With Our Managing General Partner
Joseph W. Craft III	62	President, Chief Executive Officer and Director
Brian L. Cantrell	53	Senior Vice President and Chief Financial Officer
R. Eberley Davis	55	Senior Vice President, General Counsel and Secretary
Robert G. Sachse	64	Executive Vice President—Marketing
Charles R. Wesley	58	Executive Vice President and Director
Thomas M. Wynne	56	Senior Vice President and Chief Operating Officer
Michael J. Hall	68	Director and Member of Audit* and Compensation Committees
John P. Neafsey	73	Chairman of the Board and Member of Compensation and Conflicts* Committees
John H. Robinson	62	Director and Member of Audit, Compensation* and Conflicts Committees
Wilson M. Torrence	71	Director and Member of Audit, Compensation and Conflicts Committees
*
Indicates Chairman of Committee

        Joseph W. Craft III has been President, Chief Executive Officer and a Director since August 1999 and has indirect majority ownership of our managing general partner. Mr. Craft also serves as President, Chief Executive Officer and Chairman of the Board of Directors of AGP, the general partner of AHGP. Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company's General Counsel and Chief Financial Officer. He is a former Chairman of the National Coal Council, a Board Member of the National Mining Association, a Director of American Coalition for Clean Coal Electricity, and a Director of BOK Financial Corporation (NASDAQ: BOKF) since April of 2007. Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

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

        Charles R. Wesley has been a Director since January 2009 and Executive Vice President since March 2009. Mr. Wesley has served in a variety of capacities since joining the company in 1974, including as Senior Vice President—Operations from August 1996 through February 2009. Mr. Wesley is a former Chairman of the Board of Directors of the Kentucky Coal Association and also has served the industry as past President of the West Kentucky Mining Institute and National Mine Rescue Association Post 11, and as a director of the Kentucky Mining Institute. Mr. Wesley holds a Bachelor of Science degree in Mining Engineering from the University of Kentucky. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Wesley should serve as a Director include his long history of significant involvement in the coal industry, his successful leadership of the Partnership's operations, and his knowledge and technical expertise in all aspects of producing and marketing coal.

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

        Michael J. Hall became a Director in March 2003. Mr. Hall is Chairman of the Audit Committee and a member of the Compensation Committee. Since March 2006, Mr. Hall has also been a Director and Chairman of the audit committee of AGP, the general partner of AHGP. Mr. Hall is Chairman of the Board of Directors of Matrix Service Company ("Matrix") (NASDAQ: MTRX). Previously, Mr. Hall served as President and Chief Executive Officer of Matrix from March 2005 until he retired in November 2006. Mr. Hall also served as Vice President—Finance and Chief Financial Officer, Secretary and Treasurer of Matrix from September 1998 to May 2004. Mr. Hall became a Director of Matrix in October 1998, and was elected Chairman of its Board in November 2006. Matrix is a company which provides general industrial construction and repair and maintenance services principally to the petroleum, petrochemical, power, bulk storage terminal, pipeline and industrial gas industries. Prior to working for Matrix, Mr. Hall was Vice President and Chief Financial Officer of Pexco Holdings, Inc., Vice President—Finance and Chief Financial Officer for Worldwide Sports & Recreation, Inc., an affiliated company of Pexco, and worked for T.D. Williamson, Inc., as Senior Vice President, Chief Financial and Administrative Officer, and Director of Operations—Europe, Africa and Middle East Region. Mr. Hall was a member and Chairman of the Board of Directors of Integrated Electrical Services, Inc. (NASDAQ: IESC) and served in that capacity from May 2006 to February 2011, and was a member of its audit, compensation and nominating/governance committees. Mr. Hall served as Chairman of the Board of Directors of American Performance Funds, was a member of its audit and nominating committees and served as independent trustee from July 1990 to May 2008. Mr. Hall holds a Bachelor of Science degree in Accounting from Boston College and a Masters of Business Administration from Stanford University. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Hall should serve as a Director include his long history of service in senior corporate leadership positions, his significant knowledge of the energy industry, and his extensive expertise and experience in financial reporting matters gained from his service as Chief Financial Officer of public companies.

        John P. Neafsey has served as Chairman of the Board of Directors since June 1996. Mr. Neafsey is also Chairman of the Conflicts Committee and a member of the Compensation Committee. Mr. Neafsey is President of JN Associates, an investment consulting firm formed in 1993. Mr. Neafsey served as President and CEO of Greenwich Capital Markets from 1990 to 1993 and as a Director since its founding in 1983. Positions that Mr. Neafsey held during a 23-year career at The Sun Company include Director; Executive Vice President responsible for Canadian operations, Sun Coal Company and Helios Capital Corporation; Chief Financial Officer; and other executive and director positions with numerous subsidiary companies. He is or has been active in a number of organizations, including the following: former Director and Chairman of the audit committee for The West Pharmaceutical Services Company and former Chairman and a member of the audit and compensation committees of Constar, Inc., former Chairman and member of the audit and compensation committees of NES Rentals, Inc., Trustee Emeritus and Presidential Counselor, Cornell University, and Overseer of Cornell-Weill Medical Center. Mr. Neafsey holds a Bachelor of Science degree in Engineering and a Masters of Business Administration degree from Cornell University. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Neafsey should serve as a Director include his extensive service in senior corporate leadership positions in both the energy and financial services industries, and his technical expertise, knowledge and experience with financial markets.

        John H. Robinson became a Director in December 1999. Mr. Robinson is Chairman of the Compensation Committee and a member of the Audit and Conflicts Committees. Mr. Robinson is Chairman of Hamilton Ventures, LLC. From 2003 to 2004, he was Chairman of EPC Global, Ltd., an engineering staffing company. From 2000 to 2002, he was Executive Director of Amey plc, a British business process outsourcing company. Mr. Robinson served as Vice Chairman of Black & Veatch, Inc. from 1998 to 2000. He began his career at Black & Veatch in 1973 and was a General Partner and Managing Partner prior to becoming Vice Chairman when the firm incorporated. Mr. Robinson is a Director of Coeur d'Alene Mining Corporation and a member of its executive and audit committees and chairman of its compensation committee, and he is a Director of the Federal Home Loan Bank of Des Moines, also serving on its audit committee and as chairman of its compensation committee. Mr. Robinson is also a Director of Olsson Associates. He holds Bachelor and Masters of Science degrees in Engineering from the University of Kansas and is a graduate of the Owner-President-Management Program at the Harvard Business School. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Robinson should serve as a Director include his significant experience in the engineering and consulting industries, his extensive service in senior corporate leadership positions in both industries and his familiarity with financial matters.

        Wilson M. Torrence became a Director in January 2007. Mr. Torrence is a member of the Audit, Compensation and Conflicts Committees. Mr. Torrence retired from Fluor Corporation in 2006 as a Senior Vice President of Project Development and Investments and since that time has performed investment and business consulting services for various clients. Mr. Torrence was employed at Fluor from 1989 to 2006 where, among other roles, he was responsible for the global Project Development, Investment and Structured Finance Group and served as Chairman of Fluor's Investment Committee. In that position,

Mr. Torrence had executive responsibility for Fluor's global activities in developing and arranging third-party financing for some of Fluor's clients' construction projects. Prior to joining Fluor in 1989, Mr. Torrence was President and CEO of Combustion Engineering Corporation's Waste to Energy Division and, during that time, also served as Chairman of the Institute of Resource Recovery, a Washington-based industry advocacy organization. Mr. Torrence began his career at Mobil Oil Corporation, where he held several executive positions, including Assistant Treasurer of Mobil's International Marketing and Refining Division and Chief Financial Officer of Mobil Land Development Company. More recently, from October 2006 to March 2007, Mr. Torrence served as Chief Financial Officer and as a Director of Cleantech America, LLC, a private company involved in development of central station solar generating plants. Mr. Torrence holds Bachelor and Masters degrees in Business Administration from Virginia Tech University. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Torrence should serve as a Director include his extensive experience in the construction and energy businesses, his senior corporate finance-related and other leadership positions and his participation in numerous financing transactions.

Board of Directors

        The leadership structure of our Board of Directors has been consistent since the Partnership's inception. Our President and Chief Executive Officer is a member of our Board of Directors but is not its Chairman, and our Chairman is an independent Director. We believe this structure is appropriate for the Partnership because it allows for leadership of the Board of Directors that is independent of management, enhancing the effectiveness of the Board of Directors' oversight.

        Our Board of Directors generally administers its risk oversight function through the board as a whole. Our President and Chief Executive Officer, who reports to the Board of Directors, and the other executives named above, who report to our President and Chief Executive Officer, have day-to-day risk management responsibilities. At the Board of Director's request, each of these executives attends the meetings of our Board of Directors, where the Board of Directors routinely receives reports on our financial results, the status of our operations and our safety performance, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management. In addition, management provides periodic reports of the Partnership's financial and operational performance to each member of the Board of Directors. The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from the Partnership's internal auditor, who reports directly to the Audit Committee, and reviews the Partnership's contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors.

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

Audit Committee

        The Audit Committee comprises three non-employee members of the Board of Directors (currently, Mr. Hall, Mr. Robinson and Mr. Torrence). After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with us that might affect their independence, the Board of Directors has determined that all current Audit Committee members are "independent" as that concept is defined in Section 10A of the Exchange Act, all current Audit Committee members are "independent" as that concept is defined in the applicable rules of NASDAQ Stock Market, LLC, all current Audit Committee members are financially literate, and Mr. Hall qualifies as an "audit committee financial expert" under the applicable rules promulgated pursuant to the Exchange Act.

  Report of the Audit Committee

        The Audit Committee of MGP oversees our financial reporting process on behalf of the Board of Directors. Management has primary responsibility for the financial statements and the reporting process including the systems of internal controls. The Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm and assists the Board of Directors by conducting its own review of our:

  •
  filings with the SEC pursuant to the Securities Act of 1933 (the "Securities Act") and the Exchange Act (i.e., Forms 10-K, 10-Q, and 8-K);
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

        In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2012. The Audit Committee's activities included, but were not limited to, (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2012, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor. Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter. The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

        The Audit Committee discussed with Ernst & Young LLP the matters required to be discussed by the Statement of Auditing Standards ("SAS") 114, The Auditor's Communication with Those Charged with Governance, as may be modified or supplemented. The Audit Committee received written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communication with the audit committee regarding independence, and has discussed with Ernst & Young LLP its independence from management and the ARLP Partnership.

        Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

Members of the Audit Committee:
Michael J. Hall, Chairman John H. Robinson Wilson M. Torrence

Code of Ethics

        We have adopted a code of ethics with which our President and Chief Executive Officer and our senior financial officers (including our principal financial officer and our principal accounting officer or controller) are expected to comply. The code of ethics is publicly available on our website under "Investor Relations" at www.arlp.com and is available in print without charge to any unitholder who requests it. Such requests should be directed to Investor Relations at (918) 295-7674. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to our President and Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2012 none of our officers and directors were delinquent with respect to any of the filing requirements under Rule 16(a).

Reimbursement of Expenses of our Managing General Partner and its Affiliates

        Our managing general partner does not receive any management fee or other compensation in connection with its management of us. Our managing general partner is reimbursed by us for all expenses incurred on our behalf. Please see "Item 13.—Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

ITEM 11.            EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

  Introduction

        The Compensation Committee oversees the compensation of our managing general partner's executive officers, including the President and Chief Executive Officer, our principal executive officer, the Senior Vice President and Chief Financial Officer, our principal financial officer, and the three most highly compensated executive officers in 2012, each of whom is named in the Summary Compensation Table (collectively, our "Named Executive Officers"). Our Named Executive Officers are employees of our operating subsidiary, Alliance Coal. Certain of our Named Executive Officers devote a portion of their time to the business of one or more related parties and, to the extent they do so, Alliance Coal is reimbursed for such services by those related parties pursuant to an administrative services agreement. Please see "Item 13—Certain Relationships and Related Transactions, and Director Independence—

Administrative Services." We do not have employment agreements with any of our Named Executive Officers.

  Compensation Objectives and Philosophy

        The compensation of our Named Executive Officers is designed to achieve two key objectives: (i) provide a competitive compensation opportunity to allow us to recruit and retain key management talent, and (ii) motivate and reward the executive officers for creating sustainable, capital-efficient growth in available cash to maximize our distributions to our unitholders. In making decisions regarding executive compensation, the Compensation Committee reviews current compensation levels of other companies in the coal industry and other peers, considers our President and Chief Executive Officer's assessment of each of the other executives, and uses its discretion to determine an appropriate total compensation package of base salary and short-term and long-term incentives. The Compensation Committee intends for each executive officer's total compensation to be competitive in the marketplace and to effectively motivate the officer. Based upon its review of our overall executive compensation program, the Compensation Committee believes the program is appropriately applied to our managing general partner's executive officers and is necessary to attract and retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance unitholder value. Moreover, the Compensation Committee believes the total compensation opportunities provided to our managing general partner's executive officers create alignment with our long-term interests and those of our unitholders. As a result, we do not maintain unit ownership requirements for our Named Executive Officers.

  Setting Executive Compensation

  Role of the Compensation Committee

        The Compensation Committee discharges the Board of Directors' responsibilities relating to our managing general partner's executive compensation program. The Compensation Committee oversees our compensation and benefit plans and policies, administers our incentive bonus and equity participation plans, and reviews and approves annually all compensation decisions relating to our Named Executive Officers. The Compensation Committee is empowered by the Board of Directors and by the Compensation Committee's charter to make all decisions regarding compensation for our Named Executive Officers without ratification or other action by the Board of Directors. The Compensation Committee has authority to secure services for executive compensation matters, legal advice, or other expert services, both from within and outside the company. While the Compensation Committee is empowered to delegate all or a portion of its duties to a subcommittee, it has not done so.

        The Compensation Committee comprises all of our directors who have been determined to be "independent" by the Board of Directors in accordance with applicable NASDAQ Stock Market, LLC and SEC regulations, presently Messrs. Robinson, Hall, Neafsey and Torrence.

  Role of Executive Officers

        Each year, the President and Chief Executive Officer submits recommendations to the Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to our Named Executive Officers, excluding himself. The President and Chief Executive Officer bases his recommendations on his assessment of each executive's performance, experience, demonstrated leadership, job knowledge and management skills. The Compensation Committee considers the recommendations of the President and Chief Executive Officer as one factor in making compensation decisions regarding our Named Executive Officers. Historically, and in 2012, the Compensation Committee and the President and Chief Executive Officer have been substantially aligned on decisions regarding compensation of the Named Executive Officers. As executive officers are promoted or hired during the year, the President and Chief Executive Officer makes compensation recommendations to the Compensation Committee and works closely with the Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the Compensation Committee. At the direction of the Compensation Committee, the President and Chief Executive Officer and the Senior Vice President, General Counsel and Secretary attend certain meetings of the Compensation Committee.

  Role of Compensation Consultants

        The Compensation Committee engaged Mercer (US) Inc. ("Mercer") as an outside compensation consultant to assist it in collecting and analyzing peer group compensation information and in assessing the competitiveness of our compensation program for 2012. Mercer took instructions from and reported to the Chairman of the Compensation Committee. Mercer reviewed published survey data and peer group proxy information, and provided a comparative analysis of competitive practices regarding base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.

        Mercer analyzed survey sources published by Mercer and Watson Wyatt to collect compensation data for companies of similar size based on annual revenue. Mercer's peer group proxy analysis included CONSOL Energy Inc., Arch Coal, Inc., Alpha Natural Resources Inc., Walter Energy, Inc., Patriot Coal Corp., James River Coal Company, Oxford Resource Partners, LP, Natural Resource Partners L.P. and Rhino Resource Partners LP. This peer group was selected by Mercer and approved by the Compensation Committee.

        The Compensation Committee also engaged Mercer in 2012 to review the competitiveness of the compensation of our non-employee directors. Otherwise, Mercer did not provide any non-executive compensation services for us or our managing general partner during 2012.

  Use of Peer Group Comparisons and Survey Data

        The Compensation Committee believes that it is important to review and compare our performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually. In setting executive compensation in 2012, the Compensation Committee reviewed the compensation information compiled by Mercer. The Compensation Committee uses the peer group and survey data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers. The Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

  Consideration of Equity Ownership

        Mr. Craft, the President and Chief Executive Officer, is evaluated and treated differently with respect to compensation than our other Named Executive Officers. Mr. Craft and his related entities own significant equity positions in AHGP, which owns MGP, the IDR in ARLP and, as of December 31, 2012, 42.2% of ARLP's outstanding common units. Because of these ownership positions, the interests of Mr. Craft are directly aligned with those of our unitholders. Mr. Craft has not received an increase in base salary since 2002 and has not received a bonus under our short-term incentive plan ("STIP") or any grants of LTIP awards since 2005.

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

        Each of our Named Executive Officers also receives supplemental retirement benefits through the SERP. In addition, all executive officers are entitled to customary benefits available to our employees generally, including group medical, dental, and life insurance and participation in our profit sharing and savings plan ("PSSP"). Our PSSP is a defined contribution plan and includes an employer matching contribution of 75% on the first 3% of eligible compensation contributed by the employee, an employer non-matching contribution of 0.75% of eligible compensation, and an employer supplemental contribution of 5% of eligible compensation. The PSSP provides an additional means of attracting and retaining qualified employees by providing tax-advantaged opportunities for employees to save for retirement.

  Base Salary

        When reviewing base salaries, the Compensation Committee's policy is to consider the individual's experience, tenure and performance, the individual's level of responsibility, the position's complexity and its importance to us in relation to other executive positions, our financial performance, and competitive pay practices. The Compensation Committee also considers comparative compensation data of companies in our peer group and the recommendation of the President and Chief Executive Officer of our managing general partner. Base salaries are reviewed annually to ensure continuing consistency with market levels, and adjustments to base salaries are made as needed to reflect movement in the competitive market as well as individual performance.

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

        The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of the core mining business. (EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.) The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target, and it increases in relationship to our EBITDA, as adjusted, exceeding the minimum threshold. The Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion. In 2012, the Compensation Committee approved a minimum financial performance target of $461.1 million in EBITDA from current operations, normalized by excluding any charges for unit-based compensation and affiliate contributions, if any, and we exceeded the minimum target.

        Awards to our Named Executive Officers each year are determined by and in the discretion of the Compensation Committee. However, the Compensation Committee does not establish individual target payout amounts for the Named Executive Officers' STIP awards or otherwise communicate with the Named Executive Officers regarding their STIP awards or the payout amounts thereunder until the individual STIP awards are paid. As it does when reviewing base salaries, in determining individual awards under the STIP the Compensation Committee considers its assessment of the individual's performance, our financial performance, comparative compensation data of companies in our peer group and the recommendation of the President and Chief Executive Officer. The compensation expense associated with STIP awards is recognized in the year earned, with the cash awards payable in the first quarter of the following calendar year. Termination of employment of an executive officer for any reason prior to payment of a cash award will result in forfeiture of any right to the award, unless and to the extent waived by the Compensation Committee in its discretion.

        The performance measure for the STIP in 2013 will be EBITDA for current operations, excluding charges for unit-based compensation and affiliate contributions, if any. As discussed above, the Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out. The Compensation Committee believes the STIP performance criteria for 2013 will be reasonably difficult to achieve and therefore support our key compensation objectives discussed above.

  Equity Awards under the LTIP

        Equity compensation pursuant to the LTIP is a key component of our executive compensation program. Our LTIP is sponsored by Alliance Coal. Under the LTIP, grants may be made of either (a) restricted units or (b) options to purchase common units, although to date, no grants of options have been made. The Compensation Committee has authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period. Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our managing general partner's President and Chief Executive Officer, subject to review and approval by the Compensation Committee. Grant levels are intended to support the objectives of the comprehensive compensation package described above. The LTIP grants provide our Named Executive Officers with the opportunity to achieve a meaningful ownership stake in the Partnership, thereby assuring that their interests are aligned with our success. However, as noted above, because Mr. Craft's interests are directly aligned with the interests of our unitholders as a result of his ownership positions, Mr. Craft has not been granted any awards under the LTIP since 2005. There is no formula for determining the size of awards to any individual recipient and, as it does when reviewing base salaries and individual STIP payments, the Compensation Committee considers its assessment of the individual's performance, our financial performance, compensation levels at peer companies in the coal industry and the recommendation of the President and Chief Executive Officer. Amounts realized from prior grants, including amounts realized due to changes in the value of our common units, are not considered in setting grant levels or other compensation for our Named Executive Officers.

        Restricted Units.    Restricted units granted under the LTIP are "phantom" or notional units that upon vesting entitle the participant to receive an ARLP common unit. Restricted units granted under the LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided we achieve an aggregate performance target for that period. However, if a grantee's employment is terminated for any reason prior to the vesting of any restricted units, those restricted units will be automatically forfeited, unless the Compensation Committee, in its sole discretion, determines otherwise. The number of units actually distributed upon satisfaction of the applicable vesting requirements is reduced to cover the minimum statutory income tax withholding requirement for each individual participant based upon the fair market value of the common units as of the date of distribution. All grants of restricted units under the LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

        The performance target applicable to restricted unit awards under the LTIP is based on a normalized EBITDA measure, with that measure typically being the same as the STIP measure for the year of the grant. The target, however, requires achieving an aggregate performance level for the three-year period. Historically, we have issued grants under the LTIP at the beginning of each year, with the exceptions of new employees who begin employment with us at some other time and job promotions that may occur at some other time. In 2008, we also issued grants in October in lieu of issuing grants at the beginning of 2009. The compensation expense associated with LTIP grants is recognized over the vesting period in accordance with FASB ASC 718, Compensation—Stock Compensation.

        Our managing general partner's policy is to grant restricted units pursuant to the LTIP to serve as a means of incentive compensation for performance. Therefore, no consideration will be payable by the LTIP participants upon receipt of the common units. Common units to be delivered upon the vesting of restricted units may be common units we already own, common units we acquire in the open market or from any other person, newly issued common units, or any combination of the foregoing. If we issue new common units upon payment of the restricted units instead of purchasing them, the total number of common units outstanding will increase.

        Grants for 2012 under the LTIP, made February 6, 2012, will cliff vest on January 1, 2015 provided we achieve a target level of aggregate EBITDA for current operations, excluding any changes for unit-based compensation and affiliate contributions, if any, for the period January 1, 2012 through December 31, 2014. The most recent grants under the LTIP, made January 23, 2013, will cliff vest on January 1, 2016 provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based compensation and affiliate contributions, if any, for the period January 1, 2013 through December 31, 2015. The LTIP provides the Compensation Committee with discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant. The Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the LTIP will be reasonably difficult to satisfy and therefore support our key compensation objectives discussed above.

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

        Effect of a Change in Control.    Upon a "change in control" as defined in the LTIP, all awards outstanding under the LTIP will automatically vest and become payable or exercisable, as the case may be, in full. Please see "Item 11. Executive Compensation—Potential Payments Upon a Termination or Change of Control."

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

  Supplemental Executive Retirement Plan

        We maintain the SERP to help attract and motivate key employees, including our Named Executive Officers. The SERP is sponsored by Alliance Coal. Participation in the SERP aligns the interest of each Named Executive Officer with the interests of our unitholders because all allocations made to participants under the SERP are made in the form of notional common units of ARLP, defined in the SERP as "phantom units." The Compensation Committee approves the SERP participants and their percentage allocations, and can amend or terminate the SERP at any time. All of our Named Executive Officers currently participate in the SERP.

        Under the terms of the SERP, a participant is entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to his or her percentage allocation multiplied by the sum of the participant's base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year. A participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions, which are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant's termination from employment in ARLP common units equal to the number of phantom units then credited to the participant's account, less the number of units required to satisfy our tax withholding obligations. A participant in the SERP is not entitled to an allocation for the year in which his termination from employment occurs, except as described below.

        A participant in the SERP, including any of our Named Executive Officers, is entitled to receive an allocation under the SERP for the year in which his employment is terminated only if such termination results from one of the following events:

  (1)
  the participant's employment is terminated other than for "cause";

  (2)
  the participant terminates employment for "good reason";

  (3)
  a change of control of us or our managing general partner occurs and, as a result, the participant's employment is terminated (whether voluntary or involuntary);

  (4)
  death of the participant;

  (5)
  the participant attains (or has attained) retirement age of 65 years; or

  (6)
  the participant incurs a total and permanent disability, which shall be deemed to occur if the participant is eligible to receive benefits under the terms of the long-term disability program we maintain.

        This allocation for the year in which a participant's termination occurs shall equal the participant's eligible compensation for such year (including any severance amount, if applicable) multiplied by his percentage allocation under the SERP, reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year.

  Other Compensation-Related Matters

  Trading in Derivatives

        It is our managing general partner's policy that directors and all officers, including the Named Executive Officers, may not purchase or sell options on ARLP's common units.

  Tax Deductibility of Compensation

        With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code, we are a limited partnership and do not meet the definition of a "corporation" under

Section 162(m). Accordingly, such limitations do not apply to compensation paid to our Named Executive Officers.

  Perquisites and Personal Benefits

        The Partnership provides a limited amount of perquisites and personal benefits to the Named Executive Officers in keeping with the Compensation Committee's objectives to provide competitive compensation to motivate and reward executive officers for creating sustainable, capital-efficient growth in available cash. These perquisites and personal benefits typically include amounts for items such as tax preparation fees and social club dues.

  Compensation Committee Report

        The Compensation Committee has submitted the following report for inclusion in this Annual Report on Form 10-K:

        Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Summary Compensation Table for 2012

Name and Principal Position	Year	Salary(2)	Bonus(1)		Unit Awards(3)		Option Awards(1)		Non-Equity Incentive Plan Compensation(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)		All Other Compensation(5)	Total
Joseph W. Craft III, President, Chief Executive Officer and Director	2012 2011 2010	$334,828 334,828 334,828	$	— — —	$	— — —	$	— — —	$	— — —	$	— — —	$302,867 262,995 288,579	$637,695 597,823 623,407
Brian L. Cantrell, Senior Vice President—Chief Financial Officer	2012 2011 2010	259,773 245,794 237,269		— — —		370,388 334,000 227,268		— — —		287,000 364,000 370,000		— — —	64,426 60,133 43,599	981,587 1,003,927 878,136
R. Eberley Davis Senior Vice President, General Counsel and Secretary	2012 2011 2010	291,002 272,447 260,473		— — —		500,903 334,000 227,268		— — —		300,000 370,000 370,000		— — —	81,901 75,284 54,920	1,173,806 1,051,731 912,661
Robert G. Sachse, Executive Vice President—Marketing	2012 2011 2010	299,398 289,968 283,577		— — —		461,547 464,260 350,837		— — —		300,000 380,000 390,000		— — —	108,079 106,735 84,419	1,169,024 1,240,963 1,108,833
Thomas M. Wynne, Senior Vice President and Chief Operating Officer	2012 2011 2010	335,164 319,887 305,384		— — —		510,937 467,600 332,828		— — —		300,000 370,000 390,000		— — —	70,390 65,926 50,173	1,216,491 1,223,413 1,078,385
  (1)
  Column is not applicable.

  (2)
  Certain of our Named Executive Officers devote a portion of their time to the business of one or more related parties and, to the extent they do so, the base salary of those executive officers is reimbursed to Alliance Coal by those related parties pursuant to an administrative services agreement. Please see "Item 1. Business—Employees—Administrative Services Agreement." In 2012, 2011 and 2010, the percentage of base salary reimbursed to Alliance Coal was 5% for Mr. Craft, 4% for Mr. Cantrell and 8% for Mr. Davis.

  (3)
  The Unit Awards represent the aggregate grant date fair value of equity awards granted (computed in accordance with FASB ASC 718) to each Named Executive Officer under the LTIP in the respective year. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the LTIP."

  (4)
  Amounts represent the STIP bonus earned for the respective year. STIP payments are made in the first quarter of the year following the year in which they are earned. Other than this bonus, there were no other applicable bonuses earned or deferred associated with year 2012. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards."

  (5)
  For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price of our common units on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000. A reconciliation of the amounts shown is as follows:

	Year	SERP	Profit Sharing Plan Employer Contribution	Perquisites(a)	Total
Joseph W. Craft	2012	$282,867	$20,000	$—	$302,867
	2011	243,395	19,600	—	262,995
	2010	205,058	19,600	63,921	288,579
Brian L. Cantrell	2012	44,426	20,000	—	64,426
	2011	40,533	19,600	—	60,133
	2010	24,617	18,982	—	43,599
R. Eberley Davis	2012	61,901	20,000	—	81,901
	2011	55,684	19,600	—	75,284
	2010	35,320	19,600	—	54,920
Robert G. Sachse	2012	76,617	20,000	11,462	108,079
	2011	70,764	19,600	16,371	106,735
	2010	49,260	19,600	15,559	84,419
Thomas M. Wynne	2012	50,390	20,000	—	70,390
	2011	46,326	19,600	—	65,926
	2010	30,573	19,600	—	50,173
a)
For Mr. Craft, the 2010 amount includes perquisites and other personal benefits totaling $63,921, comprising club dues of $8,621 and tax preparation fees of $55,300. For Mr. Sachse, the 2012 amount includes perquisites and other personal benefits totaling $11,462 comprising club dues, the 2011 amount includes perquisites and other personal benefits totaling $16,371, comprising club dues of $13,091 and tax preparation fees of $3,280 and the 2010 amount includes perquisites and other personal benefits totaling $15,559, comprising club dues of $6,479 and tax preparation fees of $9,080.

Grants of Plan-Based Awards Table for 2012

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Options Awards (1)
									All Other Unit Awards: Number of Units (3)
Name	Grant Date	Approved Date	Threshold (8)	Target (7)	Maximum (8)	Threshold (4)	Target (2)	Maximum (4)				Grant Date Fair Value of Unit Awards (5)
Joseph W. Craft, III	February 14, 2012	(6)					—		825			$59,615
	May 15, 2012	(6)					—		1,088			63,898
	August 14, 2012	(6)					—		1,119			73,194
	November 14, 2012	(6)					—		1,181			64,388
	December 30, 2012	January 23, 2013		$—			—		375			21,772

				—			—		4,588			282,867

Brian L. Cantrell	February 6, 2012	February 6, 2012					4,762		—			370,388
	February 14, 2012	(6)					—		44			3,179
	May 15, 2012	(6)					—		58			3,406
	August 14, 2012	(6)					—		60			3,925
	November 14, 2012	(6)					—		63			3,435
	December 30, 2012	January 23, 2013					—		525			30,481
		February 14, 2013		287,000			—		—			—

				287,000			4,762		750			414,814

R. Eberley Davis	February 6, 2012	February 6, 2012					6,440		—			500,903
	February 14, 2012	(6)					—		44			3,179
	May 15, 2012	(6)					—		58			3,406
	August 14, 2012	(6)					—		60			3,925
	November 14, 2012	(6)					—		63			3,435
	December 30, 2012	January 23, 2013					—		826			47,956
		February 14, 2013		300,000			—		—			—

				300,000			6,440		1,051			562,804

Robert G. Sachse	February 6, 2012	February 6, 2012					5,934		—			461,547
	February 14, 2012	(6)					—		63			4,552
	May 15, 2012	(6)					—		83			4,875
	August 14, 2012	(6)					—		85			5,560
	November 14, 2012	(6)					—		90			4,907
	December 30, 2012	January 23, 2013					—		977			56,723
		February 14, 2013		300,000			—		—			—

				300,000			5,934		1,298			538,164

Thomas M. Wynne	February 6, 2012	February 6, 2012					6,569		—			510,937
	February 14, 2012	(6)					—		61			4,408
	May 15, 2012	(6)					—		80			4,698
	August 14, 2012	(6)					—		82			5,364
	November 14, 2012	(6)					—		87			4,743
	December 30, 2012	January 23, 2013					—		537			31,177
		February 14, 2013		300,000			—		—			—

				$300,000			6,569		847			$561,327

(1)
Column not applicable.

(2)
These awards are grants of restricted units pursuant to our LTIP. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(3)
These awards are phantom units added to each Named Executive Officer's SERP notional account balance. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

(4)
Grants of restricted units under our LTIP are not subject to minimum thresholds, targets or maximum payout conditions. However, the vesting of these grants is subject to the satisfaction of certain performance criteria. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(5)
We calculated the fair value of LTIP awards using a value of $77.78 per unit, the unit price applicable for 2012 grants. We calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted. Phantom units granted under the SERP vest on the date granted.

(6)
In accordance with the provisions of the SERP, a participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions when we pay a distribution to our common unitholders, which is added to the account balance in the form of phantom units. These contributions are made in accordance with the SERP plan document, which has been approved by the Compensation Committee. Therefore, these contributions are not separately approved by the Compensation Committee.

(7)
These amounts represent awards pursuant to our STIP. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

(8)
Awards under our STIP are subject to a minimum financial performance target each year. However, determination of individual awards under the STIP is based upon an assessment of the Named Executive Officer's performance, comparative compensation data of companies in our peer group and recommendation of the President and Chief Executive Officer. The STIP does not specify any threshold or maximum payout amounts. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table

  Annual Cash Incentive Bonus Awards

        Under the STIP, our Named Executive Officers are eligible for cash awards for our achieving an annual financial performance target. The annual performance target is recommended by the President and Chief Executive Officer of our managing general partner and approved by the Compensation Committee, typically in January of each year. The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of the core mining business. (EBITDA is calculated as net income before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.) The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target. The cash available generally increases in relationship to our EBITDA, as adjusted, exceeding the minimum financial performance target and is subject to adjustment by the Compensation Committee in its discretion. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards."

  Long-Term Incentive Plan

        Under the LTIP, grants may be made of either (a) restricted units or (b) options to purchase common units, although to date, no grants of options have been made. Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our managing general partner's President and Chief Executive Officer, subject to the review and approval of the Compensation Committee. Restricted units granted under the LTIP are "phantom" or notional units that upon vesting entitle the participant to receive an ARLP unit. Restricted units granted under the LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided we achieve an aggregate performance target for that period. The performance target is based on a normalized EBITDA measure, with that measure typically being the same as the STIP measure for the year of the grant. The target, however, requires achieving an aggregate performance level for the three-year period. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

  Supplemental Executive Retirement Plan

        Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to his or her percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year. A participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant's termination or death in ARLP common units equal to the number of phantom units then credited to the participant's account, subject to reduction of the number of units distributed to cover withholding obligations. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

  Salary and Bonus in Proportion to Total Compensation

        The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

Name	Year	Salary and Bonus ($)	Total Compensation ($)	Salary and Bonus as a % of Total Compensation
Joseph W. Craft III	2012	$334,828	$637,695	52.5%
	2011	334,828	597,823	56.0%
	2010	334,828	623,407	53.7%
Brian L. Cantrell	2012	259,773	981,587	26.5%
	2011	245,794	1,003,927	24.5%
	2010	237,269	878,136	27.0%
R. Eberley Davis	2012	291,002	1,173,806	24.8%
	2011	272,447	1,051,731	25.9%
	2010	260,473	912,661	28.5%
Robert G. Sachse	2012	299,398	1,169,024	25.6%
	2011	289,968	1,240,963	23.4%
	2010	283,577	1,108,833	25.6%
Thomas M. Wynne	2012	335,164	1,216,491	27.6%
	2011	319,887	1,223,413	26.1%
	2010	305,384	1,078,385	28.3%

Outstanding Equity Awards at Fiscal Year-End 2012 Table

Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexerciseable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)	Option Exercise Price(1)	Option Expiration Date(1)	Market Value of Units That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested(3)
Joseph W. Craft III							—	$—
Brian L. Cantrell							15,504	900,137
R. Eberley Davis							17,182	997,559
Robert G. Sachse							21,748	1,262,654
Thomas M. Wynne							21,978	1,276,008
(1)
Column is not applicable.

(2)
Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2012. Subject to our achieving financial performance targets, the units vested, or will vest, as follows: For Mr. Cantrell, 5,742 units on January 1, 2013, 5,000 on January 1, 2014 and 4,762 units on January 1, 2015; Mr. Davis, 5,742 units on January 1, 2013, 5,000 on January 1, 2014 and 6,440 units on January 1, 2015; for Mr. Sachse, 8,864 units on January 1, 2013, 6,950 on January 1, 2014 and 5,934 units on January 1, 2015; and for Mr. Wynne, 8,409 units on January 1, 2013, 7,000 on January 1, 2014 and 6,569 units on January 1, 2015. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP." All grants of restricted units under the LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

(3)
Stated values are based on $58.06 per unit, the closing price of our common units on December 31, 2012, the final market trading day of 2012.

Option Exercises and Units Vested Table for 2012

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise(1)	Value Realized on Exercise(1)	Number of Units Acquired on Vesting(2)	Value Realized on Vesting(2)
Joseph W. Craft III			—	$—
Brian L. Cantrell			7,125	546,131
R. Eberley Davis			7,125	546,131
Robert G. Sachse			7,125	546,131
Thomas M. Wynne			7,125	546,131
(1)
Column is not applicable.

(2)
Amounts represent the number and value of restricted units granted under the LTIP that vested in 2012. All of these units vested on January 1, 2012 and are valued at $76.65 per unit, the closing price on January 3, 2012, the first market trading date of 2012. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

Pension Benefits Table for 2012

Name	Plan Name	Year	Number of Years Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Last Fiscal Year
Joseph W. Craft III	SERP	2012		$3,961,847	$—
Brian L. Cantrell	SERP	2012		240,478	—
R. Eberley Davis	SERP	2012		257,489	—
Robert G. Sachse	SERP	2012		354,737	—
Thomas M. Wynne	SERP	2012		319,611	—
(1)
Column not applicable because no provision of the SERP is affected by years of service.

(2)
Amounts represent the Named Executive Officer's cumulative notional account balance of phantom units valued at $58.06, the closing price of our common units on December 31, 2012, the final market trading day of 2012. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

Narrative Discussion Relating to the Pension Benefits Table for 2012

  Supplemental Executive Retirement Plan

        Under the terms of the SERP, participants are entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to their percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year. A participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions. The calculated distributions are added to the notional account balance in the form of additional phantom units. All amounts granted under the SERP vest immediately and are paid out upon the participant's termination or death in ARLP common units equal to the number of phantom units then credited to the participant's account, subject to reduction of the number of units distributed to cover withholding obligations. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

Potential Payments Upon a Termination or Change of Control

        Each of our Named Executive Officers is eligible to receive accelerated vesting and payment under the LTIP and the SERP upon certain terminations of employment or upon our change in control. Upon a "change of control," as defined in the LTIP, all awards outstanding under the LTIP will automatically vest and become payable or exercisable, as the case may be, in full. In this regard, all restricted periods shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. The LTIP defines a "change in control" as one of the following events: (1) any sale, lease, exchange or other transfer of all or substantially all of our assets or our managing general partner's assets to any person other than a person who is our affiliate; (2) the consolidation or merger of our managing general partner with or into another person pursuant to a transaction in which the outstanding voting interests of our managing general partner is changed into or exchanged for cash, securities or other property, other than any such transaction where (a) the outstanding voting interests of our managing general partner are changed into or exchanged for voting stock or interests of the surviving corporation or its parent and (b) the holders of the voting interests of our managing general partner immediately prior to such transaction own, directly or indirectly, not less than a majority of the voting stock or interests of the surviving corporation or its parent immediately after such transaction; or (3) a person or group being or becoming the beneficial owner of more than 50% of all voting interests of our managing general partner then outstanding.

        The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in "Item 11. Pension Benefits Table for 2012" and the amounts each of the Named Executive Officers could receive under the LTIP have been previously disclosed in "Item 11. Outstanding Equity Awards at Fiscal Year-End 2012 Table", in each case assuming the triggering event occurred on December 31, 2012. In addition, if a Named Executive Officer's employment were terminated as a result of one of certain enumerated events, the Named Executive Officer would receive an amount based on an allocation for the year of termination. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan." The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

Director Compensation

        The compensation of the directors of our managing general partner, MGP, is set by the Board of Directors upon recommendation of the Compensation Committee. Mr. Craft and Mr. Wesley, our only employee directors, receive no director compensation. The directors of MGP devote 100% of their time as directors of MGP to the business of the ARLP Partnership.

Director Compensation Table for 2012

Name	Fees earned or Paid in Cash ($)	Unit Awards ($)(2)(4)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(3)	Total ($)
Michael J. Hall	$82,500	$6,011	$—	$—	$—	$5,000	$93,511
John P. Neafsey	181,252	83,749	—	—	—	5,000	270,001
John H. Robinson	155,000	397	—	—	—	—	155,397
Wilson M. Torrence	145,000	36,828	—	—	—	—	181,828
(1)
Column is not applicable.

(2)
Amounts represent the grant date fair value of equity awards in 2012 related to deferrals of annual retainer and distributions earned on deferred units (computed in accordance with FASB ASC 718, using the same assumptions as used for financial reporting purposes). Please see Narrative to Director Compensation Table, below.

(3)
Messrs. Hall and Neafsey's Other Compensation includes matching charitable contributions made by us. We match individual contributions of $25 or more to educational institutions and not-for-profit organizations on a one-to-one basis up to $5,000 per individual, per calendar year.

(4)
At December 31, 2012, each director had the following number of "phantom" ARLP common units credited to his notional account under the deferred compensation plan:

Name	Directors Deferred Compensation Plan (in Units)
Michael J. Hall	1,543
John P. Neafsey	21,751
John H. Robinson	6
Wilson M. Torrence	8,319

  Narrative to Directors Compensation Table

        Compensation for our non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis. The annual retainer for calendar year 2012 was $145,000 for each director other than Mr. Hall, and $72,500 for Mr. Hall. In addition, Mr. Neafsey was entitled to cash compensation of $36,250 for service as Chairman of the Board of Directors and Mr. Robinson and Mr. Hall each was entitled to cash compensation $10,000 for service as Chairman of the Compensation Committee and Audit Committee, respectively. Mr. Hall is also a director and chairman of the audit committee of AGP, the general partner of AHGP, and received like compensation for his service in those roles. Directors have the option to defer all or part of their cash compensation pursuant to the MGP's Amended and Restated Deferred Compensation Plan for Directors (the "Deferred Compensation Plan") by completing an election form prior to the beginning of each calendar year. None of our directors elected to defer cash compensation in 2012.

        Pursuant to the Deferred Compensation Plan, a notional account is established for deferred amounts of cash compensation and credited with notional common units of ARLP, described in the plan as "phantom" units. The number of phantom units credited is determined by dividing the amount deferred by the average closing unit price for the ten trading days immediately preceding the deferral date. When quarterly cash distributions are made with respect to ARLP common units, an amount equal to such quarterly distribution is credited to the notional account as additional phantom units. Payment of accounts under the Deferred Compensation Plan will be made in ARLP common units equal to the number of phantom units then credited to the director's account.

        Directors may elect to receive payment of the account resulting from deferrals during a plan year either (a) on the January 1 on or next following their separation from service as a director or (b) on the earlier of a specified January 1 or the January 1 on or next following their separation from service. The payment election must be made prior to each plan year; if no election is made, the account will be paid on the January 1 on or next following the director's separation from service. The Deferred Compensation Plan is administered by the Compensation Committee, and the Board of Directors may change or terminate the plan at any time; provided, however, that accrued benefits under the plan cannot be impaired.

        Upon any recapitalization, reorganization, reclassification, split of common units, distribution or dividend of securities on ARLP common units, our consolidation or merger, or sale of all or substantially all of our assets or other similar transaction which is effected in such a way that holders of common units are entitled to receive (either directly or upon subsequent liquidation) cash, securities or assets with respect to or in exchange for ARLP common units, the Compensation Committee shall, in its sole discretion (and upon the advice of financial advisors as may be retained by the Compensation Committee), immediately adjust the notional balance of phantom units in each director's account under the Deferred Compensation Plan to equitably credit the fair value of the change in the ARLP common units and/or the distributions (of cash, securities or other assets) received or economic enhancement realized by the holders of the ARLP common units.

        Our Board of Directors has established a policy that each non-employee director will attain, by January 1, 2014 or five years following such person's election to the Board of Directors, and thereafter maintain during service on the Board of Directors, ownership of equity of ARLP (including phantom equity ownership under the Deferred Compensation Plan and under the deferred compensation plan for directors of Alliance GP, LLC) with value of $220,000.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth certain information as of February 15, 2013, regarding the beneficial ownership of common units held by (a) each director of our managing general partner, (b) each executive officer of our managing general partner identified in the Summary Compensation Table included in "Item 11. Executive Compensation" above, (c) all such directors and executive officers as a group, and (d) each person known by our managing general partner to be the beneficial owner of 5% or more of our common units. Our managing general partner is owned by AHGP, which is reflected as a 5% common unitholder in the table below. Approximately 73% of the equity of AHGP is owned by certain parties (some of whom are current or former members of management) who may comprise a group under Rule 13d-5(b) of the Exchange Act as a result of being subject to a transfer restrictions agreement entered into in connection with the AHGP IPO. Our special general partner is a wholly-owned subsidiary of ARH, which is indirectly owned by Mr. Craft and Kathleen S. Craft. The address of each of AHGP, ARH, our managing general partner, our special general partner, and unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119. Unless otherwise indicated in the footnotes to the table below, the common units reflected as being beneficially owned by our managing general partner's directors and named executive officers are held directly by such directors and officers. The percentage of common units beneficially owned is based on 36,963,054 common units outstanding as of February 15, 2013.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III(1)	15,902,620	43.0%
Michael J. Hall	—	*
John P. Neafsey	33,002	*
John H. Robinson	9,225	*
Wilson M. Torrence	14,440	*
Charles R. Wesley III	105,886	*
Brian L. Cantrell(2)	33,396	*
R. Eberley Davis	15,831	*
Robert G. Sachse(3)	32,748	*
Thomas M. Wynne	19,118	*
All directors and executive officers as a group (10 persons)	16,166,266	43.7%
5% Common Unit Holders
Alliance Holdings GP, L.P.(4)	15,544,169	42.1%
*
Less than one percent.

(1)
The common units attributable to Mr. Craft consist of (i) 357,451 common units held directly by him, (ii) 1,000 common units held by his son, and (iii) 15,544,169 common units held by AHGP. Mr. Craft is Chairman of the Board of Directors, and through his ownership of C-Holdings, LLC, the sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP. AHGP owned approximately 42.1% of our common units as of February 15, 2013. Mr. Craft disclaims beneficial ownership of the common units held by AHGP except to the extent of his pecuniary interest therein.

(2)
Of the common units held by Mr. Cantrell, 24,758 ARLP common units are subject to a pledge agreement in favor of MidFirst Bank.

(3)
Of the common units held by Mr. Sachse, 19,996 ARLP common units are subject to a pledge agreement in favor of F&M Bank & Trust Co.

(4)
See footnote (1) above and the paragraph preceding the above table for explanation of the relationship between AHGP, Mr. Craft and us.

  Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2012	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2012
Equity compensation plans approved by unitholders:
Long-Term Incentive Plan	340,878	N/A	2,181,612
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	130,877	N/A	N/A
Deferred Compensation Plan for Directors	31,619	N/A	N/A

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        As of December 31, 2012, AHGP owned 15,544,169 common units representing 42.2% of our common units and our IDR. In addition, our general partners own, on a combined basis, an aggregate 2% general partner interest in us, the Intermediate Partnership and the subsidiaries. Our managing general partner's ability, as managing general partner, to control us together with AHGP's ownership of 42.2% of our common units, effectively gives our managing general partner the ability to veto our actions and to control our management.

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

  Administrative Services

        On April 1, 2010, effective January 1, 2010, ARLP entered into an Administrative Services Agreement with our managing general partner, our Intermediate Partnership, AHGP and its general partner AGP, and

ARH II. The Administrative Services Agreement superseded the administrative services agreement signed in connection with the AHGP IPO in 2006. Under the Administrative Services Agreement, certain employees, including some executive officers, provide administrative services for AHGP, AGP and ARH II and their respective affiliates. We are reimbursed for services rendered by our employees on behalf of these entities as provided under the Administrative Services Agreement. We billed and recognized administrative service revenue under this agreement for the year ended December 31, 2012 of $0.4 million from AHGP and $0.1 million from ARH II.

        Our partnership agreement provides that our managing general partner and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, director fees and expenses, management's salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services. Our managing general partner may determine in its sole discretion the expenses that are allocable to us. Total costs billed to us by our managing general partner and its affiliates were approximately $1.2 million for the year ended December 31, 2012. The executive officers of our managing general partner are employees of and paid by Alliance Coal, and the reimbursement we pay to our managing general partner pursuant to the partnership agreement does not include any compensation expenses associated with them.

  Managing General Partner Contribution

        During December 2012, an affiliated entity controlled by Mr. Craft contributed $2.0 million to AHGP for the purpose of funding certain of our general and administrative expenses. Upon AHGP's receipt of this contribution, it contributed the same to its subsidiary MGP, our managing general partner, which in turn contributed the same to our subsidiary, Alliance Coal. As provided under our partnership agreement, we made a special allocation to our managing general partner of certain general and administrative expenses equal to the amount of its contribution.

  White Oak Transactions

        On September 22, 2011, we entered into a series of transactions with White Oak and related entities to support development of a longwall mining operation currently under construction. The transactions feature several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition, lease-back and development of certain reserves and surface rights, a coal handling and services agreement and a loan for surface facilities. For more information about White Oak, please read "White Oak Transactions" under "Item 8. Financial Statements and Supplementary Data—Note 12."

  SGP Land, LLC

        SGP Land is owned by our special general partner, SGP, which is owned indirectly by Mr. Craft and Kathleen S. Craft.

        In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining has paid and will continue to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments have been paid. MC Mining paid royalties of $0.4 million during the year ended December 31, 2012. As of December 31, 2012, $2.3 million of advance minimum royalties paid under the lease is available for recoupment.

        On May 2, 2007, Alliance Coal, our operating subsidiary, entered into a time-sharing agreement with SGP Land concerning the use of aircraft owned by SGP Land. In accordance with the provisions of the time-sharing agreement as amended, we reimbursed SGP Land $0.3 million for the year ended

December 31, 2012 for use of aircraft. The agreement terminated in February 2012 in connection with the transaction described in the following paragraph.

  SGP

        On March 1, 2012, JC Air, a wholly-owned subsidiary of our special general partner, was merged into our subsidiary, ASI. JC Air's sole assets were two airplanes, one of which was previously subject to the time sharing agreement between SGP Land and us described above. We paid SGP approximately $8.0 million cash in consideration of this merger. Following the merger, ASI entered into a time sharing agreement and an aircraft reimbursement agreement with SGP Land concerning the use of one of the airplanes by SGP Land. In accordance with the provisions of those agreements, SGP Land paid ASI $24,300 for the year ended December 31, 2012 for use of the aircraft.

        In 2005, Tunnel Ridge entered into a coal lease agreement with SGP, our special general partner, requiring advance minimum royalty payments of $3.0 million per year. As of December 31, 2012, Tunnel Ridge had paid $20.2 million of advance minimum royalty payments pursuant to the lease which are available for recoupment. The advance royalty payments are fully recoupable against earned royalties. Tunnel Ridge also controls surface land and other tangible assets under a separate lease agreement with SGP. Under the terms of the lease agreement, Tunnel Ridge has paid and will continue to pay SGP an annual lease payment of $0.2 million. The lease agreement has an initial term of four years, which may be extended to be coextensive with the term of the coal lease. Lease expense was $0.2 million for the year ended December 31, 2012. In August 2010, the coal lease was amended to include approximately 34.4 million additional clean tons of recoverable coal reserves in the proven and probable categories.

        We have a noncancelable lease arrangement for the Gibson North mine's coal preparation plant and ancillary facilities with SGP. The lease arrangement is considered a capital lease based on the terms of the arrangement. Lease payments for the year ended December 31, 2012 were $0.6 million.

  Joseph W. Craft III

        Our subsidiary, ASI, has a time-sharing agreement with Mr. Craft concerning Mr. Craft's use of an airplane owned by ASI for purposes other than our business. In accordance with the provisions of that agreement, Mr. Craft paid ASI $0.1 million for the year ended December 31, 2012 for use of the aircraft. In addition, Alliance Coal has a time-sharing agreement with JC Land, an entity owned indirectly by Mr. Craft, concerning Alliance Coal's use of an airplane owned by JC Land. In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.1 million for the year ended December 31, 2012 for use of the aircraft.

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

        All members of the Audit Committee—Messrs. Hall, Robinson and Torrence—and all members of the Compensation Committee—Messrs. Robinson, Neafsey, Hall and Torrence—are independent directors as defined under applicable NASDAQ and Exchange Act rules. Please see "Item 10. Directors, Executive Officers and Corporate Governance of the Managing General Partner—Audit Committee" and "Item 11. Executive Compensation—Compensation Discussion and Analysis."

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The firm of Ernst & Young LLP is our independent registered public accounting firm. Fees paid to Ernst & Young LLP during the last two fiscal years were as follows:

          Audit Fees. Fees for audit services provided for each of the years ended December 31, 2012 and 2011 were $0.7 and $0.6 million, respectively. Audit services consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

          Audit-Related Fees. There were no audit-related fees for the years ended December 31, 2012 and 2011.

          Tax Fees. Fees for tax services provided for the years ended December 31, 2012 and 2011 were $0.2 million. Tax services consist primarily of services rendered for tax compliance, tax advice, and tax planning.

          All Other Fees. There were no other fees for the years ended December 31, 2012 and 2011.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8. Financial Statements and Supplementary Data.
(a)(2)	Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2012, 2011 and 2010, is set forth under Part II, Item 8. Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.
(a)(3) and (c)	The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
3.1	Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 051159681	3.1	10/27/2005

3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.3	Certificate of Limited Partnership of Alliance Resource Partners, L.P	S-1	333-78845 99630855	3.6	05/20/1999

3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.5	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.6	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.4	04/01/2002

3.7	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.5	04/01/2002

3.8	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.6	04/01/2002

3.9	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 06993800	3.1	08/01/2006

3.10	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L. P. dated October 25, 2007	10-K	000-26823 08654096	3.10	02/29/2008

3.11	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated April 14, 2008	8-K	000-26823 08763867	3.1	04/18/2008

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., included in this Exhibit Index as Exhibit 3.1).	8-K	000-26823 08763867	3.1	04/18/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
5.1	Opinion of Vinson & Elkins L.L.P. as to the Legality of Securities.	S-8	333-165168	5.1	03/03/2010

10.1	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein.	10-K	000-26823 583595	10.2	03/29/2000

10.2	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-26823 11823116	10.1	05/09/2011

10.3	Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 1782487	10.25	11/13/2001

10.4	First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 02827517	10.32	11/14/2002

10.5	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.6	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.7	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.8	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.9(1)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

10.10(1)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive	10-K	000-26823 04667577	10.18	03/15/2004

10.11(1)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.12(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.13(1)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.14	Guaranty by Alliance Resource Partners, L.P. dated March 16, 2012	10-Q	000-26823 12825281	10.3	05/09/2012

10.15(2)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-26823 12825281	10.1	05/09/2012

10.16(2)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.	10-Q/A	000-26823 12947715	10.2	07/05/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.17	Agreement for the Supply of Coal to the Mt. Storm Power Station dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC	8-K	000-26823 05917813	10.1	06/27/2005

10.18(2)	Amendment No. 1 to the Agreement for the Supply of Coal to Mt. Storm Power Station, made effective January 1, 2007, between Virginia Electric and Power Company and Alliance Coal, LLC	8-K	000-26823 07634133	10.1	02/20/2007

10.19(2)	Ancillary Services Agreement dated June 22, 2005, between Virginia Electric and Power Company and Alliance Coal, LLC	8-K	000-26823 05917813	10.2	06/27/2005

10.20(2)	Amended and Restated Lease Agreement dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC	8-K	000-26823 05917813	10.3	06/27/2005

10.21(2)	Amended and Restated Equipment Lease Agreement (Existing Truck Unloading Facility), dated June 22, 2005, between Virginia Electric and Power Company and Mettiki Coal, LLC	8-K	000-26823 05917813	10.4	06/27/2005

10.22(2)	Memorandum of Understanding, made effective January 1, 2007, between Virginia Electric and Power Company, and Alliance Coal, LLC, Mettiki Coal (WV), LLC and Mettiki Coal, LLC	10-K	000-26823 07660999	10.33	03/01/2007

10.23	Amended and Restated Charter for the Audit Committee of the Board of Directors dated February 23, 2009	10-K	000-26823 09647063	10.35	03/02/2009

10.24	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.25	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.26(1)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

10.27(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.28(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan	10-K	000-26823 07660999	10.51	03/01/2007

10.29(1)	Third Amendment to the Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan	8-K	000-26823 091143421	10.1	10/29/2009

10.30(1)	First Amendment to the Alliance Coal, LLC Short- Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.31(1)	Second Amendment to the Alliance Coal, LLC Short- Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

10.32	First Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 07660999	10.53	03/01/2007

10.33	Second Amendment to the Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 08654096	10.55	02/29/2008

10.34	Third Amended and Restated Credit Agreement, dated as of May 23, 2012, by and among Alliance Resource Operating Partners, L.P., as borrower, the initial lenders, initial issuing banks and swingline bank named therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC and Citigroup Global Markets Inc. as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association and Citibank, N.A., as syndication agents, and the other institutions named therein as documentation agents.	8-K	000-26823 12865660	99.1	05/24/2012

10.35	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors	8-K	000-26823 08928968	10.1	07/01/2008

10.36	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors	8-K	000-26823 08928968	10.2	07/01/2008

10.37(1)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 09647063	10.52	03/02/2009

10.38(1)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

10.39(1)	Second Amendment to the Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	10-K	000-26823 09647063	10.53	03/02/2009

10.40(1)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	02/28/2011

10.41	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.42(2)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-26823 091164883	10.2	11/06/2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.43	Amended and Restated Charter for the Compensation Committee of the Board of Directors dated February 23, 2010.	10-K	000-26823 10638795	10.49	02/26/2010

10.44(2)	Amendment No. 5 effective January 1, 2010, between Seminole Electric Cooperative, Inc. and Webster County Coal, LLC (successor-in-interest to Webster County Coal Corporation), White County Coal, LLC (successor-in-interest to White County Coal Corporation), and Alliance Coal, LLC, as successor-in-interest to Mapco Coal, Inc. and agent for Webster County Coal, LLC and White County Coal, LLC, to the Coal Supply Agreement.	10-Q	000-26823 10811686	10.1	05/07/2010

10.45	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-26823 101000555	10.1	08/09/2010

10.46	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-26823 101000555	10.2	08/09/2010

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers					☑

21.1	List of Subsidiaries.					☑

23.1	Consent of Ernst & Young LLP.					☑

23.2	Consent of Deloitte & Touche LLP.					☑

31.1	Certification of Joseph W. Craft III, President and
Chief Executive Officer of Alliance Resource
Management GP, LLC, the managing general partner
of Alliance Resource Partners, L.P., dated March 1,
2013, pursuant to Section 302 of the Sarbanes-Oxley
	Act of 2002.					☑

31.2	Certification of Brian L. Cantrell, Senior Vice
President and Chief Financial Officer of Alliance
Resource Management GP, LLC, the managing general
partner of Alliance Resource Partners, L.P., dated
March 1, 2013, pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.					☑

32.1	Certification of Joseph W. Craft III, President and
Chief Executive Officer of Alliance Resource
Management GP, LLC, the managing general partner
of Alliance Resource Partners, L.P., dated March 1,
2013, pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002.					☑

32.2	Certification of Brian L. Cantrell, Senior Vice
President and Chief Financial Officer of Alliance
Resource Management GP, LLC, the managing general
partner of Alliance Resource Partners, L.P., dated
March 1, 2013, pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002.					☑

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
95.1	Federal Mine Safety and Health Act Information					☑

101	Interactive Data File (Form 10-K for the year ended December 31, 2012 filed in XBRL).					☑
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

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on March 1, 2013.

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

Signature	Title	Date

/s/ Joseph W. Craft III Joseph W. Craft III	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2013
/s/ Brian L. Cantrell Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
/s/ Michael J. Hall Michael J. Hall	Director	March 1, 2013
/s/ John P. Neafsey John P. Neafsey	Director	March 1, 2013
/s/ John H. Robinson John H. Robinson	Director	March 1, 2013
/s/ Wilson M. Torrence Wilson M. Torrence	Director	March 1, 2013
/s/ Charles R. Wesley Charles R. Wesley	Executive Vice President and Director	March 1, 2013