Form 10-Q
period 2013-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2013-08-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

[   ] Yes   [X] No

As of August 8, 2013, 36,963,054 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
ASSETS	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$8,794	$28,283
Trade receivables	164,190	172,724
Other receivables	1,077	1,019
Due from affiliates	642	658
Inventories	63,886	46,660
Advance royalties	11,872	11,492
Prepaid expenses and other assets	9,837	20,476
Total current assets	260,298	281,312

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,511,748	2,361,863
Less accumulated depreciation, depletion and amortization	(938,097)	(832,293)
Total property, plant and equipment, net	1,573,651	1,529,570

OTHER ASSETS:
Advance royalties	21,944	23,267
Equity investments in affiliates	128,884	88,513
Due from affiliate	5,927	3,084
Other long-term assets	29,359	30,226
Total other assets	186,114	145,090
TOTAL ASSETS	$2,020,063	$1,955,972

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$95,509	$100,174
Due to affiliates	386	327
Accrued taxes other than income taxes	23,848	19,998
Accrued payroll and related expenses	44,000	38,501
Accrued interest	1,455	1,435
Workers’ compensation and pneumoconiosis benefits	9,478	9,320
Current capital lease obligations	1,141	1,000
Other current liabilities	25,441	19,572
Current maturities, long-term debt	24,250	18,000
Total current liabilities	225,508	208,327

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	753,750	773,000
Pneumoconiosis benefits	62,625	59,931
Accrued pension benefit	31,329	31,078
Workers’ compensation	72,213	68,786
Asset retirement obligations	75,029	81,644
Long-term capital lease obligations	17,888	18,613
Other liabilities	7,345	9,147
Total long-term liabilities	1,020,179	1,042,199
Total liabilities	1,245,687	1,250,526

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 36,963,054 and 36,874,949 units outstanding, respectively	1,085,185	1,020,823
General Partners’ deficit	(269,998)	(273,113)
Accumulated other comprehensive loss	(40,811)	(42,264)
Total Partners’ Capital	774,376	705,446
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,020,063	$1,955,972

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

SALES AND OPERATING REVENUES:
Coal sales	$541,574	$512,505	$1,076,083	$942,104
Transportation revenues	4,971	5,441	11,905	12,026
Other sales and operating revenues	7,026	11,918	13,638	19,320
Total revenues	553,571	529,864	1,101,626	973,450

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	347,437	334,647	696,012	608,162
Transportation expenses	4,971	5,441	11,905	12,026
Outside coal purchases	790	16,154	1,392	30,335
General and administrative	16,597	16,052	31,843	30,341
Depreciation, depletion and amortization	68,207	52,109	132,589	95,142
Total operating expenses	438,002	424,403	873,741	776,006

INCOME FROM OPERATIONS	115,569	105,461	227,885	197,444

Interest expense (net of interest capitalized for the three and six months ended June 30, 2013 and 2012 of $2,873, $1,778, $5,404 and $4,732, respectively)	(6,218)	(8,268)	(12,836)	(14,180)
Interest income	178	51	312	144
Equity in loss of affiliates, net	(5,699)	(4,430)	(9,566)	(8,208)
Other income	353	2,384	627	2,599
INCOME BEFORE INCOME TAXES	104,183	95,198	206,422	177,799

INCOME TAX EXPENSE (BENEFIT)	109	(257)	(589)	(624)

NET INCOME	$104,074	$95,455	$207,011	$178,423

GENERAL PARTNERS’ INTEREST IN NET INCOME	$30,592	$27,165	$60,362	$52,752

LIMITED PARTNERS’ INTEREST IN NET INCOME	$73,482	$68,290	$146,649	$125,671

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT (Note 8)	$1.96	$1.83	$3.92	$3.36

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$1.13	$1.025	$2.2375	$2.015

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	36,963,054	36,874,949	36,941,149	36,850,965

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NET INCOME	$104,074	$95,455	$207,011	$178,423

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan:
Amortization of actuarial loss (1)	559	485	1,118	915
Total defined benefit pension plan adjustments	559	485	1,118	915

Pneumoconiosis benefits:
Amortization of actuarial loss (1)	167	194	335	388
Total pneumoconiosis benefits adjustments	167	194	335	388

OTHER COMPREHENSIVE INCOME	726	679	1,453	1,303

TOTAL COMPREHENSIVE INCOME	$104,800	$96,134	$208,464	$179,726

(1)          Amortization of actuarial loss is included in the computation of net periodic benefit cost (see Notes 9 and 11 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$373,823	$255,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(163,030)	(238,330)
Changes in accounts payable and accrued liabilities	(4,055)	10,759
Proceeds from sale of property, plant and equipment	9	19
Purchases of equity investments in affiliate	(47,500)	(30,600)
Payment for acquisition of business	-	(100,000)
Payments to affiliate for acquisition and development of coal reserves	(18,860)	(34,601)
Advances/loans to affiliate	(2,531)	(2,229)
Payments from affiliate	-	4,229
Other	-	429
Net cash used in investing activities	(235,967)	(390,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	-	250,000
Borrowings under revolving credit facility	77,000	55,000
Payments under revolving credit facility	(90,000)	-
Payments on capital lease obligations	(584)	(405)
Payment on term loan	-	(300,000)
Payment of debt issuance costs	-	(4,272)
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(3,015)	(3,734)
Cash contributions by General Partners	114	150
Distributions paid to Partners	(140,860)	(124,050)
Net cash used in financing activities	(157,345)	(127,311)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,489)	(262,164)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,283	273,528

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,794	$11,364

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,660	$17,680

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$16,917	$35,738
Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$8,583	$11,070
Acquisition of business:
Fair value of assets assumed	$-	$126,639
Cash paid	-	(100,000)
Fair value of liabilities assumed	$-	$26,639

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2013 and December 31, 2012, and the results of our operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and the cash flows for the six months ended June 30, 2013 and 2012.  All of our intercompany transactions and accounts have been eliminated.

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

4.                                    ACQUISITIONS

Asset Acquisition

In June 2013, our subsidiary, Alliance Resource Properties, LLC (“Alliance Resource Properties”), acquired the rights to approximately 11.6 million tons of proven and probable medium-sulfur coal reserves, and an additional 5.9 million resource tons, in Grant and Tucker County, West Virginia from Laurel Run Mining Company, a subsidiary of Consol Energy, Inc.  The purchase price of $25.2 million was allocated to owned and leased coal rights and was financed using existing cash on hand.  As a result of the coal reserve purchase, we reclassified certain tons of medium-sulfur, non-reserve coal deposits as reserves, which together with the reserves purchased above, extended the expected life of Mettiki Coal (WV), LLC’s Mountain View mine.

Green River Collieries, LLC

On April 2, 2012, we acquired substantially all of Green River Collieries, LLC’s (“Green River”) assets related to its coal mining business and operations located in Webster and Hopkins Counties, Kentucky for consideration of $100.0 million.  The transaction included the Onton No. 9 mining complex (“Onton mine”), which included the mine, a dock, tugboat, and a lease for the preparation plant, and an estimated 40.0 million tons of coal reserves in the West Kentucky No. 9 coal seam.   The Green River acquisition was consistent with our general business strategy and complemented our current coal mining operations.

During the quarter ended September 30, 2012, we finalized the purchase price allocation related to the assets acquired and liabilities assumed from Green River.  The adjustments to the preliminary fair values resulted from additional information obtained about facts in existence on April 2, 2012.

The following unaudited pro forma information for the six months ended June 30, 2012 for the ARLP Partnership has been prepared for illustrative purposes as if the business combination occurred on January 1, 2011, the year prior to the acquisition date.  The unaudited pro forma results have been prepared based upon Green River’s historical results with respect to the business acquired and estimates of the effects of the transactions that we believe are reasonable and supportable. The results are not necessarily reflective of the consolidated results of operations had the acquisition actually occurred on January 1, 2011, nor are they indicative of future operating results.

Six Months Ended
June 30, 2012
(in thousands)

Total revenues
As reported	$973,450
Pro forma	$1,000,794

Net income
As reported	$178,423
Pro forma	$179,935

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable and due to/from affiliates approximate fair value because of the short maturity of those instruments.  At June 30, 2013 and December 31, 2012, the estimated fair value of our long-term debt, including current maturities, was approximately $800.6 million and $834.3 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Note 6). The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

6.                                    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012

Revolving credit facility	$142,000	$155,000
Senior notes	36,000	36,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000
Term loan	250,000	250,000
	778,000	791,000
Less current maturities	(24,250)	(18,000)
Total long-term debt	$753,750	$773,000

Our Intermediate Partnership has $36.0 million in senior notes (“Senior Notes”), $205.0 million in Series A and $145.0 million in Series B senior notes (collectively, the “2008 Senior Notes”), a $700.0 million revolving credit facility (“Revolving Credit Facility”) and a $250.0 million term loan (collectively, with the Senior Notes, the 2008 Senior Notes and the Revolving Credit Facility, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.15 to 1.0 and 19.0 to 1.0, respectively, for the trailing twelve months ended June 30, 2013.  We were in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2013.

At June 30, 2013, we had borrowings of $142.0 million and $23.5 million of letters of credit outstanding with $534.5 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, anticipated capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

7.                                    WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), we entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation currently under construction.  The transactions feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a backstop equipment financing facility.  Our initial investment funding to White Oak at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and we have funded to White Oak $190.3 million between the Transaction Date and June 30, 2013.  We expect to fund a total of approximately $300.5 million to $425.5 million from the Transaction Date through approximately the next 1.5 years, which includes the funding made to White Oak through June 30, 2013 discussed above.  On the Transaction Date, we also entered into a coal handling and services agreement, pursuant to which we are constructing a preparation plant and other surface facilities.  We expect to fund these additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity.   The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, our subsidiary, Alliance WOR Properties, LLC (“WOR Properties”), acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons are currently being developed for future mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”).  Hamilton County is adjacent to White County, Illinois, where our White County Coal, LLC Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.  Between the Transaction Date and December 31, 2012, WOR Properties provided $51.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  During the six months ended June 30, 2013, WOR Properties acquired from White Oak for $18.9 million cash paid at closing, an additional 66.5 million tons of reserves, of which 34.3 million tons are currently being developed for future mining by White Oak.  WOR Properties has a remaining commitment of $35.7 million for additional coal reserve purchases and development funding.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, our subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), made an equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  WOR Processing purchased $66.8 million of additional Series A Units between the Transaction Date and December 31, 2012 and $47.5 million of additional Series A Units during the six months ended June 30, 2013, fulfilling WOR Processing’s minimum equity investment commitment.

WOR Processing’s ownership and member’s voting interest in White Oak at June 30, 2013 were 20.0% based upon currently outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series B Units, is held by other investors and members of White Oak management.

We continually review all rights provided to WOR Processing and us by various agreements with White Oak and continue to conclude all such rights are protective or participating in nature and do not provide WOR Processing or us the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  As such, we recognize WOR Processing’s interest in White Oak as an equity investment in affiliate in our consolidated balance sheets.  As of June 30, 2013, WOR Processing had invested $150.0 million in Series A Units of White Oak equity, which represents our current maximum exposure to loss as a result of our equity investment in White Oak exclusive of capitalized interest.  White Oak has made no distributions to us.

We record WOR Processing’s equity in earnings or losses of affiliates under the hypothetical liquidation at book value method of accounting due to the preferences to which WOR Processing is entitled on distributions.  For the three and six months ended June 30, 2013 and 2012, we were allocated losses of $5.9 million, $4.6 million, $10.1 million and $8.6 million, respectively.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement (“Services Agreement”) with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1.  In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015.  White Oak has utilized $5.5 million available under the Construction Loan as of June 30, 2013.

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

The following is a reconciliation of net income used for calculating basic earnings per unit and the weighted average units used in computing EPU for the three and six months ended June 30, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$104,074	$95,455	$207,011	$178,423
Adjustments:
Managing general partner’s priority distributions	(29,092)	(25,771)	(57,369)	(50,187)
General partners’ 2% equity ownership	(1,500)	(1,394)	(2,993)	(2,565)

Limited partners’ interest in net income	73,482	68,290	146,649	125,671

Less:
Distributions to participating securities	(583)	(520)	(1,152)	(1,018)
Undistributed earnings attributable to participating securities	(415)	(380)	(847)	(653)

Net income available to limited partners	$72,484	$67,390	$144,650	$124,000

Weighted average limited partner units outstanding – basic and diluted	36,963	36,875	36,941	36,851

Basic and diluted net income per limited partner unit (1)	$1.96	$1.83	$3.92	$3.36

(1)          Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive.  For the three and six months ended June 30, 2013 and 2012, LTIP, SERP and Deferred Compensation Plan units of 345,152, 315,568, 317,167 and 339,165, respectively, were considered anti-dilutive under the treasury stock method.

9.                                    WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Beginning balance	$78,755	$76,902	$77,046	$73,201
Accruals increase	3,982	6,291	7,947	12,214
Payments	(2,727)	(2,683)	(5,603)	(5,589)
Interest accretion	620	685	1,240	1,369
Ending balance	$80,630	$81,195	$80,630	$81,195

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost	$951	$963	$1,905	$1,835
Interest cost	564	599	1,127	1,175
Amortization of net loss (1)	167	194	335	388
Net periodic benefit cost	$1,682	$1,756	$3,367	$3,398

(1)          Amortization of net loss is included in the operating expenses line item within our condensed consolidated statements of income.

10.                            COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of our managing general partner and its affiliates who perform services for us.  The LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to review and approval of the compensation committee of the MGP board of directors (the “Compensation Committee”).  On January 23, 2013, the Compensation Committee determined that the vesting requirements for the 2010 grants of 130,102 restricted units (which is net of 8,028 forfeitures) had been satisfied as of January 1, 2013.  As a result of this vesting, on February 15, 2013, we issued 82,400 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the LTIP participants.  On January 23, 2013, the Compensation Committee authorized additional grants of up to 156,575 restricted units, of which 146,725 were granted during the six months ended June 30, 2013 and will vest on January 1, 2016, subject to satisfaction of certain financial tests.  The fair value of these 2013 grants is equal to the intrinsic value at the date of grant, which was $63.02 per unit.  LTIP expense was $1.9 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $3.6 million and $3.1 million for the six months ended June 30, 2013 and 2012, respectively.  After consideration of the January 1, 2013 vesting and subsequent issuance of 82,400 common units, 2.1 million units remain available under the LTIP for issuance in the future, assuming all grants issued in 2011, 2012 and 2013 currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

As of June 30, 2013, there was $12.7 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.6 years.  As of June 30, 2013, the intrinsic value of the non-vested LTIP grants was $24.7 million.  As of June 30, 2013, the total obligation associated with the LTIP was $10.7 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

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

For the six months ended June 30, 2013 and 2012, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 7,424 and 4,548 phantom units, respectively, and the fair value of these phantom units was $65.94 per unit and $64.66 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plan expense was approximately $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.6 and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there were 164,215 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $11.6 million.  As of June 30, 2013, the total obligation associated with the SERP and Deferred Compensation Plan was $10.8 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

11.                            COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost	$674	$699	$1,434	$1,453
Interest cost	929	818	1,781	1,636
Expected return on plan assets	(931)	(956)	(2,164)	(1,912)
Amortization of net loss (1)	559	485	1,118	915
Net periodic benefit cost	$1,231	$1,046	$2,169	$2,092

(1)          Amortization of net loss is included in the operating expenses line item within our condensed consolidated statements of income.

We previously disclosed in our financial statements for the year ended December 31, 2012 that we expected to contribute $2.4 million to the Pension Plan in 2013.  During the six months ended June 30, 2013, we made contribution payments of $0.8 million for the 2013 plan year.  On July 15, 2013, we made a contribution payment of $0.8 million for the 2013 plan year.  We expect to make quarterly contributions of $0.8 million for the remainder of 2013 for the 2013 plan year and, therefore, expect to contribute approximately $2.4 million to the Pension Plan in 2013.

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

The Northern Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge, LLC (“Tunnel Ridge”) mining complex and the Penn Ridge Coal, LLC (“Penn Ridge”) property.  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine, Mettiki Coal, LLC’s preparation plant and a small third-party mining operation.  In May 2012, longwall production began at the Tunnel Ridge mine.  We are in the process of permitting the Penn Ridge property for future mine development.

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

Reportable segment results as of and for the three and six months ended June 30, 2013 and 2012 are presented below.

	Illinois Basin	Central Appalachia	Northern Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results for the three months ended June 30, 2013 were as follows:

Total revenues (2)	$400,386	$41,541	$105,536	$-	$10,022	$(3,914)	$553,571
Segment Adjusted EBITDA Expense (3)	233,703	31,136	76,120	427	10,402	(3,914)	347,874
Segment Adjusted EBITDA (4)(5)	164,623	10,207	26,701	(6,295)	(209)	-	195,027
Capital expenditures (7)	52,995	2,396	29,991	11,917	2,221	-	99,520

Reportable segment results for the three months ended June 30, 2012 were as follows:

Total revenues (2)	$374,708	$40,033	$99,857	$-	$21,052	$(5,786)	$529,864
Segment Adjusted EBITDA Expense (3)	228,952	30,603	76,458	(1,826)	19,932	(5,702)	348,417
Segment Adjusted EBITDA (4)(5)	142,734	9,180	21,231	(2,758)	1,274	(85)	171,576
Capital expenditures (7)	67,970	11,647	29,383	39,301	1,291	-	149,592

Reportable segment results as of and for the six months ended June 30, 2013 were as follows:

Total revenues (2)	$805,209	$86,566	$199,328	$-	$17,994	$(7,471)	$1,101,626
Segment Adjusted EBITDA Expense (3)	467,848	66,438	149,941	528	19,493	(7,471)	696,777
Segment Adjusted EBITDA (4)(5)	331,844	19,916	43,210	(10,587)	(1,005)	-	383,378
Total assets (6)	1,056,953	84,413	538,205	298,716	42,712	(936)	2,020,063
Capital expenditures (7)	105,026	6,299	38,870	28,870	2,825	-	181,890

Reportable segment results as of and for the six months ended June 30, 2012 were as follows:

Total revenues (2)	$716,938	$81,199	$146,962	$-	$38,156	$(9,805)	$973,450
Segment Adjusted EBITDA Expense (3)	430,500	61,357	120,688	(1,691)	34,849	(9,805)	635,898
Segment Adjusted EBITDA (4)(5)	279,626	19,390	21,513	(6,884)	3,673	-	317,318
Total assets (6)	1,021,050	98,622	516,881	177,700	47,160	(2,560)	1,858,853
Capital expenditures (7)	122,115	15,748	60,898	64,244	9,926	-	272,931

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Segment Adjusted EBITDA Expense	$347,874	$348,417	$696,777	$635,898
Outside coal purchases	(790)	(16,154)	(1,392)	(30,335)
Other income	353	2,384	627	2,599
Operating expenses (excluding depreciation, depletion and amortization)	$347,437	$334,647	$696,012	$608,162

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013		2012

Consolidated Segment Adjusted EBITDA	$195,027	$171,576	$383,378		$317,318
General and administrative	(16,597)	(16,052)	(31,843)		(30,341)
Depreciation, depletion and amortization	(68,207)	(52,109)	(132,589)		(95,142)
Interest expense, net	(6,040)	(8,217)	(12,524)		(14,036)
Income tax (expense) benefit	(109)	257	589		624
Net income	$104,074	$ 95,455	$ 207,01	1	$178,423

(5)  Includes equity in income (loss) of affiliates for the three and six months ended June 30, 2013 of $(5.9) million and $(10.1) million, respectively, included in the White Oak segment and $0.2 million and $0.5 million, respectively, included in the Other and Corporate segment.  Includes equity in income (loss) of affiliates for the three and six months ended June 30, 2012 of $(4.6) million and $(8.6) million, respectively, included in the White Oak segment and $0.2 million and $0.4 million, respectively, included in the Other and Corporate segment.

(6)  Total assets for the White Oak and Other and Corporate Segments include investments in affiliate of $127.2 million and $1.7 million, respectively, at June 30, 2013 and $62.3 million and $1.6 million, respectively, at June 30, 2012.

(7)  Capital expenditures shown above include funding to White Oak of $6.8 million and $18.9 million, respectively, for the three and six months ended June 30, 2013, and $16.6 million and $34.6 million, respectively, for the three and six months ended June 30, 2012, for the acquisition and development of coal reserves in our condensed consolidated statements of cash flow.

13.                            SUBSEQUENT EVENTS

On July 26, 2013, we declared a quarterly distribution for the quarter ended June 30, 2013, of $1.1525 per unit, on all common units outstanding, totaling approximately $72.6 million (which includes our managing general partner’s incentive distributions), payable on August 14, 2013 to all unitholders of record as of August 7, 2013.

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

•      References to “AGP” mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P.

Summary

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S. We operate eleven underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, including the new Tunnel Ridge, LLC (“Tunnel Ridge”) longwall mine in West Virginia and the Onton No. 9 mining complex (“Onton mine”) in west Kentucky acquired on April 2, 2012.  We are constructing a new mine in southern Indiana and operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Also, we own a preferred equity interest in White Oak Resources LLC (“White Oak”) and are purchasing and funding development of reserves and constructing surface facilities at White Oak’s new longwall mining complex in southern Illinois.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.

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

•      Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, LLC’s mining complex, which includes the Gibson North mine and Gibson South project, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex (“Pattiki”), Warrior Coal, LLC’s mining complex, Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain undeveloped coal reserves, River View Coal, LLC’s mining complex (“River View”), CR Services, LLC, and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”), ARP

Sebree, LLC and ARP Sebree South, LLC.  The development of the Gibson South mine is currently underway and we are in the process of permitting the Sebree property for future mine development.  For information regarding the acquisition of the Onton mine, which was added to the Illinois Basin segment in April 2012, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisitions” of this Quarterly Report on Form 10-Q.

•      Central Appalachian reportable segment is comprised of two operating segments, the Pontiki Coal, LLC and MC Mining, LLC (“MC Mining”) mining complexes.

•      Northern Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex and the Penn Ridge Coal, LLC (“Penn Ridge”) property.  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine, Mettiki Coal, LLC’s preparation plant and a small third-party mining operation.  In May 2012, longwall production began at the Tunnel Ridge mine.  We are in the process of permitting the Penn Ridge property for future mine development.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

We reported net income of $104.1 million for the three months ended June 30, 2013 (“2013 Quarter”) compared to $95.5 million for the three months ended June 30, 2012 (“2012 Quarter”). This increase of $8.6 million was principally due to record coal production and sales volumes, which rose to 10.1 million tons produced and 9.8 million tons sold in the 2013 Quarter compared to 8.2 million tons produced and 8.7 million tons sold in the 2012 Quarter.  The increases in tons produced and tons sold resulted from increased volumes at the Tunnel Ridge mine, which began longwall production in May 2012, and increased tons produced and sold from our River View, Gibson North and Onton mines.  Higher operating expenses during the 2013 Quarter resulted primarily from the record production and sales volumes, which particularly impacted labor and related benefits expense, materials and supplies expense, maintenance costs and sales-related expenses.  These increases in operating expenses were offset partially by lower outside coal purchases in the 2013 Quarter.

	Three Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(per ton sold)
Tons sold	9,817	8,661	N/A	N/A
Tons produced	10,120	8,185	N/A	N/A
Coal sales	$541,574	$512,505	$55.17	$59.17
Operating expenses and outside coal purchases	$348,227	$350,801	$35.47	$40.50

Coal sales.  Coal sales for the 2013 Quarter increased 5.7% to $541.6 million from $512.5 million for the 2012 Quarter.  The increase of $29.1 million in coal sales reflected the benefit of record tons sold (contributing $68.4 million in additional coal sales) offset partially by lower average coal sales prices (reducing coal sales by $39.3 million).  Average coal sales prices decreased to $55.17 per ton in the 2013 Quarter as compared to $59.17 per ton sold in the 2012 Quarter, primarily due to the lack of coal sales into the metallurgical export markets.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased slightly to $348.2 million for the 2013 Quarter from $350.8 million for the 2012 Quarter, primarily due to lower costs per ton offsetting the impact of record coal sales and production volumes.  On a per ton basis, operating expenses and outside coal purchases decreased 12.4% to $35.47 per ton sold.  In addition to the impact of record production and sales volumes, operating expenses were impacted by various other factors, the most significant of which are discussed below:

•      Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 13.1% to $11.50 per ton in the 2013 Quarter from $13.24 per ton in the 2012 Quarter.  This decrease of $1.74 per ton was primarily attributable to lower labor cost per ton resulting from increased longwall production at our Tunnel Ridge mine, which began production in May 2012, and improved coal recoveries from our River View, Gibson North and Mettiki mines, partially offset by lower coal recoveries at our Dotiki mine due to its continued transition to a new coal seam and higher employee benefits expense at our Mettiki mine;

•      Workers compensation expenses per ton produced decreased to $0.69 per ton in the 2013 Quarter from $1.19 per ton in the 2012 Quarter.  The decrease of $0.50 per ton produced resulted primarily from increased production discussed above and favorable claim trends;

•      Materials and supplies expenses per ton produced decreased 11.0% to $11.52 per ton in the 2013 Quarter from $12.95 per ton in the 2012 Quarter.  The decrease of $1.43 per ton produced resulted primarily from the benefits of increased production discussed above and a decrease in cost for certain products and services, primarily outside services (decrease of $0.36 per ton), ventilation-related materials and supplies (decrease of $0.33 per ton), roof support (decrease of $0.30 per ton), power and fuel used in the mining process (decrease of $0.20 per ton) and certain safety-related materials and supplies (decrease of $0.13 per ton);

•      Maintenance expenses per ton produced decreased 11.4% to $3.96 per ton in the 2013 Quarter from $4.47 per ton in the 2012 Quarter.  The decrease of $0.51 per ton produced was primarily from the benefits of newer equipment and increased production at our new Tunnel Ridge mine and improved coal recoveries at certain locations as discussed above;

•      Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) decreased $0.24 per produced ton sold in the 2013 Quarter compared to the 2012 Quarter, primarily as a result of lower average coal sales prices for Northern Appalachian and Illinois Basin sales volumes;

•      Outside coal purchases decreased to $0.8 million for the 2013 Quarter compared to $16.2 million in the 2012 Quarter.  The decrease of $15.4 million was primarily attributable to decreased coal brokerage volumes and coal for sale into the metallurgical export markets.  The cost per ton to purchase coal is typically higher than our cost per ton to produce coal, thus significantly lower volumes of coal purchases, like in the 2013 Quarter, generally reduce our overall total expenses per ton;

•      Operating expenses decreased in the 2013 Quarter due to greater sales from higher cost per ton beginning coal inventories in the 2012 Quarter; and

•      Capitalized development related to the construction of our new Tunnel Ridge mine ceased in May 2012 with the start-up of longwall production.  Accordingly, the above discussed operating expense decreases in the 2013 Quarter were offset partially by the capitalization of $5.9 million of mine development costs at Tunnel Ridge in the 2012 Quarter.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues decreased to $7.0 million in the 2013 Quarter from $11.9 million in the 2012 Quarter.  The decrease of $4.9 million was primarily due to amounts received from a customer in the 2012 Quarter for the partial buy-out of a certain Northern Appalachian coal sales contract.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $68.2 million for the 2013 Quarter from $52.1 million for the 2012 Quarter.  The increase of $16.1 million was attributable to additional depreciation expense related to the start-up of longwall production at the new Tunnel Ridge mine, which began in May 2012, and capital expenditures related to production expansion and infrastructure investments at various mines.

Interest expense.  Interest expense, net of capitalized interest, decreased to $6.2 million for the 2013 Quarter from $8.3 million for the 2012 Quarter.  The decrease of $2.1 million was principally attributable to the August 2012 repayment of $18.0 million on our original senior notes issued in 1999, reduced interest expense resulting from lower rates and fees under our term loan and revolving credit facility entered into during May 2012, $1.1 million of deferred debt issuance costs related to the early termination of the $300 million term loan in the 2012 Quarter and higher capitalized interest in the 2013 Quarter.  This decrease was partially offset by increased borrowings under our revolving credit facility.  The term loan and revolving credit facility are discussed in more detail below under “–Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes our equity investments in MAC and White Oak.  For the 2013 Quarter, equity in loss of affiliates was $5.7 million compared to $4.4 million for the 2012 Quarter, which was primarily attributable to losses allocated to us from our equity investment in White Oak.

Other income.  Other income decreased to $0.4 million in the 2013 Quarter from $2.4 million in the 2012 Quarter.  The decrease of $2.0 million was primarily due to the cancellation fee paid to the Intermediate Partnership by White Oak related to the termination of the equipment financing agreement.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Segment Adjusted EBITDA.  Our 2013 Quarter Segment Adjusted EBITDA increased $23.5 million, or 13.7%, to $195.0 million from the 2012 Quarter Segment Adjusted EBITDA of $171.6 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,
	2013	2012	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$164,623	$142,734	$21,889	15.3%
Central Appalachia	10,207	9,180	1,027	11.2%
Northern Appalachia	26,701	21,231	5,470	25.8%
White Oak	(6,295)	(2,758)	(3,537)	(1)
Other and Corporate	(209)	1,274	(1,483)	(1)
Elimination	-	(85)	85	(1)
Total Segment Adjusted EBITDA (2)	$195,027	$171,576	$23,451	13.7%

Tons sold
Illinois Basin	7,547	6,977	570	8.2%
Central Appalachia	498	493	5	1.0%
Northern Appalachia	1,760	1,063	697	65.6%
White Oak	-	-	-	-
Other and Corporate	12	128	(116)	(90.6)%
Elimination	-	-	-	-
Total tons sold	9,817	8,661	1,156	13.3%

Coal sales
Illinois Basin	$397,364	$371,294	$26,070	7.0%
Central Appalachia	41,178	39,784	1,394	3.5%
Northern Appalachia	102,001	90,731	11,270	12.4%
White Oak	-	-	-	-
Other and Corporate	1,031	10,696	(9,665)	(90.4)%
Elimination	-	-	-	-
Total coal sales	$541,574	$512,505	$29,069	5.7%

Other sales and operating revenues
Illinois Basin	$963	$391	$572	(1)
Central Appalachia	165	-	165	-
Northern Appalachia	820	6,958	(6,138)	(88.2)%
White Oak	-	-	-	-
Other and Corporate	8,992	10,356	(1,364)	(13.2)%
Elimination	(3,914)	(5,787)	1,873	32.4%
Total other sales and operating revenues	$7,026	$11,918	$(4,892)	(41.1)%

Segment Adjusted EBITDA Expense
Illinois Basin	$233,703	$228,952	$4,751	2.1%
Central Appalachia	31,136	30,603	533	1.7%
Northern Appalachia	76,120	76,458	(338)	(0.4)%
White Oak	427	(1,826)	2,253	(1)
Other and Corporate	10,402	19,932	(9,530)	(47.8)%
Elimination	(3,914)	(5,702)	1,788	31.4%
Total Segment Adjusted EBITDA Expense (3)	$347,874	$348,417	$(543)	(0.2)%

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2013	2012

Segment Adjusted EBITDA	$195,027	$171,576

General and administrative	(16,597)	(16,052)
Depreciation, depletion and amortization	(68,207)	(52,109)
Interest expense, net	(6,040)	(8,217)
Income tax (expense) benefit	(109)	257
Net income	$104,074	$95,455

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2013	2012

Segment Adjusted EBITDA Expense	$347,874	$348,417

Outside coal purchases	(790)	(16,154)
Other income	353	2,384
Operating expenses (excluding depreciation, depletion and amortization)	$347,437	$334,647

Illinois Basin – Segment Adjusted EBITDA increased 15.3% to $164.6 million in the 2013 Quarter from $142.7 million in the 2012 Quarter.  The increase of $21.9 million was primarily attributable to increased tons sold, which increased 8.2% to 7.5 million tons in the 2013 Quarter.  Coal sales increased 7.0% to $397.4 million in the 2013 Quarter compared to $371.3 million in the 2012 Quarter. The increase of $26.1 million reflects increased tons produced and sold from our River View, Gibson North and Onton mines, partially offset by lower coal recoveries at our Dotiki mine related to its continued transition into a new coal seam and a slightly lower average coal sales price of $52.65 per ton sold during the 2013 Quarter compared to $53.22 per ton sold in the 2012 Quarter.  Total Segment Adjusted EBITDA Expense for the 2013 Quarter increased 2.1% to $233.7 million from $229.0 million in the 2012 Quarter primarily due to increased production and sales volumes noted above.  Although Segment Adjusted EBITDA Expense increased,  Segment Adjusted EBITDA Expense per ton decreased $1.85 per ton sold to $30.96 from $32.81 per ton sold, primarily as a result of increased coal production discussed above as well as certain cost decreases described above under “–Operating expenses and outside coal purchases.”

Central Appalachia – Segment Adjusted EBITDA increased 11.2% to $10.2 million for the 2013 Quarter compared to $9.2 million in the 2012 Quarter.  The increase of $1.0 million was primarily attributable to higher coal sales price per ton, which increased to $82.70 per ton sold in the 2013 Quarter from $80.73 per ton sold in the 2012 Quarter, as well as a slight increase in coal sales volumes.  Segment Adjusted EBITDA Expense for the 2013 Quarter increased 1.7% to $31.1 million from $30.6 million in the 2012 Quarter and increased $0.43 per ton sold to $62.53 compared to $62.10 per ton sold in the 2012 Quarter, reflecting MC Mining’s continued transition into a new mining area.

Northern Appalachia – Segment Adjusted EBITDA increased to $26.7 million for the 2013 Quarter as compared to $21.2 million in the 2012 Quarter.  This increase of $5.5 million was primarily attributable to increased tons produced and sold from our Tunnel Ridge mine which began longwall production in May 2012.  The increase of coal sales volumes was partially offset by a lower average coal sales price of $57.97 per ton sold during the 2013 Quarter compared to $85.35 per ton sold in the 2012 Quarter as a result of the lack of coal sales into the metallurgical export markets.  Segment Adjusted EBITDA Expense per ton decreased by $28.66 per ton sold to $43.26 from $71.92 in the 2012 Quarter, primarily due to lower cost per ton from longwall production at Tunnel Ridge, improved recoveries and reduced outside coal purchases at our Mettiki mine and reduced coal processing expenses at our Mettiki mine resulting from the lack of coal sales into the metallurgical export markets, partially offset by higher employee benefit costs at Mettiki.

White Oak – Segment Adjusted EBITDA was $(6.3) million and $(2.8) million, respectively, in the 2013 and 2012 Quarters primarily attributable to losses allocated to us from our equity interest in White Oak.  The decrease of $3.5 million was primarily due to the $2.0 million cancellation fee paid to the Intermediate Partnership by White Oak in the 2012 Quarter related to the termination of the equipment financing agreement.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA decreased $1.5 million in the 2013 Quarter from the 2012 Quarter.  This decrease was primarily attributable to lower coal brokerage sales.  Segment Adjusted EBITDA Expense decreased 47.8% to $10.4 million for the 2013 Quarter, primarily due to decreased outside coal purchases.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

We reported net income of $207.0 million for the six months ended June 30, 2013 (“2013 Period”) compared to $178.4 million for the six months ended June 30, 2012 (“2012 Period”). This increase of $28.6 million was principally due to record coal sales and production volumes.  We had tons sold of 19.5 million tons and tons produced of 19.9 million tons in the 2013 Period compared to 16.5 million tons sold and 16.7 million tons produced in the 2012 Period.  The increase in tons sold and produced resulted from the start-up of longwall production at the Tunnel Ridge mine in May 2012, increased tons produced and sold from our River View, Gibson North and Pattiki mines and the addition of the Onton mine in April 2012.  Higher operating expenses during the 2013 Period resulted primarily from the record production and sales volumes, which particularly impacted labor and related benefits expense, materials and supplies expense, maintenance costs and sales-related expenses.  These increases in operating expenses were offset partially by lower outside coal purchases in the 2013 Period.

	Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(per ton sold)
Tons sold	19,515	16,473	N/A	N/A
Tons produced	19,939	16,697	N/A	N/A
Coal sales	$1,076,083	$942,104	$55.14	$57.19
Operating expenses and outside coal purchases	$ 697,404	$638,497	$35.74	$38.76

Coal sales.  Coal sales for the 2013 Period increased 14.2% to $1.1 billion from $942.1 million for the 2012 Period.  The increase of $134.0 million in coal sales reflected the benefit of increased tons sold (contributing $174.0 million in additional coal sales) offset partially by lower coal sales prices (reducing coal sales by $40.0 million).  Average coal sales prices decreased $2.05 per ton sold to $55.14 per ton in the 2013 Period as compared to $57.19 per ton sold in the 2012 Period, primarily due to the lack of sales into the metallurgical coal export market.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 9.2% to $697.4 million for the 2013 Period from $638.5 million for the 2012 Period, primarily due to record coal sales and record production volumes.  On a per ton basis, operating expenses and outside coal purchases decreased 7.8% to $35.74 per ton sold.  Operating expenses were impacted by various other factors, the most significant of which are also discussed below:

•      Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 9.3% to $11.58 per ton in the 2013 Period from $12.77 per ton in the 2012 Period.  This decrease of $1.19 per ton was primarily attributable to lower labor cost per ton resulting from increased production at our Tunnel Ridge mine, which began longwall production in May 2012, improved coal recoveries from our Mettiki, River View and Gibson North mines and improved geological conditions at our Pattiki mine, partially offset by increased longwall move days at our Northern Appalachian mines, lower coal recoveries at our Dotiki mine due to its continued transition to a new coal seam and higher employee benefits expense at our Mettiki mine;

•      Workers compensation expenses per ton produced decreased to $0.71 per ton in the 2013 Period from $1.12 per ton in the 2012 Period.  The decrease of $0.41 per ton produced resulted primarily from increased production discussed above and favorable claim trends;

•      Material and supplies expenses per ton produced decreased 10.0% to $11.47 per ton in the 2013 Period from $12.74 per ton in the 2012 Period.  The decrease of $1.27 per ton produced resulted primarily from the benefits of increased production discussed above and a decrease in cost for certain products and services, primarily roof support (decrease of $0.40 per ton), outside services (decrease of $0.32 per ton), certain ventilation-related materials and supplies (decrease of $0.26 per ton) and certain safety related materials and supplies (decrease of $0.17 per ton);

•      Maintenance expenses per ton produced decreased 9.8% to $3.95 per ton in the 2013 Period from $4.38 per ton in the 2012 Period.  The decrease of $0.43 per ton produced was primarily from the benefits of newer equipment and increased production at our new Tunnel Ridge mine and improved coal recoveries at certain locations as discussed above;

•      Contract mining expenses decreased $2.0 million for the 2013 Period compared to the 2012 Period.  The decrease primarily reflects reductions of run-of-mine production from a third-party mining operation in our Northern Appalachian region due to reduced metallurgical export market opportunities;

•      Outside coal purchases decreased to $1.4 million for the 2013 Period compared to $30.3 million in the 2012 Period.  The decrease of $28.9 million was primarily attributable to decreased coal brokerage activity and coal for sale into the metallurgical export markets.  The cost per ton to purchase coal is typically higher than our cost per ton to produce coal, thus significantly lower volumes of coal purchases, like in the 2013 Period, generally reduce our overall total expenses per ton;

•      Operating expenses decreased in the 2013 Period due to greater sales from higher cost per ton beginning coal inventories in the 2012 Period for Illinois Basin and Northern Appalachian mines; and

•      Capitalized development related to the construction of our new Tunnel Ridge mine ceased in May 2012 with the start-up of longwall production.  Accordingly, the above discussed operating expense decreases in the 2013 Period were offset partially by the capitalization of $19.0 million of mine development costs at Tunnel Ridge in the 2012 Period.

General and administrative.  General and administrative expenses for the 2013 Period increased to $31.8 million compared to $30.3 million in the 2012 Period.  The increase of $1.5 million was primarily due to increases in incentive compensation expense.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues decreased to $13.6 million for the 2013 Period from $19.3 million for the 2012 Period.  The decrease of $5.7 million was primarily attributable to amounts received from a customer in the 2012 Period for the partial buy-out of a certain Northern Appalachian coal sales contract.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $132.6 million for the 2013 Period from $95.1 million for the 2012 Period.  The increase of $37.5 million was attributable to additional depreciation related to the start-up of longwall production at the Tunnel Ridge mine, which began in May 2012, the addition of the Onton mine and capital expenditures related to production expansion and infrastructure improvements at various other operations.

Interest expense.  Interest expense, net of capitalized interest, decreased to $12.8 million for the 2013 Period from $14.2 million for the 2012 Period.  The decrease of $1.4 million was principally attributable to the August 2012 repayment of $18.0 million on our original senior notes issued in 1999, reduced interest expense resulting from lower rates and fees under our term loan and revolving credit facility entered into during May 2012, $1.1 million of deferred debt issuance costs related to the early termination of the $300 million term loan in the 2012 Period and higher capitalized interest in the 2013 Period.  This decrease was partially offset by increased borrowings under our revolving credit facility in the 2013 Period.  The term loan and revolving credit facility are discussed in more detail below under “–Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes our equity investments in MAC and White Oak.  For the 2013 Period, equity in loss of affiliates was $9.6 million compared to $8.2 million for the 2012 Period, which was primarily attributable to losses allocated to us due to our equity investment in White Oak.

Other income.  Other income decreased to $0.6 million in the 2013 Period from $2.6 million in the 2012 Period.  The decrease of $2.0 million was primarily due to the cancellation fee paid in the 2012 Period to the Intermediate Partnership by White Oak related to the termination of the equipment financing agreement.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Segment Adjusted EBITDA.  Our 2013 Period Segment Adjusted EBITDA increased $66.0 million, or 20.8%, to $383.4 million from the 2012 Period Segment Adjusted EBITDA of $317.3 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,
	2013	2012	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$331,844	$279,626	$52,218	18.7%
Central Appalachia	19,916	19,390	526	2.7%
Northern Appalachia	43,210	21,513	21,697	(1)
White Oak	(10,587)	(6,884)	(3,703)	(53.8)%
Other and Corporate	(1,005)	3,673	(4,678)	(1)
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$383,378	$317,318	$66,060	20.8%

Tons sold
Illinois Basin	15,253	13,490	1,763	13.1%
Central Appalachia	1,048	1,002	46	4.6%
Northern Appalachia	3,202	1,771	1,431	80.8%
White Oak	-	-	-	-
Other and Corporate	12	210	(198)	(94.3)%
Elimination	-	-	-	-
Total tons sold	19,515	16,473	3,042	18.5%

Coal sales
Illinois Basin	$797,684	$709,275	$88,409	12.5%
Central Appalachia	85,982	80,732	5,250	6.5%
Northern Appalachia	191,386	134,689	56,697	42.1%
White Oak	-	-	-	-
Other and Corporate	1,031	17,408	(16,377)	(94.1)%
Elimination	-	-	-	-
Total coal sales	$1,076,083	$942,104	$133,979	14.2%

Other sales and operating revenues
Illinois Basin	$2,008	$851	$1,157	(1)
Central Appalachia	372	16	356	(1)
Northern Appalachia	1,765	7,511	(5,746)	(76.5)%
White Oak	-	-	-	-
Other and Corporate	16,964	20,747	(3,783)	(18.2)%
Elimination	(7,471)	(9,805)	2,334	23.8%
Total other sales and operating revenues	$13,638	$19,320	$(5,682)	(29.4)%

Segment Adjusted EBITDA Expense
Illinois Basin	$467,848	$430,500	$37,348	8.7%
Central Appalachia	66,438	61,357	5,081	8.3%
Northern Appalachia	149,941	120,688	29,253	24.2%
White Oak	528	(1,691)	2,219	(1)
Other and Corporate	19,493	34,849	(15,356)	(44.1)%
Elimination	(7,471)	(9,805)	2,334	23.8%
Total Segment Adjusted EBITDA Expense (3)	$696,777	$635,898	$60,879	9.6%

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Six Months Ended
	June 30,
	2013	2012

Segment Adjusted EBITDA	$383,378	$317,318

General and administrative	(31,843)	(30,341)
Depreciation, depletion and amortization	(132,589)	(95,142)
Interest expense, net	(12,524)	(14,036)
Income tax benefit	589	624
Net income	$207,011	$178,423

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Six Months Ended
	June 30,
	2013	2012

Segment Adjusted EBITDA Expense	$696,777	$635,898

Outside coal purchases	(1,392)	(30,335)
Other income	627	2,599
Operating expenses (excluding depreciation, depletion and amortization)	$696,012	$608,162

Illinois Basin – Segment Adjusted EBITDA increased 18.7% to $331.8 million in the 2013 Period from $279.6 million in the 2012 Period.  The increase of $52.2 million was primarily attributable to increased tons sold, which increased 13.1% to 15.3 million tons in the 2013 Period, partially offset by lower contract pricing that resulted in a lower average coal sales price of $52.30 per ton sold during the 2013 Period compared to $52.58 per ton sold for the 2012 Period.  Coal sales increased 12.5% to $797.7 million in the 2013 Period compared to $709.3 million in the 2012 Period.  The increase of $88.4 million primarily reflects increased tons produced and sold from our River View, Gibson North and Pattiki mines and the acquisition of the Onton mine, partially offset by lower coal recoveries at our Dotiki mine related to its continued transition into a new coal seam.  Total Segment Adjusted EBITDA Expense for the 2013 Period increased 8.7% to $467.8 million from $430.5 million in the 2012 Period due to increased production and sales volumes noted above.  Although Segment Adjusted EBITDA Expense increased for the 2013 Period, Segment Adjusted EBITDA Expense per ton decreased $1.24 per ton sold to $30.67 from $31.91 per ton sold, primarily as a result of increased coal production discussed above as well as certain cost decreases described above under “–Operating expenses and outside coal purchases.”

Central Appalachia – Segment Adjusted EBITDA increased 2.7% to $19.9 million for the 2013 Period compared to $19.4 million for the 2012 Period.  The increase of $0.5 million was primarily attributable to increased tons sold, which increased 4.6% to 1.1 million tons in the 2013 Period, as well as a higher average coal sales price of $82.05 per ton sold during the 2013 Period compared to $80.60 per ton sold in the 2012 Period resulting from a favorable mix of contract shipments.  Total Segment Adjusted EBITDA Expense per ton sold during the 2013 Period increased to $63.40 compared to $61.26 in the 2012 Period, an increase of $2.14 per ton sold, and Segment Adjusted EBITDA Expense increased $5.1 million to $66.4 million in the 2013 Period compared to $61.4 million in the 2012 Period, reflecting higher inventory costs and difficult mining conditions during the first part of 2013 at our MC Mining mine as it transitions into new mining areas in addition to lower coal recoveries throughout the 2013 Period at the MC Mining mine.

Northern Appalachia – Segment Adjusted EBITDA increased $21.7 million to $43.2 million for the 2013 Period compared to $21.5 million for the 2012 Period.  The increase was primarily attributable to increased tons produced and sold from our Tunnel Ridge mine, which began longwall production in May 2012, partially offset by lower average coal sales price of $59.77 per ton sold in the 2013 Period compared to $76.04 per ton sold in the 2012 Period due to the lack of coal sales into the metallurgical coal export markets in the 2013 Period.  The start-up of longwall production at Tunnel Ridge was also the primary reason for the 24.2% increase in Segment Adjusted EBITDA Expense in the 2013 Period to $149.9 million compared to $120.7 million in the 2012 Period.  Although Segment Adjusted EBITDA Expense increased for the 2013 Period, Segment Adjusted EBITDA Expense per ton decreased by $21.30 per ton sold to $46.83 for the 2013 Period compared to $68.13 per ton sold for the 2012 Period primarily due to lower cost per ton from longwall production at Tunnel Ridge and lower costs at our Mettiki mining complex due to reduced coal processing expenses and outside coal purchases, both resulting primarily  from the lack of sales into metallurgical coal export markets, partially offset by higher employee benefit costs at Mettiki.

White Oak – Segment Adjusted EBITDA was $(10.6) million and $(6.9) million in the 2013 and 2012 Periods, respectively, primarily attributable to losses allocated to us due to our equity interest in White Oak.  The decrease of $3.7 million was primarily due to the $2.0 million cancellation fee paid to the Intermediate Partnership by White Oak in the 2012 Period related to the termination of the equipment financing agreement.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 7. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA decreased $4.7 million in the 2013 Period from the 2012 Period.  This decrease was primarily attributable to lower coal brokerage sales and lower Matrix Group safety equipment sales.  Segment Adjusted EBITDA Expense decreased 44.1% to $19.5 million for the 2013 Period, primarily due to decreased outside coal purchases.

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

Cash Flows

Cash provided by operating activities was $373.8 million for the 2013 Period compared to $255.5 million for the 2012 Period.  Cash provided by operating activities primarily benefited from higher net income, reduced growth in coal inventory and a decrease in trade receivables during the 2013 Period as compared to an increase during the 2012 Period, offset partially by a decrease in accounts payable during the 2013 Period as compared to an increase during the 2012 Period.

Net cash used in investing activities was $236.0 million for the 2013 Period compared to $390.3 million for the 2012 Period.  The decrease in cash used in investing activities was primarily attributable to a decrease in capital expenditures due to the completion of Tunnel Ridge mine development in May 2012, lower capital expenditures for mine infrastructure and equipment at various mines, particularly the Dotiki and River View mines, and the acquisition of the Onton mine in April 2012.

Net cash used in financing activities was $157.3 million for the 2013 Period compared to $127.3 million for the 2012 Period.  The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2013 Period and net payments under our revolving credit facility during the 2013 Period, which is discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures decreased to $163.0 million in the 2013 Period from $238.3 million in the 2012 Period.  See “–Cash Flows” above for additional information regarding capital expenditures.

Our anticipated total capital expenditures for the year ending December 31, 2013 are estimated in a range of $370.0 to $400.0 million, which includes expenditures for mine expansion and infrastructure projects, maintenance capital, continued development of the Gibson South mine, and reserve acquisitions and construction of surface facilities related to the White Oak mine development project.  In addition, we have funded $47.5 million of preferred equity investments in White Oak during the 2013 Period and, based on currently anticipated equity contributions by its partners, do not expect to make further equity investments in White Oak during 2013.  Management anticipates funding remaining 2013 capital requirements with cash and cash equivalents ($8.8 million as of June 30, 2013), cash flows from operations, borrowings under the revolving credit facility and, if necessary, accessing the debt or equity capital markets.  We will continue to have significant capital requirements over the long-term, which may require us to obtain additional debt or equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility.  On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “Revolving Credit Facility”) of $700 million and a term loan (the “Term Loan”) in the aggregate principal amount of $250 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the “Credit Facility”).  The Credit Facility replaced the $142.5 million revolving credit facility that was scheduled to mature September 25, 2012 and the $300 million term loan agreement dated December 29, 2010 that was prepaid and terminated early on May 23, 2012.  The aggregate unpaid principal amount of $300 million and all unpaid interest was repaid using the proceeds of the Term Loan and borrowings under the Revolving Credit Facility.  Our Intermediate Partnership did not incur any early termination penalties in connection with the prepayment of the term loan.  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  We have elected a Eurodollar Rate which, with applicable margin, was 1.85% on borrowings outstanding as of June 30, 2013.  The Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid.  Interest is payable quarterly, with principal of the Term Loan due as follows:  commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the Term Loan advances outstanding; and the remaining balance of the Term Loan advances at maturity.  We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change in control” (as defined by the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.

At June 30, 2013, we had borrowings of $142.0 million and $23.5 million of letters of credit outstanding with $534.5 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Credit Facility.

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

The Senior Notes, 2008 Senior Notes and the Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.15 to 1.0 and 19.0 to 1.0, respectively, for the trailing twelve months ended June 30, 2013.  We were in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2013.

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  At June 30, 2013, we had $30.7 million in letters of credit outstanding under agreements with these two banks.

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

Other Information

IRS Notice

On April 12, 2013, we received a “Notice of Beginning of Administrative Proceeding” (“NBAP”) from the Internal Revenue Service notifying us of an audit of the income tax return of Alliance Coal, the holding company for the operations of our Intermediate Partnership, for the tax year ending December 31, 2011.  We believe this is a routine audit of our lower tier subsidiary’s income, gain, deductions, losses and credits.  The audit is ongoing.

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

Interest Rate Risk

Borrowings under the Credit Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $142.0 million in borrowings under the Revolving Credit Facility and $250.0 million outstanding under the Term Loan Agreement at June 30, 2013.  A one percentage point increase in the interest rates related to the Revolving Credit Facility and Term Loan Agreement would result in an annualized increase in 2013 interest expense of $3.9 million, based on borrowing levels at June 30, 2013.  With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $11.2 million in the estimated fair value of these borrowings.

As of June 30, 2013, the estimated fair value of the ARLP Debt Arrangements was approximately $800.6 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2013.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.          CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2013.

During the quarterly period ended June 30, 2013, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 8, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2013 filed in XBRL).

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 8, 2013.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer