Form 10-Q
period 2014-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2014-05-09
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

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

[   ] Yes   [X] No

As of May 9, 2014, 37,030,317 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

ASSETS	March 31,	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$14,396	$93,654
Trade receivables	199,554	153,662
Other receivables	294	776
Due from affiliates	2,497	1,964
Inventories	68,751	44,214
Advance royalties	11,454	11,454
Prepaid expenses and other assets	9,954	16,186
Total current assets	306,900	321,910

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,681,406	2,645,872
Less accumulated depreciation, depletion and amortization	(1,062,256)	(1,031,493)
Total property, plant and equipment, net	1,619,150	1,614,379

OTHER ASSETS:
Advance royalties	20,741	18,813
Due from affiliate	11,458	11,560
Equity investments in affiliates	154,029	130,410
Other long-term assets	23,680	24,826
Total other assets	209,908	185,609
TOTAL ASSETS	$2,135,958	$2,121,898

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$83,860	$79,371
Due to affiliates	202	290
Accrued taxes other than income taxes	25,060	19,061
Accrued payroll and related expenses	43,116	47,105
Accrued interest	6,302	996
Workers’ compensation and pneumoconiosis benefits	9,237	9,065
Current capital lease obligations	1,307	1,288
Other current liabilities	17,130	18,625
Current maturities, long-term debt	43,000	36,750
Total current liabilities	229,214	212,551

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	790,000	831,250
Pneumoconiosis benefits	49,698	48,455
Accrued pension benefit	17,544	18,182
Workers’ compensation	54,857	54,949
Asset retirement obligations	81,324	80,807
Long-term capital lease obligations	16,758	17,135
Other liabilities	6,407	7,332
Total long-term liabilities	1,016,588	1,058,110
Total liabilities	1,245,802	1,270,661

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 37,030,317 and 36,963,054 units outstanding, respectively	1,165,621	1,128,519
General Partners’ deficit	(265,708)	(267,563)
Accumulated other comprehensive loss	(9,757)	(9,719)
Total Partners’ Capital	890,156	851,237
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,135,958	$2,121,898

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

SALES AND OPERATING REVENUES:
Coal sales	$525,545	$534,509
Transportation revenues	6,005	6,934
Other sales and operating revenues	10,488	6,612
Total revenues	542,038	548,055

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	322,242	348,575
Transportation expenses	6,005	6,934
Outside coal purchases	2	602
General and administrative	17,435	15,246
Depreciation, depletion and amortization	66,841	64,382
Total operating expenses	412,525	435,739

INCOME FROM OPERATIONS	129,513	112,316

Interest expense (net of interest capitalized for the three months ended March 31, 2014 and 2013 of $772 and $2,531, respectively)	(8,063)	(6,618)
Interest income	389	134
Equity in loss of affiliates, net	(6,241)	(3,867)
Other income	306	274
INCOME BEFORE INCOME TAXES	115,904	102,239

INCOME TAX BENEFIT	-	(698)

NET INCOME	$115,904	$102,937

GENERAL PARTNERS’ INTEREST IN NET INCOME	$33,368	$29,770

LIMITED PARTNERS’ INTEREST IN NET INCOME	$82,536	$73,167

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT (Note 7)	$2.20	$1.95

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$1.1975	$1.1075

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	36,997,433	36,919,002

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

NET INCOME	$115,904	$102,937

OTHER COMPREHENSIVE (LOSS)/INCOME:

Defined benefit pension plan:
Amortization of actuarial loss (1)	225	559
Total defined benefit pension plan adjustments	225	559

Pneumoconiosis benefits:
Amortization of actuarial (gain)/loss (1)	(263)	168
Total pneumoconiosis benefits adjustments	(263)	168

OTHER COMPREHENSIVE (LOSS)/INCOME	(38)	727

TOTAL COMPREHENSIVE INCOME	$115,866	$103,664

(1)          Amortization of actuarial (gain)/loss is included in the computation of net periodic benefit cost (see Notes 8 and 10 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$140,099	$199,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(69,463)	(70,306)
Changes in accounts payable and accrued liabilities	(3,745)	(7,608)
Proceeds from sale of property, plant and equipment	—	9
Purchases of equity investments in affiliate	(30,000)	(29,700)
Payments to affiliate for acquisition and development of coal reserves	(1,401)	(12,064)
Advances/loans to affiliate	—	(1,643)
Net cash used in investing activities	(104,609)	(121,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	82,800	45,000
Payments under revolving credit facilities	(117,800)	(50,000)
Payments on capital lease obligations	(358)	(284)
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(2,991)	(3,015)
Cash contributions by General Partners	111	114
Distributions paid to Partners	(76,510)	(69,587)
Net cash used in financing activities	(114,748)	(77,772)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(79,258)	394

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	93,654	28,283

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,396	$28,677

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,255	$3,906

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$14,179	$13,364
Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$8,417	$8,583

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2014 and December 31, 2013, and the results of our operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013.  All of our intercompany transactions and accounts have been eliminated.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

2.                                    NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  ASU 2014-08 changes the requirements for reporting discontinued operations in Accounting Standards Codification 205, Presentation of Financial Statements, by updating the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  We do not anticipate the adoption of ASU 2014-08 on January 1, 2015 will have a material impact on our consolidated financial statements.

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At March 31, 2014 and December 31, 2013, the estimated fair value of our long-term debt, including current maturities, was approximately $845.5 million and $884.8 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Note 5). The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

5.                                    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013

Revolving Credit facility	$215,000	$250,000
Senior notes	18,000	18,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000
Term loan	250,000	250,000
	833,000	868,000
Less current maturities	(43,000)	(36,750)
Total long-term debt	$790,000	$831,250

Our Intermediate Partnership has $18.0 million in senior notes (“Senior Notes”), $205.0 million in Series A and $145.0 million in Series B senior notes (collectively, the “2008 Senior Notes”), a $700.0 million revolving credit facility (“Revolving Credit Facility”) and a $250.0 million term loan (collectively, with the Senior Notes, the 2008 Senior Notes and the Revolving Credit Facility, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.17 to 1.0 and 20.4 to 1.0, respectively, for the trailing twelve months ended March 31, 2014.  We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2014.

At March 31, 2014, we had borrowings of $215.0 million and $24.2 million of letters of credit outstanding with $460.8 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, anticipated capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

6.                                    WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), we entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation currently under construction.  The transactions feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a construction loan.  Our initial investment funding to White Oak at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and we have funded White Oak $248.1 million between the Transaction Date and March 31, 2014.  We expect to fund a total of approximately $395.5 million to $425.5 million from the Transaction Date through December 31, 2015, which includes the funding made to White Oak through March 31, 2014 discussed above.  On the Transaction Date, we also entered into a coal handling and services agreement, pursuant to which we constructed and are operating a preparation plant and other surface facilities.  We expect to fund these additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity.  The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, Alliance WOR Properties, LLC (“WOR Properties”) acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons are currently being developed for future mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where our White County Coal, LLC Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.  Between the Transaction Date and December 31, 2012, WOR Properties provided $51.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  During the twelve months ended December 31, 2013, WOR Properties acquired from White Oak, for $25.3 million cash paid at various closings, an additional 90.1 million tons of reserves.  During the three months ended March 31, 2014, WOR Properties acquired from White Oak, for $1.4 million cash paid at closing, an additional 5.1 million tons of reserves.  Of the additional tons acquired in 2013 and the three months ended March 31, 2014, 48.5 million tons are currently being developed for future mining by White Oak.  At March 31, 2014, WOR Properties has provided $112.1 million to acquire a total of 300.1 million tons of coal reserves and fund the development of the acquired reserves.  WOR Properties has a remaining commitment of $27.9 million for additional coal reserve acquisitions and development funding.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, our subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), made an initial equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  WOR Processing purchased $129.3 million of additional Series A Units between the Transaction Date and December 31, 2013, and fulfilled WOR Processing’s minimum equity investment commitment of $150.0 million.  During the three months ended March 31, 2014, WOR Processing purchased $30.0 million of additional Series A Units, bringing the total investment in Series A Units to $195.0 million at March 31, 2014.

WOR Processing’s ownership and member’s voting interest in White Oak at March 31, 2014 were 29.0% based upon currently outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series B Units, is held by other investors and members of White Oak management.

We continually review all rights provided to WOR Processing and us by various agreements with White Oak and continue to conclude all such rights are protective or participating in nature and do not provide WOR Processing or us the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  As such, we recognize WOR Processing’s interest in White Oak as an equity investment in affiliate in our consolidated balance sheets.  As of March 31, 2014, WOR Processing had invested $195.0 million in Series A Units of White Oak equity, which represents our current maximum exposure to loss as a result of our equity investment in White Oak exclusive of capitalized interest.  White Oak has made no distributions to us.

We record WOR Processing’s equity in earnings or losses of affiliates under the hypothetical liquidation at book value method of accounting due to the preferences to which WOR Processing is entitled on distributions.  For the three months ended March 31, 2014 and 2013, we were allocated losses of $6.3 million and $4.2 million, respectively.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1.  For the quarter ended March 31, 2014, WOR Processing earned throughput fees of $3.6 million from White Oak for processing and loading coal through the facilities.

In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including but not limited to, a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015.  White Oak had borrowed the entire amount available under the Construction Loan as of March 31, 2014.

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

The following is a reconciliation of net income used for calculating basic earnings per unit and the weighted average units used in computing EPU for the three months ended March 31, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended March 31,
	2014	2013

Net income	$115,904	$102,937
Adjustments:
Managing general partner’s priority distributions	(31,684)	(28,277)
General partners’ 2% equity ownership	(1,684)	(1,493)

Limited partners’ interest in net income	82,536	73,167

Less:
Distributions to participating securities	(708)	(569)
Undistributed earnings attributable to participating securities	(559)	(432)

Net income available to limited partners	$81,269	$72,166

Weighted average limited partner units outstanding — basic and diluted	36,997	36,919

Basic and diluted net income per limited partner unit (1)	$2.20	$1.95

(1)          Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive.  For the three months ended March 31, 2014 and 2013, LTIP, SERP and Deferred Compensation Plan units of 373,896 and 324,315 respectively, were considered anti-dilutive under the treasury stock method.

On April 28, 2014, we also announced a two-for-one split of our common units. The unit split will take place in the form of a one unit distribution on each unit outstanding, with units to be distributed on June 16, 2014 to unitholders of record as of May 30, 2014. This unit split will result in the issuance of approximately 37.0 million common units. Following the unit split, the quarterly distribution per unit will be reduced by half; for example, the distribution for the quarter ended March 31, 2014 of $1.2225 per unit would become $0.61125 per unit, or an annualized rate of $2.445 per unit. Also following the unit split, the target threshold for the IDR per unit will be reduced by half and accordingly, the quarterly IDR paid will remain unchanged. The following pro forma net income per limited partner unit assumes a two-for-one split on June 16, 2014:

	Three Months Ended March 31,
	2014	2013

PRO FORMA BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT	$1.10	$0.98

8.                                    WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Beginning balance	$62,909	$77,046
Accruals increase	2,183	3,965
Payments	(2,749)	(2,876)
Interest accretion	646	620
Ending balance	$62,989	$78,755

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Service cost	$857	$954
Interest cost	566	563
Amortization of net (gain)/loss (1)	(263)	168
Net periodic benefit cost	$1,160	$1,685

(1)      Amortization of net (gain)/loss is included in the operating expenses line item within our condensed consolidated statements of income.

9.                                    COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of our managing general partner and its affiliates who perform services for us.  The LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to review and approval of the compensation committee of the MGP board of directors (the “Compensation Committee”).  On January 22, 2014, the Compensation Committee determined that the vesting requirements for the 2011 grants of 101,371 restricted units (which is net of 7,045 forfeitures) had been satisfied as of January 1, 2014.  As a result of this vesting, on February 14, 2014, we issued 64,305 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the LTIP participants.  On January 22, 2014, the Compensation Committee authorized additional grants of up to 185,205 restricted units, of which 175,205 were granted during the three months ended March 31, 2014 and will vest on January 1, 2017, subject to satisfaction of certain financial tests.  The fair value of these 2014 grants is equal to the intrinsic value at the date of grant, which was $81.16 per unit.  LTIP expense was $2.1 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.  After consideration of the January 1, 2014 vesting and subsequent issuance of 64,305 common units, approximately 2.0 million units remain available under the LTIP for issuance in the future, assuming all grants issued in 2012, 2013 and 2014 currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

As of March 31, 2014, there was $19.9 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.9 years.  As of March 31, 2014, the intrinsic value of the non-vested LTIP grants was $35.5 million.  As of March 31, 2014, the total obligation associated with the LTIP was $10.1 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

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

For the three months ended March 31, 2014 and 2013, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 2,844 and 3,937 phantom units, respectively, and the fair value of these phantom units was $81.34 per unit and $61.67 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plan expense was approximately $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there were 173,546 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $14.6 million.  As of March 31, 2014, the total obligation associated with the SERP and Deferred Compensation Plan was $11.6 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.  On February 14, 2014, we issued 2,958 ARLP common units to directors under the Deferred Compensation Plan.

10.                            COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Service cost	$543	$760
Interest cost	1,019	852
Expected return on plan assets	(1,401)	(1,233)
Amortization of net loss (1)	225	559
Net periodic benefit cost	$386	$938

(1)          Amortization of net loss is included in the operating expenses line item within our condensed consolidated statements of income.

We previously disclosed in our financial statements for the year ended December 31, 2013 that we expected to contribute $3.6 million to the Pension Plan in 2014.  As of March 31, 2014, we made a contribution payment of $0.8 million to the Pension Plan for the 2013 plan year.  On April 15, 2014, we made a contribution payment of $0.8 million for the 2014 plan year.  We expect to make additional contributions of $0.3 million for the 2013 plan year and $1.7 million for the 2014 plan year for the remainder of 2014 and, therefore, will contribute approximately $3.6 million to the Pension Plan in 2014.

11.       SEGMENT INFORMATION

We operate in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users.  We aggregate multiple operating segments into four reportable segments: the Illinois Basin, Appalachia, White Oak and Other and Corporate.  The first two reportable segments correspond to major coal producing regions in the eastern U.S.  Similar economic characteristics for our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The White Oak reportable segment includes our activities associated with the White Oak longwall Mine No. 1 development project more fully described below.

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s mining complex, which includes the Gibson North mine and Gibson South mine, Hopkins County Coal, LLC’s Elk Creek mining complex, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, Sebree Mining, LLC’s mining complex, which includes the Onton mine, and River View Coal, LLC’s mining complex.  The development of the Gibson South mine is currently underway with incidental production beginning in April 2014.

The Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge, LLC mining complex, the MC Mining, LLC mining complex and the Penn Ridge Coal, LLC (“Penn Ridge”) property.  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine, Mettiki Coal, LLC’s preparation plant and a small third-party mining operation which has been idled since July 2013.  We are in the process of permitting the Penn Ridge property for future mine development.

The White Oak reportable segment is comprised of two operating segments, WOR Processing and WOR Properties.  WOR Processing includes both the surface operations at White Oak and the equity investment in White Oak.  WOR Properties owns coal reserves acquired from White Oak under lease-back arrangements (Note 6).

Other and Corporate includes marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in Mid-America Carbonates, LLC, certain activities of Alliance Resource Properties and the Pontiki Coal, LLC mining complex(“Pontiki”), which ceased operations in late November 2013.

As a result of the cessation of operations at Pontiki in November 2013, we evaluated the ongoing management of our mining operations and coal sales efforts to ensure that resources were appropriately allocated to maximize our overall results.  Based on this evaluation, we have realigned the management of our operating and marketing teams and changed our reportable segment presentation to reflect this realignment.  Due to the change in our reportable segment presentation in 2014, certain reclassifications of 2013 segment information have been made to conform to the 2014 presentation.  These reclassifications include changes to the Appalachian and Other and Corporate segments.

Reportable segment results as of and for the three months ended March 31, 2014 and 2013 are presented below.

	Illinois Basin	Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results as of and for the three months ended March 31, 2014 were as follows:

Total revenues (2)	$396,502	$137,184	$3,698	$7,742	$(3,088)	$542,038
Segment Adjusted EBITDA Expense (3)	229,591	85,573	1,391	8,471	(3,088)	321,938
Segment Adjusted EBITDA (4)(5)	163,649	48,870	(3,997)	(668)	-	207,854
Total assets (6)	1,119,868	620,775	343,040	53,404	(1,129)	2,135,958
Capital expenditures (7)	55,709	10,128	1,959	3,068	-	70,864

Reportable segment results as of and for the three months ended March 31, 2013 were as follows:

Total revenues (2)	$404,823	$122,359	$-	$26,507	$(5,634)	$548,055
Segment Adjusted EBITDA Expense (3)	234,145	95,925	101	24,366	(5,634)	348,903
Segment Adjusted EBITDA (4)(5)	167,221	22,957	(4,292)	2,465	-	188,351
Total assets (6)	1,046,513	599,502	272,316	82,646	(1,439)	1,999,538
Capital expenditures (7)	52,031	12,555	16,953	831	-	82,370

(1)      The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations and coal sales and purchases between mining operations (2013 only).

(2)      Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, Mt. Vernon transloading revenues, administrative service revenues from affiliates, brokerage sales and Pontiki’s coal sales revenue (2013 only).

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Segment Adjusted EBITDA Expense	$321,938	$348,903
Outside coal purchases	(2)	(602)
Other income	306	274
Operating expenses (excluding depreciation, depletion and amortization)	$322,242	$348,575

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

	Three Months Ended
	March 31,
	2014	2013

Consolidated Segment Adjusted EBITDA	$207,854	$188,351
General and administrative	(17,435)	(15,246)
Depreciation, depletion and amortization	(66,841)	(64,382)
Interest expense, net	(7,674)	(6,484)
Income tax benefit	-	698
Net income	$115,904	$102,937

(5)      Includes equity in income (loss) of affiliates for the three months ended March 31, 2014 and 2013 of $(6.3) million and $(4.2) million, respectively, included in the White Oak segment and $0.1 million and $0.3 million, respectively, included in the Other and Corporate segment.

(6)      Total assets at March 31, 2014 and 2013 include investments in affiliate of $152.4 million and $113.7 million, respectively, for the White Oak segment and $1.7 million and $1.9 million, respectively, for the Other and Corporate segment.

(7)      Capital expenditures shown above for the three months ended March 31, 2014 and 2013, included funding of $1.4 million and $12.1 million, respectively, for the acquisition and development of coal reserves from White Oak (Note 6), which is described as “Payments to affiliate for acquisition and development of coal reserves” in our condensed consolidated statements of cash flow.

12.       SUBSEQUENT EVENTS

On April 28, 2014, we declared a quarterly distribution for the quarter ended March 31, 2014, of $1.2225 per unit, on all common units outstanding, totaling approximately $77.9 million (which includes our managing general partner’s incentive distributions), payable on May 15, 2014 to all unitholders of record as of May 8, 2014.

Other than the event described above and in Note 7, there were no other subsequent events.

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

Summary

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S. We operate ten underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia.  We are constructing an additional mine (the “Gibson South mine”) at our southern Indiana Gibson County Coal, LLC (“Gibson County Coal”) mining complex and operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Incidental production began at the Gibson South mine in April 2014.  Also, we own a preferred equity interest and are making additional equity investments in White Oak Resources LLC (“White Oak”) and are purchasing and funding development of reserves and have constructed and are operating surface facilities at White Oak’s new longwall mining complex in southern Illinois.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.

We have four reportable segments: Illinois Basin, Appalachia, White Oak and Other and Corporate.  The first two reportable segments correspond to major coal producing regions in the eastern U.S.  Factors similarly affecting financial performance of our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The White Oak segment includes our activities associated with the White Oak longwall Mine No. 1 development project in southern Illinois more fully described below.

•                 Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, which includes the Gibson North mine and Gibson South mine, Hopkins County Coal, LLC mining complex, which includes the Elk Creek mine and the Fies property, White County Coal, LLC’s Pattiki mining complex (“Pattiki”), Warrior Coal, LLC’s mining complex (“Warrior”), Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain undeveloped coal reserves, River View Coal, LLC’s mining complex, CR Services, LLC, and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”), ARP

Sebree, LLC and ARP Sebree South, LLC.  The development of the Gibson South mine is currently underway with incidental production beginning in April 2014.  We are in the process of permitting the Sebree and Fies properties for future mine development.

•                 Appalachian reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge, LLC mining complex (“Tunnel Ridge”), the MC Mining, LLC mining complex (“MC Mining”) and the Penn Ridge Coal, LLC (“Penn Ridge”) property.  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine, Mettiki Coal, LLC’s preparation plant and a small third-party mining operation which has been idled since July 2013.  We are in the process of permitting the Penn Ridge property for future mine development.

•                 White Oak reportable segment is comprised of two operating segments, Alliance WOR Properties, LLC (“WOR Properties”) and Alliance WOR Processing, LLC (“WOR Processing”).  WOR Properties owns reserves acquired from White Oak and is committed to acquiring additional reserves from White Oak under lease-back arrangements.  WOR Properties has also provided, and is continuing to provide, certain funding to White Oak for development of these reserves.  WOR Processing includes both the surface operations at White Oak and the equity investments we are making in White Oak.  The White Oak reportable segment also includes a loan to White Oak from our Intermediate Partnership to construct certain surface facilities. For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 6. White Oak Transactions” of this Quarterly Report on Form 10-Q.

•                 Other and Corporate segment includes marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC, ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in Mid-America Carbonates, LLC (“MAC”), certain activities of Alliance Resource Properties and the Pontiki Coal, LLC mining complex (“Pontiki”) which ceased operations in late November 2013.

As a result of a change in our reportable segments in 2014, certain reclassifications of 2013 segment information have been made to conform to the 2014 presentation.  These reclassifications include changes to the Appalachian reportable segment and Other and Corporate segment.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

We reported record net income of $115.9 million for the three months ended March 31, 2014 (“2014 Quarter”) compared to $102.9 million for the three months ended March 31, 2013 (“2013 Quarter”).  This increase of $13.0 million was principally due to lower operating expenses during the 2014 Quarter, primarily as a result of increased longwall production and improved recoveries at our Tunnel Ridge mine and the absence of higher cost production at our Pontiki mine.  We also produced a record 10.3 million tons in the 2014 Quarter compared to 9.8 million tons in the 2013 Quarter.  The increase in tons produced resulted from increased production at our Tunnel Ridge mine, increased production in the new Excel No. 4 mining area at our MC Mining mine and improved geological conditions at our Dotiki mine.  Although we had record tons produced, coal sales volumes decreased to 9.5 million tons sold in the 2014 Quarter compared to 9.7 million tons sold in the 2013 Quarter primarily due to weather-related transportation disruptions at our Warrior, Gibson North and Pattiki mines.

	Three Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)		(per ton sold)
Tons sold	9,495	9,698	N/A	N/A
Tons produced	10,253	9,819	N/A	N/A
Coal sales	$525,545	$534,509	$55.35	$55.12
Operating expenses and outside coal purchases	$322,244	$349,177	$33.94	$36.01

Coal sales.  Coal sales for the 2014 Quarter decreased 1.7% to $525.5 million from $534.5 million for the 2013 Quarter.  The decrease of $9.0 million in coal sales reflected the impact of lower tons sold (reducing coal sales by $11.2 million), offset partially by higher average coal sales prices (contributing $2.2 million in additional coal sales).  Average coal sales price increased slightly to $55.35 per ton in the 2014 Quarter as compared to $55.12 per ton sold in the 2013 Quarter, primarily as a result of higher priced coal sales at our Mettiki mine.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases combined decreased 7.7% to $322.2 million for the 2014 Quarter from $349.2 million for the 2013 Quarter, primarily due to the favorable impact of increased lower-cost production at our Tunnel Ridge mine, reduced cost per ton at our Dotiki and MC Mining mines, lower coal sales volumes and the absence of higher cost production at our Pontiki mine discussed above.  On a per ton basis, operating expenses and outside coal purchases decreased 5.7% to $33.94 per ton sold.  Operating expenses were impacted by various factors in addition to the impact of record production volumes.  The most significantly impacted expenses are discussed below:

•                 Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 5.1% to $11.08 per ton in the 2014 Quarter from $11.67 per ton in the 2013 Quarter.  This decrease of $0.59 per ton was primarily attributable to lower labor cost per ton resulting from increased coal production and improved recoveries discussed above;

•                 Workers’ compensation expenses per ton produced decreased 37.5% to $0.45 per ton in the 2014 Quarter from $0.72 per ton in the 2013 Quarter.  The decrease of $0.27 per ton produced resulted primarily from favorable claims trends;

•                 Materials and supplies expenses per ton produced decreased 4.0% to $10.95 per ton in the 2014 Quarter from $11.41 per ton in the 2013 Quarter.  The decrease of $0.46 per ton produced resulted primarily from increased coal production discussed above and a decrease in cost for certain products and services, primarily contract labor used in the mining process (decrease of $0.42 per ton) and roof support expenses per ton (decrease of $0.10 per ton), partially offset by an increase in power and fuel used in the mining process (increase of $0.15 per ton);

•                 Maintenance expenses per ton produced decreased 4.8% to $3.74 per ton in the 2014 Quarter from $3.93 per ton in the 2013 Quarter.  The decrease of $0.19 per ton produced was primarily from the benefits of newer equipment and increased production at our Tunnel Ridge mine and increased coal production and improved recoveries at certain locations as discussed above; and

•                 Contract mining expenses decreased $2.0 million in the 2014 Quarter compared to the 2013 Quarter.  The decrease reflects lower production from a third-party mining operation in our Appalachian region due to reduced metallurgical coal export market opportunities.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, throughput fees received from White Oak and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $10.5 million in the 2014 Quarter from $6.6 million in the 2013 Quarter.  The increase of $3.9 million was primarily due to increased Matrix Design sales and White Oak throughput fees.

General and administrative.  General and administrative expenses for the 2014 Quarter increased to $17.4 million compared to $15.2 million in the 2013 Quarter.  The increase of $2.2 million was primarily due to higher incentive compensation expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $66.8 million for the 2014 Quarter from $64.4 million for the 2013 Quarter.  The increase of $2.4 million was attributable to increased production levels mentioned above, as well as capital expenditures related to production expansion and infrastructure investments at various operations.

Interest expense.  Interest expense, net of capitalized interest, increased to $8.1 million for the 2014 Quarter from $6.6 million for the 2013 Quarter.  The increase of $1.5 million in the 2014 Quarter was principally attributable to lower capitalized interest on our equity investment in White Oak.  Interest payable under our term loan and revolving credit facility is discussed below under “–Debt Obligations.”

Transportation revenues and expenses.  Transportation revenues and expenses were $6.0 million and $6.9 million for the 2014 and 2013 Quarters, respectively.  The decrease of $0.9 million was primarily attributable to decreased tonnage for which we arrange transportation at certain mines, partially offset by an increase in average transportation rates in the 2014 Quarter.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes our equity investments in MAC and White Oak.  For the 2014 Quarter, equity in loss of affiliates was $6.2 million compared to $3.9 million for the 2013 Quarter, which was primarily attributable to losses allocated to us due to our equity investment in White Oak.

Segment Adjusted EBITDA.  Our 2014 Quarter Segment Adjusted EBITDA increased $19.5 million, or 10.4%, to a record $207.9 million from the 2013 Quarter Segment Adjusted EBITDA of $188.4 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$163,649	$167,221	$(3,572)	(2.1)%
Appalachia	48,870	22,957	25,913	(1)
White Oak	(3,997)	(4,292)	295	6.9%
Other and Corporate	(668)	2,465	(3,133)	(1)
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$207,854	$188,351	$19,503	10.4%

Tons sold
Illinois Basin	7,482	7,706	(224)	(2.9)%
Appalachia	2,013	1,783	230	12.9%
White Oak	-	-	-	-
Other and Corporate	-	242	(242)	(1)
Elimination	-	(33)	33	(1)
Total tons sold	9,495	9,698	(203)	(2.1)%

Coal sales
Illinois Basin	$392,254	$400,320	$(8,066)	(2.0)%
Appalachia	133,291	117,744	15,547	13.2%
White Oak	-	-	-	-
Other and Corporate	-	18,522	(18,522)	(1)
Elimination	-	(2,077)	2,077	(1)
Total coal sales	$525,545	$534,509	$(8,964)	(1.7)%

Other sales and operating revenues
Illinois Basin	$986	$1,045	$(59)	(5.6)%
Appalachia	1,151	1,139	12	1.1%
White Oak	3,698	-	3,698	-
Other and Corporate	7,741	7,985	(244)	(3.1)%
Elimination	(3,088)	(3,557)	469	13.2%
Total other sales and operating revenues	$10,488	$6,612	$3,876	58.6%

Segment Adjusted EBITDA Expense
Illinois Basin	$229,591	$234,145	$(4,554)	(1.9)%
Appalachia	85,573	95,925	(10,352)	(10.8)%
White Oak	1,391	101	1,290	(1)
Other and Corporate	8,471	24,366	(15,895)	(65.2)%
Elimination	(3,088)	(5,634)	2,546	45.2%
Total Segment Adjusted EBITDA Expense (3)	$321,938	$348,903	$(26,965)	(7.7)%

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

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of consolidated EBITDA.  In addition, the exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Segment Adjusted EBITDA	$207,854	$188,351

General and administrative	(17,435)	(15,246)
Depreciation, depletion and amortization	(66,841)	(64,382)
Interest expense, net	(7,674)	(6,484)
Income tax benefit	-	698
Net income	$115,904	$102,937

(3)      Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.  Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Segment Adjusted EBITDA Expense	$321,938	$348,903

Outside coal purchases	(2)	(602)
Other income	306	274
Operating expense (excluding depreciation, depletion and amortization)	$322,242	$348,575

Illinois Basin – Segment Adjusted EBITDA decreased 2.1% to $163.6 million in the 2014 Quarter from $167.2 million in the 2013 Quarter.  The decrease of $3.6 million was primarily attributable to decreased tons sold, which decreased 2.9% to 7.5 million tons in the 2014 Quarter.  Coal sales decreased 2.0% to $392.3 million in the 2014 Quarter compared to $400.3 million in the 2013 Quarter. The decrease of $8.1 million reflects decreased tons sold from our Warrior, Gibson North and Pattiki mines due to weather-related transportation disruptions, partially offset by increased coal production at our Dotiki mine related to improved geological conditions.  Total Segment Adjusted EBITDA Expense for the 2014 Quarter decreased 1.9% to $229.6 million from $234.1 million in the 2013 Quarter, primarily due to lower tons sold for the segment, reduced cost per ton at our Dotiki mine due to improved coal production and lower operating expenses described above under “–Operating expenses and outside coal purchases.”  Although Segment Adjusted EBITDA Expense decreased in the 2014 Quarter, Segment Adjusted EBITDA Expense per ton sold increased $0.30 to $30.68 from $30.38 per ton sold in the 2013 Quarter, primarily as a result of reduced recoveries from our Warrior operation.

Appalachia – Segment Adjusted EBITDA increased to $48.9 million for the 2014 Quarter as compared to $23.0 million in the 2013 Quarter.  This increase of $25.9 million was primarily attributable to increased tons sold, which increased 12.9% to 2.0 million tons in the 2014 Quarter.  Coal sales increased 13.2% to $133.3 million in the 2014 Quarter compared to $117.7 million in the 2013 Quarter.  The increase of $15.5 million was primarily due to increased production at our Tunnel Ridge longwall operation.  Segment Adjusted EBITDA Expense decreased 10.8% to $85.6 million in the 2014 Quarter from $95.9 million in the 2013 Quarter and decreased $11.28 per ton sold to $42.52 from $53.80 per ton sold in the 2013 Quarter, primarily due to improved productivity and geological conditions at our Tunnel Ridge mine and new Excel No. 4 mining area at the MC Mining operation and reduced contract mining expenses at our Mettiki mining complex, partially offset by higher costs per ton at Mettiki due to reduced longwall shifts related to reduced contract shipments.

White Oak – Segment Adjusted EBITDA was $(4.0) million and $(4.3) million, respectively, in the 2014 and 2013 Quarters primarily attributable to losses allocated to us from our equity interest in White Oak, partially offset by increased throughput fee revenues earned from White Oak.

Other and Corporate – Segment Adjusted EBITDA decreased $3.1 million in the 2014 Quarter from the 2013 Quarter.  This decrease was primarily attributable to the cessation of operations at our Pontiki mine in November 2013.  Segment Adjusted EBITDA Expense decreased 65.2% to $8.5 million from $24.4 million in the 2013 Quarter, primarily due to the absence of the cost of production at the Pontiki mine mentioned above.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity and borrowings under credit facilities.  We believe that existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional equity investments, debt payments, commitments and distribution payments.  Our ability to satisfy our obligations and planned expenditures will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond our control.  Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013.

Cash Flows

Cash provided by operating activities was $140.1 million for the 2014 Quarter compared to $199.5 million for the 2013 Quarter.  The decrease in cash provided by operating activities was primarily due to an increase in trade receivables during the 2014 Quarter as compared to a decrease during the 2013 Quarter and increased growth in coal inventory levels, offset partially by higher net income during the 2014 Quarter.

Net cash used in investing activities was $104.6 million for the 2014 Quarter compared to $121.3 million for the 2013 Quarter.  The decrease in cash used in investing activities was primarily attributable to a decrease in the acquisition and funding for development of coal reserves in the 2014 Quarter.

Net cash used in financing activities was $114.7 million for the 2014 Quarter compared to $77.8 million for the 2013 Quarter.  The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2014 Quarter and net payments under our revolving credit facilities during the 2014 Quarter, which is discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures decreased slightly to $69.5 million in the 2014 Quarter from $70.3 million in the 2013 Quarter.

Our anticipated total capital expenditures for the year ending December 31, 2014 are estimated in a range of $320.0 to $350.0 million, which includes expenditures for mine expansion to complete development of our new Gibson South mine, reserve acquisitions related to the White Oak mine development project and infrastructure projects and maintenance capital at various mines.  In addition to these capital expenditures, ARLP continues to anticipate funding approximately $80.0 to $95.0 million of its preferred equity investment commitment to White Oak in 2014.  Management anticipates funding remaining 2014 capital requirements with cash and cash equivalents ($14.4 million as of March 31, 2014), cash flows from operations, borrowings under the revolving credit facility and, if necessary, accessing the debt or equity capital markets.  We will continue to have significant capital requirements over the long-term, which may require us to obtain additional debt or equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility.  On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “Revolving Credit Facility”) of $700.0 million and a term loan (the “Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the “Credit Facility”).  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  We have elected a Eurodollar Rate which, with applicable margin, was 1.81% on borrowings outstanding as of March 31, 2014.  The Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid.  Interest is payable quarterly, with principal of the Term Loan due as follows:  commencing with the quarter ending June 30, 2014 and for each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the Term Loan advances outstanding; and the remaining balance of the Term Loan advances at maturity.  We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change in control” (as defined by the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.

At March 31, 2014, we had borrowings of $215.0 million and $24.2 million of letters of credit outstanding with $460.8 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

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

The Senior Notes, 2008 Senior Notes and the Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, the incurrence of additional indebtedness and liens, the sale of assets, the making of investments, the entry into mergers and consolidations and the entry into transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.17 to 1.0 and 20.4 to 1.0, respectively, for the trailing twelve months ended March 31, 2014.  We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2014.

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  At March 31, 2014, we had $30.7 million in letters of credit outstanding under agreements with these two banks.

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

Please read our Annual Report on Form 10-K for the year ended December 31, 2013, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning related-party transactions.

New Accounting Standards

New Accounting Standards Issued and Not Yet Adopted

            In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  ASU 2014-08 changes the requirements for reporting discontinued operations in Accounting Standards Codification 205, Presentation of Financial Statements, by updating the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  We do not anticipate the adoption of ASU 2014-08 on January 1, 2015 will have a material impact on our consolidated financial statements.

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

Unit Split

On April 28, 2014, we announced a two-for-one split of our common units.  The unit split will take place in the form of a one unit distribution on each unit outstanding, with units to be distributed on June 16, 2014 to unitholders of record as of May 30, 2014.  This unit split will result in the issuance of approximately 37.0 million common units.  Following the unit split, the current quarterly distribution per unit will be reduced by half; for example, the distribution for the quarter ended March 31, 2014 of $1.2225 per unit would become $0.61125 per unit, or an annualized rate of $2.445 per unit.  Also following the unit split, the target threshold for the incentive distribution rights (“IDR”) per unit will be reduced by half and accordingly, the quarterly IDR paid will remain unchanged.

Regulation and Laws

Reference is made to “Item 1. Business – Regulation and Laws – Air Emissions” in the Annual Report on Form 10-K for the year ended December 31, 2013.

On April 29, 2014, the Supreme Court reversed the D.C. Circuit’s ruling vacating the Cross-State Air Pollution Rule (“CSAPR”), upheld the rule, and remanded the case for the D.C. Circuit to resolve the remaining implementation issues consistent with the Supreme Court’s opinion.  The Supreme Court held that the U.S. Environmental Protection Agency’s (“EPA”) allocation of emissions reductions in upwind states permissibly considered the cost-effectiveness of achieving downwind attainment and that EPA has authority under the Federal Clean Air Act (“CAA”) to impose federal implementation plans (“FIPs”) immediately after disapproving individual state implementation plans (“SIPs”).  Because the D.C. Circuit overturned CSAPR on two over-arching issues, the D.C. Circuit must now consider on remand the other issues that it left unaddressed in its first opinion.  Because it is not yet known how the litigation over the remaining issues will be resolved, we cannot reasonably predict what requirements, if any, may be imposed under CSAPR in the future, or their timing.  As a result, the full impact of the Supreme Court’s decision on CSAPR cannot be determined until further action by the D.C. Circuit and implementation of CSAPR or an alternative rule promulgated by EPA. Although EPA cannot implement CSAPR immediately, the rule will likely require retirement of a number of coal-fired electric generating units, rather than retrofitting the units with the necessary emission control technologies, which closures may reduce the demand for coal.

Reference is made to “Item 1. Business – Regulation and Laws – Mine Health and Safety Laws” in the Annual Report on Form 10-K for the year ended December 31, 2013.

On April 23, 2014, the Mine Safety and Health Administration (“MSHA”) published its final rule titled “Lowering Miner’s Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors.”  The rule lowers the permissible level of miners’ exposure to respirable coal mine dust, increases sampling requirements, and requires use of certain technology to provide real-time information about dust levels.  The rule also requires immediate corrective action when a sample finds an excessive concentration of dust.  The rule is being challenged in litigation initiated by the National Mining Association and others.  We are continuing to evaluate the potential impact this rule, if upheld, may have on our results of operations and financial position.

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

Interest Rate Risk

Borrowings under the Credit Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $215.0 million in borrowings under the revolving credit facility and $250.0 million outstanding under the Term Loan at March 31, 2014.  A one percentage point increase in the interest rates related to the revolving credit facility and Term Loan would result in an annualized increase in 2014 interest expense of $4.7 million, based on borrowing levels at March 31, 2014.  With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $8.5 million in the estimated fair value of these borrowings.

As of March 31, 2014, the estimated fair value of the ARLP Debt Arrangements was approximately $845.5 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2014.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.          CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2014.

During the quarterly period ended March 31, 2014, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “may,” “project,” “will,” and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	changes in competition in coal markets and our ability to respond to such changes;
•	changes in coal prices, which could affect our operating results and cash flows;
•	risks associated with the expansion of our operations and properties;
•	legislation, regulations, and court decisions and interpretations thereof, including those relating to the environment, mining, miner health and safety, and health care;
•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	dependence on significant customer contracts, including renewing customer contracts upon expiration of existing contracts;
•	changing global economic conditions or in industries in which our customers operate;
•	liquidity constraints, including those resulting from any future unavailability of financing;
•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
•	customer delays, failure to take coal under contracts or defaults in making payments;
•	adjustments made in price, volume or terms to existing coal supply agreements;
•	fluctuations in coal demand, prices and availability;
•	our productivity levels and margins earned on our coal sales;
•	changes in raw material costs;
•	changes in the availability of skilled labor;
•	our ability to maintain satisfactory relations with our employees;
•	increases in labor costs, adverse changes in work rules, or cash payments or projections associated with post-mine reclamation and workers' compensation claims;
•	increases in transportation costs and risk of transportation delays or interruptions;
•	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
•	risks associated with major mine-related accidents, such as mine fires, or interruptions;
•	results of litigation, including claims not yet asserted;
•	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
•	difficulty in making accurate assumptions and projections regarding pension, black lung benefits and other post-retirement benefit liabilities;
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

PART II

OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” of the Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.       RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 9, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2014 filed in XBRL).

*	Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 9, 2014.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer