Form 10-Q
period 2014-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2014-11-07
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

[   ] Yes   [X] No

As of November 7, 2014, 74,060,634 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

ASSETS	September 30,	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$14,829	$93,654
Trade receivables	175,770	153,662
Other receivables	857	776
Due from affiliates	2,532	1,964
Inventories	67,896	44,214
Advance royalties	10,779	11,454
Prepaid expenses and other assets	2,779	16,186
Total current assets	275,442	321,910

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,771,664	2,645,872
Less accumulated depreciation, depletion and amortization	(1,126,199)	(1,031,493)
Total property, plant and equipment, net	1,645,465	1,614,379

OTHER ASSETS:
Advance royalties	16,312	18,813
Due from affiliate	11,256	11,560
Equity investments in affiliates	201,624	130,410
Other long-term assets	23,503	24,826
Total other assets	252,695	185,609
TOTAL ASSETS	$2,173,602	$2,121,898

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$98,884	$79,371
Due to affiliates	367	290
Accrued taxes other than income taxes	20,355	19,061
Accrued payroll and related expenses	50,231	47,105
Accrued interest	6,021	996
Workers’ compensation and pneumoconiosis benefits	9,287	9,065
Current capital lease obligations	1,305	1,288
Other current liabilities	15,436	18,625
Current maturities, long-term debt	230,000	36,750
Total current liabilities	431,886	212,551

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	527,500	831,250
Pneumoconiosis benefits	52,131	48,455
Accrued pension benefit	16,290	18,182
Workers’ compensation	52,603	54,949
Asset retirement obligations	76,660	80,807
Long-term capital lease obligations	16,005	17,135
Other liabilities	6,031	7,332
Total long-term liabilities	747,220	1,058,110
Total liabilities	1,179,106	1,270,661

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited Partners - Common Unitholders 74,060,634 and 73,926,108 units outstanding, respectively	1,266,269	1,128,519
General Partners’ deficit	(261,845)	(267,563)
Accumulated other comprehensive loss	(9,928)	(9,719)
Total Partners’ Capital	994,496	851,237
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,173,602	$2,121,898

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

SALES AND OPERATING REVENUES:
Coal sales	$548,357	$518,447	$1,649,093	$1,594,530
Transportation revenues	6,001	11,554	17,816	23,459
Other sales and operating revenues	14,970	7,228	43,019	20,866
Total revenues	569,328	537,229	1,709,928	1,638,855

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	349,170	346,045	1,024,305	1,042,057
Transportation expenses	6,001	11,554	17,816	23,459
Outside coal purchases	3	636	7	2,028
General and administrative	16,995	14,893	54,201	46,736
Depreciation, depletion and amortization	69,646	66,099	203,539	198,688
Total operating expenses	441,815	439,227	1,299,868	1,312,968

INCOME FROM OPERATIONS	127,513	98,002	410,060	325,887

Interest expense (net of interest capitalized for the three months ended September 30, 2013 of $2,816 and the nine months ended September 30, 2014 and 2013 of $833 and $8,220, respectively)	(8,584)	(6,168)	(25,395)	(19,004)
Interest income	432	252	1,238	564
Equity in income (loss) of affiliates, net	68	(5,990)	(13,546)	(15,556)
Other income	549	372	1,178	999
INCOME BEFORE INCOME TAXES	119,978	86,468	373,535	292,890

INCOME TAX BENEFIT	—	(718)	—	(1,307)

NET INCOME	$119,978	$87,186	$373,535	$294,197

GENERAL PARTNERS’ INTEREST IN NET INCOME	$35,316	$31,052	$103,465	$91,414

LIMITED PARTNERS’ INTEREST IN NET INCOME	$84,662	$56,134	$270,070	$202,783

BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT (Note 7)	$1.13	$0.75	$3.59	$2.71

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.625	$0.57625	$1.835	$1.695

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	74,060,634	73,926,108	74,038,952	73,897,062

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

NET INCOME	$119,978	$87,186	$373,535	$294,197

OTHER COMPREHENSIVE (LOSS)/INCOME:

Defined benefit pension plan:
Amortization of actuarial loss (1)	193	557	580	1,675
Total defined benefit pension plan adjustments	193	557	580	1,675

Pneumoconiosis benefits:
Amortization of actuarial (gain)/loss (1)	(263)	168	(789)	503
Total pneumoconiosis benefits adjustments	(263)	168	(789)	503

OTHER COMPREHENSIVE (LOSS)/INCOME	(70)	725	(209)	2,178

TOTAL COMPREHENSIVE INCOME	$119,908	$87,911	$373,326	$296,375

(1)          Amortization of actuarial (gain)/loss is included in the computation of net periodic benefit cost (see Notes 8 and 10 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$586,393	$550,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(233,659)	(242,653)
Changes in accounts payable and accrued liabilities	145	(354)
Proceeds from sale of property, plant and equipment	272	124
Proceeds from insurance settlement for property, plant and equipment	4,512	-
Purchases of equity investments in affiliate	(85,250)	(47,500)
Payments to affiliate for acquisition and development of coal reserves	(1,401)	(21,318)
Advances/loans to affiliate	-	(7,500)
Net cash used in investing activities	(315,381)	(319,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under term loan	(12,500)	-
Borrowings under revolving credit facilities	221,800	211,000
Payments under revolving credit facilities	(301,800)	(216,000)
Payment on long-term debt	(18,000)	(18,000)
Payments on capital lease obligations	(1,113)	(886)
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(2,991)	(3,015)
Cash contributions by General Partners	111	114
Distributions paid to Partners	(235,344)	(213,809)
Net cash used in financing activities	(349,837)	(240,596)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(78,825)	(9,412)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	93,654	28,283

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,829	$18,871

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,381	$21,638

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$18,069	$20,618
Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$8,417	$8,583
Disposition of property, plant and equipment:
Net change in assets	$846	$-
Book value of liabilities transferred	(5,246)	-
Gain recognized	$(4,400)	$-

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2014 and December 31, 2013, the results of our operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and the cash flows for the nine months ended September 30, 2014 and 2013.  All of our intercompany transactions and accounts have been eliminated.

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

On June 16, 2014, we completed a two-for-one split of our common units, whereby holders of record as of May 30, 2014 received a one unit distribution on each unit outstanding on that date.  The unit split resulted in the issuance of 37,030,317 common units.  All references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give effect for this unit split for all periods presented.  Also, ARLP’s partnership agreement was amended effective June 16, 2014, to reduce by half the target thresholds for the incentive distribution rights per unit.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted.  We do not anticipate the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At September 30, 2014 and December 31, 2013, the estimated fair value of our long-term debt, including current maturities, was approximately $776.1 million and $884.8 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Note 5). The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

5.                                    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013

Revolving Credit facility	$170,000	$250,000
Senior notes	-	18,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000
Term loan	237,500	250,000
	757,500	868,000
Less current maturities	(230,000)	(36,750)
Total long-term debt	$527,500	$831,250

Our Intermediate Partnership has $205.0 million in Series A and $145.0 million in Series B senior notes (collectively, the “2008 Senior Notes”), a $700.0 million revolving credit facility (“Revolving Credit Facility”) and a $237.5 million term loan (“Term Loan”) (collectively, with the 2008 Senior Notes and the Revolving Credit Facility, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership.  At September 30, 2014, current maturities include Series A Senior notes, due in June 2015, and a portion of the Term Loan.  The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.97 to 1.0 and 22.9 to 1.0, respectively, for the trailing twelve months ended September 30, 2014.  We were in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2014.

At September 30, 2014, we had borrowings of $170.0 million and $5.4 million of letters of credit outstanding with $524.6 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

6.                                    WHITE OAK TRANSACTIONS

On September 22, 2011 (the “Transaction Date”), we entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation.  The initial longwall system commenced operation in late October 2014.  The transactions with White Oak feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a construction loan.  Our initial investment funding to White Oak at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and we have funded White Oak $303.3 million between the Transaction Date and September 30, 2014.  We expect to fund a total of approximately $395.5 million to $435.5 million from the Transaction Date through December 31, 2015, which includes the funding made to White Oak through September 30, 2014 discussed above.  We will continue to assess and provide funding, as needed, to White Oak after December 31, 2015.  We expect to fund additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity.  On the Transaction Date, we also entered into a coal handling and preparation agreement, pursuant to which we constructed and are operating a preparation plant and other surface facilities.  The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, Alliance WOR Properties, LLC (“WOR Properties”) acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons have been developed for mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where our White County Coal, LLC’s Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.  Between the Transaction Date and December 31, 2012, WOR Properties provided $51.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  During the twelve months ended December 31, 2013, WOR Properties acquired from White Oak, for $25.3 million cash paid at various closings, an additional 90.1 million tons of reserves.  During the nine months ended September 30, 2014, WOR Properties acquired from White Oak, for $1.4 million cash paid at closing, an additional 5.1 million tons of reserves.  Of the additional tons acquired in 2013 and the nine months ended September 30, 2014, 48.5 million tons have been developed for mining by White Oak.  At September 30, 2014, WOR Properties had provided $112.1 million to acquire a total of 300.1 million tons of coal reserves and fund the development of the acquired reserves.  WOR Properties has a remaining commitment of $27.9 million for additional coal reserve acquisitions.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, our subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), made an initial equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  WOR Processing purchased $129.3 million of additional Series A Units between the Transaction Date and December 31, 2013, and fulfilled WOR Processing’s minimum equity investment commitment of $150.0 million.  During the nine months ended September 30, 2014, WOR Processing purchased $85.3 million of additional Series A Units, bringing our total investment in Series A Units to $250.3 million at September 30, 2014.

WOR Processing’s ownership and member’s voting interest in White Oak at September 30, 2014 were 37.5% based upon currently outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series A and B Units, is held by other investors and members of White Oak management.

We continually review all rights provided to WOR Processing and us by various agreements with White Oak and continue to conclude that all such rights are protective or participating in nature and do not provide WOR Processing or us the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  As such, we recognize WOR Processing’s interest in White Oak as an equity investment in affiliate in our consolidated balance sheets.  As of September 30, 2014, WOR Processing had invested $250.3 million in Series A Units of White Oak equity, which represents our current maximum exposure to loss as a result of our equity investment in White Oak exclusive of capitalized interest.  White Oak has made no distributions to us.

We record WOR Processing’s equity in income or losses of affiliates under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the preferences to which WOR Processing is entitled to distributions.  We were allocated $39,000 of losses for the three months ended September 30, 2014 due primarily to losses incurred by White Oak offset in part by the impact of changes in allocations of equity income or losses resulting from the purchase of Series A Units during the period by another White Oak owner concurrent with the continued purchase of Series A Units by WOR Processing.  Series A Unit purchases impact the future preferred distributions allocable to each owner and the ongoing allocation of income and losses for GAAP purposes under the HLBV method.  For the three months ended September 30, 2013, we were allocated losses of $6.2 million.  For the nine months ended September 30, 2014 and 2013, we were allocated losses of $13.8 million and $16.3 million, respectively.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1.  WOR Processing earned throughput fees of $2.7 million and $10.1 million, for the three and nine months ended September 30, 2014, respectively, and $0.6 million for each of the three and nine months ended September 30, 2013, from White Oak for processing and loading coal through the facilities.  Throughput fees earned from White Oak are included in the other sales and operating revenues line item within our condensed consolidated statements of income.

In addition, the Intermediate Partnership agreed to loan $10.5 million to White Oak for the construction of various assets on the surface property, including a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years, with repayment scheduled to begin in 2015.  White Oak had borrowed the entire amount available under the Construction Loan as of September 30, 2014.

7.                                    NET INCOME PER LIMITED PARTNER UNIT

We apply the provisions of FASB ASC 260, Earnings Per Share, which requires the two-class method in calculating basic and diluted earnings per unit (“EPU”).  Net income is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter. Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.1375 per unit, 25% of the amount we distribute in excess of $0.15625 per unit, and 50% of the amount we distribute in excess of $0.1875 per unit.  Our partnership agreement contractually limits our distributions to available cash; therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder.  In addition, outstanding awards under our Long-Term Incentive Plan (“LTIP”) and phantom units in notional accounts under our Supplemental Executive Retirement Plan (“SERP”) and the MGP Amended and Restated Deferred Compensation Plan for Directors (“Deferred Compensation Plan”) include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities.  As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.  The following is a reconciliation of net income used for calculating basic earnings per unit and the weighted average units used in computing EPU for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$119,978	$87,186	$373,535	$294,197
Adjustments:
Managing general partner’s priority distributions	(33,588)	(29,906)	(97,954)	(87,275)
General partners’ 2% equity ownership	(1,728)	(1,146)	(5,511)	(4,139)

Limited partners’ interest in net income	84,662	56,134	270,070	202,783

Less:
Distributions to participating securities	(751)	(597)	(2,188)	(1,749)
Undistributed earnings attributable to participating securities	(585)	(167)	(2,027)	(1,012)

Net income available to limited partners	$83,326	$55,370	$265,855	$200,022

Weighted average limited partner units outstanding – basic and diluted	74,061	73,926	74,039	73,897

Basic and diluted net income per limited partner unit (1)	$1.13	$0.75	$3.59	$2.71

(1)   Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive.  For the three and nine months ended September 30, 2014 and 2013, the combined total of LTIP, SERP and Deferred Compensation Plan units of 843,976, 710,518, 776,094 and 656,628 respectively, were considered anti-dilutive under the treasury stock method.

8.                                    WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Beginning balance	$61,515	$80,630	$62,909	$77,046
Accruals increase	1,291	452	8,755	8,399
Payments	(2,667)	(2,553)	(8,194)	(8,156)
Interest accretion	646	621	1,939	1,861
Valuation gain (1)	-	-	(4,624)	-
Ending balance	$60,785	$79,150	$60,785	$79,150

(1)      Our liability for the estimated present value of current workers' compensation benefits is based on our actuarial estimates.  Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  We conducted a mid-year review of our actuarial assumptions which resulted in a valuation gain in June 2014 primarily attributable to favorable changes in claims development, offset partially by a decrease in the discount rate used to calculate the estimated present value of future obligations from 4.11% at December 31, 2013 to 3.67% at June 30, 2014.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Service cost	$857	$953	$2,571	$2,858
Interest cost	566	563	1,697	1,690
Amortization of net (gain)/loss (1)	(263)	168	(789)	503
Net periodic benefit cost	$1,160	$1,684	$3,479	$5,051

(1)      Amortization of net (gain)/loss is included in the operating expenses line item within our condensed consolidated statements of income.

9.                                    COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of our managing general partner and its affiliates who perform services for us.  The LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to review and approval of the compensation committee of the MGP board of directors (the “Compensation Committee”).  On January 22, 2014, the Compensation Committee determined that the vesting requirements for the 2011 grants of 202,742 restricted units (which is net of 14,090 forfeitures) had been satisfied as of January 1, 2014.  As a result of this vesting, on February 14, 2014, we issued 128,610 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the LTIP participants.  On January 22, 2014, the Compensation Committee authorized additional grants of up to 370,410 restricted units, of which 356,154 were granted during the nine months ended September 30, 2014 and will vest on January 1, 2017, subject to satisfaction of certain financial tests.  The fair value of these 2014 grants is equal to the intrinsic value at the date of grant, which was $40.72 per unit.  LTIP expense was $2.5 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $7.1 million and $5.4 million for the nine months ended September 30, 2014 and 2013, respectively.  After consideration of the January 1, 2014 vesting and subsequent issuance of 128,610 common units, approximately 3.9 million units remain available under the LTIP for issuance in the future, assuming all grants issued in 2012, 2013 and 2014 currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

As of September 30, 2014, there was $15.1 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.4 years.  As of September 30, 2014, the intrinsic value of the non-vested LTIP grants was $36.3 million.  As of September 30, 2014, the total obligation associated with the LTIP was $15.4 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

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

For the nine months ended September 30, 2014 and 2013, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 15,860 and 21,670 phantom units, respectively, and the fair value of these phantom units was $44.47 per unit and $34.16 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plan expense was approximately $0.3 million for each of the three months ended September 30, 2014 and 2013, and $0.9 million for each of the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, there were 357,264 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $15.3 million.  As of September 30, 2014, the total obligation associated with the SERP and Deferred Compensation Plan was $12.0 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.  On February 14, 2014, we issued 5,916 ARLP common units to directors under the Deferred Compensation Plan.

10.                            COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Service cost	$543	$674	$1,630	$2,108
Interest cost	1,019	929	3,056	2,710
Expected return on plan assets	(1,368)	(930)	(4,106)	(3,094)
Amortization of net loss (1)	193	557	580	1,675
Net periodic benefit cost	$387	$1,230	$1,160	$3,399

(1)          Amortization of net loss is included in the operating expenses line item within our condensed consolidated statements of income.

We previously disclosed in our financial statements for the year ended December 31, 2013 that we expected to contribute $3.6 million to the Pension Plan in 2014.  During the nine months ended September 30, 2014, we made contribution payments of $0.8 million to the Pension Plan for the 2013 plan year and $1.7 million for the 2014 plan year.  On October 15, 2014, we made a contribution payment of $0.2 million for the 2014 plan year.

On August 8, 2014, new federal legislation extending the Moving Ahead for Progress in the 21st Century Act was passed, which includes a provision aimed at stabilizing the interest rates used to calculate pension plan liabilities for pension funding purposes.  We anticipate that as a result of this new legislation, we will not make any further contributions during 2014 beyond the $2.7 million noted above.

11.                            SEGMENT INFORMATION

We operate in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users.  We aggregate multiple operating segments into four reportable segments: the Illinois Basin, Appalachia, White Oak and Other and Corporate.  The first two reportable segments correspond to major coal producing regions in the eastern U.S.  Similar economic characteristics for our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The White Oak reportable segment includes our activities associated with the White Oak longwall Mine No. 1, which commenced initial longwall operation in late October 2014.

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

The Other and Corporate segment includes marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the “Matrix Group”), ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in Mid-America Carbonates, LLC, certain activities of Alliance Resource Properties, the Pontiki Coal, LLC mining complex (“Pontiki”), which ceased operations in November 2013 and sold most of its assets in May 2014, and Wildcat Insurance, LLC.

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

Reportable segment results as of and for the three and nine months ended September 30, 2014 and 2013 are presented below.

	Illinois Basin	Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results for the three months ended September 30, 2014 were as follows:

Total revenues (2)	$392,401	$167,391	$3,583	$7,730	$(1,777)	$569,328
Segment Adjusted EBITDA Expense (3)	245,481	95,956	2,144	6,820	(1,777)	348,624
Segment Adjusted EBITDA (4)(5)	143,854	68,501	1,401	1,015	-	214,771
Capital expenditures (7)	62,583	13,371	247	2,880	-	79,081

Reportable segment results for the three months ended September 30, 2013 were as follows:

Total revenues (2)	$405,597	$111,789	$566	$23,530	$(4,253)	$537,229
Segment Adjusted EBITDA Expense (3)	239,962	89,578	546	20,476	(4,253)	346,309
Segment Adjusted EBITDA (4)(5)	156,790	19,504	(6,190)	3,272	-	173,376
Capital expenditures (7)	58,569	14,528	6,632	2,352	-	82,081

Reportable segment results as of and for the nine months ended September 30, 2014 were as follows:

Total revenues (2)	$1,213,426	$468,671	$11,451	$23,660	$(7,280)	$1,709,928
Segment Adjusted EBITDA Expense (3)	731,014	275,446	5,160	18,794	(7,280)	1,023,134
Segment Adjusted EBITDA (4)(5)	473,362	184,460	(7,511)	5,121	-	655,432
Total assets (6)	1,136,731	591,516	390,013	56,742	(1,400)	2,173,602
Capital expenditures (7)	180,458	42,040	2,426	10,136	-	235,060

Reportable segment results as of and for the nine months ended September 30, 2013 were as follows:

Total revenues (2)	$1,210,806	$367,733	$566	$74,559	$(14,809)	$1,638,855
Segment Adjusted EBITDA Expense (3)	707,810	282,056	1,074	66,955	(14,809)	1,043,086
Segment Adjusted EBITDA (4)(5)	488,634	76,581	(16,777)	8,316	-	556,754
Total assets (6)	1,064,268	605,759	306,002	71,484	(865)	2,046,648
Capital expenditures (7)	163,595	58,947	35,502	5,927	-	263,971

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Segment Adjusted EBITDA Expense	$348,624	$346,309	$1,023,134	$1,043,086
Outside coal purchases	(3)	(636)	(7)	(2,028)
Other income	549	372	1,178	999
Operating expenses (excluding depreciation, depletion and amortization)	$349,170	$346,045	$1,024,305	$1,042,057

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Consolidated Segment Adjusted EBITDA	$214,771	$173,376	$655,432	$556,754
General and administrative	(16,995)	(14,893)	(54,201)	(46,736)
Depreciation, depletion and amortization	(69,646)	(66,099)	(203,539)	(198,688)
Interest expense, net	(8,152)	(5,916)	(24,157)	(18,440)
Income tax benefit	-	718	-	1,307
Net income	$119,978	$87,186	$373,535	$294,197

(5)

Segment Adjusted EBITDA attributable to the White Oak segment includes equity in income (loss) of affiliates for the three and nine months ended September 30, 2014 of $39,000 and $(13.8) million, respectively, and $0.2 million and $0.3 million, respectively, included in the Other and Corporate segment.  Segment Adjusted EBITDA includes equity in income (loss) of affiliates for the three and nine months ended September 30, 2013 of $(6.2) million and $(16.3) million, respectively, included in the White Oak segment and $0.1 million and $0.7 million, respectively, included in the Other and Corporate segment.

(6)

Total assets for the White Oak and Other and Corporate segments include investments in affiliate of $200.1 million and $1.5 million, respectively, at September 30, 2014 and $122.7 million and $1.6 million, respectively, at September 30, 2013.

(7)

Capital expenditures shown above include funding to White Oak of $1.4 million for the nine months ended September 30, 2014, no funding for the three months ended September 30, 2014 and $2.5 million and $21.3 million of funding, respectively, for the three and nine months ended September 30, 2013, for the acquisition and development of coal reserves from White Oak (Note 6), which is described as “Payments to affiliate for acquisition and development of coal reserves” in our condensed consolidated statements of cash flow.

12.                            SUBSEQUENT EVENTS

On October 27, 2014, we declared a quarterly distribution for the quarter ended September 30, 2014, of $0.6375 per unit, on all common units outstanding, totaling approximately $81.8 million (which includes our managing general partner’s incentive distributions), payable on November 14, 2014 to all unitholders of record as of November 7, 2014.

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

•                References to “AGP” mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P.

Summary

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  We operate ten underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia and we operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  The development of an additional mine (the “Gibson South mine”) at our southern Indiana Gibson County Coal, LLC mining complex (“Gibson County Coal”) continues and includes incidental production which began in April 2014.  Also, we own a preferred equity interest and are making additional equity investments in White Oak Resources LLC (“White Oak”), we own and are purchasing additional coal reserves under lease-back arrangements with White Oak, and have constructed and are operating surface facilities at White Oak’s new longwall mining complex in southern Illinois.  White Oak’s initial longwall system commenced operation in late October 2014.

We have four reportable segments: Illinois Basin, Appalachia, White Oak and Other and Corporate.  The first two reportable segments correspond to major coal producing regions in the eastern U.S.  Factors similarly affecting financial performance of our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The White Oak segment includes our activities associated with the White Oak longwall Mine No. 1 in southern Illinois more fully described below.

•                 Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex (“Dotiki”), Gibson County Coal, which includes the Gibson North mine and Gibson South mine, Hopkins County Coal, LLC mining complex (“Hopkins”), which includes the Elk Creek mine and the Fies property, White County Coal, LLC’s Pattiki mining complex (“Pattiki”), Warrior Coal, LLC’s mining complex (“Warrior”), Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain undeveloped coal reserves, River View Coal, LLC’s mining complex (“River View”), CR Services, LLC, and certain properties of Alliance Resource Properties, LLC

(“Alliance Resource Properties”), ARP Sebree, LLC and ARP Sebree South, LLC.  The development of the Gibson South mine continues and includes incidental production which began in April 2014.  The Sebree and Fies properties are held by us for future mine development.

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

•     White Oak reportable segment is comprised of two operating segments, Alliance WOR Properties, LLC (“WOR Properties”) and Alliance WOR Processing, LLC (“WOR Processing”).  WOR Properties owns coal reserves acquired from White Oak, and is committed to acquiring additional reserves from White Oak, under lease-back arrangements.  WOR Properties has also provided certain funding to White Oak for development of these reserves.  WOR Processing includes both the surface operations at White Oak and the equity investments we are making in White Oak.  The White Oak reportable segment also includes a loan to White Oak from our Intermediate Partnership to construct certain surface facilities. For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 6. White Oak Transactions” of this Quarterly Report on Form 10-Q.

•      Other and Corporate segment includes marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC, ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, our equity investment in Mid-America Carbonates, LLC (“MAC”), certain activities of Alliance Resource Properties, the Pontiki Coal, LLC mining complex (“Pontiki”), which ceased operations in November 2013 and sold most of its assets in May 2014, and Wildcat Insurance, LLC (“Wildcat Insurance”), which was established in September 2014 to assist the ARLP Partnership with its insurance requirements.

As a result of a change in our reportable segments in 2014, certain reclassifications of 2013 segment information have been made to conform to the 2014 presentation.  These reclassifications include changes to the Appalachian reportable segment and Other and Corporate segment.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

We reported net income of $120.0 million for the three months ended September 30, 2014 (“2014 Quarter”) compared to $87.2 million for the three months ended September 30, 2013 (“2013 Quarter”). The increase of $32.8 million was principally due to increased sales and production volumes, which rose to 9.8 million tons sold and 10.2 million tons produced in the 2014 Quarter compared to 9.5 million tons sold and 9.7 million tons produced in the 2013 Quarter.  The increase in tons sold and produced resulted from increased volumes at our Tunnel Ridge, Onton and MC Mining mines, new development coal production at our Gibson South mine and strong sales performance at our Dotiki mine.  Net income was also favorably impacted by a $1.26 increase in average coal sales price per ton sold to $55.81 per ton sold in the 2014 Quarter compared to $54.55 per ton sold in the 2013 Quarter.  Higher operating expenses during the 2014 Quarter primarily resulted from increased sales and production volumes, which particularly impacted sales-related expenses, materials and supplies expenses, labor-related expenses and maintenance costs compared to the 2013 Quarter.  Increases in operating expenses were partially offset by higher costs in the 2013 Quarter related to costs associated with an adverse geological event at the Onton mine.

	Three Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(per ton sold)
Tons sold	9,825	9,504	N/A	N/A
Tons produced	10,219	9,682	N/A	N/A
Coal sales	$548,357	$518,447	$55.81	$54.55
Operating expenses and outside coal purchases	$349,173	$346,681	$35.54	$36.48

Coal sales.  Coal sales for the 2014 Quarter increased 5.8% to $548.4 million from $518.4 million for the 2013 Quarter.  The increase of $30.0 million in coal sales reflected the benefit of increased tons sold (contributing $17.6 million in additional coal sales) and higher average coal sales prices (contributing $12.4 million in coal sales).  Average coal sales prices in the 2014 Quarter increased to $55.81 compared to $54.55 per ton in the 2013 Quarter, primarily as a result of higher-priced coal sales at our Mettiki and Tunnel Ridge mines and higher-priced coal sales from development production at our Gibson South mine.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases combined increased slightly to $349.2 million for the 2014 Quarter from $346.7 million for the 2013 Quarter, primarily due to increased coal sales and production volumes.  On a per ton basis, operating expenses and outside coal purchases decreased 2.6% to $35.54 per ton sold primarily due to the favorable impact of increased lower-cost production at our Tunnel Ridge mine, strong production performance at the MC Mining mine, improved production and operating conditions at our Onton mine and the absence of higher cost production at our Pontiki mine, which was closed in late 2013.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                 Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 1.8% to $11.70 per ton in the 2014 Quarter from $11.92 per ton in the 2013 Quarter.  This decrease of $0.22 per ton was primarily attributable to lower labor and benefit costs per ton resulting from increased production discussed above and lower medical expenses at our Mettiki mine, partially offset by higher labor cost per ton resulting from decreased coal recoveries at our Warrior and Gibson North mines, higher labor and benefit costs per ton during the development phase of our Gibson South mine and higher medical expense at certain Illinois Basin mines;

•                 Material and supplies expenses per ton produced were $11.96 for the 2014 and 2013 Quarters.  Material and supplies expenses remained unchanged on a per ton basis due to the increase in cost of certain products and services, primarily roof support (increase of $0.13 per ton), various preparation plant expenses (increase of $0.11 per ton) and other outside services used in the mining process (increase of $0.09 per ton), offset by the decrease in cost of certain products and services, primarily attributable to safety-related expenses (decrease of $0.36 per ton) and contract labor used in the mining process (decrease of $0.08 per ton).  Lower safety-related materials and supplies in the 2014 Quarter resulted from the absence of higher costs associated with the adverse geological event at our Onton mine which occurred in the 2013 Quarter;

•                 Maintenance expenses per ton produced increased 1.8% to $4.00 per ton in the 2014 Quarter from $3.93 per ton in the 2013 Quarter.  The increase of $0.07 per ton produced was primarily due to higher cost production during the development phase of our Gibson South mine, partially offset by increased production at certain locations as discussed above and the absence of higher cost production at our Pontiki mine;

•                 Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.22 per produced ton sold in the 2014 Quarter compared to the 2013 Quarter primarily as a result of increased sales and production from certain mines in states with higher severance tax rates; and

•                 Operating expenses for the 2014 Quarter were also favorably impacted by the absence of $3.8 million of asset retirements which occurred in the 2013 Quarter resulting from the adverse geological event at our Onton mine.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, throughput fees received from White Oak and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $15.0 million in the 2014 Quarter from $7.2 million in the 2013 Quarter.  The increase of $7.8 million was primarily due to increased White Oak throughput fees, payments in lieu of shipments received from a customer in the 2014 Quarter related to an Appalachian coal sales contract and increased Matrix Design sales.

General and administrative.  General and administrative expenses for the 2014 Quarter increased to $17.0 million compared to $14.9 million in the 2013 Quarter.  The increase of $2.1 million was primarily due to increased incentive compensation expense and other professional services.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $69.6 million for the 2014 Quarter from $66.1 million for the 2013 Quarter.  The increase of $3.5 million was primarily attributable to increased production volumes mentioned above, as well as capital expenditures related to production expansion and infrastructure investments at various operations.

Interest expense.  Interest expense, net of capitalized interest, increased to $8.6 million for the 2014 Quarter from $6.2 million for the 2013 Quarter.  The increase of $2.4 million was principally attributable to decreased capitalized interest on our equity investment in White Oak and increased borrowings under our revolving credit facilities during the 2014 Quarter.  This increase was partially offset by principal repayments, made during 2014, of $12.5 million and $18.0 million on our term loan and original senior notes issued in 1999, respectively.  Interest payable under our senior notes, term loan and revolving credit facilities is discussed below under “–Debt Obligations.”

Equity in income (loss) of affiliates, net.  Equity in income (loss) of affiliates, net includes our equity investments in MAC and White Oak.  For the 2014 Quarter, we recognized net equity in income of affiliates of $0.1 million compared to net equity in loss of affiliates of $6.0 million for the 2013 Quarter.  The change in net equity in earnings of affiliates is primarily related to our equity investment in White Oak and the impact of changes in allocations of equity income or losses resulting from equity contributions during the 2014 Quarter by another White Oak owner, partially offset by increased losses incurred by White Oak during the 2014 Quarter.  Equity contributions impact the future preferred distributions allocable to each owner and the ongoing allocation of income and losses for generally accepted accounting principles (“GAAP”) purposes.

Transportation revenues and expenses.  Transportation revenues and expenses were $6.0 million and $11.6 million for the 2014 and 2013 Quarters, respectively.  The decrease of $5.6 million was primarily attributable to a decrease in average transportation rates reflecting the absence of export sales from our Warrior mine in the 2014 Quarter compared to the 2013 Quarter.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Segment Adjusted EBITDA.  Our 2014 Quarter Segment Adjusted EBITDA increased $41.4 million, or 23.9%, to $214.8 million from the 2013 Quarter Segment Adjusted EBITDA of $173.4 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended September 30,
	2014	2013	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$143,854	$156,790	$(12,936)	(8.3)%
Appalachia (4)	68,501	19,504	48,997	(1)
White Oak	1,401	(6,190)	7,591	(1)
Other and Corporate (4)	1,015	3,272	(2,257)	(69.0)%
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$214,771	$173,376	$41,395	23.9%

Tons sold
Illinois Basin	7,361	7,598	(237)	(3.1)%
Appalachia (4)	2,464	1,724	740	42.9%
White Oak	-	-	-	-
Other and Corporate (4)	-	206	(206)	(1)
Elimination	-	(24)	24	(1)
Total tons sold	9,825	9,504	321	3.4%

Coal sales
Illinois Basin	$388,802	$396,056	$(7,254)	(1.8)%
Appalachia (4)	159,555	108,077	51,478	47.6%
White Oak	-	-	-	-
Other and Corporate (4)	-	15,821	(15,821)	(1)
Elimination	-	(1,507)	1,507	(1)
Total coal sales	$548,357	$518,447	$29,910	5.8%

Other sales and operating revenues
Illinois Basin	$533	$696	$(163)	(23.4)%
Appalachia (4)	4,902	1,005	3,897	(1)
White Oak	3,584	566	3,018	(1)
Other and Corporate (4)	7,728	7,707	21	0.3%
Elimination	(1,777)	(2,746)	969	35.3%
Total other sales and operating revenues	$14,970	$7,228	$7,742	(1)

Segment Adjusted EBITDA Expense
Illinois Basin	$245,481	$239,962	$5,519	2.3%
Appalachia (4)	95,956	89,578	6,378	7.1%
White Oak	2,144	546	1,598	(1)
Other and Corporate (4)	6,820	20,476	(13,656)	(66.7)%
Elimination	(1,777)	(4,253)	2,476	58.2%
Total Segment Adjusted EBITDA Expense (3)	$348,624	$346,309	$2,315	0.7%

(1)  Percentage change was greater than or equal to 100%.

(2) Segment Adjusted EBITDA (a non-GAAP financial measure), is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2014	2013

Segment Adjusted EBITDA	$214,771	$173,376

General and administrative	(16,995)	(14,893)
Depreciation, depletion and amortization	(69,646)	(66,099)
Interest expense, net	(8,152)	(5,916)
Income tax benefit	-	718
Net income	$119,978	$87,186

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2014	2013

Segment Adjusted EBITDA Expense	$348,624	$346,309

Outside coal purchases	(3)	(636)
Other income	549	372
Operating expenses (excluding depreciation, depletion and amortization)	$349,170	$346,045

(4)  In 2014, we realigned our segment presentation.  The Appalachia segment is now comprised of the MC Mining, Mettiki and Tunnel Ridge mines.  Results for the Pontiki mine, which ceased operations in November 2013, are now reflected in the Other and Corporate segment. Reclassifications of the 2013 segment information have been made to the Appalachia and Other and Corporate segments above to conform to the 2014 presentation.

Illinois Basin – Segment Adjusted EBITDA decreased 8.3% to $143.9 million in the 2014 Quarter from $156.8 million in the 2013 Quarter.  The decrease of $12.9 million was primarily attributable to fewer tons sold which decreased 3.1% to 7.4 million tons in the 2014 Quarter.  Coal sales decreased 1.8% to $388.8 million compared to $396.1 million in the 2013 Quarter.  The decrease of $7.3 million reflects decreased tons produced and sold from our Warrior, Hopkins, River View and Gibson North mines as a result of difficult mining conditions, offset partially by improved production and operating conditions at our Onton mine, new development coal production from our  Gibson South mine, which began in April 2014, and higher average coal sales price of $52.82 per ton sold during the 2014 Quarter compared to $52.13 per ton sold in the 2013 Quarter resulting primarily from higher-priced coal sales from the new development coal production at our Gibson South mine.  Segment Adjusted EBITDA Expense increased 2.3% to $245.5 million in the 2014 Quarter from $240.0 million in the 2013 Quarter and increased $1.77 per ton sold to $33.35 from $31.58 per ton sold in the 2013 Quarter, primarily due to lower recoveries at our Warrior mine as it continues to transition into a new mining area, difficult mining conditions at our Gibson North, Pattiki and Hopkins mines, increased inventory costs and higher cost development production at our new Gibson South mine, as well as certain cost increases described above under “–Operating expenses and outside coal purchases.”

Appalachia – Segment Adjusted EBITDA increased to $68.5 million for the 2014 Quarter from $19.5 million in the 2013 Quarter.  The increase of $49.0 million was primarily attributable to higher tons sold, which increased 42.9% to 2.5 million tons sold in the 2014 Quarter, as well as a higher average coal sales price of $64.76 per ton sold during the 2014 Quarter compared to $62.69 per ton sold in the 2013 Quarter.  Coal sales increased 47.6% to $159.6 million compared to $108.1 million in the 2013 Quarter.  The increase of $51.5 million was primarily due to increased production at our Tunnel Ridge and MC Mining mines.  Segment Adjusted EBITDA also benefited from increased other sales and operating revenues due to payments in lieu of shipments received from a customer in the 2014 Quarter.  Segment Adjusted EBITDA Expense increased 7.1% to $96.0 million in the 2014 Quarter from $89.6 million in the 2013 Quarter, primarily due to increased production discussed above.  Although Segment Adjusted EBITDA Expense increased for the 2014 Quarter, Segment Adjusted EBITDA Expense per ton decreased $13.02 per ton sold to $38.94 per ton sold compared to $51.96 per ton sold in the 2013 Quarter, primarily due to improved productivity and geological conditions at our Tunnel Ridge mine and new Excel No. 4 mining area at the MC Mining operation, lower inventory costs and reduced contract mining and lower medical expenses at our Mettiki mine.

White Oak – Segment Adjusted EBITDA was $1.4 million and $(6.2) million in the 2014 and 2013 Quarters, respectively, primarily attributable to income and losses allocated to us due to our equity interest in White Oak.  Our equity in income (loss) of affiliates from White Oak for the 2014 Quarter was favorably impacted by reduced allocation of losses to us as a result of equity contributions by another White Oak owner as discussed above.  We also received revenues for surface facility services of $3.6 million and $0.6 million for the 2014 and 2013 Quarters, respectively.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 6. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA decreased $2.3 million in the 2014 Quarter from the 2013 Quarter and Segment Adjusted EBITDA Expense decreased 66.7% to $6.8 million for the 2014 Quarter compared to $20.5 million for the 2013 Quarter.  These decreases were primarily attributable to the absence of production and sales at our Pontiki mine reflecting its closure in late 2013 and sale of assets in May 2014 as discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

We reported net income of $373.5 million for the nine months ended September 30, 2014 (“2014 Period”) compared to $294.2 million for the nine months ended September 30, 2013 (“2013 Period”).  The increase of $79.3 million was principally due to increased sales from low-cost production at our Tunnel Ridge mine in addition to record coal sales and production volumes, which rose to 29.7 million tons sold and 30.2 million tons produced in the 2014 Period compared to 29.0 million tons sold and 29.6 million tons produced in the 2013 Period.  The increase in tons sold and produced resulted primarily from increased production as a result of improved mining conditions at our Tunnel Ridge, MC Mining, Onton and Dotiki mines and the start-up of coal production at our Gibson South mine.  Lower operating expenses during the 2014 Period resulted primarily from reduced expenses per ton at our Tunnel Ridge, MC Mining and Dotiki mines, in addition to a significant increase in sales of lower cost production from Tunnel Ridge, insurance proceeds received in the 2014 Period related to the previously mentioned adverse geological event at our Onton mine which also increased operating expenses in the 2013 Period, the idling of a higher cost third-party mining operation at our Mettiki mine and the absence of higher cost production at our Pontiki mine, which was closed in late 2013.

	Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(per ton sold)
Tons sold	29,682	29,019	N/A	N/A
Tons produced	30,233	29,621	N/A	N/A
Coal sales	$1,649,093	$1,594,530	$55.56	$54.95
Operating expenses and outside coal purchases	$1,024,312	$1,044,085	$34.51	$35.98

Coal sales.  Coal sales for the 2014 Period increased 3.4% to $1.65 billion from $1.59 billion for the 2013 Period.  The increase of $54.6 million in coal sales reflected the benefit of record tons sold (contributing $36.5 million in additional coal sales) and higher average coal sales prices (contributing $18.1 million in additional coal sales).  Average coal sales prices increased $0.61 per ton sold to $55.56 per ton in the 2014 Period as compared to $54.95 per ton sold in the 2013 Period, primarily as a result of increased contract pricing at our Mettiki mine, an increase of higher-priced coal sales at our Tunnel Ridge mine and the addition of higher-priced coal sales at our new Gibson South mine, offset partially by the absence of higher-priced Pontiki sales in the 2014 Period.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased a combined 1.9% to $1.02 billion for the 2014 Period from $1.04 billion for the 2013 Period.  On a per ton basis, operating expenses and outside coal purchases decreased 4.1% to $34.51 per ton sold in the 2014 Period, primarily due to increased lower-cost production at our Tunnel Ridge mine, strong production performance at our MC Mining and Dotiki mines, improved production and operating conditions at our Onton mine and the absence of higher cost production at our Pontiki mine discussed above.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                 Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 1.5% to $11.51 per ton in the 2014 Period from $11.69 per ton in the 2013 Period.  This decrease of $0.18 per ton was primarily attributable to lower labor cost per ton resulting from increased production discussed above, lower medical expenses at the Mettiki mine and the absence of higher cost per ton labor and benefits at our Pontiki mine;

•               Workers’ compensation expenses per ton produced decreased to $0.37 per ton in the 2014 Period from $0.61 per ton in the 2013 Period.  The decrease of $0.24 per ton produced resulted primarily from favorable claim trends;

•                 Material and supplies expenses per ton produced decreased 0.8% to $11.54 per ton in the 2014 Period from $11.63 per ton in the 2013 Period.  The decrease of $0.09 per ton produced resulted primarily from the benefits of increased production discussed above and a decrease in certain products and services, primarily contract labor used in the mining process (decrease of $0.22 per ton), safety-related expenses (decrease of $0.14 per ton) and lower longwall subsidence expense (decrease of $0.08 per ton), partially offset by increases in certain products and services, primarily ventilation-related materials and supplies (increase of $0.11 per ton), various preparation plant expenses (increase of $0.09 per ton) and power and fuel used in the mining process (increase of $0.11 per ton).  Lower safety-related materials and supplies in the 2014 Period resulted from the absence of higher costs associated with the adverse geological event at our Onton mine which occurred in the 2013 Period;

•                Contract mining expenses decreased $4.8 million for the 2014 Period compared to the 2013 Period.  The decrease reflects lower production from a third-party mining operation at our Mettiki mine complex due to reduced metallurgical coal export market opportunities;

•               Outside coal purchases decreased $2.0 million in the 2014 Period.  The decrease was primarily attributable to reduced coal brokerage activity and less coal purchased for sale into the metallurgical coal export markets;

•                Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) increased $0.10 per produced ton sold in the 2014 Period compared to the 2013 Period primarily as a result of increased sales and production from certain mines in states with higher severance tax rates;

•               Operating expenses also benefited in the 2014 Period due to a gain of $4.4 million recognized on the sale of Pontiki’s assets.  In May 2014, Pontiki completed the sale of most of its assets, including certain coal reserves, mining equipment and infrastructure and surface facilities;

•                Operating expenses benefited from insurance proceeds of $7.0 million received in the 2014 Period related to claims from the adverse geological event at the Onton mine in the 2013 Period; and

•                Operating expenses for the 2014 Period were also favorably impacted by the absence of $3.8 million of asset retirements which occurred in the 2013 Period resulting from the Onton mine’s previously mentioned adverse geological event.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, throughput fees received from White Oak and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $43.0 million for the 2014 Period from $20.9 million for the 2013 Period.  The increase of $22.1 million was primarily due to increased White Oak throughput fees, payments in lieu of shipments received from a customer in the 2014 Period related to an Appalachian coal sales contract and increased Matrix Design sales.

General and administrative.  General and administrative expenses for the 2014 Period increased to $54.2 million compared to $46.7 million in the 2013 Period.  The increase of $7.5 million was primarily due to increased incentive compensation expense and other professional services.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $203.5 million for the 2014 Period from $198.7 million for the 2013 Period.  The increase of $4.8 million was primarily attributable to record production volumes mentioned above, as well as capital expenditures related to production expansion and infrastructure investments at various operations.

Interest expense.  Interest expense, net of capitalized interest, increased to $25.4 million for the 2014 Period from $19.0 million for the 2013 Period.  The increase of $6.4 million was principally attributable to decreased capitalized interest on our equity investment in White Oak and increased borrowings under our revolving credit facilities during the 2014 Period, partially offset by decreased interest resulting from principal repayments, made during 2014, of $12.5 million and $18.0 million on our term loan and original senior notes issued in 1999, respectively.  Interest payable under our senior notes, term loan and revolving credit facilities is discussed in more detail below under “–Debt Obligations.”

Equity in income (loss) of affiliates, net.  Equity in income (loss) of affiliates, net includes our equity investments in MAC and White Oak.  For the 2014 Period, net equity in loss of affiliates was $13.5 million compared to $15.6 million for the 2013 Period.  The decrease in net equity in loss of affiliates is primarily related to our equity investment in White Oak and the impact of changes in allocations of equity income or losses resulting from equity contributions during the 2014 Period by another White Oak owner, partially offset by increased losses incurred by White Oak during the 2014 Period.  Equity contributions impact the future preferred distributions allocable to each owner and the ongoing allocation of income and losses for GAAP purposes.

Transportation revenues and expenses.  Transportation revenues and expenses were $17.8 million and $23.5 million for the 2014 and 2013 Periods, respectively.  The decrease of $5.7 million was primarily attributable to a decrease in average transportation rates reflecting the absence of export sales to a certain customer from our Warrior mine in the 2014 Period compared to the 2013 Period, as well as decreased tonnage for which we arranged transportation at certain other mines in the 2014 Period.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Segment Adjusted EBITDA.  Our 2014 Period Segment Adjusted EBITDA increased $98.7 million, or 17.7%, to $655.4 million from the 2013 Period Segment Adjusted EBITDA of $556.8 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Nine Months Ended September 30,
	2014	2013	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$473,362	$488,634	$(15,272)	(3.1)%
Appalachia (4)	184,460	76,581	107,879	(1)
White Oak	(7,511)	(16,777)	9,266	55.2%
Other and Corporate (4)	5,121	8,316	(3,195)	(38.4)%
Elimination	-	-	-	-
Total Segment Adjusted EBITDA (2)	$655,432	$556,754	$98,678	17.7%

Tons sold
Illinois Basin	22,857	22,851	6	-
Appalachia (4)	6,825	5,598	1,227	21.9%
White Oak	-	-	-	-
Other and Corporate (4)	-	643	(643)	(1)
Elimination	-	(73)	73	(1)
Total tons sold	29,682	29,019	663	2.3%

Coal sales
Illinois Basin	$1,201,980	$1,193,740	$8,240	0.7%
Appalachia (4)	446,953	355,509	91,444	25.7%
White Oak	-	-	-	-
Other and Corporate (4)	160	49,873	(49,713)	(99.7)%
Elimination	-	(4,592)	4,592	(1)
Total coal sales	$1,649,093	$1,594,530	$54,563	3.4%

Other sales and operating revenues
Illinois Basin	$2,396	$2,704	$(308)	(11.4)%
Appalachia (4)	12,953	3,128	9,825	(1)
White Oak	11,451	566	10,885	(1)
Other and Corporate (4)	23,499	24,685	(1,186)	(4.8)%
Elimination	(7,280)	(10,217)	2,937	28.7%
Total other sales and operating revenues	$43,019	$20,866	$22,153	(1)

Segment Adjusted EBITDA Expense
Illinois Basin	$731,014	$707,810	$23,204	3.3%
Appalachia (4)	275,446	282,056	(6,610)	(2.3)%
White Oak	5,160	1,074	4,086	(1)
Other and Corporate (4)	18,794	66,955	(48,161)	(71.9)%
Elimination	(7,280)	(14,809)	7,529	50.8%
Total Segment Adjusted EBITDA Expense (3)	$1,023,134	$1,043,086	$(19,952)	(1.9)%

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Nine Months Ended
	September 30,
	2014	2013

Segment Adjusted EBITDA	$655,432	$556,754

General and administrative	(54,201)	(46,736)
Depreciation, depletion and amortization	(203,539)	(198,688)
Interest expense, net	(24,157)	(18,440)
Income tax benefit	-	1,307
Net income	$373,535	$294,197

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Nine Months Ended
	September 30,
	2014	2013

Segment Adjusted EBITDA Expense	$1,023,134	$1,043,086

Outside coal purchases	(7)	(2,028)
Other income	1,178	999
Operating expenses (excluding depreciation, depletion and amortization)	$1,024,305	$1,042,057

(4)  In 2014, we realigned our segment presentation.  The Appalachia segment is now comprised of the MC Mining, Mettiki and Tunnel Ridge mines.  Results for the Pontiki mine, which ceased operations in November 2013, are now reflected in the Other and Corporate segment. Reclassifications of the 2013 segment information have been made to the Appalachia and Other and Corporate segments above to conform to the 2014 presentation.

Illinois Basin – Segment Adjusted EBITDA decreased 3.1% to $473.4 million for the 2014 Period from $488.6 million for the 2013 Period.  The decrease of $15.2 million was primarily attributable to decreased coal recoveries at our Warrior mine as it continues to transition into a new mining area and increased expenses per ton at our Pattiki and Hopkins mines due to difficult mining conditions, partially offset by improved sales and production from our Dotiki mine and improved production and operating conditions at our Onton mine.  The 2014 Period benefited from a higher average coal sales price which increased slightly to $52.59 per ton sold compared to $52.24 for the 2013 Period.  Coal sales increased to $1.20 billion in the 2014 Period compared to $1.19 billion in the 2013 Period.  The increase of $8.2 million primarily reflects increased tons sold from our Dotiki mine and higher-priced coal sales from start-up production at the Gibson South mine, partially offset by reduced tons sold at our Warrior and Hopkins mines.  Segment Adjusted EBITDA Expense increased 3.3% to $731.0 million in the 2014 Period from $707.8 million in the 2013 Period and increased $1.00 per ton sold to $31.98 from $30.98 per ton sold in the 2013 Period primarily as a result of difficult mining conditions and lower recoveries discussed above.  The increase in Segment Adjusted EBITDA Expense was partially offset by insurance proceeds received in the 2014 Period related to the impact of the adverse geological event at our Onton mine in the 2013 Period mentioned above, as well as certain other cost decreases discussed above under “–Operating expenses and outside coal purchases.”

Appalachia – Segment Adjusted EBITDA increased to $184.5 million for the 2014 Period as compared to $76.6 million for the 2013 Period.  The increase of $107.9 million was primarily attributable to increased tons sold, which increased 21.9% to 6.8 million tons in the 2014 Period compared to 5.6 million tons in the 2013 Period, as well as a higher average coal sales price of $65.49 per ton sold during the 2014 Period compared to $63.51 per ton sold in the 2013 Period.  Coal sales increased 25.7% to $447.0 million in the 2014 Period compared to $355.5 million in the 2013 Period.  The increase of $91.5 million was primarily due to increased production at our Tunnel Ridge and MC Mining operations and higher contract coal sales prices at our Mettiki mine.  Segment Adjusted EBITDA also benefited from increased other sales and operating revenues due to payments in lieu of shipments received from a customer in the 2014 Period.  Segment Adjusted EBITDA Expense decreased 2.3% to $275.4 million in the 2014 Period from $282.1 million in the 2013 Period and decreased $10.03 per ton sold to $40.36 from $50.39 per ton sold in the 2013 Period, primarily due to improved productivity and geological conditions at our Tunnel Ridge mine and new Excel No. 4 mining area at the MC Mining operation, reduced contract mining expenses and lower employee benefit cost at our Mettiki mining complex, and lower workers’ compensation expense across the region, as well as certain other cost decreases discussed above under “–Operating expenses and outside coal purchases.”

White Oak – Segment Adjusted EBITDA was $(7.5) million and $(16.8) million in the 2014 and 2013 Periods, respectively, primarily attributable to losses allocated to us due to our equity interest in White Oak.  We were allocated $13.8 million and $16.3 million in losses for the 2014 and 2013 Period, respectively.  Segment Adjusted EBITDA for the 2014 Period was favorably impacted by reduced allocation of losses to us as a result of equity contributions made by another White Oak owner as discussed above under “–Equity in income (loss) of affiliates, net.” We also received revenues for surface facility services of $11.3 million and $0.6 million for the 2014 and 2013 Periods, respectively.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 6. White Oak Transactions” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA decreased $3.2 million in the 2014 Period from the 2013 Period and Segment Adjusted EBITDA Expense decreased 71.9% to $18.8 million for the 2014 Period.  These decreases were primarily attributable to the absence of production and sales in the 2014 Period from our Pontiki mine discussed above.

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

Cash Flows

Cash provided by operating activities was $586.4 million for the 2014 Period compared to $550.4 million for the 2013 Period.  The increase in cash provided by operating activities was primarily due to higher net income and an increase in accounts payable during the 2014 Period, partially offset by an increase in trade receivables during the 2014 Period as compared to a decrease during the 2013 Period and a decrease in accrued payroll and related benefits in the 2014 Period.

Net cash used in investing activities was $315.4 million for the 2014 Period compared to $319.2 million for the 2013 Period.  The decrease in cash used in investing activities was primarily attributable to a decrease in the acquisition and funding for development of coal reserves in the 2014 Period, lower capital expenditures for mine infrastructure and equipment at various mines, particularly at our Gibson South and Tunnel Ridge mines, and proceeds from insurance for property, plant and equipment related to claims from the adverse geological event at the Onton mine in the 2013 Period.  These decreases were offset by an increase in funding of the White Oak equity investment during the 2014 Period.

Net cash used in financing activities was $349.8 million for the 2014 Period compared to $240.6 million for the 2013 Period.  The increase in cash used in financing activities was primarily attributable to increased distributions paid to partners in the 2014 Period, as well as net payments under our revolving credit facilities during the 2014 Period and payments under our term loan in the 2014 Period, which are discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures decreased slightly to $233.7 million in the 2014 Period from $242.7 million in the 2013 Period.

Our anticipated total capital expenditures for the year ending December 31, 2014 are estimated in a range of $320.0 million to $350.0 million, which includes expenditures for mine expansion to complete development of our new Gibson South mine, reserve acquisitions related to the White Oak mine and infrastructure projects and maintenance capital at various mines.  In addition to these capital expenditures, ARLP anticipates funding a total of approximately $100.0 million to $115.0 million of its preferred equity investment commitment to White Oak in 2014.  Management anticipates funding remaining 2014 capital requirements with cash and cash equivalents ($14.8 million as of September 30, 2014), cash flows from operations, borrowings under the revolving credit facility as discussed below and, if necessary, accessing the debt or equity capital markets.  We will continue to have significant capital requirements over the long-term, which may require us to obtain additional debt or equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility.  On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “Revolving Credit Facility”) of $700.0 million and a term loan (the “Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the “Credit Facility”).  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  We have elected a Eurodollar Rate which, with applicable margin, was 1.81% on borrowings outstanding as of September 30, 2014.  The Credit Facility matures May 23, 2017, at which time all amounts outstanding are required to be repaid.  Interest is payable quarterly, with principal of the Term Loan due as follows: quarterly principal payments commenced with the second quarter of 2014 and continue each quarter thereafter ending on March 31, 2016, an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the Term Loan advances outstanding; and the remaining balance of the Term Loan advances at maturity.  In June 2014, we began making the quarterly principal payments on the Term Loan, leaving a balance of $237.5 million at September 30, 2014.  We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change in control” (as defined by the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.

At September 30, 2014, we had borrowings of $170.0 million and $5.4 million of letters of credit outstanding with $524.6 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

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

The 2008 Senior Notes and the Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.97 to 1.0 and 22.9 to 1.0, respectively, for the trailing twelve months ended September 30, 2014.  We were in compliance with the covenants of the ARLP Debt Arrangements as of September 30, 2014.

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  At September 30, 2014, we had $30.7 million in letters of credit outstanding under agreements with these two banks.

Related-Party Transactions

We have continuing related-party transactions with our managing general partner, AHGP and SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, mineral and equipment leases with SGP and its affiliates, and agreements relating to the use of aircraft.  We also have ongoing transactions with White Oak to support their longwall mining operation.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted.  We do not anticipate the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

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

Unit Split

On June 16, 2014, we completed a two-for-one split of our common units, whereby holders of record as of May 30, 2014 received a one unit distribution on each unit outstanding on that date.  The unit split resulted in the issuance of 37,030,317 common units.  All references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give effect for this unit split for all periods presented.  Also, ARLP’s partnership agreement was amended effective June 16, 2014, to reduce by half the target thresholds for the incentive distribution rights per unit.

Regulation and Laws

Reference is made to “Item 1. Business – Regulation and Laws – Air Emissions” in our Annual Report on Form 10-K for the year ended December 31, 2013.

On April 29, 2014, the Supreme Court reversed the D.C. Circuit’s ruling vacating the Cross-State Air Pollution Rule (“CSAPR”), upheld the rule, and remanded the case for the D.C. Circuit to resolve the remaining implementation issues consistent with the Supreme Court’s opinion.  The Supreme Court held that the U.S. Environmental Protection Agency’s (“EPA”) allocation of emissions reductions in upwind states permissibly considered the cost-effectiveness of achieving downwind attainment and that EPA has authority under the Federal Clean Air Act (“CAA”) to impose federal implementation plans (“FIPs”) immediately after disapproving individual state implementation plans (“SIPs”).  Because the D.C. Circuit overturned CSAPR on two over-arching issues, the D.C. Circuit must now consider on remand the other issues that it left unaddressed in its first opinion.  On June 26, 2014, the U.S. government filed a motion with the D.C. Circuit to lift the stay of CSAPR.  On October 23, 2014, the court granted EPA’s request to lift the stay.  However, the order was unclear as to whether it also granted EPA’s request to toll the compliance deadline for three years.  Because it is not yet known how the litigation over CSAPR will be resolved or when compliance will be required, we cannot reasonably predict what requirements, if any, may be imposed under CSAPR in the future, or their timing.  As a result, the full impact of the Supreme Court’s decision on CSAPR cannot be determined until further action by the D.C. Circuit and implementation of CSAPR or an alternative rule promulgated by EPA.  However, the rule will likely, if implemented, require retirement of a number of coal-fired electric generating units, rather than retrofitting the units with the necessary emission control technologies, which closures may reduce the demand for coal.

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

Insurance

Effective October 1, 2014, we renewed our annual property and casualty insurance program.  Our property insurance was procured from our new wholly-owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market at a reduced cost.  The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 90 or 120 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

Interest Rate Risk

Borrowings under the Credit Facility are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $170.0 million in borrowings under the Revolving Credit Facility and $237.5 million outstanding under the Term Loan at September 30, 2014.  A one percentage point increase in the interest rates related to the Revolving Credit Facility and Term Loan would result in an annualized increase in 2014 interest expense of $4.1 million, based on interest rate and borrowing levels at September 30, 2014.  With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $6.7 million in the estimated fair value of these borrowings.

As of September 30, 2014, the estimated fair value of the ARLP Debt Arrangements was approximately $776.1 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2014.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.          CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2014.

During the quarterly period ended September 30, 2014, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                increases in labor costs, adverse changes in work rules, or cash payments or projections associated with post-mine reclamation and workers′ compensation claims;

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 7, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 7, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 7, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 7, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2014 filed in XBRL).

*       Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 7, 2014.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer