Form 10-Q
period 2015-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2015-05-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

[   ] Yes   [X] No

As of May 8, 2015, 74,188,784 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

ASSETS	March 31,	December 31,
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$26,395	$24,601
Trade receivables	178,477	184,187
Other receivables	485	1,025
Due from affiliates	7,649	7,221
Inventories	114,643	83,155
Advance royalties	9,440	9,416
Prepaid expenses and other assets	20,398	31,283
Total current assets	357,487	340,888

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,889,878	2,815,620
Less accumulated depreciation, depletion and amortization	(1,219,592)	(1,150,414)
Total property, plant and equipment, net	1,670,286	1,665,206

OTHER ASSETS:
Advance royalties	28,257	15,895
Due from affiliate	11,020	11,047
Equity investments in affiliates	232,049	224,611
Other long-term assets	31,827	27,412
Total other assets	303,153	278,965
TOTAL ASSETS	$2,330,926	$2,285,059

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$95,236	$85,843
Due to affiliates	239	370
Accrued taxes other than income taxes	21,289	19,426
Accrued payroll and related expenses	38,758	57,656
Accrued interest	6,028	318
Workers’ compensation and pneumoconiosis benefits	8,868	8,868
Current capital lease obligations	1,299	1,305
Other current liabilities	13,153	17,109
Current maturities, long-term debt	230,000	230,000
Total current liabilities	414,870	420,895

LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	615,000	591,250
Pneumoconiosis benefits	56,304	55,278
Accrued pension benefit	39,772	40,105
Workers’ compensation	50,438	49,797
Asset retirement obligations	93,972	91,085
Long-term capital lease obligations	15,287	15,624
Other liabilities	6,852	5,978
Total long-term liabilities	877,625	849,117
Total liabilities	1,292,495	1,270,012

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Alliance Resource Partners, L.P. (“ARLP”) Partners’ Capital:
Limited Partners - Common Unitholders 74,188,784 and 74,060,634 units outstanding, respectively	1,331,350	1,310,517
General Partners’ deficit	(258,586)	(260,088)
Accumulated other comprehensive loss	(35,118)	(35,847)
Total ARLP Partners’ Capital	1,037,646	1,014,582
Noncontrolling interest	785	465
Total Partners’ Capital	1,038,431	1,015,047
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,330,926	$2,285,059

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

SALES AND OPERATING REVENUES:
Coal sales	$517,739	$525,545
Transportation revenues	7,148	6,005
Other sales and operating revenues	35,529	10,488
Total revenues	560,416	542,038

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	334,362	322,242
Transportation expenses	7,148	6,005
Outside coal purchases	322	2
General and administrative	16,846	17,435
Depreciation, depletion and amortization	78,268	66,841
Total operating expenses	436,946	412,525

INCOME FROM OPERATIONS	123,470	129,513

Interest expense (net of interest capitalized for the three months ended March 31, 2015 and 2014 of $212 and $772, respectively)	(7,968)	(8,063)
Interest income	531	389
Equity in loss of affiliates, net	(9,686)	(6,241)
Other income	118	306
INCOME BEFORE INCOME TAXES	106,465	115,904

INCOME TAX BENEFIT	(2)	—

NET INCOME	106,467	115,904
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	13	—

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. (“NET INCOME OF ARLP”)	$106,480	$115,904

GENERAL PARTNERS’ INTEREST IN NET INCOME OF ARLP	$36,883	$33,368

LIMITED PARTNERS’ INTEREST IN NET INCOME OF ARLP	$69,597	$82,536

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 10)	$0.92	$1.10

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.65	$0.59875

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING - BASIC AND DILUTED	74,130,405	73,994,866

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

NET INCOME	$106,467	$115,904

OTHER COMPREHENSIVE INCOME/(LOSS):

Defined benefit pension plan:
Amortization of net actuarial loss (1)	842	225
Total defined benefit pension plan adjustments	842	225

Pneumoconiosis benefits:
Amortization of net actuarial gain (1)	(113)	(263)
Total pneumoconiosis benefits adjustments	(113)	(263)

OTHER COMPREHENSIVE INCOME/(LOSS)	729	(38)

COMPREHENSIVE INCOME	107,196	115,866

Less: Comprehensive loss attributable to noncontrolling interest	13	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$107,209	$115,866

(1)          Amortization of net actuarial (gain)/loss is included in the computation of net periodic benefit cost (see Notes 11 and 13 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$161,622	$140,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(50,330)	(69,463)
Changes in accounts payable and accrued liabilities	659	(3,745)
Proceeds from sale of property, plant and equipment	299	—
Purchases of equity investments in affiliates	(18,804)	(30,000)
Payments for acquisitions of businesses, net of cash acquired (Note 4)	(28,078)	—
Payments to affiliate for acquisition and development of coal reserves	—	(1,401)
Other	1,807	—
Net cash used in investing activities	(94,447)	(104,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(6,250)	—
Borrowings under revolving credit facilities	95,000	82,800
Payments under revolving credit facilities	(65,000)	(117,800)
Payments on capital lease obligations	(343)	(358)
Contribution to consolidated company from affiliate noncontrolling interest	333	—
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(2,719)	(2,991)
Cash contributions by General Partners	95	111
Distributions paid to Partners	(84,356)	(76,510)
Other	(2,141)	—
Net cash used in financing activities	(65,381)	(114,748)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,794	(79,258)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,601	93,654

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,395	$14,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,137	$3,255

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$16,313	$14,179
Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$7,389	$8,417
Acquisition of businesses:
Fair value of assets assumed	$36,272	$—
Cash paid	(28,078)	—
Fair value of liabilities assumed	$8,194	$—

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

•      References to “Alliance Coal” mean Alliance Coal, LLC, the holding company for the substantial majority of the operations of Alliance Resource Operating Partners, L.P., also referred to as our primary operating subsidiary.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2015 and December 31, 2014 and the results of our operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014.  All of our intercompany transactions and accounts have been eliminated.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results for a full year.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

2.                                    NEW ACCOUNTING STANDARDS

New Accounting Standard Issued and Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  ASU 2014-08 changes the requirements for reporting discontinued operations in Accounting Standards Codification 205, Presentation of Financial Statements, by updating the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operations.  ASU 2014-08 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The adoption of ASU 2014-08 did not have a material impact on our condensed consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is currently not permitted.  In April 2015, the FASB issued a Proposed Accounting Standards Update that would defer the effective date of ASU 2014-09 by one year.  We are currently evaluating the effect of adopting ASU 2014-09.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (“ASU 2015-02”).  ASU 2015-02 changes the requirements and analysis required when determining the reporting entity’s need to consolidate an entity, including modifying the evaluation of limited partnership variable interest status, presumption that a general partner should consolidate a limited partnership and the consolidation criterion applied by a reporting entity involved with variable interest entities.  ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and shall be applied retrospectively to each period presented.  Early adoption is permitted.  We are currently evaluating the effect of adopting ASU 2015-02.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (“ASU 2015-03”).  ASU 2015-03 changes the classification and presentation of debt issuance costs by requiring debt issuance costs to be reported as a direct deduction from the face amount of the debt liability rather than an asset.  Amortization of the costs is reported as interest expense.  The amendment does not affect the current guidance on the recognition and measurement of debt issuance costs.  ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and shall be applied retrospectively to each period presented.  We do not anticipate the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“ASU 2015-06”).  ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner.  Earnings per unit of the limited partners would not change as a result of the dropdown transaction.  ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and shall be applied retrospectively to each period presented.  Early adoption is permitted.  We are currently evaluating the effect of adopting ASU 2015-06.

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

On the Initial Closing Date, our subsidiary, Alliance Coal acquired the rights to certain coal supply agreements from an affiliate of Patriot for approximately $21.0 million.  Of the $21.0 million purchase price, $9.3 million was paid into escrow subject to obtaining certain consents.  In February 2015, $7.5 million of the escrowed amount was released to Patriot for a consent received and $1.8 million was returned to Alliance Coal as a result of a consent not received, reducing our purchase price to $19.2 million.  The acquired agreements provide for delivery of a total of approximately 5.1 million tons of coal from 2015 through 2017.

On February 3, 2015 (the “Acquisition Date”), Alliance Coal and Alliance Resource Properties acquired from Patriot an estimated 84.1 million tons of proven and probable high-sulfur coal reserves in western Kentucky (substantially all of which was leased by Patriot), and substantially all of Dodge Hill’s assets related to its former coal mining operation in western Kentucky, which principally included underground mining equipment and an estimated 43.2 million tons of non-reserve coal deposits (substantially all of which was leased by Dodge Hill). In addition, we assumed Dodge Hill’s reclamation liabilities totaling $2.3 million.  Also on the Acquisition Date, the Intermediate Partnership’s newly formed subsidiaries, UC Mining, LLC and UC Processing, LLC, acquired certain underground mining equipment and spare parts inventory from Patriot’s former Highland mining operation.

The mining and reserve assets acquired from Patriot described above are located in Union and Henderson Counties, Kentucky.  The mining equipment, spare parts and underground infrastructure that we acquired from Patriot will be dispersed to our existing operations in the Illinois Basin region in accordance with their highest and best use.  Our purchase price of $19.2 million and $20.5 million paid on the Initial Closing Date and the Acquisition Date, respectively, described above was financed using existing cash on hand.  In addition, our purchase price was increased by $7.8 million as a result of cash paid prior to the Acquisition Date related to the transaction as well as an agreement to pay additional consideration as discussed below.  As we have no intentions of operating the former Dodge Hill mining complex as a business and only acquired certain assets of Highland, we believe unaudited pro forma information of revenue and earnings is not meaningful as it relates to the acquisition of Patriot assets described above and furthermore not materially different than revenue and earnings as presented in our condensed consolidated statements of income.  The primary ongoing benefit derived from the transaction relates to the coal supply agreements acquired, which would have permitted the sale of 0.8 million tons at average pricing of $46.67 per ton sold during the three months ended March 31, 2014 based on the contract price and sales volumes, if we had owned the contracts during that period.

In conjunction with our acquisitions on the Acquisition Date, WKY CoalPlay, LLC (“WKY CoalPlay”), a related party, acquired approximately 39.1 million tons of proven and probable high-sulfur owned coal reserves located in Henderson and Union Counties, Kentucky from Central States Coal Reserves of Kentucky, LLC (“Central States”), a subsidiary of Patriot, for $25.0 million and in turn leased those reserves to us.  In February 2015, we paid $2.1 million to WKY CoalPlay for the initial annual minimum royalty payment (Note 9).

The following table summarizes the consideration paid by us to Patriot on the Initial Closing Date and the Acquisition Date and the preliminary fair value allocation of assets acquired and liabilities assumed as valued at the Acquisition Date, incorporating fair value adjustments made subsequent to the Acquisition Date (in thousands):

Estimated consideration transferred	$47,514

Recognized amounts of net tangible and intangible assets acquired and liabilities assumed:

Inventories	3,255
Property, plant and equipment, including mineral rights and leased equipment	26,995
Customer contracts, net	19,193
Other assets	326
Asset retirement obligation	(2,255)

Net tangible and intangible assets acquired	$47,514

Included in estimated consideration transferred above is an agreement to pay an additional $5.7 million related to the acquisition, of which $2.1 million was paid as of March 31, 2015.  Other adjustments to the preliminary fair values resulted from additional information obtained about facts in existence on February 3, 2015.

Intangible assets related to coal supply agreements, represented as “Customer contracts, net” in the table above, will be amortized over the weighted-average term of the contracts on a per unit basis.  We are currently in the process of evaluating the fair values of the assets acquired and liabilities assumed from Patriot.  As a result, the purchase price allocations above are preliminary, pending completion of our final evaluation of all assets acquired and liabilities assumed.

MAC

In March 2006, White County Coal, and Alexander J. House entered into a limited liability company agreement to form Mid-America Carbonates, LLC (“MAC”).  MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust.  White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. Our equity investment in MAC was $1.6 million at December 31, 2014.  Effective on January 1, 2015, we purchased the remaining 50.0% equity interest in MAC from Mr. House for $5.5 million cash paid at closing.  In conjunction with the acquisition, we recorded $4.2 million of goodwill to our Other and Corporate segment (Note 14) and is included in “Other long-term assets” on our condensed consolidated balance sheets.  We will assess our goodwill for impairment at least annually as of November 30.

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At March 31, 2015 and December 31, 2014, the estimated fair value of our long-term debt, including current maturities, was approximately $855.3 million and $833.4 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Note 6). The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

6.                                    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014

Revolving Credit facility	$170,000	$140,000
Series A senior notes	205,000	205,000
Series B senior notes	145,000	145,000
Term loan	225,000	231,250
Securitization facility	100,000	100,000
	845,000	821,250
Less current maturities	(230,000)	(230,000)
Total long-term debt	$615,000	$591,250

Our Intermediate Partnership has $205.0 million in Series A and $145.0 million in Series B senior notes (collectively, the “2008 Senior Notes”), a $700.0 million revolving credit facility (“Revolving Credit Facility”) and a $225.0 million term loan (“Term Loan”) (collectively, with the 2008 Senior Notes and the Revolving Credit Facility, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership.  Our Intermediate Partnership also has a $100.0 million accounts receivable securitization facility (“Securitization Facility”).  At March 31, 2015, current maturities include the Series A senior notes, due in June 2015, and a portion of the Term Loan.  The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.04 to 1.0 and 24.5 to 1.0, respectively, for the trailing twelve months ended March 31, 2015.  We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2015.

At March 31, 2015, we had borrowings of $170.0 million and $5.4 million of letters of credit outstanding with $524.6 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  We incur an annual commitment fee of 0.20% on the undrawn portion of the Revolving Credit Facility.

On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into the Securitization Facility providing additional liquidity and funding.  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The Securitization Facility has an initial term of 364 days, however we have the contractual ability and the intent to extend the term for an additional 364 days.  At March 31, 2015, we had $100.0 million outstanding under the Securitization Facility.  Debt issuance costs were immaterial for this transaction.

7.                                    NONCONTROLLING INTEREST

On November 10, 2014 (the “Cavalier Formation Date”), our wholly owned subsidiary, Alliance Minerals, LLC (“Alliance Minerals”) and Bluegrass Minerals Management, LLC (“Bluegrass Minerals”) entered into a limited liability company agreement (the “Cavalier Agreement”) to form Cavalier Minerals JV, LLC (“Cavalier Minerals”).  Cavalier Minerals was formed to indirectly acquire oil and gas mineral interests through its noncontrolling ownership interest in AllDale Minerals L.P. (“AllDale Minerals”).  Alliance Minerals and Bluegrass Minerals committed funding of $48.0 million and $2.0 million, respectively, to Cavalier Minerals.  Alliance Minerals’ contributions through December 31, 2014 to Cavalier Minerals totaled $11.5 million.  During the three months ended March 31, 2015, Alliance Minerals contributed $8.0 million, bringing our total investment in Cavalier Minerals to $19.5 million at March 31, 2015.  We have a remaining commitment to Cavalier Minerals of $28.5 million at March 31, 2015, which we expect to fund over the next two to four years.  We expect to fund this additional commitment utilizing existing cash balances, future cash flows from operations, borrowings under credit and securitization facilities and cash provided from the issuance of debt or equity.  Bluegrass Minerals, which is owned and controlled by an officer of ARH and is Cavalier Minerals’ managing member, contributed $0.8 million as of March 31, 2015 and has a remaining commitment of $1.2 million.  Cavalier Minerals has committed to provide funding of $49.0 million to AllDale Minerals.  Cavalier Minerals has and will continue to provide funding to AllDale Minerals using contributions from Alliance Minerals and Bluegrass Minerals (Note 8).

In accordance with the Cavalier Agreement, Bluegrass Minerals is entitled to receive an incentive distribution from Cavalier Minerals equal to 25.0% of all distributions (including in liquidation) after return of members’ capital reduced by certain distributions received by Bluegrass Minerals or its owner from AllDale Minerals Management, LLC (“AllDale Minerals Management”) (Note 8).  Alliance Minerals’ ownership interest in Cavalier Minerals at March 31, 2015 was 96.0%.  The remainder of the equity ownership is held by Bluegrass Minerals.  As of March 31, 2015, Cavalier Minerals had not made any distributions to its owners.  We have consolidated Cavalier Minerals’ financial results in accordance with FASB ASC 810, Consolidation.  Based on the guidance in FASB ASC 810, we concluded that Cavalier Minerals is a VIE and we are the primary beneficiary because our consent is required for significant activities of Cavalier Minerals and due to Bluegrass Minerals’ relationship to us as described above.  Bluegrass Minerals equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling ownership interest in our condensed consolidated statements of income.

8.                                    EQUITY INVESTMENTS

White Oak

On September 22, 2011 (the “Transaction Date”), we entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation.  The initial longwall system commenced operation in late October 2014.  The transactions with White Oak feature several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a construction loan.  Our initial investment funding to White Oak at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and we have funded White Oak $330.8 million between the Transaction Date and March 31, 2015.  Our only remaining funding commitment to White Oak is $25.2 million of our $140.0 million commitment for reserve acquisition and leaseback transactions.  We expect to fund any additional commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit and securitization facilities and cash provided from the issuance of debt or equity.  On the Transaction Date, we also entered into a coal handling and preparation agreement, pursuant to which we constructed and are operating a preparation plant and other surface facilities.  The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, Alliance WOR Properties, LLC (“WOR Properties”) acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons have been developed for mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where our White County Coal, LLC’s Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.  Between the Transaction Date and December 31, 2012, WOR Properties provided $51.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  During the year ended December 31, 2013, WOR Properties acquired from White Oak, for $25.3 million cash paid at various closings, an additional 90.1 million tons of reserves.  During the year ended December 31, 2014, WOR Properties acquired from White Oak, for $4.1 million cash paid at various closings, an additional 14.6 million tons of reserves.  Of the additional tons acquired in 2014 and 2013, 53.4 million tons have been developed for mining by White Oak.  No reserve purchases from White Oak were made during the three months ended March 31, 2015.  At March 31, 2015, WOR Properties had provided $114.8 million to acquire a total of 309.6 million tons of coal reserves and fund the development of the acquired reserves.  WOR Properties has a remaining commitment of $25.2 million for additional coal reserve acquisitions.

In conjunction with the Reserve Acquisition and the additional reserve acquisitions discussed above, WOR Properties entered into leases with White Oak, which provide White Oak the rights to develop and mine the acquired reserves.  The leases require, in consideration of the lease-back of the coal reserves and the funding of development of those coal reserves, White Oak to pay WOR Properties earned royalties and, during the period beginning January 1, 2015 and ending December 31, 2034, fully recoupable minimum royalty totaling $2.1 million per month.  The lease terms are through December 31, 2034, subject to certain renewal options for White Oak.  During the three months ended March 31, 2015, we received $4.1 million in minimum royalty payments from White Oak, against which earned royalties are credited.  Unearned minimum royalty payments from White Oak are reflected in the “Other current liabilities” and “Other liabilities” line items in our condensed consolidated balance sheets.  During the three months ended March 31, 2015, we recorded $4.4 million of earned royalties from White Oak in the “Other sales and operating revenues” line item in our condensed consolidated statements of income.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, our subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), made an initial equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  WOR Processing purchased $229.0 million of additional Series A Units between the Transaction Date and December 31, 2014.  During the three months ended March 31, 2015, WOR Processing purchased $10.3 million of additional Series A Units, reaching WOR Processing’s maximum equity investment commitment of $275.0 million in Series A Units at March 31, 2015.  Additional equity investments in Series A Units of $10.3 million were made by another White Oak owner during the three months ended March 31, 2015, bringing the total purchases of Series A Units not acquired by WOR Processing to $50.0 million.

WOR Processing’s ownership and member’s voting interest in White Oak at March 31, 2015 were 40.0% based upon currently outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series A and B Units, is held by other investors and members of White Oak management.

We continually review all rights provided to WOR Processing and us by various agreements with White Oak and continue to conclude that all such rights are protective or participating in nature and do not provide WOR Processing or us the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  As such, we recognize WOR Processing’s interest in White Oak as an equity investment in affiliate in our condensed consolidated balance sheets.  As of March 31, 2015, WOR Processing had invested $275.0 million in Series A Units of White Oak equity, which represents our current maximum exposure to loss as a result of our equity investment in White Oak exclusive of capitalized interest.  White Oak has made no equity distributions to us.

We record WOR Processing’s equity in income or losses of affiliates under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the preferences to which WOR Processing is entitled with respect to distributions.  We were allocated $9.4 million of losses for the three months ended March 31, 2015 due primarily to losses incurred by White Oak.  Allocated losses from White Oak for the three months ended March 31, 2015 were reduced by, and are reflected net of, $2.6 million, due to the impact of purchases of Series A Units during the period by another White Oak owner.  Series A Unit purchases impact the future preferred distributions allocable to each owner and the ongoing allocation of income and losses for GAAP purposes under the HLBV method.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1.  WOR Processing earned fees of $13.9 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively, from White Oak for surface facility services.  Surface facility fees earned from White Oak are included in the other sales and operating revenues line item within our condensed consolidated statements of income.

In addition, the Intermediate Partnership loaned $10.5 million to White Oak for the construction of various assets on the surface property, including a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years.  White Oak began making repayments in January 2015 and made $0.5 million in principal and interest payments during the three months ended March 31, 2015.

AllDale Minerals

On the Cavalier Formation Date, Cavalier Minerals (Note 7) contributed $7.4 million in return for a limited partner interest in AllDale Minerals, an entity created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  Between the Cavalier Formation Date and December 31, 2014, Cavalier Minerals’ contributed $4.2 million to AllDale Minerals.  During the three months ended March 31, 2015, Cavalier Minerals contributed $8.6 million, bringing the total investment in AllDale Minerals to $20.2 million at March 31, 2015.  Cavalier Minerals has a remaining commitment to AllDale Minerals of $28.8 million at March 31, 2015, which it expects to fund over the next two to four years.    We continually review all rights provided to Cavalier Minerals and us by various agreements and continue to conclude all such rights do not provide Cavalier Minerals or us the ability to unilaterally direct any of the activities of AllDale Minerals that most significantly impact its economic performance.  As such, we account for Cavalier Minerals’ ownership interest in the income or loss of AllDale Minerals as equity income or loss in our condensed consolidated statements of income.  We record equity income or loss based on AllDale Minerals’ distribution structure.  Cavalier Minerals’ limited partner interest in AllDale Minerals was 71.7% at March 31, 2015.  The remainder of the equity ownership is held by other limited partners and AllDale Minerals Management.  For the three months ended March 31, 2015, we have been allocated losses of $0.3 million from AllDale Minerals.

9.                                    WKY COALPLAY

On November 17, 2014, SGP Land, LLC (“SGP Land”), a wholly-owned subsidiary of SGP, and two limited liability companies owned by irrevocable trusts established by our President and Chief Executive Officer (“Craft Companies”) entered into a limited liability company agreement to form WKY CoalPlay.  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by an entity controlled by an officer of ARH who is also a director of ARH II, the indirect parent of SGP, an employee of SGP Land and a trustee of the irrevocable trusts owning the Craft Companies.

In February 2015, WKY CoalPlay acquired approximately 39.1 million tons of proven and probable high-sulfur owned coal reserves located in Henderson and Union Counties, Kentucky from Central States for $25.0 million and in turn leased those reserves to us.  The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.1 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  An option was also granted to us to acquire the leased reserves at any time during a three-year period beginning in February 2018 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the lease.  We paid WKY CoalPlay $2.1 million in February 2015 for the initial annual minimum royalty payment.

Based on the guidance in FASB ASC 810, we concluded that WKY CoalPlay is a VIE because exercise of the option noted above (as well as two other options granted to us by WKY CoalPlay in December 2014) is not within the control of the equity holders and, if it occurs, could potentially limit the expected residual return to the owners of WKY CoalPlay.  We do not have any economic or governance rights related to WKY CoalPlay and our options that provide us with a variable interest in WKY CoalPlay’s reserve assets do not give us any rights that constitute power to direct the primary activities that most significantly impact WKY CoalPlay’s economic performance.  SGP Land has the sole ability to replace the manager of WKY CoalPlay at its discretion and therefore has power to direct the activities of WKY CoalPlay.  Consequently, we concluded that SGP Land is the primary beneficiary of WKY CoalPlay.

10.                            NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We apply the provisions of FASB ASC 260, Earnings Per Share, which requires the two-class method in calculating basic and diluted earnings per unit (“EPU”).  Net income of ARLP is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter. Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.1375 per unit, 25% of the amount we distribute in excess of $0.15625 per unit, and 50% of the amount we distribute in excess of $0.1875 per unit.  Our partnership agreement contractually limits our distributions to available cash; therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder.  In addition, outstanding awards under our Long-Term Incentive Plan (“LTIP”) and phantom units in notional accounts under our Supplemental Executive Retirement Plan (“SERP”) and the MGP Amended and Restated Deferred Compensation Plan for Directors (“Deferred Compensation Plan”) include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities.  As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.  The following is a reconciliation of net income of ARLP used for calculating basic earnings per unit and the weighted average units used in computing EPU for the three months ended March 31, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended March 31,
	2015	2014

Net income of ARLP	$106,480	$115,904
Adjustments:
Managing general partner’s priority distributions	(35,463)	(31,684)
General partners’ 2% equity ownership	(1,420)	(1,684)

Limited partners’ interest in net income of ARLP	69,597	82,536

Less:
Distributions to participating securities	(849)	(708)
Undistributed earnings attributable to participating securities	(335)	(559)

Net income of ARLP available to limited partners	$68,413	$81,269

Weighted average limited partner units outstanding – basic and diluted	74,130	73,995

Basic and diluted net income of ARLP per limited partner unit (1)	$0.92	$1.10

(1)   Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive.  For the three months ended March 31, 2015 and 2014, the combined total of LTIP, SERP and Deferred Compensation Plan units of 807,265 and 747,792 respectively, were considered anti-dilutive under the treasury stock method.

11.                            WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Beginning balance	$57,557	$62,909
Accruals increase	2,667	2,183
Payments	(2,514)	(2,749)
Interest accretion	488	646
Ending balance	$58,198	$62,989

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Service cost	$732	$857
Interest cost	524	566
Amortization of net actuarial gain (1)	(113)	(263)
Net periodic benefit cost	$1,143	$1,160

(1)   Amortization of net actuarial gain is included in the operating expenses line item within our condensed consolidated statements of income.

12.                            COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of our managing general partner and its affiliates who perform services for us.  The LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to review and approval of the compensation committee of the MGP board of directors (the “Compensation Committee”).  On January 26, 2015, the Compensation Committee determined that the vesting requirements for the 2012 grants of 202,778 restricted units (which is net of 11,450 forfeitures) had been satisfied as of January 1, 2015.  As a result of this vesting, on February 11, 2015, we issued 128,150 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the LTIP participants.  On January 26, 2015, the Compensation Committee authorized additional grants of up to 314,019 restricted units, of which 302,555 were granted during the three months ended March 31, 2015 and will vest on January 1, 2018, subject to satisfaction of certain financial tests.  The fair value of these 2015 grants is equal to the intrinsic value at the date of grant, which was $37.19 per unit.  LTIP expense was $2.6 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively.  After consideration of the January 1, 2015 vesting and subsequent issuance of 128,150 common units, approximately 4.0 million units remain available under the LTIP for issuance in the future, assuming all grants issued in 2013, 2014 and 2015 currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

As of March 31, 2015, there was $20.7 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.8 years.  As of March 31, 2015, the intrinsic value of the non-vested LTIP grants was $31.5 million.  As of March 31, 2015, the total obligation associated with the LTIP was $12.6 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

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

For the three months ended March 31, 2015 and 2014, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 6,376 and 5,688 phantom units, respectively, and the fair value of these phantom units was $37.45 per unit and $40.67 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plan expense was approximately $0.3 million for each of the three months ended March 31, 2015 and 2014.

As of March 31, 2015, there were 375,357 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $12.5 million.  As of March 31, 2015, the total obligation associated with the SERP and Deferred Compensation Plan was $12.8 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

13.                            COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.

Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Service cost	$618	$543
Interest cost	1,074	1,019
Expected return on plan assets	(1,401)	(1,401)
Amortization of net actuarial loss (1)	842	225
Net periodic benefit cost	$1,133	$386

(1)          Amortization of net actuarial loss is included in the operating expenses line item within our condensed consolidated statements of income.

We previously disclosed in our financial statements for the year ended December 31, 2014 that we expected to contribute $3.1 million to the Pension Plan in 2015.  During the three months ended March 31, 2015, we made a contribution payment of $0.6 million to the Pension Plan for the 2014 plan year.  On April 15, 2015, we made a contribution payment of $0.7 million for the 2015 plan year.

14.                            SEGMENT INFORMATION

We operate in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users.  We aggregate multiple operating segments into four reportable segments: the Illinois Basin, Appalachia, White Oak, and Other and Corporate.  The first two reportable segments correspond to major coal producing regions in the eastern U.S.  Similar economic characteristics for our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The White Oak reportable segment includes our activities associated with the White Oak Mine No. 1, which commenced initial longwall operation in late October 2014.

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s mining complex, which includes the Gibson North mine and Gibson South mine, Hopkins County Coal, LLC’s Elk Creek mine and the Fies property, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, Sebree Mining, LLC’s mining complex, which includes the Onton mine, and River View Coal, LLC’s mining complex.  In April 2014, production began at the Gibson South mine.  The Elk Creek mine is currently expected to cease production in early 2016.

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

The Other and Corporate segment includes marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, Matrix Design and Alliance Design are referred to as the

“Matrix Group”), ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, MAC (Note 4), certain activities of Alliance Resource Properties, the Pontiki Coal, LLC mining complex, which sold most of its assets in May 2014, Wildcat Insurance, LLC (“Wildcat Insurance”), Alliance Minerals, and its affiliate, Cavalier Minerals (Note 7), which holds an equity investment in AllDale Minerals (Note 8), and AROP Funding (Note 6).

Reportable segment results as of and for the three months ended March 31, 2015 and 2014 are presented below.

	Illinois Basin	Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results as of and for the three months ended March 31, 2015 were as follows:

Total revenues (2)	$373,354	$156,248	$18,368	$55,124	$(42,678)	$560,416
Segment Adjusted EBITDA Expense (3)	226,212	97,815	3,652	46,483	(39,596)	334,566
Segment Adjusted EBITDA (4)(5)	142,719	55,833	5,319	8,227	(3,082)	209,016
Total assets (6)	1,207,467	593,524	406,479	276,557	(153,101)	2,330,926
Capital expenditures (7)	33,742	15,738	15	835	-	50,330

Reportable segment results as of and for the three months ended March 31, 2014 were as follows:

Total revenues (2)	$396,502	$137,184	$3,698	$7,742	$(3,088)	$542,038
Segment Adjusted EBITDA Expense (3)	229,591	85,573	1,391	8,471	(3,088)	321,938
Segment Adjusted EBITDA (4)(5)	163,649	48,870	(3,997)	(668)	-	207,854
Total assets (6)	1,119,868	620,775	343,040	53,404	(1,129)	2,135,958
Capital expenditures (7)	55,709	10,128	1,959	3,068	-	70,864

(1)

The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding and insurance premiums paid to Wildcat Insurance.

(2)

Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, Mt. Vernon transloading revenues, administrative service revenues from affiliates, Wildcat Insurance revenues and brokerage coal sales.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Segment Adjusted EBITDA Expense	$334,566	$321,938
Outside coal purchases	(322)	(2)
Other income	118	306
Operating expenses (excluding depreciation, depletion and amortization)	$334,362	$322,242

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

	Three Months Ended
	March 31,
	2015	2014

Consolidated Segment Adjusted EBITDA	$209,016	$207,854
General and administrative	(16,846)	(17,435)
Depreciation, depletion and amortization	(78,268)	(66,841)
Interest expense, net	(7,437)	(7,674)
Income tax benefit	2	-
Net income	$106,467	$115,904

(5)

Includes equity in income (loss) of affiliates for the three months ended March 31, 2015 and 2014 of $(9.4) and $(6.3) million, respectively, included in the White Oak segment and $(0.3) million and $0.1 million, respectively, included in the Other and Corporate segment.

(6)

Total assets at March 31, 2015 and 2014 include investments in affiliate of $212.5 million and $152.4 million, respectively, for the White Oak segment and $19.5 million and $1.7 million, respectively, for the Other and Corporate segment.

(7)

Capital expenditures shown above include funding to White Oak of $1.4 million for the three months ended March 31, 2014 and no funding for the three months ended March 31, 2015, for the acquisition and development of coal reserves (Note 8), which is described as “Payments to affiliate for acquisition and development of coal reserves” in our condensed consolidated statements of cash flow. Capital expenditures shown above exclude the Patriot acquisition on February 3, 2015 and MAC acquisition on January 1, 2015 (Note 4).

15.                            SUBSEQUENT EVENTS

On April 28, 2015, we declared a quarterly distribution for the quarter ended March 31, 2015, of $0.6625 per unit, on all common units outstanding, totaling approximately $85.6 million (which includes our managing general partner’s incentive distributions), payable on May 15, 2015 to all unitholders of record as of May 8, 2015.

On April 20, 2015, we entered into various agreements with White Oak to purchase processed coal from the White Oak Mine No. 1 to be delivered between January 1, 2016 and June 30, 2017 and assist in certain export marketing and transportation needs during the period June 1, 2015 through June 30, 2017.  We agreed to be White Oak’s exclusive representative for marketing White Oak coal in the export markets and to procure certain transportation related services for export shipments.  In April 2015, we prepaid for the processed coal and beginning in June 2015 we will receive monthly minimums for transportation services.  We do not consider the prepayment for processed coal or the right to future transportation service minimums to be significant to our condensed consolidated balance sheets.

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

•      References to “Alliance Coal” mean Alliance Coal, LLC, the holding company for the substantial majority of the operations of Alliance Resource Operating Partners, L.P., also referred to as our primary operating subsidiary.

•      References to “AHGP” mean Alliance Holdings GP, L.P., individually as the parent company, and not on a consolidated basis.

•      References to “AGP” mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P.

Summary

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  We operate ten underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia and we operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Also, we own a preferred equity interest in White Oak Resources LLC (“White Oak”), we own and are purchasing additional coal reserves under lease-back arrangements with White Oak, and have constructed and are operating surface facilities at White Oak’s new longwall mining complex in southern Illinois.  White Oak’s initial longwall system commenced operation in late October 2014.

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

•      Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC, which includes the Gibson North mine and Gibson South mine, collectively referred to as the “Gibson Complex,” Hopkins County Coal, LLC mining complex (“Hopkins”), which includes the Elk Creek mine and the Fies property, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex (“Warrior”), Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain undeveloped coal reserves, River View Coal, LLC’s mining complex (“River View”), CR Services, LLC, and certain properties of Alliance Resource Properties, LLC (“Alliance Resource Properties”), ARP Sebree, LLC and ARP Sebree South,  LLC.  In April 2014, initial production began at the Gibson South mine.  The Elk Creek mine is currently expected to cease production in early 2016.  The Sebree and Fies properties are held by us for future mine development.

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

•      White Oak reportable segment is comprised of two operating segments, Alliance WOR Properties, LLC (“WOR Properties”) and Alliance WOR Processing, LLC (“WOR Processing”).  WOR Properties owns coal reserves acquired from White Oak, and is committed to acquiring additional reserves from White Oak, under lease-back arrangements.  WOR Properties has also provided certain funding to White Oak for development of these reserves.  WOR Processing includes both the surface operations at White Oak and our equity investments in White Oak.  The White Oak reportable segment also includes a loan to White Oak from our Intermediate Partnership to construct certain surface facilities. For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. Equity Investments” of this Quarterly Report on Form 10-Q.

•      Other and Corporate segment includes marketing and administrative expenses, Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”), Alliance Design Group, LLC, ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”), certain activities of Alliance Resource Properties, the Pontiki Coal, LLC mining complex, which sold most of its assets in May 2014, Wildcat Insurance, LLC (“Wildcat Insurance”), which was established in September 2014 to assist the ARLP Partnership with its insurance requirements, Alliance Minerals, LLC and its affiliate, Cavalier Minerals JV, LLC, which holds an equity investment in AllDale Minerals, L.P. (“AllDale Minerals”) and AROP Funding, LLC (“AROP Funding”).

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

We reported net income of $106.5 million for the three months ended March 31, 2015 (“2015 Quarter”) compared to $115.9 million for the three months ended March 31, 2014 (“2014 Quarter”). The decrease of $9.4 million was principally due to lower average coal sales prices, increased depreciation, depletion and amortization and higher operating expenses.  Average coal sales prices decreased by $0.86 to $54.49 per ton sold in the 2015 Quarter compared to $55.35 per ton sold in the 2014 Quarter.  Higher operating expenses during the 2015 Quarter primarily resulted from increased sales and production volumes from our Gibson South and Tunnel Ridge mines as well as higher labor-related expenses at the Illinois Basin operations and increased coal inventory expenses.  The increases in operating expenses were partially offset by lower sales at our Warrior mine as it continues to transition to a new mining area, our Gibson North mine due to shift reductions in response to market conditions and an inventory build at our River View mine.  Decreases to net income were also offset partially by increased other sales and operating revenues primarily reflecting higher surface facility services and coal royalties related to our participation in the White Oak Mine No. 1.

	Three Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)		(per ton sold)
Tons sold	9,501	9,495	N/A	N/A
Tons produced	10,502	10,253	N/A	N/A
Coal sales	$517,739	$525,545	$54.49	$55.35
Operating expenses and outside coal purchases	$334,684	$322,244	$35.23	$33.94

Coal sales.  Coal sales decreased 1.5% to $517.7 million for the 2015 Quarter from $525.5 million for the 2014 Quarter.  The decrease of $7.8 million in coal sales reflected lower average coal sales price (reducing coal sales by $8.2 million), partially offset by increased tons sold (contributing $0.4 million in coal sales).  Average coal sales prices decreased $0.86 per ton sold in the 2015 Quarter to $54.49 compared to $55.35 per ton sold in the 2014 Quarter, primarily as a result of lower average prices at various mines, particularly at our Appalachian mines and Gibson Complex mines combined, reflecting current market conditions.  Lower average sales prices were offset in part by higher other sales and operating revenues discussed below.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 3.9% to $334.7 million for the 2015 Quarter from $322.2 million for the 2014 Quarter.  On a per ton basis, operating expenses and outside coal purchases increased 3.8% to $35.23 per ton sold from $33.94 per ton sold in the 2014 Quarter, primarily due to increased tons sold from high-cost beginning inventory at multiple operations, reduced sales from lower cost March production, lower recoveries at our Warrior mine and reduced production at our Gibson North mine discussed above, partially offset by increased production from our River View, Gibson South and Tunnel Ridge mines.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•      Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 4.6% to $11.59 per ton in the 2015 Quarter from $11.08 per ton in the 2014 Quarter.  The increase of $0.51 per ton was primarily attributable to higher medical expenses at all Illinois Basin mines and production variances discussed above; and

•      Material and supplies expenses per ton produced increased 6.4% to $11.65 per ton in the 2015 Quarter from $10.95 per ton in the 2014 Quarter.  The increase of $0.70 per ton resulted from higher costs for certain products and services, primarily contract labor used in the mining process (increase of $0.30 per ton), roof support expenses per ton (increase of $0.17 per ton) and outside services used in the mining process (increase of $0.08 per ton), as well as production variances discussed above.

Operating expenses and outside coal purchases per ton increases discussed above were partially offset by the following decrease:

•      Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) decreased $0.39 per produced ton sold in the 2015 Quarter compared to the 2014 Quarter primarily as a result of lower average coal sales prices as discussed above.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, surface facility services and coal royalty revenues received from White Oak and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $35.5 million in the 2015 Quarter from $10.5 million in the 2014 Quarter.  The increase of $25.0 million was primarily due to increased surface facility services and coal royalty revenues received from White Oak as a result of the ramp-up of longwall production and payments in lieu of shipments received from a customer in the 2015 Quarter related to an Appalachian coal sales contract.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $78.3 million for the 2015 Quarter from $66.8 million for the 2014 Quarter.  The increase of $11.5 million was primarily attributable to the reduction of the economic mine life at our Elk Creek mine, which is expected to close in early 2016, production at the Gibson South mine, which began in April 2014, amortization of coal supply agreements acquired in December 2014 and capital expenditures related to infrastructure investments at various operations.

Interest expense.  Interest expense, net of capitalized interest, decreased slightly to $8.0 million in the 2015 Quarter primarily due to lower interest on our various credit facilities combined, offset in part by decreased capitalized interest on our equity investment in White Oak.  Interest payable under our senior notes, term loan and revolving credit facilities is discussed below under “–Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net for the 2015 Quarter includes our equity investments in White Oak and AllDale Minerals.  The 2014 Quarter includes White Oak and MAC.  Regarding MAC’s exclusion from the 2015 Quarter, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisitions” of this Quarterly Report on Form 10-Q.  For the 2015 Quarter, we recognized equity in loss of affiliates, net of $9.7 million compared to $6.2 million for the 2014 Quarter.  The increase in equity in loss of affiliates, net is primarily due to higher expenses reflecting White Oak’s continued ramp up of longwall operations following the commencement of operations in late 2014, partially offset by the impact of changes in allocations of equity income or losses resulting from equity contributions during the 2015 Quarter by another White Oak owner.  For more information regarding White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. Equity Investments” of this Quarterly Report on Form 10-Q.

Transportation revenues and expenses.  Transportation revenues and expenses were $7.1 million and $6.0 million for the 2015 and 2014 Quarters, respectively.  The increase of $1.1 million was primarily attributable to increased tonnage for which we arrange transportation at certain mines, partially offset by a decrease in average transportation rates in the 2015 Quarter.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Segment Adjusted EBITDA.  Our 2015 Quarter Segment Adjusted EBITDA increased $1.2 million, or 0.6%, to $209.0 million from the 2014 Quarter Segment Adjusted EBITDA of $207.9 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended March 31,
	2015	2014	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$142,719	$163,649	$(20,930)	(12.8)%
Appalachia	55,833	48,870	6,963	14.2%
White Oak	5,319	(3,997)	9,316	(1)
Other and Corporate	8,227	(668)	8,895	(1)
Elimination	(3,082)	-	(3,082)	(1)
Total Segment Adjusted EBITDA (2)	$209,016	$207,854	$1,162	0.6%

Tons sold
Illinois Basin	7,119	7,482	(363)	(4.9)%
Appalachia	2,374	2,013	361	17.9%
White Oak	-	-	-	-
Other and Corporate	886	-	886	(1)
Elimination	(878)	-	(878)	(1)
Total tons sold	9,501	9,495	6	0.1%

Coal sales
Illinois Basin	$368,289	$392,254	$(23,965)	(6.1)%
Appalachia	145,886	133,291	12,595	9.4%
White Oak	-	-	-	-
Other and Corporate	41,318	-	41,318	(1)
Elimination	(37,754)	-	(37,754)	(1)
Total coal sales	$517,739	$525,545	$(7,806)	(1.5)%

Other sales and operating revenues
Illinois Basin	$642	$986	$(344)	(34.9)%
Appalachia	7,762	1,151	6,611	(1)
White Oak	18,368	3,698	14,670	(1)
Other and Corporate	13,681	7,741	5,940	76.7%
Elimination	(4,924)	(3,088)	(1,836)	(59.5)%
Total other sales and operating revenues	$35,529	$10,488	$25,041	(1)

Segment Adjusted EBITDA Expense
Illinois Basin	$226,212	$229,591	$(3,379)	(1.5)%
Appalachia	97,815	85,573	12,242	14.3%
White Oak	3,652	1,391	2,261	(1)
Other and Corporate	46,483	8,471	38,012	(1)
Elimination	(39,596)	(3,088)	(36,508)	(1)
Total Segment Adjusted EBITDA Expense (3)	$334,566	$321,938	$12,628	3.9%

(1)  Percentage change was greater than or equal to 100%.

(2)  Segment Adjusted EBITDA (a non-GAAP financial measure), is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Segment Adjusted EBITDA	$209,016	$207,854

General and administrative	(16,846)	(17,435)
Depreciation, depletion and amortization	(78,268)	(66,841)
Interest expense, net	(7,437)	(7,674)
Income tax benefit	2	-
Net income	$106,467	$115,904

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Segment Adjusted EBITDA Expense	$334,566	$321,938

Outside coal purchases	(322)	(2)
Other income	118	306
Operating expenses (excluding depreciation, depletion and amortization)	$334,362	$322,242

Illinois Basin – Segment Adjusted EBITDA decreased 12.8% to $142.7 million in the 2015 Quarter from $163.6 million in the 2014 Quarter.  The decrease of $20.9 million was primarily attributable to lower coal recoveries at our Warrior mine as it continues to transition into a new mining area and reduced production at our Gibson North mine due to shift reductions in response to market conditions, partially offset by increased production and sales from our new Gibson South mine.  Coal sales decreased 6.1% to $368.3 million compared to $392.3 million in the 2014 Quarter.  The decrease of $24.0 million reflects decreased tons sold resulting from general market conditions and timing of shipments at various locations, partially offset by increased tons sold from the production ramp-up at our Gibson South mine.  Also impacting the 2015 Quarter were lower average coal sales prices which decreased 1.3% to $51.73 per ton sold compared to $52.42 per ton sold in the 2014 Quarter.  Segment Adjusted EBITDA Expense decreased 1.5% to $226.2 million in the 2015 Quarter from $229.6 million in the 2014 Quarter due to decreased sales at our Warrior mine attributable to lower recoveries as discussed above and an inventory build at our River View mine, offset in part by increased production at the Gibson South mine and higher medical expense at all mines in the region.  Segment Adjusted EBITDA Expense per ton increased $1.10 per ton sold to $31.78 in the 2015 Quarter from $30.68 per ton sold in the 2014 Quarter, primarily as a result of decreased production discussed above and higher inventory costs at various mines, as well as certain cost increases described above under “–Operating expenses and outside coal purchases.”

Appalachia – Segment Adjusted EBITDA increased to $55.8 million in the 2015 Quarter from $48.9 million in the 2014 Quarter.  The increase of $6.9 million was primarily attributable to increased tons sold, which increased 17.9% to 2.4 million tons sold in the 2015 Quarter, partially offset by lower average coal sales price of $61.45 per ton sold during the 2015 Quarter compared to $66.24 per ton sold in the 2014 Quarter.  Segment Adjusted EBITDA also benefited from increased other sales and operating revenues due to payments in lieu of shipments received from a customer in the 2015 Quarter.  Coal sales increased 9.4% to $145.9 million compared to $133.3 million in the 2014 Quarter.  The increase of $12.6 million was primarily due to increased production and sales from our Tunnel Ridge and Mettiki mines, partially offset by lower average coal sales prices at our MC Mining and Tunnel Ridge mines due to current market conditions.  Segment Adjusted EBITDA Expense increased 14.3% to $97.8 million in the 2015 Quarter from $85.6 million in the 2014 Quarter, primarily due to increased production discussed above.  Although Segment Adjusted EBITDA Expense increased in the 2015 Quarter, Segment Adjusted EBITDA Expense per ton decreased $1.32 per ton sold to $41.20 compared to $42.52 per ton sold in the 2014 Quarter, primarily due to improved productivity and lower benefits costs at our Mettiki mine in addition to increased production at Tunnel Ridge reflecting fewer longwall move days in the 2015 Quarter, partially offset by increased materials and supplies and maintenance costs at Tunnel Ridge.

White Oak – Segment Adjusted EBITDA increased to $5.3 million in the 2015 Quarter compared to $(4.0) million in the 2014 Quarter.  The increase of $9.3 million was primarily as a result of increased surface facility services and coal royalties received from White Oak due to the ramp-up of longwall production at the White Oak Mine No. 1, partially offset by an increase in allocated losses from White

Oak.  We received revenues for surface facility services and coal royalties of $18.4 million and $3.7 million for the 2015 and 2014 Quarters, respectively.  We were allocated $9.4 million and $6.3 million in losses for the 2015 and 2014 Quarters, respectively.  Our equity in loss of affiliates from White Oak for the 2015 Quarter was favorably impacted by reduced allocation of losses to us as a result of equity contributions by another White Oak owner as discussed above under “–Equity in loss of affiliates, net.”  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. Equity Investments” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA increased $8.9 million in the 2015 Quarter from the 2014 Quarter and Segment Adjusted EBITDA Expense increased to $46.5 million for the 2015 Quarter compared to $8.5 million for the 2014 Quarter.  These increases were primarily as a result of increased coal brokerage activity, safety equipment sales by the Matrix Group, Mt. Vernon transloading services and intercompany revenues and expenses of AROP Funding and Wildcat Insurance (which are eliminated upon consolidation).

Elimination – Segment Adjusted EBITDA Expense and coal sales eliminations significantly increased in the 2015 Quarter to $36.5 million and $37.8 million, respectively, reflecting additional intercompany coal sales to Alliance Coal, our operating subsidiary, to support increased coal brokerage activity resulting from new coal supply agreements acquired from Patriot on December 31, 2014.  For more information on the Patriot acquisition, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisitions” of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, equity investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity and borrowings under credit and securitization facilities.  We believe that existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional equity investments, debt payments, commitments and distribution payments.  Our ability to satisfy our obligations and planned expenditures will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, which are beyond our control.  Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flows

Cash provided by operating activities was $161.6 million for the 2015 Quarter compared to $140.1 million for the 2014 Quarter.  The increase in cash provided by operating activities was primarily due to a decrease in trade receivables during the 2015 Quarter as compared to an increase during the 2014 Quarter, partially offset by an increase in advanced royalties related to recent mineral interest leases acquired in late 2014 and a greater decrease in payroll and related benefits accruals reflecting higher annual incentive compensation payments in the 2015 Quarter.

Net cash used in investing activities was $94.4 million for the 2015 Quarter compared to $104.6 million for the 2014 Quarter.  The decrease in cash used in investing activities was primarily attributable to the lower capital expenditures for mine infrastructure and equipment at various mines, particularly at our Gibson South and River View mines, and a decrease in funding of the White Oak equity investment in the 2015 Quarter, partially offset by the acquisitions of businesses in the 2015 Quarter.  For more information regarding acquisitions, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisitions” of this Quarterly Report on Form 10-Q.

Net cash used in financing activities was $65.4 million for the 2015 Quarter compared to $114.7 million for the 2014 Quarter.  The decrease in cash used in financing activities was primarily attributable to a decrease in payments and an increase in borrowings under our revolving credit facilities during the 2015 Quarter, partially offset by increased distributions paid to partners in the 2015 Quarter and payments under our term loan in the 2015 Quarter, which is discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures decreased to $50.3 million in the 2015 Quarter from $69.5 million in the 2014 Quarter.

Our anticipated total capital expenditures for the year ending December 31, 2015 are estimated in a range of $270.0 million to $300.0 million, which includes expenditures for infrastructure projects and maintenance capital at various mines.  In addition to these capital expenditures, ARLP anticipates investments of approximately $20.0 to $25.0 million in 2015 to purchase oil and gas mineral interests.  Management anticipates funding remaining 2015 capital requirements with cash and cash equivalents ($26.4 million as of March 31, 2015), cash flows from operations, borrowings under the revolving credit and securitization facilities as discussed below and, if necessary, accessing the debt or equity capital markets.  We will continue to have significant capital requirements over the long-term, which may require us to obtain additional debt or equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility.  On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “Revolving Credit Facility”) of $700.0 million and a term loan (the “Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the “Credit Facility”).  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  We have elected a Eurodollar Rate which, with applicable margin, was 1.58% on borrowings outstanding as of March 31, 2015.  The Credit Facility matures May 23, 2017, at which time all amounts then outstanding are required to be repaid.  Interest is payable quarterly, with principal of the Term Loan due as follows: for each quarter commencing June 30, 2014 and ending March 31, 2016, quarterly principal payments in an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the Term Loan advances outstanding; and the remaining balance of the Term Loan advances at maturity.  In June 2014, we began making quarterly principal payments on the Term Loan, leaving a balance of $225.0 million at March 31, 2015.  We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change of control” (as defined in the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.

At March 31, 2015, we had borrowings of $170.0 million and $5.4 million of letters of credit outstanding with $524.6 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  We incur an annual commitment fee of 0.20% on the undrawn portion of the Revolving Credit Facility.

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

The 2008 Senior Notes and the Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.04 to 1.0 and 24.5 to 1.0, respectively, for the trailing twelve months ended March 31, 2015.  We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2015.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility (“Securitization Facility”) providing additional liquidity and funding.  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The Securitization Facility has an initial term of 364 days, however we have the contractual ability and the intent to extend the term for an additional 364 days.  At March 31, 2015, we had $100.0 million outstanding under the Securitization Facility.  Debt issuance costs were immaterial for this transaction.

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  At March 31, 2015, we had $30.7 million in letters of credit outstanding under agreements with these two banks.

Related-Party Transactions

We have continuing related-party transactions with our managing general partner, AHGP and SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, mineral and equipment leases with SGP and its affiliates, and agreements relating to the use of aircraft.  Recently, we entered into three mineral leases with WKY CoalPlay, LLC, an affiliate of SGP.  We also have ongoing transactions with White Oak to support their longwall mining operation and AllDale Minerals to support the acquisition of oil and gas mineral interests.

Please read our Annual Report on Form 10-K for the year ended December 31, 2014, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning related-party transactions.

White Oak IRS Notice

We received notice that the Internal Revenue Service issued White Oak a “Notice of Beginning of Administrative Proceeding” in conjunction with an audit of the income tax return of White Oak for the tax year ended December 31, 2011.

New Accounting Standards

New Accounting Standard Issued and Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  ASU 2014-08 changes the requirements for reporting discontinued operations in Accounting Standards Codification 205, Presentation of Financial Statements, by updating the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operations.  ASU 2014-08 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The adoption of ASU 2014-08 did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the new standard is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is currently not permitted.  In April 2015, the FASB issued a Proposed Accounting Standards Update that would defer the effective date of ASU 2014-09 by one year.  We are currently evaluating the effect of adopting ASU 2014-09.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (“ASU 2015-02”).  ASU 2015-02 changes the requirements and analysis required when determining the reporting entity’s need to consolidate an entity, including modifying the evaluation of limited partnership variable interest status, presumption that a general partner should consolidate a limited partnership and the consolidation criterion applied by a reporting entity involved with variable interest entities.  ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and shall be applied retrospectively to each period presented.  Early adoption is permitted.  We are currently evaluating the effect of adopting ASU 2015-02.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (“ASU 2015-03”).  ASU 2015-03 changes the classification and presentation of debt issuance costs by requiring debt issuance costs to be reported as a direct deduction from the face amount of the debt liability rather than an asset.  Amortization of the costs is reported as interest expense.  The amendment does not affect the current guidance on the recognition and measurement of debt issuance costs.  ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and shall be applied retrospectively to each period presented.  We do not anticipate the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-06, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“ASU 2015-06”).  ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner.  Earnings per unit of the limited partners would not change as a result of the dropdown transaction.  ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and shall be applied retrospectively to each period presented.  Early adoption is permitted.  We are currently evaluating the effect of adopting ASU 2015-06.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $170.0 million in borrowings under the Revolving Credit Facility, $225.0 million outstanding under the Term Loan and $100.0 million in borrowings under the Securitization Facility at March 31, 2015.  A one percentage point increase in the interest rates related to the Revolving Credit Facility, Term Loan and Securitization Facility would result in an annualized increase in 2015 interest expense of $5.0 million, based on interest rate and borrowing levels at March 31, 2015.  With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $5.1 million in the estimated fair value of these borrowings.

As of March 31, 2015, the estimated fair value of the ARLP Debt Arrangements was approximately $855.3 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2015.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.          CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2015.

During the quarterly period ended March 31, 2015, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.       RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2015 filed in XBRL).

*      Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 8, 2015.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer