Form 10-Q
period 2015-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2015-08-06
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [X] No

As of August 7, 2015, 74,188,784 common units are outstanding.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
ASSETS	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$43,279	$24,601
Trade receivables	191,505	184,187
Other receivables	635	1,025
Due from affiliates	23,235	7,221
Inventories	88,272	83,155
Advance royalties	9,440	9,416
Prepaid expenses and other assets	21,774	31,283
Total current assets	378,140	340,888

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,927,115	2,815,620
Less accumulated depreciation, depletion and amortization	(1,270,593)	(1,150,414)
Total property, plant and equipment, net	1,656,522	1,665,206

OTHER ASSETS:
Advance royalties	24,901	15,895
Due from affiliate	11,166	11,047
Equity investments in affiliates	221,768	224,611
Other long-term assets	37,432	27,412
Total other assets	295,267	278,965
TOTAL ASSETS	$2,329,929	$2,285,059
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$72,552	$85,843
Due to affiliates	381	370
Accrued taxes other than income taxes	23,097	19,426
Accrued payroll and related expenses	38,207	57,656
Accrued interest	317	318
Workers’ compensation and pneumoconiosis benefits	8,873	8,868
Current capital lease obligations	1,316	1,305
Other current liabilities	15,437	17,109
Current maturities, long-term debt	68,750	230,000
Total current liabilities	228,930	420,895
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities	788,000	591,250
Pneumoconiosis benefits	57,235	55,278
Accrued pension benefit	39,377	40,105
Workers’ compensation	47,906	49,797
Asset retirement obligations	94,605	91,085
Long-term capital lease obligations	14,946	15,624
Other liabilities	7,173	5,978
Total long-term liabilities	1,049,242	849,117
Total liabilities	1,278,172	1,270,012

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Alliance Resource Partners, L.P. (“ARLP”) Partners’ Capital:
Limited Partners - Common Unitholders 74,188,784 and 74,060,634 units outstanding, respectively	1,342,072	1,310,517
General Partners’ deficit	(257,512)	(260,088)
Accumulated other comprehensive loss	(34,395)	(35,847)
Total ARLP Partners’ Capital	1,050,165	1,014,582
Noncontrolling interest	1,592	465
Total Partners’ Capital	1,051,757	1,015,047
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,329,929	$2,285,059

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

SALES AND OPERATING REVENUES:
Coal sales	$567,288	$575,191	$1,085,027	$1,100,736
Transportation revenues	7,780	5,810	14,928	11,815
Other sales and operating revenues	29,652	17,561	65,181	28,049
Total revenues	604,720	598,562	1,165,136	1,140,600

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	375,065	352,893	709,427	675,135
Transportation expenses	7,780	5,810	14,928	11,815
Outside coal purchases	2	2	324	4
General and administrative	17,542	19,771	34,388	37,206
Depreciation, depletion and amortization	79,801	67,052	158,069	133,893
Total operating expenses	480,190	445,528	917,136	858,053

INCOME FROM OPERATIONS	124,530	153,034	248,000	282,547

Interest expense (net of interest capitalized for the three and six months ended June 30, 2015 and 2014 of $154, $61, $366 and $833, respectively)	(8,306)	(8,748)	(16,274)	(16,811)
Interest income	605	417	1,136	806
Equity in loss of affiliates, net	(22,142)	(7,373)	(31,828)	(13,614)
Other income	177	323	295	629
INCOME BEFORE INCOME TAXES	94,864	137,653	201,329	253,557

INCOME TAX EXPENSE	7	-	5	-

NET INCOME	94,857	137,653	201,324	253,557
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	7	-	20	-

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. (“NET INCOME OF ARLP”)	$94,864	$137,653	$201,344	$253,557

GENERAL PARTNERS’ INTEREST IN NET INCOME OF ARLP	$37,541	$34,781	$74,424	$68,149

LIMITED PARTNERS’ INTEREST IN NET INCOME OF ARLP	$57,323	$102,872	$126,920	$185,408

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 10)	$0.76	$1.37	$1.68	$2.47

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.6625	$0.61125	$1.3125	$1.21

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	74,188,784	74,060,634	74,159,756	74,027,932

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

NET INCOME	$94,857	$137,653	$201,324	$253,557

OTHER COMPREHENSIVE INCOME/(LOSS):

Defined benefit pension plan:
Amortization of net actuarial loss (1)	835	162	1,677	387
Total defined benefit pension plan adjustments	835	162	1,677	387

Pneumoconiosis benefits:
Amortization of net actuarial gain (1)	(112)	(263)	(225)	(526)
Total pneumoconiosis benefits adjustments	(112)	(263)	(225)	(526)

OTHER COMPREHENSIVE INCOME/(LOSS)	723	(101)	1,452	(139)

COMPREHENSIVE INCOME	95,580	137,552	202,776	253,418

Less: Comprehensive loss attributable to noncontrolling interest	7	-	20	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$95,587	$137,552	$202,796	$253,418

(1)          Amortization of net actuarial (gain)/loss is included in the computation of net periodic benefit cost (see Notes 11 and 13 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$338,880	$379,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(107,758)	(154,578)
Changes in accounts payable and accrued liabilities	(5,797)	2,608
Proceeds from sale of property, plant and equipment	243	19
Proceeds from insurance settlement for property, plant and equipment	-	4,512
Purchases of equity investments in affiliates	(30,757)	(60,000)
Payments for acquisitions of businesses, net of cash acquired (Note 4)	(28,078)	-
Payments to affiliate for acquisition and development of coal reserves	-	(1,401)
Advances/loans to affiliate	(7,300)	-
Other	1,807	-
Net cash used in investing activities	(177,640)	(208,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(12,500)	(6,250)
Borrowings under revolving credit facilities	363,000	142,800
Payments under revolving credit facilities	(110,000)	(222,800)
Payment on long-term debt	(205,000)	-
Payments on capital lease obligations	(667)	(734)
Contribution to consolidated company from affiliate noncontrolling interest	1,147	-
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(2,719)	(2,991)
Cash contributions by General Partners	95	111
Distributions paid to Partners	(170,597)	(154,904)
Other	(5,321)	-
Net cash used in financing activities	(142,562)	(244,768)

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,678	(74,219)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,601	93,654

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,279	$19,435

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,972	$17,184

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$9,857	$20,532
Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$7,389	$8,417
Acquisition of businesses:
Fair value of assets assumed	$39,843	$-
Cash paid	(28,078)	-
Fair value of liabilities assumed	$11,765	$-
Disposition of property, plant and equipment:
Net change in assets	$-	$846
Book value of liabilities transferred	-	(5,246)
Gain recognized	$-	$(4,400)

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2015 and December 31, 2014, the results of our operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and the cash flows for the six months ended June 30, 2015 and 2014.  All of our intercompany transactions and accounts have been eliminated.

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

The mining and reserve assets acquired from Patriot described above are located in Union and Henderson Counties, Kentucky.  The mining equipment, spare parts and underground infrastructure that we acquired from Patriot has been and is continuing to be dispersed to our existing operations in the Illinois Basin region in accordance with their highest and best use.  Our purchase price of $19.2 million and $20.5 million paid on the Initial Closing Date and the Acquisition Date, respectively, described above was financed using existing cash on hand.  In addition, our purchase price was increased by $8.3 million, comprising $2.1 million cash paid prior to the Acquisition Date related to the transaction and an agreement to pay approximately $6.2 million additional consideration as discussed below.  As we have no intentions of operating the former Dodge Hill mining complex as a business and only acquired certain assets of Highland, we believe unaudited pro forma information of revenue and earnings is not meaningful as it relates to the acquisition of Patriot assets described above and furthermore not materially different than revenue and earnings as presented in our condensed consolidated statements of income.  The primary ongoing benefit derived from the transaction relates to the coal supply agreements acquired, which would have permitted the sale of 0.8 million tons and 1.6 million tons at average pricing of $46.67 per ton sold during the three and six months ended June 30, 2014, respectively, based on the contract price and sales volumes, if we had owned the contracts during that period.

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

The following table summarizes the estimated consideration transferred from us to Patriot and the preliminary fair value allocation of assets acquired and liabilities assumed as valued at the Acquisition Date, incorporating fair value adjustments made subsequent to the Acquisition Date (in thousands):

	Preliminary as of March 31, 2015	Adjustments	Preliminary as of June 30, 2015

Estimated consideration transferred	$ 47,514		$ 47,998

Recognized amounts of net tangible and intangible assets acquired and liabilities assumed:

Inventories	3,255	-	3,255
Property, plant and equipment, including mineral rights and leased equipment	26,995	3,409	30,404
Customer contracts, net	19,193	-	19,193
Other assets	326	162	488
Asset retirement obligation	(2,255)	-	(2,255)
Other liabilities	-	(3,087)	(3,087)

Net tangible and intangible assets acquired	$ 47,514		$ 47,998

Included in estimated consideration transferred above is an agreement to pay an additional $6.2 million related to the acquisition, of which $5.3 million was paid as of June 30, 2015.  Additionally, a fair value adjustment of $3.1 million to increase liabilities and property, plant and equipment was recorded to reflect the impact of operating leases assumed in the acquisition.  Other adjustments to the preliminary fair values resulted from additional information obtained about facts in existence on February 3, 2015.

Intangible assets related to coal supply agreements, represented as “Customer contracts, net” in the table above are reflected in the “Prepaid expenses and other assets” and “Other long-term assets” line items in our condensed consolidated balance sheets.  For the six months ended June 30, 2015, amortization expense for the acquired coal supply agreements of $6.1 million has been recognized based on the weighted-average term of the contracts on a per unit basis.  We are currently in the process of evaluating the fair values of the assets acquired and liabilities assumed from Patriot.  As a result, the purchase price allocations above are preliminary, pending completion of our final evaluation of all assets acquired and liabilities assumed.

MAC

In March 2006, White County Coal, and Alexander J. House entered into a limited liability company agreement to form Mid-America Carbonates, LLC (“MAC”).  MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust.  White County Coal initially invested $1.0 million in exchange for a 50.0% equity interest in MAC. Our equity investment in MAC was $1.6 million at December 31, 2014.  Effective on January 1, 2015, we purchased the remaining 50.0% equity interest in MAC from Mr. House for $5.5 million cash paid at closing.  In conjunction with the acquisition, we recorded $4.2 million of goodwill to our Other and Corporate segment (Note 14) that is included in “Other long-term assets” on our condensed consolidated balance sheets.  We will assess our goodwill for impairment at least annually as of November 30.

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

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value because of the short maturity of those instruments.  At June 30, 2015 and December 31, 2014, the estimated fair value of our long-term debt, including current maturities, was approximately $865.5 million and $833.4 million, respectively, based on interest rates that we believe are currently available to us for issuance of debt with similar terms and remaining maturities (Note 6). The fair value of debt, which is based upon interest rates for similar instruments in active markets, is classified as a Level 2 measurement under the fair value hierarchy.

6.                                    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014

Revolving Credit facility	$393,000	$140,000
Series A senior notes	-	205,000
Series B senior notes	145,000	145,000
Term loan	218,750	231,250
Securitization facility	100,000	100,000
	856,750	821,250
Less current maturities	(68,750)	(230,000)
Total long-term debt	$788,000	$591,250

Our Intermediate Partnership has $145.0 million in Series B senior notes (“Series B Senior Notes”), a $700.0 million revolving credit facility (“Revolving Credit Facility”) and a $218.8 million term loan (“Term Loan” and collectively, with the Series B Senior Notes and the Revolving Credit Facility, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership.  Our Intermediate Partnership also has a $100.0 million accounts receivable securitization facility (“Securitization Facility”).  At June 30, 2015, current maturities include a portion of the Term Loan.  On June 26, 2015 the outstanding balance of the Series A senior notes totaling $205.0 million was paid.  The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.09 to 1.0 and 23.9 to 1.0, respectively, for the trailing twelve months ended June 30, 2015.  We were in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2015.

At June 30, 2015, we had borrowings of $393.0 million and $5.4 million of letters of credit outstanding with $301.6 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into the Securitization Facility providing additional liquidity and funding.  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The Securitization Facility has an initial term of 364 days; however, we have the contractual ability and the intent to extend the term for an additional 364 days.  At June 30, 2015, we had $100.0 million outstanding under the Securitization Facility.  Debt issuance costs were immaterial for this transaction.

7.                                    NONCONTROLLING INTEREST

On November 10, 2014 (the “Cavalier Formation Date”), our wholly owned subsidiary, Alliance Minerals, LLC (“Alliance Minerals”), and Bluegrass Minerals Management, LLC (“Bluegrass Minerals”) entered into a limited liability company agreement (the “Cavalier Agreement”) to form Cavalier Minerals JV, LLC (“Cavalier Minerals”).  Cavalier Minerals was formed to indirectly acquire oil and gas mineral interests through its noncontrolling ownership interest in AllDale Minerals L.P. (“AllDale Minerals”).  Alliance Minerals and Bluegrass Minerals committed funding of $48.0 million and $2.0 million, respectively, to Cavalier Minerals.  Alliance Minerals’ contributions through December 31, 2014 to Cavalier Minerals totaled $11.5 million.  During the three and six months ended June 30, 2015, Alliance Minerals contributed $11.2 million and $19.2 million, respectively, bringing our total investment in Cavalier Minerals to $30.7 million at June 30, 2015.  We had a remaining commitment to Cavalier Minerals of $17.3 million at June 30, 2015, which we expect to fund over the next year.  On July 1, 2015, we funded an additional $8.4 million of this commitment.  We expect to fund the remaining commitment utilizing existing cash balances, future cash flows from operations, borrowings under credit and securitization facilities and cash provided from the issuance of debt or equity.  Bluegrass Minerals, which is owned and controlled by an officer of ARH and is Cavalier Minerals’ managing member, contributed $1.6 million as of June 30, 2015 and has a remaining commitment of $0.4 million.  Cavalier Minerals has committed to provide funding of $49.0 million to AllDale Minerals.  Cavalier Minerals has and will continue to provide funding to AllDale Minerals using contributions from Alliance Minerals and Bluegrass Minerals (Note 8).  Cavalier Minerals also reimburses Bluegrass Minerals for certain insignificant general and administrative costs incurred on behalf of Cavalier Minerals.

In accordance with the Cavalier Agreement, Bluegrass Minerals is entitled to receive an incentive distribution from Cavalier Minerals equal to 25.0% of all distributions (including in liquidation) after return of members’ capital reduced by certain distributions received by Bluegrass Minerals or its owner from AllDale Minerals Management, LLC (“AllDale Minerals Management”) (Note 8).  Alliance Minerals’ ownership interest in Cavalier Minerals at June 30, 2015 was 96.0%.  The remainder of the equity ownership is held by Bluegrass Minerals.  As of June 30, 2015, Cavalier Minerals had not made any distributions to its owners.  We have consolidated Cavalier Minerals’ financial results in accordance with FASB ASC 810, Consolidation.  Based on the guidance in FASB ASC 810, we concluded that Cavalier Minerals is a variable interest entity (“VIE”) and we are the primary beneficiary because our consent is required for significant activities of Cavalier Minerals and due to Bluegrass Minerals’ relationship to us as described above.  Bluegrass Minerals equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling ownership interest in our condensed consolidated statements of income.

8.                                    EQUITY INVESTMENTS

White Oak

On September 22, 2011 (the “Transaction Date”), we entered into a series of transactions with White Oak Resources LLC (“White Oak”) and related entities to support development of a longwall mining operation.  The initial longwall system commenced operation in late October 2014.  The transactions with White Oak initiated on the Transaction Date (“Initial Agreements”) featured several components, including an equity investment in White Oak (represented by “Series A Units” containing certain distribution and liquidation preferences), the acquisition and lease-back of certain coal reserves and surface rights and a construction loan.  Our initial investment funding to White Oak at the Transaction Date, consummated utilizing existing cash on hand, was $69.5 million and we funded White Oak with an additional $330.8 million between the Transaction Date and June 30, 2015 under the Initial Agreements.  At June 30, 2015, our only remaining funding commitment to White Oak under the Initial Agreements was $25.2 million of our $140.0 million commitment for reserve acquisition and leaseback transactions.  Regarding funding of any additional commitments, see Note 15.  On the Transaction Date, we also entered into a coal handling and preparation agreement, pursuant to which we constructed and are operating a preparation plant and other surface facilities.  The following information discusses each component of these transactions in further detail.

Hamilton County, Illinois Reserve Acquisition

On the Transaction Date, Alliance WOR Properties, LLC (“WOR Properties”) acquired from White Oak the rights to approximately 204.9 million tons of proven and probable high-sulfur coal reserves, of which 105.2 million tons have been developed for mining by White Oak, and certain surface properties and rights in Hamilton County, Illinois (the “Reserve Acquisition”), which is adjacent to White County, Illinois, where our White County Coal, LLC’s Pattiki mine is located.  The asset purchase price of $33.8 million cash paid at closing was allocated to owned and leased coal rights.  Between the Transaction Date and December 31, 2012, WOR Properties provided $51.6 million to White Oak for development of the acquired coal reserves, fulfilling its initial commitment for further development funding.  During the years ended December 31, 2013 and 2014, WOR Properties acquired from White Oak, for $29.4 million cash paid at various closings, an additional 104.7 million tons of reserves.  Of the additional tons acquired in 2014 and 2013, 53.4 million tons have been developed for mining by White Oak.  No reserve purchases from White Oak were made during the six months ended June 30, 2015.  At June 30, 2015, WOR Properties had provided $114.8 million to acquire a total of 309.6 million tons of coal reserves and fund the development of the acquired reserves.  WOR Properties had a remaining commitment of $25.2 million for additional coal reserve acquisitions.  Regarding funding of any additional commitments, see Note 15.

In conjunction with the Reserve Acquisition and the additional reserve acquisitions discussed above, WOR Properties entered into leases with White Oak, which provide White Oak the rights to develop and mine the acquired reserves.  The leases require, in consideration of the lease-back of the coal reserves and the funding of development of those coal reserves, White Oak to pay WOR Properties earned royalties and, during the period beginning January 1, 2015 and ending December 31, 2034, fully recoupable minimum royalty totaling $2.1 million per month.  The lease terms are through December 31, 2034, subject to certain renewal options for White Oak.  During the three and six months ended June 30, 2015, we received $4.2 million and $8.3 million, respectively, in minimum royalty payments from White Oak, against which earned royalties are credited.  Unearned minimum royalty payments from White Oak of $0.2 million and $2.0 million are reflected in the “Other current liabilities” and “Other liabilities” line items, respectively, in our condensed consolidated balance sheets.  During the three and six months ended June 30, 2015, we recorded $5.7 million and $10.1 million, respectively, of earned royalties from White Oak in the “Other sales and operating revenues” line item in our condensed consolidated statements of income.

Equity Investment – Series A Units

Concurrent with the Reserve Acquisition, our subsidiary, Alliance WOR Processing, LLC (“WOR Processing”), made an initial equity investment of $35.7 million in White Oak to purchase Series A Units representing ownership in White Oak.  WOR Processing purchased $229.0 million of additional Series A Units between the Transaction Date and December 31, 2014.  During the six months ended June 30, 2015, WOR Processing purchased $10.3 million of additional Series A Units, reaching WOR Processing’s maximum equity investment commitment of $275.0 million in Series A Units.  Additional equity investments in Series A Units of $10.3 million were made by another White Oak owner during the six months ended June 30, 2015, bringing the total purchases of Series A Units not acquired by WOR Processing as of June 30, 2015 to $50.0 million.

WOR Processing’s ownership and member’s voting interest in White Oak at June 30, 2015 were 40.0% based upon outstanding voting units.  The remainder of the equity ownership in White Oak, represented by Series A and Series B Units (“Remaining Equity”), was held by other investors and members of White Oak management.  See Note 15 regarding WOR Processing acquiring the Remaining Equity on July 31, 2015.

We continually review all rights provided to WOR Processing and us by various agreements with White Oak and concluded as of June 30, 2015 that all such rights were protective or participating in nature and did not provide WOR Processing or us the ability to unilaterally direct any of the primary activities of White Oak that most significantly impact its economic performance.  As such, we recognized WOR Processing’s interest in White Oak as an equity investment in affiliate in our condensed consolidated balance sheets.  As of June 30, 2015, WOR Processing had invested $275.0 million in Series A Units of White Oak equity, which represented our maximum exposure to loss as a result of our equity investment in White Oak exclusive of capitalized interest.  White Oak has made no equity distributions to us.

We record WOR Processing’s equity in income or losses of affiliates under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the preferences to which WOR Processing is entitled with respect to distributions.  For the three and six months ended June 30, 2015 and 2014, we were allocated losses of $22.0 million, $7.5 million, $31.4 million and $13.8 million, respectively, due primarily to losses incurred by White Oak.  Allocated losses from White Oak for the six months ended June 30, 2015 were reduced by, and are reflected net of, $2.6 million due to the impact of purchases of Series A Units during the period by another White Oak owner.  There were no additional Series A Unit purchases during the three months ended June 30, 2015.  Series A Unit purchases impact the future preferred distributions allocable to each owner and the ongoing allocation of income and losses for GAAP purposes under the HLBV method.

Services Agreement

Simultaneous with the closing of the Reserve Acquisition, WOR Processing entered into a Coal Handling and Preparation Agreement with White Oak pursuant to which WOR Processing committed to construct and operate a coal preparation plant and related facilities and a rail loop and loadout facility to service the White Oak longwall Mine No. 1.  WOR Processing earned fees of $13.1 million, $4.1 million, $27.0 million and $7.8 million for the three and six months ended June 30, 2015 and 2014, respectively, from White Oak for surface facility services.  Surface facility fees earned from White Oak are included in the other sales and operating revenues line item within our condensed consolidated statements of income.

In addition, the Intermediate Partnership loaned $10.5 million to White Oak for the construction of various assets on the surface property, including a bathhouse, office and warehouse (“Construction Loan”).  The Construction Loan has a term of 20 years.  White Oak began making repayments in January 2015 and made $0.4 million and $0.9 million in principal and interest payments during the three and six months ended June 30, 2015, respectively.

April 2015 Agreements

On April 20, 2015, we entered into various agreements with White Oak to purchase processed coal (“Coal Purchase Agreement”) from the White Oak Mine No. 1 and assist in certain marketing and transportation needs. We paid White Oak approximately $15.0 million for processed coal to be delivered between January 1, 2016 and June 30, 2017, of which $7.0 million and $8.0 million are reflected in the “Prepaid expenses and other assets” and “Other long-term assets” line items, respectively, in our condensed consolidated balance sheets and included in “Cash flows provided by operating activities” in our condensed consolidated statements of cash flow.  We also agreed to be White Oak’s exclusive representative for marketing White Oak coal in the export markets and to procure certain transportation related services for export shipments (“Export Agreements”).  Beginning in June 2015, White Oak is required to pay monthly minimums to us of $0.2 million for the export transportation services which are recoupable against a handling fee of $4.50 per ton shipped up to 125,000 tons per month for the transportation procurement. There were no shipments related to the Export Agreements for the three and six months ended June 30, 2015.  Minimum payments under the Export Agreements have been deferred in conjunction with additional funding discussed below.  Future activity related to the Coal Purchase Agreement and Export Agreements will be eliminated due to the consolidation of White Oak (see Note 15).

Additional Funding

On May 29, 2015 (“Additional Funding Date”), we agreed to loan White Oak $7.3 million (“Additional Funding Loan”) in connection with entering into a letter of intent regarding our acquisition of the Remaining Equity (see Note 15).  White Oak borrowed the entire amount available under the Additional Funding Loan in June 2015, which is reflected in the “Due from affiliates” line item in our condensed consolidated balance sheets and described as “Advances/loans to affiliate” in our condensed consolidated statements of cash flow.  The loan was terminated on July 31, 2015 in conjunction with our acquisition of the Remaining Equity (see Note 15).  On the Additional Funding Date, we also agreed to temporarily defer all payments owed to us by White Oak under the Export Agreements, coal leases, Construction Loan and Coal Handling and Preparation Agreement, which total $0.2 million, $2.2 million, $0.2 million and $10.2 million, respectively, as of June 30, 2015.  The deferred amounts are reflected in the “Due from affiliates” line item in our condensed consolidated balance sheets.  Payments for July 2015 under these agreements have also been deferred.

AllDale Minerals

On the Cavalier Formation Date, Cavalier Minerals (Note 7) contributed $7.4 million in return for a limited partner interest in AllDale Minerals, an entity created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  Between the Cavalier Formation Date and December 31, 2014, Cavalier Minerals’ contributed $4.2 million to AllDale Minerals.  During the three and six months ended June 30, 2015, Cavalier Minerals contributed $11.9 million and $20.5 million, respectively, bringing the total investment in AllDale Minerals to $32.1 million at June 30, 2015.  Cavalier Minerals had a remaining commitment to AllDale Minerals of $16.9 million at

June 30, 2015, which it expects to fund over the next year.  On July 1, 2015, Cavalier Minerals funded an additional $8.4 million of this commitment.  We continually review all rights provided to Cavalier Minerals and us by various agreements and continue to conclude all such rights do not provide Cavalier Minerals or us the ability to unilaterally direct any of the activities of AllDale Minerals that most significantly impact its economic performance.  As such, we account for Cavalier Minerals’ ownership interest in the income or loss of AllDale Minerals as equity income or loss in our condensed consolidated statements of income.  We record equity income or loss based on AllDale Minerals’ distribution structure.  Cavalier Minerals’ limited partner interest in AllDale Minerals was 71.7% at June 30, 2015.  The remainder of the equity ownership is held by other limited partners and AllDale Minerals Management.  For the three and six months ended June 30, 2015, we have been allocated losses of $0.2 million and $0.5 million, respectively, from AllDale Minerals.

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

In February 2015, WKY CoalPlay acquired approximately 39.1 million tons of proven and probable high-sulfur owned coal reserves located in Henderson and Union Counties, Kentucky from Central States for $25.0 million and in turn leased those reserves to us.  The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.1 million.  All annual minimum royalty payments are recoupable against earned royalty payments.  An option was also granted to us to acquire the leased reserves at any time during a three-year period beginning in February 2018 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the lease.  We paid WKY CoalPlay $2.1 million in February 2015 for the initial annual minimum royalty payment.  As of June 30, 2015, we had $10.8 million of advanced royalties with WKY CoalPlay, which is reflected in the long-term “Advance royalties” line item in our condensed consolidated balance sheets.

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

10.                            NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We apply the provisions of FASB ASC 260, Earnings Per Share, which requires the two-class method in calculating basic and diluted earnings per unit (“EPU”).  Net income of ARLP is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter. Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.1375 per unit, 25% of the amount we distribute in excess of $0.15625 per unit, and 50% of the amount we distribute in excess of $0.1875 per unit.  Our partnership agreement contractually limits our distributions to available cash; therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder.  In addition, outstanding awards under our Long-Term Incentive Plan (“LTIP”) and phantom units in notional accounts under our Supplemental Executive Retirement Plan (“SERP”) and the MGP Amended and Restated Deferred Compensation Plan for Directors (“Deferred Compensation Plan”) include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities.  As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.  The following is a reconciliation of net income of ARLP used for calculating basic earnings per unit and the weighted average units used in computing EPU for the three and six months ended June 30, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income of ARLP	$94,864	$137,653	$201,344	$253,557
Adjustments:
Managing general partner’s priority distributions	(36,371)	(32,682)	(71,834)	(64,366)
General partners’ 2% equity ownership	(1,170)	(2,099)	(2,590)	(3,783)

Limited partners’ interest in net income of ARLP	57,323	102,872	126,920	185,408

Less:
Distributions to participating securities	(873)	(729)	(1,722)	(1,437)
Undistributed earnings attributable to participating securities	(112)	(886)	(449)	(1,440)

Net income of ARLP available to limited partners	$56,338	$101,257	$124,749	$182,531

Weighted average limited partner units outstanding – basic and diluted	74,189	74,061	74,160	74,028

Basic and diluted net income of ARLP per limited partner unit (1)	$0.76	$1.37	$1.68	$2.47

(1)          Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive.  For the three and six months ended June 30, 2015 and 2014, the combined total of LTIP, SERP and Deferred Compensation Plan units of 660,400, 755,210, 753,177 and 748,446, respectively, were considered anti-dilutive under the treasury stock method.

11.                            WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability (including current and long-term liability balances) for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Beginning balance	$58,198	$62,989	$57,557	$62,909
Accruals increase	3,500	5,281	6,167	7,464
Payments	(2,100)	(2,778)	(4,614)	(5,527)
Interest accretion	489	647	977	1,293
Valuation gain (1)	(4,416)	(4,624)	(4,416)	(4,624)
Ending balance	$55,671	$61,515	$55,671	$61,515

(1)      Our liability for the estimated present value of current workers’ compensation benefits is based on our actuarial estimates.  Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  We conducted a mid-year review of our actuarial assumptions which resulted in a valuation gain in 2015 primarily attributable to favorable changes in claims development and an increase in the discount rate used to calculate the estimated present value of future obligations from 3.41% at December 31, 2014 to 3.71% at June 30, 2015.  Our mid-year 2014 actuarial review also resulted in a valuation gain primarily attributable to favorable changes in claims development, offset partially by a decrease in the utilized discount rate from 4.11% at December 31, 2013 to 3.67% at June 30, 2014.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Service cost	$732	$857	$1,464	$1,714
Interest cost	523	565	1,047	1,131
Amortization of net actuarial gain (1)	(112)	(263)	(225)	(526)
Net periodic benefit cost	$1,143	$1,159	$2,286	$2,319

(1)      Amortization of net actuarial gain is included in the operating expenses line item within our condensed consolidated statements of income.

12.                            COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of our managing general partner and its affiliates who perform services for us.  The LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by our President and Chief Executive Officer, subject to review and approval of the compensation committee of the MGP board of directors (the “Compensation Committee”).  On January 26, 2015, the

Compensation Committee determined that the vesting requirements for the 2012 grants of 202,778 restricted units (which is net of 11,450 forfeitures) had been satisfied as of January 1, 2015.  As a result of this vesting, on February 11, 2015, we issued 128,150 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy the tax withholding obligations for the LTIP participants.  On January 26, 2015, the Compensation Committee authorized additional grants of up to 314,019 restricted units, of which 303,165 were granted during the six months ended June 30, 2015 and will vest on January 1, 2018, subject to satisfaction of certain financial tests.  The fair value of these 2015 grants is equal to the intrinsic value at the date of grant, which was $37.18 per unit.  LTIP expense was $2.9 million and $2.5 million for the three months ended June 30, 2015 and 2014, respectively, and $5.5 million and $4.6 million for the six months ended June 30, 2015 and 2014, respectively.  After consideration of the January 1, 2015 vesting and subsequent issuance of 128,150 common units, approximately 3.7 million units remain available under the LTIP for issuance in the future, assuming all grants issued in 2013, 2014 and 2015 currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

As of June 30, 2015, there was $17.9 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.5 years.  As of June 30, 2015, the intrinsic value of the non-vested LTIP grants was $23.5 million.  As of June 30, 2015, the total obligation associated with the LTIP was $15.6 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

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

For the six months ended June 30, 2015 and 2014, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 14,020 and 10,806 phantom units, respectively, and the fair value of these phantom units was $34.58 per unit and $42.93 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plan expense was approximately $0.3 million for each of the three months ended June 30, 2015 and 2014, and $0.6 million for each of the six months ended June 30, 2015 and 2014.

As of June 30, 2015, there were 383,001 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $9.6 million.  As of June 30, 2015, the total obligation associated with the SERP and Deferred Compensation Plan was $13.0 million and is included in the partners’ capital-limited partners line item in our condensed consolidated balance sheets.

13.                            COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit cost for each of the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Service cost	$619	$544	$1,237	$1,087
Interest cost	1,074	1,018	2,148	2,037
Expected return on plan assets	(1,394)	(1,337)	(2,795)	(2,738)
Amortization of net loss (1)	835	162	1,677	387
Net periodic benefit cost	$1,134	$387	$2,267	$773

(1)          Amortization of net actuarial loss is included in the operating expenses line item within our condensed consolidated statements of income.

We previously disclosed in our financial statements for the year ended December 31, 2014 that we expected to contribute $3.1 million to the Pension Plan in 2015.  During the six months ended June 30, 2015, we made a contribution payment of $0.6 million to the Pension Plan for the 2014 plan year and $0.7 million for the 2015 plan year.  On July 15, 2015, we made a contribution payment of $0.7 million for the 2015 plan year.

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

The White Oak reportable segment is comprised of two operating segments, WOR Processing and WOR Properties.  WOR Processing includes both the surface operations at White Oak and the equity investment in White Oak.  WOR Properties owns coal reserves acquired from White Oak under lease-back arrangements (Note 8).  On July 31, 2015, WOR Processing acquired all of the Remaining Equity in White Oak (Note 15).  We anticipate realignment of our segment presentation in future filings to include White Oak with the Illinois Basin reportable segment.

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

Reportable segment results as of and for the three and six months ended June 30, 2015 and 2014 are presented below.

	Illinois Basin	Appalachia	White Oak	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Reportable segment results for the three months ended June 30, 2015 were as follows:

Total revenues (2)	$406,862	$167,165	$18,718	$51,691	$(39,716)	$604,720
Segment Adjusted EBITDA Expense (3)	244,843	118,744	3,726	44,137	(36,560)	374,890
Segment Adjusted EBITDA (4)(5)	157,248	45,547	(6,989)	7,259	(3,157)	199,908
Capital expenditures (7)	34,466	21,701	(37)	1,298	-	57,428

Reportable segment results for the three months ended June 30, 2014 were as follows:

Total revenues (2)	$424,523	$164,096	$4,170	$8,188	$(2,415)	$598,562
Segment Adjusted EBITDA Expense (3)	255,942	93,917	1,625	3,503	(2,415)	352,572
Segment Adjusted EBITDA (4)(5)	165,859	67,089	(4,915)	4,774	-	232,807
Capital expenditures (7)	62,166	18,541	220	4,188	-	85,115

Reportable segment results as of and for the six months ended June 30, 2015 were as follows:

Total revenues (2)	$780,216	$323,413	$37,086	$106,815	$(82,394)	$1,165,136
Segment Adjusted EBITDA Expense (3)	471,055	216,559	7,378	90,620	(76,156)	709,456
Segment Adjusted EBITDA (4)(5)	299,967	101,380	(1,670)	15,486	(6,239)	408,924
Total assets (6)	1,192,634	580,059	397,395	316,243	(156,402)	2,329,929
Capital expenditures (7)	68,208	37,439	(22)	2,133	-	107,758

Reportable segment results as of and for the six months ended June 30, 2014 were as follows:

Total revenues (2)	$821,025	$301,280	$7,868	$15,930	$(5,503)	$1,140,600
Segment Adjusted EBITDA Expense (3)	485,533	179,490	3,016	11,974	(5,503)	674,510
Segment Adjusted EBITDA (4)(5)	329,508	115,959	(8,912)	4,106	-	440,661
Total assets (6)	1,102,550	608,714	365,380	60,898	(1,549)	2,135,993
Capital expenditures (7)	117,875	28,669	2,179	7,256	-	155,979

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expenses (excluding depreciation, depletion and amortization) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Segment Adjusted EBITDA Expense	$374,890	$352,572	$709,456	$674,510
Outside coal purchases	(2)	(2)	(324)	(4)
Other income	177	323	295	629
Operating expenses (excluding depreciation, depletion and amortization)	$375,065	$352,893	$709,427	$675,135

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Consolidated Segment Adjusted EBITDA	$199,908	$232,807	$408,924	$440,661
General and administrative	(17,542)	(19,771)	(34,388)	(37,206)
Depreciation, depletion and amortization	(79,801)	(67,052)	(158,069)	(133,893)
Interest expense, net	(7,701)	(8,331)	(15,138)	(16,005)
Income tax expense	(7)	-	(5)	-
Net income	$94,857	$137,653	$201,324	$253,557

(5)      Includes equity in income (loss) of affiliates for the three and six months ended June 30, 2015 of $(22.0) and $(31.4) million, respectively, included in the White Oak segment and $(0.2) million and $(0.5) million, respectively, included in the Other and Corporate segment.  Includes equity in income (loss) of affiliates for the three and six months ended June 30, 2014 of $(7.5) million and $(13.8) million, respectively, included in the White Oak segment and $0.1 million, for each period, included in the Other and Corporate segment.

(6)      Total assets for the White Oak and Other and Corporate segments include investments in affiliate of $190.5 million and $31.3 million, respectively, at June 30, 2015 and $174.9 million and $1.6 million, respectively, at June 30, 2014.

(7)      Capital expenditures shown above include funding to White Oak of $1.4 million for the six months ended June 30, 2014 and no funding for the three months ended June 30, 2015 and 2014 or for the six months ended June 30, 2015 for the acquisition and development of coal reserves (Note 8), which is described as “Payments to affiliate for acquisition and development of coal reserves” in our condensed consolidated statements of cash flow.  Capital expenditures shown above exclude the Patriot acquisition on February 3, 2015 and MAC acquisition on January 1, 2015 (Note 4).

15.                            SUBSEQUENT EVENTS

On July 28, 2015, we declared a quarterly distribution for the quarter ended June 30, 2015, of $0.675 per unit, on all common units outstanding, totaling approximately $87.5 million (which includes our managing general partner’s incentive distributions), payable on August 14, 2015 to all unitholders of record as of August 7, 2015.

On July 31, 2015 (the “White Oak Acquisition Date”), WOR Processing acquired the remaining Series A and B Units, representing 60.0% equity ownership, from White Oak Finance Inc. and other parties (the “Sellers”) for $50.0 million cash paid at closing and additional contingent consideration that may be due in the future.  Contingent consideration will be payable to the Sellers if White Oak’s average coal sales prices exceed a specified amount.  We are in the process of estimating the fair value of this contingent consideration as well as the fair value of certain preexisting relationships between us and White Oak, including, but not limited to, our due from affiliate receivables related to the Construction Loan, Additional Funding Loan, Coal Handling and Preparation Agreement, Coal Purchase Agreement, Export Agreements and coal leases (see Note 8).  As of the White Oak Acquisition Date, we now own 100.0% of the equity interests in White Oak and have assumed operating control of the mine.  The acquisition of White Oak is consistent with our general business strategy and complements our current coal mining operations.  We are in the process of estimating the fair values of the individual assets acquired and liabilities assumed on the White Oak Acquisition Date.

Other than the events described above and in Notes 7, 8 and 14, there were no other subsequent events.

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

•                 References to “AGP” mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P.

Summary

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the third largest coal producer in the eastern U.S.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  As of June 30, 2015, we operated ten underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia and we operated a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  On July 31, 2015, we acquired the remaining equity interest in White Oak Resources LLC (“White Oak”), adding another underground mining complex to our operations.  Prior to July 31, 2015, we owned a non-controlling, preferred equity interest in White Oak, coal reserves under lease-back arrangements with White Oak and surface facilities at White Oak’s longwall mining complex in southern Illinois.  White Oak’s initial longwall system commenced operation in late October 2014.

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

•                 White Oak reportable segment is comprised of two operating segments, Alliance WOR Properties, LLC (“WOR Properties”) and Alliance WOR Processing, LLC (“WOR Processing”).  WOR Properties owns coal reserves acquired from White Oak under lease-back arrangements.  WOR Properties has also provided certain funding to White Oak for development of these reserves.  WOR Processing includes both the surface operations at White Oak and our equity investments in White Oak.  The White Oak reportable segment also includes a loan to White Oak from our Intermediate Partnership to construct certain surface facilities. On July 31, 2015, WOR Processing acquired the remaining equity interest in White Oak.  We anticipate realignment of our segment presentation in future filings to include White Oak with the Illinois Basin reportable segment.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. Equity Investments” and “– Note 15. Subsequent Events” of this Quarterly Report on Form 10-Q.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

We reported net income of $94.9 million for the three months ended June 30, 2015 (“2015 Quarter”) compared to $137.7 million for the three months ended June 30, 2014 (“2014 Quarter”). The decrease of $42.8 million was principally due to lower average coal sales prices and increased depreciation, depletion and amortization, operating expenses and equity in loss of affiliates from White Oak.  Average coal sales prices decreased by $1.38 to $54.13 per ton sold in the 2015 Quarter compared to $55.51 per ton sold in the 2014 Quarter.  Higher operating expenses during the 2015 Quarter primarily resulted from higher sales-related expenses due to increased coal sales volumes and increased operating expenses per ton discussed below, as well as certain non-recurring benefits realized in the 2014 Quarter, as discussed below.  The increases in operating expenses in the 2015 Quarter were partially offset by the impact of lower sales volumes at our Warrior mine as it continues to transition to a new mining area, our Gibson North mine due to shift reductions in response to market conditions and an inventory build at our Dotiki and River View mines as compared to the 2014 Quarter.  Decreases to net income were also offset partially by increased other sales and operating revenues, primarily reflecting higher surface facility services and coal royalties related to our participation in the White Oak Mine No. 1.

	Three Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(per ton sold)
Tons sold	10,481	10,362	N/A	N/A
Tons produced	9,519	9,761	N/A	N/A
Coal sales	$567,288	$575,191	$54.13	$55.51
Operating expenses and outside coal purchases	$375,067	$352,895	$35.79	$34.06

Coal sales.  Coal sales for the 2015 Quarter decreased 1.4% to $567.3 million from $575.2 million for the 2014 Quarter.  The decrease of $7.9 million in coal sales reflected lower average coal sales prices (reducing coal sales by $14.5 million), partially offset by increased tons sold (contributing $6.6 million in additional coal sales).  Average coal sales prices decreased $1.38 per ton sold in the 2015 Quarter to $54.13 per ton sold as compared to $55.51 per ton sold in the 2014 Quarter, primarily as a result of lower average prices at various mines, particularly at our Tunnel Ridge, MC Mining and Gibson Complex mines, reflecting current market conditions.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 6.3% to $375.1 million for the 2015 Quarter from $352.9 million for the 2014 Quarter.  On a per ton basis, operating expenses and outside coal purchases increased 5.1% to $35.79 per ton sold from $34.06 per ton sold in the 2014 Quarter, primarily due to lower recoveries at our Warrior, Onton and Appalachian mines, reduced production at our Gibson North mine due to shift reductions and non-recurring benefits realized in the 2014 Quarter from a gain of $4.4 million recognized on the sale of assets at the Pontiki mine and a $7.0 million insurance settlement related to an adverse geological event in 2013 at the Onton mine.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                 Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 4.2% to $12.26 per ton in the 2015 Quarter from $11.77 per ton in the 2014 Quarter.  This increase of $0.49 per ton was primarily attributable to higher medical expenses at certain mines and production variances at certain mines discussed above;

•                 Materials and supplies expenses per ton produced increased slightly to $11.80 per ton in the 2015 Quarter from $11.71 per ton in the 2014 Quarter.  The increase of $0.09 per ton produced resulted primarily from an increase in cost for certain products and services, primarily environmental and reclamation (increase of $0.37 per ton) and outside services used in the mining process (increase of $0.16 per ton) offset partially by lower roof support expenses (decrease of $0.23 per ton) and ventilation-related materials and supplies (decrease of $0.22 per ton) and production variances at certain mines discussed above; and

•                 Maintenance expense per ton produced increased 2.5% to $4.08 per ton in the 2015 Quarter from $3.98 per ton in the 2014 Quarter.  The increase of $0.10 per ton produced was primarily from production variances at certain mines discussed above.

Operating expenses and outside coal purchases per ton increases discussed above were offset partially by the following decreases:

•                 Workers compensation expenses per ton produced decreased to $0.17 per ton in the 2015 Quarter from $0.30 per ton in the 2014 Quarter.  The decrease of $0.13 per ton produced resulted primarily from favorable claim trends and an increase in the discount rate used to calculate the estimated present value of future obligations; and

•                 Production taxes and royalties expenses (which were incurred as a percentage of coal sales prices and volumes) decreased $0.36 per produced ton sold in the 2015 Quarter compared to the 2014 Quarter primarily as a result of lower average coal sales prices as discussed above and increased brokerage coal sales which have minimal production taxes and royalty expenses if any.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, surface facility services and coal royalty revenues received from White Oak and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $29.7 million in the 2015 Quarter from $17.6 million in the 2014 Quarter.  The increase of $12.1 million was primarily due to increased surface facility services and coal royalty revenues received from White Oak as a result of the ramp-up of longwall production offset in part by reduced payments in lieu of shipments received from a customer related to an Appalachian coal supply agreement.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $79.8 million for the 2015 Quarter from $67.1 million for the 2014 Quarter.  The increase of $12.7 million was primarily attributable to the reduction of the economic mine life at our Elk Creek mine, which is expected to close in early 2016, increased production at our Gibson South mine, which commenced initial production in April 2014, increased throughput at our White Oak surface facilities related to the commencement of longwall production in late October, 2014, amortization of coal supply agreements acquired in December 2014 and capital expenditures related to infrastructure investments at various operations.

General and administrative.  General and administrative expense for the 2015 Quarter decreased to $17.5 million compared to $19.8 million in the 2014 Quarter.  The decrease of $2.3 million was primarily due to lower incentive compensation expenses.

Equity in loss of affiliates, net.  Equity in loss of affiliates, net for the 2015 Quarter includes our equity investments in White Oak and AllDale Minerals.  The 2014 Quarter includes White Oak and MAC.  Regarding MAC’s exclusion from the 2015 Quarter, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisitions” of this Quarterly Report on Form 10-Q.  For the 2015 Quarter, we recognized equity in loss of affiliates, net of $22.1 million compared to $7.4 million for the 2014 Quarter.  The increase in equity in loss of affiliates, net is primarily due to low coal sales price realizations and higher expenses reflecting White Oak’s continued ramp up of longwall operations following the commencement of operations in late 2014.  For more information regarding White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. Equity Investments” and “– Note 15. Subsequent Events” of this Quarterly Report on Form 10-Q.

Transportation revenues and expenses.  Transportation revenues and expenses were $7.8 million and $5.8 million for the 2015 and 2014 Quarters, respectively.  The increase of $2.0 million was primarily attributable to increased tonnage for which we arrange transportation at certain mines.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Segment Adjusted EBITDA.  Our 2015 Quarter Segment Adjusted EBITDA decreased $32.9 million, or 14.1%, to $199.9 million from the 2014 Quarter Segment Adjusted EBITDA of $232.8 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Three Months Ended June 30,
	2015	2014	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$157,248	$165,859	$(8,611)	(5.2)%
Appalachia	45,547	67,089	(21,542)	(32.1)%
White Oak	(6,989)	(4,915)	(2,074)	(42.2)%
Other and Corporate	7,259	4,774	2,485	52.1%
Elimination	(3,157)	-	(3,157)	-
Total Segment Adjusted EBITDA (2)	$199,908	$232,807	$(32,899)	(14.1)%

Tons sold
Illinois Basin	7,739	8,014	(275)	(3.4)%
Appalachia	2,742	2,348	394	16.8%
White Oak	-	-	-	-
Other and Corporate	812	-	812	-
Elimination	(812)	-	(812)	-
Total tons sold	10,481	10,362	119	1.1%

Coal sales
Illinois Basin	$401,777	$420,924	$(19,147)	(4.5)%
Appalachia	162,382	154,107	8,275	5.4%
White Oak	-	-	-	-
Other and Corporate	38,032	160	37,872	(1)
Elimination	(34,903)	-	(34,903)	-
Total coal sales	$567,288	$575,191	$(7,903)	(1.4)%

Other sales and operating revenues
Illinois Basin	$314	$877	$(563)	(64.2)%
Appalachia	1,909	6,900	(4,991)	(72.3)%
White Oak	18,718	4,169	14,549	(1)
Other and Corporate	13,524	8,030	5,494	68.4%
Elimination	(4,813)	(2,415)	(2,398)	(99.3)%
Total other sales and operating revenues	$29,652	$17,561	$12,091	68.9%

Segment Adjusted EBITDA Expense
Illinois Basin	$244,843	$255,942	$(11,099)	(4.3)%
Appalachia	118,744	93,917	24,827	26.4%
White Oak	3,726	1,625	2,101	(1)
Other and Corporate	44,137	3,503	40,634	(1)
Elimination	(36,560)	(2,415)	(34,145)	(1)
Total Segment Adjusted EBITDA Expense (3)	$374,890	$352,572	$22,318	6.3%

(1)  Percentage change was greater than or equal to 100%.

(2) Segment Adjusted EBITDA, which is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”), is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2015	2014

Segment Adjusted EBITDA	$199,908	$232,807

General and administrative	(17,542)	(19,771)
Depreciation, depletion and amortization	(79,801)	(67,052)
Interest expense, net	(7,701)	(8,331)
Income tax expense	(7)	-
Net income	$94,857	$137,653

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2015	2014

Segment Adjusted EBITDA Expense	$374,890	$352,572

Outside coal purchases	(2)	(2)
Other income	177	323
Operating expenses (excluding depreciation, depletion and amortization)	$375,065	$352,893

Illinois Basin – Segment Adjusted EBITDA decreased 5.2% to $157.2 million in the 2015 Quarter from $165.9 million in the 2014 Quarter.  The decrease of $8.7 million was primarily attributable to lower coal recoveries at our Warrior mine as it continues to transition into a new mining area, reduced production at our Gibson North mine due to shift reductions in response to market conditions and an inventory build at our Dotiki and River View mines, partially offset by strong performance from our Gibson South mine reflecting increased production at the mine since commencement of initial production in April 2014.  Coal sales decreased 4.5% to $401.8 million compared to $420.9 million in the 2014 Quarter.  The decrease of $19.1 million primarily reflects decreased tons sold resulting from general market conditions and timing of shipments at various locations, partially offset by increased volume from the production ramp-up at our Gibson South mine.  Also impacting the 2015 Quarter were lower average coal sales prices of $51.91 per ton sold during the 2015 Quarter compared to $52.52 per ton sold in the 2014 Quarter.  Segment Adjusted EBITDA Expense decreased 4.3% to $244.8 million in the 2015 Quarter from $255.9 million in the 2014 Quarter reflecting lower sales volumes discussed above.  Segment Adjusted EBITDA Expense per ton sold decreased $0.30 to $31.64 in the 2015 Quarter from $31.94 per ton sold in the 2014 Quarter, primarily due to increased lower cost production at our Gibson South mine discussed above, reduced workers’ compensation expense at our Pattiki mine, as well as certain cost decreases described above under “–Operating expenses and outside coal purchases.”  The decrease in Segment Adjusted EBITDA Expense for the 2015 Quarter was partially offset by the benefit of $7.0 million of insurance proceeds received in the 2014 Quarter related to the adverse geological event at our Onton mine in 2013.

Appalachia – Segment Adjusted EBITDA decreased 32.1% to $45.5 million for the 2015 Quarter from $67.1 million in the 2014 Quarter.  The decrease of $21.6 million was primarily attributable to lower average coal sales prices of $59.22 per ton sold during the 2015 Quarter compared to $65.61 per ton sold in the 2014 Quarter as a result of current market conditions, as well as the impact of a previously disclosed customer breach of an above-market coal supply agreement at Tunnel Ridge, which is now the subject of litigation, partially offset by increased tons sold, which rose 16.8% to 2.7 million tons sold in the 2015 Quarter.  Segment Adjusted EBITDA was also impacted by reduced other sales and operating revenues in the 2015 Quarter due to lower payments in lieu of shipments received concerning the same Tunnel Ridge coal supply agreement.  Coal sales increased 5.4% to $162.4 million compared to $154.1 million in the 2014 Quarter.  The increase of $8.3 million was primarily due to increased sales volumes at our Tunnel Ridge mine partially offset by price realization decreases discussed above.  Segment Adjusted EBITDA Expense increased 26.4% to $118.7 million in the 2015 Quarter from $93.9 million in the 2014 Quarter and increased $3.32 per ton sold to $43.31 from $39.99 per ton sold in the 2014 Quarter, primarily due to lower recoveries across the region and increased workers’ compensation expense at our MC Mining mine reflecting actuarial gains in the 2014 Quarter, as well as certain cost increases described above under “–Operating expenses and outside coal purchases.”

White Oak – Segment Adjusted EBITDA was $(7.0) million in the 2015 Quarter compared to $(4.9) million in the 2014 Quarter.  The decrease of $2.1 million was primarily as a result of an increase in allocated losses from White Oak, partially offset by increased surface facility services and coal royalties received from White Oak due to the ramp-up of longwall production at the White Oak Mine No. 1.  We received revenues for surface facility services and coal royalties of $18.7 million and $4.2 million for the 2015 and 2014 Quarters, respectively.  We were allocated $22.0 million and $7.5 million in losses for the 2015 and 2014 Quarters, respectively.  Our increased equity in loss of affiliates from White Oak reflects reduced price realizations and additional mine operating expenses related to the longwall production ramp-up.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. Equity Investments” and “– Note 15. Subsequent Events” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA increased $2.5 million in the 2015 Quarter from the 2014 Quarter and Segment Adjusted EBITDA Expense increased to $44.1 million for the 2015 Quarter compared to $3.5 million for the 2014 Quarter.  These increases were primarily as a result of increased coal brokerage activity, safety equipment sales by the Matrix Group, Mt. Vernon transloading services and intercompany revenues and expenses of AROP Funding and Wildcat Insurance (which are eliminated upon consolidation).  Segment Adjusted EBITDA Expense also increased in the 2015 Quarter due to the benefit of a $4.4 million gain recognized in the 2014 Quarter on the sale of Pontiki’s assets.

Elimination – Segment Adjusted EBITDA Expense and coal sales eliminations significantly increased in the 2015 Quarter to $36.6 million and $34.9 million, respectively, reflecting additional intercompany coal sales to Alliance Coal, our operating subsidiary, to support increased coal brokerage activity resulting from new coal supply agreements acquired from Patriot on December 31, 2014.  For more information on the Patriot acquisition, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisitions” of this Quarterly Report on Form 10-Q.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

We reported net income of $201.3 million for the six months ended June 30, 2015 (“2015 Period”) compared to $253.6 million for the six months ended June 30, 2014 (“2014 Period”). This decrease of $52.3 million was principally due to lower average coal sales prices, increased operating expenses, equity in loss of affiliates and depreciation, depletion and amortization.  Average coal sales prices decreased by $1.13 to $54.30 per ton sold in the 2015 Period compared to $55.43 per ton sold in the 2014 Period.  Higher operating expenses during the 2015 Period primarily resulted from increased sales and production volumes from our Gibson South, Mettiki and Tunnel Ridge mines, as well as higher labor-related expenses at certain Illinois Basin operations and non-reoccurring expense reductions in the 2014 Period related to Onton insurance proceeds and a gain on the sale of Pontiki assets both discussed below.  The increases in operating expenses were partially offset by the impact of lower sales at our Warrior mine as it continues to transition to a new mining area, lower sales at our Gibson North mine due to shift reductions in response to market conditions and an inventory build at our Hopkins, Dotiki and River View mines.  Decreases to net income were also offset partially by increased other sales and operating revenues primarily reflecting higher surface facility services and coal royalties related to our participation in the White Oak Mine No. 1.

	Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(per ton sold)
Tons sold	19,982	19,857	N/A	N/A
Tons produced	20,021	20,014	N/A	N/A
Coal sales	$1,085,027	$1,100,736	$54.30	$55.43
Operating expenses and outside coal purchases	$ 709,751	$ 675,139	$35.52	$34.00

Coal sales.  Coal sales decreased 1.4% to $1.09 billion for the 2015 Period from $1.10 billion for the 2014 Period.  The decrease of $15.7 million in coal sales reflected lower average coal sales prices (reducing coal sales by $22.6 million), partially offset by the benefit of record tons sold (contributing $6.9 million in additional coal sales).  Average coal sales prices decreased $1.13 per ton sold to $54.30 per ton in the 2015 Period as compared to $55.43 per ton sold in the 2014 Period, primarily as a result of lower average prices at various mines, particularly at our Tunnel Ridge, MC Mining and Gibson Complex mines, reflecting current market conditions.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 5.1% to $709.8 million for the 2015 Period from $675.1 million for the 2014 Period.  On a per ton basis, operating expenses and outside coal purchases increased 4.5% to $35.52 per ton sold in the 2015 Period from $34.00 per ton sold in the 2014 Period, primarily due to lower recoveries at our Warrior, Onton and Appalachian mines and reduced production at our Gibson North mine due to shift reductions, partially offset by increased production from our Gibson South mine reflecting the commencement of initial production at Gibson South in April 2014 and reduced longwall move days and increased longwall production days at our Mettiki and Tunnel Ridge mines.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•     Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 4.3% to $11.91 per ton in the 2015 Period from $11.42 per ton in the 2014 Period.  This increase of $0.49 per ton was primarily attributable to higher medical expenses at certain Illinois Basin mines and production variances discussed above;

•     Material and supplies expenses per ton produced increased 3.5% to $11.72 per ton in the 2015 Period from $11.32 per ton in the 2014 Period.  The increase of $0.40 per ton produced resulted from higher costs for certain products and services, primarily contract labor used in the mining process (increase of $0.16 per ton), longwall subsidence expense (increase of $0.13 per ton) and outside services used in the mining process (increase of $0.11 per ton), partially offset by lower ventilation-related materials and supplies (decrease of $0.08 per ton);

•     Operating expenses for the 2015 Period were unfavorably impacted by the benefit of $7.0 million of insurance proceeds in the 2014 Period related to claims from the adverse geological event at the Onton mine in 2013; and

•     Operating expenses for the 2015 Period were also unfavorably impacted by the benefit of a gain of $4.4 million recognized in the 2014 Period on the sale of Pontiki’s assets.  In May 2014, Pontiki completed the sale of most of its assets, including certain coal reserves, mining equipment and infrastructure and surface facilities.

Other sales and operating revenues.  Other sales and operating revenues are principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, surface facility services and coal royalty revenues received from White Oak and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $65.2 million for the 2015 Period from $28.0 million for the 2014 Period.  The increase of $37.2 million was primarily attributable to increased surface facility services and coal royalty revenues received from White Oak as a result of the ramp-up of longwall production and increased revenues at our Mt. Vernon operations primarily due to increased transloading for White Oak volumes.

General and administrative.  General and administrative expenses for the 2015 Period decreased to $34.4 million compared to $37.2 million in the 2014 Period.  The decrease of $2.8 million was primarily due to lower incentive compensation expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $158.1 million for the 2015 Period from $133.9 million for the 2014 Period.  The increase of $24.2 million was attributable to the reduction of the economic mine life at our Elk Creek mine, which is expected to close in early 2016, increased production at our Gibson South mine, which commenced initial production in April 2014, increased throughput at our White Oak surface facilities related to the commencement of longwall production in late October 2014, amortization of coal supply agreements acquired in December 2014 and capital expenditures related to infrastructure investments at various operations.

Equity in loss of affiliates, net.  Equity in loss of affiliates, net includes our equity investments in White Oak and AllDale Minerals.  The 2014 Period includes White Oak and MAC.  Regarding MAC’s exclusion from the 2015 Period, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisitions” of this Quarterly Report on Form 10-Q.  For the 2015 Period, we recognized equity in loss of affiliates, net of $31.8 million compared to $13.6 million for the 2014 Period.  The increase in equity in loss of affiliates, net is primarily due to low coal sales price realizations and higher expenses reflecting White Oak’s continued ramp up of longwall operations following the commencement of operations in October 2014, partially offset by the impact of changes in allocations of equity income or losses resulting from equity contributions during the 2015 Period by another White Oak owner.  For more information regarding White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. Equity Investments” and “– Note 15. Subsequent Events” of this Quarterly Report on Form 10-Q.

Transportation revenues and expenses.  Transportation revenues and expenses were $14.9 million and $11.8 million for the 2015 and 2014 Periods, respectively.  The increase of $3.1 million was primarily attributable to increased tonnage for which we arrange transportation at certain mines, partially offset by a decrease in average transportation rates in the 2015 Period.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Segment Adjusted EBITDA.  Our 2015 Period Segment Adjusted EBITDA decreased $31.8 million, or 7.2%, to $408.9 million from the 2014 Period Segment Adjusted EBITDA of $440.7 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are (in thousands):

	Six Months Ended June 30,
	2015	2014	Increase/(Decrease)
Segment Adjusted EBITDA
Illinois Basin	$299,967	$329,508	$(29,541)	(9.0)%
Appalachia	101,380	115,959	(14,579)	(12.6)%
White Oak	(1,670)	(8,912)	7,242	81.3%
Other and Corporate	15,486	4,106	11,380	(1)
Elimination	(6,239)	-	(6,239)	-
Total Segment Adjusted EBITDA (2)	$408,924	$440,661	$(31,737)	(7.2)%

Tons sold
Illinois Basin	14,858	15,496	(638)	(4.1)%
Appalachia	5,116	4,361	755	17.3%
White Oak	-	-	-	-
Other and Corporate	1,698	-	1,698	-
Elimination	(1,690)	-	(1,690)	-
Total tons sold	19,982	19,857	125	0.6%

Coal sales
Illinois Basin	$770,066	$813,178	$(43,112)	(5.3)%
Appalachia	308,268	287,398	20,870	7.3%
White Oak	-	-	-	-
Other and Corporate	79,350	160	79,190	(1)
Elimination	(72,657)	-	(72,657)	-
Total coal sales	$1,085,027	$1,100,736	$(15,709)	(1.4)%

Other sales and operating revenues
Illinois Basin	$956	$1,863	$(907)	(48.7)%
Appalachia	9,671	8,051	1,620	20.1%
White Oak	37,086	7,867	29,219	(1)
Other and Corporate	27,205	15,771	11,434	72.5%
Elimination	(9,737)	(5,503)	(4,234)	(76.9)%
Total other sales and operating revenues	$65,181	$28,049	$37,132	(1)

Segment Adjusted EBITDA Expense
Illinois Basin	$471,055	$485,533	$(14,478)	(3.0)%
Appalachia	216,559	179,490	37,069	20.7%
White Oak	7,378	3,016	4,362	(1)
Other and Corporate	90,620	11,974	78,646	(1)
Elimination	(76,156)	(5,503)	(70,653)	(1)
Total Segment Adjusted EBITDA Expense (3)	$709,456	$674,510	$34,946	5.2%

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure (in thousands):

	Six Months Ended
	June 30,
	2015	2014

Segment Adjusted EBITDA	$408,924	$440,661

General and administrative	(34,388)	(37,206)
Depreciation, depletion and amortization	(158,069)	(133,893)
Interest expense, net	(15,138)	(16,005)
Income tax expense	(5)	-
Net income	$201,324	$253,557

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure (in thousands):

	Six Months Ended
	June 30,
	2015	2014

Segment Adjusted EBITDA Expense	$709,456	$674,510

Outside coal purchases	(324)	(4)
Other income	295	629
Operating expenses (excluding depreciation, depletion and amortization)	$709,427	$675,135

Illinois Basin – Segment Adjusted EBITDA decreased 9.0% to $300.0 million in the 2015 Period from $329.5 million in the 2014 Period.  The decrease of $29.5 million was primarily attributable to lower coal recoveries and reduced volumes at our Warrior mine as it continues to transition into a new mining area, reduced production at our Gibson North mine due to shift reductions in response to market conditions and the benefit of insurance proceeds received in the 2014 Period related to the Onton mine as discussed above, partially offset by increased production and sales from our new Gibson South mine.  Coal sales decreased 5.3% to $770.1 million in the 2015 Period from $813.2 million in the 2014 Period.  The decrease of $43.1 million reflects decreased tons sold resulting from market conditions and timing of shipments at various locations, partially offset by increased tons sold from the production ramp-up at our Gibson South mine.  Also impacting the 2015 Period was lower average coal sales price which decreased 1.2% to $51.83 per ton sold compared to $52.48 per ton sold in the 2014 Period.  Segment Adjusted EBITDA Expense decreased 3.0% to $471.1 million in the 2015 Period from $485.5 million in the 2014 Period due to decreased sales and production at our Warrior and Gibson North mines as discussed above and an inventory build at our River View mine, offset in part by increased volumes at our Gibson South mine.  Segment Adjusted EBITDA Expense per ton increased $0.37 per ton sold to $31.70 in the 2015 Period from $31.33 per ton sold in the 2014 Period, primarily as a result of decreased production discussed above as well as certain cost increases described above under “–Operating expenses and outside coal purchases.”

Appalachia – Segment Adjusted EBITDA decreased to $101.4 million for the 2015 Period as compared to $116.0 million for the 2014 Period.  The decrease of $14.6 million was primarily attributable to lower average coal sales price as a result of current market conditions and lower production recoveries across the region offset in part by increased payments in lieu of shipments received from a customer related to a Tunnel Ridge coal supply agreement.  Coal sales increased 7.3% to $308.3 million in the 2015 Period compared to $287.4 million in the 2014 Period.  The increase of $20.9 million was primarily attributable to increased tons sold, which increased 17.3% to 5.1 million tons in the 2015 Period compared to 4.4 million tons sold in the 2014 Period reflecting increased production and sales volumes at our Tunnel Ridge and Mettiki mines.  Partially offsetting increased tons sold was lower average coal sales price of $60.26 per ton sold during the 2015 Period compared to $65.90 per ton sold in the 2014 Period reflecting market conditions primarily impacting our Tunnel Ridge and MC Mining mines.  Segment Adjusted EBITDA Expense increased 20.7% to $216.6 million in the 2015 Period from $179.5 million in the 2014 Period and increased $1.17 per ton sold to $42.33 from $41.16 per ton sold in the 2014 Period, primarily due to lower recoveries as discussed above and increased materials and supplies and maintenance costs at our Tunnel Ridge mine, as well as certain other cost increases discussed above under “–Operating expenses and outside coal purchases.”

White Oak – Segment Adjusted EBITDA increased to $(1.7) million in the 2015 Period compared to $(8.9) million in the 2014 Period.  The increase of $7.2 million was primarily as a result of increased surface facility services and coal royalties received from White Oak due to the ramp-up of longwall production at the White Oak Mine No. 1, partially offset by an increase in allocated losses from

White Oak.  We received revenues for surface facility services and coal royalties of $37.1 million and $7.9 million for the 2015 and 2014 Periods, respectively.  We were allocated $31.4 million and $13.8 million in losses for the 2015 and 2014 Periods, respectively.  Our equity in loss of affiliates from White Oak for the 2015 Period was favorably impacted by reduced allocation of losses to us as a result of equity contributions by another White Oak owner as discussed above under “–Equity in loss of affiliates, net.”  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. Equity Investments” and “– Note 15. Subsequent Events” of this Quarterly Report on Form 10-Q.

Other and Corporate – Segment Adjusted EBITDA increased $11.4 million to $15.5 million in the 2015 Period from $4.1 million in the 2014 Period and Segment Adjusted EBITDA Expense increased to $90.6 million from $12.0 million for the 2015 Period.  These increases were primarily as a result of increased coal brokerage activity, safety equipment sales by the Matrix Group, Mt. Vernon transloading services and intercompany revenues and expenses of AROP Funding and Wildcat Insurance (which are eliminated upon consolidation).  Segment Adjusted EBITDA Expense also increased in the 2015 Period due to the benefit of a gain of $4.4 million recognized in the 2014 Period on the sale of Pontiki’s assets.

Elimination – Segment Adjusted EBITDA Expense and coal sales eliminations significantly increased in the 2015 Period to $76.2 million and $72.7 million, respectively, reflecting additional intercompany coal sales to Alliance Coal, our operating subsidiary, to support increased coal brokerage activity resulting from new coal supply agreements acquired from Patriot on December 31, 2014.  For more information on the Patriot acquisition, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisitions” of this Quarterly Report on Form 10-Q.

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

Cash Flows

Cash provided by operating activities was $338.9 million for the 2015 Period compared to $379.4 million for the 2014 Period.  The decrease in cash provided by operating activities was primarily due to lower net income, a decrease in accounts payable during the 2015 Period compared to an increase during the 2014 Period, increased advanced royalties related to recent mineral interest leases acquired in late 2014 and a greater decrease in payroll and related benefits accruals reflecting higher annual incentive compensation payments in the 2015 Period, partially offset by a greater increase in trade receivables and coal inventories in the 2014 Period.

Net cash used in investing activities was $177.6 million for the 2015 Period compared to $208.8 million for the 2014 Period.  The decrease in cash used in investing activities was primarily attributable to the lower capital expenditures for mine infrastructure and equipment at various mines, particularly at our Gibson South mine, and a decrease in funding of the White Oak equity investment in the 2015 Period, partially offset by acquisitions in the 2015 Period.  For more information regarding acquisitions, please read “Item 1. Financial Statements (Unaudited) – Note 4. Acquisitions” of this Quarterly Report on Form 10-Q.

Net cash used in financing activities was $142.6 million for the 2015 Period compared to $244.8 million for the 2014 Period.  The decrease in cash used in financing activities was primarily attributable to a decrease in payments and an increase in borrowings under our revolving credit facilities during the 2015 Period, partially offset by increased distributions paid to partners in the 2015 Period and repayment of our Series A Senior Notes in the 2015 Period, which is discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures decreased to $107.8 million in the 2015 Period from $154.6 million in the 2014 Period.

Our anticipated total capital expenditures for the year ending December 31, 2015 are estimated in a range of $265.0 million to $285.0 million, which includes expenditures for infrastructure projects and maintenance capital at various mines.  In addition to these capital expenditures, ARLP now anticipates funding in 2015 investments of approximately $95.0 million to $100.0 million.  Included in this estimate is approximately $38.0 million to complete ARLP’s current commitment to acquire natural resource minerals, $10.8 million of preferred equity contribution funded to White Oak in the 2015 Period and $50.0 million payment to acquire the remaining equity interests in White Oak.  For more information on White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. Equity Investments” and “– Note 15. Subsequent Events” of this Quarterly Report on Form 10-Q.  Management anticipates funding remaining 2015 capital requirements with cash and cash equivalents ($43.3 million as of June 30, 2015), cash flows from operations, borrowings under the revolving credit and securitization facilities as discussed below and, if necessary, accessing the debt or equity capital markets.  We will continue to have significant capital requirements over the long-term, which may require us to obtain additional debt or equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility.  On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “Revolving Credit Facility”) of $700.0 million and a term loan (the “Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the “Credit Facility”).  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  We have elected a Eurodollar Rate which, with applicable margin, was 1.84% on borrowings outstanding as of June 30, 2015.  The Credit Facility matures May 23, 2017, at which time all amounts then outstanding are required to be repaid.  Interest is payable quarterly, with principal of the Term Loan due as follows: for each quarter commencing June 30, 2014 and ending March 31, 2016, quarterly principal payments in an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the Term Loan advances outstanding; and the remaining balance of the Term Loan advances at maturity.  In June 2014, we began making quarterly principal payments on the Term Loan, leaving a balance of $218.8 million at

June 30, 2015.  We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change of control” (as defined in the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.

At June 30, 2015, we had borrowings of $393.0 million and $5.4 million of letters of credit outstanding with $301.6 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures, debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

Series B Senior Notes.  On June 26, 2008, we issued under the 2008 Note Purchase Agreement $145.0 million of Series B senior notes (“Series B Notes”), which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

The Series B Notes and the Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.09 to 1.0 and 23.9 to 1.0, respectively, for the trailing twelve months ended June 30, 2015.  We were in compliance with the covenants of the ARLP Debt Arrangements as of June 30, 2015.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility (“Securitization Facility”) providing additional liquidity and funding.  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The Securitization Facility has an initial term of 364 days; however, we have the contractual ability and the intent to extend the term for an additional 364 days.  At June 30, 2015, we had $100.0 million outstanding under the Securitization Facility.  Debt issuance costs were immaterial for this transaction.

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  At June 30, 2015, we had $30.7 million in letters of credit outstanding under agreements with these two banks.

Related-Party Transactions

We have continuing related-party transactions with our managing general partner, AHGP and SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, mineral and equipment leases with SGP and its affiliates, and agreements relating to the use of aircraft.  Recently, we entered into three mineral leases with WKY CoalPlay, LLC, an affiliate of SGP.  We have also had transactions with AllDale Minerals and Bluegrass Minerals to support the acquisition of oil and gas mineral interests and White Oak to support their longwall mining operation.  For more information regarding AllDale Minerals, Bluegrass Minerals and White Oak, please read “Item 1. Financial Statements (Unaudited) – Note 8. Equity Investments” and “– Note 15. Subsequent Events” of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2014, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning related-party transactions.

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

Other Information

Regulation and Laws

Reference is made to “Item 1. Business – Regulation and Laws – Air Emissions” in our Annual Report on Form 10-K for the year ended December 31, 2014.

In June 2015, the United States Supreme Court decided Michigan v. EPA in which the Court held that the EPA should have considered the compliance costs associated with its Mercury and Air Toxics Standards (“MATS”) in deciding to regulate power plants under Section 112(n)(1) of the Clean Air Act.  The Court did not vacate the MATS rule, and it remains to be seen what action the D.C. Circuit Court of Appeals will take on remand to conform its prior judgment to the Court’s opinion.  If the rule is vacated, it is unclear how and when the EPA might reevaluate its decision to regulate emissions of mercury and other toxic pollutants from power plants in light of the Supreme Court’s instruction to consider the compliance costs of any such program pursuant to Section 112(n)(1); the EPA may re-propose the MATS rule or otherwise pursue regulation of emissions of mercury and other toxic pollutants from power plants in the future.  The MATS rule was expected to result in the retirement of certain older coal plants.  It remains to be seen whether any such plants may reevaluate their decision to retire following the Supreme Court’s decision, or whether plants that have already installed certain controls to comply with MATS will continue to operate them at all times.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $393.0 million in borrowings under the Revolving Credit Facility, $218.8 million outstanding under the Term Loan and $100.0 million in borrowings under the Securitization Facility at June 30, 2015.  A one percentage point increase in the interest rates related to the Revolving Credit Facility, Term Loan and Securitization Facility would result in an annualized increase in 2015 interest expense of $7.1 million, based on interest rate and borrowing levels at June 30, 2015.  With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $4.2 million in the estimated fair value of these borrowings.

As of June 30, 2015, the estimated fair value of the ARLP Debt Arrangements was approximately $865.5 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2015.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.                                        CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2015.

During the quarterly period ended June 30, 2015, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                             RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.  We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as follows.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Fiscal Year 2016 Budget proposed by the President recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 7, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 7, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 7, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 7, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2015 filed in XBRL).

*       Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 7, 2015.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer