Form 10-Q
period 2016-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2016-05-10
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

[   ] Yes   [X] No

As of May 10, 2016, 74,375,025 common units are outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
ASSETS	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$29,988	$33,431
Trade receivables	119,662	122,875
Other receivables	848	696
Due from affiliates	322	190
Inventories, net	155,344	121,081
Advance royalties, net	6,770	6,820
Prepaid expenses and other assets	23,754	29,812
Total current assets	336,688	314,905

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,065,155	3,044,260
Less accumulated depreciation, depletion and amortization	(1,309,334)	(1,243,985)
Total property, plant and equipment, net	1,755,821	1,800,275

OTHER ASSETS:
Advance royalties, net	32,666	21,295
Equity investments in affiliate	84,234	64,509
Goodwill	136,399	136,399
Other long-term assets	22,694	23,903
Total other assets	275,993	246,106
TOTAL ASSETS	$2,368,502	$2,361,286
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$63,132	$83,597
Due to affiliates	41	129
Accrued taxes other than income taxes	16,602	15,621
Accrued payroll and related expenses	33,459	37,031
Accrued interest	2,801	306
Workers’ compensation and pneumoconiosis benefits	8,843	8,688
Current capital lease obligations	20,148	19,764
Other current liabilities	19,534	18,929
Current maturities, long-term debt, net	240,436	238,086
Total current liabilities	404,996	422,151
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	644,736	579,420
Pneumoconiosis benefits	61,079	60,077
Accrued pension benefit	38,781	39,031
Workers’ compensation	48,337	47,486
Asset retirement obligations	123,302	122,434
Long-term capital lease obligations	74,895	80,150
Other liabilities	21,684	21,174
Total long-term liabilities	1,012,814	949,772
Total liabilities	1,417,810	1,371,923

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Alliance Resource Partners, L.P. (“ARLP”) Partners’ Capital:
Limited Partners - Common Unitholders 74,375,025 and 74,188,784 units outstanding, respectively	1,258,251	1,280,218
General Partners’ deficit	(276,509)	(258,883)
Accumulated other comprehensive loss	(34,429)	(34,557)
Total ARLP Partners’ Capital	947,313	986,778
Noncontrolling interest	3,379	2,585
Total Partners’ Capital	950,692	989,363
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,368,502	$2,361,286

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

SALES AND OPERATING REVENUES:
Coal sales	$401,292	$517,739
Transportation revenues	6,558	7,148
Other sales and operating revenues	4,979	35,529
Total revenues	412,829	560,416

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	253,303	334,362
Transportation expenses	6,558	7,148
Outside coal purchases	-	322
General and administrative	17,238	16,846
Depreciation, depletion and amortization	80,883	78,268
Total operating expenses	357,982	436,946

INCOME FROM OPERATIONS	54,847	123,470

Interest expense (net of interest capitalized for the three months ended March 31, 2016 and 2015 of $227 and $212, respectively)	(7,615)	(7,968)
Interest income	3	531
Equity in loss of affiliates, net	(27)	(9,686)
Other income	91	118
INCOME BEFORE INCOME TAXES	47,299	106,465

INCOME TAX BENEFIT	(9)	(2)

NET INCOME	47,308	106,467
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	2	13

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. (“NET INCOME OF ARLP”)	$47,310	$106,480

GENERAL PARTNERS’ INTEREST IN NET INCOME OF ARLP	$19,722	$36,883

LIMITED PARTNERS’ INTEREST IN NET INCOME OF ARLP	$27,588	$69,597

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 9)	$0.36	$0.92

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.675	$0.65

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	74,291,114	74,130,405

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

NET INCOME	$47,308	$106,467

OTHER COMPREHENSIVE INCOME/(LOSS):

Defined benefit pension plan:
Amortization of net actuarial loss (1)	789	842
Total defined benefit pension plan adjustments	789	842

Pneumoconiosis benefits:
Amortization of net actuarial gain (1)	(661)	(113)
Total pneumoconiosis benefits adjustments	(661)	(113)

OTHER COMPREHENSIVE INCOME	128	729

COMPREHENSIVE INCOME	47,436	107,196

Less: Comprehensive loss attributable to noncontrolling interest	2	13

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$47,438	$107,209

(1)          Amortization of net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 10 and 12 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$80,594	$161,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(31,733)	(50,330)
Changes in accounts payable and accrued liabilities	(6,247)	659
Proceeds from sale of property, plant and equipment	458	299
Purchases of equity investments in affiliates	(20,168)	(18,804)
Payments for acquisitions of businesses, net of cash acquired	-	(28,078)
Other	416	1,807
Net cash used in investing activities	(57,274)	(94,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	22,500	-
Payments under securitization facility	(13,900)	-
Payments on term loan	(6,250)	(6,250)
Borrowings under revolving credit facility	105,000	95,000
Payments under revolving credit facility	(40,000)	(65,000)
Payments on capital lease obligations	(4,871)	(343)
Contributions to consolidated company from affiliate noncontrolling interest	796	333
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(1,336)	(2,719)
Cash contributions by General Partners	47	95
Distributions paid to Partners	(88,749)	(84,356)
Other	-	(2,141)
Net cash used in financing activities	(26,763)	(65,381)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,443)	1,794

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,431	24,601

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,988	$26,395

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,996	$2,137

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$6,387	$16,313
Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before minimum statutory tax withholding requirements	$3,642	$7,389
Acquisition of businesses:
Fair value of assets assumed	$-	$37,881
Contingent consideration	-	(5,746)
Previously held equity-method investment	-	(1,609)
Cash paid, net of cash acquired	-	(28,078)
Fair value of liabilities assumed	$-	$2,448

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

We are managed by MGP, a Delaware limited liability company, which holds a 0.99% and a 1.0001% managing general partner interest in ARLP and the Intermediate Partnership, respectively, and a 0.001% managing member interest in Alliance Coal.  AHGP is a Delaware limited partnership that was formed to become the owner and controlling member of MGP.  AHGP completed its initial public offering on May 15, 2006.  AHGP owns directly and indirectly 100% of the members’ interest of MGP, the incentive distribution rights (“IDR”) in ARLP and 31,088,338 common units of ARLP. ARLP and its consolidated subsidiaries represent virtually all the net assets and operations of AHGP.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present the consolidated financial position as of March 31, 2016 and December 31, 2015 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2016 and 2015 of ARLP, the Intermediate Partnership (a subsidiary of ARLP and a variable interest entity of which ARLP is the primary beneficiary), Alliance Coal (a variable interest entity of which the Intermediate Partnership is the primary beneficiary) and other directly and indirectly wholly- and majority-owned subsidiaries of the Intermediate Partnership and Alliance Coal.  The Intermediate Partnership, Alliance Coal and their wholly- and majority-owned subsidiaries represent virtually all the net assets of the ARLP Partnership.  MGP’s interests in both Alliance Coal and the Intermediate Partnership and SGP’s 0.01% interest in the Intermediate Partnership are reported as part of the overall two percent general partner interest in the ARLP Partnership.  MGP’s incentive distribution rights in ARLP are also reported with the general partner interest in ARLP.  All intercompany transactions and accounts have been eliminated.  See Note 7 – Variable Interest Entities for more information regarding ARLP’s consolidation of the Intermediate Partnership and Alliance Coal.  See Note 9 – Net Income of ARLP Per Limited Partner Unit for more information regarding MGP’s incentive distribution rights in ARLP.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2016.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of the ARLP Partnership’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements.  Actual results could differ from those estimates.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment periodically.  We evaluate goodwill for impairment annually on November 30th, or more often if events or circumstances indicate that goodwill might be impaired.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  There were no impairments of goodwill during the three month period ended March 31, 2016.  In future periods it is reasonably possible that a variety of circumstances could result in an impairment of our goodwill.

2.         NEW ACCOUNTING STANDARDS

New Accounting Standard Issued and Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (“ASU 2015-03”).  ASU 2015-03 changes the classification and presentation of debt issuance costs by requiring debt issuance costs to be reported as a direct deduction from the face amount of the debt liability rather than an asset.  Amortization of the costs is reported as interest expense.  The amendment does not affect the current guidance on the recognition and measurement of debt issuance costs.  ASU 2015-03 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is applied retrospectively to each period presented.  The adoption of ASU 2015-03 resulted in immaterial changes to our condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (“ASU 2015-02”).  ASU 2015-02 changes the requirements and analysis required when determining the reporting entity’s need to consolidate an entity, including modifying the evaluation of limited partnership variable interest status, presumption that a general partner should consolidate a limited partnership and the consolidation criterion applied by a reporting entity involved with variable interest entities.  ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The adoption of ASU 2015-02 in January 2016 did not have a material impact on our condensed consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 simplifies the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  We are currently evaluating the effect of adopting ASU 2016-09.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.    We are currently evaluating the effect of adopting ASU 2016-02.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  ASU 2015-11 simplifies the subsequent measurement of inventory.  It replaces the current lower of cost or market test with the lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted.  We are currently evaluating the effect of adopting ASU 2015-11, but do not expect it to have a material impact on our consolidated financial statements.

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

4.         INVENTORIES

Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)

Coal	$117,610	$83,682
Supplies (net of reserve for obsolescence of $3,706 and $3,841, respectively)	37,734	37,399
Total inventory	$155,344	$121,081

During the three months ended March 31, 2016, we recorded a lower of cost or market adjustment of $12.3 million to our coal inventories as a result of lower coal sale prices and higher cost per ton due to lower production at the Hamilton County Coal, LLC (“Hamilton”) mining complex as a result of customer deferrals and challenging market conditions.

5.         FAIR VALUE MEASUREMENTS

The following table summarizes our recurring fair value measurements within the hierarchy:

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Long-term debt	$-	$886,481	$-	$-	$819,099	$-
Contingent consideration	-	-	10,400	-	-	10,400
Total	$-	$886,481	$10,400	$-	$819,099	$10,400

The carrying amounts for cash equivalents, accounts receivable, accounts payable, due from affiliates and due to affiliates approximate fair value due to the short maturity of those instruments.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities (See Note 6 – Long-Term Debt).  The fair value of debt, which is based upon these interest rates, is classified as a Level 2 measurement under the fair value hierarchy.

The estimated fair value of our contingent consideration arrangement is based on a probability-weighted discounted cash flow model.  The assumptions used in the model include a risk-adjusted discount rate, forward coal sales price curves, cost of debt and probabilities of meeting certain threshold prices.  The fair value measurement is based on significant inputs not observable in active markets and thus represents a Level 3 fair value measurement under the fair value hierarchy.

6.         LONG-TERM DEBT

Long-term debt consists of the following:

	Principal		Unamortized Debt Issuance Costs
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in thousands)

Revolving Credit facility	$450,000	$385,000	$(1,376)	$(1,675)
Series B senior notes	145,000	145,000	(152)	(169)
Term loan	200,000	206,250	-	-
Securitization facility	91,700	83,100	-	-
	886,700	819,350	(1,528)	(1,844)
Less current maturities	(241,700)	(239,350)	1,264	1,264
Total long-term debt	$645,000	$580,000	$(264)	$(580)

Our Intermediate Partnership has a $700.0 million revolving credit facility (“Revolving Credit Facility”), $145.0 million in Series B senior notes (“Series B Senior Notes”) and a $200.0 million term loan (“Term Loan” and collectively, with the Revolving Credit Facility and the Series B Senior Notes, the “ARLP Debt Arrangements”), which are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership.  On October 16, 2015 the Revolving Credit Facility was amended to increase the baskets for permitted other unsecured debt and capital lease obligations and for annual sale-leaseback arrangements.  Our Intermediate Partnership also has a $100.0 million accounts receivable securitization facility (“Securitization Facility”).  At March 31, 2016, current maturities include the Securitization Facility and a portion of the Term Loan.

The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.38 to 1.0 and 22.7 to 1.0, respectively, for the trailing twelve months ended March 31, 2016.  We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2016.  See Note 7 – Variable Interest Entities for further discussion of restrictions on the cash available for distribution and its impact on our consolidations.

At March 31, 2016, we had borrowings of $450.0 million and $5.9 million of letters of credit outstanding with $244.1 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of our Intermediate Partnership entered into the Securitization Facility providing additional liquidity and funding.  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly-owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in December 2015 and matures in December 2016.  On February 24, 2016 the facility was amended to include additional subsidiaries as sellers of trade receivables, thereby increasing availability under the facility.  At March 31, 2016, we had $91.7 million outstanding under the Securitization Facility.

On October 6, 2015, Cavalier Minerals JV, LLC (“Cavalier Minerals”) (See Note 7 – Variable Interest Entities) entered into a credit agreement (the “Cavalier Credit Agreement”) with Mineral Lending, LLC (“Mineral Lending”) for a $100.0 million line of credit (the “Cavalier Credit Facility”).  Mineral Lending is an entity owned by a) Alliance Resource Holdings II, Inc. (“ARH II,” the parent of ARH), b) an entity owned by an officer of ARH who is also a director of ARH II (“ARH Officer”) and c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals’ excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure availability of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, L.P. (“AllDale I”) and AllDale Minerals II, L.P. (“AllDale II”) (collectively “AllDale Minerals”).  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of March 31, 2016, Cavalier Minerals had not drawn on the Cavalier Credit Facility.

7.                                    VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, our subsidiary, Alliance Minerals, and Bluegrass Minerals Management, LLC (“Bluegrass Minerals”) entered into a limited liability company agreement (the “Cavalier Agreement”) to create Cavalier Minerals, which was formed to indirectly acquire oil and gas mineral interests, initially through its 71.7% noncontrolling ownership interest in AllDale I and subsequently through its 72.8% noncontrolling ownership interest in AllDale II.  Alliance Minerals and Bluegrass Minerals initially committed funding of $48.0 million and $2.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed funding of $49.0 million to AllDale I.  On October 6, 2015, Alliance Minerals and Bluegrass Minerals committed to fund an additional $96.0 million and $4.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed to fund $100.0 million to AllDale II.  Alliance Minerals’ contributions through December 31, 2015 to Cavalier Minerals totaled $63.1 million.  During the three months ended March 31, 2016, Alliance Minerals contributed an additional $19.1 million bringing our total investment in Cavalier Minerals to $82.2 million at March 31, 2016.  Our remaining commitment to Cavalier Minerals at March 31, 2016 was $61.8 million.  Bluegrass

Minerals, which is owned and controlled by the ARH Officer discussed in Note 6 – Long-Term Debt and is Cavalier Minerals’ managing member, contributed $3.4 million to Cavalier Minerals as of March 31, 2016 and has a remaining commitment of $2.6 million.  At Alliance Minerals’ election, Cavalier Minerals will meet its remaining funding commitment to AllDale Minerals through contributions from Alliance Minerals and Bluegrass Minerals or from borrowings under the Cavalier Credit Facility (see Note 6 – Long-Term Debt).  We expect to fund our remaining commitments utilizing existing cash balances, future cash flows from operations, borrowings under credit and securitization facilities and cash provided from the issuance of debt or equity, or by requiring Cavalier Minerals to draw on the Cavalier Credit Facility.

In accordance with the Cavalier Agreement, Bluegrass Minerals is entitled to receive an incentive distribution from Cavalier Minerals equal to 25% of all distributions (including in liquidation) after return of members’ capital reduced by certain distributions received by Bluegrass Minerals or its owner from AllDale Minerals Management, LLC (“AllDale Minerals Management”), the managing member of AllDale Minerals.  Alliance Minerals’ ownership interest in Cavalier Minerals at March 31, 2016 was 96%.  The remainder of the equity ownership is held by Bluegrass Minerals.  We have consolidated Cavalier Minerals’ financial results as we concluded that Cavalier Minerals is a variable interest entity (“VIE”) and we are the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually have both the power and the benefits related to Cavalier Minerals and we are most closely aligned with Cavalier Minerals through our substantial equity ownership.  Bluegrass Minerals equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC (“SGP Land”), a wholly-owned subsidiary of SGP, and two limited liability companies (“Craft Companies”) owned by irrevocable trusts established by the President and Chief Executive Officer of MGP entered into a limited liability company agreement to form WKY CoalPlay, LLC (“WKY CoalPlay”).  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the three months ended March 31, 2016, we paid $10.8 million of advanced royalties to WKY CoalPlay.  As of March 31, 2016, we had $21.5 million of advanced royalties outstanding under the leases, which is reflected in the Advance royalties, net line item in our condensed consolidated balance sheets.

We have concluded that WKY CoalPlay is a VIE because of our ability to exercise options to acquire reserves under lease with WKY CoalPlay, which is not within the control of the equity holders and, if it occurs, could potentially limit the expected residual return to the owners of WKY CoalPlay.  We do not have any economic or governance rights related to WKY CoalPlay and our options that provide us with a variable interest in WKY CoalPlay’s reserve assets do not give us any rights that constitute power to direct the primary activities that most significantly impact WKY CoalPlay’s economic performance.  SGP Land has the sole ability to replace the manager of WKY CoalPlay at its discretion and therefore has power to direct the activities of WKY CoalPlay.  Consequently, we concluded that SGP Land is the primary beneficiary of WKY CoalPlay.

Alliance Coal and the Intermediate Partnership

Alliance Coal is a limited liability company designed to operate as the operating subsidiary of the Intermediate Partnership and holds the interests in the mining operations and Alliance Service, Inc. (“ASI”).  The Intermediate Partnership is a limited liability partnership that holds the non-managing member interest in Alliance Coal, the sole member interests in Alliance Resource Properties, Alliance Minerals and other miscellaneous businesses.  Together Alliance Coal and the Intermediate Partnership

and their subsidiaries represent virtually all the net assets of ARLP.  Both the Intermediate Partnership and Alliance Coal were designed to operate as the operating subsidiaries of ARLP and to distribute available cash to ARLP so that ARLP can distribute available cash to its partners. We considered MGP’s and ARLP’s ownership in the Intermediate Partnership and MGP’s and the Intermediate Partnership’s ownership in Alliance Coal separately for the purposes of determining whether the Intermediate Partnership and Alliance Coal are VIEs.

The Intermediate Partnership holds a 99.999% non-managing interest and MGP holds the 0.001% managing member interest in Alliance Coal.  To determine whether Alliance Coal is a VIE, we considered that since Alliance Coal is structured as the equivalent of a limited partnership with the non-managing member 1) not having the ability to remove its managing member and 2) not participating significantly in the operational decisions, Alliance Coal represents a VIE.

We determined that the Intermediate Partnership should consolidate Alliance Coal because it has a controlling financial interest in Alliance Coal.  We made this determination based on 1) the purpose and design of Alliance Coal which is to a) be the operating subsidiary of the Intermediate Partnership and b) distribute all of its cash to the Intermediate Partnership such that the Intermediate Partnership can pay its partners and debt obligations, 2) AHGP’s common control over both the Intermediate Partnership and MGP, as discussed in Note 1 – Organization and Presentation, to achieve the aforementioned purpose and design, 3) the Intermediate Partnership’s debt funding for Alliance Coal for capital expenditures, operations and other purposes as needed and related risks and collateral requirements in the debt arrangement and 4) making available the most meaningful information to investors.

ARLP holds a 98.9899% limited partnership interest in the Intermediate Partnership and MGP holds the 1.0001% managing partner interest in the Intermediate Partnership.  To determine whether the Intermediate Partnership is a VIE, we considered that since the Intermediate Partnership is structured as a limited partnership with the limited partner 1) not having the ability to remove its general partner and 2) not participating significantly in the operational decisions, the Intermediate Partnership represents a VIE.

We determined that ARLP should consolidate the Intermediate Partnership because it has a controlling financial interest in the Intermediate Partnership.  We made this determination based on 1) the purpose and design of the Intermediate Partnership which is to a) be the operating subsidiary to ARLP and b) distribute all of its available cash to ARLP to pay its partners, 2) AHGP’s common control over ARLP, MGP and the Intermediate Partnership, as discussed in Note 1 – Organization and Presentation, to achieve the aforementioned purpose and design, and 3) making available the most meaningful information to investors.

The effect of the partnership agreements of ARLP and the Intermediate Partnership and the operating agreement of Alliance Coal (collectively the “Agreements”) is that on a quarterly basis 100% of available cash from our operations must be distributed by ARLP to its partners (apart from nominal distributions from the Intermediate Partnership and Alliance Coal to MGP and SGP).  Available cash is determined as defined in the Agreements and represents all cash with the exception of cash reserves (i) for the proper conduct of the business including reserves for future capital expenditures and for anticipated credit needs of the Partnership Group, (ii) to comply with debt obligations or (iii) to provide funds for certain subsequent distributions.  Cash reserves may not be established for the purpose of funding subsequent distributions if the effect would be to prevent ARLP from making the minimum quarterly distributions plus any cumulative distribution arrearage.  MGP, as the managing member of Alliance Coal and the managing general partner of the Intermediate Partnership, is responsible for distributing this cash to ARLP so it can meet its distribution requirements.  As discussed in Note 6 – Long-Term Debt, the Intermediate Partnership’s debt covenants place additional restrictions on distributions to ARLP by limiting cash available for distribution from the Intermediate Partnership based on various debt covenants pertaining to the most recent preceding quarter.  MGP does not have the ability to amend the Agreements.

8.                                                                                    EQUITY INVESTMENT

AllDale Minerals

On November 10, 2014, Cavalier Minerals (see Note 7 – Variable Interest Entities) made an initial contribution of $7.4 million in return for a limited partner interest in AllDale Minerals, which was created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  As of December 31, 2015, Cavalier Minerals had contributed $65.9 million to AllDale Minerals.  During the three months ended March 31, 2016, Cavalier Minerals contributed an additional $20.2 million, bringing the total investment in AllDale Minerals to $86.1 million as of March 31, 2016.  We continually review all rights provided to Cavalier Minerals and us by various agreements and continue to conclude all such rights do not provide Cavalier Minerals or us the ability to unilaterally direct any of the activities of AllDale Minerals that most significantly impact its economic performance.  As such, we account for Cavalier Minerals’ ownership interest in the income or loss of AllDale Minerals as an equity investment in our condensed consolidated financial statements.  We record equity income or loss based on AllDale Minerals’ distribution structure.  For the three months ended March 31, 2016 and 2015, we have been allocated losses of $27,000 and $0.3 million, respectively, from AllDale Minerals.  AllDale Minerals distributed $0.4 million to Cavalier Minerals during the three months ended March 31, 2016.

9.                                    NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per unit (“EPU”).  Net income of ARLP is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter. Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.1375 per unit, 25% of the amount we distribute in excess of $0.15625 per unit, and 50% of the amount we distribute in excess of $0.1875 per unit.  Our partnership agreement contractually limits our distributions to available cash; therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder.  In addition, outstanding awards under our Long-Term Incentive Plan (“LTIP”) and phantom units in notional accounts under our Supplemental Executive Retirement Plan (“SERP”) and the MGP Amended and Restated Deferred Compensation Plan for Directors (“Deferred Compensation Plan”) include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities.  As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.  The following is a reconciliation of net income of ARLP used for calculating basic earnings per unit and the weighted-average units used in computing EPU for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit data)

Net income of ARLP	$47,310	$106,480
Adjustments:
Managing general partner’s priority distributions	(19,159)	(35,463)
General partners’ 2% equity ownership	(563)	(1,420)

Limited partners’ interest in net income of ARLP	27,588	69,597

Less:
Distributions to participating securities	(875)	(849)
Undistributed earnings attributable to participating securities	-	(335)

Net income of ARLP available to limited partners	$26,713	$68,413

Weighted-average limited partner units outstanding – basic and diluted	74,291	74,130

Basic and diluted net income of ARLP per limited partner unit (1)	$0.36	$0.92

(1)   Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive.  For the three months ended March 31, 2016 and 2015, the combined total of LTIP, SERP and Deferred Compensation Plan units of 439 and 807, respectively, were considered anti-dilutive under the treasury stock method.

10.       WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Beginning balance	$54,558	$57,557
Accruals increase	3,237	2,667
Payments	(2,723)	(2,514)
Interest accretion	492	488
Ending balance	$55,564	$58,198

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Service cost	$648	$732
Interest cost	627	524
Amortization of net actuarial gain (1)	(661)	(113)
Net periodic benefit cost	$614	$1,143

(1)  Amortization of net actuarial gain is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

11.       COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  The LTIP awards are grants of non-vested “phantom” or notional units, which upon satisfaction of vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to review and approval of the compensation committee of the MGP board of directors (the “Compensation Committee”).  On January 22, 2016, the Compensation Committee determined that the vesting requirements for the 2013 grants of 284,272 restricted units (which was net of 9,178 forfeitures) had been satisfied as of January 1, 2016.  As a result of this vesting, on February 11, 2016, we issued 176,319 unrestricted common units to the LTIP participants.  The remaining units were settled in cash to satisfy the individual statutory minimum tax obligations of the LTIP participants.  On January 22, 2016, the Compensation Committee authorized additional grants of 969,028 restricted units, of which 960,992 units were granted during the three months ended March 31, 2016 and will vest on January 1, 2019, subject to satisfaction of certain financial tests.  The fair value of these 2016 grants is equal to the intrinsic value at the date of grant, which was $12.38 per unit.  LTIP expense was $2.9 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.  After consideration of the January 1, 2016 vesting and subsequent issuance of 176,319 common units, approximately 2.8 million units remain available under the LTIP for issuance in the future, assuming all grants issued in 2014, 2015 and 2016 currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur.

As of March 31, 2016, there was $20.8 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 2.1 years.  As of March 31, 2016, the intrinsic value of the non-vested LTIP grants was $18.8 million.  As of March 31, 2016, the total obligation associated with the LTIP was $15.3 million and is included in the partners’ capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

As provided under the distribution equivalent rights provisions of the LTIP and the terms of the LTIP awards, all non-vested grants include contingent rights to receive quarterly cash distributions in an amount or, in the case of the 2016 grants, in the discretion of the Compensation Committee, phantom units credited to a bookkeeping account with value, equal to the cash distributions we make to unitholders during the vesting period.

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

For the three months ended March 31, 2016 and 2015, SERP and Deferred Compensation Plan participant notional account balances were credited with a total of 25,661 and 6,376 phantom units, respectively, and the fair value of these phantom units was $11.46 per unit and $37.45 per unit, respectively, on a weighted-average basis.  Total SERP and Deferred Compensation Plan expense was $0.3 million for each of the three months ended March 31, 2016 and 2015.

As of March 31, 2016, there were 444,880 total phantom units outstanding under the SERP and Deferred Compensation Plan and the total intrinsic value of the SERP and Deferred Compensation Plan phantom units was $5.2 million.  As of March 31, 2016, the total obligation associated with the SERP and Deferred Compensation Plan was $13.8 million and is included in the partners’ capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

12.       COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Service cost	$598	$618
Interest cost	1,132	1,074
Expected return on plan assets	(1,287)	(1,401)
Amortization of net loss (1)	789	842
Net periodic benefit cost	$1,232	$1,133

(1)   Amortization of net actuarial loss is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

During the three months ended March 31, 2016, we made a contribution payment of $0.6 million to the Pension Plan for the 2015 plan year and $0.1 million to the Pension Plan for the 2016 plan year.  On April 15, 2016, we made a contribution payment of $0.6 million for the 2016 plan year.

13.       SEGMENT INFORMATION

We operate in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users.  We aggregate multiple operating segments into two reportable segments: Illinois Basin and Appalachia, and an “all other” category referred to as Other and Corporate.  Our reportable segments correspond to major coal producing regions in the eastern U.S.  Similar economic characteristics for our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.

As a result of acquiring the remaining equity interests in White Oak Resources LLC (“White Oak”) and the assumption of operating control of the White Oak Mine No. 1 (now known as the Hamilton Mine No. 1) on July 31, 2015 (the “White Oak Acquisition”), we restructured our reportable segments to include Hamilton as part of our Illinois Basin segment due to the similarities in product, management, location, and operation with other mines included in the segment. This new organization reflects how our chief operating decision maker manages and allocates resources to our various operations. Prior periods have been recast to include transactions of our former White Oak segment in our Illinois Basin segment.

The Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex, Gibson County Coal, LLC’s mining complex, which includes the Gibson North and Gibson South mines, Hopkins County Coal, LLC’s mining complex, which includes the Elk Creek mine and the Fies property, White County Coal, LLC’s Pattiki mining complex, Warrior Coal, LLC’s mining complex, Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain Sebree reserves, River View Coal, LLC’s mining complex and the Hamilton mining complex.  The Sebree and Fies properties are held by us for future mine development.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  Our Onton and Gibson North mines have been idled since the fourth quarter of 2015 in response to market conditions and continued increases in coal inventories at our mines and customer locations.

The Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge, LLC mining complex and the MC Mining, LLC mining complex.  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine and Mettiki Coal, LLC’s preparation plant.  During the fourth quarter of 2015, we surrendered the Penn Ridge leases as they were no longer a core part of our foreseeable development plans.

Other and Corporate includes marketing and administrative expenses, ASI and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD (“Matrix Design”), Alliance Design Group, LLC (“Alliance Design”) (collectively, the Matrix Design entities and Alliance Design are referred to as the “Matrix Group”), ASI’s ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities, coal brokerage activity, Mid-America Carbonates, LLC (“MAC”), certain activities of Alliance Resource Properties, Pontiki Coal, LLC’s throughput receivables and prior workers’ compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC (“Wildcat Insurance”), Alliance Minerals, and its affiliate, Cavalier Minerals (Note 7 – Variable Interest Entities), which holds an equity investment in AllDale Minerals (Note 8 – Equity Investment), and AROP Funding (Note 6 - Long-Term Debt).

Reportable segment results as of and for the three months ended March 31, 2016 and 2015 are presented below.

	Illinois Basin	Appalachia	Other and Corporate	Elimination (1)	Consolidated
	(in thousands)

Three months ended March 31, 2016

Total revenues (2)	$287,876	$118,326	$25,170	$(18,543)	$412,829
Segment Adjusted EBITDA Expense (3)	171,079	77,016	20,746	(15,629)	253,212
Segment Adjusted EBITDA (4)(5)	112,336	39,382	4,228	(2,914)	153,032
Total assets (6)	1,685,134	519,223	297,009	(132,864)	2,368,502
Capital expenditures	18,014	12,663	1,056	-	31,733

Three months ended March 31, 2015 (recast)

Total revenues (2)	$391,722	$156,248	$55,124	$(42,678)	$560,416
Segment Adjusted EBITDA Expense (3)	229,864	97,815	46,483	(39,596)	334,566
Segment Adjusted EBITDA (4)(5)	148,038	55,833	8,227	(3,082)	209,016
Total assets (6)	1,613,946	593,524	274,233	(153,101)	2,328,602
Capital expenditures (7)	33,757	15,738	835	-	50,330

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)

Segment Adjusted EBITDA Expense	$253,212	$334,566
Outside coal purchases	-	(322)
Other income	91	118
Operating expenses (excluding depreciation, depletion and amortization)	$253,303	$334,362

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

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)

Consolidated Segment Adjusted EBITDA	$153,032	$209,016
General and administrative	(17,238)	(16,846)
Depreciation, depletion and amortization	(80,883)	(78,268)
Interest expense, net	(7,612)	(7,437)
Income tax benefit	9	2
Net income	$47,308	$106,467

(5)  Includes equity in loss of affiliates for the three months ended March 31, 2016 and 2015 of $27,000 and $0.3 million, respectively, for Other and Corporate.  Includes equity in loss of affiliates for the three months ended March 31, 2015 of $9.4 million in the Illinois Basin segment.

(6)  Total assets for Other and Corporate include investments in affiliate of $84.2 million at March 31, 2016.  Total assets at March 31, 2015 for the Illinois Basin segment and Other and Corporate include investments in affiliates of $212.5 million and $19.5 million, respectively.

(7)  Capital expenditures shown above exclude the Patriot acquisition on February 3, 2015 and the MAC acquisition on January 1, 2015.

14.       SUBSEQUENT EVENTS

On April 26, 2016, we declared a quarterly distribution for the quarter ended March 31, 2016, of $0.4375 per unit, on all common units outstanding, totaling approximately $52.4 million, including our managing general partner’s incentive distributions, payable on May 13, 2016 to all unitholders of record as of May 6, 2016.

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

•     References to “AGP” mean Alliance GP, LLC, the general partner of Alliance Holdings GP, L.P.

Summary

We are a diversified producer and marketer of coal primarily to major United States (“U.S.”) utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the second largest coal producer in the eastern U.S.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  We operate nine underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, and operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. Our mining complexes include the Hamilton County Coal, LLC longwall mining complex (“Hamilton”), formerly referred to as the White Oak Mine No. 1, in southern Illinois which we acquired on July 31, 2015 (the “White Oak Acquisition”) by purchasing the remaining equity ownership in White Oak Resources LLC (“White Oak”).  Prior to July 31, 2015, we owned a non-controlling, preferred equity interest in White Oak, leased coal reserves to White Oak and owned and operated certain surface facilities at White Oak’s mining complex.

We have two reportable segments: Illinois Basin and Appalachia, and an “all other” category referred to as Other and Corporate.  Our reportable segments correspond to major coal producing regions in the eastern U.S.  Factors similarly affecting financial performance of our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.

As a result of acquiring the remaining equity interests in White Oak, we restructured our reportable segments to include Hamilton as part of our Illinois Basin segment due to the similarities in product, management, location, and operation with other mines included in the segment. This new organization reflects how our chief operating decision maker manages and allocates resources to our various operations. Prior periods have been recast to include our former White Oak segment as part of our Illinois Basin segment.

•                 Illinois Basin reportable segment is comprised of multiple operating segments, including Webster County Coal, LLC’s Dotiki mining complex; Gibson County Coal, LLC’s mining complex, which includes the Gibson North and Gibson South mines; Hopkins County Coal, LLC’s mining complex, which includes the Elk Creek mine (“Elk Creek”) and Fies property; White County Coal, LLC’s Pattiki mining complex (“Pattiki”); Warrior Coal, LLC’s mining complex (“Warrior”); Sebree Mining, LLC’s mining complex (“Sebree”), which includes the Onton mine, Steamport, LLC and certain Sebree reserves; River View Coal, LLC’s mining complex (“River View”); the Hamilton mining complex; CR Services, LLC; certain properties and equipment of Alliance Resource Properties; ARP Sebree, LLC; ARP Sebree South, LLC; UC Coal, LLC; UC Mining, LLC; and UC Processing, LLC.  The Sebree and Fies properties are held by us for future mine development.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  Our Onton and Gibson North mines have been idled since the fourth quarter of 2015 in response to market conditions and continued increases in coal inventories at our mines and customer locations.

•                 Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex (“Mettiki”); the Tunnel Ridge, LLC mining complex (“Tunnel Ridge”); and the MC Mining, LLC mining complex (“MC Mining”).  The Mettiki mining complex includes Mettiki Coal (WV), LLC’s Mountain View mine and Mettiki Coal, LLC’s preparation plant.  During the fourth quarter 2015, we surrendered the Penn Ridge leases as they were no longer a core part of our foreseeable development plans.

•                 Other and Corporate includes marketing and administrative expenses; Alliance Service, Inc. (“ASI”) and its subsidiary, Matrix Design Group, LLC (“Matrix Design”) and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD; Alliance Design Group, LLC; ASI’s ownership of aircraft; the Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) dock activities; coal brokerage activity; the manufacturing and sales (primarily to our mines) of rock dust by Mid-America Carbonates, LLC (“MAC”); certain activities of Alliance Resource Properties; Pontiki Coal, LLC’s throughput receivables and prior workers’ compensation and pneumoconiosis liabilities; Wildcat Insurance, LLC; Alliance Minerals, LLC and its affiliate, Cavalier Minerals JV, LLC (“Cavalier Minerals”), which holds equity investments in AllDale Minerals, L.P. and AllDale Minerals II, L.P. (collectively “AllDale Minerals”) and AROP Funding, LLC (“AROP Funding”). Please read “Item 1. Financial Statements (Unaudited) – Note 6. Long-term Debt”, “– Note 7. Variable Interest Entities” and “– Note 8. Equity Investment” of this Quarterly Report on Form 10-Q for more information on AROP Funding, Alliance Minerals, Cavalier Minerals and AllDale Minerals.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

We reported net income of $47.3 million for the three months ended March 31, 2016 (“2016 Quarter”) compared to $106.5 million for the three months ended March 31, 2015 (“2015 Quarter”). The decrease of $59.2 million was principally due to lower revenues, primarily resulting from planned reductions in coal sales and production volumes and lower other sales and operating revenues due to the absence of coal royalty and surface facilities revenues from White Oak, offset in part by reduced equity in loss of affiliates related to White Oak and lower operating expenses at various operations.  Lower volumes in the 2016 Quarter resulted from idling our Onton and Gibson North mines in the fourth quarter of 2015, the planned depletion of reserves at our Elk Creek mine in the 2016 Quarter and reduced production at our River View, Pattiki, Warrior, Tunnel Ridge and MC Mining operations in response to current market conditions, partially offset by volumes from the Hamilton mine acquired as part of the White Oak Acquisition.

	Three Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(per ton sold)
Tons sold	7,456	9,501	N/A	N/A
Tons produced	8,884	10,502	N/A	N/A
Coal sales	$401,292	$517,739	$53.82	$54.49
Operating expenses and outside coal purchases	$253,303	$334,684	$33.97	$35.23

Coal sales.  Coal sales decreased 22.5% to $401.3 million for the 2016 Quarter from $517.7 million for the 2015 Quarter.  The decrease of $116.4 million in coal sales is attributed to a $111.4 million decrease as a result of reduced tons sold as discussed above and a $5.0 million decrease as a result of lower average coal sales prices.  Average coal sales prices decreased $0.67 per ton sold in the 2016 Quarter to $53.82 compared to $54.49 per ton sold in the 2015 Quarter, primarily as a result of challenging market conditions and lower-priced legacy contracts at our Hamilton mine inherited in the White Oak Acquisition.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases combined decreased 24.3% to $253.3 million for the 2016 Quarter from $334.7 million for the 2015 Quarter primarily as a result of reduced production as discussed above and a build in coal inventory at various mines partially resulting from customer deferrals of scheduled shipments during the 2016 Quarter.  On a per ton basis, operating expenses and outside coal purchases decreased 3.6% to $33.97 per ton sold from $35.23 per ton sold in the 2015 Quarter, due primarily to a favorable production cost mix resulting from reduced production at our higher-cost per ton operations and improved recoveries at our Gibson South and Warrior mines.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

•                 Material and supplies expenses per ton produced decreased 13.7% to $10.05 per ton in the 2016 Quarter from $11.65 per ton in the 2015 Quarter.  The decrease of $1.60 per ton produced resulted primarily from the increased mix of lower-cost production discussed above and related decreases of $0.98 per ton for roof support, $0.71 per ton for contract labor used in the mining process, $0.22 per ton for various preparation plant expenses and $0.19 per ton for certain ventilation expenses partially offset by an increase of $0.31 per ton for equipment rentals primarily due to equipment leases assumed at the Hamilton mine and $0.14 per ton in longwall subsidence expense;

•                 Maintenance expenses per ton produced decreased 7.4% to $3.52 per ton in the 2016 Quarter from $3.80 per ton in the 2015 Quarter.  The decrease of $0.28 per ton produced was primarily due to production variances at certain mines discussed above; and

•                 Production taxes and royalties expenses incurred as a percentage of coal sales prices and volumes decreased $0.21 per produced ton sold in the 2016 Quarter compared to the 2015 Quarter primarily as a result of lower excise taxes per ton resulting from a favorable state production mix and lower average coal sales prices as discussed above.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increases:

•                 Workers’ compensation expenses per ton produced increased to $0.61 per ton in the 2016 Quarter from $0.49 per ton in the 2015 Quarter.  The increase of $0.12 per ton produced resulted from increased accruals at various operations.

•                 Operating expenses were also increased by a lower of cost or market adjustment of $12.3 million to our coal inventory for the 2016 Quarter offsetting the decrease in operating expenses resulting from the inventory build discussed above.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, surface facility services and coal royalty revenues received from White Oak prior to the White Oak Acquisition and other outside services and administrative services revenue from affiliates.  Other sales and operating revenues decreased to $5.0 million in the 2016 Quarter from $35.5 million in the 2015 Quarter.  The decrease of $30.5 million was primarily due to the absence of coal royalty and surface facilities revenues from White Oak as discussed above, the receipt in the 2015 Quarter of certain customer payments in lieu of shipments related to an Appalachian coal sales contract and lower Matrix Design sales.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $80.9 million for the 2016 Quarter from $78.3 million for the 2015 Quarter.  The increase of $2.6 million was primarily attributable to the addition of the Hamilton mine partially offset by the impact of idling the Onton and Gibson North mines in the fourth quarter of 2015 and reduced production at our Elk Creek mine.

Interest expense.  Interest expense, net of capitalized interest, decreased slightly to $7.6 million in the 2016 Quarter primarily due to the repayment of our Series A senior notes in June 2015 offset in part by increased borrowings under our revolving credit facility during the 2016 Quarter.  Interest payable under our senior notes, term loan and revolving credit facility is discussed below under “–Debt Obligations.”

Equity in loss of affiliates, net.  Equity in loss of affiliates, net for the 2016 Quarter includes our equity investments in AllDale Minerals.  In addition to AllDale Minerals, the 2015 Quarter also includes our equity investments in White Oak.  For the 2016 Quarter, we recognized equity in loss of affiliates of $27,000 compared to $9.7 million for the 2015 Quarter.  As discussed above, as a result of the White Oak Acquisition in July 2015, we no longer account for the Hamilton mine (formerly White Oak) financial results as an equity investment in our condensed consolidated financials but now consolidate Hamilton in our financial results.  Thus, the decrease in equity in loss of affiliates, net was primarily due to the absence of White Oak’s equity losses in the 2016 Quarter which reflects the change in consolidation accounting for Hamilton beginning in the third quarter of 2015.

Transportation revenues and expenses.  Transportation revenues and expenses were $6.6 million and $7.1 million for the 2016 and 2015 Quarters, respectively.  The decrease of $0.5 million was primarily attributable to a decrease in average transportation rates in the 2016 Quarter, partially offset by increased tonnage for which we arrange transportation at certain mines.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Segment Adjusted EBITDA.  Our 2016 Quarter Segment Adjusted EBITDA decreased $56.0 million, or 26.8%, to $153.0 million from the 2015 Quarter Segment Adjusted EBITDA of $209.0 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Three Months Ended March 31,
	2016	2015	Increase/(Decrease)
		(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$112,336	$148,038	$(35,702)	(24.1)%
Appalachia	39,382	55,833	(16,451)	(29.5)%
Other and Corporate	4,228	8,227	(3,999)	(48.6)%
Elimination	(2,914)	(3,082)	168	5.5%
Total Segment Adjusted EBITDA (1)	$153,032	$209,016	$(55,984)	(26.8)%

Tons sold
Illinois Basin	5,530	7,119	(1,589)	(22.3)%
Appalachia	1,926	2,374	(448)	(18.9)%
Other and Corporate	367	886	(519)	(58.6)%
Elimination	(367)	(878)	511	58.2%
Total tons sold	7,456	9,501	(2,045)	(21.5)%

Coal sales
Illinois Basin	$282,689	$368,289	$(85,600)	(23.2)%
Appalachia	115,344	145,886	(30,542)	(20.9)%
Other and Corporate	17,298	41,318	(24,020)	(58.1)%
Elimination	(14,039)	(37,754)	23,715	62.8%
Total coal sales	$401,292	$517,739	$(116,447)	(22.5)%

Other sales and operating revenues
Illinois Basin	$726	$19,010	$(18,284)	(96.2)%
Appalachia	1,054	7,762	(6,708)	(86.4)%
Other and Corporate	7,704	13,681	(5,977)	(43.7)%
Elimination	(4,505)	(4,924)	419	8.5%
Total other sales and operating revenues	$4,979	$35,529	$(30,550)	(86.0)%

Segment Adjusted EBITDA Expense
Illinois Basin	$171,079	$229,864	$(58,785)	(25.6)%
Appalachia	77,016	97,815	(20,799)	(21.3)%
Other and Corporate	20,746	46,483	(25,737)	(55.4)%
Elimination	(15,629)	(39,596)	23,967	60.5%
Total Segment Adjusted EBITDA Expense (2)	$253,212	$334,566	$(81,354)	(24.3)%

(1)  Segment Adjusted EBITDA, which is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”), is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)

Segment Adjusted EBITDA	$153,032	$209,016

General and administrative	(17,238)	(16,846)
Depreciation, depletion and amortization	(80,883)	(78,268)
Interest expense, net	(7,612)	(7,437)
Income tax benefit	9	2
Net income	$47,308	$106,467

(2)      Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, outside coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.  Outside coal purchases are included in Segment Adjusted EBITDA Expense because tons sold and coal sales include sales from outside coal purchases.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)

Segment Adjusted EBITDA Expense	$253,212	$334,566

Outside coal purchases	-	(322)
Other income	91	118
Operating expenses (excluding depreciation, depletion and amortization)	$253,303	$334,362

Illinois Basin – Segment Adjusted EBITDA decreased 24.1% to $112.3 million in the 2016 Quarter from $148.0 million in the 2015 Quarter.  The decrease of $35.7 million was primarily attributable to reduced sales and production volumes as well as the absence of coal royalty and surface facilities revenues from White Oak in the 2016 Quarter, partially offset by the absence of losses in the 2016 Quarter related to our equity ownership in White Oak prior to the White Oak Acquisition.  Coal sales decreased 23.2% to $282.7 million compared to $368.3 million in the 2015 Quarter.  The decrease of $85.6 million primarily reflects decreased tons sold resulting from idling our Onton and Gibson North mines in the fourth quarter of 2015, the planned depletion of reserves at our Elk Creek mine in the 2016 Quarter, customer deferrals of scheduled shipments from our Gibson South and River View mines during the 2016 Quarter and reduced production at our River View, Pattiki and Warrior mines in response to weak market conditions.  Also impacting the 2016 Quarter were lower average coal sales prices which decreased 1.2% to $51.12 per ton sold compared to $51.73 per ton sold in the 2015 Quarter as a result of challenging market conditions and lower-priced legacy contracts at the Hamilton mine inherited in the White Oak Acquisition.  Segment Adjusted EBITDA Expense decreased 25.6% to $171.1 million in the 2016 Quarter from $229.9 million in the 2015 Quarter due to reduced production as discussed above and a build in coal inventory at various mines.  Segment Adjusted EBITDA Expense per ton decreased $1.35 per ton sold to $30.94 in the 2016 Quarter from $32.29 per ton sold in the 2015 Quarter, primarily as a result of a favorable production cost mix in the 2016 Quarter due to reducing production from higher-cost per ton operations and improved recoveries at our Gibson South and Warrior mines, as well as certain cost decreases described above under “–Operating expenses and outside coal purchases.”

Appalachia – Segment Adjusted EBITDA decreased 29.5% to $39.4 million for the 2016 Quarter from $55.8 million in the 2015 Quarter.  The decrease of $16.4 million was primarily attributable to lower tons sold, which decreased 18.9% to 1.9 million tons sold in the 2016 Quarter, lower average coal sales prices of $59.89 per ton sold during the 2016 Quarter compared to $61.45 per ton sold in the 2015 Quarter and the absence of certain payments in lieu of shipments received from a customer in the 2015 Quarter.  Coal sales decreased 20.9% to $115.3 million compared to $145.9 million in the 2015 Quarter.  The decrease of $30.6 million was primarily due to reduced sales volumes and lower average coal sales prices at our MC Mining and Tunnel Ridge mines.  Segment Adjusted EBITDA Expense decreased 21.3% to $77.0 million in the 2016 Quarter from $97.8 million in the 2015 Quarter, primarily due to reduced sales and production volumes.  Segment Adjusted EBITDA Expense per ton decreased $1.21 per ton sold to $39.99 compared to $41.20 per ton sold in the 2015 Quarter, due to lower selling expenses and inventory charges at our Tunnel Ridge and MC Mining mines as well as certain other cost decreases described above under “–Operating expenses and outside coal purchases,” offset in part by lower recoveries across the region.

Other and Corporate – In the 2016 Quarter, Segment Adjusted EBITDA decreased $4.0 million and coal sales and other sales and operating revenues decreased $30.0 million compared to the 2015 Quarter and Segment Adjusted EBITDA Expense decreased to $20.7 million for the 2016 Quarter compared to $46.5 million for the 2015 Quarter.  These decreases primarily resulted from decreased safety equipment sales by Matrix Design, reduced transloading activity at our Mt.Vernon facility and reduced intercompany coal brokerage activity.

Elimination – Segment Adjusted EBITDA Expense and coal sales eliminations decreased in the 2016 Quarter to $15.6 million and $14.0 million, respectively, reflecting reduced intercompany coal brokerage activity.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, equity investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity and borrowings under credit and securitization facilities.  We believe that existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional equity investments, debt payments, commitments and distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures and equity investments, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, as well as other financial and business factors, some of which are beyond our control.  Based on our recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any constraints to our liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Cash Flows

Cash provided by operating activities was $80.6 million for the 2016 Quarter compared to $161.6 million for the 2015 Quarter.  The decrease in cash provided by operating activities was primarily due to a decrease in net income for the 2016 Quarter as adjusted for a nominal increase in non-cash items, a decrease in accounts payable during the 2016 Quarter compared to an increase during the 2015 Quarter and increased growth in coal inventories during the 2016 Quarter, offset in part by a greater decrease in payroll and related benefits accruals during the 2015 Quarter compared to the 2016 Quarter.

Net cash used in investing activities was $57.3 million for the 2016 Quarter compared to $94.4 million for the 2015 Quarter.  The decrease in cash used in investing activities was primarily attributable to lower capital expenditures for mine infrastructure and equipment at various mines and the absence of business acquisition activity in the 2016 Quarter.

Net cash used in financing activities was $26.8 million for the 2016 Quarter compared to $65.4 million for the 2015 Quarter.  The decrease in cash used in financing activities was primarily attributable an increase in borrowings under our revolving credit and securitization facilities and a decrease in payments under our revolving credit facility during the 2016 Quarter, partially offset by increased payments under our securitization facility during the 2016 Quarter, which is discussed in more detail below under “–Debt Obligations.”

Capital Expenditures

Capital expenditures decreased to $31.7 million in the 2016 Quarter from $50.3 million in the 2015 Quarter.

Our anticipated total capital expenditures for the year ending December 31, 2016 are estimated in a range of $105.0 million to $115.0 million, which includes expenditures for infrastructure projects and maintenance capital at various mines.  In addition to these capital expenditures, we anticipate funding in 2016 investments of approximately $60.0 million to $70.0 million related to our commitment to acquire oil and gas mineral interests.  Management anticipates funding remaining 2016 capital requirements with cash and cash equivalents ($30.0 million as of March 31, 2016), cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from future sale-leaseback transactions or the issuance of debt or equity.  We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility.  On May 23, 2012, our Intermediate Partnership entered into a credit agreement (the “Credit Agreement”) with various financial institutions for a revolving credit facility (the “Revolving Credit Facility”) of $700.0 million and a term loan (the “Term Loan”) in the aggregate principal amount of $250.0 million (collectively, the Revolving Credit Facility and Term Loan are referred to as the “Credit Facility”).  Borrowings under the Credit Agreement bear interest at a Base Rate or Eurodollar Rate, at our election, plus an applicable margin that fluctuates depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  We have elected a Eurodollar Rate which, with applicable margin, was 2.09% on borrowings outstanding as of March 31, 2016.  The Credit Facility matures on May 23, 2017, at which time all amounts then outstanding are required to be repaid.  Interest is payable quarterly, with principal of the Term Loan due as follows: for each quarter commencing June 30, 2014 and ending March 31, 2016, quarterly principal payments in an amount per quarter equal to 2.50% of the aggregate amount of the Term Loan advances outstanding; for each quarter beginning June 30, 2016 through December 31, 2016, 20% of the aggregate amount of the Term Loan advances outstanding; and the remaining balance of the Term Loan advances at maturity.  In June 2014, we began making quarterly principal payments on the Term Loan, leaving a balance of $200.0 million at March 31, 2016.  We have the option to prepay the Term Loan at any time in whole or in part subject to terms and conditions described in the Credit Agreement.  Upon a “change of control” (as defined in the Credit Agreement), the unpaid principal amount of the Credit Facility, all interest thereon and all other amounts payable under the Credit Agreement would become due and payable.  On October 16, 2015 the Revolving Credit Facility was amended to increase the baskets for permitted other unsecured debt and capital lease obligations and for annual sale-leaseback arrangements.

At March 31, 2016, we had borrowings of $450.0 million and $5.9 million of letters of credit outstanding with $244.1 million available for borrowing under the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.  We incur an annual commitment fee of 0.25% on the undrawn portion of the Revolving Credit Facility.

Series B Senior Notes.  On June 26, 2008, we issued under the 2008 Note Purchase Agreement $145.0 million of Series B senior notes (“Series B Notes”), which bear interest at 6.72% and mature on June 26, 2018 with interest payable semi-annually.

The Series B Notes and the Credit Facility described above (collectively, “ARLP Debt Arrangements”) are guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership. The ARLP Debt Arrangements contain various covenants affecting our Intermediate Partnership and its subsidiaries restricting, among other things, the amount of distributions by our Intermediate Partnership, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions.  The ARLP Debt Arrangements also require the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  In addition, the ARLP Debt Arrangements require our Intermediate Partnership to maintain (a) debt to cash flow ratio of not more than 3.0 to 1.0 and (b) cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.38 to 1.0 and 22.7 to 1.0, respectively, for the trailing twelve months ended March 31, 2016.  We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2016.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility (“Securitization Facility”) providing additional liquidity and funding.  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  It was renewed in December 2015 and matures in December 2016.  On February 24, 2016 the facility was amended to include additional subsidiaries as sellers of trade receivables, thereby increasing availability under the facility.  At March 31, 2016, we had $91.7 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals entered into a credit agreement (the “Cavalier Credit Agreement”) with Mineral Lending, LLC (“Mineral Lending”) for a $100.0 million line of credit (the “Cavalier Credit Facility”).  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or 50% of Cavalier Minerals’ excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, then owned or later acquired, in AllDale Minerals.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of March 31, 2016, Cavalier Minerals’ had not drawn on the Cavalier Credit Facility.

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have agreements with two banks to provide additional letters of credit in an aggregate amount of $31.1 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  At March 31, 2016, we had $30.7 million in letters of credit outstanding under agreements with these two banks.

Related-Party Transactions

We have continuing related-party transactions with MGP, AHGP and SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, mineral and equipment leases with SGP and its affiliates, and agreements relating to the use of aircraft.  We also have transactions with WKY CoalPlay, LLC (“WKY CoalPlay”) regarding three mineral leases and AllDale Minerals and Bluegrass Minerals Management, LLC (“Bluegrass Minerals”) to support the acquisition of oil and gas mineral interests.  For more information regarding WKY CoalPlay, AllDale Minerals and Bluegrass Minerals, please read “Item 1. Financial Statements (Unaudited) – Note 7. Variable Interest Entities” and

“– Note 8. Equity Investment” of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2015, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions” for additional information concerning related-party transactions.

New Accounting Standards

See “Item 1. Financial Statements (Unaudited) – Note 2. New Accounting Standards” of this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility, Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $450.0 million in borrowings under the Revolving Credit Facility, $200.0 million outstanding under the Term Loan and $91.7 million in borrowings under the Securitization Facility at March 31, 2016.  A one percentage point increase in the interest rates related to the Revolving Credit Facility, Term Loan and Securitization Facility would result in an annualized increase in 2016 interest expense of $7.4 million, based on interest rate and borrowing levels at March 31, 2016.  With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $3.2 million in the estimated fair value of these borrowings.

As of March 31, 2016, the estimated fair value of the ARLP Debt Arrangements was approximately $886.5 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2016.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.          CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2016.

During the quarterly period ended March 31, 2016, other than changes that have resulted or may result from our purchase of the remaining equity of White Oak Resources LLC (“White Oak”) as described below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 31, 2015 (the “Hamilton Acquisition Date”) our subsidiary, Hamilton County Coal, LLC (“Hamilton”) acquired the remaining Series A and B Units, representing 60% of the voting interests in White Oak.  As of the Hamilton Acquisition Date, we owned 100% of the equity interests in White Oak and assumed operating control of White Oak Mine No. 1 (now known as Hamilton Mine No. 1), and began accounting for White Oak on a consolidated basis.  We continue to evaluate the business and internal controls and processes of Hamilton and are making various changes to their operating and organizational structures based on our business plan.  We are in the process of implementing our internal control structure over the acquired business.  We expect to complete the evaluation and integration of the internal controls and processes of Hamilton in the second quarter of 2016.

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

•                  we have made investments in oil and gas mineral interests through Cavalier Minerals and the value of those investments and related cash flows may be materially adversely affected by a continuation or worsening of depressed oil and gas prices;

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

PART II

OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A.       RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.  We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Third Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 14922391	3.1	06/16/2014

3.2	Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 051159681	3.1	10/27/2005

3.3	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.4	Certificate of Limited Partnership of Alliance Resource Partners, L.P.	S-1	333-78845 99630855	3.6	05/20/1999

3.5	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.6	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.7	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.4	04/01/2002

3.8	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.5	04/01/2002

3.9	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.6	04/01/2002

3.10	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 06993800	3.1	08/01/2006

3.11	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L. P. dated October 25, 2007	10-K	000-26823 08654096	3.10	02/29/2008

3.12	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated April 14, 2008	8-K	000-26823 08763867	3.1	04/18/2008

10.1	First Amendment to the Receivables Financing Agreement, dated as of December 4, 2015

10.2	Second Amendment to the Receivables Financing Agreement, dated as of February 24, 2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*
10.3	Joinder Agreement, dated as of February 24, 2016, among Warrior Coal, LLC, Webster County Coal, LLC, White Oak Resources LLC and Hamilton County Coal, LLC, dated as of February 24, 2016

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 10, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 10, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 10, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 10, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2016 filed in XBRL).

*       Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 10, 2016.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer