Form 10-Q
period 2017-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2017-05-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X ] Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company,  or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if smaller reporting company)
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes   [X]  No

As of May 8, 2017,  74,597,036 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,360	$39,782
Trade receivables	120,290	152,032
Other receivables	295	279
Due from affiliates	277	271
Inventories, net	77,871	61,051
Advance royalties, net	1,207	1,207
Prepaid expenses and other assets	18,072	22,050
Total current assets	305,372	276,672
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,940,438	2,920,988
Less accumulated depreciation, depletion and amortization	(1,388,753)	(1,335,145)
Total property, plant and equipment, net	1,551,685	1,585,843
OTHER ASSETS:
Advance royalties, net	39,855	29,372
Equity investments in affiliates	147,052	138,817
Goodwill	136,399	136,399
Other long-term assets	23,953	25,939
Total other assets	347,259	330,527
TOTAL ASSETS	$2,204,316	$2,193,042

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$65,583	$64,055
Due to affiliates	550	906
Accrued taxes other than income taxes	18,459	18,273
Accrued payroll and related expenses	34,189	41,576
Accrued interest	2,460	316
Workers' compensation and pneumoconiosis benefits	9,826	9,897
Current capital lease obligations	27,505	27,196
Other current liabilities	14,509	14,778
Current maturities, long-term debt, net	149,953	149,874
Total current liabilities	323,034	326,871
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	368,498	399,446
Pneumoconiosis benefits	63,204	62,822
Accrued pension benefit	41,300	42,070
Workers' compensation	39,940	40,400
Asset retirement obligations	125,888	125,266
Long-term capital lease obligations	78,560	85,540
Other liabilities	17,527	17,203
Total long-term liabilities	734,917	772,747
Total liabilities	1,057,951	1,099,618

PARTNERS' CAPITAL:
Alliance Resource Partners, L.P. ("ARLP") Partners' Capital:
Limited Partners - Common Unitholders 74,597,036 and 74,375,025 units outstanding, respectively	1,451,453	1,400,202
General Partners’ deficit	(272,560)	(273,788)
Accumulated other comprehensive loss	(38,287)	(38,540)
Total ARLP Partners' Capital	1,140,606	1,087,874
Noncontrolling interest	5,759	5,550
Total Partners' Capital	1,146,365	1,093,424
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,204,316	$2,193,042

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
SALES AND OPERATING REVENUES:
Coal sales	$438,744	$401,292
Transportation revenues	9,596	6,558
Other sales and operating revenues	12,740	4,979
Total revenues	461,080	412,829

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	262,792	263,579
Transportation expenses	9,596	6,558
General and administrative	16,033	17,238
Depreciation, depletion and amortization	65,127	70,607
Total operating expenses	353,548	357,982

INCOME FROM OPERATIONS	107,532	54,847

Interest expense (net of interest capitalized for the three months ended March 31, 2017 and 2016 of $81 and $227, respectively)	(7,516)	(7,615)
Interest income	24	3
Equity in income (loss) of affiliates	3,700	(27)
Other income	1,298	91
INCOME BEFORE INCOME TAXES	105,038	47,299

INCOME TAX BENEFIT	(12)	(9)

NET INCOME	105,050	47,308

LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(148)	2

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. ("NET INCOME OF ARLP")	$104,902	$47,310

GENERAL PARTNERS' INTEREST IN NET INCOME OF ARLP	$20,146	$19,722

LIMITED PARTNERS' INTEREST IN NET INCOME OF ARLP	$84,756	$27,588

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 9)	$1.10	$0.36

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.4375	$0.6750

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	74,503,298	74,291,114

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

NET INCOME	$105,050	$47,308

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	47	—
Amortization of net actuarial loss (1)	773	789
Total defined benefit pension plan adjustments	820	789

Pneumoconiosis benefits
Amortization of net actuarial gain (1)	(567)	(661)
Total pneumoconiosis benefits adjustments	(567)	(661)

OTHER COMPREHENSIVE INCOME	253	128

COMPREHENSIVE INCOME	105,303	47,436

Less: Comprehensive (income) loss attributable to noncontrolling interest	(148)	2

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$105,155	$47,438

(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 10 and 12 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES	$177,011	$80,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(30,346)	(31,733)
Increase (decrease) in accounts payable and accrued liabilities	2,144	(6,247)
Proceeds from sale of property, plant and equipment	453	458
Contributions to equity investments in affiliates	(9,287)	(20,168)
Other	1,191	416
Net cash used in investing activities	(35,845)	(57,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	—	22,500
Payments under securitization facility	—	(13,900)
Payments on term loan	—	(6,250)
Borrowings under revolving credit facilities	—	105,000
Payments under revolving credit facilities	(25,000)	(40,000)
Payments on capital lease obligations	(6,678)	(4,871)
Payment of debt issuance costs	(6,664)	—
Contributions to consolidated company from affiliate noncontrolling interest	251	796
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(2,988)	(1,336)
Cash contributions by General Partners	905	47
Distributions paid to Partners	(53,224)	(88,749)
Other	(190)	—
Net cash used in financing activities	(93,588)	(26,763)

NET CHANGE IN CASH AND CASH EQUIVALENTS	47,578	(3,443)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,782	33,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,360	$29,988

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,708	$4,996

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$10,376	$6,387
Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before tax withholding requirements	$8,149	$3,642

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present the consolidated financial position as of March 31, 2017 and December 31, 2016 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2017 and 2016 of ARLP, the Intermediate Partnership (a subsidiary of ARLP and a variable interest entity of which ARLP is the primary beneficiary), Alliance Coal (a subsidiary of the Intermediate Partnership and a variable interest entity of which the Intermediate Partnership is the primary beneficiary) and other directly and indirectly wholly- and majority-owned subsidiaries of the Intermediate Partnership and Alliance Coal.  The Intermediate Partnership, Alliance Coal and their wholly- and majority-owned subsidiaries represent virtually all the net assets of the ARLP Partnership.  MGP's interests in both Alliance Coal and the Intermediate Partnership and SGP's 0.01% interest in the Intermediate Partnership are reported as part of the overall two percent general partner interest in the ARLP Partnership.  MGP's IDR in ARLP are also reported with the general partner interest in ARLP.  All intercompany transactions and accounts have been eliminated.  See Note 7 – Variable Interest Entities for more information regarding ARLP's consolidation of the Intermediate Partnership and Alliance Coal.  See Note 9 – Net Income of ARLP Per Limited Partner Unit for more information regarding MGP's IDR in ARLP.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results presented for prior periods have been recast to reflect an immaterial reclassification of depreciation, depletion, and amortization capitalized into coal inventory as an adjustment to Depreciation, depletion, and amortization rather than Operating expenses (excluding depreciation, depletion, and amortization).  This reclassification did not impact Total operating expenses,  Income from operations,  Net income, Net income of ARLP or Basic and diluted net income of ARLP per limited partner unit.    Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2017.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of the ARLP Partnership's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements.  Actual results could differ from those estimates.

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04").  The ASU simplifies the subsequent measurement of goodwill by eliminating the need for an entity to determine the implied fair value of goodwill to calculate an impairment charge.  Under the new guidance an entity compares the fair value of the reporting unit containing the goodwill to its carrying value and records any excess carrying value as an impairment charge.  We have early adopted this new standard and will apply the guidance to any future goodwill impairment assessments.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09").  ASU 2016-09 simplifies the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, flexibility in the accounting for forfeitures and classification on the statement of cash flows.  ASU 2016-09 was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2016-09 did not have a material impact on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11").  ASU 2015-11 simplifies the subsequent measurement of inventory.  It replaces the current lower of cost or market test with the lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard was applied prospectively and was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2015-11 did not have a material impact on our condensed consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation–Retirement Benefits (Topic 715) ("ASU 2017-07").  ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost.  It also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.  The new guidance will be applied retroactively to all periods presented.  ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  We are currently evaluating the effect of adopting ASU 2017-07, but do not anticipate it will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking "expected loss" model that generally will result in earlier recognition of allowances for losses.  The new standard will require disclosure of significantly more information related to these items.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods.  We are currently evaluating the effect of adopting ASU 2016-13, but do not anticipate it will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard’s  "capital" or "operating" classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  We are currently evaluating the effect of adopting ASU 2016-02.

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

We have developed an assessment team to determine the effect of adopting ASU 2014-09.  As part of our assessment process, we applied the five-step analysis outlined in the new standard to certain contracts representative of the majority of our coal sales contracts and determined that our pattern of recognition appears consistent between both the new and existing standards. We have also reviewed the expanded disclosure requirements under the new standard and determined the additional information to be disclosed.  In addition we are in the process of reviewing our business processes, systems and internal controls over financial reporting to support the new recognition and disclosure requirements under the new standard.  The assessment team continues to report our implementation progress for the new standard to our management and audit committee of our managing general partner ("Audit Committee").

We continue to monitor closely, a) activities of the FASB and various non-authoritative groups with respect to implementation issues that might impact our determinations, b) existing contracts for consistency with current implementation determinations derived from our assessment process and c) our revenue recognition policy, where applicable, for required modifications.  We expect to complete this review in the first half of 2017.

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

4.INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)

Coal	$44,160	$29,242
Supplies (net of reserve for obsolescence of $5,340 and $4,940, respectively)	33,711	31,809
Total inventories, net	$77,871	$61,051

5.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	$—	$—	$9,700	$—	$—	$9,700

Additional disclosures:
Long-term debt	—	538,876	—	—	559,509	—
Total	$—	$538,876	$9,700	$—	$559,509	$9,700

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

The estimated fair value of our contingent consideration arrangement is based on a probability-weighted discounted cash flow model.  The assumptions in the model include a risk-adjusted discount rate, forward coal sales price curves, cost of debt and probabilities of meeting certain contractual threshold coal sales prices.  The fair value measurement is based on significant inputs not observable in active markets and thus represents a Level 3 fair value measurement under the fair value hierarchy.

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized
	Principal		Debt Issuance Costs
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
	(in thousands)
Revolving Credit facility	$230,000	$255,000	$(6,418)	$(453)
Series B senior notes	145,000	145,000	(84)	(101)
Term loan	50,000	50,000	(47)	(126)
Securitization facility	100,000	100,000	—	—
	525,000	550,000	(6,549)	(680)
Less current maturities	(150,000)	(150,000)	47	126
Total long-term debt	$375,000	$400,000	$(6,502)	$(554)

On January 27, 2017, our Intermediate Partnership entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions for a revolving credit facility and term loan (the "Credit Facility").  The Credit Facility replaced the $250 million term loan ("Replaced Term Loan") and $700 million revolving credit facility ("Replaced Revolving Credit Facility") extended to the Intermediate Partnership on May 23, 2012 (the "Replaced Credit Agreement") by various banks and other lenders that would have expired on May 23, 2017.

The Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $490.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "Term Loan").  The outstanding revolver balance and term loan balance under the Replaced Credit Agreement were deemed to have been advanced under the Credit Facility on January 27, 2017.  On April 3, 2017, we entered into an amendment to the Credit Agreement (the "Amendment") to extend the termination date of the Revolving Credit Facility as to $457.25 million of commitments to May 23, 2021, eliminate the Cavalier Condition and the Senior Notes Condition (both as defined in the Credit Agreement) and effectuate certain other changes.  In connection with the Amendment, we increased the commitments under the Revolving Credit Facility from $479.75 million to $490.75 million, effective May 23, 2017.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership’s assets.  The Term Loan aggregate remaining outstanding principal balance of $50.0 million will be paid in full in May 2017.

Borrowings under the Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Revolving Credit Facility bears a lower interest rate for Non-Extending Lenders during their brief participation period which ends May 23, 2017 compared to rates associated with the new lenders and Extending Lenders which are in effect through termination of the Revolving Credit Facility.  We elected a Eurodollar Rate, which, with applicable margin, was 3.12% on borrowings outstanding as of March 31, 2017.  At March 31, 2017, we had borrowings of $230.0 million and $8.6 million of letters of credit outstanding with $537.9 million available for borrowing under the Revolving Credit Facility. We currently incur a weighted average annual commitment fee of 0.31% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.

On January 27, 2017, the Intermediate Partnership also amended the 2008 Note Purchase Agreement dated June 26, 2008, for $145.0 million of Series B Senior Notes which bear interest at 6.72% and are due to mature on June 26, 2018 with interest payable semi-annually.  The amendment provided for certain modifications to the terms and provisions of the Note Purchase Agreement, including granting liens on substantially all of the Intermediate Partnership's assets to secure its obligations under the Note Purchase Agreement on an equal basis with the obligations under the Credit

Agreement.  The amendment also modified certain covenants to align them with the applicable covenants in the Credit Agreement.  As discussed below, we intend to repay the Series B Senior Notes in May 2017.

The Credit Agreement and the Series B Senior Notes (collectively, "ARLP Debt Arrangements") contain various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the ARLP Debt Arrangements).  The Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership’s ability to incur certain unsecured debt. See Note 7 – Variable Interest Entities for further discussion of restrictions on the cash available for distribution.  The Amendment also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The ARLP Debt Arrangements require the Intermediate Partnership maintain (a) a debt to cash flow ratio of not more than 2.25 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.80 to 1.0 and 25.5 to 1.0, respectively, for the trailing twelve months ended March 31, 2017.  We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2017.

On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.    The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on November 1, 2017.  The indenture to the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net proceeds from one or more equity offerings.  The issuers of the Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture to the Senior Notes.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem the Senior Notes at a redemption price equal to the principal amount of the Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the Senior Notes and cash on hand were partially used to repay the Revolving Credit Facility and will partially be used to repay the Term Loan and the outstanding Series B Senior Notes in May 2017 (including a make-whole payment of approximately $8.9 million).  We incurred discount and debt issuance costs of approximately $9.0 million in connection with issuance of the Senior Notes which will be deferred and amortized as a component of interest expense over the Term.

On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility") providing additional liquidity and funding.  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly-owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in December 2016 and matures in December 2017. At March 31, 2017, we had $100.0 million outstanding under the Securitization Facility.

On October 6, 2015, Cavalier Minerals JV, LLC ("Cavalier Minerals") (see Note 7 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by a) Alliance Resource Holdings II, Inc. ("ARH II," the parent of ARH), b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II") (collectively "AllDale Minerals").  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of March 31, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals, LLC ("Alliance Minerals") has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

7.VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, our subsidiary, Alliance Minerals, and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals, which was formed to indirectly acquire oil and gas mineral interests, initially through its 71.7% noncontrolling ownership interest in AllDale I and subsequently through its 72.8% noncontrolling ownership interest in AllDale II.  Bluegrass Minerals is owned and controlled by the ARH Officer discussed in Note 6 – Long-Term Debt and is Cavalier Minerals' managing member.  Alliance Minerals and Bluegrass Minerals initially committed funding of $48.0 million and $2.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed funding of $49.0 million to AllDale I.  On October 6, 2015, Alliance Minerals and Bluegrass Minerals committed to fund an additional $96.0 million and $4.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed to fund $100.0 million to AllDale II.  Contributions in the three months ended March 31, 2017 sufficiently completed funding to Cavalier Minerals for these commitments.  As of March 31, 2017, Cavalier Minerals is not expected to call on further funding of these commitments from Alliance Minerals and Bluegrass Minerals.

Contributions made from Alliance Minerals and Bluegrass Minerals to Cavalier Minerals for each period presented are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Alliance Minerals
Beginning cumulative commitment fulfilled	$137,077	$63,498
Capital contributions - Cash	6,035	19,080
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	399
Ending cumulative commitment fulfilled	143,112	82,977
Remaining commitment	888	61,023
Total committed	$144,000	$144,000

Bluegrass Minerals
Beginning cumulative commitment fulfilled	$5,712	$2,646
Capital contributions - Cash	251	795
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	17
Ending cumulative commitment fulfilled	5,963	3,458
Remaining commitment	37	2,542
Total committed	$6,000	$6,000

(1)	Represents distributions received from AllDale Minerals net of distributions reinvested and payments to Bluegrass Minerals for administration expense.

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Alliance Minerals	$4,563	$—
Bluegrass Minerals	190	—

Alliance Minerals' ownership interest in Cavalier Minerals at March 31, 2017 was 96%.  The remainder of the equity ownership is held by Bluegrass Minerals.  We have consolidated Cavalier Minerals' financial results as we concluded that Cavalier Minerals is a variable interest entity ("VIE") and we are the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually has both the power and the benefits related to Cavalier Minerals and we are most closely aligned with Cavalier Minerals through our substantial equity ownership.  Bluegrass Minerals’ equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), a wholly-owned subsidiary of SGP, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by the President and Chief Executive Officer of MGP entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the three months ended March 31, 2017, we paid $10.8 million of advanced royalties to WKY CoalPlay.  As of March 31, 2017, we had $30.1 million of advanced royalties outstanding under the leases, which is reflected in the Advance royalties, net line items in our condensed consolidated balance sheets.

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

8.EQUITY INVESTMENT

AllDale Minerals

In November 2014, Cavalier Minerals (see Note 7 – Variable Interest Entities), was created to indirectly purchase, through its equity investments in AllDale Minerals, oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  In February 2017, Alliance Minerals committed to directly (rather than through Cavalier Minerals) invest $30.0 million in AllDale Minerals III, LP ("AllDale III") which was created for similar investment purposes.  We continually review all rights provided to Cavalier Minerals and us by various agreements and continue to conclude all such rights do not provide Cavalier Minerals or us the ability to unilaterally direct any of the activities of AllDale Minerals or AllDale III (collectively, the "AllDale Partnerships") that most significantly impact the economic performance of the AllDale Partnerships.  As such, we account for our ownership interest in the income or loss of the AllDale Partnerships as equity investments and it is so reflected in our condensed consolidated financial statements.  We record equity income or loss based on the AllDale Partnerships'  individual distribution structures.  The changes in our aggregate equity investment in the AllDale Partnerships for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Beginning balance	$138,817	$64,509
Contributions	9,287	20,168
Equity in income (loss) of affiliates	3,700	(27)
Distributions received	(4,752)	(416)
Ending balance	$147,052	$84,234

9.NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per unit ("EPU").  Net income of ARLP is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner, the holder of the IDR pursuant to our partnership agreement, which are declared and paid following the end of each quarter. Under the quarterly IDR provisions of our partnership agreement, our managing general partner is entitled to receive 15% of the amount we distribute in excess of $0.1375 per unit, 25% of the amount we distribute in excess of $0.15625 per unit, and 50% of the amount we distribute in excess of $0.1875 per unit.  Our partnership agreement contractually limits our distributions to available cash; therefore, undistributed earnings of the ARLP Partnership are not allocated to the IDR holder.  In addition, outstanding awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Deferred Compensation Plan") include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities.  As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.  The following is a reconciliation of net income of ARLP used for calculating basic earnings per unit and the weighted-average units used in computing EPU for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except per unit data)
Net income of ARLP	$104,902	$47,310
Adjustments:
Managing general partner's priority distributions	(19,216)	(19,159)
General partners' 2% equity ownership	(1,730)	(563)
General partners' special allocation of certain general and administrative expenses	800	—

Limited partners' interest in net income of ARLP	84,756	27,588

Less:
Distributions to participating securities	(966)	(875)
Undistributed earnings attributable to participating securities	(1,465)	—

Net income of ARLP available to limited partners	$82,325	$26,713

Weighted-average limited partner units outstanding – basic and diluted (1)	74,503	74,291

Basic and diluted net income of ARLP per limited partner unit (1)	$1.10	$0.36

(1)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive.  The combined total of LTIP, SERP and Deferred Compensation Plan units of 1,427 and 439 for the three months ended March 31, 2017 and 2016, respectively, were considered anti-dilutive under the treasury stock method.

During the three months ended March 31, 2017, an affiliated entity controlled by Mr. Craft made a capital contribution of $0.8 million to AHGP for the purpose of funding certain general and administrative expenses.  Upon AHGP's receipt of the contribution, it contributed the same to its subsidiary MGP, our managing general partner, which in turn contributed the same to our subsidiary, Alliance Coal.  As provided under our partnership agreement, we made a special allocation to our managing general partner of certain general and administrative expenses equal to its contribution.  Net income of ARLP allocated to the limited partners was not burdened by this expense.

10.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Beginning balance	$48,131	$54,558
Accruals increase	1,974	3,237
Payments	(2,925)	(2,723)
Interest accretion	420	492
Ending balance	$47,600	$55,564

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Service cost	$546	$648
Interest cost	629	627
Amortization of net actuarial gain (1)	(567)	(661)
Net periodic benefit cost	$608	$614

(1)	Amortization of net actuarial gain is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

11.COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  The LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to review and approval of the compensation committee of the MGP board of directors (the "Compensation Committee").  Vesting of all grants outstanding are subject to the satisfaction of certain financial tests, which management currently believes are probable.  Grants issued to LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants.  We expect to settle the non-vested LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy tax withholding obligations of LTIP participants.  As provided under the distribution equivalent rights provisions of the LTIP and the terms of the LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or, in the case of the 2016 and 2017 grants, at the discretion of the Compensation Committee, cash or in lieu of cash, phantom units credited to a bookkeeping account with value, equal to the cash distributions we make to unitholders during the vesting period.

A summary of non-vested LTIP grants as of and for the three months ended March 31, 2017 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2017	1,604,748	$23.19	$36,027
Granted	462,890	23.25
Vested (1)	(350,516)	40.73
Forfeited	(16,466)	21.22
Non-vested grants at March 31, 2017	1,700,656	19.61	36,819

(1)

During the three months ended March 31, 2017, we issued 222,011 unrestricted common units to the LTIP participants.  The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.

For the three months ended March 31, 2017 and 2016, our LTIP expense was $2.6 million and $2.9 million, respectively.  The total obligation associated with the LTIP as of March 31, 2017 was $13.4 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets. As of March 31, 2017, there was $19.9 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.8 years.

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

 A summary of SERP and Deferred Compensation Plan activity as of and for the three months ended March 31, 2017 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2017	494,018	$29.77	$11,091
Granted	12,307	23.22
Phantom units outstanding as of March 31, 2017	506,325	29.61	10,962

Total SERP and Deferred Compensation Plan expense was $0.3 million for each of the three months ended March 31, 2017 and 2016.  As of March 31, 2017, the total obligation associated with the SERP and Deferred Compensation Plan was $15.0 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

12.COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the "Pension Plan") that we sponsor.  The Pension Plan is currently closed to new applicants and effective January 31, 2017, participants within the Pension Plan ("Participants") are no longer receiving benefit accruals for service.  The amendment did not affect pension benefits accrued prior to January 31, 2017.  All Participants can participate in enhanced benefit provisions under the defined contribution profit sharing and savings plan.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Service cost	$—	$598
Interest cost	1,135	1,132
Expected return on plan assets	(1,252)	(1,287)
Amortization of prior service cost (1)	47	—
Amortization of net loss (1)	773	789
Net periodic benefit cost	$703	$1,232

(1)

Amortization of prior service cost and net actuarial loss is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

During the three months ended March 31, 2017, we made a contribution payment of $0.7 million to the Pension Plan for the 2016 plan year.  On April 17, 2017, we made a contribution payment of $0.6 million for the 2017 plan year.

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including current operating mining complexes a) Webster County Coal, LLC's Dotiki mining complex, b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines, c) Warrior Coal, LLC's mining complex, d) River View Coal, LLC's mining complex and e) Hamilton County Coal, LLC’s mining complex.  The Gibson North mine has been idled since the fourth quarter of 2015 in response to market conditions.

The Illinois Basin reportable segment also includes White County Coal, LLC's Pattiki mining complex ("Pattiki"), Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree Mining, LLC's mining complex ("Sebree"), which includes the Onton mine, Steamport, LLC and certain Sebree reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal").  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  Our Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.  UC Coal equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

The Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge, LLC mining complex and the MC Mining, LLC mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

Other and Corporate includes marketing and administrative activities, ASI and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities, coal brokerage activity, Mid-America Carbonates, LLC ("MAC"), certain activities of Alliance Resource Properties, Pontiki Coal, LLC's throughput receivables and prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), Alliance Minerals, and its affiliate, Cavalier Minerals (Note 7 – Variable Interest Entities), both of which hold equity investments in various AllDale Partnerships (Note 8 – Equity Investment), AROP Funding and our new subsidiary formed March 30, 2017, Alliance Finance (both discussed in Note 6 - Long-Term Debt).

Reportable segment results as of and for the three months ended March 31, 2017 and 2016 are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended March 31, 2017

Revenues - Outside	$264,350	$170,244	$26,486	$—	$461,080
Revenues - Intercompany	11,205	—	4,113	(15,318)	—
Total revenues (2)	275,555	170,244	30,599	(15,318)	461,080

Segment Adjusted EBITDA Expense (3)	161,437	95,317	17,838	(13,098)	261,494
Segment Adjusted EBITDA (4)(5)	106,263	73,187	16,461	(2,221)	193,690
Total assets (6)	1,426,551	479,375	416,379	(117,989)	2,204,316
Capital expenditures	17,189	12,780	377	—	30,346

Three Months Ended March 31, 2016

Revenues - Outside	$276,018	$116,145	$20,666	$—	$412,829
Revenues - Intercompany	11,858	2,181	4,504	(18,543)	—
Total revenues (2)	287,876	118,326	25,170	(18,543)	412,829

Segment Adjusted EBITDA Expense (3)	178,643	79,729	20,746	(15,630)	263,488
Segment Adjusted EBITDA (4)	104,772	36,669	4,229	(2,914)	142,756
Total assets (6)	1,685,134	519,223	297,009	(132,864)	2,368,502
Capital expenditures	18,014	12,663	1,056	—	31,733

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

(3)

Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues.  We review Segment Adjusted EBITDA Expense per ton for cost trends.  Results presented for Segment Adjusted EBITDA Expense for the three months ended March 31, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Segment Adjusted EBITDA Expense	$261,494	$263,488
Other income	1,298	91
Operating expenses (excluding depreciation, depletion and amortization)	$262,792	$263,579

(4)

Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.  Results presented for Segment Adjusted EBITDA for the three months ended March 31, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Consolidated Segment Adjusted EBITDA	$193,690	$142,756
General and administrative	(16,033)	(17,238)
Depreciation, depletion and amortization	(65,127)	(70,607)
Interest expense, net	(7,492)	(7,612)
Income tax benefit	12	9
Net income	$105,050	$47,308

(5)	Includes equity in income of affiliates for the three months ended March 31, 2017 of $3.7 million in Other and Corporate.

(6)	Total assets for Other and Corporate include investments in affiliates of $147.1 million and $84.2 million at March 31, 2017 and 2016, respectively.

14.SUBSEQUENT EVENTS

On April 28, 2017, we declared a quarterly distribution for the quarter ended March 31, 2017, of $0.4375 per unit, on all common units outstanding, totaling approximately $52.5 million, including our managing general partner's incentive distributions, payable on May 15, 2017 to all unitholders of record as of May 8, 2017.

Other than the events described above and in Notes 6 and 12, there were no other subsequent events.

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

Summary

We are a diversified producer and marketer of coal primarily to major United States ("U.S.") utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the second largest coal producer in the eastern U.S.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  We operate eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, and operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.

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

•

Illinois Basin reportable segment is comprised of multiple operating segments, including the following current operating mining complexes: a) Webster County Coal, LLC's Dotiki mining complex; b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines; c) Warrior Coal, LLC's mining complex; d) River View Coal, LLC's mining complex ("River View") and e) Hamilton County Coal, LLC’s mining complex ("Hamilton").  The Gibson North mine has been idled since the fourth quarter of 2015 in response to market conditions.

The Illinois Basin reportable segment also includes White County Coal, LLC's Pattiki mining complex ("Pattiki"); Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine ("Elk Creek"), the Pleasant View surface mineable reserves and the Fies underground project; Sebree Mining, LLC's mining complex ("Sebree"), which includes the Onton mine, Steamport, LLC and certain Sebree reserves; CR Services, LLC; CR Machine Shop, LLC; certain properties and equipment of Alliance Resource Properties; ARP Sebree, LLC; ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal").  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  Our Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.  UC Coal equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

•

Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex ("Mettiki"); the Tunnel Ridge, LLC mining complex ("Tunnel Ridge"); and the MC Mining, LLC mining complex ("MC Mining").  The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

•

Other and Corporate includes marketing and administrative activities; Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC ("Matrix Design") and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD; Alliance Design Group, LLC; ASI's ownership of aircraft; the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities; coal brokerage activity; the manufacturing and sales (primarily to our mines) of rock dust by Mid-America Carbonates, LLC; certain activities of Alliance Resource Properties; Pontiki Coal, LLC's throughput receivables and prior workers' compensation and pneumoconiosis liabilities; Wildcat Insurance, LLC; Alliance Minerals, LLC ("Alliance Minerals"), which holds direct equity investments in AllDale Minerals III, LP ("AllDale III"), and its affiliate, Cavalier Minerals JV, LLC ("Cavalier Minerals"), which holds equity investments in AllDale Minerals, LP and AllDale Minerals II, LP (collectively with AllDale III, the "AllDale Partnerships"), AROP Funding, LLC ("AROP Funding") and our new subsidiary formed March 30, 2017, Alliance Resource Finance Corporation ("Alliance Finance"). Please read "Item 1. Financial Statements (Unaudited) – Note 6. Long-term Debt", "– Note 7. Variable Interest Entities" and "– Note 8. Equity Investment" of this Quarterly Report on Form 10-Q for more information on AROP Funding, Alliance Finance, Alliance Minerals, Cavalier Minerals and the AllDale Partnerships.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

We reported net income attributable to ARLP of $104.9 million for the three months ended March 31, 2017 ("2017 Quarter") compared to $47.3 million for the three months ended March 31, 2016 ("2016 Quarter"). The increase of $57.6 million was due to increased coal sales volumes, which rose to 9.6 million tons sold in the 2017 Quarter compared to 7.5 million tons sold in the 2016 Quarter, higher other sales and operating revenues, lower depreciation, depletion and amortization, lower operating expenses and higher equity in earnings of affiliates from our investments in oil and gas mineral interests, offset in part by lower coal sales price realizations.  Total revenues increased to $461.1 million in the 2017 Quarter compared to $412.8 million in the 2016 Quarter as increased sales volumes and other sales and operating revenues more than offset lower coal sales prices.    Even though coal sales and production volumes increased by 28.9% and 15.0%, respectively,  for the 2017 Quarter, operating expenses were slightly lower compared to the 2016 Quarter  reflecting the benefits of our recent efficiency initiatives to shift production to lower-cost operations.  The favorable production cost mix in the 2017 Quarter significantly lowered operating expenses per ton sold compared to the 2016 Quarter.  Results presented for the 2016 Quarter have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

	Three Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(per ton sold)
Tons sold	9,610	7,456	N/A	N/A
Tons produced	10,218	8,884	N/A	N/A
Coal sales	$438,744	$401,292	$45.65	$53.82
Operating expenses	$262,792	$263,579	$27.35	$35.35

Coal sales.  Coal sales increased $37.4 million or 9.3% to $438.7 million for the 2017 Quarter from $401.3 million for the 2016 Quarter.  The increase in coal sales reflected the benefit of increased tons sold, which contributed $115.9 million in additional coal sales, partially offset by lower average coal sales prices, which reduced coal sales by $78.5 million.  Sales and production volumes rose to 9.6 million tons sold and 10.2 million tons produced in the 2017 Quarter compared to 7.5 million tons sold and 8.9 million tons produced in the 2016 Quarter, primarily due to strong performances at the Gibson South, River View, Hamilton and Tunnel Ridge mines.  Average coal sales prices decreased $8.17 per ton sold in the 2017 Quarter to $45.65 compared to $53.82 per ton sold in the 2016 Quarter, primarily as a result of the expiration and/or renegotiation of certain higher-priced long-term contracts in addition to a significant increase in lower price export tons shipped from our Illinois Basin mines partially offset by increased higher priced export shipments from our Mettiki mine.  There were no export shipments in the 2016 Quarter.

Operating expenses.  Operating expenses decreased 0.3% to $262.8 million for the 2017 Quarter from $263.6 million for the 2016 Quarter primarily as a result of the previously discussed favorable production cost mix.  On a per ton basis, operating expenses decreased 22.6% to $27.35 per ton sold from $35.35 per ton sold in the 2016 Quarter, due primarily to the lower-cost production mix and increased sales and production volumes.  The most significant impacts on operating expenses are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 25.3% to $8.70 per ton in the 2017 Quarter from $11.65 per ton in the 2016 Quarter.  This decrease of $2.95 per ton was primarily attributable to the increased mix of lower-cost production discussed above;

•

Material and supplies expenses per ton produced decreased 12.3% to $8.81 per ton in the 2017 Quarter from $10.05 per ton in the 2016 Quarter.  The decrease of $1.24 per ton produced resulted primarily from the increased mix of lower-cost production discussed above and decreases of $0.33 per ton for power and fuel used in the mining process, $0.23 per ton in longwall subsidence expense, $0.20 per ton in outside services used in the mining process, $0.19 per ton for roof support and $0.17 per ton for certain ventilation expenses;

•

Maintenance expenses per ton produced decreased 9.9% to $3.17 per ton in the 2017 Quarter from $3.52 per ton in the 2016 Quarter.  The decrease of $0.35 per ton produced was primarily due to the increased mix of lower-cost production discussed above; and

•

Production taxes and royalties expenses incurred as a percentage of coal sales prices and volumes decreased $0.95 per produced ton sold in the 2017 Quarter compared to the 2016 Quarter primarily as a result of lower excise taxes per ton resulting from a favorable state production mix and lower average coal sales prices as discussed above.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $12.7 million in the 2017 Quarter from $5.0 million in the 2016 Quarter.  The increase of $7.7 million was primarily due to increased mining technology product sales by Matrix Design and increased transloading revenues from Mt. Vernon.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $65.1 million in the 2017 Quarter from $70.6 million in the 2016 Quarter.  The decrease of $5.5 million resulted primarily from the depletion of reserves at our Elk Creek mine in the 2016 Quarter and closure of the Pattiki mine in the fourth quarter of 2016, offset in part by an increase in coal sales volumes at the Hamilton and Tunnel Ridge mines in the 2017 Quarter.

Equity in income (loss) of affiliates.  Equity in earnings of affiliates increased $3.7 million in the 2017 Quarter compared to the 2016 Quarter due to increased earnings from our investments in the AllDale Partnerships.

Transportation revenues and expenses.  Transportation revenues and expenses were $9.6 million and $6.6 million for the 2017 and 2016 Quarters, respectively.  The increase of $3.0 million was primarily attributable to increased tonnage for which we arranged transportation at certain mines, partially offset by a decrease in average transportation rates in the 2017 Quarter.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Segment Adjusted EBITDA.  Our 2017 Quarter Segment Adjusted EBITDA increased $50.9 million, or 35.7%, to $193.7 million from the 2016 Quarter Segment Adjusted EBITDA of $142.8 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Three Months Ended
	March 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$106,263	$104,772	$1,491	1.4%
Appalachia	73,187	36,669	36,518	99.6%
Other and Corporate	16,461	4,229	12,232	(1)
Elimination	(2,221)	(2,914)	693	23.8%
Total Segment Adjusted EBITDA (2)	$193,690	$142,756	$50,934	35.7%

Tons sold
Illinois Basin	6,665	5,530	1,135	20.5%
Appalachia	2,930	1,926	1,004	52.1%
Other and Corporate	342	367	(25)	(6.8)%
Elimination	(327)	(367)	40	10.9%
Total tons sold	9,610	7,456	2,154	28.9%

Coal sales
Illinois Basin	$266,928	$282,689	$(15,761)	(5.6)%
Appalachia	167,773	115,344	52,429	45.5%
Other and Corporate	15,248	17,298	(2,050)	(11.9)%
Elimination	(11,205)	(14,039)	2,834	20.2%
Total coal sales	$438,744	$401,292	$37,452	9.3%

Other sales and operating revenues
Illinois Basin	$772	$726	$46	6.3%
Appalachia	730	1,054	(324)	(30.7)%
Other and Corporate	15,351	7,704	7,647	99.3%
Elimination	(4,113)	(4,505)	392	8.7%
Total other sales and operating revenues	$12,740	$4,979	$7,761	(1)

Segment Adjusted EBITDA Expense
Illinois Basin	$161,437	$178,643	$(17,206)	(9.6)%
Appalachia	95,317	79,729	15,588	19.6%
Other and Corporate	17,838	20,746	(2,908)	(14.0)%
Elimination	(13,098)	(15,630)	2,532	16.2%
Total Segment Adjusted EBITDA Expense (2)	$261,494	$263,488	$(1,994)	(0.8)%

(1)	Percentage change is greater than or equal to 100%.

(2)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."    Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for the three months ended March 31, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA increased 1.4% to $106.3 million in the 2017 Quarter from $104.8 million in the 2016 Quarter.  The increase of $1.5 million was primarily attributable to decreased expenses per ton resulting from a favorable production mix, partially offset by lower coal sales, which decreased 5.6% to $266.9 million in the 2017

Quarter from $282.7 million in the 2016 Quarter.  The decrease of $15.8 million in coal sales primarily reflects lower average coal sales prices of $40.05 in the 2017 Quarter compared to $51.12 in the 2016 Quarter resulting from the expiration and/or renegotiation of certain higher-priced long-term contracts and 1.9 million tons of lower price export sales volumes, both in the 2017 Quarter. No export tons were sold in the 2016 Quarter. The lower sales prices were partially offset by increased tons sold, which increased 20.5% to 6.7 million tons in the 2017 Quarter compared to 5.5 million tons in the 2016 Quarter.  Higher coal sales volumes resulted from increased sales from our River View, Gibson South and Hamilton operations, in addition to the increased export volumes mentioned above, offset in part by the previously mentioned depletion of reserves at our Elk Creek mine in the 2016 Quarter and the closure of the Pattiki mine in the fourth quarter of 2016.  Segment Adjusted EBITDA Expense decreased 9.6% to $161.4 million in the 2017 Quarter from $178.6 million in the 2016 Quarter due to reduced per ton expenses.  Segment Adjusted EBITDA Expense per ton decreased $8.08 per ton sold to $24.22 from $32.30 per ton sold in the 2016 Quarter, primarily due to reduced selling expenses, a significant increase in low-cost longwall production and improved recoveries at the Hamilton mine, and increased production and improved recoveries at our River View and Gibson South operations, as well as certain cost decreases described above under "–Operating expenses."

Appalachia – Segment Adjusted EBITDA increased 99.6% to $73.2 million for the 2017 Quarter from $36.7 million in the 2016 Quarter.  The increase of $36.5 million was primarily attributable to increased tons sold, which rose 52.1% to 2.9 million tons sold in the 2017 Quarter compared to 1.9 million tons sold in the 2016 Quarter and lower Segment Adjusted EBITDA Expense per ton, offset in part by lower average coal sales prices.  Coal sales increased 45.5% to $167.8 million compared to $115.3 million in the 2016 Quarter.  The increase of $52.5 million primarily resulted from increased sales volumes from our Tunnel Ridge longwall operation in addition to increased export sales from our Mettiki and MC Mining mines offset in part by lower average coal sales prices, which decreased 4.4% to $57.26 per ton sold compared to $59.89 per ton sold in the 2016 Quarter primarily reflecting lower Tunnel Ridge price realizations.  Segment Adjusted EBITDA Expense increased 19.6% to $95.3 million in the 2017 Quarter from $79.7 million in the 2016 Quarter due to increased sales volumes.  However, Segment Adjusted EBITDA Expense per ton decreased $8.87 per ton sold to $32.53 compared to $41.40 per ton sold in the 2016 Quarter, as a result of increased production and sales volumes at our Tunnel Ridge mine resulting from improved recoveries and additional longwall production days due in part to no longwall move days during the 2017 Quarter, as well as certain other cost decreases described above under "–Operating expenses."

Other and Corporate – In the 2017 Quarter, Segment Adjusted EBITDA increased $12.2 million compared to the 2016 Quarter primarily as a result of increased mining technology product sales by Matrix Design, increased transloading revenues from Mt. Vernon, as well as an increase in equity earnings from the AllDale Partnerships.  Segment Adjusted EBITDA Expense decreased to $17.8 million for the 2017 Quarter compared to $20.7 million for the 2016 Quarter primarily as a result of reduced intercompany coal brokerage activity.

Elimination – Segment Adjusted EBITDA Expense eliminations decreased in the 2017 Quarter to $13.1 million from $15.6 million in the 2016 Quarter and coal sales eliminations decreased to $11.2 million from $14.0 million, reflecting reduced intercompany coal brokerage activity.

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

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA.  In addition, the exclusion of corporate general and administrative expenses from consolidated Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.  Results presented for Segment Adjusted EBITDA for the three months ended March 31, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Consolidated Segment Adjusted EBITDA	$193,690	$142,756
General and administrative	(16,033)	(17,238)
Depreciation, depletion and amortization	(65,127)	(70,607)
Interest expense, net	(7,492)	(7,612)
Income tax benefit	12	9
Net income	$105,050	$47,308

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.  Results presented for Segment Adjusted EBITDA Expense for the three months ended March 31, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Segment Adjusted EBITDA Expense	$261,494	$263,488
Other income	1,298	91
Operating expenses (excluding depreciation, depletion and amortization)	$262,792	$263,579

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, equity investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and sale-leaseback transactions.  We believe that existing cash balances, future cash flows from operations, borrowings under credit facilities, sale-leaseback transactions and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional equity investments, debt payments, commitments and distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures and equity investments, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, as well as other financial and business factors, some of which are beyond our control.  Based on our recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any constraints to our liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Cash Flows

Cash provided by operating activities was $177.0 million for the 2017 Quarter compared to $80.6 million for the 2016 Quarter.  The increase in cash provided by operating activities was primarily due to an increase in net income as adjusted for non-cash items and favorable working capital changes related to trade receivables, coal inventories and accounts payable in the 2017 Quarter compared to the 2016 Quarter.

Net cash used in investing activities was $35.8 million for the 2017 Quarter compared to $57.3 million for the 2016 Quarter.  The decrease in cash used in investing activities was primarily attributable to decreased purchases of equity investments in affiliates and favorable changes in accounts payable related to property, plant and equipment purchases in the 2017 Quarter compared to the 2016 Quarter.

Net cash used in financing activities was $93.6 million for the 2017 Quarter compared to $26.8 million for the 2016 Quarter.  The increase in cash used in financing activities was primarily attributable to decreased net borrowings on securitization and revolving facilities, offset in part by reduced distributions paid to partners in the 2017 Quarter compared to the 2016 Quarter.

Capital Expenditures

Capital expenditures decreased marginally to $30.3 million in the 2017 Quarter from $31.7 million in the 2016 Quarter.

Our anticipated total capital expenditures for the year ending December 31, 2017 are estimated in a range of $145.0 million to $165.0 million, which includes expenditures for maintenance capital at various mines.  In addition to these capital expenditures, we anticipate funding in 2017 investments of approximately $20.0 million to $30.0 million related to our commitment to acquire oil and gas mineral interests.  Management anticipates funding remaining 2017 capital requirements with cash and cash equivalents ($87.4 million as of March 31, 2017), cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility.    On January 27, 2017, our Intermediate Partnership entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions for a revolving credit facility and term loan (the "Credit Facility").  The Credit Facility replaced the $250 million term loan ("Replaced Term Loan") and $700 million revolving credit facility ("Replaced Revolving Credit Facility") extended to the Intermediate Partnership on May 23, 2012 (the "Replaced Credit Agreement") by various banks and other lenders that would have expired on May 23, 2017.

The Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $490.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "Term Loan").  The outstanding revolver balance and term loan balance under the Replaced Credit Agreement were deemed to have been advanced under the Credit Facility on January 27, 2017.  On April 3, 2017, we entered into an amendment to the Credit Agreement (the "Amendment") to extend the termination date of the Revolving Credit Facility as to $457.25 million of commitments to May 23, 2021, eliminate the Cavalier Condition and the Senior Notes Condition (both as defined in the Credit Agreement) and effectuate certain other changes.    In connection with the Amendment, we increased the commitments under the Revolving Credit Facility from $479.75 million to $490.75 million, effective May 23, 2017.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership’s assets.  The Term Loan aggregate remaining outstanding principal balance of $50.0 million will be paid in full in May 2017.

Borrowings under the Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Revolving Credit Facility bears a lower interest rate for Non-Extending Lenders during their brief participation period which ends May 23, 2017 compared to rates associated with the new lenders and Extending Lenders which are in effect through termination of the Revolving Credit Facility.  We elected a Eurodollar Rate, which, with applicable margin, was 3.12% on borrowings outstanding as of March 31, 2017.  At March 31, 2017, we had borrowings of $230.0 million and $8.6 million of letters of credit outstanding with $537.9 million available for borrowing under the Revolving Credit Facility. We currently incur a weighted average annual commitment fee of 0.31% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.

Series B Senior Notes.  On January 27, 2017, the Intermediate Partnership amended the 2008 Note Purchase Agreement dated June 26, 2008, for $145.0 million of Series B Senior Notes which bear interest at 6.72% and are due to mature on June 26, 2018 with interest payable semi-annually.  The amendment provided for certain modifications to the terms and provisions of the Note Purchase Agreement, including granting liens on substantially all of the Intermediate Partnership's assets to secure its obligations under the Note Purchase Agreement on an equal basis with the obligations under the Credit Agreement.  The amendment also modified certain covenants to align them with the applicable covenants in the Credit Agreement.  As discussed below, we intend to repay the Series B Senior Notes in May 2017.

The Credit Agreement and the Series B Senior Notes (collectively, "ARLP Debt Arrangements") contain various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the ARLP Debt Arrangements).  The Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership’s ability to incur certain unsecured debt. See Note 7 – Variable Interest Entities for further discussion of restrictions on the cash available for distribution.  The Amendment also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The ARLP Debt Arrangements require the Intermediate Partnership maintain (a) a debt to cash flow ratio of not more than 2.25 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.80 to 1.0 and 25.5 to 1.0, respectively, for the trailing twelve months ended March 31, 2017.  We were in compliance with the covenants of the ARLP Debt Arrangements as of March 31, 2017.

Senior Notes. On April 24, 2017, the Intermediate Partnership and Alliance Finance (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership, issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on November 1, 2017.  The indenture to the Senior Notes contain customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.    At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net proceeds from one or more equity offerings.  The issuers of the Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture to the Senior Notes.   At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem the Senior Notes at a redemption price equal to the principal amount of the Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.    The net proceeds from issuance of the Senior Notes and cash on hand were partially used to repay the Revolving Credit Facility and will partially be used to repay the Term Loan and the outstanding Series B Senior Notes in May 2017 (including a make-whole payment of approximately $8.9 million).  We incurred discount and debt issuance costs of approximately $9.0 million in connection with issuance of the Senior Notes which will be deferred and amortized as a component of interest expense over the Term

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility") providing additional liquidity and funding.  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly-owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in December 2016 and matures in December 2017.  At March 31, 2017, we had $100.0 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, LP and AllDale Minerals II, LP.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of March 31, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have an agreement with one bank to provide additional letters of credit of $5.0 million to maintain surety bonds to secure our obligations for workers' compensation benefits.  At March 31, 2017, we had $5.0 million in letters of credit outstanding under the agreement.

Related-Party Transactions

We have continuing related-party transactions with MGP, AHGP and SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, mineral leases with SGP and its affiliates, and agreements relating to the use of aircraft.  We also have transactions with WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") and, through Alliance Minerals and Cavalier Minerals, the AllDale Partnerships to support the acquisition of oil and gas mineral interests.  For more information regarding WKY CoalPlay, the AllDale Partnerships and Bluegrass Minerals, please read "Item 1. Financial Statements (Unaudited) – Note 7. Variable Interest Entities" and "– Note 8. Equity Investment" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2016, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions" for additional information concerning related-party transactions.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have significant long-term coal supply agreements.  Most of the long-term coal supply agreements are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.

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

Interest Rate Risk

Borrowings under the Credit Facility, Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $230.0 million in borrowings under the Replaced Revolving Credit Facility, $50.0 million outstanding under the Replaced Term Loan and $100.0 million in borrowings under the Securitization Facility at March 31, 2017.  A one percentage point increase in the interest rates related to the Replaced Credit Facility and Securitization Facility would result in an annualized increase in interest expense of $3.8 million, based on borrowing levels at March 31, 2017.  On April 3, 2017, we amended the Credit Facility.  For more information regarding the amended terms, see above under "–Debt Obligations."   With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $1.8 million in the estimated fair value of these borrowings.

As of March 31, 2017, the estimated fair value of the ARLP Debt Arrangements was approximately $538.9 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of March 31, 2017.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2017.

During the quarterly period ended March 31, 2017, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	increases in transportation costs and risk of transportation delays or interruptions;
•	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
•	risks associated with major mine-related accidents, such as mine fires, or interruptions;
•	results of litigation, including claims not yet asserted;
•	difficulty maintaining our surety bonds for mine reclamation as well as workers′ compensation and black lung benefits;
•	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits and other post-retirement benefit liabilities;
•	uncertainties in estimating and replacing our coal reserves;
•	a loss or reduction of benefits from certain tax deductions and credits;
•	difficulty obtaining commercial property insurance, and risks associated with our participation (excluding any applicable deductible) in the commercial insurance property program;
•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
•	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2016.

If one or more of these or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may differ materially from those described in any forward-looking statement.  When considering forward-looking statements, you should also keep in mind the risk factors described in "Risk Factors" below.  These risk factors could also cause our actual results to differ materially from those contained in any forward-looking statement.  We disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

You should consider the information above when reading or considering any forward-looking statements contained in:

•	this Quarterly Report on Form 10-Q;
•	other reports filed by us with the SEC;
•	our press releases;
•	our website http://www.arlp.com; and
•	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information in Note 3. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in "Part I. Item 1. Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A  "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.  We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Third Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 14922391	3.1	06/16/2014

3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.3	Certificate of Limited Partnership of Alliance Resource Partners, L.P.	S-1	333-78845 99630855	3.6	05/20/1999

3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.5	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.6	Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.4	04/01/2002

3.7	Amendment No. 1 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.5	04/01/2002

3.8	Amendment No. 2 to Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	S-3	333-85282 02596627	3.6	04/01/2002

4.1	Indenture, dated as of April 24, 2017, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	000-26823 17778550	4.1	04/24/2017

10.1	First Amendment to Note Purchase Agreement, dated as of January 27, 2017, among Alliance Resource Operating Partners, L.P., the subsidiary guarantors named therein and the institutional investor party thereto.	8-K	000-26823 17567534	10.2	02/02/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.2	Fourth Amended and Restated Credit Agreement, dated as of January, 27, 2017, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 17567534	10.1	02/02/2017

10.3	Amendment No. 1 dated April 3, 2017 to the Fourth Amended and Restated Credit Agreement, dated as of January, 27, 2017, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 17750742	10.1	04/07/2017

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated May 8, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2017 filed in XBRL).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 8, 2017.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its managing general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer