Form 10-Q
period 2017-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2017-08-04
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes   [X]  No

As of August 4, 2017,  130,704,217  common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,457	$39,782
Trade receivables	118,801	152,032
Other receivables	241	279
Due from affiliates	419	271
Inventories, net	115,017	61,051
Advance royalties, net	1,207	1,207
Prepaid expenses and other assets	15,465	22,050
Total current assets	290,607	276,672
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,926,175	2,920,988
Less accumulated depreciation, depletion and amortization	(1,400,169)	(1,335,145)
Total property, plant and equipment, net	1,526,006	1,585,843
OTHER ASSETS:
Advance royalties, net	40,737	29,372
Equity investments in affiliates	149,592	138,817
Goodwill	136,399	136,399
Other long-term assets	34,077	25,939
Total other assets	360,805	330,527
TOTAL ASSETS	$2,177,418	$2,193,042

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$68,770	$64,055
Due to affiliates	728	906
Accrued taxes other than income taxes	20,132	18,273
Accrued payroll and related expenses	37,405	41,576
Accrued interest	5,583	316
Workers' compensation and pneumoconiosis benefits	9,731	9,897
Current capital lease obligations	27,855	27,196
Other current liabilities	15,543	14,778
Current maturities, long-term debt, net	75,700	149,874
Total current liabilities	261,447	326,871
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	385,886	399,446
Pneumoconiosis benefits	63,662	62,822
Accrued pension benefit	40,607	42,070
Workers' compensation	52,416	40,400
Asset retirement obligations	124,970	125,266
Long-term capital lease obligations	71,510	85,540
Other liabilities	17,353	17,203
Total long-term liabilities	756,404	772,747
Total liabilities	1,017,851	1,099,618

PARTNERS' CAPITAL:
Alliance Resource Partners, L.P. ("ARLP") Partners' Capital:
Limited Partners - Common Unitholders 74,597,036 and 74,375,025 units outstanding, respectively	1,483,706	1,400,202
General Partners’ deficit	(291,838)	(273,788)
Accumulated other comprehensive loss	(38,035)	(38,540)
Total ARLP Partners' Capital	1,153,833	1,087,874
Noncontrolling interest	5,734	5,550
Total Partners' Capital	1,159,567	1,093,424
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,177,418	$2,193,042

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
SALES AND OPERATING REVENUES:
Coal sales	$382,262	$422,469	$821,006	$823,761
Transportation revenues	7,328	5,482	16,924	12,040
Other sales and operating revenues	9,130	11,199	21,870	16,178
Total revenues	398,720	439,150	859,800	851,979

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	238,668	251,947	501,460	515,526
Transportation expenses	7,328	5,482	16,924	12,040
General and administrative	14,944	17,663	30,977	34,901
Depreciation, depletion and amortization	59,020	73,697	124,147	144,304
Total operating expenses	319,960	348,789	673,508	706,771

INCOME FROM OPERATIONS	78,760	90,361	186,292	145,208

Interest expense (net of interest capitalized for the three and six months ended June 30, 2017 and 2016 of $166, $46, $247 and $273, respectively)	(10,615)	(7,770)	(18,131)	(15,385)
Interest income	54	2	78	5
Equity in income (loss) of affiliates	2,916	(37)	6,616	(64)
Debt extinguishment loss	(8,148)	—	(8,148)	—
Other income	389	161	1,687	252
INCOME BEFORE INCOME TAXES	63,356	82,717	168,394	130,016

INCOME TAX EXPENSE (BENEFIT)	4	6	(8)	(3)

NET INCOME	63,352	82,711	168,402	130,019

LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(122)	2	(270)	4

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. ("NET INCOME OF ARLP")	$63,230	$82,713	$168,132	$130,023

GENERAL PARTNERS' INTEREST IN NET INCOME OF ARLP	$604	$20,430	$20,750	$40,152

LIMITED PARTNERS' INTEREST IN NET INCOME OF ARLP	$62,626	$62,283	$147,382	$89,871

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 9)	$0.82	$0.82	$1.93	$1.18

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.4375	$0.4375	$0.8750	$1.1125

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	74,597,036	74,375,025	74,550,426	74,333,070

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET INCOME	$63,352	$82,711	$168,402	$130,019

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	47	—	94	—
Amortization of net actuarial loss (1)	772	789	1,545	1,578
Total defined benefit pension plan adjustments	819	789	1,639	1,578

Pneumoconiosis benefits
Amortization of net actuarial gain (1)	(567)	(661)	(1,134)	(1,322)
Total pneumoconiosis benefits adjustments	(567)	(661)	(1,134)	(1,322)

OTHER COMPREHENSIVE INCOME	252	128	505	256

COMPREHENSIVE INCOME	63,604	82,839	168,907	130,275

Less: Comprehensive (income) loss attributable to noncontrolling interest	(122)	2	(270)	4

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$63,482	$82,841	$168,637	$130,279

(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 10 and 12 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES	$294,478	$212,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(67,517)	(48,602)
Increase (decrease) in accounts payable and accrued liabilities	2,411	(10,894)
Proceeds from sale of property, plant and equipment	540	749
Contributions to equity investments in affiliates	(12,587)	(33,185)
Other	1,829	960
Net cash used in investing activities	(75,324)	(90,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	75,700	32,100
Payments under securitization facility	(100,000)	(27,700)
Payments on term loan	(50,000)	(56,250)
Borrowings under revolving credit facilities	40,000	140,000
Payments under revolving credit facilities	(295,000)	(75,000)
Borrowings under long-term debt	400,000	—
Payment on long-term debt	(145,000)	—
Proceeds on capital lease transactions	—	33,881
Payments on capital lease obligations	(13,389)	(9,660)
Payment of debt issuance costs	(15,033)	—
Payment for debt extinguishment	(8,148)	—
Contributions to consolidated company from affiliate noncontrolling interest	251	1,300
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(2,988)	(1,336)
Cash contributions by General Partners	905	47
Distributions paid to Partners	(106,440)	(141,811)
Other	(337)	—
Net cash used in financing activities	(219,479)	(104,429)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(325)	16,941

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,782	33,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,457	$50,372

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,469	$14,873
Cash paid for income taxes	$7	$3

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$10,643	$1,740
Assets acquired by capital lease	$—	$35,994
Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before tax withholding requirements	$8,149	$3,642

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Condensed Consolidated Financial Statements

•	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's managing general partner, and following the Exchange Transaction discussed below, its sole general partner.
•	References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner until the Exchange Transaction discussed below.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
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

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  ARLP was formed in May 1999 to acquire, upon completion of ARLP's initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), consisting of substantially all of ARH's operating subsidiaries, but excluding ARH.  ARH is owned by Joseph W. Craft III, the President and Chief Executive Officer and a Director of our managing general partner, and Kathleen S. Craft.  SGP, a Delaware limited liability company, is owned by ARH and, as of June 30, 2017, held a  0.01% general partner interest in each of ARLP and the Intermediate Partnership.

We are managed by MGP, a Delaware limited liability company, which, as of June 30, 2017,  held a 0.99% and a 1.0001% managing general partner interest in ARLP and the Intermediate Partnership, respectively, and a 0.001% managing member interest in Alliance Coal.  AHGP is a Delaware limited partnership that was formed to become the owner and controlling member of MGP.  AHGP completed its initial public offering on May 15, 2006.  AHGP owns directly and indirectly 100% of the members' interest of MGP and as of June 30, 2017, the incentive distribution rights ("IDR") in ARLP and 31,088,338 common units of ARLP.  ARLP and its consolidated subsidiaries represent virtually all the net assets and operations of AHGP.

Exchange Transaction

On July 28, 2017, MGP contributed to ARLP all of its IDRs and its general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01%  general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  MGP is the sole general partner of ARLP following the Exchange Transaction, and no control, management or governance changes otherwise occurred.  ARLP now has 130,704,217 common units outstanding and AHGP now owns directly and indirectly 87,188,338 ARLP common units and a non-economic managing general partner interest in ARLP.  AHGP continues to own, through MGP, its 1.0001% managing general partner interest in the Intermediate Partnership and its 0.001% managing member interest in Alliance Coal.

Simultaneously with the Exchange Transaction discussed above, MGP became a wholly-owned subsidiary of MGP II, LLC  ("MGP II") which is owned 100% directly and indirectly by AHGP and was created in connection with the Exchange Transaction.  MGP II now holds the 56,100,000 ARLP common units discussed above.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present the consolidated financial position as of June 30, 2017 and December 31, 2016,  the results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016 of ARLP, the Intermediate Partnership (a subsidiary of ARLP and a variable interest entity of which ARLP is the primary beneficiary), Alliance Coal (a subsidiary of the Intermediate Partnership and a variable interest entity of which the Intermediate Partnership is the primary beneficiary) and other directly and indirectly wholly- and majority-owned subsidiaries of the Intermediate Partnership and Alliance Coal.  The Intermediate Partnership, Alliance Coal and their wholly- and majority-owned subsidiaries represent virtually all the net assets of the ARLP Partnership.  For the periods presented, MGP's interests in both Alliance Coal and the Intermediate Partnership and SGP's 0.01% interest in the Intermediate Partnership are reported as part of the general partner interest in the ARLP Partnership.  All intercompany transactions and accounts have been eliminated.  See Note 7 – Variable Interest Entities for more information regarding ARLP's consolidation of the Intermediate Partnership and Alliance Coal.  See Note 9 – Net Income of ARLP Per Limited Partner Unit for more information regarding allocations to the limited and general partner interests.

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

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04").  The ASU simplifies the subsequent measurement of goodwill by eliminating the need for an entity to determine the implied fair value of goodwill to calculate an impairment charge.  Under the new guidance an entity compares the fair value of the reporting unit containing the goodwill to its carrying value and records any excess carrying value as an impairment charge.  This new standard is applied prospectively and is effective for annual and interim periods beginning after December 15, 2019; however, early adoption is permitted. We have early adopted this new standard and will apply the guidance to any future goodwill impairment assessments.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard's  "capital" or "operating" classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  We are currently evaluating the effect of adopting ASU 2016-02.

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

We developed an assessment team to determine the effect of adopting ASU 2014-09.  As part of our assessment process, we applied the five-step analysis outlined in the new standard to certain contracts representative of the majority of our coal sales contracts and determined that our pattern of recognition appears consistent between both the new and existing standards. We also reviewed the expanded disclosure requirements under the new standard and determined the additional information to be disclosed.  In addition, we reviewed our business processes, systems and internal controls over financial reporting to support the new recognition and disclosure requirements under the new standard.  Based on the results of our assessment team, we have started our implementation of the new standard.  We continue to report our implementation progress for the new standard to our management and audit committee of our managing general partner.

We continue to monitor closely, a) activities of the FASB and various non-authoritative groups with respect to implementation issues that might impact our determinations, b) existing contracts for consistency with current implementation determinations derived from our assessment process and c) our revenue recognition policy, where applicable, for required modifications.

We do not expect that the adoption of the new standard will have a material impact on our financial statements, but will require expanded disclosures including presenting, by type and by segment, revenues for all periods presented and expected revenues by year for performance obligations that are unsatisfied or partially unsatisfied as of the date of presentation.  The new standard allows for two methods of adoption: a full retrospective adoption method and a modified retrospective method.   We have elected to use the modified retrospective method of adoption which allows a cumulative effect adjustment to equity as of the date of adoption.

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

4.INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)

Coal	$79,033	$29,242
Supplies (net of reserve for obsolescence of $4,923 and $4,940, respectively)	35,984	31,809
Total inventories, net	$115,017	$61,051

5.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	$—	$—	$9,700	$—	$—	$9,700

Additional disclosures:
Long-term debt	—	505,068	—	—	559,509	—
Total	$—	$505,068	$9,700	$—	$559,509	$9,700

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

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
	(in thousands)
Revolving Credit facility	$—	$255,000	$(6,953)	$(453)
Senior notes	400,000	—	(7,161)	—
Series B senior notes	—	145,000	—	(101)
Term loan	—	50,000	—	(126)
Securitization facility	75,700	100,000	—	—
	475,700	550,000	(14,114)	(680)
Less current maturities	(75,700)	(150,000)	—	126
Total long-term debt	$400,000	$400,000	$(14,114)	$(554)

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

The Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $494.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "Term Loan").  The outstanding revolver balance and term loan balance under the Replaced Credit Agreement were deemed to have been advanced under the Credit Facility on January 27, 2017.  On April 3, 2017, we entered into an amendment to the Credit Agreement (the "Amendment") to extend the termination date of the Revolving Credit Facility as to $461.25 million of commitments to May 23, 2021, eliminate the Cavalier Condition and the Senior Notes Condition (both as defined in the Credit Agreement) and effectuate certain other changes.  In connection with the Amendment, we increased the commitments under the Revolving Credit Facility from $479.75 million to $494.75 million, effective May 23, 2017 (of which $33.5 million expire on May 23, 2019).  We incurred debt issuance costs in 2017 of $7.7 million in connection with the Credit Agreement which were deferred and will be amortized as a component of interest expense over the remaining term.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership’s assets.  The Term Loan principal balance of $50.0 million was paid in full in May 2017.

Borrowings under the Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  We elected a Eurodollar Rate, which, with applicable margin, was 3.56% on borrowings outstanding as of June 30, 2017.  At June 30, 2017, we had $8.1 million of letters of credit outstanding with $486.7 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership’s ability to incur certain unsecured debt. See Note 7 – Variable Interest Entities for further discussion of restrictions on the cash available for distribution.  The Amendment raised the debt to cash flow ratio from 2.25 to 1.0 to 2.50 to 1.0 and also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The Credit Agreement requires the Intermediate Partnership maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.75 to 1.0 and 22.8 to 1.0, respectively, for the trailing twelve months ended June 30, 2017.  We were in compliance with the covenants of the Credit Agreement as of June 30, 2017.

On January 27, 2017, the Intermediate Partnership also amended the 2008 Note Purchase Agreement dated June 26, 2008, for $145.0 million of Series B Senior Notes which bore interest at 6.72% and were due to mature on June 26, 2018 with interest payable semi-annually (the "Series B Senior Notes").  The amendment provided for certain modifications to the terms and provisions of the Note Purchase Agreement, including granting liens on substantially all of the Intermediate Partnership's assets to secure its obligations under the Note Purchase Agreement on an equal basis with the obligations under the Credit Agreement.  The amendment also modified certain covenants to align them with the applicable covenants in the Credit Agreement.  As discussed below, we repaid the Series B Senior Notes in May 2017.

On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.    The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on November 1, 2017.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the Senior Notes.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem the Senior Notes at a redemption price equal to the principal amount of the Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the Senior Notes and cash on hand were used to repay the Revolving Credit Facility, Term Loan and Series B Senior Notes (including a make-whole payment of $8.1 million).  We incurred discount and debt issuance costs of $7.3 million in connection with issuance of the Senior Notes which were deferred and will be amortized as a component of interest expense over the Term.

On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly-owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in December 2016 and matures in December 2017. At June 30, 2017, we had $75.7 million outstanding under the Securitization Facility.

On October 6, 2015, Cavalier Minerals JV, LLC ("Cavalier Minerals") (see Note 7 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by a) Alliance Resource Holdings II, Inc. ("ARH II," the parent of ARH), b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II") (collectively "AllDale Minerals").  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of June 30, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals, LLC ("Alliance Minerals") has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

7.VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, our subsidiary, Alliance Minerals, and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals, which was formed to indirectly acquire oil and gas mineral interests, initially through its 71.7% noncontrolling ownership interest in AllDale I and subsequently through its 72.8% noncontrolling ownership interest in AllDale II.  Bluegrass Minerals is owned and controlled by the ARH Officer discussed in Note 6 – Long-Term Debt and is Cavalier Minerals' managing member.  Alliance Minerals and Bluegrass Minerals initially committed funding of $48.0 million and $2.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed funding of $49.0 million to AllDale I.  On October 6, 2015, Alliance Minerals and Bluegrass Minerals committed to fund an additional $96.0 million and $4.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed to fund $100.0 million to AllDale II.  Contributions in 2017 sufficiently completed funding to Cavalier Minerals for these commitments.  Cavalier Minerals is not expected to call on further funding of these commitments from Alliance Minerals and Bluegrass Minerals.

Contributions made from Alliance Minerals and Bluegrass Minerals to Cavalier Minerals for each period presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Alliance Minerals
Beginning cumulative commitment fulfilled	$143,112	$82,977	$137,077	$63,498
Capital contributions - Cash	—	12,096	6,035	31,176
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	524	—	923
Ending cumulative commitment fulfilled	143,112	95,597	143,112	95,597
Remaining commitment	888	48,403	888	48,403
Total committed	$144,000	$144,000	$144,000	$144,000

Bluegrass Minerals
Beginning cumulative commitment fulfilled	$5,963	$3,458	$5,712	$2,646
Capital contributions - Cash	—	504	251	1,299
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	21	—	38
Ending cumulative commitment fulfilled	5,963	3,983	5,963	3,983
Remaining commitment	37	2,017	37	2,017
Total committed	$6,000	$6,000	$6,000	$6,000

(1)	Represents distributions received from AllDale Minerals net of distributions reinvested and payments to Bluegrass Minerals for administration expense.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Alliance Minerals	$3,521	$—	$8,084	$—
Bluegrass Minerals	147	—	337	—

Alliance Minerals' ownership interest in Cavalier Minerals at June 30, 2017 was 96%.  The remainder of the equity ownership is held by Bluegrass Minerals.  We have consolidated Cavalier Minerals' financial results as we concluded that Cavalier Minerals is a variable interest entity ("VIE") and we are the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually has both the power and the benefits related to Cavalier Minerals and we are most closely aligned with Cavalier Minerals through our substantial equity ownership.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), a wholly-owned subsidiary of SGP, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by the President and Chief Executive Officer of MGP entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").

WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the six months ended June 30, 2017, we paid $10.8 million of advanced royalties to WKY CoalPlay.  As of June 30, 2017, we had $30.0 million of advanced royalties outstanding under the leases, which is reflected in the Advance royalties, net line items in our condensed consolidated balance sheets.

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

The effect of the partnership agreements of ARLP and the Intermediate Partnership and the operating agreement of Alliance Coal (collectively the "Agreements") is that on a quarterly basis 100% of available cash from our operations must be distributed by ARLP to its partners (apart from certain nominal distributions from the Intermediate Partnership and Alliance Coal).  Available cash is determined as defined in the Agreements and represents all cash with the exception of cash reserves (i) for the proper conduct of the business including reserves for future capital expenditures and for anticipated credit needs of the Partnership Group, (ii) to comply with debt obligations or (iii) to provide funds for certain subsequent distributions.  Cash reserves may not be established for the purpose of funding subsequent distributions if the effect would be to prevent ARLP from making the minimum quarterly distributions plus any cumulative distribution arrearage.  MGP, as the managing member of Alliance Coal and the managing general partner of the Intermediate Partnership, is responsible for distributing this cash to ARLP so it can meet its distribution requirements.  As discussed in Note 6 – Long-Term Debt, the Intermediate Partnership's debt covenants place additional restrictions on distributions to ARLP by limiting cash available for distribution from the Intermediate Partnership based on various debt covenants pertaining to the most recent preceding quarter.  MGP does not have the ability, without the consent of the limited partners, to amend the Agreements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$147,052	$84,234	$138,817	$64,509
Contributions	3,300	13,017	12,587	33,185
Equity in income (loss) of affiliates	2,916	(37)	6,616	(64)
Distributions received	(3,676)	(544)	(8,428)	(960)
Ending balance	$149,592	$96,670	$149,592	$96,670

9.NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per unit ("EPU").  Net income of ARLP is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our managing general partner.  On July 28, 2017, MGP contributed to ARLP all of its IDRs and its general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01%  general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units.  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  ARLP now has 130,704,217 common units outstanding.  Under the IDR provisions of our partnership agreement prior to the Exchange Transaction, our managing general partner was entitled to receive 15% of the amount we distributed in excess of $0.1375 per unit, 25% of the amount we distributed in excess of $0.15625 per unit, and 50% of the amount we distributed in excess of $0.1875 per unit.  Beginning with distributions declared for the three months ended June 30, 2017, payable in August 2017, we will no longer pay the IDR distribution.

Outstanding awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Deferred Compensation Plan") include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities.  As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.  The following is a reconciliation of net income of ARLP used for calculating basic earnings per unit and the weighted-average units used in computing EPU for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per unit data)
Net income of ARLP	$63,230	$82,713	$168,132	$130,023
Adjustments:
Managing general partner's priority distributions (1)	—	(19,159)	(19,216)	(38,318)
General partners' equity ownership (1)	(604)	(1,271)	(2,334)	(1,834)
General partners' special allocation of certain general and administrative expenses	—	—	800	—

Limited partners' interest in net income of ARLP	62,626	62,283	147,382	89,871

Less:
Distributions to participating securities	(1,103)	(878)	(2,069)	(1,753)
Undistributed earnings attributable to participating securities	—	(782)	(1,357)	(582)

Net income of ARLP available to limited partners	$61,523	$60,623	$143,956	$87,536

Weighted-average limited partner units outstanding – basic and diluted	74,597	74,375	74,550	74,333

Basic and diluted net income of ARLP per limited partner unit (2)	$0.82	$0.82	$1.93	$1.18

Pro forma basic and diluted net income of ARLP per limited partner unit (3)	$0.47	$0.62	$1.26	$0.97

(1)

Amounts for the three and six months ended June 30, 2017 reflect the impact of the Exchange Transaction eliminating second quarter distributions that would have been paid on August 14, 2017 for the IDRs and the 0.99% general partner interest in ARLP, both of which were held by MGP prior to the Exchange Transaction.  MGP maintained its 1.0001% general partner interest in the Intermediate Partnership and thus continues to receive the Intermediate Partnership quarterly distribution as prior to the Exchange Transaction.  Because the Exchange Transaction occurred prior to the August 7, 2017 record date for ARLP’s second quarter distributions, all of the second quarter earnings less the Intermediate Partnership’s general partner interest were allocated to ARLP's limited partners. The Exchange Transaction also shifted SGP’s nominal general partnership interest for its second quarter earnings and subsequent distributions to a limited partner interest.

(2)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive.  The combined total of LTIP, SERP and Deferred Compensation Plan units of 1,355 and 1,401 for the three and six months ended June 30, 2017, respectively, and 699 and 488 for the three and six months ended June 30, 2016, respectively, were considered anti-dilutive under the treasury stock method.

(3)

Pro forma amounts reflect basic and diluted EPU as if the Exchange Transaction had occurred as of January 1, 2016.  Accordingly, the pro forma amounts reflect net income allocations as if distributions had been made based on the limited and general partner interests outstanding as a result of the Exchange Transaction, resulting in pro forma net income of ARLP available to limited partners of $61.5 million and $164.5 million for the three and six months ended

June 30, 2017, respectively, and $80.6 million and $126.8 million for the three and six months ended June 30, 2016, respectively.  Pro forma amounts also reflect the impact on the weighted average units outstanding during the periods as a result of the issuance of 56,107,181 ARLP common units in the Exchange Transaction.

During the six months ended June 30, 2017, an affiliated entity controlled by Mr. Craft made a capital contribution of $0.8 million to AHGP for the purpose of funding certain general and administrative expenses.  Upon AHGP's receipt of the contribution, it contributed the same to its subsidiary MGP, our managing general partner, which in turn contributed the same to our subsidiary, Alliance Coal.  As provided under our partnership agreement, we made a special allocation to our managing general partner of certain general and administrative expenses equal to its contribution.  Net income of ARLP allocated to the limited partners was not burdened by this expense.

10.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$47,600	$55,564	$48,131	$54,558
Accruals increase	12,700	2,187	14,674	5,424
Payments	(2,517)	(3,265)	(5,442)	(5,988)
Interest accretion	420	492	840	984
Valuation loss (1)	1,778	1,425	1,778	1,425
Ending balance	$59,981	$56,403	$59,981	$56,403

(1)

Our liability for the estimated present value of current workers′ compensation benefits is based on our actuarial estimates.  Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  We conducted a mid-year review of our actuarial assumptions which resulted in a valuation loss in 2017 primarily attributable to a decrease in the discount rate used to calculate the estimated present value of future obligations from 3.52% at December 31, 2016 to 3.38% at June 30, 2017 and unfavorable changes in claims development.  Our mid-year 2016 actuarial review resulted in a valuation loss primarily attributable to a decrease in the discount rate used to calculate the estimated present value of future obligations from 3.63% at December 31, 2015 to 2.89% at June 30, 2016, partially offset by favorable changes in claims development.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Service cost	$556	$644	$1,102	$1,292
Interest cost	628	626	1,257	1,253
Amortization of net actuarial gain (1)	(567)	(661)	(1,134)	(1,322)
Net periodic benefit cost	$617	$609	$1,225	$1,223

(1)	Amortization of net actuarial gain is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

.

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

A summary of non-vested LTIP grants as of and for the six months ended June 30, 2017 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2017	1,604,748	$23.19	$36,027
Granted	462,890	23.25
Vested (1)	(350,516)	40.73
Forfeited	(29,026)	20.58
Non-vested grants at June 30, 2017	1,688,096	19.61	31,905

(1)

During the six months ended June 30, 2017, we issued 222,011 unrestricted common units to the LTIP participants.  The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.

LTIP expense was $2.8 million and $3.0 million for the three months ended June 30, 2017 and 2016, respectively, and $5.4 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively.    The total obligation associated with the LTIP as of June 30, 2017 was $16.1 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets. As of June 30, 2017, there was $17.0  million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.6 years.

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

 A summary of SERP and Deferred Compensation Plan activity as of and for the six months ended June 30, 2017 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2017	494,018	$29.77	$11,091
Granted	24,284	22.92
Phantom units outstanding as of June 30, 2017	518,302	29.45	9,796

Total SERP and Deferred Compensation Plan expense was $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016,  respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, the total obligation associated with the SERP and Deferred Compensation Plan was $15.3 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Service cost	$—	$598	$—	$1,196
Interest cost	1,135	1,131	2,270	2,263
Expected return on plan assets	(1,251)	(1,287)	(2,503)	(2,574)
Amortization of prior service cost (1)	47	—	94	—
Amortization of net loss (1)	772	789	1,545	1,578
Net periodic benefit cost	$703	$1,231	$1,406	$2,463

(1)

Amortization of prior service cost and net actuarial loss is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

During the six months ended June 30, 2017, we made contribution payments of $0.7 million to the Pension Plan for the 2016 plan year and $0.6 million for the 2017 plan year.  On July 17, 2017, we made a contribution payment of $0.6 million for the 2017 plan year.

13.SEGMENT INFORMATION

We operate in the eastern U.S. as a producer and marketer of coal to major utilities and industrial users.  We aggregate multiple operating segments into two reportable segments, Illinois Basin and Appalachia, and we have an "all other" category referred to as Other and Corporate.  Our reportable segments correspond to major coal producing regions in the eastern U.S.  Similar economic characteristics for our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.

The Illinois Basin reportable segment is comprised of multiple operating segments, including current operating mining complexes a) Webster County Coal, LLC's Dotiki mining complex, b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines, c) Warrior Coal, LLC's mining complex, d) River View Coal, LLC's mining complex and e) Hamilton County Coal, LLC's mining complex.  The Gibson North mine has been idled since the fourth quarter of 2015 in response to market conditions.

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

Other and Corporate includes marketing and administrative activities, ASI and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities, Alliance Coal's coal brokerage activity, Mid-America Carbonates, LLC ("MAC"), certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's throughput receivables and prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), Alliance Minerals, and its affiliate, Cavalier Minerals (Note 7 – Variable Interest Entities), both of which hold equity investments in various AllDale Partnerships (Note 8 – Equity Investment), AROP Funding and our new subsidiary formed March 30, 2017, Alliance Finance (both discussed in Note 6 - Long-Term Debt).  On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak Gas Services, LLC ("Kodiak") (Note 14 – Subsequent Events).

Reportable segment results as of and for the three and six months ended June 30, 2017 and 2016 are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended June 30, 2017

Revenues - Outside	$232,484	$135,706	$30,530	$—	$398,720
Revenues - Intercompany	17,089	—	3,895	(20,984)	—
Total revenues (2)	249,573	135,706	34,425	(20,984)	398,720

Segment Adjusted EBITDA Expense (3)	150,299	83,619	23,123	(18,762)	238,279
Segment Adjusted EBITDA (4)(5)	93,288	50,744	14,218	(2,221)	156,029
Capital expenditures	22,927	13,261	983	—	37,171

Three Months Ended June 30, 2016

Revenues - Outside	$285,557	$136,409	$17,184	$—	$439,150
Revenues - Intercompany	10,323	1,625	4,393	(16,341)	—
Total revenues (2)	295,880	138,034	21,577	(16,341)	439,150

Segment Adjusted EBITDA Expense (3)	161,045	88,003	16,165	(13,427)	251,786
Segment Adjusted EBITDA (4)	130,846	48,532	5,380	(2,913)	181,845
Capital expenditures	12,357	4,348	164	—	16,869

Six Months Ended June 30, 2017

Revenues - Outside	$496,834	$305,950	$57,016	$—	$859,800
Revenues - Intercompany	28,294	—	8,008	(36,302)	—
Total revenues (2)	525,128	305,950	65,024	(36,302)	859,800

Segment Adjusted EBITDA Expense (3)	311,736	178,936	40,961	(31,860)	499,773
Segment Adjusted EBITDA (4)(5)	199,551	123,931	30,679	(4,442)	349,719
Total assets (6)	1,445,624	473,699	369,185	(111,090)	2,177,418
Capital expenditures	40,116	26,041	1,360	—	67,517

Six Months Ended June 30, 2016

Revenues - Outside	$561,575	$252,554	$37,850	$—	$851,979
Revenues - Intercompany	22,181	3,806	8,897	(34,884)	—
Total revenues (2)	583,756	256,360	46,747	(34,884)	851,979

Segment Adjusted EBITDA Expense (3)	339,688	167,732	36,911	(29,057)	515,274
Segment Adjusted EBITDA (4)	235,618	85,202	9,608	(5,827)	324,601
Total assets (6)	1,658,518	516,584	358,569	(165,815)	2,367,856
Capital expenditures	30,371	17,011	1,220	—	48,602

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

(3)

Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues.  We review Segment Adjusted EBITDA Expense per ton for cost trends.  Results presented for Segment Adjusted EBITDA Expense for the three and six months ended June 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Segment Adjusted EBITDA Expense	$238,279	$251,786	$499,773	$515,274
Other income	389	161	1,687	252
Operating expenses (excluding depreciation, depletion and amortization)	$238,668	$251,947	$501,460	$515,526

(4)

Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and debt extinguishment loss.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.  Results presented for Segment Adjusted EBITDA for the three and six months ended June 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Segment Adjusted EBITDA	$156,029	$181,845	$349,719	$324,601
General and administrative	(14,944)	(17,663)	(30,977)	(34,901)
Depreciation, depletion and amortization	(59,020)	(73,697)	(124,147)	(144,304)
Interest expense, net	(10,561)	(7,768)	(18,053)	(15,380)
Debt extinguishment loss	(8,148)	—	(8,148)	—
Income tax (expense) benefit	(4)	(6)	8	3
Net income	$63,352	$82,711	$168,402	$130,019

(5)	Includes equity in income of affiliates for the three and six months ended June 30, 2017 of $2.9 million and $6.6 million, respectively, in Other and Corporate.

(6)	Total assets for Other and Corporate include investments in affiliates of $149.6 million and $96.7 million at June 30, 2017 and 2016, respectively.

.

14.SUBSEQUENT EVENTS

On July 28, 2017, we declared a quarterly distribution for the quarter ended June 30, 2017, of $0.50 per unit, on all common units outstanding, totaling approximately $66.0 million, including distributions of $0.7 million to MGP with respect to its general partner interest in the Intermediate Partnership, payable on August 14, 2017 to all unitholders of record as of August 7, 2017.    The common units being paid distributions include the additional units  issued in the Exchange Transaction.  For further discussions regarding the Exchange Transaction, see Note 1 – Organization and Presentation and Note 9 – Net Income of ARLP Per Limited Partner Unit.

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held gas compression company providing large-scale, high-utilization compression assets to customers operating primarily in the Permian Basin.  This structured investment provides us with a quarterly cash or payment-in-kind return,  and our ownership interests in Kodiak are senior to all other Kodiak equity interests and subordinate only to Kodiak's senior secured debt facility.

Other than the events described above and in Notes 1, 9, 12 and 13 there were no other subsequent events.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management's discussion and analysis of financial condition and results of operations include the following:

•	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's managing general partner, and following the Exchange Transaction discussed below, its sole general partner.
•	References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner until the Exchange Transaction discussed below.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
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

Summary

We are a diversified producer and marketer of coal primarily to major United States ("U.S.") utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the second largest coal producer in the eastern U.S.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  We operate eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, as well as a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. We also generate income from other sources, including investments in oil and gas royalty interests and midstream services.

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

•

Illinois Basin reportable segment is comprised of multiple operating segments, including the following current operating mining complexes: a) Webster County Coal, LLC's Dotiki mining complex ("Dotiki"); b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines; c) Warrior Coal, LLC's mining complex ("Warrior"); d) River View Coal, LLC's mining complex ("River View") and e) Hamilton County Coal, LLC's mining complex ("Hamilton").  The Gibson North mine has been idled since the fourth quarter of 2015 in response to market conditions.

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

•

Other and Corporate includes marketing and administrative activities; Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC ("Matrix Design") and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD; Alliance Design Group, LLC; ASI's ownership of aircraft; the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities; Alliance Coal's coal brokerage activity; Mid-America Carbonates, LLC's manufacturing and sales (primarily to our mines) of rock dust; certain of Alliance Resource Properties' land and mineral interest activities; Pontiki Coal, LLC's throughput receivables and prior workers' compensation and pneumoconiosis liabilities; Wildcat Insurance, LLC; Alliance Minerals, LLC ("Alliance Minerals"), which holds direct equity investments in AllDale Minerals III, LP ("AllDale III"), and its affiliate, Cavalier Minerals JV, LLC ("Cavalier Minerals"), which holds equity investments in AllDale Minerals, LP and AllDale Minerals II, LP (collectively with AllDale III, the "AllDale Partnerships"), AROP Funding, LLC ("AROP Funding") and our new subsidiary formed March 30, 2017, Alliance Resource Finance Corporation ("Alliance Finance"). On July 19, 2017, Alliance Minerals purchased $100 million of Series A Preferred Interests from Kodiak Gas Services, LLC (the "Kodiak Purchase").  Please read "Item 1. Financial Statements (Unaudited) – Note 6. Long-term Debt," "– Note 7. Variable Interest Entities," "– Note 8. Equity Investment" and "– Note 14. Subsequent Events" of this Quarterly Report on Form 10-Q for more information on AROP Funding, Alliance Finance, Alliance Minerals, Cavalier Minerals, the AllDale Partnerships and the Kodiak Purchase.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

We reported net income attributable to ARLP of $63.2 million for the three months ended June 30, 2017 ("2017 Quarter") compared to $82.7 million for the three months ended June 30, 2016 ("2016 Quarter"). The decrease of $19.5 million was principally due to lower revenues resulting from anticipated lower coal sales price realizations.  Lower coal sales prices were offset in part by increased sales volumes, which rose to 8.5 million tons sold in the 2017 Quarter compared to 8.0 million tons sold in the 2016 Quarter, and reduced operating expenses and depreciation, depletion and amortization.  Results for the 2017 Quarter were also negatively impacted by a debt extinguishment loss of $8.1 million related to the early repayment of our 6.72% Series B Senior Notes due June 26, 2018 (the "Series B Senior Notes") in May 2017.  Even though coal sales and production volumes increased for the 2017 Quarter, operating expenses were lower compared to the 2016 Quarter reflecting the benefits of our recent efficiency initiatives to shift production to lower-cost operations and lower selling expenses.  The favorable production cost mix in the 2017 Quarter significantly lowered operating expenses per ton sold compared to the 2016 Quarter.  Results presented for the 2016 Quarter have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

On July 28, 2017, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its general partner interest in ARLP in exchange for 56,100,000 ARLP common units ("MGP Units")  and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").    In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  MGP is the sole general partner of ARLP following the Exchange Transaction, and no control, management or governance changes otherwise occurred.    Simultaneously with the Exchange Transaction discussed above, MGP became a wholly-owned subsidiary of MGP II, LLC (“MGP II”) which is owned 100% directly and indirectly by AHGP and was created in connection with the Exchange Transaction.  As a result of the Exchange Transaction, the MGP Units are held by MGP II.  In the 2017 Quarter, as a result of the Exchange Transaction, net income was not allocated to the IDRs and the related general partner interests exchanged; however, additional net income, in a corresponding amount, was allocated to limited partner interests.  As compared to the 2016 Quarter, earnings per basic and diluted limited partner unit of $0.82 were generated for both the 2017 and 2016 Quarters.  On a pro forma basis, as if the Exchange Transaction had taken place on January 1, 2016, basic and diluted net income of ARLP per limited partner unit in the 2017 Quarter would have decreased 24.2% to $0.47 from $0.62 in the 2016 Quarter reflecting the decline in net income attributable to ARLP as discussed above.  Please read "Item 1. Financial Statements (Unaudited) – Note 9.  Net Income of ARLP Per Limited Partner Unit" of this Quarterly Report on Form 10-Q for more information on the impact of the Exchange Transaction on earnings per basic and diluted limited partner unit.

	Three Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(per ton sold)
Tons sold	8,466	7,964	N/A	N/A
Tons produced	9,472	8,363	N/A	N/A
Coal sales	$382,262	$422,469	$45.15	$53.05
Operating expenses	$238,668	$251,947	$28.19	$31.64

Coal sales.  Coal sales decreased $40.2 million or 9.5% to $382.3 million for the 2017 Quarter from $422.5 million for the 2016 Quarter.  The decrease in coal sales reflected anticipated lower average coal sales prices, which reduced coal sales by $66.8 million, partially offset by the benefit of increased tons sold (particularly export volumes), which contributed $26.6 million in additional coal sales.  Average coal sales prices decreased $7.90 per ton sold in the 2017 Quarter to $45.15 compared to $53.05 per ton sold in the 2016 Quarter, primarily as a result of the expiration and/or renegotiation of certain higher-priced long-term contracts offset in part by higher price realizations at our Mettiki mine through its participation in the metallurgical coal markets in the 2017 Quarter.  Sales and production volumes rose to 8.5 million tons sold and 9.5 million tons produced in the 2017 Quarter compared to 8.0 million tons sold and 8.4 million tons produced in the 2016 Quarter, primarily due to strong performances at the Gibson South, River View and Hamilton mines.

Operating expenses.  Operating expenses decreased 5.3% to $238.7  million for the 2017 Quarter from $251.9 million for the 2016 Quarter primarily as a result of the previously discussed favorable production cost mix.  On a per ton basis, operating expenses decreased 10.9% to $28.19 per ton sold from $31.64 per ton sold in the 2016 Quarter, due primarily to the lower-cost production mix and increased sales and production volumes.  The most significant impacts on operating expenses are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 15.2% to $9.12 per ton in the 2017 Quarter from $10.75 per ton in the 2016 Quarter.  This decrease of $1.63 per ton was primarily attributable to lower labor and benefit costs per ton due to fewer employees resulting in part from our increased mix of lower cost production as well as lower medical expenses at various mines in both reportable segments;

•

Workers’ compensation expenses per ton produced decreased to $0.50 per ton in the 2017 Quarter from $0.70 per ton in the 2016 Quarter.  The decrease of $0.20 per ton produced resulted from fewer employees partially offset by a decrease in the discount rate used to calculate the estimated present value of future obligations and unfavorable changes in claims development; and

•

Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $1.26 per produced ton sold in the 2017 Quarter compared to the 2016 Quarter primarily as a result of lower excise taxes per ton resulting from a favorable state production mix and lower average coal sales prices as discussed above.  Royalty expenses also benefited from lower average coal sales prices.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increases:

•

Material and supplies expenses per ton produced increased 4.2% to $9.71 per ton in the 2017 Quarter from $9.32 per ton in the 2016 Quarter.  The increase of $0.39 per ton produced resulted primarily from increases of $0.28 per ton for contract labor used in the mining process and $0.28 per ton in longwall subsidence expense, partially offset by a decrease of $0.21 per ton for power and fuel used in the mining process; and

•

Maintenance expenses per ton produced increased 20.8% to $3.31 per ton in the 2017 Quarter from $2.74 per ton in the 2016 Quarter.  The increase of $0.57 per ton produced was primarily due to increased maintenance expenses at several mines in both reportable segments.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, other outside services and administrative services revenue from affiliates.  Other sales and operating revenues decreased to $9.1 million in the 2017 Quarter from $11.2 million in the 2016 Quarter.  The decrease of $2.1 million was primarily due to the lack of coal supply contract buy-outs occurring in the 2017 Quarter, partially offset by increased mining technology product sales by Matrix Design.

General and administrative.  General and administrative expenses for the 2017 Quarter decreased to $14.9 million compared to $17.7 million in the 2016 Quarter.  The decrease of $2.8 million was primarily due to lower incentive compensation expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $59.0 million in the 2017 Quarter from $73.7 million in the 2016 Quarter.  The decrease of $14.7 million resulted primarily from the closure of the Pattiki mine in the fourth quarter of 2016 and reduced sales volumes at the Dotiki, Warrior and Tunnel Ridge mines.

Interest expense. Interest expense, net of capitalized interest, increased to $10.6 million in the 2017 Quarter from $7.8 million in the 2016 Quarter primarily due to interest incurred under our Senior Notes issued in April 2017 offset in part by reduced borrowings under our revolving credit facility and the payment of our Term Loan and Series B Senior Notes.  Interest payable under our Senior Notes, revolving credit facility, Term Loan and Series B Senior Notes is discussed below under "–Debt Obligations."

Equity in income (loss) of affiliates.  Equity in earnings of affiliates increased $3.0 million in the 2017 Quarter compared to the 2016 Quarter due to increased earnings from our investments in the AllDale Partnerships.

Debt extinguishment loss.  We recognized a debt extinguishment loss of $8.1 million in the 2017 Quarter to reflect a make-whole payment incurred to repay our Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $7.3 million and $5.5 million for the 2017 and 2016 Quarters, respectively.  The increase of $1.8 million was primarily attributable to increased tonnage for which we arranged transportation at certain mines and an increase in average transportation rates in the 2017 Quarter.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Segment Adjusted EBITDA.  Our 2017 Quarter Segment Adjusted EBITDA decreased $25.8 million, or 14.2%, to $156.0 million from the 2016 Quarter Segment Adjusted EBITDA of $181.8 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Three Months Ended
	June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$93,288	$130,846	$(37,558)	(28.7)%
Appalachia	50,744	48,532	2,212	4.6%
Other and Corporate	14,218	5,380	8,838	(1)
Elimination	(2,221)	(2,913)	692	23.8%
Total Segment Adjusted EBITDA (2)	$156,029	$181,845	$(25,816)	(14.2)%

Tons sold
Illinois Basin	6,098	5,509	589	10.7%
Appalachia	2,368	2,455	(87)	(3.5)%
Other and Corporate	481	288	193	67.0%
Elimination	(481)	(288)	(193)	(67.0)%
Total tons sold	8,466	7,964	502	6.3%

Coal sales
Illinois Basin	$243,414	$285,275	$(41,861)	(14.7)%
Appalachia	133,612	135,618	(2,006)	(1.5)%
Other and Corporate	22,325	13,524	8,801	65.1%
Elimination	(17,089)	(11,948)	(5,141)	(43.0)%
Total coal sales	$382,262	$422,469	$(40,207)	(9.5)%

Other sales and operating revenues
Illinois Basin	$172	$6,616	$(6,444)	(97.4)%
Appalachia	752	918	(166)	(18.1)%
Other and Corporate	12,101	8,057	4,044	50.2%
Elimination	(3,895)	(4,392)	497	11.3%
Total other sales and operating revenues	$9,130	$11,199	$(2,069)	(18.5)%

Segment Adjusted EBITDA Expense
Illinois Basin	$150,299	$161,045	$(10,746)	(6.7)%
Appalachia	83,619	88,003	(4,384)	(5.0)%
Other and Corporate	23,123	16,165	6,958	43.0%
Elimination	(18,762)	(13,427)	(5,335)	(39.7)%
Total Segment Adjusted EBITDA Expense (2)	$238,279	$251,786	$(13,507)	(5.4)%

(1)	Percentage change is greater than or equal to 100%.

(2)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."  Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for the three months ended June 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA decreased 28.7% to $93.3 million in the 2017 Quarter from $130.8 million in the 2016 Quarter.  The decrease of $37.5 million was primarily attributable to lower coal sales, which decreased 14.7% to $243.4 million in the 2017 Quarter from $285.3 million in the 2016 Quarter.  The decrease of $41.9 million in coal sales primarily reflects lower average coal sales prices of $39.92 in the 2017 Quarter compared to $51.78 in the 2016 Quarter resulting from the expiration and/or renegotiation of certain higher-priced legacy contracts, partially offset by increased tons sold in the 2017 Quarter.  Reflecting higher coal sales volumes, particularly export volumes, from our Hamilton, Gibson South and River View mines, tons sold increased 10.7% to 6.1 million tons sold in the 2017 Quarter compared to 5.5 million tons sold in the 2016 Quarter.    This increase was offset in part by the closure of the Pattiki mine in the fourth quarter of 2016 and reduced sales from our Dotiki and Warrior mines in the 2017 Quarter.    Other sales and operating revenues decreased by $6.4 million primarily reflecting the lack of coal supply contract buy-outs in the 2017 Quarter.  Segment Adjusted EBITDA Expense decreased 6.7% to $150.3 million in the 2017 Quarter from $161.0 million in the 2016 Quarter due to reduced per ton expenses.  Segment Adjusted EBITDA Expense per ton decreased $4.58 per ton sold to $24.65 from $29.23 per ton sold in the 2016 Quarter, primarily due to a significant increase of low-cost longwall production and improved recoveries at the Hamilton mine, increased production at our low-cost River View and Gibson South operations and a related reduced mix of sales volumes from our higher cost mines still operating in 2017 or shutdown in 2016, as well as reduced insurance expenses, lower health related employee benefit expenses and certain cost decreases described above under "–Operating expenses."

Appalachia – Segment Adjusted EBITDA increased 4.6% to $50.7 million for the 2017 Quarter from $48.5 million in the 2016 Quarter.  The increase of $2.2 million was primarily attributable to reduced operating expenses and increased average coal sales prices, offset in part by reduced tons sold.  Coal sales decreased 1.5% to $133.6 million compared to $135.6 million in the 2016 Quarter.    The decrease of $2.0 million primarily resulted from decreased sales volumes reflecting a longwall move and reduced recoveries at the Tunnel Ridge mine in the 2017 Quarter, partially offset by higher average coal sales prices, which increased 2.1% to $56.42 per ton sold compared to $55.24 per ton sold in the 2016 Quarter primarily reflecting higher price realizations at our Mettiki mine through its participation in the metallurgical coal markets in the 2017 Quarter.  Segment Adjusted EBITDA Expense decreased 5.0% to $83.6 million in the 2017 Quarter from $88.0 million in the 2016 Quarter due to lower sales volumes and reduced Segment Adjusted EBITDA Expense per ton, which decreased $0.54 per ton sold to $35.31 compared to $35.85 per ton sold in the 2016 Quarter.  Lower Segment Adjusted EBITDA Expense per ton resulted from increased production and related improved recoveries at our MC Mining and Mettiki mines and a favorable workers’ compensation actuarial adjustment in the 2017 Quarter at the MC Mining mine as well as certain other cost decreases described above under "–Operating expenses," partially offset by higher subsidence expenses and reduced volumes and recoveries at our Tunnel Ridge mine.

Other and Corporate – Segment Adjusted EBITDA increased by $8.8 million to $14.2 million in the 2017 Quarter compared to $5.4 million in the 2016 Quarter.  The increase was primarily attributable to higher equity earnings from the AllDale Partnerships, increased intercompany coal sales brokerage activity and mining technology product sales by Matrix Design.  In the 2017 Quarter,  Segment Adjusted EBITDA Expense increased to $23.1 million for the 2017 Quarter compared to $16.2 million for the 2016 Quarter primarily as a result of the increased brokerage activity and increased Matrix Design sales.

Elimination – Segment Adjusted EBITDA Expense eliminations increased in the 2017 Quarter to $18.8 million from $13.4 million in the 2016 Quarter and coal sales eliminations increased to $17.1 million from $11.9 million, reflecting increased intercompany coal sales brokerage activity.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

We reported net income attributable to ARLP of  $168.1 million for the six months ended June 30, 2017 ("2017 Period") compared to $130.0 million for the six months ended June 30, 2016 ("2016 Period").  The increase of $38.1 million was due to increased coal sales volumes, which rose to 18.1 million tons sold in the 2017 Period compared to 15.4 million tons sold in the 2016 Period, higher other sales and operating revenues, lower depreciation, depletion and amortization, lower operating expenses and higher equity in earnings of affiliates from our investments in oil and gas mineral interests, offset in part by lower coal sales price realizations and a debt extinguishment loss of $8.1 million related to the early repayment of our Series B Senior Notes in May 2017.  Total revenues increased to $859.8 million in the 2017 Period compared to $852.0 million in the 2016 Period as increased sales volumes and other sales and operating revenues more than offset lower coal sales prices.  For the 2017 Period, operating expenses were 2.7% lower compared to the 2016 Period reflecting the benefits of our recent efficiency initiatives to shift production to lower-cost operations.  The favorable production cost mix in the 2017 Period significantly lowered operating expenses per ton sold compared to the 2016 Period.

Results presented for the 2016 Period have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

	Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(per ton sold)
Tons sold	18,076	15,420	N/A	N/A
Tons produced	19,690	17,247	N/A	N/A
Coal sales	$821,006	$823,761	$45.42	$53.42
Operating expenses	$501,460	$515,526	$27.74	$33.43

Coal sales.  Coal sales decreased $2.8 million or 0.3% to $821.0 million for the 2017 Period from $823.8 million for the 2016 Period.  The decrease was attributable to lower average coal sales prices, which reduced coal sales by $144.6 million, partially offset by the benefit of increased tons sold, which contributed $141.8 million in additional coal sales.  Average coal sales prices decreased $8.00 per ton sold in the 2017 Period to $45.42 compared to $53.42 per ton sold in the 2016 Period, primarily due to the expiration of higher-priced legacy contracts in addition to a significant increase in lower price export tons shipped from our Illinois Basin mines partially offset by higher price realizations at our Mettiki mine through its participation in the metallurgical coal markets in the 2017 Period.  Sales and production volumes rose to 18.1 million tons sold and 19.7 million tons produced in the 2017 Period compared to 15.4 million tons sold and 17.2 million tons produced in the 2016 Period, primarily due to strong performances at the Gibson South, River View, Hamilton and Tunnel Ridge mines.

Operating expenses.  Operating expenses decreased 2.7% to $501.5 million for the 2017 Period from $515.5 million for the 2016 Period primarily as a result of the previously discussed favorable production cost mix.  On a per ton basis, operating expenses decreased 17.0% to $27.74 per ton sold from $33.43 per ton sold in the 2016 Period, due primarily to the lower-cost production mix and increased sales and production volumes.  The most significant impacts on operating expenses are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 20.6% to $8.90 per ton in the 2017 Period from $11.21 per ton in the 2016 Period.  This decrease of $2.31 per ton was primarily attributable to lower labor and benefit costs per ton due to fewer employees resulting in part from our increased mix of lower-cost production as well as lower medical expenses at various mines in both reportable segments;

•

Workers' compensation expenses per ton produced decreased to $0.49 per ton in the 2017 Period from $0.66 per ton in the 2016 Period.  The decrease of $0.17 per ton produced resulted from fewer employees partially offset by a decrease in the discount rate used to calculate the estimated present value of future obligations and unfavorable changes in claims development;

•

Material and supplies expenses per ton produced decreased 4.6% to $9.24 per ton in the 2017 Period from $9.69 per ton in the 2016 Period.  The decrease of $0.45 per ton produced resulted primarily from the increased mix of lower-cost production discussed above and related decreases of $0.27 per ton for power and fuel used in the mining process, $0.08 per ton for general mining materials and supplies, $0.08 per ton for other outside services used in the mining process, $0.07 per ton for safety related materials and supplies and other reductions, partially offset by an increase of $0.18 per ton for contract labor used in the mining process; and

•

Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $1.10 per produced ton sold in the 2017 Period compared to the 2016 Period primarily as a result of lower excise taxes per ton resulting from a favorable state production mix and lower average coal sales prices as discussed above.  Royalty expenses also benefited from lower average coal sales prices.

Other sales and operating revenues.    Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $21.9 million in the 2017 Period from $16.2 million in the 2016 Period.  The increase of $5.7 million was primarily due to increased mining technology product sales by Matrix Design and increased transloading revenues from Mt. Vernon partially offset by the lack of coal supply contract buy-outs occurring in the 2017 Period.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $124.1 million for the 2017 Period compared to $144.3 million for the 2016 Period primarily as a result of the depletion of reserves at our Elk Creek mine in the first quarter of 2016, closure of the Pattiki mine in the fourth quarter of 2016 and volume reductions at our Dotiki and Warrior mines, partially offset by an increase in coal sales volumes at our Hamilton mine.

Equity in income (loss) of affiliates.  Equity in earnings of affiliates increased $6.7 million in the 2017 Period compared to the 2016 Period due to increased earnings from our investments in the AllDale Partnerships.

Debt extinguishment loss.  We recognized a debt extinguishment loss of $8.1 million in the 2017 Period to reflect a make-whole payment incurred to repay our Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $16.9 million and $12.0 million for the 2017 and 2016 Periods, respectively.  The increase of $4.9 million was primarily attributable to increased tonnage for which we arrange transportation at certain mines.  The cost of transportation services are passed through to our customers.  Consequently, we do not realize any gain or loss on transportation revenues.

Segment Adjusted EBITDA.  Our 2017 Period Segment Adjusted EBITDA increased $25.1 million, or 7.7%, to $349.7 million from the 2016 Period Segment Adjusted EBITDA of $324.6 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Six Months Ended
	June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$199,551	$235,618	$(36,067)	(15.3)%
Appalachia	123,931	85,202	38,729	45.5%
Other and Corporate	30,679	9,608	21,071	(1)
Elimination	(4,442)	(5,827)	1,385	23.8%
Total Segment Adjusted EBITDA (2)	$349,719	$324,601	$25,118	7.7%

Tons sold
Illinois Basin	12,763	11,039	1,724	15.6%
Appalachia	5,298	4,381	917	20.9%
Other and Corporate	823	655	168	25.6%
Elimination	(808)	(655)	(153)	(23.4)%
Total tons sold	18,076	15,420	2,656	17.2%

Coal sales
Illinois Basin	$510,342	$567,964	$(57,622)	(10.1)%
Appalachia	301,385	250,962	50,423	20.1%
Other and Corporate	37,573	30,822	6,751	21.9%
Elimination	(28,294)	(25,987)	(2,307)	(8.9)%
Total coal sales	$821,006	$823,761	$(2,755)	(0.3)%

Other sales and operating revenues
Illinois Basin	$944	$7,342	$(6,398)	(87.1)%
Appalachia	1,482	1,972	(490)	(24.8)%
Other and Corporate	27,452	15,761	11,691	74.2%
Elimination	(8,008)	(8,897)	889	10.0%
Total other sales and operating revenues	$21,870	$16,178	$5,692	35.2%

Segment Adjusted EBITDA Expense
Illinois Basin	$311,736	$339,688	$(27,952)	(8.2)%
Appalachia	178,936	167,732	11,204	6.7%
Other and Corporate	40,961	36,911	4,050	11.0%
Elimination	(31,860)	(29,057)	(2,803)	(9.6)%
Total Segment Adjusted EBITDA Expense (2)	$499,773	$515,274	$(15,501)	(3.0)%

(1)	Percentage change is greater than or equal to 100%.

(2)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses." Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for the six months ended June 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA decreased 15.3% to $199.6 million in the 2017 Period from $235.6 million in the 2016 Period.  The decrease of $36.0 million was primarily attributable to lower coal sales, which decreased 10.1% to $510.3 million in the 2017 Period from $568.0 million in the 2016 Period, partially offset by decreased expenses resulting from a favorable production mix.  The coal sales decrease of $57.7 million primarily reflects lower average coal sales prices of $39.99 in the 2017 Period compared to $51.45 in the 2016 Period resulting from the expiration of higher-priced legacy contracts and the sale of lower price export volumes in the 2017 Period.  Lower sales prices were partially offset by increased tons sold, which increased 15.6% to 12.8 million tons in the 2017 Period compared to 11.0 million tons in the 2016 Period.  Higher sales volumes resulted from strong performances at the Gibson South, River View and Hamilton mines, in addition to the increased export volumes mentioned above, offset in part by the previously mentioned depletion of reserves at our Elk Creek mine in the first quarter of 2016, the closure of the Pattiki mine in the fourth quarter of 2016 and reduced sales at our Dotiki mine.    Segment Adjusted EBITDA Expense decreased 8.2% to $311.7 million in the 2017 Period from $339.7 million in the 2016 Period and Segment Adjusted EBITDA Expense per ton decreased $6.35 per ton sold to $24.42 compared to $30.77 per ton sold in the 2016 Period, primarily due to a significant increase in low-cost longwall production and improved recoveries at the Hamilton mine, increased production at our River View and Gibson South operations and a related reduced mix of sales volumes from our higher cost mines still operating in 2017 or shutdown in 2016, as well as reduced insurance expense, lower health related employee benefit expenses and certain cost decreases described above under "–Operating expenses."

Appalachia – Segment Adjusted EBITDA increased 45.5% to $123.9 million for the 2017 Period from $85.2 million in the 2016 Period.  The increase of $38.7 million was primarily attributable to increased tons sold, which rose 20.9% to 5.3 million tons sold in the 2017 Period compared to 4.4 million tons sold in the 2016 Period and lower Segment Adjusted EBITDA Expense per ton.  Coal sales increased 20.1% to $301.4 million compared to $251.0 million in the 2016 Period.  The increase of $50.4 million primarily resulted from increased sales volumes across the region, including increased export sales from our Mettiki and MC Mining mines offset partially by lower average coal sales prices of $56.89 in the 2017 Period compared to $57.28 in the 2016 Period.  Coal sales realizations were impacted by lower prices at Tunnel Ridge offset in part by Mettiki's participation in the higher priced metallurgical coal markets in the 2017 Period.  Segment Adjusted EBITDA Expense increased 6.7% to $178.9 million in the 2017 Period from $167.7 million in the 2016 Period due to increased sales volumes.  However, Segment Adjusted EBITDA Expense per ton decreased $4.52 per ton sold to $33.77 compared to $38.29 per ton sold in the 2016 Period, as a result of increased production across the region, particularly at our Tunnel Ridge longwall operation resulting in part from increased longwall unit shifts and fewer longwall move days during the 2017 Period and increased unit shifts at our MC Mining operations, as well as certain other cost decreases described above under "–Operating expenses."

Other and Corporate –  Segment Adjusted EBITDA increased by $21.1 million to $30.7 million for the 2017 Period compared to $9.6 million in the 2016 Period.  The increase was primarily attributable to higher equity earnings from the AllDale Partnerships, increased intercompany coal sales brokerage activity, Mt. Vernon transloading, and mining technology product sales by Matrix Design.  In the 2017 Period, Segment Adjusted EBITDA Expense increased to $41.0 million for the 2017 Period compared to $36.9 million for the 2016 Period primarily as a result of increased brokerage activity, transloading revenues and Matrix Design sales discussed above.

Elimination – Segment Adjusted EBITDA Expense eliminations increased in the 2017 Period to $31.9 million from $29.1 million in the 2016 Period and coal sales eliminations increased to $28.3 million from $26.0 million, reflecting increased intercompany coal sales brokerage activity.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and debt extinguishment loss.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA.  In addition, the exclusion of corporate general and administrative expenses from consolidated Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.  Results presented for Segment Adjusted EBITDA for the three and six months ended June 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Segment Adjusted EBITDA	$156,029	$181,845	$349,719	$324,601
General and administrative	(14,944)	(17,663)	(30,977)	(34,901)
Depreciation, depletion and amortization	(59,020)	(73,697)	(124,147)	(144,304)
Interest expense, net	(10,561)	(7,768)	(18,053)	(15,380)
Debt extinguishment loss	(8,148)	—	(8,148)	—
Income tax (expense) benefit	(4)	(6)	8	3
Net income	$63,352	$82,711	$168,402	$130,019

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.  Results presented for Segment Adjusted EBITDA Expense for the three and six months ended June 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Segment Adjusted EBITDA Expense	$238,279	$251,786	$499,773	$515,274
Other income	389	161	1,687	252
Operating expenses (excluding depreciation, depletion and amortization)	$238,668	$251,947	$501,460	$515,526

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and sale-leaseback transactions.  We believe that existing cash balances, future cash flows from operations, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, commitments and distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures and investments, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, as well as other financial and business factors, some of which are beyond our control.  Based on our recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any constraints to our liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Cash Flows

Cash provided by operating activities was $294.5 million for the 2017 Period compared to $212.3 million for the 2016 Period.  The increase in cash provided by operating activities was primarily due to favorable working capital changes related to trade receivables, accounts payable, accrued interest, other long-term assets, other liabilities and increased distributions received from the AllDale Partnerships in the 2017 Period compared to the 2016 Period.

Net cash used in investing activities was $75.3 million for the 2017 Period compared to $91.0 million for the 2016 Period.  The decrease in cash used in investing activities was primarily attributable to decreased purchases of equity investments in affiliates and favorable changes in accounts payable related to property, plant and equipment purchases.  These favorable changes were partially offset by increased capital expenditures for mine infrastructure and equipment at various mines in the 2017 Period compared to the 2016 Period.

Net cash used in financing activities was $219.5 million for the 2017 Period compared to $104.4 million for the 2016 Period.  The increase in cash used in financing activities was primarily attributable to repayment of the Series B Senior Notes, overall net payments on the securitization and revolving facilities compared to overall net borrowings in the 2016 Period, payment of debt issuance and extinguishment costs, and no proceeds received from sales-leaseback transactions in the 2017 Period, offset in part by proceeds received from the issuance of senior notes and a decrease in distributions paid to partners in the 2017 Period compared to the 2016 Period.

Capital Expenditures

Capital expenditures increased to $67.5 million in the 2017 Period from $48.6 million in the 2016 Period.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

Our anticipated total capital expenditures for the year ending December 31, 2017 are estimated in a range of $145.0 million to $165.0 million, which includes expenditures for maintenance capital at various mines.  In addition to these capital expenditures, we anticipate funding in 2017 investments of approximately $120.0 million to $130.0 million related to our commitment to acquire oil and gas mineral interests and including our $100 million investment in Kodiak Gas Services, LLC on July 19, 2017 as discussed in "Item 1. Financial Statements (Unaudited) – Note 14. Subsequent Events" of this Quarterly Report on Form 10-Q.  Management anticipates funding remaining 2017 capital requirements with cash and cash equivalents ($39.5 million as of June 30, 2017), cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Agreement.    On January 27, 2017, our Intermediate Partnership entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions for a revolving credit facility and term loan (the "Credit Facility").  The Credit Facility replaced the $250 million term loan ("Replaced Term Loan") and $700 million revolving credit facility ("Replaced Revolving Credit Facility") extended to the Intermediate Partnership on May 23, 2012 (the "Replaced Credit Agreement") by various banks and other lenders that would have expired on May 23, 2017.

The Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $494.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "Term Loan").  The outstanding revolver balance and term loan balance under the Replaced Credit Agreement were deemed to have been advanced under the Credit Facility on January 27, 2017.  On April 3, 2017, we entered into an amendment to the Credit Agreement (the "Amendment") to extend the termination date of the Revolving Credit Facility as to $461.25 million of commitments to May 23, 2021, eliminate the Cavalier Condition and the Senior Notes Condition (both as defined in the Credit Agreement) and effectuate certain other changes.  In connection with the Amendment, we increased the commitments under the Revolving Credit Facility from $479.75 million to $494.75 million, effective May 23, 2017 (of which $33.5 million expire on May 23, 2019).    We incurred debt issuance costs in 2017 of $7.7 million in connection with the Credit Agreement which were deferred and will be amortized as a component of interest expense over the remaining term.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership’s assets.  The Term Loan aggregate remaining outstanding principal balance of $50.0 million was paid in full in May 2017.

Borrowings under the Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  We elected a Eurodollar Rate, which, with applicable margin, was 3.56% on borrowings outstanding as of June 30, 2017.  At June 30, 2017, we had $8.1 million of letters of credit outstanding with $486.7 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership’s ability to incur certain unsecured debt. See "Item 1. Financial Statements (Unaudited) – Note 7. Variable Interest Entities" of this Quarterly Report on Form 10-Q for further discussion of restrictions on the cash available for distribution.  The Amendment raised the debt to cash flow ratio from 2.25 to 1.0 to 2.50 to 1.0 and also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The Credit Agreement requires the Intermediate Partnership maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.75 to 1.0 and 22.8 to 1.0, respectively, for the trailing twelve months ended June 30, 2017.  We were in compliance with the covenants of the Credit Agreement as of June 30, 2017.

Series B Senior Notes.  On January 27, 2017, the Intermediate Partnership also amended the 2008 Note Purchase Agreement dated June 26, 2008, for $145.0 million of Series B Senior Notes which bore interest at 6.72% and was due to mature on June 26, 2018 with interest payable semi-annually.  The amendment provided for certain modifications to the terms and provisions of the Note Purchase Agreement, including granting liens on substantially all of the Intermediate Partnership's assets to secure its obligations under the Note Purchase Agreement on an equal basis with the obligations under the Credit Agreement.  The amendment also modified certain covenants to align them with the applicable covenants in the Credit Agreement.  As discussed below, we repaid the Series B Senior Notes in May 2017.

Senior Notes. On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on November 1, 2017.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the Senior Notes.

At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem the Senior Notes at a redemption price equal to the principal amount of the Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the Senior Notes and cash on hand were used to repay the Revolving Credit Facility, Term Loan and Series B Senior Notes (including a make-whole payment of $8.1 million).  We incurred discount and debt issuance costs of $7.3 million in connection with issuance of the Senior Notes which were deferred and will be amortized as a component of interest expense over the Term.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly-owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in December 2016 and matures in December 2017.  At June 30, 2017, we had $75.7 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, LP and AllDale Minerals II, LP.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of June 30, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have an agreement with one bank to provide additional letters of credit of $5.0 million to maintain surety bonds to secure our obligations for workers' compensation benefits.  At June 30, 2017, we had $5.0 million in letters of credit outstanding under the agreement.

Related-Party Transactions

We have continuing related-party transactions with MGP, MGP II, AHGP and SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, mineral leases with SGP and its affiliates, and agreements relating to the use of aircraft.  For more information regarding MGP II, please read "Item 1. Financial Statements (Unaudited) – Note 1. Organization and Presentation" of this Quarterly Report on Form 10-Q.  We also have transactions with WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") and, through Alliance Minerals and Cavalier Minerals, the AllDale Partnerships to support the acquisition of oil and gas mineral interests.  For more information regarding WKY CoalPlay, the AllDale Partnerships and Bluegrass Minerals, please read "Item 1. Financial Statements (Unaudited) – Note 7. Variable Interest Entities" and "– Note 8. Equity Investment" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2016, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions" for additional information concerning related-party transactions.

New Accounting Standards

See "Item 1. Financial Statements (Unaudited) – Note 2. New Accounting Standards" of this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Other Information

White Oak IRS Notice

The previously communicated IRS audit of White Oak Resources, LLC for the tax year ended December 31, 2011 is ongoing.

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

Interest Rate Risk

Borrowings under the Credit Agreement, Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $75.7 million in borrowings under the Securitization Facility at June 30, 2017.  A one percentage point increase in the interest rates related to the Securitization Facility would result in an annualized increase in interest expense of $0.8 million, based on borrowing levels at June 30, 2017.  With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $28.6 million in the estimated fair value of these borrowings.

As of June 30, 2017, the estimated fair value of our long-term debt was approximately $505.1 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2017.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2017.

During the quarterly period ended June 30, 2017, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.3	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.5	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.6	Second Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 17990766	3.3	07/28/2017

3.7	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.8	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

4.1	Indenture, dated as of April 24, 2017, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	000-26823 17778550	4.1	04/24/2017

10.1	Contribution Agreement, dated as of July 28, 2017, by and among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, ARM GP Holdings, Inc., MGP II, LLC and Alliance Holdings GP, L.P.	8-K	000-26823 17990766	10.1	07/28/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.2	Amendment No. 1 dated April 3, 2017 to the Fourth Amended and Restated Credit Agreement, dated as of January, 27, 2017, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 17750742	10.1	04/07/2017

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 4, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 4, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 4, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated August 4, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2017 filed in XBRL).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 4, 2017.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer