Form 10-Q
period 2017-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2017-11-06
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, 130,704,217 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,393	$39,782
Trade receivables	129,031	152,032
Other receivables	709	279
Due from affiliates	288	271
Inventories, net	87,667	61,051
Advance royalties, net	1,207	1,207
Prepaid expenses and other assets	10,356	22,050
Total current assets	247,651	276,672
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,938,362	2,920,988
Less accumulated depreciation, depletion and amortization	(1,436,470)	(1,335,145)
Total property, plant and equipment, net	1,501,892	1,585,843
OTHER ASSETS:
Advance royalties, net	40,578	29,372
Equity investments in affiliates	144,349	138,817
Cost investments	102,800	—
Goodwill	136,399	136,399
Other long-term assets	32,983	25,939
Total other assets	457,109	330,527
TOTAL ASSETS	$2,206,652	$2,193,042

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$73,597	$64,055
Due to affiliates	759	906
Accrued taxes other than income taxes	20,544	18,273
Accrued payroll and related expenses	41,124	41,576
Accrued interest	13,083	316
Workers' compensation and pneumoconiosis benefits	9,732	9,897
Current capital lease obligations	28,220	27,196
Other current liabilities	16,697	14,778
Current maturities, long-term debt, net	100,000	149,874
Total current liabilities	303,756	326,871
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	385,449	399,446
Pneumoconiosis benefits	64,197	62,822
Accrued pension benefit	39,497	42,070
Workers' compensation	52,477	40,400
Asset retirement obligations	125,146	125,266
Long-term capital lease obligations	64,358	85,540
Other liabilities	16,248	17,203
Total long-term liabilities	747,372	772,747
Total liabilities	1,051,128	1,099,618

PARTNERS' CAPITAL:
Alliance Resource Partners, L.P. ("ARLP") Partners' Capital:
Limited Partners - Common Unitholders 130,704,217 and 74,375,025 units outstanding, respectively	1,173,066	1,400,202
General Partners’ interest	14,781	(273,788)
Accumulated other comprehensive loss	(37,694)	(38,540)
Total ARLP Partners' Capital	1,150,153	1,087,874
Noncontrolling interest	5,371	5,550
Total Partners' Capital	1,155,524	1,093,424
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,206,652	$2,193,042

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
SALES AND OPERATING REVENUES:
Coal sales	$435,162	$533,817	$1,256,168	$1,357,578
Transportation revenues	8,009	7,692	24,933	19,732
Other sales and operating revenues	10,018	10,565	31,888	26,743
Total revenues	453,189	552,074	1,312,989	1,404,053

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	295,385	326,891	796,845	842,417
Transportation expenses	8,009	7,692	24,933	19,732
Outside coal purchases	—	1,514	—	1,514
General and administrative	15,005	18,114	45,982	53,015
Depreciation, depletion and amortization	69,962	101,432	194,109	245,736
Total operating expenses	388,361	455,643	1,061,869	1,162,414

INCOME FROM OPERATIONS	64,828	96,431	251,120	241,639

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2017 and 2016 of $107, $47, $354 and $320, respectively)	(10,773)	(8,001)	(28,904)	(23,386)
Interest income	4	3	82	8
Equity in income of affiliates	3,798	1,105	10,414	1,041
Cost investment income	2,800	—	2,800	—
Debt extinguishment loss	—	—	(8,148)	—
Other income	774	293	2,461	545
INCOME BEFORE INCOME TAXES	61,431	89,831	229,825	219,847

INCOME TAX EXPENSE (BENEFIT)	5	7	(3)	4

NET INCOME	61,426	89,824	229,828	219,843

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(155)	(44)	(425)	(40)

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. ("NET INCOME OF ARLP")	$61,271	$89,780	$229,403	$219,803

GENERAL PARTNERS' INTEREST IN NET INCOME OF ARLP	$612	$20,571	$21,362	$60,723

LIMITED PARTNERS' INTEREST IN NET INCOME OF ARLP	$60,659	$69,209	$208,041	$159,080

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 9)	$0.52	$0.91	$2.32	$2.08

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.5000	$0.4375	$1.3750	$1.5500

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	114,237,979	74,375,025	87,924,986	74,347,157

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET INCOME	$61,426	$89,824	$229,828	$219,843

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	46	—	140	—
Amortization of net actuarial loss (1)	774	787	2,319	2,365
Total defined benefit pension plan adjustments	820	787	2,459	2,365

Pneumoconiosis benefits
Amortization of net actuarial gain (1)	(479)	(660)	(1,613)	(1,982)
Total pneumoconiosis benefits adjustments	(479)	(660)	(1,613)	(1,982)

OTHER COMPREHENSIVE INCOME	341	127	846	383

COMPREHENSIVE INCOME	61,767	89,951	230,674	220,226

Less: Comprehensive income attributable to noncontrolling interest	(155)	(44)	(425)	(40)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$61,612	$89,907	$230,249	$220,186

(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 10 and 12 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES	$456,079	$494,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(105,455)	(70,267)
Increase (decrease) in accounts payable and accrued liabilities	4,182	(7,965)
Proceeds from sale of property, plant and equipment	1,488	756
Contributions to equity investments in affiliates	(16,487)	(65,367)
Purchase of cost investment	(100,000)	—
Distributions received from investments in excess of cumulative earnings	10,880	2,167
Payment for acquisition of business	—	(1,011)
Payment for acquisition of customer contracts	—	(23,000)
Net cash used in investing activities	(205,392)	(164,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	100,000	44,600
Payments under securitization facility	(100,000)	(27,700)
Payments on term loan	(50,000)	(106,250)
Borrowings under revolving credit facilities	165,000	140,000
Payments under revolving credit facilities	(420,000)	(215,000)
Borrowings under long-term debt	400,000	—
Payment on long-term debt	(145,000)	—
Proceeds on capital lease transactions	—	33,881
Payments on capital lease obligations	(20,186)	(17,769)
Payment of debt issuance costs	(16,221)	—
Payment for debt extinguishment	(8,148)	—
Contributions to consolidated company from affiliate noncontrolling interest	251	2,557
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(2,988)	(1,336)
Cash contributions by General Partners	905	47
Distributions paid to Partners	(173,284)	(194,870)
Other	(2,405)	(60)
Net cash used in financing activities	(272,076)	(341,900)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,389)	(12,059)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,782	33,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,393	$21,372

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,679	$20,194
Cash paid for income taxes	$10	$7

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$12,414	$4,669
Assets acquired by capital lease	$—	$37,089
Market value of common units issued under Long-Term Incentive and Directors Deferred Compensation Plans before tax withholding requirements	$8,149	$3,642

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

(In thousands)

(Unaudited)

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners’	Partners’	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Capital (Deficit)	Income (Loss)	Interest	Capital
Balance at January 1, 2017	74,375,025	$1,400,202	$(273,788)	$(38,540)	$5,550	1,093,424
Comprehensive income:
Net income	—	208,041	21,362	—	425	229,828
Actuarially determined long-term liability adjustments	—	—	—	846	—	846
Total comprehensive income	—	—	—	—	—	230,674
Issuance of units to Long-Term Incentive Plan participants upon vesting	222,011	(2,988)	—	—	—	(2,988)
Issuance of units to MGP in Exchange Transaction	56,100,000	14,171	(14,171)	—	—	—
Issuance of units to SGP in Exchange Transaction	7,181	(320,838)	320,838	—	—	—
Exchange Transaction fees	—	(1,550)	—	—	—	(1,550)
Common unit-based compensation	—	8,947	—	—	—	8,947
Distributions on common unit-based compensation	—	(2,392)	—	—	—	(2,392)
General Partners contributions	—	—	905	—	—	905
Contributions to consolidated company from affiliate noncontrolling interest	—	—	—	—	251	251
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(855)	(855)
Distributions to Partners	—	(130,527)	(40,365)	—	—	(170,892)
Balance at September 30, 2017	130,704,217	$1,173,066	$14,781	$(37,694)	$5,371	$1,155,524

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Condensed Consolidated Financial Statements

•	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's sole general partner and, prior to the Exchange Transaction discussed below, its managing general partner.
•	References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner prior to the Exchange Transaction discussed below.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
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

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  ARLP was formed in May 1999 to acquire, upon completion of ARLP's initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), consisting of substantially all of ARH's operating subsidiaries, but excluding ARH.  ARH is owned by Joseph W. Craft III, the President and Chief Executive Officer and a Director of MGP, and Kathleen S. Craft.  SGP, a Delaware limited liability company, is owned by ARH.  SGP owns 20,641,168 common units of AHGP’s 59,863,000 outstanding common units, 7,181 common units of ARLP and, prior to the Exchange Transaction discussed below, owned a 0.01% special general partner interest in both ARLP and the Intermediate Partnership.

We are managed by MGP, a Delaware limited liability company and the sole general partner of ARLP.  MGP holds a non-economic general partner interest in ARLP, a 1.0001% managing general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.  AHGP is a Delaware limited partnership that was formed to become the owner and controlling member of MGP.  AHGP completed its initial public offering on May 15, 2006.  AHGP owns directly and indirectly 87,188,338 common units of ARLP’s 130,704,217 outstanding common units.  AHGP indirectly owns 100% of the members' interest of MGP.  ARLP and its consolidated subsidiaries represent virtually all the net assets and operations of AHGP.  See discussions below regarding MGP’s and AHGP’s change of ownership in ARLP effective with the Exchange Transaction on July 28, 2017.

Exchange Transaction

On July 28, 2017, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  MGP is the sole general partner of ARLP following the Exchange Transaction, and no control, management or governance changes otherwise occurred.

The Exchange Transaction constituted an exchange of equity interests between entities under common control and not a transfer of a business.  Therefore, the exchange resulted in a reclassification, as of the date of the Exchange Transaction, of a $306.7 million deficit capital balance from the General Partners' interest line item to the Limited Partners - Common Unitholders line item in our condensed consolidated balance sheets.  The reclassification amounts represented the carrying value of the exchanged interests, which included the SGP’s deficit balance associated with its prior special general partner interests in ARLP and the Intermediate Partnership, partially offset, by MGP’s capital balance associated with its prior managing general partner interest in ARLP.  The SGP deficit balance primarily resulted from contribution and assumption agreements associated with the formation of the ARLP Partnership in 1999.

Simultaneously with the Exchange Transaction discussed above, MGP became a wholly-owned subsidiary of MGP II, LLC ("MGP II") which is owned 100% directly and indirectly by AHGP and was created in connection with the Exchange Transaction.  MGP II holds the 56,100,000 ARLP common units discussed above.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present the consolidated financial position as of September 30, 2017 and December 31, 2016, the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, cash flows for the nine months ended September 30, 2017 and 2016, and changes in partners' capital for the nine months ended September 30, 2017 of ARLP, the Intermediate Partnership (a subsidiary of ARLP and a variable interest entity of which ARLP is the primary beneficiary), Alliance Coal (a subsidiary of the Intermediate Partnership and a variable interest entity of which the Intermediate Partnership is the primary beneficiary) and other directly and indirectly wholly- and majority-owned subsidiaries of the Intermediate Partnership and Alliance Coal.  The Intermediate Partnership, Alliance Coal and their wholly- and majority-owned subsidiaries represent virtually all the net assets of the ARLP Partnership.  MGP's interests in both Alliance Coal and the Intermediate Partnership are reported as part of the general partner interest in the ARLP Partnership.  For the periods presented prior to the Exchange Transaction, MGP's managing general partner interest and IDRs in ARLP and the SGP's special general partner interests in ARLP and the Intermediate Partnership are also reported as part of the general partner interest in the ARLP Partnership.  All intercompany transactions and accounts have been eliminated.  See Note 7 – Variable Interest Entities for more information regarding ARLP's consolidation of the Intermediate Partnership and Alliance Coal.  See Note 9 – Net Income of ARLP Per Limited Partner Unit for more information regarding allocations to the limited and general partner interests.

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

Investments

Our investments and ownership interests in which we do not have a controlling financial interest are accounted for either under the cost method of accounting if we do not have the ability to exercise significant influence over the entity, or under the equity method of accounting if we have the ability to exercise significant influence over the entity.

Historical cost is used to account for investments accounted for under the cost method and distributions received on those investments are recorded as income unless those distributions are considered a return on investment in which case the historical cost is reduced.  Our cost method investment includes Kodiak Gas Services, LLC ("Kodiak").  See Note 8 – Investments for further discussion of this cost method investment.

Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of our investment and the underlying equity in the net assets of the joint venture at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference.  In the event our ownership entitles us to a disproportionate sharing of income or loss, our equity in income or losses of affiliates is allocated based on the hypothetical liquidation at book value ("HLBV") method of accounting.

Under the HLBV method, equity in income or losses of affiliates is allocated based on the difference between our claim on the net assets of the equity method investee at the end and beginning of the period, with consideration of certain eliminating entries regarding differences of accounting for various related-party transactions, after taking into account contributions and distributions, if any. Our share of the net assets of the equity method investee is calculated as the amount we would receive if the equity method investee were to liquidate all of its assets at net book value and distribute the resulting cash to creditors, other investors and us according to the respective priorities.  None of our current equity investments use the HLBV method. Our last use of this method was in 2015 which will be discussed in our upcoming Form 10-K.

Our equity method investments include AllDale Minerals, LP ("AllDale I"), and AllDale Minerals II, LP ("AllDale II") (collectively "AllDale Minerals"), both held by our subsidiary Cavalier Minerals JV, LLC ("Cavalier Minerals").  We also have an equity method investment in AllDale Minerals III, LP ("AllDale III") which is not held through Cavalier Minerals but rather held directly by us.  See Note 8 – Investments for further discussion of these equity method investments.

We review our investments and ownership interests accounted for under both the equity method of accounting and the cost method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other-than-temporary.

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

New Accounting Standards Issued and Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation–Retirement Benefits (Topic 715) ("ASU 2017-07").  ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost.  It also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.  The new guidance will be applied retroactively to all periods presented.  ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  We do not anticipate ASU 2017-07 will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard's  "capital" or "operating" classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  We have developed an assessment team and are currently evaluating the effect of adopting ASU 2016-02.

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

We developed an assessment team to determine the effect of adopting ASU 2014-09.  As part of our assessment process, we applied the five-step analysis outlined in the new standard to certain contracts representative of the majority of our coal sales contracts and determined that our pattern of recognition appears consistent between both the new and existing standards. We also reviewed the expanded disclosure requirements under the new standard and determined the additional information to be disclosed.  In addition, we reviewed our business processes, systems and internal controls over financial reporting to support the new recognition and disclosure requirements under the new standard.  Based on the results of our assessment team, we have started our implementation of the new standard.  We continue to report our implementation progress for the new standard to our management and audit committee of our general partner.

We continue to monitor closely, (a) activities of the FASB and various non-authoritative groups with respect to implementation issues that may impact our determinations, (b) existing contracts for consistency with current implementation determinations derived from our assessment process and (c) our revenue recognition policy, where applicable, for required modifications.

We do not expect that the adoption of the new standard will have a material impact on our financial statements, but will require expanded disclosures including presenting, by type and by segment, revenues for all periods presented and expected revenues by year for performance obligations that are unsatisfied or partially unsatisfied as of the date of presentation.  The new standard allows for two methods of adoption: a full retrospective adoption method and a modified retrospective method.  We have elected to use the modified retrospective method of adoption, which allows a cumulative effect adjustment to equity as of the date of adoption.  As we do not anticipate a change in the recognition pattern of our revenues, we do not expect to have a cumulative effect adjustment when we adopt the new standard.

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

4.INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)

Coal	$51,657	$29,242
Supplies (net of reserve for obsolescence of $5,015 and $4,940, respectively)	36,010	31,809
Total inventories, net	$87,667	$61,051

5.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	$—	$—	$9,700	$—	$—	$9,700

Additional disclosures:
Long-term debt	—	536,296	—	—	559,509	—
Total	$—	$536,296	$9,700	$—	$559,509	$9,700

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

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
	(in thousands)
Revolving Credit facility	$—	$255,000	$(7,615)	$(453)
Senior notes	400,000	—	(6,936)	—
Series B senior notes	—	145,000	—	(101)
Term loan	—	50,000	—	(126)
Securitization facility	100,000	100,000	—	—
	500,000	550,000	(14,551)	(680)
Less current maturities	(100,000)	(150,000)	—	126
Total long-term debt	$400,000	$400,000	$(14,551)	$(554)

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

The Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $494.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "Term Loan").  The outstanding revolver balance and term loan balance under the Replaced Credit Agreement were considered advanced under the Credit Facility on January 27, 2017.  On April 3, 2017, we entered into an amendment to the Credit Agreement (the "Amendment") to (a) extend the termination date of the Revolving Credit Facility as to $461.25 million of commitments to May 23, 2021, (b) eliminate the Cavalier Condition and the Senior Notes Condition (both as defined in the Credit Agreement) and (c) effectuate certain other changes.  In connection with the Amendment, we increased the commitments under the Revolving Credit Facility from $479.75 million to $494.75 million, effective May 23, 2017 (of which $33.5 million expire on May 23, 2019).  We incurred debt issuance costs in 2017 of $8.9 million in connection with the Credit Agreement.  These debt issuance costs are deferred and are being amortized as a component of interest expense over the term of the Credit Facility.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership’s assets.  The Term Loan principal balance of $50.0 million was paid in full in May 2017.

Borrowings under the Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  We elected a Eurodollar Rate, which, with applicable margin, was 3.59% as of September 30, 2017.  At September 30, 2017, we had $8.1 million of letters of credit outstanding with $486.7 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the

Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership’s ability to incur certain unsecured debt. See Note 7 – Variable Interest Entities for further discussion of restrictions on the cash available for distribution.  The Amendment raised the debt to cash flow ratio from 2.25 to 1.0 to 2.50 to 1.0 and also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The Credit Agreement requires the Intermediate Partnership maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.84 to 1.0 and 19.2 to 1.0, respectively, for the trailing twelve months ended September 30, 2017.  We were compliant with the covenants of the Credit Agreement as of September 30, 2017.

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

On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.    The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on November 1, 2017.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the Senior Notes.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem the Senior Notes at a redemption price equal to the principal amount of the Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the Senior Notes and cash on hand were used to repay the Revolving Credit Facility, Term Loan and Series B Senior Notes (including a make-whole payment of $8.1 million).  We incurred discount and debt issuance costs of $7.3 million in connection with issuance of the Senior Notes.  These costs are deferred and are currently being amortized as a component of interest expense over the Term.

On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly-owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in December 2016 and matures in December 2017. At September 30, 2017, we had $100.0 million outstanding under the Securitization Facility.

On October 6, 2015, Cavalier Minerals (see Note 7 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the

"Cavalier Credit Facility").  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II," the parent of ARH), (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of September 30, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals, LLC ("Alliance Minerals") has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

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

Contributions made from Alliance Minerals and Bluegrass Minerals to Cavalier Minerals for each period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Alliance Minerals
Beginning cumulative commitment fulfilled	$143,112	$95,597	$137,077	$63,498
Capital contributions - Cash	—	30,184	6,035	61,360
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	385	—	1,308
Ending cumulative commitment fulfilled	143,112	126,166	143,112	126,166
Remaining commitment	888	17,834	888	17,834
Total committed	$144,000	$144,000	$144,000	$144,000

Bluegrass Minerals
Beginning cumulative commitment fulfilled	$5,963	$3,983	$5,712	$2,646
Capital contributions - Cash	—	1,258	251	2,557
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	16	—	54
Ending cumulative commitment fulfilled	5,963	5,257	5,963	5,257
Remaining commitment	37	743	37	743
Total committed	$6,000	$6,000	$6,000	$6,000

(1)	Represents distributions received from AllDale Minerals net of distributions reinvested and payments to Bluegrass Minerals for administration expense.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Alliance Minerals	$12,430	$1,444	$20,514	$1,444
Bluegrass Minerals	518	60	855	60

Alliance Minerals' ownership interest in Cavalier Minerals at September 30, 2017 was 96%.  The remainder of the equity ownership is held by Bluegrass Minerals.  We have consolidated Cavalier Minerals' financial results as we concluded that Cavalier Minerals is a variable interest entity ("VIE") and we are the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually has both the power and the benefits related to Cavalier Minerals and we are most closely aligned with Cavalier Minerals through our substantial equity ownership.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), a wholly-owned subsidiary of SGP, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by the President and Chief Executive Officer of MGP entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the nine months ended September 30, 2017, we paid $10.8 million of advanced royalties to WKY CoalPlay.  As of September 30, 2017, we had $30.0 million of advanced royalties outstanding under the leases, which is reflected in the Advance royalties, net line items in our condensed consolidated balance sheets.

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

We determined that neither the MGP nor the Intermediate Partnership have both the power and the benefits related to Alliance Coal.  We then considered which of the two was most closely aligned with Alliance Coal and thus would be designated the primary beneficiary of Alliance Coal for consolidation purposes.  We determined that the Intermediate Partnership was most closely aligned with Alliance Coal and is the primary beneficiary.  We based our determination of alignment on 1) the purpose and design of Alliance Coal which is to (a) be the operating subsidiary of the Intermediate Partnership and (b) distribute all of its available cash to the Intermediate Partnership such that the Intermediate Partnership can pay its partners and debt obligations, 2) AHGP's common control over both the Intermediate Partnership and MGP, as discussed in Note 1 – Organization and Presentation, to achieve the aforementioned purpose and design and 3) the Intermediate Partnership's debt funding for Alliance Coal for capital expenditures, operations and other purposes as needed and related risks and collateral requirements in the debt arrangements.

ARLP holds a 98.9899% limited partnership interest and a 0.01% general partner interest in the Intermediate Partnership and MGP holds the 1.0001% managing general partner interest in the Intermediate Partnership.  To determine whether the Intermediate Partnership is a VIE, we considered that since the Intermediate Partnership is structured as a limited partnership with the limited partner 1) not having the ability to remove its managing general partner and 2) not participating significantly in the operational decisions, the Intermediate Partnership represents a VIE.

We determined that neither the MGP nor ARLP have both the power and the benefits related to Intermediate Partnership.  We then considered which of the two was most closely aligned with the Intermediate Partnership and thus would be designated the primary beneficiary of the Intermediate Partnership for consolidation purposes.  We determined that ARLP was most closely aligned with the Intermediate Partnership and is the primary beneficiary.  We based our determination of alignment on 1) the purpose and design of the Intermediate Partnership which is to (a) be the operating subsidiary to ARLP and (b) distribute all of its available cash to ARLP to pay its partners and 2) AHGP's common control over ARLP, MGP and the Intermediate Partnership, as discussed in Note 1 – Organization and Presentation, to achieve the aforementioned purpose and design.

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

8.INVESTMENTS

AllDale Minerals

In November 2014, Cavalier Minerals (see Note 7 – Variable Interest Entities) was created to indirectly purchase, through its equity investments in AllDale Minerals, oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  In February 2017, Alliance Minerals, which is included in our Other and Corporate category (see Note 13 – Segment Information), committed to directly (rather than through Cavalier Minerals) invest $30.0 million in AllDale III which was created for similar investment purposes.  We account for our ownership interest in the income or loss of AllDale Minerals and AllDale III (collectively, the "AllDale Partnerships") as equity method investments.  We record equity income or loss based on the AllDale Partnerships' individual distribution structures.  The changes in our aggregate equity method investment in the AllDale Partnerships for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$149,592	$96,670	$138,817	$64,509
Contributions	3,900	32,181	16,487	65,367
Equity in income of affiliates	3,798	1,105	10,414	1,041
Distributions received	(12,941)	(1,905)	(21,369)	(2,866)
Ending balance	$144,349	$128,051	$144,349	$128,051

Kodiak

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held gas compression company providing large-scale, high-utilization compression assets to customers operating primarily in the Permian Basin.  This structured investment provides us with a quarterly cash or payment-in-kind return.  Our ownership interests in Kodiak are senior to all other Kodiak equity interests and subordinate only to Kodiak's senior secured debt facility.  We account for our ownership interests in Kodiak as a cost method investment.  It is not practicable to estimate the fair value of our investment in Kodiak because of the lack of a quoted market price for our ownership interests.  The changes in our investment in Kodiak for the three months ended September 30, 2017 were as follows:

Three Months Ended
September 30,
2017
(in thousands)
Beginning balance	$—
Contributions	100,000
Payment‑in‑kind distributions received	2,800
Ending balance	$102,800

9.NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per unit ("EPU").  Net income of ARLP is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our general partner, MGP.  On July 28, 2017, MGP contributed to ARLP all of its IDRs and its general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units.  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  Following the transactions, ARLP has 130,704,217 common units outstanding.  Under the IDR provisions of our partnership agreement prior to the Exchange Transaction, MGP was entitled to receive 15% of the amount we distributed in excess of $0.1375 per unit, 25% of the amount we distributed in excess of $0.15625 per unit, and 50% of the amount we distributed in excess of $0.1875 per unit.  Beginning with distributions declared for the three months ended June 30, 2017, we no longer make distributions with respect to the IDRs.

Outstanding awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Deferred Compensation Plan") include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities.  As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.  The following is a reconciliation of net income of ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per unit data)
Net income of ARLP	$61,271	$89,780	$229,403	$219,803
Adjustments:
MGP's priority distributions (1)	—	(19,159)	(19,216)	(57,477)
General partners' equity ownership (1)	(612)	(1,412)	(2,946)	(3,246)
General partners' special allocation of certain general and administrative expenses (2)	—	—	800	—

Limited partners' interest in net income of ARLP	60,659	69,209	208,041	159,080

Less:
Distributions to participating securities	(1,125)	(887)	(3,194)	(2,640)
Undistributed earnings attributable to participating securities	—	(974)	(1,001)	(1,524)

Net income of ARLP available to limited partners	$59,534	$67,348	$203,846	$154,916

Weighted-average limited partner units outstanding – basic and diluted	114,238	74,375	87,925	74,347

Basic and diluted net income of ARLP per limited partner unit (3)	$0.52	$0.91	$2.32	$2.08

(1)

Amounts for the three and nine months ended September 30, 2017 reflect the impact of the Exchange Transaction eliminating second and third quarter distributions that would have been paid for the IDRs and the 0.99% general partner interest in ARLP, both of which were held by MGP prior to the Exchange Transaction.  MGP maintained its 1.0001% general partner interest in the Intermediate Partnership and thus continues to receive the Intermediate Partnership quarterly distribution notwithstanding the Exchange Transaction.  Because the Exchange Transaction occurred prior to the record date for ARLP’s second and third quarter distributions, all of the second and third quarter earnings less the Intermediate Partnership’s general partner interest were allocated to ARLP's limited partners. The Exchange Transaction also shifted SGP’s nominal general partnership interest for its second and third quarter earnings and subsequent distributions to the limited partner interest.

(2)

During the nine months ended September 30, 2017, an affiliated entity controlled by Mr. Craft made a capital contribution of $0.8 million to AHGP for the purpose of funding certain general and administrative expenses.  Upon AHGP's receipt of the contribution, it contributed the same to its subsidiary MGP, our general partner, which in turn contributed the same amount to our subsidiary, Alliance Coal.  As provided under our partnership agreement, we made a special allocation to MGP of certain general and administrative expenses equal to its contribution.  Net income of ARLP allocated to the limited partners was not burdened by this expense.

(3)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  The combined total of LTIP, SERP and Deferred Compensation Plan units of 1,401 and 1,417 for the three and nine months ended September 30, 2017, respectively, and 1,227 and 735 for the three and nine months ended September 30, 2016, respectively, were considered anti-dilutive under the treasury stock method.

On a pro forma basis, as if the Exchange Transaction had taken place on January 1, 2016, the reconciliation of net income of ARLP to basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per unit data)
Net income of ARLP	$61,271	$89,780	$229,403	$219,803
Adjustments:
General partners' equity ownership	(612)	(899)	(2,294)	(2,200)
General partners' special allocation of certain general and administrative expenses (1)	—	—	800	—

Limited partners' interest in net income of ARLP	60,659	88,881	227,909	217,603

Less:
Distributions to participating securities	(1,125)	(887)	(3,194)	(2,640)
Undistributed earnings attributable to participating securities	—	(485)	(601)	(653)

Net income of ARLP available to limited partners (2)	$59,534	$87,509	$224,114	$214,310

Weighted-average limited partner units outstanding – basic and diluted (2)	130,704	130,482	130,673	130,454

Pro forma basic and diluted net income of ARLP per limited partner unit (3)	$0.46	$0.67	$1.72	$1.64

(1)

During the nine months ended September 30, 2017, an affiliated entity controlled by Mr. Craft made a capital contribution of $0.8 million to AHGP for the purpose of funding certain general and administrative expenses.  Upon AHGP's receipt of the contribution, it contributed the same to its subsidiary MGP, our general partner, which in turn contributed the same amount to our subsidiary, Alliance Coal.  As provided under our partnership agreement, we made a special allocation to MGP of certain general and administrative expenses equal to its contribution.  Net income of ARLP allocated to the limited partners was not burdened by this expense.

(2)

The pro forma amounts presented above reflect net income allocations as if distributions had been made for all periods presented based on the limited and general partner interests outstanding as a result of the Exchange Transaction.  Accordingly, the Adjustment - General partners’ equity ownership line item above no longer includes the (a) IDR distributions to MGP, (b) general partner interest distributions from ARLP to MGP and SGP and (c) general partner distributions from the Intermediate Partnership to SGP.  Pro forma amounts above also reflect weighted average units outstanding as if the issuance of 56,107,181 ARLP common units in the Exchange Transaction applied to all periods presented.

(3)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  The combined total of LTIP, SERP and Deferred Compensation Plan units of 1,401 and 1,417 for the three and nine months ended September 30, 2017, respectively, and 1,227 and 735 for the three and nine months ended September 30, 2016, respectively, were considered anti-dilutive under the treasury stock method.

10.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$59,981	$56,403	$48,131	$54,558
Accruals increase	1,999	2,480	16,673	7,904
Payments	(2,357)	(2,238)	(7,799)	(8,226)
Interest accretion	421	492	1,261	1,476
Valuation loss (1)	—	—	1,778	1,425
Ending balance	$60,044	$57,137	$60,044	$57,137

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

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Service cost	$580	$644	$1,682	$1,936
Interest cost	649	627	1,906	1,880
Amortization of net actuarial gain (1)	(479)	(660)	(1,613)	(1,982)
Net periodic benefit cost	$750	$611	$1,975	$1,834

(1)	Amortization of net actuarial gain is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

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

A summary of non-vested LTIP grants as of and for the nine months ended September 30, 2017 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2017	1,604,748	$23.19	$36,027
Granted	475,310	23.17
Vested (1)	(350,516)	40.73
Forfeited	(35,516)	20.01
Non-vested grants at September 30, 2017	1,694,026	19.62	32,779

(1)

During the nine months ended September 30, 2017, we issued 222,011 unrestricted common units to the LTIP participants.  The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.

LTIP expense was $2.8 million and $3.1 million for the three months ended September 30, 2017 and 2016, respectively, and $8.2 million and $9.0 million for the nine months ended September 30, 2017 and 2016, respectively.  The total obligation associated with the LTIP as of September 30, 2017 was $18.9 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets. As of September 30, 2017, there was $14.3 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.4 years.

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

 A summary of SERP and Deferred Compensation Plan activity as of and for the nine months ended September 30, 2017 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2017	494,018	$29.77	$11,091
Granted	40,359	21.22
Phantom units outstanding as of September 30, 2017	534,377	29.13	10,340

Total SERP and Deferred Compensation Plan expense was $0.3 million for each of the three months ended September 30, 2017 and 2016, and $1.0 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, the total obligation associated with the SERP and Deferred Compensation Plan was $15.6 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

12.COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the "Pension Plan") that we sponsor.  The Pension Plan is currently closed to new applicants and effective January 31, 2017, participants in the Pension Plan are no longer receiving benefit accruals for service.  The amendment did not affect pension benefits accrued prior to January 31, 2017.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Service cost	$—	$524	$—	$1,720
Interest cost	1,138	1,118	3,408	3,381
Expected return on plan assets	(1,240)	(1,363)	(3,743)	(3,937)
Amortization of prior service cost (1)	46	—	140	—
Amortization of net loss (1)	774	787	2,319	2,365
Net periodic benefit cost	$718	$1,066	$2,124	$3,529

(1)

Amortization of prior service cost and net actuarial loss is included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

During the nine months ended September 30, 2017, we made contribution payments of $1.1 million to the Pension Plan for the 2016 plan year and $1.2 million for the 2017 plan year.  On October 16, 2017, we made a contribution payment of $0.6 million for the 2017 plan year.

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex, (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines, (c) Warrior Coal, LLC's mining complex, (d) River View Coal, LLC's mining complex and (e) Hamilton County Coal, LLC's mining complex.  The Gibson North mine has been idled since the fourth quarter of 2015 in response to market conditions.

The Illinois Basin reportable segment also includes White County Coal, LLC's Pattiki mining complex ("Pattiki"), Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree Mining, LLC's mining complex, which includes the Onton mine, Steamport, LLC and certain reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal").  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  Our Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.  UC Coal equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

The Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge, LLC mining complex and the MC Mining, LLC mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

Other and Corporate includes marketing and administrative activities, ASI and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities, Alliance Coal's coal brokerage activity, Mid-America Carbonates, LLC ("MAC"), certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's throughput receivables and prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), Alliance Minerals, and its affiliate, Cavalier Minerals (Note 7 – Variable Interest Entities), both of which hold equity investments in various AllDale Partnerships (Note 8 –Investments), AROP Funding and our new subsidiary formed March 30, 2017, Alliance Finance (both discussed in Note 6 - Long-Term Debt).  On July 19, 2017, Alliance Minerals purchased $100 million of Series A‑1 Preferred Interests from Kodiak (Note 8 – Investments).

Reportable segment results as of and for the three and nine months ended September 30, 2017 and 2016 are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended September 30, 2017

Revenues - Outside	$266,931	$152,865	$33,393	$—	$453,189
Revenues - Intercompany	18,446	1,390	3,977	(23,813)	—
Total revenues (2)	285,377	154,255	37,370	(23,813)	453,189

Segment Adjusted EBITDA Expense (3)	192,465	97,316	26,421	(21,591)	294,611
Segment Adjusted EBITDA (4)	86,377	55,465	17,547	(2,222)	157,167
Capital expenditures	26,328	11,126	484	—	37,938

Three Months Ended September 30, 2016

Revenues - Outside	$360,221	$154,852	$37,001	$—	$552,074
Revenues - Intercompany	18,267	—	4,826	(23,093)	—
Total revenues (2)	378,488	154,852	41,827	(23,093)	552,074

Segment Adjusted EBITDA Expense (3)	227,526	94,201	26,664	(20,279)	328,112
Segment Adjusted EBITDA (4)	145,424	58,497	16,268	(2,814)	217,375
Capital expenditures	10,893	10,306	466	—	21,665

Nine Months Ended September 30, 2017

Revenues - Outside	$763,765	$458,815	$90,409	$—	$1,312,989
Revenues - Intercompany	46,740	1,390	11,985	(60,115)	—
Total revenues (2)	810,505	460,205	102,394	(60,115)	1,312,989

Segment Adjusted EBITDA Expense (3)	504,201	276,252	67,382	(53,451)	794,384
Segment Adjusted EBITDA (4)	285,928	179,396	48,226	(6,664)	506,886
Total assets	1,406,831	468,580	454,314	(123,073)	2,206,652
Capital expenditures	66,444	37,167	1,844	—	105,455

Nine Months Ended September 30, 2016

Revenues - Outside	$921,796	$407,406	$74,851	$—	$1,404,053
Revenues - Intercompany	40,448	3,806	13,723	(57,977)	—
Total revenues (2)	962,244	411,212	88,574	(57,977)	1,404,053

Segment Adjusted EBITDA Expense (3)	567,214	261,933	63,575	(49,336)	843,386
Segment Adjusted EBITDA (4)	381,042	143,699	25,876	(8,641)	541,976
Total assets	1,541,513	480,920	370,280	(148,438)	2,244,275
Capital expenditures	41,264	27,317	1,686	—	70,267

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

(3)

Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues.  We review Segment Adjusted EBITDA Expense per ton for cost trends.  Results presented for Segment Adjusted EBITDA Expense for the three and nine months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Segment Adjusted EBITDA Expense	$294,611	$328,112	$794,384	$843,386
Outside coal purchases	—	(1,514)	—	(1,514)
Other income	774	293	2,461	545
Operating expenses (excluding depreciation, depletion and amortization)	$295,385	$326,891	$796,845	$842,417

(4)

Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and debt extinguishment loss.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.  Results presented for Segment Adjusted EBITDA for the three and nine months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Segment Adjusted EBITDA	$157,167	$217,375	$506,886	$541,976
General and administrative	(15,005)	(18,114)	(45,982)	(53,015)
Depreciation, depletion and amortization	(69,962)	(101,432)	(194,109)	(245,736)
Interest expense, net	(10,769)	(7,998)	(28,822)	(23,378)
Debt extinguishment loss	—	—	(8,148)	—
Income tax (expense) benefit	(5)	(7)	3	(4)
Net income	$61,426	$89,824	$229,828	$219,843

.

14.SUBSEQUENT EVENTS

On October 27, 2017, we declared a quarterly distribution for the quarter ended September 30, 2017, of $0.505 per unit, on all common units outstanding, totaling approximately $66.7 million, including distributions of $0.7 million to MGP with respect to its general partner interest in the Intermediate Partnership, payable on November 14, 2017 to all unitholders of record as of November 7, 2017.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management's discussion and analysis of financial condition and results of operations include the following:

•	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's sole general partner.
•	References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner prior to the Exchange Transaction discussed below.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
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

•

Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex ("Dotiki"); (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North (currently idled) and Gibson South mines; (c) Warrior Coal, LLC's mining complex ("Warrior"); (d) River View Coal, LLC's mining complex ("River View") and (e) Hamilton County Coal, LLC's mining complex ("Hamilton").  The Gibson North mine has been idled since the fourth quarter of 2015 in response to market conditions.

The Illinois Basin reportable segment also includes White County Coal, LLC's Pattiki mining complex ("Pattiki"); Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine ("Elk Creek"), the Pleasant View surface mineable reserves and the Fies underground project; Sebree Mining, LLC's mining complex, which includes the Onton mine, Steamport, LLC and certain reserves; CR Services, LLC; CR Machine Shop, LLC; certain properties and equipment of Alliance Resource Properties; ARP Sebree, LLC; ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal").  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  Our Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.    UC Coal equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

•

Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex ("Mettiki"); the Tunnel Ridge, LLC mining complex ("Tunnel Ridge"); and the MC Mining, LLC mining complex ("MC Mining").  Mettiki includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

•

Other and Corporate includes marketing and administrative activities; Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC ("Matrix Design") and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD; Alliance Design Group, LLC; ASI's ownership of aircraft; the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities; Alliance Coal's coal brokerage activity; Mid-America Carbonates, LLC's manufacturing and sales (primarily to our mines) of rock dust; certain of Alliance Resource Properties' land and mineral interest activities; Pontiki Coal, LLC's throughput receivables and legacy workers' compensation and pneumoconiosis liabilities; Wildcat Insurance, LLC; Alliance Minerals, LLC ("Alliance Minerals"), which holds direct equity investments in AllDale Minerals III, LP ("AllDale III"), and its affiliate, Cavalier Minerals JV, LLC ("Cavalier Minerals"), which holds equity investments in AllDale Minerals, LP and AllDale Minerals II, LP (collectively with AllDale III, the "AllDale Partnerships"), AROP Funding, LLC ("AROP Funding") and our new subsidiary formed March 30, 2017, Alliance Resource Finance Corporation ("Alliance Finance"). On July 19, 2017, Alliance Minerals purchased $100 million of Series A Preferred Interests from Kodiak Gas Services, LLC ("Kodiak").  Please read "Item 1. Financial Statements (Unaudited) – Note 6. Long-term Debt," "– Note 7. Variable Interest Entities," and "– Note 8. Investments"  of this Quarterly Report on Form 10-Q for more information on AROP Funding, Alliance Finance, Alliance Minerals, Cavalier Minerals, the AllDale Partnerships and Kodiak.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

We reported net income attributable to ARLP of $61.3 million for the three months ended September 30, 2017 ("2017 Quarter") compared to $89.8 million for the three months ended September 30, 2016 ("2016 Quarter"). The decrease of $28.5 million was principally due to lower revenues resulting from reduced coal sales volumes and prices.  Lower revenues were offset in part by reduced operating expenses and depreciation, depletion and amortization, and increased income from our investments in oil and gas mineral interests and compression services.  Operating expenses decreased compared to the 2016 Quarter primarily as a result of decreased coal sales volumes in the 2017 Quarter and the continuing benefits of our initiatives to shift production to lower-cost operations, partially offset by the impact of adverse geological conditions encountered at our Hamilton mine in the 2017 Quarter.  Results presented for the 2016 Quarter have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

On July 28, 2017, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  Please read "Item 1. Financial Statements (Unaudited) – Note 1. Organization and Presentation" of this Quarterly Report on Form 10-Q for more information on the Exchange Transaction.

In the 2017 Quarter, as a result of the Exchange Transaction, net income was not allocated to the IDRs and the related general partner interests exchanged; however, additional net income, in a corresponding amount, was allocated to limited partner interests.  We reported earnings per basic and diluted limited partner unit of $0.52 in the 2017 Quarter compared to $0.91 in the 2016 Quarter.  On a pro forma basis, as if the Exchange Transaction had taken place on January 1, 2016, basic and diluted net income of ARLP per limited partner unit in the 2017 Quarter would have been $0.46 compared to $0.67 ("Pro Forma EPU") in the 2016 Quarter, reflecting the decline in net income attributable to ARLP as discussed above.  Please read "Item 1. Financial Statements (Unaudited) – Note 9. Net Income of ARLP Per Limited Partner Unit" of this Quarterly Report on Form 10-Q for more information on the impact of the Exchange Transaction on earnings per basic and diluted limited partner unit, including a table providing a reconciliation of Pro Forma EPU amounts to net income of ARLP.

	Three Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(per ton sold)
Tons sold	9,645	10,757	N/A	N/A
Tons produced	8,521	8,512	N/A	N/A
Coal sales	$435,162	$533,817	$45.12	$49.63
Operating expenses and outside coal purchases	$295,385	$328,405	$30.63	$30.53

Coal sales.  Coal sales decreased $98.6 million or 18.5% to $435.2 million for the 2017 Quarter from $533.8 million for the 2016 Quarter.  The decrease was attributable to a volume variance of $55.2 million resulting from reduced tons sold and a price variance of $43.4 million due to lower average coal sales prices.  Reduced tons sold reflect significantly higher sales from coal inventory in the 2016 Quarter due to sizable contract deferrals by our customers in the first half of 2016 and the absence of sales at our Pattiki mine (which was closed in the fourth quarter of 2016) during the 2017 Quarter.  Average coal sales prices decreased $4.51 per ton sold in the 2017 Quarter to $45.12 compared to $49.63 per ton sold in the 2016 Quarter, primarily as a result of the expiration of higher-priced legacy contracts, offset in part by higher price realizations at our Mettiki mine from its participation in the metallurgical coal markets and improved prices at our MC Mining mine in the 2017 Quarter. Total production in the 2017 Quarter was comparable to the 2016 Quarter.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased 10.1% to $295.4 million for the 2017 Quarter from $328.4 million for the 2016 Quarter primarily as a result of decreased coal sales volumes in the 2017 Quarter.  On a per ton basis, operating expenses and outside coal purchases increased slightly to $30.63 per ton sold from $30.53 per ton sold in the 2016 Quarter, due primarily to the previously discussed adverse geological conditions encountered at our Hamilton mine in the 2017 Quarter, partially offset by our initiatives to shift production to lower-cost operations.  The most significant operating expense variances by category are discussed below:

•

Material and supplies expenses per ton produced increased 7.3% to $10.64 per ton in the 2017 Quarter from $9.92 per ton in the 2016 Quarter.  The increase of $0.72 per ton produced resulted primarily from increases of $0.36 per ton for contract labor used in the mining process, $0.29 per ton for roof support and $0.13 per ton for certain ventilation expenses, partially offset by a decrease of $0.09 per ton in longwall subsidence expense; and

•

Maintenance expenses per ton produced increased 13.9% to $3.61 per ton in the 2017 Quarter from $3.17 per ton in the 2016 Quarter.  The increase of $0.44 per ton produced was primarily due to increased maintenance expenses at several mines in both reportable segments.

Operating expenses and outside coal purchases per ton increases discussed above were partially offset by the following decreases:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 6.7% to $10.08 per ton in the 2017 Quarter from $10.80 per ton in the 2016 Quarter.  This decrease of $0.72 per ton was primarily attributable to lower health care benefit expenses; and

•

Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $0.15 per produced ton sold in the 2017 Quarter compared to the 2016 Quarter primarily as a result of lower excise taxes per ton resulting from a favorable state production mix, increased export sales and lower average coal sales prices as discussed above.

General and administrative.  General and administrative expenses for the 2017 Quarter decreased to $15.0 million compared to $18.1 million in the 2016 Quarter.  The decrease of $3.1 million was primarily due to lower incentive compensation expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $70.0 million in the 2017 Quarter from $101.4 million in the 2016 Quarter.  The decrease of $31.4 million resulted primarily from the closure of the Pattiki mine in the fourth quarter of 2016 and reduced sales volumes at other Illinois Basin mines.

Interest expense. Interest expense, net of capitalized interest, increased to $10.8 million in the 2017 Quarter from $8.0 million in the 2016 Quarter primarily due to interest incurred under our Senior Notes issued in April 2017 offset in part by reduced borrowings under our revolving credit facility and the payment of our Term Loan and Series B Senior

Notes.  Interest payable under our $400 million senior unsecured notes due 2025 (the "Senior Notes"), revolving credit facility, Term Loan and Series B Senior Notes is discussed below under "–Debt Obligations."

Equity in income of affiliates.  Equity in income of affiliates increased $2.7 million in the 2017 Quarter compared to the 2016 Quarter due to increased income from our investments in the AllDale Partnerships.

Cost investment income.   Distributions of additional preferred interests received from our new Kodiak investment contributed $2.8 million of cost investment income to the 2017 Quarter.  Please read "Item 1. Financial Statements (Unaudited) – Note 8. Investments" of this Quarterly Report on Form 10-Q for more information on Kodiak.

Segment Adjusted EBITDA.  Our 2017 Quarter Segment Adjusted EBITDA decreased $60.2 million, or 27.7%, to $157.2 million from the 2016 Quarter Segment Adjusted EBITDA of $217.4 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Three Months Ended
	September 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$86,377	$145,424	$(59,047)	(40.6)%
Appalachia	55,465	58,497	(3,032)	(5.2)%
Other and Corporate	17,547	16,268	1,279	7.9%
Elimination	(2,222)	(2,814)	592	21.0%
Total Segment Adjusted EBITDA (1)	$157,167	$217,375	$(60,208)	(27.7)%

Tons sold
Illinois Basin	6,872	7,853	(981)	(12.5)%
Appalachia	2,773	2,855	(82)	(2.9)%
Other and Corporate	527	593	(66)	(11.1)%
Elimination	(527)	(544)	17	3.1%
Total tons sold	9,645	10,757	(1,112)	(10.3)%

Coal sales
Illinois Basin	$278,739	$372,879	$(94,140)	(25.2)%
Appalachia	151,882	151,952	(70)	(0.0)%
Other and Corporate	24,378	27,252	(2,874)	(10.5)%
Elimination	(19,837)	(18,266)	(1,571)	(8.6)%
Total coal sales	$435,162	$533,817	$(98,655)	(18.5)%

Other sales and operating revenues
Illinois Basin	$104	$71	$33	46.5%
Appalachia	899	745	154	20.7%
Other and Corporate	12,990	14,575	(1,585)	(10.9)%
Elimination	(3,975)	(4,826)	851	17.6%
Total other sales and operating revenues	$10,018	$10,565	$(547)	(5.2)%

Segment Adjusted EBITDA Expense
Illinois Basin	$192,465	$227,526	$(35,061)	(15.4)%
Appalachia	97,316	94,201	3,115	3.3%
Other and Corporate	26,421	26,664	(243)	(0.9)%
Elimination	(21,591)	(20,279)	(1,312)	(6.5)%
Total Segment Adjusted EBITDA Expense (1)	$294,611	$328,112	$(33,501)	(10.2)%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP

"Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."  Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for the three months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA decreased 40.6% to $86.4 million in the 2017 Quarter from $145.4 million in the 2016 Quarter.  The decrease of $59.0 million was primarily attributable to lower coal sales, which decreased 25.2% to $278.7 million in the 2017 Quarter from $372.9 million in the 2016 Quarter.  The decrease of $94.2 million in coal sales primarily reflects lower average coal sales prices of $40.56 in the 2017 Quarter compared to $47.48 in the 2016 Quarter, resulting from the expiration and/or renegotiation of certain higher-priced legacy contracts and reduced sales volumes in the 2017 Quarter.  Tons sold decreased 12.5% compared to the 2016 Quarter, primarily due to the closure of our Pattiki mine in the fourth quarter of 2016 and reduced sales volumes from our Dotiki and River View mines, partially offset by increased volumes at our Hamilton mine.  Although total production for the 2017 Quarter was comparable to the 2016 Quarter, the 2016 Quarter included significantly higher sales from coal inventory resulting in the unfavorable comparison of sales volumes between the two quarters.  Segment Adjusted EBITDA Expense decreased 15.4% to $192.5 million in the 2017 Quarter from $227.5 million in the 2016 Quarter due to reduced sales volumes.  Segment Adjusted EBITDA Expense per ton decreased $0.96 per ton sold to $28.01 from $28.97 per ton sold in the 2016 Quarter, primarily due to lower selling expenses and health care benefit expenses as well as our initiatives to shift production to lower-cost operations, partially offset by reduced recoveries across the region and adverse geological conditions encountered at our Hamilton mine in the 2017 Quarter.

Appalachia – Segment Adjusted EBITDA decreased 5.2% to $55.5 million for the 2017 Quarter from $58.5 million in the 2016 Quarter.  The decrease of $3.0 million was primarily attributable to reduced sales volumes and increased operating expenses, offset in part by increased coal sales prices.  Coal sales in the 2017 Quarter were comparable to the 2016 Quarter as a decrease of 2.9% in tons sold, primarily due to reduced sales volumes at our Mettiki mine, was substantially offset by higher coal sales prices, which increased 2.9% to $54.77 per ton sold compared to $53.22 per ton sold in the 2016 Quarter.  The increase in coal sales prices primarily reflects higher price realizations at our Mettiki mine from its participation in the metallurgical coal markets and improved prices at our MC Mining mine in the 2017 Quarter.  Segment Adjusted EBITDA Expense increased 3.3% to $97.3 million in the 2017 Quarter from $94.2 million in the 2016 Quarter and Segment Adjusted EBITDA Expense per ton increased $2.09 per ton sold to $35.09 compared to $33.00 per ton sold in the 2016 Quarter, primarily due to higher selling expenses at the MC Mining and Mettiki mines and lower recoveries across the region, partially offset by lower health care benefit expenses at our MC Mining and Tunnel Ridge mines.

Other and Corporate – Segment Adjusted EBITDA increased by $1.2 million to $17.5 million in the 2017 Quarter compared to $16.3 million in the 2016 Quarter.  The increase was primarily attributable to higher equity income from the AllDale Partnerships and cost investment income from Kodiak in the 2017 Quarter, partially offset by reduced intercompany coal brokerage sales.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

We reported net income attributable to ARLP of $229.4 million for the nine months ended September 30, 2017 ("2017 Period") compared to $219.8 million for the nine months ended September 30, 2016 ("2016 Period").  The increase of $9.6 million was due to increased coal sales volumes, which rose to 27.7 million tons sold in the 2017 Period compared to 26.2 million tons sold in the 2016 Period, lower depreciation, depletion and amortization, lower operating expenses and higher equity in income of affiliates from our investments in oil and gas mineral interests, offset in part by lower coal sales price realizations and a debt extinguishment loss of $8.1 million related to the early repayment of our Series B Senior Notes in May 2017.  Total revenues decreased to $1.3 billion in the 2017 Period compared to $1.4 billion in the 2016 Period as lower coal sales prices more than offset increased sales volumes and other sales and operating revenues.  Even though sales and production volumes increased for the 2017 Period, operating expenses were lower compared to the 2016 Period, reflecting the continuing benefits of our recent initiatives to shift production to our lower-cost operations and lower health care benefit expenses.  The favorable production cost mix and lower selling expenses in the 2017 Period significantly lowered operating expenses per ton sold compared to the 2016 Period.  Results presented for the 2016 Period have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

	Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(per ton sold)
Tons sold	27,721	26,177	N/A	N/A
Tons produced	28,211	25,759	N/A	N/A
Coal sales	$1,256,168	$1,357,578	$45.31	$51.86
Operating expenses and outside coal purchases	$796,845	$843,931	$28.75	$32.24

Coal sales.  Coal sales decreased $101.4 million or 7.5% to $1.3 billion for the 2017 Period from $1.4 billion for the 2016 Period.  The decrease was attributable to lower average coal sales prices, which reduced coal sales by $181.5 million, partially offset by the benefit of increased tons sold, which contributed $80.1 million in additional coal sales.  Average coal sales prices decreased $6.55 per ton sold in the 2017 Period to $45.31 compared to $51.86 per ton sold in the 2016 Period, primarily due to the expiration of higher-priced legacy contracts, partially offset by higher price realizations at our Mettiki mine from its participation in the metallurgical coal markets in the 2017 Period.  Sales and production volumes rose to 27.7 million tons sold and 28.2 million tons produced in the 2017 Period compared to 26.2 million tons sold and 25.8 million tons produced in the 2016 Period, primarily due to strong performances at the Gibson South, River View, Hamilton and Tunnel Ridge mines.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased 5.6% to $796.8 million for the 2017 Period from $843.9 million for the 2016 Period primarily as a result of the previously discussed favorable production cost mix.  On a per ton basis, operating expenses and outside coal purchases decreased 10.8% to $28.75 per ton sold from $32.24 per ton sold in the 2016 Period, due primarily to increased sales and production volumes and the continuing benefits from previously discussed initiatives to shift production to our lower-cost operations.  The most significant operating expense variances by category are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 16.5% to $9.26 per ton in the 2017 Period from $11.09 per ton in the 2016 Period.  This decrease of $1.83 per ton was primarily attributable to lower labor and benefit costs per ton due to fewer employees resulting in part from our increased mix of lower-cost production as well as lower health care benefit expenses;

•

Workers' compensation expenses per ton produced decreased to $0.49 per ton in the 2017 Period from $0.63 per ton in the 2016 Period.  The decrease of $0.14 per ton produced was due to fewer employees resulting in part from our increased mix of lower-cost production, partially offset by a decrease in the discount rate used to calculate the estimated present value of future obligations and unfavorable changes in claims development;

•

Material and supplies expenses per ton produced decreased 1.0% to $9.66 per ton in the 2017 Period from $9.76 per ton in the 2016 Period.  The decrease of $0.10 per ton produced resulted primarily from the increased mix of lower-cost production and related decreases of $0.18 per ton for power and fuel used in the mining process and $0.07 per ton for general mining materials and supplies, partially offset by an increase of $0.23 per ton for contract labor used in the mining process; and

•

Production taxes and royalty expenses decreased $0.75 per produced ton sold in the 2017 Period compared to the 2016 Period primarily as a result of lower excise taxes per ton resulting from a favorable state production mix, and lower average coal sales prices.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increase:

•

Maintenance expenses per ton produced increased 6.3% to $3.35 per ton in the 2017 Period from $3.15 per ton in the 2016 Period.  The increase of $0.20 per ton produced was primarily due to increased maintenance expenses at several mines in both reportable segments.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $31.9 million in the 2017 Period from $26.7 million in the 2016 Period.  The increase of $5.2 million was primarily due to increased mining technology product sales by Matrix Design and increased transloading revenues from Mt. Vernon, partially offset in comparison to the 2016 Period by proceeds of coal supply contract buy-outs received in the 2016 Period.

General and administrative.  General and administrative expenses for the 2017 Period decreased to $46.0 million compared to $53.0 million in the 2016 Period.  The decrease of $7.0 million was primarily due to lower incentive compensation expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $194.1 million for the 2017 Period compared to $245.7 million for the 2016 Period primarily as a result of the depletion of reserves at our Elk Creek mine in the first quarter of 2016, closure of the Pattiki mine in the fourth quarter of 2016, volume reductions at our Dotiki mine, the use of surplus equipment from our idled mines at the Warrior and River View mines and ongoing capital reduction initiatives at all of our operations.

Interest expense. Interest expense, net of capitalized interest, increased to $28.9 million in the 2017 Period from $23.4 million in the 2016 Period primarily due to interest incurred under our Senior Notes issued in April 2017, offset in part by reduced borrowings under our revolving credit facility and the payment of our Term Loan and Series B Senior Notes.  Interest payable under our Senior Notes, revolving credit facility, Term Loan and Series B Senior Notes is discussed below under "–Debt Obligations."

Equity in income of affiliates.  Equity in income of affiliates increased $9.4 million in the 2017 Period compared to the 2016 Period due to increased income from our investments in the AllDale Partnerships.

Cost investment income.  Distributions of additional preferred interests received from our new Kodiak investment contributed $2.8 million of cost investment income to the 2017 Period.  Please read "Item 1. Financial Statements (Unaudited) – Note 8. Investments" of this Quarterly Report on Form 10-Q for more information on Kodiak.

Debt extinguishment loss.  We recognized a debt extinguishment loss of $8.1 million in the 2017 Period to reflect a make-whole payment incurred to repay our Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $24.9 million and $19.7 million for the 2017 and 2016 Periods, respectively.  The increase of $5.2 million was primarily attributable to increased tonnage for which we arrange third-party transportation at certain mines and an increase in average third-party transportation rates in the 2017 Period.  The cost of third-party transportation services are passed through to our customers.

Segment Adjusted EBITDA.  Our 2017 Period Segment Adjusted EBITDA decreased $35.1 million, or 6.5%, to $506.9 million from the 2016 Period Segment Adjusted EBITDA of $542.0 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Nine Months Ended
	September 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$285,928	$381,042	$(95,114)	(25.0)%
Appalachia	179,396	143,699	35,697	24.8%
Other and Corporate	48,226	25,876	22,350	86.4%
Elimination	(6,664)	(8,641)	1,977	22.9%
Total Segment Adjusted EBITDA (1)	$506,886	$541,976	$(35,090)	(6.5)%

Tons sold
Illinois Basin	19,635	18,892	743	3.9%
Appalachia	8,071	7,236	835	11.5%
Other and Corporate	1,350	1,248	102	8.2%
Elimination	(1,335)	(1,199)	(136)	(11.3)%
Total tons sold	27,721	26,177	1,544	5.9%

Coal sales
Illinois Basin	$789,081	$940,843	$(151,762)	(16.1)%
Appalachia	453,267	402,914	50,353	12.5%
Other and Corporate	61,951	58,074	3,877	6.7%
Elimination	(48,131)	(44,253)	(3,878)	(8.8)%
Total coal sales	$1,256,168	$1,357,578	$(101,410)	(7.5)%

Other sales and operating revenues
Illinois Basin	$1,048	$7,413	$(6,365)	(85.9)%
Appalachia	2,381	2,717	(336)	(12.4)%
Other and Corporate	40,442	30,336	10,106	33.3%
Elimination	(11,983)	(13,723)	1,740	12.7%
Total other sales and operating revenues	$31,888	$26,743	$5,145	19.2%

Segment Adjusted EBITDA Expense
Illinois Basin	$504,201	$567,214	$(63,013)	(11.1)%
Appalachia	276,252	261,933	14,319	5.5%
Other and Corporate	67,382	63,575	3,807	6.0%
Elimination	(53,451)	(49,336)	(4,115)	(8.3)%
Total Segment Adjusted EBITDA Expense (1)	$794,384	$843,386	$(49,002)	(5.8)%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses." Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for the nine months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA decreased 25.0% to $285.9 million in the 2017 Period from $381.0 million in the 2016 Period.  The decrease of $95.1 million was primarily attributable to lower coal sales, which decreased 16.1% to $789.1 million in the 2017 Period from $940.8 million in the 2016 Period, partially offset by decreased expenses resulting from a favorable production mix.  The coal sales decrease of $151.7 million primarily reflects lower average coal sales prices of $40.19 in the 2017 Period compared to $49.80 in the 2016 Period, primarily resulting from the expiration of higher-priced legacy contracts.  Lower sales prices were partially offset by increased tons sold, which increased 3.9% to 19.6 million tons in the 2017 Period compared to 18.9 million tons in the 2016 Period.  Higher sales volumes resulted from strong performances at the Gibson South, River View and Hamilton mines, offset in part by the previously mentioned depletion of reserves at our Elk Creek mine in the 2016 first quarter, the closure of the Pattiki mine in the 2016 fourth quarter and reduced sales at our Dotiki mine.  Segment Adjusted EBITDA Expense decreased 11.1% to $504.2 million in the 2017 Period from $567.2 million in the 2016 Period and Segment Adjusted EBITDA Expense per ton decreased $4.34 per ton sold to $25.68 compared to $30.02 per ton sold in the 2016 Period, primarily due to a significant increase in low-cost longwall production from the Hamilton mine, increased production at our River View and Gibson South operations and a related reduced mix of sales volumes from our higher cost mines, as well as reduced selling expenses, lower health care benefit expenses and certain cost decreases described above under "–Operating expenses and outside coal purchases."

Appalachia – Segment Adjusted EBITDA increased 24.8% to $179.4 million for the 2017 Period from $143.7 million in the 2016 Period.  The increase of $35.7 million was primarily attributable to increased tons sold, which rose 11.5% to 8.1 million tons sold in the 2017 Period compared to 7.2 million tons sold in the 2016 Period, and lower Segment Adjusted EBITDA Expense per ton.  Coal sales increased 12.5% to $453.3 million compared to $402.9 million in the 2016 Period.  The increase of $50.4 million primarily resulted from increased sales volumes across the region, including increased export sales from our Mettiki and MC Mining mines and higher average coal sales prices of $56.16 in the 2017 Period compared to $55.68 in the 2016 Period.  Higher price realizations in the 2017 Period were a result of sales from our Mettiki mine into the metallurgic coal export market and improved prices at our MC Mining mine.  Segment Adjusted EBITDA Expense increased 5.5% to $276.3 million in the 2017 Period from $261.9 million in the 2016 Period due to increased sales volumes.  However, Segment Adjusted EBITDA Expense per ton decreased $1.97 per ton sold to $34.23 compared to $36.20 per ton sold in the 2016 Period, as a result of increased production across the region, particularly at our Tunnel Ridge longwall operation resulting in part from increased longwall unit shifts and fewer longwall move days during the 2017 Period, and increased unit shifts at our MC Mining operations, as well as certain other cost decreases described above under "–Operating expenses and outside coal purchases."

Other and Corporate – Segment Adjusted EBITDA increased by $22.3 million to $48.2 million for the 2017 Period compared to $25.9 million in the 2016 Period.  The increase was primarily attributable to higher equity income from the AllDale Partnerships and increased mining technology product sales by Matrix Design.  In the 2017 Period, Segment Adjusted EBITDA Expense increased to $67.4 million for the 2017 Period compared to $63.6 million for the 2016 Period primarily as a result of increased brokerage activity and Matrix Design sales discussed above.

Elimination – Segment Adjusted EBITDA Expense eliminations increased in the 2017 Period to $53.5 million from $49.3 million in the 2016 Period and coal sales eliminations increased to $48.1 million from $44.3 million, reflecting increased intercompany coal sales brokerage activity.

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

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA.  In addition, the exclusion of corporate general and administrative expenses from consolidated Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.    Results presented for Segment Adjusted EBITDA for the three and nine months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Segment Adjusted EBITDA	$157,167	$217,375	$506,886	$541,976
General and administrative	(15,005)	(18,114)	(45,982)	(53,015)
Depreciation, depletion and amortization	(69,962)	(101,432)	(194,109)	(245,736)
Interest expense, net	(10,769)	(7,998)	(28,822)	(23,378)
Debt extinguishment loss	—	—	(8,148)	—
Income tax (expense) benefit	(5)	(7)	3	(4)
Net income	$61,426	$89,824	$229,828	$219,843

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.  Results presented for Segment Adjusted EBITDA Expense for the three and nine months ended September 30, 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Segment Adjusted EBITDA Expense	$294,611	$328,112	$794,384	$843,386
Outside coal purchases	—	(1,514)	—	(1,514)
Other income	774	293	2,461	545
Operating expenses (excluding depreciation, depletion and amortization)	$295,385	$326,891	$796,845	$842,417

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

Cash Flows

Cash provided by operating activities was $456.1 million for the 2017 Period compared to $494.5 million for the 2016 Period.  The decrease in cash provided by operating activities was primarily due to a decrease in net income adjusted for non-cash items, an increase in coal inventories in the 2017 Period compared to a decrease in coal inventories in the 2016 Period and a smaller decrease in prepaid expenses and other assets in the 2017 Period.  These decreases were offset in part by increased distributions received from the AllDale Partnerships and favorable working capital changes related to trade receivables, accounts payable, accrued interest and other long-term liabilities in the 2017 Period compared to the 2016 Period.

Net cash used in investing activities was $205.4 million for the 2017 Period compared to $164.7 million for the 2016 Period.  The increase in cash used in investing activities was primarily attributable to the funding of our new cost investment in Kodiak in the 2017 Period and increased capital expenditures for mine infrastructure and equipment at various mines in the 2017 Period compared to the 2016 Period.  Decreased purchases of equity investments in affiliates,  the lack of customer contract buy-outs in the 2017 Period and favorable changes in accounts payable related to property, plant and equipment purchases partially offset increases in use of cash in investing activities previously discussed.  Please read "Item 1. Financial Statements (Unaudited) – Note 8. Investments" of this Quarterly Report on Form 10-Q for more information on Kodiak.

Net cash used in financing activities was $272.1 million for the 2017 Period compared to $341.9 million for the 2016 Period.  The decrease in cash used in financing activities was primarily attributable to proceeds received from the issuance of our Senior Notes, decreased payments under the Term Loan and a decrease in distributions paid to partners in the 2017 Period compared to the 2016 Period.  Repayment of the Series B Senior Notes, increased overall net payments on the securitization and revolving credit facilities, payment of debt issuance and extinguishment costs and no proceeds received from sales-leaseback transactions in the 2017 Period partially offset decreases in net cash used in financing activities previously discussed.

Capital Expenditures

Capital expenditures increased to $105.5 million in the 2017 Period from $70.3 million in the 2016 Period.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

Our anticipated total capital expenditures for the year ending December 31, 2017 are estimated in a range of $145.0 million to $165.0 million, which includes expenditures for maintenance capital at various mines.  In addition to these capital expenditures, we anticipate funding in 2017 investments of approximately $120.0 million to $130.0 million related to our commitment to acquire oil and gas mineral interests and including our $100 million investment in Kodiak as discussed in "Item 1. Financial Statements (Unaudited) – Note 8. Investments" of this Quarterly Report on Form 10-Q.  Management anticipates funding remaining 2017 capital requirements with cash and cash equivalents ($18.4 million as of September 30, 2017), cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

The Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $494.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "Term Loan").  The outstanding revolver balance and term loan balance under the Replaced Credit Agreement were considered advanced under the Credit Facility on January 27, 2017.  On April 3, 2017, we entered into an amendment to the Credit Agreement (the "Amendment") to (a) extend the termination date of the Revolving Credit Facility as to $461.25 million of commitments to May 23, 2021, (b) eliminate the Cavalier Condition and the Senior Notes Condition (both as defined in the Credit Agreement) and (c) effectuate certain other changes.  In connection with the Amendment, we increased the commitments under the Revolving Credit Facility from $479.75 million to $494.75 million, effective May 23, 2017 (of which $33.5 million expire on May 23, 2019).  We incurred debt issuance costs in 2017 of $8.9 million in connection with the Credit Agreement.  These debt issuance costs are deferred and are being amortized as a component of interest expense over the term of the Credit Facility.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership’s assets.  The $50.0 million principal balance of the Term Loan was paid in full in May 2017.

Borrowings under the Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  We elected a Eurodollar Rate, which, with applicable margin, was 3.59% as of September 30, 2017.  At September 30, 2017, we had $8.1 million of letters of credit outstanding with $486.7 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments in affiliates, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership’s ability to incur certain unsecured debt. See "Item 1. Financial Statements (Unaudited) – Note 7. Variable Interest Entities" of this Quarterly Report on Form 10-Q for further discussion of restrictions on the cash available for distribution.  The Amendment raised the debt to cash flow ratio from 2.25 to 1.0 to 2.50 to 1.0 and also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The Credit Agreement requires the Intermediate Partnership maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.84 to 1.0 and 19.2 to 1.0, respectively, for the trailing twelve months ended September 30, 2017.  We were compliant with the covenants of the Credit Agreement as of September 30, 2017.

Series B Senior Notes.  On January 27, 2017, the Intermediate Partnership also amended the 2008 Note Purchase Agreement dated June 26, 2008, for $145.0 million of Series B Senior Notes which bore interest at 6.72% and were due to mature on June 26, 2018 with interest payable semi-annually.  The amendment provided for certain modifications to the terms and provisions of the Note Purchase Agreement, including granting liens on substantially all of the Intermediate Partnership's assets to secure its obligations under the Note Purchase Agreement on an equal basis with the obligations under the Credit Agreement.  The amendment also modified certain covenants to align them with the applicable covenants in the Credit Agreement.  As discussed below, we repaid the Series B Senior Notes in May 2017.

Senior Notes. On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of our Senior Notes in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on November 1, 2017.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the Senior Notes.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem the Senior Notes at a redemption price equal to the principal amount of the Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the Senior Notes and cash on hand were used to repay the Revolving Credit Facility, Term Loan and Series B Senior Notes (including a make-whole payment of $8.1 million).  We incurred discount and debt issuance costs of $7.3 million in connection with issuance of the Senior Notes.  These costs are deferred and are currently being amortized as a component of interest expense over the Term.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly-owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly-owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in December 2016 and matures in December 2017.  At September 30, 2017, we had $100.0 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly.  Repayment of the principal balance will begin following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, LP and AllDale Minerals II, LP.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of September 30, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have an agreement with one bank to provide additional letters of credit of $5.0 million to maintain surety bonds to secure our obligations for workers' compensation benefits.  At September 30, 2017, we had $5.0 million in letters of credit outstanding under the agreement.

Related-Party Transactions

We have continuing related-party transactions with MGP, MGP II, AHGP and SGP and its affiliates. These related-party transactions relate principally to the provision of administrative services to AHGP and Alliance Resource Holdings II, Inc. and their respective affiliates, mineral leases with SGP and its affiliates, and agreements relating to the use of aircraft.  For more information regarding MGP II, please read "Item 1. Financial Statements (Unaudited) – Note 1. Organization and Presentation" of this Quarterly Report on Form 10-Q.  We also have transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases, (b) Kodiak to support its compression services and (c) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") and, through Alliance Minerals and Cavalier Minerals, the AllDale Partnerships to support the acquisition of oil and gas mineral interests.  For more information regarding WKY CoalPlay, Kodiak, the AllDale Partnerships and Bluegrass Minerals, please read "Item 1. Financial Statements (Unaudited) – Note 7. Variable Interest Entities" and "– Note 8. Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2016, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Related-Party Transactions" for additional information concerning related-party transactions.

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

Interest Rate Risk

Borrowings under the Credit Agreement, Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $100.0 million in borrowings under the Securitization Facility at September 30, 2017.  A one percentage point increase in the interest rates related to the Securitization Facility would result in an annualized increase in interest expense of $1.0 million, based on borrowing levels at September 30, 2017.  With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $27.6 million in the estimated fair value of these borrowings.

As of September 30, 2017, the estimated fair value of our long-term debt was approximately $536.3 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of September 30, 2017.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2017.

During the quarterly period ended September 30, 2017, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	risks associated with the expansion of our operations and properties;
•	dependence on significant customer contracts, including renewing existing contracts upon expiration;
•	adjustments made in price, volume or terms to existing coal supply agreements;
•	changing global economic conditions or in industries in which our customers operate;
•	liquidity constraints, including those resulting from any future unavailability of financing;
•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
•	customer delays, failure to take coal under contracts or defaults in making payments;
•	fluctuations in coal demand, prices and availability;
•	continuation or worsening of depressed oil and gas prices adversely affecting our investments in oil and gas mineral interests and midstream services;
•	our productivity levels and margins earned on our coal sales;
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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 6, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 6, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 6, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the managing general partner of Alliance Resource Partners, L.P., dated November 6, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2017 filed in XBRL).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 6, 2017.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer