Form 10-K
period 2017-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2018-02-23
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $807,387,739 as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of February 23, 2018, 130,903,256 common units were outstanding.

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

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	risks associated with the expansion of our operations and properties;
•	dependence on significant customer contracts, including renewing existing contracts upon expiration;
•	adjustments made in price, volume or terms to existing coal supply agreements;
•	changing global economic conditions or in industries in which our customers operate;
•	liquidity constraints, including those resulting from any future unavailability of financing;
•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
•	customer delays, failure to take coal under contracts or defaults in making payments;
•	fluctuations in coal demand, prices and availability;
•	changes in oil and gas prices, which could affect our investments in oil and gas mineral interests and gas compression services;
•	our productivity levels and margins earned on our coal sales;
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

PART I

ITEM 1.BUSINESS

General

We are a diversified producer and marketer of coal primarily to major United States ("U.S.") utilities and industrial users.  We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the second-largest coal producer in the eastern U.S.  At December 31, 2017, we had approximately 1.67 billion tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  In 2017, we sold 37.8 million tons of coal and produced 37.6 million tons of coal, of which 25.4% was low-sulfur coal, 39.9% was medium-sulfur coal and 34.7% was high-sulfur coal.  In 2017, we sold 80.0% of our total tons to electric utilities, of which 100% was sold to utility plants with installed pollution control devices.  These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.  Based on market expectations, we classify low-sulfur coal as coal with a sulfur content of less than 1.5%, medium-sulfur coal as coal with a sulfur content of 1.5% to 3%, and high-sulfur coal as coal with a sulfur content of greater than 3%.  The BTU content of our coal ranges from 11,400 to 13,200.

We operate eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia.  We also operate a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  In addition, we own equity interests in various oil and gas mineral interests and gas compression services in various geographic locations within producing basins in the continental U.S. Our mining activities are conducted in two geographic regions commonly referred to in the coal industry as the Illinois Basin and Appalachian regions.  We have grown historically primarily through expansion of our operations by adding and developing mines and coal reserves in these regions.

ARLP, a Delaware limited partnership, completed its initial public offering on August 19, 1999 and is listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  We are managed by our general partner, MGP, a Delaware limited liability company, which holds a non-economic general partner interest in ARLP, a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.  AHGP is a Delaware limited partnership that was formed to become the owner and controlling member of MGP.  AHGP completed its initial public offering ("AHGP IPO") on May 15, 2006 and is listed on the NASDAQ Global Select Market under the ticker symbol "AHGP."  AHGP owns indirectly, 100% of the members' interest of MGP and 87,188,338 common units of ARLP's 130,704,217 outstanding common units as of December 31, 2017.

Exchange Transaction

In 2017, the board of directors of our general partner ("Board of Directors") and its conflicts committee unanimously approved a transaction to simplify our partnership structure, and, on July 28, 2017, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its 0.99% managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  SGP is owned by Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), which is owned by Joseph W. Craft III, the President and Chief Executive Officer and a Director of our general partner, and Kathleen S. Craft. In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  MGP is the sole general partner of ARLP following the Exchange Transaction, and no control, management or governance changes otherwise occurred.

Simultaneously with the Exchange Transaction discussed above, MGP became a wholly owned subsidiary of MGP II, LLC ("MGP II") which is owned 100% directly and indirectly by AHGP and was created in connection with the Exchange Transaction.  As of December 31, 2017, MGP II held the 56,100,000 ARLP common units discussed above.

Simplification Transactions

On February 22, 2018, our Board of Directors and the board of directors of AHGP's general partner approved a simplification agreement (the "Simplification Agreement") pursuant to which, through a series of transactions (i) AHGP would become a wholly owned subsidiary of ARLP, (ii) all of the issued and outstanding AHGP common units would be canceled and converted into the right to receive all of the ARLP common units held by AHGP and its subsidiaries (collectively, the "Simplification Transactions") and (iii) MGP will remain the sole general partner of ARLP, and no control, management, or governance changes are otherwise expected to occur.  The consummation of the Simplification Transactions is subject to the SEC declaring the effectiveness of a registration statement on Form S-4 under the Securities Act of 1933 to register the ARLP common units that will be distributed to former unitholders of AHGP and the affirmative vote or consent of the holders of a majority of the outstanding AHGP common units.  Certain unitholders of AHGP that beneficially own a majority of the outstanding AHGP common units have entered into a unitholder support agreement pursuant to which such unitholders have agreed to execute a written consent approving the Simplification Agreement within two business days after the registration statement on Form S-4 is declared effective by the SEC.

The following diagram depicts our organization and ownership as of December 31, 2017:

(1)

The AHGP units held by SGP and most of the AHGP units held by the Management Group (some of whom are current or former members of management) are subject to a transfer restrictions agreement that, subject to a number of exceptions (including certain transfers by Mr. Craft in which the other parties to the agreement are entitled or required to participate), prohibits the transfer of such units unless approved by a majority of the disinterested members of the board of directors of AGP pursuant to certain procedures set forth in the agreement or as otherwise provided in the agreement.  Certain provisions of the transfer restrictions agreement may cause the parties to it to comprise a group under Rule 13d-5(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Mining Operations

We produce a diverse range of steam and metallurgical coal with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications required by our customers.  The following chart summarizes our coal production by region for the last five years.

	Year Ended December 31,
Regions	2017	2016	2015	2014	2013
	(tons in millions)
Illinois Basin	27.3	25.4	32.0	30.9	30.7
Appalachia	10.3	9.8	9.2	9.8	7.4
Other	—	—	—	—	0.7
Total	37.6	35.2	41.2	40.7	38.8

The following map shows the location of our coal mining operations:

Illinois Basin Operations:	4. GIBSON COMPLEX	6. SEBREE COMPLEX	9. TUNNEL RIDGE COMPLEX
1. HAMILTON COMPLEX	a. Gibson South Mine	Onton Mine (Idled)	Tunnel Ridge Mine
Hamilton Mine	Mining Type: Underground	Mining Type: Underground	Mining Type: Underground
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft
Mining Access: Slope & Shaft	Mining Method: Continuous	Mining Method: Continuous	Mining Method: Longwall
Mining Method: Longwall	Miner	Miner	& Continuous Miner
& Continuous Miner	Coal Type: Low/Medium Sulfur	Coal Type: Medium/High Sulfur	Coal Type: Medium/High Sulfur
Coal Type: Medium/High Sulfur	Transportation: Railroad,	Transportation: Barge & Truck	Transportation: Railroad
Transportation: Railroad,	Truck & Barge		& Barge
Truck & Barge		7. HENDERSON/UNION
	b. Gibson North Mine[1]	RESERVES	10. METTIKI COMPLEX
2. RIVER VIEW COMPLEX	Mining Type: Underground	Mining Type: Underground	Mountain View Mine
River View Mine	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft	Mining Type: Underground
Mining Type: Underground	Mining Method: Continuous	Mining Method: Continuous Miner	Mining Access: Slope
Mining Access: Slope & Shaft	Miner	Miner	Mining Method: Longwall
Mining Method: Continuous	Coal Type: Low/Medium Sulfur	Coal Type: Medium/High Sulfur	& Continuous Miner
Miner	Transportation: Railroad,	Transportation: Railroad	Coal Type: Low/Medium
Coal Type: Medium/High Sulfur	Truck & Barge	& Barge	Sulfur - Metallurgical
Transportation: Barge			Transportation: Railroad
	5. WARRIOR COMPLEX	Appalachian Operations:	& Truck
3. DOTIKI COMPLEX	Warrior Mine	8. MC MINING COMPLEX
Dotiki Mine	Mining Type: Underground	Excel No. 4 Mine	Other Operations:
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Type: Underground	11. MOUNT VERNON
Mining Access: Slope & Shaft	Mining Method: Continuous	Mining Access: Slope & Shaft	TRANSFER TERMINAL
Mining Method: Continuous	Miner	Mining Method: Continuous	Rail or Truck to Ohio River Barge
Miner	Coal Type: Medium/High Sulfur	Miner	Transloading Facility
Coal Type: High Sulfur	Transportation: Railroad,	Coal Type: Low Sulfur
Transportation: Railroad,	Truck & Barge	Transportation: Railroad,
Truck & Barge		Truck & Barge

1 Gibson North Mine is currently non-producing but is expected to resume production in 2018.

Illinois Basin Operations

Our Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. As of January 25, 2018, we had 2,086 employees, and we operate five mining complexes in the Illinois Basin.

Hamilton Mining Complex. In July 2015, we acquired the remaining equity interest in White Oak Resources LLC ("White Oak"), thereby gaining complete ownership and control of the White Oak Mine No. 1 (now known as the Hamilton mine), located near the city of McLeansboro, Illinois ("White Oak Acquisition"). Our subsidiary, Hamilton County Coal,

LLC ("Hamilton"), operates the Hamilton mine, which is an underground longwall mining operation producing medium/high-sulfur coal from the Herrin No. 6 seam. Initial development production from the continuous miner units began in 2013, and longwall mining began in October 2014.  As part of our initial transaction with White Oak in 2011, Hamilton acquired a preferred equity interest in White Oak and constructed, owned, and operated the coal handling and processing facilities associated with the Hamilton mine, including the preparation plant which has throughput capacity of 2,000 tons of raw coal per hour.  Hamilton has the ability to ship production from the Hamilton mine via the CSX Transportation, Inc. ("CSX"), Evansville Western Railway and Norfolk Southern Railway Company ("NS") rail directly to customers or to various transloading facilities, including our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") transloading facility, for barge deliveries.  For more information about the White Oak transactions, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions."

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

Dotiki Complex. Our subsidiary, Webster County Coal, LLC ("Webster County Coal"), operates Dotiki, which is an underground mining complex located near the city of Providence in Webster County, Kentucky.  The complex was opened in 1966, and we purchased the mine in 1971.  The Dotiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce high-sulfur coal.   Dotiki's preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Coal from the Dotiki complex is shipped via the CSX and Paducah & Louisville Railway, Inc. ("PAL") railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.

Gibson Complex.  Our subsidiary, Gibson County Coal, LLC ("Gibson County Coal"), operates the Gibson South mine, located near the city of Princeton in Gibson County, Indiana.  The Gibson South mine is an underground mine and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson South mine's preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Production from the Gibson South mine is shipped by truck on U.S. and state highways or transported by rail on the CSX and NS railroads from the Gibson North rail loadout facility directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge delivery.  Production from the mine began in April 2014.

Gibson County Coal operates the Gibson North mine, an underground mine also located near the city of Princeton in Gibson County, Indiana.  The Gibson North mine began production in November 2000 and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson North mine was idled in the fourth quarter of 2015 in response to market conditions but is expected to resume production in 2018.

Warrior Complex.  Our subsidiary, Warrior Coal, LLC ("Warrior"), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky.  The Warrior complex was opened in 1985, and we acquired it in February 2003.  Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce medium/high-sulfur coal.  Warrior completed construction of a new preparation plant in 2009, which has throughput capacity of 1,200 tons of raw coal per hour.  Warrior's production is shipped via the CSX and PAL railroads and by truck on U.S. and state highways directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.  Warrior is currently in the process of transitioning from the No. 11 seam to the No. 9 seam, which is expected to be completed during the second quarter of 2018.

Sebree Complex.  On April 2, 2012, we acquired substantially all of Green River Collieries, LLC's assets related to its coal mining business and operations located in Webster and Hopkins Counties, Kentucky, including the Onton No. 9 mining complex ("Onton mine").  The Onton mine is operated by our subsidiary, Sebree Mining, LLC ("Sebree").  The Onton mine was idled in the fourth quarter of 2015.

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

Hopkins Complex.  The Hopkins complex, which we acquired in January 1998, is located near the city of Madisonville in Hopkins County, Kentucky.  Our subsidiary, Hopkins County Coal, LLC ("Hopkins County Coal") operated the Elk Creek underground mine until it ceased production on April 1, 2016.

Appalachian Operations

Our Appalachian mining operations are located in eastern Kentucky, Maryland and West Virginia.  As of January 25, 2018, we had 880 employees, and we operate three mining complexes in Appalachia.

MC Mining Complex. The MC Mining Complex is located near the city of Pikeville in Pike County, Kentucky.  We acquired the mine in 1989.  Our subsidiary, MC Mining, LLC ("MC Mining"), owns the mining complex and controls the reserves, and our subsidiary, Excel Mining, LLC ("Excel") conducts all mining operations.  The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal.  The preparation plant has throughput capacity of 1,000 tons of raw coal per hour.  Substantially all of the coal produced at MC Mining in 2017 met or exceeded the compliance requirements of Phase II of the Federal Clean Air Act ("CAA") (see "—Regulation and Laws—Air Emissions" below).  Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for barge deliveries, or by truck via U.S. and state highways directly to customers or to various docks on the Big Sandy River for barge deliveries.

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

Mettiki Complex.  The Mettiki Complex comprises the Mountain View mine located in Tucker County, West Virginia operated by our subsidiary Mettiki Coal (WV), LLC ("Mettiki (WV)") and a preparation plant located near the city of Oakland in Garrett County, Maryland operated by our subsidiary Mettiki Coal, LLC ("Mettiki (MD)").  Mettiki (WV) began continuous miner development of the Mountain View mine in July 2005 and began longwall mining in November 2006.  The Mountain View mine produces medium-sulfur coal, which is transported by truck either to the Mettiki (MD) preparation plant for processing (including for shipment into the metallurgical coal market) or directly to the coal blending facility at the Virginia Electric and Power Company Mt. Storm Power Station.  The Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal per hour.  Coal processed at the preparation plant can be trucked to the blending facility at Mt. Storm or shipped via the CSX railroad, which provides the opportunity to ship into the domestic and international thermal and metallurgical coal markets.

Other Operations

Mt. Vernon Transfer Terminal, LLC

Our subsidiary, Mt. Vernon, leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Coal is delivered to Mt. Vernon by both rail and truck.  The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons.  During 2017, the terminal loaded approximately 4.0 million tons for customers of Gibson County Coal and Hamilton.

Coal Brokerage

As markets allow, Alliance Coal buys coal from our mining operations and outside producers principally throughout the eastern U.S., which we then resell.  We have a policy of matching our outside coal purchases and sales to minimize market risks associated with buying and reselling coal.  In 2017, we did not make outside coal purchases for brokerage activity.

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

Alliance Minerals

On November 10, 2014, our subsidiary, Alliance Minerals, LLC ("Alliance Minerals") purchased a 96% ownership interest in Cavalier Minerals JV, LLC ("Cavalier Minerals"). Cavalier Minerals acquired a 71.7% limited partner interest in AllDale Minerals LP ("AllDale I") and subsequently acquired a 72.8% limited partner interest in AllDale Minerals II, LP ("AllDale II", collectively with AllDale I, "AllDale Minerals"). The AllDale Minerals entities were created to purchase oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  As of December 31, 2017, Cavalier Minerals has contributed a total of $149.0 million to AllDale Minerals, of which $143.1 million was funded by Alliance Minerals.  In February 2017, Alliance Minerals committed to directly (rather than through Cavalier Minerals) invest $30.0 million in AllDale Minerals III, LP ("AllDale III") in similar geographical locations discussed above and in 2017 invested $14.4 million in AllDale III.  AllDale III, together with AllDale Minerals are considered the "AllDale Partnerships."  On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak Gas Services, LLC ("Kodiak"), a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin. For more information about Cavalier Minerals, please read "Item 8. Financial Statements and Supplementary Data—Note 10. Variable Interest Entities."  For more information about the AllDale Partnerships and Kodiak, please read "Item 8. Financial Statements and Supplementary Data—Note 11. Investments."

Additional Services

We develop and market additional services in order to establish ourselves as the supplier of choice for our customers.  Historically, and in 2017, outside revenues from these services were immaterial.

Reportable Segments

Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and Segment Information under "Item 8. Financial Statements and Supplementary Data—Note 21. Segment Information" for information concerning our reportable segments.

Coal Marketing and Sales

As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  These arrangements are mutually beneficial to us and our customers in that they provide greater predictability of sales volumes and sales prices.  Although many utility customers recently have appeared to favor a shorter-term contracting strategy, in 2017 approximately 71.7% and 74.7% of our sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with committed term expirations ranging from 2018 to 2022.  As of February 15, 2018, our nominal commitment under long-term contracts was approximately 34.7 million tons in 2018, 13.6 million tons in 2019, 8.5 million tons in 2020 and 1.3 million tons in 2021.  The commitment of coal under contract is an approximate number because a limited number of our contracts contain provisions that could cause the nominal commitment to increase or decrease; however, the overall variance to total committed sales is minimal.  The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity.  In addition, the nominal commitment can otherwise change because of reopener provisions contained in certain of these long-term contracts.

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

Reliance on Major Customers

We did not derive 10.0% or more of our total revenues from any individual customer during 2017.

Competition

The coal industry is intensely competitive.  The most important factors on which we compete are coal price, coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability of supply.  Our principal competitors include Arch Coal, Inc., CONSOL Coal Resources LP, CONSOL Energy, Inc., Contura Energy, Inc., Foresight Energy LP, Murray Energy, Inc., and Peabody Energy Corporation.  While a number of our competitors have been involved in reorganization in bankruptcy, these events have not resulted in a material diminution in available coal supply and there remains significant competition for ongoing coal sales.  We also compete directly with a number of smaller producers in the Illinois Basin and Appalachian regions.  The prices we are able to obtain for our coal are primarily linked to coal consumption patterns of domestic electricity generating utilities, which in turn are influenced by economic activity, government regulations, weather and technological developments.  At times, we have exported a portion of our coal into the international coal markets and historically the prices we obtain for our export coal have been influenced by a number of factors, such as global economic conditions, weather patterns and political instability, among others.  Further, coal competes with other fuels such as natural gas, nuclear energy, petroleum and renewable energy sources for electrical power generation.  Over time, costs and other factors, such as safety and environmental considerations, may affect the overall demand for coal as a fuel.  For additional information, please see "Item 1A. Risk Factors."  At times, we may also compete with companies that produce coal from one or more foreign countries.

Transportation

Our coal is transported to our customers by rail, barge and truck.  Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can be a substantial part of the total delivered cost of a customer's coal.  As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal.  We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers, and in many cases we are able to accommodate multiple transportation options.  Our customers typically pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry.  Approximately 42.4% of our 2017 sales volume was initially shipped from the mines by barge, 36.6% was shipped from the mines by rail and 21.0% was shipped from the mines by truck.  In 2017, the largest volume transporter of our coal shipments was the CSX railroad, which moved approximately 25.7% of our tonnage over its rail system.  The practices of, rates set by and capacity availability of, the transportation company serving a particular mine or customer may affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mine.

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

In January 2015, MSHA published a final rule requiring mine operators to install proximity detection systems on continuous mining machines, over a staggered time frame ranging from November 2015 through March 2018.  The proximity detection systems initiate a warning or shutdown the continuous mining machine depending on the proximity of the machine to a miner.  MSHA subsequently proposed a rule requiring mine operators to also install proximity detection systems on other types of underground mobile mining equipment.  The comment period for this proposed rule closed on April 10, 2017, and it is uncertain when MSHA will promulgate a final rule addressing the issue of proximity detection systems on underground mobile mining equipment, other than continuous mining machines.

In June 2016, MSHA published a request for information on Exposure of Underground Miners to Diesel Exhaust.  Following a comment period that closed in November 2016, MSHA received requests for MSHA and the National Institute for Occupational Safety and Health to hold a Diesel Exhaust Partnership to address the issues covered by MSHA's request for information.  The comment period for the request for information was reopened and closed in January 2018.  It is uncertain whether MSHA will present a proposed rule pertaining to exposure of underground miners to diesel exhaust, after completing its evaluation of the comments received.

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

Following the spill of coal combustion residues ("CCRs") in the Tennessee Valley Authority impoundment in Kingston, Tennessee, in December 2009, the U.S. Environmental Protection Agency ("EPA") issued proposed rules on CCRs in 2010.  This final rule was published in December 2014.  The EPA's final rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites.  OSM has announced their intention to release a proposed rule to regulate placement and use of CCRs at coal mine sites, but, to date, no further action has been taken.  These actions by OSM, potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

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

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining operations.  The CAA directly impacts our coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants.  The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities.  There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities.  Installation of additional emissions control technology and any additional measures required under applicable state and federal laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans ("SIPs"), could make coal a less attractive fuel alternative in the planning and building of power plants in the future.  A significant reduction in coal's share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.  Since 2010, utilities have completed or formally announced the retirement or conversion of over 600 coal-fired electric generating units through 2030.

In addition to the greenhouse gas ("GHG") issues discussed below, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•

The EPA's Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities.  Sulfur dioxide is a by-product of coal combustion.  Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility's sulfur dioxide emissions in that year.  Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions.  In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA's Acid Rain Program by switching to lower-sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or "scrubbers," or by reducing electricity generating levels.  In 2017, we sold 80.0% of our total tons to electric utilities, of which 100% was sold to utility plants with installed pollution control devices.  These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule ("CAIR"), discussed below.

•

The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain.  In June 2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR"), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states.  Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would have commenced in 2012 with further reductions effective in 2014.  However, in August 2012, the D.C. Circuit Court of Appeals vacated CSAPR, finding the EPA exceeded its statutory authority under the CAA and striking down the EPA's decision to require federal implementation plans ("FIPs"), rather than SIPs, to implement mandated reductions.  In its ruling, the D.C. Circuit Court of Appeals ordered the EPA to continue administering CAIR but proceed expeditiously to promulgate a replacement rule for CAIR.  The U.S. Supreme Court granted the EPA's certiorari petition appealing the D.C. Circuit Court of Appeals' decision and heard oral arguments in December 2013.  In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit Court of Appeals' decision, concluding that the EPA's approach is lawful. CSAPR has been reinstated and the EPA began implementation of Phase 1 requirements in January 2015.  In September 2016, EPA finalized the CSAPR Update to respond to the remand by the D.C. Circuit Court of Appeals.  Implementation of Phase 2 began in 2017.  Further litigation is expected against the CSAPR Update in the D.C. Circuit Court of Appeals.  The impacts of CSAPR Update are unknown at the present time due to the implementation of  Mercury and Air Toxic Standards ("MATS"), discussed below, and the significant number of coal retirements that have resulted and that potentially will result from MATS.

•

In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants.  In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. Appeals were filed and oral arguments were heard by the D.C. Circuit Court of Appeals in December 2013.  In April 2014 the

D.C. Circuit Court of Appeals upheld MATS.  In June 2015, the U.S. Supreme Court remanded the final rule back to the D.C. Circuit holding that the agency must consider cost before deciding whether regulation is necessary and appropriate.  In December 2015, the EPA issued, for comment, the proposed Supplemental Finding.  In April 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule.  In April 2017, the D.C Circuit Court of Appeals granted EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the supplemental finding.  Many electric generators have already announced retirements due to the MATS rule.  Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, the MATS will force generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units.  The announced and possible additional retirements are likely to reduce the demand for coal.  Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed.  Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal.  We continue to evaluate the possible scenarios associated with CSAPR Update and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

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

•

The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the national ambient air quality standards ("NAAQS") should be revised.  Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter ("PM"), ozone, nitrogen oxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in "attainment" but do not attain the new standards.  In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. Initial non-attainment determinations related to the revised sulfur dioxide standard became effective in October 2013.  In addition, in January 2013, the EPA updated the NAAQS for fine particulate matter emitted by a wide variety of sources including power plants, industrial facilities, and gasoline and diesel engines, tightening the annual PM 2.5 standard to 12 micrograms per cubic meter.  The revised standard became effective in March 2013.  In November 2013, the EPA proposed a rule to clarify PM 2.5 implementation requirements to the states for current 1997 and 2006 non-attainment areas.  In July 2016, EPA issued a final rule for states to use in creating their plans to address particulate matter.  In October 2015, the EPA published a final rule that reduced the ozone NAAQS from 75 to 70 ppb.  Murray Energy, Inc. filed a challenge to the final rule in the D.C. Circuit.  Since that time, other industry and state petitioners have filed challenges as have several environmental groups.  Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment.  In April 2017, the D.C. Court of Appeals granted EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the 2015 Rule.  In July 2009, the D.C. Circuit Court of Appeals vacated part of a rule implementing the ozone NAAQS and remanded certain other aspects of the rule to the EPA for further consideration. In June 2013, the EPA proposed a rule for implementing the 2008 ozone NAAQS.  Under a consent decree published in the Federal Register in January 2017, EPA has agreed to review the NAAQS for nitrogen oxides with a final decision due by 2018 and review the NAAQS for sulfur oxide with a final decision due by 2019.  In July 2017, EPA proposed to retain the current NAAQS for nitrogen oxides. The comment period for the proposal closed in September 2017. New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers.  Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments might indirectly reduce the demand for coal.

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

Carbon Dioxide Emissions

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide, which is considered a GHG.  Combustion of fuel for mining equipment used in coal production also emits GHGs.  Future regulation of GHG emissions in the U.S. could occur pursuant to future U.S. treaty commitments, new domestic legislation or regulation by the EPA.  Former President Obama expressed support for a mandatory cap and trade program to restrict or regulate emissions of GHGs and Congress has considered various proposals to reduce GHG emissions, and it is possible federal legislation could be adopted in the future.  Internationally, the Kyoto Protocol set binding emission targets for developed countries that ratified it (the U.S. did not ratify, and Canada officially withdrew from its Kyoto commitment in 2012) to reduce their global GHG emissions.  The Kyoto Protocol was nominally extended past its expiration date of December 2012, with a requirement for a new legal construct to be put into place by 2015.  The United Nations Framework Convention on Climate Change met in Paris, France in December 2015 and agreed to an international climate agreement (the "Paris Agreement").  Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions.  These commitments could further reduce demand and prices for our coal.  In June of 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement, which has a four year exit process.  Future participation in the Paris Agreement by the U.S. remains uncertain. However, many states, regions and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities.  Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions under the CAA based on the U.S. Supreme Court's 2007 decision in Massachusetts v. Environmental Protection Agency that the EPA has authority to regulate GHG emissions.  In 2009, the EPA issued a final rule, known as the "Endangerment Finding", which found that GHG emissions, including carbon dioxide and methane, endanger public health and welfare and that six GHGs, including carbon dioxide and methane, emitted by motor vehicles endanger both the public health and welfare.

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

In March 2012, the EPA proposed New Source Performance Standards ("NSPS") for carbon dioxide emissions from new fossil fuel-fired power plants.  The proposal requires new coal units to meet a carbon dioxide emissions standard of 1,000 lbs. CO2/MWh, which is equivalent to the carbon dioxide emitted by a natural gas combined cycle unit.  In January 2014, the EPA formally published its re-proposed NSPS for carbon dioxide emissions from new power plants.  The re-proposed rule requires an emissions standard of 1,100 lbs. CO2/MWh for new coal-fired power plants.  To meet such a standard, new coal plants would be required to install carbon capture and storage ("CCS") technology. In August 2015, the EPA released final rules requiring newly constructed coal-fired steam electric generating units ("EGUs") to emit no more than 1,400 lbs CO2/MWh (gross) and be constructed with CCS to capture 16% of CO2 produced by an electric generating unit burning bituminous coal.  At the same time, the EPA finalized GHG emissions regulations for modified and existing power plants.  The rule for modified sources required reducing GHG emissions from any modified or reconstructed source and could limit the ability of generators to upgrade coal-fired power plants thereby reducing the demand for coal.  In April 2017, the EPA published notice in the federal register that the agency has initiated a review of the NSPS for new and modified fossil fuel fired power plants and that, following the review, the EPA will initiate reconsideration proceedings to suspend, revise or rescind this NSPS.  Challenges to the NSPS have been filed in U.S. Court of Appeal for the D.C. Circuit and oral arguments were set for April 2017; however, in April 2017, the U.S Court of Appeal for the D.C. Circuit ordered the NSPS case held in abeyance for an EPA review of the rule.  It is likely than any repeal or revisions to the NSPS will be subject to legal challenges as well.  Future implementation of the NSPS is uncertain at this time.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The Supreme Court's stay applies only to EPA's regulations for CO2 emissions from existing power plants and will not affect EPA's standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time.   In connection with this proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking ("ANPRM") in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units.  The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose.  If the effort to repeal the rules is unsuccessful and the rules were upheld at the conclusion of this appellate process and were implemented in their current form, or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for coal would likely be further decreased, potentially significantly, and our business would be adversely impacted.

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

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act ("NEPA").  These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects.  In December 2014 the Council on Environmental Quality ("CEQ") released updated draft guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their NEPA evaluations.  The guidance encourages agencies to provide more detailed discussion of the direct, indirect, and cumulative impacts of a proposed action's reasonably foreseeable emissions and effects.  This guidance could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our future operations, including due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.  In April 2017, CEQ withdrew its final 2016 guidance on how federal agencies should incorporate climate change and GHG considerations into NEPA reviews of federal actions.

Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities.  For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement ("RGGI"), calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states.  The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program.  Auctions for carbon dioxide allowances under the program began in September 2008.  Since its inception, several additional northeastern states and Canadian provinces have joined RGGI as participants or observers.  In addition, New Jersey has announced its intention to rejoin RGGI following the change in state government administrations.

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

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the Clean Water Act. A 2015 rulemaking by EPA to revise the standard was stayed nationwide by the U.S. Court of Appeals for the Sixth Circuit and stayed for certain primarily western states by a United States District Court in North Dakota. In January 2018, the Supreme Court determined that the circuit courts do not have jurisdiction to hear challenges to the 2015 rule, removing the basis for the Sixth Circuit to continue its nationwide stay. Additionally, EPA has promulgated a final rule that extends the applicability date of the 2015 rule for another two years in order to allow EPA to undertake a rulemaking on the question of what constitutes a water of the United States. In the meantime, judicial challenges to the 2015 rulemaking are likely to continue to work their way through the courts along with challenges to the recent rulemaking that extends the applicability date of the 2015 rule. For now, EPA and the Corps of Engineers will continue to apply the existing standard for what constitutes a water of the United States as determined by the Supreme Court in the Rapanos case and post-Rapanos guidance. Should the 2015 rule take effect, or should a different rule expanding the definition of what constitutes a water of the United States be promulgated as a result of EPA and the Corps of Engineers' rulemaking process, we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.

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

The EPA finalized the CCB rule on December 19, 2014, setting nationwide solid nonhazardous waste standards for CCB disposal.  On April 17, 2015, the EPA finalized regulations under the solid waste provisions of Subtitle D of RCRA and not the hazardous waste provisions of Subtitle C which became effective on October 19, 2015.  EPA affirms in the preamble to the final rule that "this rule does not apply to CCR placed in active or abandoned underground or surface mines."  Instead, "the U.S. Department of Interior ("DOI") and EPA will address the management of CCR in mine fills in a separate regulatory action(s)."   While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal.

On November 3, 2015, EPA published the final rule Effluent Limitations Guidelines and Standards ("ELG"), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCR and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal burning power plants that cannot comply with the new standards.  These regulations add costs to the operation of coal burning power plants on top of other regulations like the 2014 regulations issued under Section 316(b) of the CWA that affects the cooling water intake structures at power plants in order to reduce fish impingement and entrainment.  Individually and collectively, these regulations could, in turn, impact the market for our products.  In April 2017, EPA granted petitions for reconsideration and an administrative stay of all future compliance deadlines for the ELG rule.  In August 2017, EPA granted petitions for reconsideration of the CCR rule.

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

Employees

To conduct our operations, as of January 25, 2018, we employed 3,321 full-time employees, including 2,931 employees involved in active mining operations, 180 employees in other operations, and 179 corporate employees.  Our work force is entirely union-free.

Administrative Services

On April 1, 2010, effective January 1, 2010, ARLP entered into an amended and restated administrative services agreement ("Administrative Services Agreement") with our general partner, the Intermediate Partnership, AGP, AHGP and Alliance Resource Holdings II, Inc. ("ARH II").  The Administrative Services Agreement superseded the administrative services agreement signed in connection with the AHGP IPO in 2006.  Under the Administrative Services Agreement, certain employees, including some executive officers, provide administrative services for AHGP, AGP and ARH II and their respective affiliates.  We are reimbursed for services rendered by our employees on behalf of these entities as provided under the Administrative Services Agreement.  We billed and recognized administrative service revenue under this agreement for the year ended December 31, 2017 of $0.4 million from AHGP.  Please read "Item 13—Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

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

The amount of cash we can distribute to holders of our common units or other partnership securities each quarter principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of coal we are able to produce from our properties;
•	the price at which we are able to sell coal, which is affected by the supply of and demand for domestic and foreign coal;
•	the level of our operating costs;
•	weather conditions and patterns;
•	the proximity to and capacity of transportation facilities;
•	domestic and foreign governmental regulations and taxes;
•	regulatory, administrative and judicial decisions;
•	competition within our industry;
•	the price and availability of alternative fuels;
•	the effect of worldwide energy consumption; and
•	prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend on other factors, including:

•	the level of our capital expenditures;
•	the cost of acquisitions and investments;
•	our debt service requirements and restrictions on distributions contained in our current or future debt agreements;
•	fluctuations in our working capital needs;
•	unavailability of financing resulting in unanticipated liquidity constraints;
•	our ability to borrow under our credit agreement to make distributions to our unitholders; and
•	the amount, if any, of cash reserves established by our general partner, in its discretion, for the proper conduct of our business.

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

We may issue an unlimited number of limited partner interests, on terms and conditions established by our general partner, without the consent of our unitholders, which will dilute your ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level.

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

As of December 31, 2017, AHGP owned 87,188,338 of our common units.  AHGP also indirectly owns our general partner.  AHGP has announced its intent to distribute our common units to the holders of its equity interests in the Simplification Transactions and those holders may dispose of some or all of these units.  The sale or disposition of a substantial number of our common units by our existing unitholders in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.  We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

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

The credit and risk profile of our general partner and its owners could adversely affect our credit ratings and profile.

The credit and risk profile of our general partner or its owners may be factors in credit evaluations of us as a master limited partnership.  This is because our general partner can exercise significant influence or control over our business activities, including our cash distribution policy, acquisition strategy and business risk profile.  Another factor that may be considered is the financial condition of AHGP, including the degree of its financial leverage and its dependence on cash flow from us to service its indebtedness.

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

Our unitholders do not elect our general partner or vote on our general partner's officers or directors.  As of December 31, 2017, AHGP owned 66.7% of our outstanding units, a sufficient number to block any attempt to remove our general partner.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business.  Unitholders did not elect our general partner and will have no right to elect our general partner on an annual or other continuing basis.

In addition, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner.  Our general partner may not be removed except upon the vote of the holders of at least 66.7% of our outstanding units.  As of December 31, 2017, AHGP owned approximately 66.7% of our outstanding units.  Consequently, it is not currently possible for our general partner to be removed without the consent of AHGP.  As a result, the price at which our units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Furthermore, unitholders' voting rights are also restricted by a provision in our partnership agreement that provides that any units held by a person that owns 20.0% or more of any class of units then outstanding, other than our general partner and its affiliates, cannot be voted on any matter.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of its equity securities without the consent of our unitholders.  Furthermore, there is no restriction in the partnership agreement on the ability of the members of our general partner to sell or transfer all or part of their ownership interest in our general partner to a third party.  The new owner or owners of our general partner would then be in a position to replace the directors and officers of our general partner and control the decisions made and actions taken by the Board of Directors and officers.

Unitholders may be required to sell their units to our general partner at an undesirable time or price.

If at any time less than 20.0% of our outstanding common units are held by persons other than our general partner and its affiliates, our general partner will have the right to acquire all, but not less than all, of those units at a price no less than their then-current market price.  As a consequence, a unitholder may be required to sell his common units at an undesirable time or price.  Our general partner may assign this purchase right to any of its affiliates or to us.

Cost reimbursements due to our general partner may be substantial and may reduce our ability to pay distributions to unitholders.

Prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all expenses they have incurred on our behalf.  The reimbursement of these expenses and the payment of these fees could adversely affect our ability to make distributions to the unitholders.  Our general partner has sole discretion to determine the amount of these expenses and fees.  For additional information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Related-Party Transactions—Administrative Services," and "Item 8. Financial Statements and Supplementary Data—Note 18. Related-Party Transactions."

We depend on the leadership and involvement of Joseph W. Craft III and other key personnel for the success of our business.

We depend on the leadership and involvement of Mr. Craft, a Director and President and Chief Executive Officer of our general partner.  Mr. Craft has been integral to our success, due in part to his ability to identify and develop internal growth projects and accretive acquisitions, make strategic decisions and attract and retain key personnel.  The loss of his leadership and involvement or the services of any members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

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

Our partnership agreement limits our general partner's fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that waive or consent to conduct by our general partner and its affiliates and which reduce the obligations to which our general partner would otherwise be held by state-law fiduciary duty standards.  The following is a summary of the material restrictions contained in our partnership agreement on the fiduciary duties owed by our general partner to the limited partners. Our partnership agreement:

•

permits our general partner to make a number of decisions in its "sole discretion."  This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner;

•	provides that our general partner is entitled to make other decisions in its "reasonable discretion";
•

generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the interests of all parties involved, including its own. Unless our general partner has acted in bad faith, the action taken by our general partner shall not constitute a breach of its fiduciary duty; and

•

provides that our general partner and our officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions if our general partner and those other persons acted in good faith.

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

Our general partner's discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

Our partnership agreement requires our general partner to deduct from available cash reserves that in its reasonable discretion are necessary for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners.  These cash reserves will affect the amount of cash available for distribution to unitholders.

Our general partner has conflicts of interest and limited fiduciary responsibilities, which may permit our general partner to favor their own interests to the detriment of our unitholders.

Conflicts of interest could arise in the future as a result of relationships between our general partner and its affiliates, on the one hand, and us, on the other hand.  As a result of these conflicts our general partner may favor its own interests and those of their affiliates over the interests of our unitholders.  The nature of these conflicts includes the following considerations:

•

Remedies available to our unitholders for actions that might, without the limitations, constitute breaches of fiduciary duty are limited.  Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•	Our general partner is allowed to take into account the interests of parties in addition to us in resolving conflicts of interest, thereby limiting its fiduciary duties to our unitholders.
•

Our general partner's affiliates are not prohibited from engaging in other businesses or activities, including those in direct competition with us, except as provided in the omnibus agreement (please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement").

•

Our general partner determines the amount and timing of our asset purchases and sales, capital expenditures, borrowings and reserves, each of which can affect the amount of cash that is distributed to unitholders.

•	Our general partner determines whether to issue additional units or other equity securities in us.
•	Our general partner determines which costs are reimbursable by us.
•	Our general partner controls the enforcement of obligations owed to us by it.
•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•

Our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.

•	In some instances our general partner may borrow funds in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

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

Weakness in global economic conditions or economic conditions in any of the industries we serve or in the financial markets could materially adversely affect our business and financial condition.  For example:

•	the demand for electricity in the U.S. and globally may decline if economic conditions deteriorate, which may negatively impact the revenues, margins and profitability of our business;
•	any inability of our customers to raise capital could adversely affect their ability to honor their obligations to us; and
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

We compete with other coal producers in various regions of the U.S. for domestic coal sales.  In addition, we face competition from foreign and domestic producers that sell their coal in the international coal markets.  The most important factors on which we compete are delivered price (i.e., the cost of coal delivered to the customer, including transportation costs, which are generally paid by our customers either directly or indirectly), coal quality characteristics, contract flexibility (e.g., volume optionality and multiple supply sources) and reliability of supply.  Some competitors may have, among other things, larger financial and operating resources, lower per ton cost of production, or relationships with specific transportation providers.  The competition among coal producers may impact our ability to retain or attract customers and could adversely impact our revenues and cash available for distribution.   In addition, declining prices from an oversupply of coal in the market could reduce our revenues and cash available for distribution.

Changes in consumption patterns by utilities regarding the use of coal have affected our ability to sell the coal we produce.

According to the most recent information from the Energy Information Administration, since 2000, coal's share of U.S. electricity production has fallen from 53% to 30%, while natural gas' share has increased from 16% to 32%.

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

Future environmental regulation of GHG emissions also could accelerate the use by utilities of fuels other than coal.  In addition, state and federal mandates for increased use of electricity derived from renewable energy sources could affect demand for coal.  For example, to the extent implemented as originally finalized, the EPA's CPP could likely incentivize additional electric generation from natural gas and renewable sources, and Congress has extended tax credits for renewables.  In addition, a number of states have enacted mandates that require electricity suppliers to rely on renewable energy sources in generating a certain percentage of power.  Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal.  A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact our results of operations and reduce our cash available for distribution.

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

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere.  On December 15, 2009, the EPA published the Endangerment Finding asserting that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment, and the EPA has begun to regulate GHG emissions pursuant to the CAA.  The EPA previously finalized an NSPS to regulate GHG emissions from new power plants; however, the EPA published notice in the federal register in April 2017 that the agency has initiated a review of the NSPS for new and modified fossil fuel fired power plants and that, following the review, the EPA will initiate reconsideration proceedings to suspend, revise or rescind this NSPS.  The finalized standard requires CCS, a technology that is not yet commercially feasible without government subsidies and that has not been demonstrated in the marketplace.  This requirement, to the extent implemented as originally finalized, effectively prevents construction of new coal fired power plants. In August 2015, the EPA issued its final CPP rules that establish carbon pollution standards for existing power plants, called CO2 emission performance rates.  Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the Circuit Court even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The Supreme Court's stay applies only to EPA's regulations for CO2 emissions from existing power plants and will not affect EPA's standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP,

although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time.   In connection with this proposed repeal, EPA issued an ANPRM in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units.  The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose.  If the effort to repeal the rules is unsuccessful and the rules were upheld at the conclusion of this appellate process and were implemented in their current form, or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for coal would likely be further decreased, potentially significantly, and our business would be adversely impacted.    Please read "Item 1. Business—Regulation and Laws—Air Emissions" and "—Carbon Dioxide Emissions."

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

Since 2010, utilities have formally announced the retirement or conversion of more than 600 coal-fired electric generating units through 2030.  These retirements and conversions amount to nearly 111,000 megawatts ("MW") or almost 35% of the 2010 total coal electric generating capacity.  At the end of 2017 retirement and conversions affecting 69,000

MW, or approximately 22% of the 2010 total coal electric generating capacity, are estimated to have occurred.  Most of these announced and completed retirements and conversions have been attributed to the EPA regulations, although other factors such as an aging coal fleet and low natural gas prices have also played a role.  The reduction in coal electric capacity negatively impacts overall coal demand.  Additional regulations and other factors could lead to additional retirements and conversions and, thereby, additional reductions in the demand for coal.

We or our customers could be subject to tort claims based on the alleged effects of climate change.

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

In 2017, we sold approximately 71.7% of our sales tonnage under contracts having a term greater than one year, which we refer to as long-term contracts.  Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts.  From time to time industry conditions may make it more difficult for us to enter into long-term contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time.  Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

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

While we did not have customers from which we derived 10% or more of our revenues in 2017, if we were to lose any of our significant customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. If the creditworthiness of our customers declines significantly, our business could be adversely affected.  In addition, if a customer refuses to accept shipments of our coal for which they have an existing contractual obligation, our revenues will decrease and we may have to reduce production at our mines until our customer's contractual obligations are honored.  See "Item 3. Legal Proceedings."

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

Effective October 1, 2017, we renewed our annual property and casualty insurance program.  Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance, LLC ("Wildcat Insurance").

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

We have long-term indebtedness, consisting of our outstanding senior unsecured notes, revolving credit facility and term loan agreement.  At December 31, 2017, our total long-term indebtedness outstanding was $502.4 million.  Our leverage may:

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

We have outstanding surety bonds with governmental agencies for reclamation, federal and state workers' compensation and other obligations.  At December 31, 2017, our total of such bonds was $268.7 million.  We may have difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits.  In addition, those governmental agencies may increase the amount of bonding required.  Our inability to acquire or failure to maintain these bonds, or a substantial increase in the bonding requirements, would have a material adverse effect on us.

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

We have indirect investments in oil and gas mineral interests and gas compression services in the continental U.S. Consequently, the value of the investments as well as any resulting cash flows, may fluctuate with changes in the market and prices for oil and natural gas. Since we began these investments in late 2014, the oil and natural gas industry has experienced significant fluctuations in commodity prices driven by a global supply/demand imbalance for oil and an oversupply of natural gas in the U.S.  If commodity prices decline to lower levels, we could see a decrease in the value of these investments or in the cash flows they generate. For more information on our involvement with AllDale Partnerships and Kodiak, please read "Item 8. Financial Statements and Supplementary Data—Note 11. Investments."

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

Risks Related to Our Proposed Simplification Transactions

The completion of the Simplification Transactions is subject to conditions.

The Simplification Agreement contains conditions, some of which are beyond the parties' control, that, if not satisfied or waived, may delay the closing of the Simplification Transactions or result in the Simplification Transactions not occurring. We cannot predict with certainty when and whether any of the conditions to the completion of the Simplification Transactions will be satisfied. Any delay in completing the Simplification Transactions could increase our cost or cause us not to realize, or delay realization of, some or all of the benefits that we expect to achieve from the Simplification Transactions. If the Simplification Transactions are not completed, we and AHGP will have incurred substantial expenses for which no ultimate benefit will have been received by either company. In addition, if the Simplification Agreement is terminated under specified circumstances, either we or AHGP will be required to pay certain expenses of the other party.

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service ("IRS") were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, and would likely be liable for state income tax at varying rates.  Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders.  Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced.  Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of the units.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation.  If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced and the value of our units could be negatively impacted.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered such substantive changes to the existing federal income tax laws that affect us or all publicly traded partnerships.  For example, recently enacted legislation repealed Section 199, which, prior to its repeal, entitled our unitholders to a deduction equal to a specified percentage of our qualified production activities income that was allocated to such unitholder.  In addition, although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

Further, on January 24, 2017, final regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. (the "Final Regulations") were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for federal income tax purposes.

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the amount of our unit distributions and the value of an investment in our units.  You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our units, and the costs of any such contest would reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.  The IRS may adopt positions that differ from the positions that we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS may materially and adversely impact the market for our units and the prices at which they trade.  Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders' behalf.

Pursuant to the Bipartisan Budget Act of 2015, for taxable years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties and interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to pay taxes, penalties and interest, our cash available for distribution to our unitholders may be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders' behalf.

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

Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business ("effectively connected income"). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be "effectively connected" with a U.S. trade or business.  As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder's sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-U.S. unitholders should consult a tax advisor before investing in our units.

We treat each purchaser of our units as having the same tax benefits without regard to the units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular unit is transferred.  Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method thereafter.  If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units.  In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain recognized from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

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

At December 31, 2017, we had approximately 1.67 billion tons of coal reserves.  All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below) and closely adhere to the standards described in U.S. Geological Survey ("USGS") Circular 831 and USGS Bulletin 1450-B.  For information on the locations of our mines, please read "Mining Operations" under "Item 1. Business."

The following table sets forth reserve information at December 31, 2017 about our coal operations:

	Mine	Heat
	Type	Content (BTUs	Pounds S02 per MMBTU				Classification		Reserve Assignment		Reserve Control
Operations	(1)	per pound)	<1.2	1.2-2.5	>2.5	Total	Proven	Probable	Assigned	Unassigned	Owned	Leased
			(tons in millions)
Illinois Basin Operations
Dotiki (KY)	U	12,200	—	—	80.6	80.6	52.5	28.1	36.8	43.8	28.8	51.8
Warrior (KY)	U	12,500	—	—	96.4	96.4	72.9	23.5	76.1	20.3	23.8	72.6
Hopkins (KY)	U	12,000	—	—	13.9	13.9	9.7	4.2	—	13.9	2.9	11.0
	S	11,500	—	—	7.8	7.8	7.8	—	7.8	—	7.8	—
River View (KY)	U	11,500	—	—	166.4	166.4	108.4	58.0	166.4	—	37.3	129.1
Henderson/Union (KY)	U	11,400	—	5.7	495.3	501.0	168.2	332.8	—	501.0	90.8	410.2
Onton (KY)	U	11,750	—	—	40.3	40.3	22.6	17.7	40.3	—	0.2	40.1
Sebree (KY)	U	11,400	—	—	8.6	8.6	3.1	5.5	—	8.6	3.9	4.7
Hamilton County (IL)	U	11,650	—	—	559.3	559.3	243.0	316.3	147.1	412.2	53.3	506.0
Gibson (North) (IN, IL)	U	11,500	0.1	8.0	14.5	22.6	17.5	5.1	22.6	—	0.3	22.3
Gibson (South) (IN)	U	11,500	0.9	19.5	45.2	65.6	56.3	9.3	65.6	—	18.0	47.6
Region Total			1.0	33.2	1,528.3	1,562.5	762.0	800.5	562.7	999.8	267.1	1,295.4

Appalachia Operations
MC Mining (KY)	U	12,900	2.9	0.5	1.7	5.1	4.4	0.7	2.9	2.2	0.1	5.0
Mettiki (MD)	U	13,200	—	1.6	3.8	5.4	5.2	0.2	5.4	—	—	5.4
Mettiki (WV)	U	13,200	—	8.2	8.2	16.4	11.0	5.4	10.5	5.9	2.4	14.0
Tunnel Ridge (WV)	U	12,600	—	—	83.6	83.6	33.8	49.8	83.6	—	—	83.6
Region Total			2.9	10.3	97.3	110.5	54.4	56.1	102.4	8.1	2.5	108.0

Total			3.9	43.5	1,625.6	1,673.0	816.4	856.6	665.1	1,007.9	269.6	1,403.4

% of Total			0.2%	2.6%	97.2%	100.0%	48.8%	51.2%	39.8%	60.2%	16.1%	83.9%

(1)	U = Underground and S = Surface

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

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product.  All of our reserves are steam coal, except for reserves at Mettiki that can be delivered to the steam or metallurgical markets.  The 2.9 million tons of reserves listed at MC Mining as <1.2 pounds of SO2 per million British thermal units ("MMBTU") are marketable as compliance coal under Phase II of CAA.

Assigned reserves are those reserves that have been designated for mining by a specific operation.  Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.  British thermal units ("BTU") values are reported on an as shipped, fully washed basis. Shipments that are either fully or partially raw will have a lower BTU value.

We own or control certain leases for coal deposits that do not currently meet the criteria to be reflected as reserves but may be reclassified as reserves in the future.  These tons are classified as non-reserve coal deposits and are not included in our reported reserves.  These non-reserve coal deposits include the following: Mettiki—2.9 million tons, Tunnel Ridge—17.4 million tons, Hamilton—33.3 million tons, Warrior—4.8 million tons, Dotiki—0.6 million tons, Onton—4.6 million tons, Gibson (North)—0.4 million tons, Gibson (South)—1.2 million tons, Elk Creek––4.9 million tons and Pattiki––53.5 million tons.  The Henderson/Union Reserves account for the majority of our non-reserve coal deposits with 199.9 million tons.  In addition, there are 17.3 million tons located near our Dotiki complex for total non-reserve coal deposits of 340.8 million tons.

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

Mining Operations

The following table sets forth production and other data about our mining operations:

		Tons Produced
Operations	Location	2017	2016	2015	Transportation	Equipment
		(in millions)
Illinois Basin Operations
Dotiki	Kentucky	2.6	3.7	4.0	CSX, PAL, truck, barge	CM
Warrior	Kentucky	3.6	3.8	4.0	CSX, PAL, truck, barge	CM
Hopkins	Kentucky	—	0.4	2.9	CSX, PAL, truck, barge	CM, TS
River View	Kentucky	9.0	8.6	9.1	Barge	CM
Onton	Kentucky	—	—	1.8	Barge, truck	CM
Hamilton	Illinois	6.1	3.0	2.7	CSX, EVWR, NS, truck, barge	LW, CM
Pattiki	Illinois	—	1.9	2.4	CSX, EVWR, barge	CM
Gibson (North)	Indiana	—	—	2.2	CSX, NS, truck, barge	CM
Gibson (South)	Indiana	6.0	4.0	2.9	CSX, NS, truck, barge	CM
Region Total		27.3	25.4	32.0

Appalachia Operations
MC Mining	Kentucky	1.4	1.2	1.5	CSX, truck, barge	CM
Mettiki	WV, MD	2.1	2.0	2.1	CSX, truck	LW, CM
Tunnel Ridge	West Virginia	6.8	6.6	5.6	Barge, WLE, NS	LW, CM
Region Total		10.3	9.8	9.2

TOTAL		37.6	35.2	41.2

CSX	-	CSX Railroad
EVWR	-	Evansville Western Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
WLE	-	Wheeling & Lake Erie Railroad
CM	-	Continuous Miner
LW	-	Longwall
TS	-	Truck, Shovel, Front End Loader or Dozer

ITEM 3.LEGAL PROCEEDINGS

From time to time we are party to litigation matters incidental to the conduct of our business. We initiated litigation on January 15, 2015 alleging that a customer anticipatorily breached a coal supply contract when it notified us that it would not accept coal shipments under the contract after April 15, 2015.  The contract obligated the customer to purchase more than 5.0 million tons during the period between April 16, 2015 and the end of the contract term on December 31, 2021.  On February 18, 2018 we reached agreement with the customer and certain of its affiliates to settle the litigation.  The agreement includes a $93 million payment to us and certain future coal supply commitments.  In addition, we will acquire certain coal reserves for $2.0 million from an affiliate of the customer.  As a result of certain costs related to this settlement, we expect to realize approximately $80 million from the recovery.

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

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners' interests are listed on the NASDAQ Global Select Market under the symbol "ARLP." The common units began trading on August 20, 1999.  On February 8, 2018, the closing market price for the common units was $18.40 per unit and there were 130,903,256 common units outstanding.  There were approximately 32,648 record holders of common units at December 31, 2017.

The following table sets forth the range of high and low sales prices per common unit and the amount of cash distributions declared and paid with respect to the units, for the two most recent fiscal years:

	High	Low	Distributions Per Unit
1st Quarter 2016	$14.75	$9.95	$0.4375 (paid May 13, 2016)
2nd Quarter 2016	$16.85	$11.00	$0.4375 (paid August 12, 2016)
3rd Quarter 2016	$22.65	$15.50	$0.4375 (paid November 14, 2016)
4th Quarter 2016	$26.65	$21.40	$0.4375 (paid February 14, 2017)
1st Quarter 2017	$25.55	$20.25	$0.4375 (paid May 15, 2017)
2nd Quarter 2017	$23.45	$18.15	$0.50 (paid August 14, 2017)
3rd Quarter 2017	$21.30	$17.65	$0.505 (paid November 14, 2017)
4th Quarter 2017	$20.80	$17.60	$0.51 (paid February 14, 2018)

We distribute to our partners, on a quarterly basis, all of our available cash.  "Available cash," as defined in our partnership agreement, generally means, with respect to any quarter, all cash on hand at the end of each quarter, plus working capital borrowings after the end of the quarter, less cash reserves in the amount necessary or appropriate in the reasonable discretion of our general partner to (a) provide for the proper conduct of our business, (b) comply with applicable law or any debt instrument or other agreement of ours or any of our affiliates, and (c) provide funds for distributions to unitholders and the general partner for any one or more of the next four quarters.  Prior to the Exchange Transaction, if quarterly distributions of available cash exceeded certain target distribution levels, MGP received distributions based on specified increasing percentages of the available cash that exceeded the target distribution levels.  The target distribution levels were based on the amounts of available cash from our operating surplus distributed for a quarter that exceeded the MQD and common unit arrearages, if any.  The MQD was defined as $0.125 per unit for each full fiscal quarter ($0.50 per unit on an annual basis).

Under the quarterly incentive distribution provisions of the partnership agreement prior to the Exchange Transaction, MGP was entitled to receive 15% of the amount we distributed in excess of $0.1375 per unit, 25% of the amount we distributed in excess of $0.15625 per unit, and 50% of the amount we distributed in excess of $0.1875 per unit.  Beginning with distributions declared for the three months ended June 30, 2017, payable in August 2017, we no longer make distributions with respect to IDRs.

Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters" contained herein.

ITEM 6.SELECTED FINANCIAL DATA

Our historical financial data below were derived from our audited consolidated financial statements as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.  Prior years results presented have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).

(in millions, except unit, per unit and per ton data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Income
Sales and operating revenues:
Coal sales	$1,711.1	$1,861.8	$2,158.0	$2,208.6	$2,137.4
Transportation revenues	41.7	30.1	33.6	26.0	32.6
Other sales and operating revenues	43.4	39.6	82.1	66.1	35.5
Total revenues	1,796.2	1,931.5	2,273.7	2,300.7	2,205.5
Expenses:
Operating expenses (excluding depreciation, depletion and amortization)	1,095.2	1,124.8	1,386.8	1,383.4	1,398.8
Transportation expenses	41.7	30.1	33.6	26.0	32.6
Outside coal purchases	—	1.5	0.3	—	2.0
General and administrative	61.8	72.6	67.5	72.5	63.7
Depreciation, depletion and amortization	269.0	336.5	324.0	274.6	264.9
Asset impairment	—	—	100.1	—	—
Total operating expenses	1,467.7	1,565.5	1,912.3	1,756.5	1,762.0
Income from operations	328.5	366.0	361.4	544.2	443.5
Interest expense (net of interest capitalized)	(39.4)	(30.7)	(31.2)	(33.6)	(27.0)
Interest income	0.1	—	1.5	1.7	1.0
Equity investment income (loss)	13.9	3.5	(49.0)	(16.7)	(24.4)
Cost investment income	6.4	—	—	—	—
Acquisition gain, net	—	—	22.5	—	—
Debt extinguishment loss	(8.1)	—	—	—	—
Other income	3.0	0.7	1.0	1.6	1.8
Income before income taxes	304.4	339.5	306.2	497.2	394.9
Income tax expense	0.2	—	—	—	1.4
Net income	304.2	339.5	306.2	497.2	393.5
Less: Net income attributable to noncontrolling interest	(0.6)	(0.1)	—	—	—
Net income attributable to Alliance Resource Partners, L.P. ("Net Income of ARLP")	$303.6	$339.4	$306.2	$497.2	$393.5
General Partners' interest in Net Income of ARLP	$21.9	$80.9	$146.3	$138.3	$121.4
Limited Partners' interest in Net Income of ARLP	$281.7	$258.5	$159.9	$358.9	$272.1
Basic and diluted net income of ARLP per limited partner unit (1) (2)	$2.80	$3.39	$2.11	$4.77	$3.63
Distributions paid per limited partner unit	$1.88	$1.9875	$2.6625	$2.4725	$2.2825
Weighted-average number of units outstanding-basic and diluted	98,707,696	74,354,162	74,174,389	74,044,417	73,904,384

Balance Sheet Data:
Working capital (3)	$(8.0)	$(50.2)	$(108.2)	$(80.0)	$109.4
Total assets	2,219.4	2,193.0	2,361.3	2,285.1	2,121.9
Long-term obligations (4)	473.0	485.0	658.6	606.9	848.4
Total liabilities	1,067.9	1,099.6	1,372.0	1,270.0	1,270.7
Partners' capital	$1,151.5	$1,093.4	$989.3	$1,015.1	$851.2
Other Operating Data:
Tons sold	37.8	36.7	40.2	39.7	38.8
Tons produced	37.6	35.2	41.2	40.7	38.8
Coal sales per ton sold (5)	$45.24	$50.76	$53.62	$55.59	$55.04
Cost per ton sold (6)	$28.95	$30.71	$34.46	$34.82	$36.07
Other Financial Data:
Net cash provided by operating activities	$556.1	$703.5	$716.3	$739.2	$704.7
Net cash used in investing activities	(244.8)	(191.8)	(355.9)	(441.2)	(426.0)
Net cash used in financing activities	(344.4)	(505.4)	(351.6)	(367.0)	(213.3)
EBITDA (7)	612.7	706.7	659.9	803.7	685.9
Adjusted EBITDA (7)	620.8	706.7	737.5	803.7	685.9
Maintenance capital expenditures (8)	$140.0	$93.3	$236.3	$236.3	$222.4

(1)

Diluted earnings per unit ("EPU") gives effect to all dilutive potential common units outstanding during the period using the treasury stock method.  Diluted EPU excludes all dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, long-term incentive plan ("LTIP"), Supplemental Executive Retirement Plan ("SERP") and Directors' compensation units of 1,466,404, 922,386, 734,171, 798,701 and 682,746, respectively, were considered anti-dilutive.

(2)

As a result of the Exchange Transaction, net income beginning with the second quarter of 2017 was not allocated to incentive distribution rights and the related general partner interests exchanged; however, additional net income in a corresponding amount was allocated to limited partner interests.  Please read "Item 8. Financial Statements and Supplementary Data—Note 12. Net Income of ARLP Per Limited Partner Unit" for more information on the impact of the Exchange Transaction on basic and diluted net income of ARLP per limited partner unit, including a table presenting basic and diluted net income of ARLP per limited partner unit on a pro forma basis as if the Exchange Transaction had taken place on January 1, 2015.

(3)	Working capital is impacted by current maturities of long-term debt. For information regarding long-term debt, please read "Item 8. Financial Statements and Supplementary Data—Note 7. Long-Term Debt."

(4)	Long-term obligations include long-term portions of debt and capital lease obligations.

(5)	Coal sales per ton sold are based on total coal sales divided by tons sold.

(6)	Cost per ton sold is based on the total of operating expenses and outside coal purchases divided by tons sold.

(7)

EBITDA and Adjusted EBITDA are financial measures not calculated in accordance with generally accepted accounting principles ("GAAP").  EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes and depreciation, depletion and amortization. Adjusted EBITDA is EBITDA modified for certain items that may not reflect the trend of future results, such as asset impairments, gains and losses from acquisition-valuation related accounting and debt extinguishment losses.

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

The following table presents a reconciliation of (a) GAAP "Cash Flows Provided by Operating Activities" to non-GAAP Adjusted EBITDA and EBITDA and (b) non-GAAP Adjusted EBITDA and EBITDA to GAAP "Net income attributable to ARLP":

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash flows provided by operating activities	$556,116	$703,544	$716,342	$739,201	$704,652
Non-cash compensation expense	(12,326)	(13,885)	(12,631)	(11,250)	(8,896)
Asset retirement obligations	(3,793)	(3,769)	(3,192)	(2,730)	(3,004)
Coal inventory adjustment to market	(449)	—	(1,952)	(377)	(2,811)
Equity investment income (loss)	13,860	3,543	(49,046)	(16,648)	(24,441)
Distributions received from investments	(13,939)	(2,719)	—	—	—
Paid-in-kind distributions received from cost investment	6,398	—	—	—	—
Net gain (loss) on sale of property, plant and equipment	696	76	1	4,409	(3,475)
Valuation allowance of deferred tax assets	3,339	1,365	(1,557)	(1,636)	(3,483)
Other	(6,212)	(3,300)	(6,388)	5,151	6,251
Net effect of working capital changes	37,640	(8,808)	66,159	55,659	(6,392)
Interest expense, net	39,291	30,659	29,694	31,913	26,082
Income tax expense	210	13	21	—	1,396
Adjusted EBITDA	620,831	706,719	737,451	803,692	685,879
Asset impairment	—	—	(100,130)	—	—
Acquisition gain, net	—	—	22,548	—	—
Debt extinguishment loss	(8,148)	—	—	—	—
EBITDA	612,683	706,719	659,869	803,692	685,879
Depreciation, depletion and amortization	(268,981)	(336,509)	(323,983)	(274,566)	(264,911)
Interest expense, net	(39,291)	(30,659)	(29,694)	(31,913)	(26,082)
Income tax expense	(210)	(13)	(21)	—	(1,396)
Net income	304,201	339,538	306,171	497,213	393,490
Net (income) loss attributable to noncontrolling interests	(563)	(140)	27	16	—
Net income attributable to ARLP	$303,638	$339,398	$306,198	$497,229	$393,490

(8)

Our maintenance capital expenditures, as defined under the terms of our partnership agreement, are those capital expenditures required to maintain, over the long term, the operating capacity of our capital assets.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data where you can find more detailed information in "Note 1. Organization and Presentation" and "Note 2. Summary of Significant Accounting Policies" regarding the basis of presentation supporting the following financial information.

Executive Overview

We are a diversified producer and marketer of coal primarily to major U.S. utilities and industrial users and were the first such producer and marketer in the nation to be a publicly traded master limited partnership.  We are currently the second-largest coal producer in the eastern U.S. In 2017, we produced and sold 37.6 million and 37.8 million tons of coal, respectively.  The coal we sold in 2017 was approximately 25.4% low-sulfur coal, 39.9% medium-sulfur coal and 34.7% high-sulfur coal.  Based on market expectations, we classify low-sulfur coal as coal with a sulfur content of less than 1.5%, medium-sulfur coal as coal with a sulfur content of 1.5% to 3%, and high-sulfur coal as coal with a sulfur content of greater than 3%.  The BTU content of our coal ranges from 11,400 to 13,200.

We operate eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, as well as a coal-loading terminal on the Ohio River at Mt. Vernon, Indiana.  In addition, we own equity interests in various oil and gas mineral interests and gas compression services in various geographic locations within producing basins in the continental U.S.  At December 31, 2017, we had approximately 1.67 billion tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  We believe we control adequate reserves to implement our currently contemplated mining plans.  Please see "Item 1. Business—Mining Operations" for further discussion of our mines.

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  On July 31, 2015, Hamilton acquired the remaining equity interests of White Oak, from White Oak Finance Inc. and other parties.  Prior to the acquisition we leased coal reserves to White Oak and owned and operated certain surface facilities at White Oak's mining complex. For more information on the White Oak Acquisition, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions."

In 2017, approximately 80.0% of our sales tonnage was purchased by U.S. electric utilities, with the balance sold to third-party resellers and industrial consumers.  Although many utility customers recently have appeared to favor a shorter-term contracting strategy, in 2017, approximately 71.7% of our sales tonnage was sold under long-term contracts.  Our long-term contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices.  In 2017, approximately 85.9% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices.  These devices, also known as scrubbers, eliminate substantially all emissions of sulfur dioxide.

As discussed in more detail in "Item 1A. Risk Factors," our results of operations could be impacted by prices for items that are used in coal production such as steel, electricity and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments.  Moreover, the regulatory environment in which we operate has grown increasingly stringent as a result of legislation and initiatives pursued during the years prior to the current Trump administration.  Additionally, our results of operations could be impacted by our ability to obtain and renew permits necessary for our operations, secure or acquire coal reserves, or find replacement buyers for coal under contracts with comparable terms to existing contracts.  As outlined in "Item 1. Business—Regulation and Laws," a variety of measures taken by regulatory agencies in the U.S. and abroad in response to the perceived threat from climate change attributed to GHG emissions could substantially increase compliance costs for us and our customers and reduce demand for coal, which could materially and adversely impact our results of operations.  For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, see "Item 1A. Risk Factors."

As discussed above, on February 22, 2018, our Board of Directors and the board of directors of AHGP's general partner approved the Simplification Agreement, pursuant to which AHGP would become a wholly owned subsidiary of

us. For more information regarding the Simplification Agreement, please see "Item 1. Business – Simplification Transactions."

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
•

continuing to make accretive investments in oil and gas related activities, such as oil and gas mineral interests and gas compression services in various geographic locations within producing basins in the continental U.S.

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

•

Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal's Dotiki mining complex, (b) Gibson County Coal's mining complex, which includes the Gibson North and Gibson South mines, (c) Warrior's mining complex, (d) River View's mining complex and (e) the Hamilton mining complex.  The Gibson North mine has been idled since the fourth quarter of 2015 in response to market conditions but is expected to resume production in 2018.

The Illinois Basin reportable segment also includes White County Coal's Pattiki mining complex, Hopkins County Coal's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree's mining complex, which includes the Onton mine, Steamport and certain reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC, and UC Processing, LLC.  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  Our Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.  UC Coal, LLC equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

•

Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex and the MC Mining mining complex.  The Mettiki mining complex includes Mettiki (WV)'s Mountain View mine and Mettiki (MD)'s preparation plant.

•

Other and Corporate includes marketing and administrative activities, Alliance Service, Inc. ("ASI") and its subsidiaries included in the Matrix Group, ASI's ownership of aircraft, our Mt. Vernon dock activities, Alliance Coal's coal brokerage activity, Mid-America Carbonates, LLC's ("MAC") manufacturing and sales (primarily to our mines) of rock dust, certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's ("Pontiki") legacy workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, Alliance Minerals, and its affiliate, Cavalier Minerals, both of which hold equity investments in various AllDale Partnerships, Alliance Mineral's investment in Kodiak, AROP Funding, LLC ("AROP Funding") and our new subsidiary formed on March 30, 2017, Alliance Resource Finance Corporation ("Alliance Finance"). Please read "Item 8. Financial Statements and Supplementary Data—Note 7. Long-Term Debt", "—Note 10. Variable Interest Entities" and "—Note 11. Investments" for more information on AROP Funding, Alliance Finance, Alliance Minerals, Cavalier Minerals, the AllDale Partnerships and Kodiak.

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

Segment Adjusted EBITDA Expense per Ton.  We define Segment Adjusted EBITDA Expense per ton (a non-GAAP financial measure) as the sum of operating expenses, coal purchases and other income divided by total tons sold.  We review Segment Adjusted EBITDA Expense per ton for cost trends.

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

Segment Adjusted EBITDA.  We define Segment Adjusted EBITDA (a non-GAAP financial measure) as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, asset impairment, acquisition gain, net, debt extinguishment loss and general and administrative expenses.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

Analysis of Historical Results of Operations

2017 Compared with 2016

We reported net income attributable to ARLP of $303.6 million for 2017 compared to $339.4 million for 2016.  The decrease of $35.8 million was due to lower coal sales price realizations offset in part by increased sales volumes, decreased operating expenses, reduced depreciation, depletion and amortization and increased income from our oil and gas investments.  Total revenues decreased to $1.80 billion in 2017 compared to $1.93 billion in 2016 as the anticipated reduction in coal sales prices more than offset increased sales volumes and other sales and operating revenues.  Even though sales and production volumes increased for 2017, operating expenses were lower compared to 2016, reflecting our initiatives to shift production to lower-cost operations.  The favorable production cost mix and lower selling expenses in 2017 significantly lowered operating expenses per ton sold compared to 2016.  Results presented for 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

As a result of the Exchange Transaction, net income beginning with the second quarter of 2017 was not allocated to incentive distribution rights and the related general partner interests exchanged; however, additional net income, in a corresponding amount, was allocated to limited partner interests.  We reported earnings per basic and diluted limited partner unit of $2.80 in 2017 compared to $3.39 in 2016.  On a pro forma basis, as if the Exchange Transaction had taken place on January 1, 2016, basic and diluted net income of ARLP per limited partner unit ("Pro Forma EPU") in 2017 would have been $2.27 compared to $2.54 in 2016, reflecting the decline in net income attributable to ARLP as discussed above.  Please read "Item 8. Financial Statements and Supplementary Data—Note 12. Net Income of ARLP Per Limited Partner Unit" for more information on the impact of the Exchange Transaction on earnings per basic and diluted limited partner unit, including a table providing a reconciliation of Pro Forma EPU amounts to net income of ARLP.

	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands)		(per ton sold)
Tons sold	37,824	36,680	N/A	N/A
Tons produced	37,609	35,244	N/A	N/A
Coal sales	$1,711,114	$1,861,788	$45.24	$50.76
Operating expenses and outside coal purchases	$1,095,167	$1,126,362	$28.95	$30.71

Coal sales.  Coal sales decreased $150.7 million or 8.1% to $1.71 billion for 2017 from $1.86 billion for 2016.  The decrease was attributable to lower average coal sales prices, which reduced coal sales by $208.7 million, partially offset by the benefit of increased tons sold, which contributed $58.0 million in additional coal sales.  Average coal sales prices decreased $5.52 per ton sold in 2017 to $45.24 compared to $50.76 per ton sold in 2016, primarily due to the expiration of higher-priced legacy contracts, partially offset by higher price realizations at our Mettiki mine from its participation in the metallurgical coal markets in 2017 and improved prices at our MC Mining mine.  Sales and production volumes rose to 37.8 million tons sold and 37.6 million tons produced in 2017 compared to 36.7 million tons sold and 35.2 million tons produced in 2016, primarily due to strong performances at the Hamilton, Gibson South, Mettiki, MC Mining and Tunnel Ridge mines.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased 2.8% to $1.10 billion for 2017 from $1.13 billion for 2016 primarily as a result of the previously discussed favorable production cost mix.  On a per ton basis, operating expenses and outside coal purchases decreased 5.7% to $28.95 per ton sold from $30.71 per ton sold in 2016, due primarily to increased sales and production volumes and our previously discussed initiatives to shift production to lower-cost operations.  The most significant operating expense variances by category are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 13.2% to $9.24 per ton in 2017 from $10.65 per ton in 2016.  This decrease of $1.41 per ton was primarily attributable to lower labor and benefit costs per ton due to fewer employees resulting in part from our increased mix of lower-cost production as well as lower health care benefit expenses; and

•

Production taxes and royalty expenses decreased $0.49 per produced ton sold in 2017 compared to 2016 primarily as a result of lower excise taxes per ton resulting from a favorable state production mix, increased export sales and lower average coal sales prices.

Operating expenses and outside coal purchases per ton decreases discussed above were partially offset by the following increases:

•

Material and supplies expenses per ton produced increased 1.9% to $9.76 per ton in 2017 from $9.58 per ton in 2016.  The increase of $0.18 per ton produced resulted primarily from increases of $0.27 per ton for contract labor used in the mining process and $0.12 per ton for roof support, partially offset by the increased mix of lower-cost production and a related decrease of $0.10 per ton for power and fuel used in the mining process; and

•

Maintenance expenses per ton produced increased 7.7% to $3.34 per ton in 2017 from $3.10 per ton in 2016.  The increase of $0.24 per ton produced was primarily due to increased maintenance expenses at several mines in both reportable segments due in part to the use of surplus equipment from our idled mines.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales, other outside services and administrative services revenue from affiliates.  Other sales and operating revenues increased to $43.4 million in 2017 from $39.6 million in 2016.  The increase of $3.8 million was primarily due to increased mining technology product sales by Matrix Design and increased transloading revenues from Mt. Vernon, partially offset in comparison to 2016 by proceeds of coal supply contract buy-outs received in 2016.

General and administrative.  General and administrative expenses for 2017 decreased to $61.8 million compared to $72.5 million in 2016.  The decrease of $10.7 million was primarily due to lower incentive compensation expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $269.0 million for 2017 compared to $336.5 million for 2016 primarily as a result of the depletion of reserves at our Elk Creek mine in the first quarter of 2016, closure of the Pattiki mine in the fourth quarter of 2016, volume reductions at our Dotiki and Warrior mines, the use of surplus equipment from our idled mines and ongoing capital reduction initiatives at all of our operations.

Interest expense.  Interest expense, net of capitalized interest, increased to $39.4 million in 2017 from $30.7 million in 2016 primarily due to interest incurred under our Senior Notes issued in April 2017, offset in part by reduced borrowings under our revolving credit facility and the payment of our Term Loan and Series B Senior Notes.  Interest payable under our Senior Notes, revolving credit facility, Term Loan and Series B Senior Notes is discussed below under "–Debt Obligations."

Equity investment income.  Equity investment income increased to $13.9 million in 2017 from $3.5 million in 2016 due to increased income from our investments in the AllDale Partnerships.

Cost investment income.  Distributions of additional preferred interests received from our new Kodiak investment contributed $6.4 million of cost investment income to 2017.

Debt extinguishment loss.  We recognized a debt extinguishment loss of $8.1 million in 2017 to reflect a make-whole payment incurred to repay our Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $41.7 million and $30.1 million for 2017 and 2016, respectively.  The increase of $11.6 million was primarily attributable to increased tonnage for which we arrange third-party transportation at certain mines and an increase in average third-party transportation rates in 2017.  The cost of third-party transportation services are passed through to our customers.

Segment Information.  Our 2017 Segment Adjusted EBITDA decreased 12.4% to $682.6 million from 2016 Segment Adjusted EBITDA of $779.2 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows:

	Year Ended December 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$391,426	$552,284	$(160,858)	(29.1)%
Appalachia	234,124	191,487	42,637	22.3%
Other and Corporate	65,810	46,339	19,471	42.0%
Elimination	(8,769)	(10,862)	2,093	19.3%
Total Segment Adjusted EBITDA (1)	$682,591	$779,248	$(96,657)	(12.4)%

Tons sold
Illinois Basin	27,026	26,912	114	0.4%
Appalachia	10,783	9,734	1,049	10.8%
Other and Corporate	1,636	1,865	(229)	(12.3)%
Elimination	(1,621)	(1,831)	210	11.5%
Total tons sold	37,824	36,680	1,144	3.1%

Coal sales
Illinois Basin	$1,078,255	$1,306,241	$(227,986)	(17.5)%
Appalachia	616,305	534,796	81,509	15.2%
Other and Corporate	74,973	86,174	(11,201)	(13.0)%
Elimination	(58,419)	(65,423)	7,004	10.7%
Total coal sales	$1,711,114	$1,861,788	$(150,674)	(8.1)%

Other sales and operating revenues
Illinois Basin	$1,638	$7,686	$(6,048)	(78.7)%
Appalachia	3,622	3,404	218	6.4%
Other and Corporate	54,070	46,216	7,854	17.0%
Elimination	(15,924)	(17,752)	1,828	10.3%
Total other sales and operating revenues	$43,406	$39,554	$3,852	9.7%

Segment Adjusted EBITDA Expense
Illinois Basin	$688,468	$761,644	$(73,176)	(9.6)%
Appalachia	385,802	346,712	39,090	11.3%
Other and Corporate	83,490	89,594	(6,104)	(6.8)%
Elimination	(65,573)	(72,313)	6,740	9.3%
Total Segment Adjusted EBITDA Expense (1)	$1,092,187	$1,125,637	$(33,450)	(3.0)%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."  Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for 2016 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA decreased 29.1% to $391.4 million in 2017 from $552.3 million in 2016.  The decrease of $160.9 million was primarily attributable to lower coal sales, which decreased 17.5% to $1.08 billion in 2017 from $1.31 billion in 2016, partially offset by decreased expenses resulting from a favorable production mix.  The coal sales decrease of $228.0 million primarily reflects lower average coal sales prices of $39.90 per ton in 2017 compared to $48.54 per ton in 2016, primarily resulting from the expiration of higher-priced legacy contracts.  Lower sales prices were partially offset by increased tons sold, which increased slightly to 27.0 million tons in 2017 from 26.9 million tons in 2016.  Higher sales volumes resulted from strong performances at the Gibson South and Hamilton mines, offset in part by the previously mentioned depletion of reserves at our Elk Creek mine in the 2016 first quarter, the closure of the Pattiki mine in the 2016 fourth quarter and reduced sales at our Dotiki mine.  Segment Adjusted EBITDA Expense decreased 9.6% to $688.5 million in 2017 from $761.6 million in 2016 and Segment Adjusted EBITDA Expense per ton decreased $2.83 per ton sold to $25.47 compared to $28.30 per ton sold in 2016, primarily due to a significant increase in low-cost longwall production from the Hamilton mine, increased production at our Gibson South operation and a related reduced mix of sales volumes from our higher cost mines, as well as reduced selling expenses, lower health care benefit expenses and certain cost decreases described above under "–Operating expenses and outside coal purchases."

Appalachia – Segment Adjusted EBITDA increased 22.3% to $234.1 million in 2017 from $191.5 million in 2016.  The increase of $42.6 million was primarily attributable to increased coal sales, which rose 15.2% to $616.3 million in 2017 compared to $534.8 million in 2016, partially offset by higher Segment Adjusted EBITDA Expense.  The increase of $81.5 million in coal sales resulted from higher sales volumes across the region, which increased 10.8% to 10.8 million tons sold in 2017 compared to 9.7 million tons sold in 2016, and higher average coal sales prices of $57.16 per ton in 2017 compared to $54.94 per ton in 2016.  Higher price realizations in 2017 were a result of sales from our Mettiki mine into the metallurgic coal export market and improved prices at our MC Mining mine.  Segment Adjusted EBITDA Expense increased 11.3% to $385.8 million in 2017 from $346.7 million in 2016 due to increased sales volumes.  Segment Adjusted EBITDA Expense per ton increased slightly to $35.78 per ton compared to $35.62 per ton sold in 2016, primarily due to an increased sales mix of higher-cost Mettiki production in 2017 and reduced recoveries from our Tunnel Ridge mine.

Other and Corporate – Segment Adjusted EBITDA increased by $19.5 million to $65.8 million in 2017 compared to $46.3 million in 2016.  The increase was primarily attributable to higher equity investment income from the AllDale Partnerships, distributions of additional preferred interests received from Kodiak and increased mining technology product sales by Matrix Design.  In 2017, Segment Adjusted EBITDA Expense decreased to $83.5 million for 2017 compared to $89.6 million for 2016 primarily as a result of decreased coal brokerage activity.

Elimination – Segment Adjusted EBITDA Expense eliminations decreased in 2017 to $65.6 million from $72.3 million in 2016 and coal sales eliminations decreased to $58.4 million from $65.4 million in 2016, reflecting decreased intercompany coal sales brokerage activity.

2016 Compared with 2015

We reported net income attributable to ARLP of $339.4 million for 2016 compared to $306.2 million for 2015, an increase of $33.2 million. Comparative results between the years reflect in part the negative net impact in 2015 of $77.6 million of certain large non-cash items ("Non-Cash Items") described below and $48.5 million of equity investment loss related to White Oak also in 2015.  Net income in 2016 was negatively impacted by reduced revenues compared to 2015 resulting from planned reductions in coal sales and production volumes, lower coal sales prices, lower other sales and operating revenues due to the absence of coal royalty and surface facilities revenues from White Oak in 2016, offset in part by reduced operating expenses in 2016.  Lower operating expenses during 2016 primarily reflect decreased sales volumes and a favorable production cost mix resulting from our initiative to shift production to lower-cost per ton operations.  Lower volumes in 2016 resulted from idling our Onton and Gibson North mines in the fourth quarter of 2015 and the planned depletion of reserves at our Elk Creek mine in the first quarter of 2016, partially offset by additional volumes from our Tunnel Ridge and Gibson South operations and the Hamilton mine acquired in the White Oak Acquisition.  The Non-Cash Items in 2015 included asset impairments of $100.1 million offset in part by a net gain of $22.5 million related to final business combination accounting for the White Oak Acquisition.  For more information on the White Oak Acquisition, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions."  For more information on the 2015 non-cash asset impairments, please read "Item 8. Financial Statements and Supplementary Data—Note 4. Long-Lived Asset Impairments."  Results presented for 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as an adjustment to depreciation, depletion and amortization rather than operating expenses.

	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands)		(per ton sold)
Tons sold	36,680	40,247	N/A	N/A
Tons produced	35,244	41,178	N/A	N/A
Coal sales	$1,861,788	$2,158,006	$50.76	$53.62
Operating expenses and outside coal purchases	$1,126,362	$1,387,110	$30.71	$34.46

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

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases decreased 18.8% to $1.13 billion for 2016 from $1.39 billion for 2015 primarily as a result of the previously discussed reductions to coal production volumes and a favorable production cost mix.  On a per ton basis, operating expenses and outside coal purchases decreased 10.9% to $30.71 per ton sold from $34.46 per ton sold in 2015, due primarily to the lower-cost production mix and higher productivity from our Tunnel Ridge and Gibson South mines.  Operating expenses were impacted by various other factors, the most significant of which are discussed below:

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

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense ("DD&A") for 2016 increased to $336.5 million compared to $324.0 million in 2015.  The increase of $12.5 million was primarily due to increases in DD&A associated with our Pattiki mine, which ceased production in December 2016 and the acquisition of the Hamilton mine in July 2015, partially offset by the previously discussed volume reductions at our Onton, Gibson North and Elk Creek mines.

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

Equity investment income (loss).  Equity investment income (loss) for 2016 includes Cavalier Minerals' equity method investments in AllDale Minerals.  In addition to AllDale Minerals, 2015 also includes our equity method investment in White Oak.  For 2016, we recognized equity investment income of $3.5 million compared to equity investment loss of $49.0 million for 2015.  As discussed above, as a result of the White Oak Acquisition in July 2015, we no longer account for the Hamilton mine financial results as an equity method investment in our consolidated financials, but now consolidate Hamilton in our financial results.  Thus, the change in equity investment income (loss) was primarily due to the elimination of equity losses related to White Oak as well as an increase in equity income from AllDale Minerals.

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

Segment Information.  Our 2016 Segment Adjusted EBITDA decreased 3.2% to $779.2 million from 2015 Segment Adjusted EBITDA of $804.9 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows:

	Year Ended December 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$552,284	$604,808	$(52,524)	(8.7)%
Appalachia	191,487	186,518	4,969	2.7%
Other and Corporate	46,339	26,189	20,150	76.9%
Elimination	(10,862)	(12,580)	1,718	13.7%
Total Segment Adjusted EBITDA (1)	$779,248	$804,935	$(25,687)	(3.2)%

Tons sold
Illinois Basin	26,912	30,801	(3,889)	(12.6)%
Appalachia	9,734	9,439	295	3.1%
Other and Corporate	1,865	2,813	(948)	(33.7)%
Elimination	(1,831)	(2,806)	975	34.7%
Total tons sold	36,680	40,247	(3,567)	(8.9)%

Coal sales
Illinois Basin	$1,306,241	$1,571,014	$(264,773)	(16.9)%
Appalachia	534,796	573,453	(38,657)	(6.7)%
Other and Corporate	86,174	133,498	(47,324)	(35.4)%
Elimination	(65,423)	(119,959)	54,536	45.5%
Total coal sales	$1,861,788	$2,158,006	$(296,218)	(13.7)%

Other sales and operating revenues
Illinois Basin	$7,686	$43,856	$(36,170)	(82.5)%
Appalachia	3,404	11,136	(7,732)	(69.4)%
Other and Corporate	46,216	47,007	(791)	(1.7)%
Elimination	(17,752)	(19,869)	2,117	10.7%
Total other sales and operating revenues	$39,554	$82,130	$(42,576)	(51.8)%

Segment Adjusted EBITDA Expense
Illinois Basin	$761,644	$961,611	$(199,967)	(20.8)%
Appalachia	346,712	398,071	(51,359)	(12.9)%
Other and Corporate	89,594	153,720	(64,126)	(41.7)%
Elimination	(72,313)	(127,247)	54,934	43.2%
Total Segment Adjusted EBITDA Expense (1)	$1,125,637	$1,386,155	$(260,518)	(18.8)%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."  Results presented for Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense for 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

Illinois Basin – Segment Adjusted EBITDA decreased 8.7% to $552.3 million in 2016 from $604.8 million in 2015, a decrease of $52.5 million.  Segment Adjusted EBITDA in 2016 was negatively impacted by reduced revenues compared to 2015 resulting from planned reductions in coal sales and production volumes, lower coal sales prices, lower other sales and operating revenues due to the absence of coal royalty and surface facilities revenues from White Oak in 2016, offset in part by reduced operating expenses in 2016. Comparative results between the years also reflect the negative impact in 2015 of $48.5 million of equity investment loss related to White Oak prior to the White Oak Acquisition in July 2015.  Coal sales decreased 16.9% to $1.31 billion compared to $1.57 billion in 2015.  The coal sales decrease of $264.8 million primarily reflects the previously discussed reduction of coal sales and production volumes at our Onton, Gibson North and Elk Creek mines, partially offset by additional volumes from our Gibson South operation and the Hamilton mine acquired in the White Oak Acquisition.  Also impacting 2016 were lower average coal sales prices which decreased 4.8% to $48.54 per ton sold compared to $51.01 per ton sold in 2015 as a result of challenging market conditions and lower-priced legacy contracts at the Hamilton mine inherited in the White Oak Acquisition.  Segment Adjusted EBITDA Expense decreased 20.8% to $761.6 million in 2016 from $961.6 million in 2015 due to reduced production and sales volumes as discussed above.  Segment Adjusted EBITDA Expense per ton decreased $2.92 per ton sold to $28.30 in 2016 from $31.22 per ton sold in 2015, primarily as a result of a favorable production cost mix in 2016 due to reducing production from higher-cost per ton operations and improved recoveries at our Gibson South, River View and Warrior mines, as well as certain cost decreases described above under "–Operating expenses and outside coal purchases."

Appalachia – Segment Adjusted EBITDA increased 2.7% to $191.5 million for 2016 from $186.5 million in 2015.  The increase of $5.0 million was primarily attributable to increased tons sold and reduced operating expenses partially offset by lower average coal sales prices of $54.94 per ton sold during 2016 compared to $60.76 per ton sold in 2015.  Coal sales decreased 6.7% to $534.8 million in 2016 compared to $573.5 million in 2015.  The decrease of $38.7 million was primarily due to lower average coal sales prices at our MC Mining and Tunnel Ridge mines.  Segment Adjusted EBITDA Expense decreased 12.9% to $346.7 million in 2016 from $398.1 million in 2015 and Segment Adjusted EBITDA Expense per ton decreased $6.55 per ton sold to $35.62 compared to $42.17 per ton sold in 2015, primarily due to a favorable production cost mix resulting from an additional 1.0 million tons being produced from Tunnel Ridge in 2016 compared to 2015 and a reduction in volumes from our higher cost Appalachia mines.  Segment Adjusted EBITDA Expense per ton also benefited from fewer longwall move days and lower roof support expenses, lower selling expenses across the region, and certain other cost decreases described above under "–Operating expenses and outside coal purchases."

Other and Corporate – In 2016, Segment Adjusted EBITDA increased $20.2 million compared to 2015 primarily as a result of increased margins on both safety equipment sales by Matrix Design and coal brokerage sales, as well as an increase in equity income from AllDale Minerals and a reduction in workers' compensation and pneumoconiosis accruals related to Pontiki which sold most of its assets in May 2014.  In 2016, coal sales decreased $47.3 million and Segment Adjusted EBITDA Expense decreased $64.1 million compared to 2015.  These decreases primarily resulted from reduced intercompany coal brokerage activity.

Elimination – Segment Adjusted EBITDA Expense eliminations decreased in 2016 to $72.3 million from $127.2 million in 2015 and coal sales eliminations decreased to $65.4 million from $120.0 million, respectively, primarily reflecting reduced intercompany coal brokerage activity.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, asset impairment, acquisition gain, net, debt extinguishment loss and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

Segment Adjusted EBITDA is also used as a supplemental financial measure by our management for reasons similar to those stated in the previous explanation of EBITDA.  In addition, the exclusion of corporate general and administrative expenses, which are discussed above under "—Analysis of Historical Results of Operations,"  from consolidated Segment Adjusted EBITDA allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.    Results presented for Segment Adjusted EBITDA for 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Segment Adjusted EBITDA	$682,591	$779,248	$804,935
General and administrative	(61,760)	(72,529)	(67,484)
Depreciation, depletion and amortization	(268,981)	(336,509)	(323,983)
Asset impairment	—	—	(100,130)
Interest expense, net	(39,291)	(30,659)	(29,694)
Acquisition gain, net	—	—	22,548
Debt extinguishment loss	(8,148)	—	—
Income tax expense	(210)	(13)	(21)
Net income	$304,201	$339,538	$306,171

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.  Results presented for Segment Adjusted EBITDA Expense for 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to depreciation, depletion and amortization rather than operating expenses

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Segment Adjusted EBITDA Expense	$1,092,187	$1,125,637	$1,386,155
Outside coal purchases	—	(1,514)	(327)
Other income	2,980	725	955
Operating expenses (excluding depreciation, depletion and amortization)	$1,095,167	$1,124,848	$1,386,783

Ongoing Acquisition Activities

Consistent with our business strategy, from time to time we engage in discussions with potential sellers regarding our possible acquisitions of certain assets and/or companies of the sellers. For more information on acquisitions, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions."

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and sale-leaseback transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, commitments and distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures and investments, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal industry specifically, as well as other financial and business factors, some of which are beyond our control. Based on our recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any constraints to our liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please see "Item 1A. Risk Factors."

We own equity interests in the AllDale Partnerships for the purchase of oil and gas mineral interests in various geographic locations within producing basins in the continental U.S. and plan to make similar additional equity investments in the future.  As of December 31, 2017, we had provided funding of $163.4 million to the AllDale Partnerships.  On July 19, 2017, we purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  This structured investment provides us with a quarterly cash or payment-in-kind return.  In 2018, we expect investments of approximately $30.0 million for existing commitments related to our AllDale Partnerships and Kodiak investments.  For more information on transactions with the AllDale Partnerships and Kodiak, please read "Item 8. Financial Statements and Supplementary Data—Note 10. Variable Interest Entities" and "Note 11. Investments."

On September 22, 2011, we entered into a series of transactions with White Oak to support development of the White Oak longwall mining operation (now known as the Hamilton mine) including the purchase of preferred equity interests.  On July 31, 2015 ("White Oak Acquisition Date"), we paid $50.0 million to acquire the remaining equity interest in White Oak and assumed control of the mine.  Prior to the White Oak Acquisition Date, we had funded $422.6 million to White Oak under various agreements inclusive of the preferred equity interest purchases.  In conjunction with the acquisition of White Oak, we assumed $93.5 million of debt which was extinguished in the fourth quarter of 2015 and replaced with a $100 million equipment sale-leaseback arrangement.  For more information on this sale-leaseback arrangement, please read "Item 8. Financial Statements and Supplementary Data—Note 19. Commitments and Contingencies."  In 2015, we paid $20.5 million to Patriot Coal Corporation to acquire various assets, including certain mining equipment and reserves.  We also paid $5.5 million in 2015 to acquire the remaining equity interest in MAC.  For more information on our acquisitions, please read "Item 8. Financial Statements and Supplementary Data—Note 3. Acquisitions."

Cash Flows

Cash provided by operating activities was $556.1 million for 2017 compared to $703.5 million for 2016.  The decrease in cash provided by operating activities was primarily due to a decrease in net income adjusted for non-cash items, a large decrease in coal inventories in 2016 compared to a nominal change in 2017 and an increase in prepaid expenses and other assets in 2017 compared to a decrease in prepaid expenses and other assets in 2016.  These decreases were offset in part by a favorable working capital change in accounts payable in 2017 compared to 2016.

Net cash used in investing activities was $244.8 million for 2017 compared to $191.8 million for 2016.  The increase in cash used in investing activities was primarily attributable to the funding of our new cost investment in Kodiak in 2017 and increased capital expenditures for mine infrastructure and equipment at various mines in 2017 compared to 2016.  These increases were partially offset by decreased purchases of equity investments and the lack of customer contract buy-outs both in 2017 compared to 2016.

Net cash used in financing activities was $344.4 million for 2017 compared to $505.4 million for 2016.  The decrease in cash used in financing activities was primarily attributable to proceeds received from the issuance of our Senior Notes, as defined below, and decreased payments under the Term Loan, as defined below.  These decreases in cash used were partially offset by repayment of the Series B Senior Notes, as defined below, increased overall net payments on the securitization and revolving credit facilities, payment of debt issuance and extinguishment costs and no proceeds received from sales-leaseback transactions in 2017.

We have various commitments primarily related to long-term debt, including capital leases, operating lease commitments related to buildings and equipment, obligations for estimated future asset retirement obligations costs, workers' compensation and pneumoconiosis, capital projects and pension funding.  We expect to fund these commitments with existing cash balances, future cash flows from operations and investments as well as cash provided from borrowings of debt or issuance of equity.

The following table provides details regarding our contractual cash obligations as of December 31, 2017:

		Less
Contractual		than 1	1-3	3-5	More than
Obligations	Total	year	years	years	5 years
	(in thousands)
Long-term debt	$502,400	$72,400	$—	$30,000	$400,000
Future interest obligations(1)	224,603	31,436	62,694	60,528	69,945
Operating leases	17,259	10,067	7,192	—	—
Capital leases(2)	92,080	32,378	57,819	1,883	—
Purchase obligations for capital projects	64,325	64,325	—	—	—
Reclamation obligations(3)	244,597	3,850	887	1,256	238,604
Workers' compensation and pneumoconiosis benefit(3)	249,590	9,585	18,524	14,563	206,918
	$1,394,854	$224,041	$147,116	$108,230	$915,467

(1)	Interest on variable-rate, long-term debt was calculated using rates effective at December 31, 2017 for the remaining term of outstanding borrowings.

(2)	Includes amounts classified as interest and maintenance cost.

(3)	Future commitments for reclamation obligations, workers' compensation and pneumoconiosis are shown at undiscounted amounts. These obligations are primarily statutory, not contractual.

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

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers' compensation and other obligations as follows as of December 31, 2017:

		Workers'
	Reclamation	Compensation
	Obligation	Obligation	Other	Total
	(in millions)
Surety bonds	$172.8	$84.2	$11.7	$268.7
Letters of credit	—	5.0	8.1	13.1

Capital Expenditures

Capital expenditures increased to $145.1 million in 2017 compared to $91.1 million in 2016.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $4.72 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2018 are estimated in a range of $220.0 million to $240.0 million.  Management anticipates funding 2018 capital requirements with our December 31, 2017 cash and cash equivalents of $6.8 million, cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Insurance

Effective October 1, 2017, we renewed our annual property and casualty insurance program.  Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75, 90 or 120 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

The Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $494.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "Term Loan").  The outstanding revolver balance and term loan balance under the Replaced Credit Agreement were considered advanced under the Credit Facility on January 27, 2017.  On April 3, 2017, we entered into an amendment to the Credit Agreement (the "Amendment") to (a) extend the termination date of the Revolving Credit Facility as to $461.25 million of the $494.75 million of commitments to May 23, 2021, (b) eliminate the Cavalier Condition and the Senior Notes Condition (both as defined in the Credit Agreement) and (c) effectuate certain other changes.  We incurred debt issuance costs in 2017 of $9.2 million in connection with the Credit Agreement.  These debt issuance costs are deferred and amortized as a component of interest expense over the term of the Credit Facility.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.    The Term Loan principal balance of $50.0 million was paid in full in May 2017.

Borrowings under the Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The interest rate, with applicable margin, under the Credit Facility was 4.49% as of December 31, 2017.  At December 31, 2017, we had $8.1 million of letters of credit outstanding with $456.7 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership's ability to incur certain unsecured debt. See "Item 8. Financial Statements and Supplementary Data—Note 10 – Variable Interest Entities" for further discussion of restrictions on the cash available for distribution.  The Amendment raised the debt to cash flow ratio from 2.25 to 1.0 to 2.50 to 1.0 and also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The Credit Agreement requires the Intermediate Partnership maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.91 to 1.0 and 16.1 to 1.0, respectively, for the trailing twelve months ended December 31, 2017.  We were compliant with the covenants of the Credit Agreement as of December 31, 2017.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility"). Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate. In November 2017, we extended the term of the Securitization Facility to January 2018.  It was renewed in January 2018 and now matures in January 2019.  At December 31, 2017, we had $72.4 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see "Item 8. Financial Statements and Supplementary Data—Note 10 – Variable Interest Entities") entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by (a) ARH II, (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6.0% with interest payable quarterly.  Repayment of the principal balance begins following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals.   Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement. As of December 31, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At December 31, 2017, we had $5.0 million in letters of credit outstanding under this agreement.

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

The only indefinite-lived intangible that the Partnership has is goodwill.  At December 31, 2017, the Partnership had $136.4 million in goodwill. Goodwill is not amortized, but subject to annual reviews on November 30th for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have assessed the reporting unit definitions and determined that at December 31, 2017, the Hamilton reporting unit and the MAC reporting unit are the appropriate reporting units for testing goodwill impairment related to the White Oak and MAC acquisitions.

The Partnership computes the fair value of the reporting units primarily using the income approach (discounted cash flow analysis).  The computations require management to make significant estimates. Critical estimates are used as part of these evaluations include, among other things, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and projected coal price assumptions. Our estimate of the coal forward sales price curve and future sales volumes are critical assumptions used in our discounted cash flow analysis.  There were no impairments of goodwill during 2017 or 2016.  In future periods, it is reasonably possible that a variety of circumstances could result in an impairment of our goodwill.

A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and coal sales prices. Assumptions about sales, operating margins, capital expenditures and coal sales prices are based on our budgets, business plans, economic projections, and anticipated future cash flows. In determining the fair value of our reporting units, we were required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business. The forecast assumptions used in the period ended December 31, 2017 make certain assumptions about future pricing, volumes and expected maintenance capital expenditures. Assumptions are also made for a "normalized" perpetual growth rate for periods beyond the long range financial forecast period.

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

Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  We generally provide for these claims through self-insurance programs.  Workers' compensation laws also compensate survivors of workers who suffer employment related deaths.  Our liability for traumatic injury claims is the estimated present value of current workers' compensation benefits, based on our actuary estimates. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  See "Item 8. Financial Statements and Supplementary Data—Note 17. Accrued Workers' Compensation and Pneumoconiosis Benefits" for additional discussion.  We had accrued liabilities for workers' compensation of $54.4 million and $48.1 million for these costs at December 31, 2017 and 2016, respectively.  A one-percentage-point reduction in the discount rate would have increased operating expense by approximately $3.6 million at December 31, 2017.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung.  We provide for these claims through self-insurance programs. Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis benefits obligation.  Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  We had accrued liabilities of $74.9 million and $65.0 million for the pneumoconiosis benefits at December 31, 2017 and 2016, respectively.  A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2017 by approximately $2.8 million.  Under the service cost method used to estimate our pneumoconiosis benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

The discount rate for workers' compensation and pneumoconiosis is derived by applying the Citigroup Pension Discount Curve to the projected liability payout.  Other assumptions, such as claim development patterns, mortality, disability incidence and medical costs, are based upon standard actuarial tables adjusted for our actual historical experiences whenever possible.  We review all actuarial assumptions periodically for reasonableness and consistency and update such factors when underlying assumptions, such as discount rates, change or when sustained changes in our historical experiences indicate a shift in our trend assumptions are warranted.

Defined Benefit Plan

Eligible employees at certain of our mining operations participate in the Alliance Coal, LLC and Affiliates Pension Plan for Coal Employees (the "Pension Plan") that we sponsor. The Pension Plan is closed to new participants and effective January 31, 2017 participants within the Pension Plan are no longer receiving benefit accruals for service.  All participants can participate in enhanced benefits provisions under the profit sharing and savings plan.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  The funded status of our pension benefit plan is recognized separately in our consolidated balance sheets as either an asset or liability.  The funded status is the difference between the fair value of plan assets and the plan's benefit obligation.  Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are deferred and recorded in accumulated other comprehensive income until amortized as a component of net periodic benefit cost. Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants' average remaining future years of service.  The calculation of our net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with our Pension Plan requires the use of a number of assumptions including expected return on assets, discount rates, mortality assumptions, employee turnover rates and retirement dates.  Changes in these assumptions can result in materially different pension expense and pension liability amounts.  In addition, actual experiences can differ materially from the assumptions.  Significant assumptions used in calculating pension expense and pension liability are shown in "Item 8. Financial Statements and Supplementary Data—Note 13. Employee Benefit Plans" and as follows:

•

Our expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the average annual total return for each asset class. Our expected long-term rate of return used to determine our pension liability was 7.0% at December 31, 2017 and 2016.  Our expected long-term rate of return used to determine our pension expense was 7.0% and 7.5% for the years ended December 31, 2017 and 2016, respectively.  The expected long-term rate of return used to determine our pension liability is based on a 1.5% active management premium in addition to an asset allocation assumption of:

Asset allocation
As of December 31, 2017	assumption
Equity securities	62%
Fixed income securities	33%
Real estate	5%
100%

•

Our expected long-term rate of return is based on the anticipated return for each investment group.  Additionally, we base our determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.  The actual return on plan assets was 18.0% and 5.9% for the years ended December 31, 2017 and 2016, respectively.  Lowering the expected long-term rate of return assumption by 1.0% (from 7.0% to 6.0%) at December 31, 2016 would have increased our pension expense for the year ended December 31, 2017 by approximately $0.7 million; and

•

Our weighted-average discount rate used to determine our pension liability was 3.54% and 4.06% at December 31, 2017 and 2016, respectively.  Our weighted-average discount rate used to determine our pension expense was 4.06% and 4.27% at December 31, 2017 and 2016, respectively.  The discount rate that we utilize for determining our future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency.  We have historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate.  Lowering the discount rate assumption by 0.5% (from 4.06% to 3.56%) at December 31, 2016 would not have materially increased our pension expense for the year ended December 31, 2017.

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

The above factors are not all inclusive, and management must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired.  If there is an indication that carrying amount of an asset may not be recovered, the asset is monitored by management where changes to significant assumptions are reviewed.  Individual assets are grouped for impairment review purposes based on the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a by-mine basis.  The amount of impairment is measured by the difference between the carrying value and the fair value of the asset.  The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows using a risk adjusted discount rate, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations. We recorded an asset impairment of $100.1 million in 2015 (see "Item 8. Financial Statements and Supplementary Data—Note 4. Long-Lived Asset Impairments").  No impairment charges were recorded in 2017 or 2016.

Equity Method Investments

We evaluate equity method investments for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value.  We continue to monitor our equity method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, we compare our estimate of the fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.

We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate.  A discounted cash flow analysis under the income approach requires us to make various judgmental assumptions about the investee, such as the investee's sales, operating margins, capital expenditures and expected distributions. Assumptions about sales, operating margins, capital expenditures and expected distributions are based on the investee's business plans, economic projections and anticipated future cash flows.

If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the consolidated financial statements as an impairment charge.  Events or changes in circumstances that may be indicative of an other-than-temporary decline in value may include:

•	Evidence of the lack of ability to recover the carrying amount of the investment;
•	The inability to sustain an earnings capacity to justify the carrying amount;
•	The current fair value of the investment is less than the carrying amount; or
•	Other investors cease to provide support thus reducing their financial commitment to the investee.

As of December 31, 2017, we determined that no impairment indicators exist for any of our equity method investments.

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves.  Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.  The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete.  Our estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of factors, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and completion of certain mine requirements, such as ventilation.  Coal extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase.  At December 31, 2017 and December 31, 2016, there were no capitalized development costs associated with mines in the development phase.  All past capitalized development costs are associated with mines that shifted to the production phase and thus, these costs are being amortized.  We believe that the carrying value of the past development costs will be recovered.  At December 31, 2015, capitalized mine development costs representing the carrying value of development costs attributable to properties where we had not reached the production stage of mining operations totaled $5.9 million.

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan.  A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both our underground mines and past surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $130.6 million and $125.7 million for these costs are recorded at December 31, 2017 and 2016, respectively.  See "Item 8. Financial Statements and Supplementary Data—Note 16. Asset Retirement Obligations" for additional information.  The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives.  As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.

Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets.

On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes approved by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience.  Adjustments to the liability associated with these assumptions resulted in an increase of $2.2 million and a decrease of $1.4 million for the year ended December 31, 2017 and 2016, respectively.  The adjustments to the liability for the year ended December 31, 2017 were primarily attributable to the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuations in projected mine life estimates, as well as by increased expansion and disturbances of refuse sites primarily at our Hamilton and River View mines.

While the precise amount of these future costs cannot be determined with certainty, we have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.  Discounting resulted in reducing the accrual for asset retirement obligations by $114.0 million and $110.7 million at December 31, 2017 and 2016.  We estimate that the aggregate undiscounted cost of final mine closure is approximately $244.6 million at December 31, 2017.  If our assumptions differ from actual experiences, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

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

Universal Shelf

In February 2015, we filed with the SEC a universal shelf registration statement allowing us to issue from time to time an indeterminate amount of debt or equity securities ("2015 Registration Statement").  At February 23, 2018, we had not utilized any amounts available under the 2015 Registration Statement. We currently intend to file with the SEC a new universal shelf registration statement prior to the expiration of the 2015 Registration Statement.

Related–Party Transactions

See "Item 8. Financial Statements and Supplementary Data—Note 18. Related-Party Transactions" for a discussion of our related-party transactions.

Accruals of Other Liabilities

We had accruals for other liabilities, including current obligations, totaling $287.7 million and $264.2 million at December 31, 2017 and 2016, respectively.  These accruals were chiefly comprised of workers' compensation benefits, pneumoconiosis benefits, and costs associated with asset retirement obligations.  These obligations are self-insured except for certain excess insurance coverage for workers' compensation.  The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments.  Thus, from time to time, our results of operations may be significantly affected by changes to these liabilities.  Please see "Item 8. Financial Statements and Supplementary Data—Note 16. Asset Retirement Obligations" and "Note 17. Accrued Workers' Compensation and Pneumoconiosis Benefits."

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have significant long-term coal supply agreements as evidenced by approximately 71.7% of our sales tonnage being sold under long-term contracts in 2017.  Most of the long-term coal supply agreements are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.  For additional discussion of coal supply agreements, please see "Item 1. Business—Coal Marketing and Sales" and "Item 8. Financial Statements and Supplementary Data—Note 20. Concentration of Credit Risk and Major Customers."  As of February 15, 2018, our nominal commitment under long-term contracts was approximately 34.7 million tons in 2018, 13.6 million tons in 2019, 8.5 million tons in 2020 and 1.3 million tons in 2021.  Please read "Item 3. Legal Proceedings."

We have exposure to price risk for supplies that are used directly or indirectly in the normal course of coal production such as steel, electricity and other supplies. We manage our risk for these items through strategic sourcing contracts for normal quantities required by our operations.  We do not utilize any commodity price-hedges or other derivatives related to these risks.

Credit Risk

In 2017, approximately 80.0% of our sales tonnage was purchased by electric utilities.  Therefore, our credit risk is primarily with domestic electric power generators.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.

Exchange Rate Risk

Almost all of our transactions are denominated in U.S. dollars, and as a result, we do not have material exposure to currency exchange-rate risks.

Interest Rate Risk

Borrowings under the Credit Facility, Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $30.0 million in borrowings under the Credit Facility and $72.4 million in borrowings under the Securitization Facility at December 31, 2017.  A one percentage point increase in the interest rates related to the Credit Facility and Securitization Facility would result in an annualized increase in interest expense of $1.0 million, based on borrowing levels at December 31, 2017.  With respect to our fixed-rate borrowings, we had $400.0 million in borrowings under our Senior Notes at December 31, 2017.  A one percentage point increase in interest rates would result in a decrease of approximately $27.0 million in the estimated fair value of these borrowings.

The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2017 and 2016.

The carrying amounts and fair values of financial instruments are as follows:

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2017	2018	2019	2020	2021	2022	Thereafter	Total	2017
	(in thousands)
Fixed rate debt	$—	$—	$—	$—	$—	$400,000	$400,000	$438,142
Weighted-average interest rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

Variable rate debt	$72,400	$—	$—	$30,000	$—	$—	$102,400	$103,005
Weighted-average interest rate (1)	4.33%	4.49%	4.49%	4.49%	—	—

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2016	2017	2018	2019	2020	2021	Thereafter	Total	2016
	(in thousands)
Fixed rate debt	$—	$145,000	$—	$—	$—	$—	$145,000	$154,449
Weighted-average interest rate	6.72%	6.72%	—	—	—	—

Variable rate debt	$150,000	$—	$255,000	$—	$—	$—	$405,000	$405,060
Weighted-average interest rate (2)	2.98%	3.37%	3.37%	—	—	—

(1)	Interest rate of variable rate debt equal to the rate effective at December 31, 2017, held constant for the remaining term of the outstanding borrowing.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and partners' capital for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 2011.

Tulsa, Oklahoma

February 23, 2018

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(In thousands, except unit data)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,756	$39,782
Trade receivables	181,671	152,032
Other receivables	146	279
Due from affiliates	165	271
Inventories, net	60,275	61,051
Advance royalties, net	4,510	1,207
Prepaid expenses and other assets	28,117	22,050
Total current assets	281,640	276,672
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,934,188	2,920,988
Less accumulated depreciation, depletion and amortization	(1,457,532)	(1,335,145)
Total property, plant and equipment, net	1,476,656	1,585,843
OTHER ASSETS:
Advance royalties, net	39,660	29,372
Equity investments	147,964	138,817
Cost investments	106,398	—
Goodwill	136,399	136,399
Other long-term assets	30,654	25,939
Total other assets	461,075	330,527
TOTAL ASSETS	$2,219,371	$2,193,042

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$96,958	$64,055
Due to affiliates	771	906
Accrued taxes other than income taxes	20,336	18,273
Accrued payroll and related expenses	35,751	41,576
Accrued interest	5,005	316
Workers' compensation and pneumoconiosis benefits	10,729	9,897
Current capital lease obligations	28,613	27,196
Other current liabilities	19,071	14,778
Current maturities, long-term debt, net	72,400	149,874
Total current liabilities	289,634	326,871
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	415,937	399,446
Pneumoconiosis benefits	71,875	62,822
Accrued pension benefit	45,317	42,070
Workers' compensation	46,694	40,400
Asset retirement obligations	126,750	125,266
Long-term capital lease obligations	57,091	85,540
Other liabilities	14,587	17,203
Total long-term liabilities	778,251	772,747
Total liabilities	1,067,885	1,099,618

PARTNERS' CAPITAL:
Alliance Resource Partners, L.P. ("ARLP") Partners' Capital:
Limited Partners - Common Unitholders 130,704,217 and 74,375,025 units outstanding, respectively	1,183,219	1,400,202
General Partners' interest	14,859	(273,788)
Accumulated other comprehensive loss	(51,940)	(38,540)
Total ARLP Partners' Capital	1,146,138	1,087,874
Noncontrolling interest	5,348	5,550
Total Partners' Capital	1,151,486	1,093,424
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,219,371	$2,193,042

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015
SALES AND OPERATING REVENUES:
Coal sales	$1,711,114	$1,861,788	$2,158,006
Transportation revenues	41,700	30,111	33,597
Other sales and operating revenues	43,406	39,554	82,130
Total revenues	1,796,220	1,931,453	2,273,733

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,095,167	1,124,848	1,386,783
Transportation expenses	41,700	30,111	33,597
Outside coal purchases	—	1,514	327
General and administrative	61,760	72,529	67,484
Depreciation, depletion and amortization	268,981	336,509	323,983
Asset impairment	—	—	100,130
Total operating expenses	1,467,608	1,565,511	1,912,304

INCOME FROM OPERATIONS	328,612	365,942	361,429

Interest expense (net of interest capitalized of $551, $358 and $695, respectively)	(39,385)	(30,669)	(31,153)
Interest income	94	10	1,459
Equity investment income (loss)	13,860	3,543	(49,046)
Cost investment income	6,398	—	—
Acquisition gain, net	—	—	22,548
Debt extinguishment loss	(8,148)	—	—
Other income	2,980	725	955
INCOME BEFORE INCOME TAXES	304,411	339,551	306,192

INCOME TAX EXPENSE	210	13	21

NET INCOME	304,201	339,538	306,171

LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(563)	(140)	27

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. ("NET INCOME OF ARLP")	$303,638	$339,398	$306,198

GENERAL PARTNERS' INTEREST IN NET INCOME OF ARLP	$21,904	$80,911	$146,338

LIMITED PARTNERS' INTEREST IN NET INCOME OF ARLP	$281,734	$258,487	$159,860

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT	$2.80	$3.39	$2.11

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$1.88	$1.9875	$2.6625

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	98,707,696	74,354,162	74,174,389

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

	Year Ended December 31,
	2017	2016	2015

NET INCOME	$304,201	$339,538	$306,171

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Prior service cost	—	(1,498)	—
Amortization of prior service cost (1)	186	—	—
Net actuarial loss	(6,610)	(2,589)	(863)
Amortization of net actuarial loss (1)	3,054	2,952	3,354
Total defined benefit pension plan adjustments	(3,370)	(1,135)	2,491

Pneumoconiosis benefits
Net actuarial loss	(7,938)	(205)	(750)
Amortization of net actuarial gain (1)	(2,092)	(2,643)	(451)
Total pneumoconiosis benefits adjustments	(10,030)	(2,848)	(1,201)

OTHER COMPREHENSIVE INCOME (LOSS)	(13,400)	(3,983)	1,290

COMPREHENSIVE INCOME	290,801	335,555	307,461

Less: Comprehensive (income) loss attributable to noncontrolling interest	(563)	(140)	27

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$290,238	$335,415	$307,488

(1)	Amortization of prior service cost and actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 13 and 17 for additional details).

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

	Year Ended December 31,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$304,201	$339,538	$306,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	268,981	336,509	323,983
Non-cash compensation expense	12,326	13,885	12,631
Asset retirement obligations	3,793	3,769	3,192
Coal inventory adjustment to market	449	—	1,952
Equity investment (income) loss	(13,860)	(3,543)	49,046
Distributions received from investments	13,939	2,719	—
Paid-in-kind distributions received from cost investment	(6,398)	—	—
Net gain on sale of property, plant and equipment	(696)	(76)	(1)
Asset impairment	—	—	100,130
Acquisition gain, net	—	—	(22,548)
Valuation allowance of deferred tax assets	(3,339)	(1,365)	1,557
Debt extinguishment loss	8,148	—	—
Other	6,212	3,300	6,388
Changes in operating assets and liabilities:
Trade receivables	(29,639)	(29,157)	64,412
Other receivables	133	417	422
Inventories, net	(1,449)	44,948	(21,898)
Prepaid expenses and other assets	(6,067)	17,023	(3,403)
Advance royalties, net	(13,591)	(2,464)	(6,915)
Accounts payable	25,499	(15,140)	(41,534)
Due to/from affiliates	(29)	696	(11,114)
Accrued taxes other than income taxes	2,063	2,652	(4,287)
Accrued payroll and related benefits	(5,825)	4,545	(24,527)
Pneumoconiosis benefits	(159)	447	2,808
Workers' compensation	(4,371)	(6,427)	(2,491)
Other	(4,205)	(8,732)	(17,632)
Total net adjustments	251,915	364,006	410,171
Net cash provided by operating activities	556,116	703,544	716,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(145,088)	(91,056)	(212,797)
Increase (decrease) in accounts payable and accrued liabilities	7,404	(4,402)	(3,021)
Proceeds from sale of property, plant and equipment	2,139	1,165	2,062
Contributions to equity investments	(20,688)	(76,797)	(64,540)
Purchase of cost investment	(100,000)	—	—
Distributions received from investments in excess of cumulative earnings	11,462	3,313	444
Payments for acquisitions of businesses, net of cash acquired	—	(1,011)	(74,953)
Payment for acquisition of customer contracts	—	(23,000)	—
Advances/loans to affiliate	—	—	(7,300)
Other	—	—	4,190
Net cash used in investing activities	(244,771)	(191,788)	(355,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	100,000	44,600	6,500
Payments under securitization facility	(127,600)	(27,700)	(23,400)
Payments on term loan	(50,000)	(156,250)	(108,502)
Borrowings under revolving credit facilities	215,486	140,000	543,000
Payments under revolving credit facilities	(440,486)	(270,000)	(308,000)
Borrowings under long-term debt	400,000	—	—
Payment on long-term debt	(145,000)	—	(205,000)
Proceeds on capital lease transactions	—	33,881	100,000
Payments on capital lease obligations	(27,071)	(24,456)	(4,312)
Payment of debt issuance costs	(16,487)	(101)	—
Payment for debt extinguishment	(8,148)	—	—
Contributions to consolidated company from affiliate noncontrolling interest	251	3,014	2,147
Net settlement of employee withholding taxes on vesting of Long-Term Incentive Plan	(2,988)	(1,336)	(2,719)
Cash contributions by General Partners	1,105	1,047	1,595
Distributions paid to Partners	(240,812)	(247,915)	(346,799)
Other	(2,621)	(189)	(6,107)
Net cash used in financing activities	(344,371)	(505,405)	(351,597)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,026)	6,351	8,830
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,782	33,431	24,601
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,756	$39,782	$33,431

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except unit data)

				Accumulated
	Number of			Other
	Limited Partner	Limited Partners'	General Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital (Deficit)	Income (Loss)	Interest	Capital
Balance at January 1, 2015	74,060,634	$1,310,517	$(260,088)	$(35,847)	$465	$1,015,047
Comprehensive income:
Net income (loss)	—	159,860	146,338	—	(27)	306,171
Actuarially determined long-term liability adjustments	—	—	—	1,290	—	1,290
Total comprehensive income	—	—	—	—	—	307,461
Issuance of units to participants in deferred compensation plans (Note 14)	128,150	(2,719)	—	—	—	(2,719)
Common unit-based compensation	—	12,631	—	—	—	12,631
Distributions on common unit-based compensation	—	(2,627)	—	—	—	(2,627)
General Partners contributions (Note 12)	—	—	1,595	—	—	1,595
Contributions to consolidated company from affiliate noncontrolling interest (Note 10)	—	—	—	—	2,147	2,147
Distributions to Partners	—	(197,444)	(146,728)	—	—	(344,172)
Balance at December 31, 2015	74,188,784	1,280,218	(258,883)	(34,557)	2,585	989,363
Comprehensive income:
Net income	—	258,487	80,911	—	140	339,538
Actuarially determined long-term liability adjustments	—	—	—	(3,983)	—	(3,983)
Total comprehensive income	—	—	—	—	—	335,555
Issuance of units to participants in deferred compensation plans (Note 14)	186,241	(1,336)	—	—	—	(1,336)
Common unit-based compensation	—	13,885	—	—	—	13,885
Distributions on common unit-based compensation	—	(3,355)	—	—	—	(3,355)
General Partners contributions (Note 12)	—	—	1,047	—	—	1,047
Contributions to consolidated company from affiliate noncontrolling interest (Note 10)	—	—	—	—	3,014	3,014
Distributions from consolidated company to affiliate noncontrolling interest (Note 10)	—	—	—	—	(189)	(189)
Distributions to Partners	—	(147,697)	(96,863)	—	—	(244,560)
Balance at December 31, 2016	74,375,025	1,400,202	(273,788)	(38,540)	5,550	1,093,424
Comprehensive income:
Net income	—	281,734	21,904	—	563	304,201
Actuarially determined long-term liability adjustments	—	—	—	(13,400)	—	(13,400)
Total comprehensive income	—	—	—	—	—	290,801
Issuance of units to participants in deferred compensation plans (Note 14)	222,011	(2,988)	—	—	—	(2,988)
Issuance of units to MGP in Exchange Transaction	56,100,000	14,171	(14,171)	—	—	—
Issuance of units to SGP in Exchange Transaction	7,181	(320,838)	320,838	—	—	—
Exchange Transaction fees	—	(1,605)	—	—	—	(1,605)
Common unit-based compensation	—	12,326	—	—	—	12,326
Distributions on common unit-based compensation	—	(3,248)	—	—	—	(3,248)
General Partners contributions (Note 12)	—	—	1,105	—	—	1,105
Contributions to consolidated company from affiliate noncontrolling interest (Note 10)	—	—	—	—	251	251
Distributions from consolidated company to affiliate noncontrolling interest (Note 10)	—	—	—	—	(1,016)	(1,016)
Distributions to Partners	—	(196,535)	(41,029)	—	—	(237,564)
Balance at December 31, 2017	130,704,217	$1,183,219	$14,859	$(51,940)	$5,348	$1,151,486

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  ARLP was formed in May 1999 to acquire, upon completion of ARLP's initial public offering on August 19, 1999, certain coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), consisting of substantially all of ARH's operating subsidiaries, but excluding ARH.  ARH is owned by Joseph W. Craft III, the President and Chief Executive Officer and a Director of MGP, and Kathleen S. Craft.  SGP, a Delaware limited liability company, is owned by ARH.  SGP owns 20,641,168 common units of AHGP's 59,863,000 outstanding common units, 7,181 common units of ARLP and, prior to the Exchange Transaction discussed below, owned a 0.01% special general partner interest in both ARLP and the Intermediate Partnership.

We are managed by MGP, a Delaware limited liability company and the sole general partner of ARLP.  MGP holds a non-economic general partner interest in ARLP, a 1.0001% managing general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.  AHGP is a Delaware limited partnership that was formed to become the owner and controlling member of MGP.  AHGP completed its initial public offering ("AHGP IPO") on May 15, 2006.  AHGP owns directly and indirectly 87,188,338 common units of ARLP's 130,704,217 outstanding common units as of December 31, 2017. AHGP indirectly owns 100% of the members' interest of MGP.  ARLP and its consolidated subsidiaries represent virtually all the net assets and operations of AHGP.  See discussions below regarding MGP's and AHGP's change of ownership in ARLP effective with the Exchange Transaction on July 28, 2017.

The Delaware limited partnership, limited liability companies and corporation that comprise our subsidiaries are as follows: Intermediate Partnership; Alliance Coal; Alliance Design Group, LLC ("Alliance Design"); Alliance Land, LLC; Alliance Minerals, LLC ("Alliance Minerals"); Alliance Resource Properties; Alliance Resource Finance Corporation ("Alliance Finance"); AROP Funding, LLC ("AROP Funding"); ARP Sebree, LLC ("ARP Sebree"); ARP Sebree South, LLC ("ARP Sebree South"); Alliance WOR Properties, LLC; Alliance Service, Inc. ("ASI"); Backbone Mountain, LLC; CR Services, LLC ("CR Services"); CR Machine Shop, LLC ("CR Machine Shop"); Excel Mining, LLC; Gibson County Coal, LLC ("Gibson County Coal"); Hamilton County Coal, LLC ("Hamilton"); Hopkins County Coal, LLC ("Hopkins County Coal"); Matrix Design Group, LLC ("Matrix Design"); Matrix Design International, LLC; Matrix Design Africa (PTY) LTD; MC Mining, LLC ("MC Mining"); Mettiki Coal, LLC ("Mettiki (MD)"); Mettiki Coal (WV), LLC ("Mettiki (WV)"); Mid-America Carbonates, LLC ("MAC"); Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon"); Penn Ridge Coal,

LLC ("Penn Ridge"); Pontiki Coal, LLC ("Pontiki"); River View Coal, LLC ("River View"); Rough Creek Mining, LLC; Sebree Mining, LLC ("Sebree"); Steamport, LLC; Tunnel Ridge, LLC ("Tunnel Ridge"); UC Coal, LLC ("UC Coal"); UC Mining, LLC ("UC Mining"); UC Processing, LLC ("UC Processing"); Warrior Coal, LLC ("Warrior"); Webster County Coal, LLC ("Webster County Coal"); White County Coal, LLC ("White County Coal"); WOR Land 6, LLC and Wildcat Insurance, LLC ("Wildcat Insurance").

Exchange Transaction

In 2017, the board of directors of our general partner ("Board of Directors") and its conflicts committee ("Conflicts Committee") unanimously approved a transaction to simplify our partnership structure and on July 28, 2017, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its 0.99% managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units (collectively the "Exchange Transaction").  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  MGP is the sole general partner of ARLP following the Exchange Transaction, and no control, management or governance changes otherwise occurred.

The Exchange Transaction constituted an exchange of equity interests between entities under common control and not a transfer of a business.  Therefore, the exchange resulted in a reclassification, as of the date of the Exchange Transaction, of a $306.7 million deficit capital balance from the General Partners' interest line item to the Limited Partners - Common Unitholders line item in our consolidated balance sheets.  The reclassification amounts represented the carrying value of the exchanged interests, which included the SGP's deficit balance associated with its prior special general partner interests in ARLP and the Intermediate Partnership, partially offset, by MGP's capital balance associated with its prior managing general partner interest in ARLP.  The SGP deficit balance primarily resulted from contribution and assumption agreements associated with the formation of the ARLP Partnership in 1999.

Simultaneously with the Exchange Transaction discussed above, MGP became a wholly owned subsidiary of MGP II, LLC ("MGP II") which is owned 100% directly and indirectly by AHGP and was created in connection with the Exchange Transaction.  As of December 31, 2017, MGP II held the 56,100,000 ARLP common units discussed above.

Presentation

The consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of December 31, 2017 and 2016, and results of our operations, comprehensive income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2017.  All of our intercompany transactions and accounts have been eliminated.

.

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

Consolidation—The consolidated financial statements present the consolidated financial position, results of operations and cash flows of ARLP, the Intermediate Partnership (a subsidiary of ARLP and a variable interest entity of which ARLP is the primary beneficiary), Alliance Coal (a subsidiary of the Intermediate Partnership and a variable interest entity of which the Intermediate Partnership is the primary beneficiary) and other directly and indirectly wholly- and majority-owned subsidiaries of the Intermediate Partnership and Alliance Coal. The Intermediate Partnership, Alliance Coal and their wholly- and majority-owned subsidiaries represent virtually all the net assets of the ARLP Partnership. MGP's interests in both Alliance Coal and the Intermediate Partnership are reported as general partner interest in the ARLP Partnership. MGP's previous 0.99% managing general partner interest and IDR in ARLP and SGP's previous 0.01% interest in both ARLP and the Intermediate Partnership, all held prior to the Exchange Transaction, are also reported with the general partner interest in ARLP. All intercompany transactions and accounts have been eliminated. See Note 10 – Variable Interest Entities for more information regarding ARLP's consolidation of the Intermediate Partnership and Alliance Coal. See Note 9 – Distributions of Available Cash for more information regarding MGP's IDR in ARLP.  See Note 1 – Organization and Presentation for more information regarding the Exchange Transaction.

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

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall into different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability. Significant fair value measurements are used in our significant estimates and are discussed throughout these notes. See Note 8 – Fair Value Measurements for discussion of recurring fair value measurements not otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less.

Cash Management—The cash flows from operating activities section of our consolidated statements of cash flows reflects adjustments for $14.0 million and $10.6 million representing book overdrafts at December 31, 2017 and 2015.  We did not have material book overdrafts at December 31, 2016.

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

Goodwill—Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment periodically. We evaluate goodwill for impairment annually on November 30th, or more often if events or circumstances indicate that goodwill might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. There were no impairments of goodwill during 2017 or 2016.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized.  Interest costs associated with major asset additions are capitalized during the construction period.  Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred.  Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Land, machinery and equipment under capital lease agreements are capitalized and amortized over the useful lives of the assets given that in each case, ownership transfers at the end of the lease term.  Preparation plants and processing facilities are depreciated using the units-of-production method.  Other plant and equipment assets are depreciated principally using the straight-line method over the estimated useful lives of the assets, ranging from 1 to 22 years, limited by the remaining estimated life of each mine. Depreciable lives for the mining equipment range from 1 to 22 years. Depreciable lives for buildings, office equipment and improvements range from 1 to 24 years. Gains or losses arising from retirements are included in operating expenses. Depletable lives for mineral rights, assuming current production expectations, range from 1 to 22 years. Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage, which equals estimated proven and probable reserves. Therefore, our mineral rights are depleted based on only proven and probable reserves derived in accordance with Industry Guide 7.  At December 31, 2017 and 2016, land and mineral rights include $34.5 million and $34.4 million, respectively, representing the carrying value of coal reserves attributable to properties where we or a third party to which we lease reserves are not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted.  We believe that the carrying value of these reserves will be recovered.  Our accounting for operating leases not currently capitalized is expected to change upon the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02"), as discussed below under New Accounting Standards Issued and Not Yet Adopted.

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

Intangibles—Intangibles subject to amortization include contracts with covenants not to compete, customer contracts acquired from other parties and mining permits.  Intangibles other than customer contracts are amortized on a straight-line basis over their useful life.  Intangibles for customer contracts are amortized on a per unit basis over the terms of the contracts.  Amortization expense attributable to intangibles was $10.5 million, $18.1 million and $15.1 million for the years ending December 31, 2017, 2016 and 2015, respectively.  Our intangibles are included in Prepaid expenses and other assets,  Other long-term assets,  Other current liabilities and Other liabilities on our consolidated balance sheets at December 31, 2017 and 2016.  Our intangibles at December 31 are summarized as follows:

	December 31, 2017			December 31, 2016
		Accumulated	Intangibles,		Accumulated	Intangibles,
	Original Cost	Amortization	Net	Original Cost	Amortization	Net
	(in thousands)
Non-compete agreements	$9,697	$(7,378)	$2,319	$14,542	$(10,974)	$3,568
Customer contracts and other, net	48,970	(36,462)	12,508	54,978	(33,300)	21,678
Mining permits	1,500	(178)	1,322	1,500	(104)	1,396
Total	$60,167	$(44,018)	$16,149	$71,020	$(44,378)	$26,642

Amortization expense attributable to intangible assets is estimated as follows:

Year Ended December 31,	(in thousands)
2018	$6,918
2019	7,737
2020	391
2021	74
2022	74
Thereafter	955

Investments—Our investments and ownership interests in which we do not have a controlling financial interest are accounted for under either the cost method of accounting if we do not have the ability to exercise significant influence over the entity, or under the equity method of accounting if we have the ability to exercise significant influence over the entity.

Historical cost is used to account for investments accounted for under the cost method and distributions received on those investments are recorded as income unless those distributions are considered a return on investment in which case the historical cost is reduced.  Our cost method investment includes Kodiak Gas Services, LLC ("Kodiak").  See Note 11 – Investments for further discussion of this cost method investment.

Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of our investment and the underlying equity in the net assets of the joint venture at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference.  In the event our ownership entitles us to a disproportionate sharing of income or loss, our equity investment income or loss is allocated based on the hypothetical liquidation at book value ("HLBV") method of accounting.

Under the HLBV method, equity investment income or loss is allocated based on the difference between our claim on the net assets of the equity method investee at the end and beginning of the period, with consideration of certain eliminating entries regarding differences of accounting for various related-party transactions, after taking into account contributions and distributions, if any. Our share of the net assets of the equity method investee is calculated as the amount we would receive if the equity method investee were to liquidate all of its assets at net book value and distribute the resulting cash to creditors, other investors and us according to the respective priorities.  None of our current equity investments use the HLBV method.  Our last use of this method was in 2015 for our equity method investment in White Oak Resources LLC ("White Oak").

Our equity method investments include AllDale Minerals, LP ("AllDale I"), and AllDale Minerals II, LP ("AllDale II") (collectively "AllDale Minerals"), both held by our affiliate Cavalier Minerals JV, LLC ("Cavalier Minerals") and  additionally, we have an equity method investment in AllDale Minerals III, LP ("AllDale III") which is held through our subsidiary, Alliance Minerals.  AllDale III, together with AllDale Minerals is considered the "AllDale Partnerships."  During 2015, our equity method investments also included White Oak prior to our acquisition of its remaining equity interests on July 31, 2015.  See Note 11 – Investments for further discussion of these equity method investments.  For discussion of the White Oak acquisition, see Note 3 – Acquisitions.

We review our investments and ownership interests accounted for under both the equity method of accounting and the cost method of accounting for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other-than-temporary.

Advance Royalties, net—Rights to coal mineral leases are often acquired and/or maintained through advance royalty payments.  Where royalty payments represent prepayments recoupable against future production, they are recorded as an asset, with amounts expected to be recouped within one year classified as a current asset.  As mining occurs on these leases, the royalty prepayments are charged to operating expenses. We assess the recoverability of royalty prepayments based on estimated future production. We have recorded a $6.1 million and $6.2 million allowance against these prepayments as of December 31, 2017 and 2016, respectively. Royalty prepayments estimated to be nonrecoverable are expensed.  Our Advance royalties, net at December 31 are summarized as follows:

	2017	2016
	(in thousands)

Advance royalties, affiliates (see Note 18 – Related-Party Transactions)	$32,993	$19,820
Advance royalties, third-parties	11,177	10,759
Total advance royalties, net	$44,170	$30,579

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

Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are deferred and recorded in accumulated other comprehensive loss ("AOCL") until amortized as a component of net periodic benefit cost. Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants' average remaining future years of service.

Workers'  Compensation and Pneumoconiosis (Black Lung) Benefits—We are liable for workers' compensation benefits for traumatic injuries and benefits for black lung disease (or pneumoconiosis).  Both traumatic claims and pneumoconiosis benefits are covered through our self-insured programs.  In addition, certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis benefits to eligible employees and former employees and their dependents.

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

Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis obligation.  Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  Actuarial gains or losses are amortized over the remaining service period of active miners.  See Note 17 – Accrued Workers' Compensation and Pneumoconiosis Benefits for more information on Workers' Compensation and Pneumoconiosis Benefits.

Revenue Recognition—Revenues from coal sales are recognized when title passes to the customer as the coal is shipped. Some coal supply agreements provide for price adjustments based on variations in quality characteristics of the coal shipped. In certain cases, a customer's analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In these cases, we estimate the amount of the quality adjustment and adjust the estimate to actual when the information is provided by the customer. Historically, such adjustments have not been material. Non-coal sales revenues primarily consist of transloading fees, administrative service revenues from our affiliates, mine safety services and products, royalties and throughput fees earned from White Oak prior to July 31, 2015 as disclosed in Note 3 – Acquisitions, other coal contract fees and other handling and service fees. Transportation revenues are recognized in connection with us incurring the corresponding costs of transporting coal to customers through third-party carriers for which we are directly reimbursed through customer billings.  As discussed below, we do not expect the new revenue recognition standard introduced by ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") will result in a material change to our pattern of revenue recognition when it becomes effective.

Common Unit-Based Compensation—We have the Long-Term Incentive Plan ("LTIP") for certain employees and officers of MGP and its affiliates who perform services for us.  The LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to review and approval of the compensation committee of our general partner ("Compensation Committee").  Vesting of all grants outstanding is subject to the satisfaction of certain financial tests, which management currently believes is probable.  Grants issued to LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants.  We account for forfeitures of non-vested LTIP grants as they occur.  We expect to settle the non-vested LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy tax withholding obligations of the LTIP participants.  As provided under the distribution equivalent rights provisions of the LTIP and the terms of the LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or at the discretion of the Compensation Committee, in lieu of cash, phantom units credited to a bookkeeping account with value, equal to the cash distributions we make to unitholders during the vesting period.

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

Income Taxes—We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to the unitholders. Although publicly traded partnerships as a general rule will be taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income, as defined in Section 7704(c) of the Internal Revenue Code.  Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in our consolidated financial statements.  Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in our partnership is not available to us. Our subsidiaries, ASI and Wildcat Insurance, are subject to federal and state income taxes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.  The Tax Cuts and Jobs Act of 2017 signed into law on December 22, 2017 is not expected to have a material impact on our consolidated financial statements.

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

New Accounting Standards Issued and Adopted– In January 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04").  The ASU simplifies the subsequent measurement of goodwill by eliminating the need for an entity to determine the implied fair value of goodwill to calculate an impairment charge.  Under the new guidance an entity compares the fair value of the reporting unit containing the goodwill to its carrying value and records any excess carrying value as an impairment charge.  This new standard is applied prospectively and is effective for annual and interim periods beginning after December 15, 2019; however, early adoption is permitted. We have early adopted this new standard and will apply the guidance to any future goodwill impairment assessments.  The adoption of ASU 2017-04 did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09").  ASU 2016-09 simplifies the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, flexibility in the accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11").  ASU 2015-11 simplifies the subsequent measurement of inventory.  It replaces the current lower of cost or market test with the lower of cost or net realizable value test.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard was applied prospectively and was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted.  The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued and Not Yet Adopted– In March 2017, the FASB issued ASU 2017-07, Compensation–Retirement Benefits (Topic 715) ("ASU 2017-07").  ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost.  It also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.  The new guidance will be applied retroactively to all periods presented.  ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We do not anticipate ASU 2017-07 will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 which increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard's  "capital" or "operating" classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.

We have developed an assessment team to determine the effect of adopting ASU 2016-02. As part of the assessment process, we have reached out to various business units to begin the education process regarding the new standard, compile a population of leases, and assess systems and internal controls. We continue to monitor closely the activities of the FASB and various non-authoritative groups with respect to implementation issues that could affect our evaluation.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01").  ASU 2016-01 will require entities to measure equity investments at fair value and recognize any changes in fair value in net income. The guidance removes the cost method of accounting for equity investments without a readily determinable fair value but provides a new measurement alternative where entities may choose to measure those investments at cost, less any impairment, plus or minus any changes resulting from observable price changes in transactions for the same issuer.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not anticipate ASU 2016-01 will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the new standard is as follows:

An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

We developed an assessment team to determine the effect of adopting ASU 2014-09.  As part of our assessment process, we applied the five-step analysis outlined in the new standard to certain contracts representative of the majority of our coal sales contracts and determined that our pattern of recognition is consistent between both the new and existing standards. We also reviewed the expanded disclosure requirements under the new standard and have determined the additional information to be disclosed.  In addition, we reviewed our business processes, systems and internal controls over financial reporting to support the new recognition and disclosure requirements under the new standard.

We do not expect that the adoption of the new standard will have a material impact on our consolidated financial statements, but will require expanded disclosures including presenting, by type and by segment, revenues for all periods presented and expected revenues by year for performance obligations that are unsatisfied or partially unsatisfied as of the date of presentation.  We have elected the modified retrospective transition method which allows a cumulative effect adjustment to equity as of the date of adoption.  Because we do not anticipate a change in our pattern of revenue recognition, we anticipate that the transition will not have a material impact on our consolidated financial statements.

.

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

Prior to the Hamilton Acquisition Date, we accounted for our 40% interest in White Oak as an equity method investment (See Note 11 – Investments). The acquisition date fair value of the previous equity interest was $121.2 million and is included in the measurement of the consideration transferred. We re-measured our equity investment immediately prior to the Hamilton Acquisition using a discounted cash flow model which resulted in a loss of $52.3 million ("Re-measurement Loss") which is recorded in the line item Acquisition gain, net in our consolidated statements of income. The assumptions used in the determination of the fair value include projected financial information, forward coal price curves, and a risk adjusted discount rate. The assumptions used in this fair value measurement are not observable in active markets and therefore represents a Level 3 fair value measurement.

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

We determined the fair value of cash and cash equivalents, trade receivables, prepaid expenses, advanced royalties, deposits, accounts payable, accrued expenses, and deferred revenue approximated White Oak's carrying value given the highly liquid and short-term nature of these assets and liabilities.  We determined the fair value of inventories, property, plant and equipment (inclusive of mineral interests), and mining permits using a market approach. The market approach included the development of an entity-wide value using discounted cash flows and allocating the entity-wide value back to the underlying assets based on observed market prices.  We have recorded the fair value of the above- and below-market components of customer contracts acquired as assets and liabilities.  We determined these fair values through comparison of the terms in the contracts against projected coal prices.  We also evaluated the acquired asset retirement obligation to determine the cost to fulfill the obligation and applied an appropriate discount rate to determine the fair value.  The assumptions used in these fair value measurements are not observable in active markets and thus represent Level 3 fair value measurements.  We determined the fair value of the long-term debt acquired through comparison of similar debt instruments and interest rates in active markets, and thus the assumptions used for the long-term debt represent Level 2 fair value measurements.  (See Note 2 – Summary of Significant Accounting Policies – Fair Value Measurements for more information regarding fair value hierarchy levels.)

The amounts of revenue and earnings inclusive of the $22.5 million in net gains associated with the settlement of pre-existing relationships and the Re-Measurement Loss, both discussed above, included in the Partnership's consolidated statement of income from the Hamilton Acquisition Date to the period ending December 31, 2015 are as follows:

(in thousands)

Revenue	$75,251
Net income	20,687

The following represents the pro forma revenue and net income for the year ended December 31, 2015 as if Hamilton had been included in the consolidated results of the Partnership since January 1, 2015.  These amounts have been calculated after applying the Partnership's accounting.  Additionally, the Partnership's results have been adjusted to remove the effect of its equity investment in White Oak and the pre-existing relationships that it had in White Oak.

(in thousands)
Total revenues
As reported	$2,273,733
Pro forma	2,337,380

Net income
As reported	$306,171
Pro forma	295,219

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

On the Initial Closing Date, our subsidiary, Alliance Coal acquired the rights to certain coal supply agreements from an affiliate of Patriot for approximately $21.0 million.  Of the $21.0 million purchase price, $9.3 million was paid into escrow subject to obtaining certain assignment consents. In February 2015, $7.5 million of the escrowed amount was released to Patriot for a consent received and $1.8 million was returned to Alliance Coal as a result of a consent not received, reducing our purchase price to $19.2 million.  The acquired agreements provided for delivery of a total of approximately 5.1 million tons of coal from 2015 through 2017. Revenues generated by these contracts during 2015 were $130.5 million.

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

Intangible assets related to coal supply agreements, represented as "Customer contracts, net" in the table above, are reflected in the Prepaid expenses and other assets line item in our consolidated balance sheet at December 31, 2016.  Amortization expense was recognized based on the weighted-average term of the contracts, ranging from 1 to 3 years, on a per unit basis.

MAC

In March 2006, White County Coal and Alexander J. House entered into a limited liability company agreement to form MAC.  MAC was formed to engage in the development and operation of a rock dust mill and to manufacture and sell rock dust.  White County Coal initially invested $1.0 million in exchange for a 50% equity interest in MAC. Our equity investment in MAC was $1.6 million at December 31, 2014.  Effective on January 1, 2015, we purchased the remaining 50% equity interest in MAC from Mr. House for $5.5 million cash paid at closing.  In conjunction with the acquisition, we assumed $0.2 million of liabilities and $7.3 million in assets, net of cash acquired, including $4.2 million of goodwill which is reflected in Other and Corporate in our segment presentation (Note 21 – Segment Information) and is included in the Goodwill line item in our consolidated balance sheets.

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

The fair value of the assets was determined using a market approach and represents a Level 3 fair value measurement under the fair value hierarchy. The fair value analysis was based on assumptions of marketability of coal properties in the current environment and the probability assessment of multiple sales scenarios based on observations of other mine sales.

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

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for asset impairments.

5.INVENTORIES

Inventories consist of the following at December 31:

	2017	2016
	(in thousands)

Coal	$22,825	$29,242
Supplies (net of reserve for obsolescence of $5,149 and $4,940, respectively)	37,450	31,809
Total inventories, net	$60,275	$61,051

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for inventories.

6.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:

	2017	2016
	(in thousands)

Mining equipment and processing facilities	$1,847,037	$1,854,001
Land and mineral rights	449,152	439,236
Buildings, office equipment and improvements	310,167	304,696
Construction and mine development in progress	47,223	26,025
Mine development costs	280,609	297,030
Property, plant and equipment, at cost	2,934,188	2,920,988
Less accumulated depreciation, depletion and amortization	(1,457,532)	(1,335,145)
Total property, plant and equipment, net	$1,476,656	$1,585,843

At December 31, 2017 and 2016, there were no capitalized development costs associated with mines in the development phase.  All past capitalized development costs are associated with mines that shifted to the production phase and thus, these costs are being amortized.  We believe that the carrying value of the past development costs will be recovered.

Equipment leased by us under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization.  Equipment under capital leases totaling $140.9 million included in mining equipment is amortized on the straight-line method over the shorter of its useful life or the related lease term.  The provision for amortization of leased properties is included in depreciation, depletion and amortization expense.  Accumulated amortization related to our capital leases was $55.6 million, $34.2 million and $7.1 million as of December 31, 2017, 2016 and 2015, respectively, and amortization expense was $24.9 million, $27.2 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.  For information regarding long-lived asset impairments please see Note 4 – Long-Lived Asset Impairments.  See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for property, plant and equipment.

7.LONG-TERM DEBT

Long-term debt consists of the following at December 31:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	2017	2016	2017	2016
	(in thousands)
Revolving Credit facility	$30,000	$255,000	$(7,356)	$(453)
Senior notes	400,000	—	(6,707)	—
Series B senior notes	—	145,000	—	(101)
Term loan	—	50,000	—	(126)
Securitization facility	72,400	100,000	—	—
	502,400	550,000	(14,063)	(680)
Less current maturities	(72,400)	(150,000)	—	126
Total long-term debt	$430,000	$400,000	$(14,063)	$(554)

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

The Credit Agreement provided for a $776.5 million revolving credit facility, reducing to $494.75 million on May 23, 2017, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), and for a term loan with a remaining principal balance of $50.0 million (the "Term Loan").  The outstanding revolver balance and term loan balance under the Replaced Credit Agreement were considered advanced under the Credit Facility on January 27, 2017.  On April 3, 2017, we entered into an amendment to the Credit Agreement (the "Amendment") to (a) extend the termination date of the Revolving Credit Facility as to $461.25 million of the $494.75 million of commitments to May 23, 2021, (b) eliminate the Cavalier Condition and the Senior Notes Condition (both as defined in the Credit Agreement) and (c) effectuate certain other changes.  We incurred debt issuance costs in 2017 of $9.2 million in connection with the Credit Agreement.  These debt issuance costs are deferred and amortized as a component of interest expense over the term of the Credit Facility.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.    The Term Loan principal balance of $50.0 million was paid in full in May 2017.

Borrowings under the Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The interest rate, with applicable margin, under the Credit Facility was 4.49% as of December 31, 2017.  At December 31, 2017, we had $8.1 million of letters of credit outstanding with $456.7 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Amendment lowered this fixed charge ratio from less than 1.25 to 1.0 to 1.15 to 1.0 for each rolling four-quarter period and further limited the Intermediate Partnership's ability to incur certain unsecured debt. See Note 10 – Variable Interest Entities for further discussion of restrictions on the cash available for distribution.  The Amendment raised the debt to cash flow ratio from 2.25 to 1.0 to 2.50 to 1.0 and also removed the requirement for the Intermediate Partnership to remain in control of a certain amount of mineable coal reserves relative to its annual production.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.91 to 1.0 and 16.1 to 1.0, respectively, for the trailing twelve months ended December 31, 2017.  We were in compliance with the covenants of the Credit Agreement as of December 31, 2017.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility"). Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate. In November 2017, we extended the term of the Securitization Facility to January 2018.  It was renewed in January 2018 and now matures in January 2019.  At December 31, 2017, we had $72.4 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see Note 10 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II", the parent of ARH), (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6.0% with interest payable quarterly.  Repayment of the principal balance begins following the first fiscal quarter after the earlier of the date on which the aggregate amount borrowed exceeds $90.0 million or December 31, 2017, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. The Cavalier Credit Facility matures September 30, 2024, at which time all amounts then outstanding are required to be repaid. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals.   Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement. As of December 31, 2017, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance

Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At December 31, 2017, we had $5.0 million in letters of credit outstanding under this agreement.

Aggregate maturities of long-term debt are payable as follows:

Year Ended
December 31,	(in thousands)
2018	$72,400
2019	—
2020	—
2021	30,000
2022	—
Thereafter	400,000
$502,400

8.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	$—	$—	$6,800	$—	$—	$9,700

Additional disclosures:
Long-term debt	—	541,147	—	—	559,509	—
Total	$—	$541,147	$6,800	$—	$559,509	$9,700

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

The estimated fair value of the contingent consideration arrangement is based on a probability-weighted discounted cash flow model.  The assumptions in the model include a risk-adjusted discount rate, forward coal sale price curves, cost of debt and probabilities of meeting certain contractual threshold coal sales prices (See Note 3 – Acquisitions).  The decrease in fair value was primarily a result of changes in forward coal sale prices and is recorded in Operating expenses (excluding depreciation, depletion and amortization) in our consolidated income statement.  The fair value measurement is based on significant inputs not observable in active markets and thus represents a Level 3 fair value measurement under the fair value hierarchy.

9.DISTRIBUTIONS OF AVAILABLE CASH

We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner.  Available cash is generally defined in the partnership agreement as all cash and cash equivalents on hand at the end of each quarter less reserves established by MGP in its reasonable discretion for future cash requirements.  These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions. These reserves are also considered in our review of certain VIEs discussed in Note 10 – Variable Interest Entities.

Prior to the Exchange Transaction in July 2017 (See Note 1 – Organization and Presentation), as quarterly distributions of available cash exceeded certain target distribution levels, MGP received distributions based on specified increasing percentages of the available cash that exceeded the target distribution levels.  The target distribution levels were based on the amounts of available cash from our operating surplus distributed for a given quarter that exceeded the minimum quarterly distribution ("MQD") and common unit arrearages, if any.  The MQD was defined as $0.125 per unit ($0.50 per unit on an annual basis).

Under the previous quarterly IDR provisions of our partnership agreement, MGP was entitled to receive 15% of the amount we distributed in excess of $0.1375 per unit, 25% of the amount we distributed in excess of $0.15625 per unit, and 50% of the amount we distributed in excess of $0.1875 per unit.  During the years ended December 31, 2017, 2016 and 2015, we paid to MGP incentive distributions of $37.6 million, $92.0 million and $139.8 million, respectively. The following table summarizes the quarterly per unit distribution paid during the respective quarter:

	Year
	2017	2016	2015
First Quarter	$0.4375	$0.6750	$0.6500
Second Quarter	$0.4375	$0.4375	$0.6625
Third Quarter	$0.5000	$0.4375	$0.6750
Fourth Quarter	$0.5050	$0.4375	$0.6750

On January 26, 2018, we declared a quarterly distribution of $0.51 per unit, totaling approximately $67.3 million (including distributions to MGP with respect to its general partner interest in the Intermediate Partnership), on all our common units outstanding, which was paid on February 14, 2018, to all unitholders of record on February 7, 2018.

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

Contributions made from Alliance Minerals and Bluegrass Minerals to Cavalier Minerals for each period presented are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Alliance Minerals
Beginning cumulative commitment fulfilled	$137,077	$63,498	$11,520
Capital contributions - Cash	6,035	72,334	51,552
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	1,245	426
Ending cumulative commitment fulfilled	143,112	137,077	63,498
Remaining commitment	888	6,923	80,502
Total committed	$144,000	$144,000	$144,000

Bluegrass Minerals
Beginning cumulative commitment fulfilled	$5,712	$2,646	$480
Capital contributions - Cash	251	3,014	2,148
Capital contributions - Net AllDale Minerals' distributions received by Cavalier Minerals (1)	—	52	18
Ending cumulative commitment fulfilled	5,963	5,712	2,646
Remaining commitment	37	288	3,354
Total committed	$6,000	$6,000	$6,000

(1)	Represents distributions received from AllDale Minerals net of distributions reinvested and payments to Bluegrass Minerals for administration expense.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Alliance Minerals	$24,385	$4,546	$—
Bluegrass Minerals	1,016	189	—

Alliance Minerals' ownership interest in Cavalier Minerals at December 31, 2017 and 2016 was 96%. The remainder of the equity ownership is held by Bluegrass Minerals.  We have consolidated Cavalier Minerals' financial results as we concluded that Cavalier Minerals is a VIE and we are the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually has both the power and the benefits related to Cavalier Minerals and we are most closely aligned with Cavalier Minerals through our substantial equity ownership.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our consolidated statements of income.

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

These protective and participating rights did not provide us the ability to unilaterally direct any of the primary activities of White Oak that most significantly impacted its economic performance and thus, we were not the primary beneficiary for consolidation purposes. Consequentially, we accounted for our Series A Units investment as an equity investment.  See Note 11 – Investments for further information.

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

The effect of the partnership agreements of ARLP and the Intermediate Partnership and the operating agreement of Alliance Coal (collectively the "Agreements") is that on a quarterly basis 100% of available cash from our operations must be distributed by ARLP to its partners (apart from certain nominal distributions from the Intermediate Partnership and Alliance Coal to MGP).  Available cash is determined as defined in the Agreements and represents all cash with the exception of cash reserves (i) for the proper conduct of the business including reserves for future capital expenditures and for anticipated credit needs of the Partnership Group, (ii) to comply with debt obligations or (iii) to provide funds for certain subsequent distributions.  MGP, as the managing member of Alliance Coal and the managing general partner of the Intermediate Partnership, is responsible for distributing this cash to ARLP so it can meet its distribution requirements.  As discussed in Note 7 – Long-Term Debt, the Intermediate Partnership's debt covenants place additional restrictions on distributions to ARLP by limiting cash available for distribution from the Intermediate Partnership based on various debt covenants pertaining to the most recent preceding quarter.  MGP does not have the ability, without the consent of the limited partners, to amend the Agreements.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for variable interest entities.

11.INVESTMENTS

AllDale Minerals

In November 2014, Cavalier Minerals (see Note 10 – Variable Interest Entities) was created to indirectly purchase, through its equity investments in AllDale Minerals, oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  In February 2017, Alliance Minerals, which is included in our Other and Corporate category (see Note 21 – Segment Information), committed to directly (rather than through Cavalier Minerals) invest $30.0 million in AllDale III which was created for similar investment purposes.  We account for our ownership interest in the income or loss of the AllDale Partnerships as equity method investments.  We record equity income or loss based on the AllDale Partnerships' individual distribution structures.  The changes in our aggregate equity method investment in the AllDale Partnerships for each of the periods presented were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$138,817	$64,509	$11,257
Contributions	20,688	76,797	54,290
Equity investment income (loss)	13,860	3,543	(594)
Distributions received	(25,401)	(6,032)	(444)
Ending balance	$147,964	$138,817	$64,509

Kodiak

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  This structured investment provides us with a quarterly cash or payment-in-kind return.  Our ownership interests in Kodiak are senior to all other Kodiak equity interests and subordinate only to Kodiak's senior secured debt facility.  We account for our ownership interests in Kodiak as a cost method investment.  It is not practicable to estimate the fair value of our investment in Kodiak because of the lack of a quoted market price for our ownership interests.  The changes in our investment in Kodiak for the year ended December 31, 2017 were as follows:

Year Ended December 31,
2017
(in thousands)
Beginning balance	$—
Contributions	100,000
Payment-in-kind distributions received	6,398
Ending balance	$106,398

White Oak

On September 22, 2011, we entered into a series of transactions ("Initial Transactions") with White Oak to support development of a longwall mining operation, which we assumed control of in July 2015 through our acquisition of the remaining equity interests in White Oak (see Note 3 - Acquisitions).  The Initial Transactions featured several components, including an equity investment in White Oak, the acquisition and lease-back of certain coal reserves and surface rights, a loan and a coal handling and preparation agreement, pursuant to which we constructed and operated Hamilton's preparation plant and other surface facilities.  Our previous equity investment income or loss from White Oak is reflected in our Illinois Basin reportable segment and was recorded under the hypothetical-liquidation-at-book-value method of accounting due to the preferences to which we were entitled with respect to distributions.  See Note 10 – Variable Interest Entities regarding our determination to account for White Oak as an equity investment prior to the Hamilton Acquisition.

White Oak's results prior to the Hamilton Acquisition for the period from January 1, 2015 to July 31, 2015 are summarized as follows:

January 1, 2015
to July 31, 2015
(in thousands)

Total revenues	$108,256
Gross loss	(2,919)
Loss from operations	(38,148)
Net loss	(69,075)

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for equity investments.

12.NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per unit ("EPU").  Net income of ARLP is allocated to the general partners and limited partners in accordance with their respective partnership percentages, after giving effect to any special income or expense allocations, including incentive distributions to our general partner, MGP.  As discussed above in Note 1 – Organization and Presentation under Exchange Transaction, on July 28, 2017, MGP contributed to ARLP all of its IDRs and its general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 7,181 ARLP common units.  In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  As of December 31, 2017, as a result of the transactions, ARLP has 130,704,217 common units outstanding.  Under the IDR provisions of our partnership agreement prior to the Exchange Transaction, MGP was entitled to receive 15% of the amount we distributed in excess of $0.1375 per unit, 25% of the amount we distributed in excess of $0.15625 per unit, and 50% of the amount we distributed in excess of $0.1875 per unit.  Beginning with distributions declared for the three months ended June 30, 2017, we no longer make distributions with respect to the IDRs.

Outstanding awards under our LTIP and phantom units in notional accounts under our SERP and the Deferred Compensation Plan include rights to nonforfeitable distributions or distribution equivalents and are therefore considered participating securities.  As such, we allocate undistributed and distributed earnings to these outstanding awards in our calculation of EPU.  The following is a reconciliation of net income of ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the years ended December 31, 2017, 2016 and 2015, respectively:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per unit data)
Net income of ARLP	$303,638	$339,398	$306,198
Adjustments:
MGP's priority distributions (1)	(19,216)	(76,636)	(144,576)
General partners' equity ownership (1)	(3,688)	(5,275)	(3,262)
General partners' special allocation of certain general and administrative expenses (2)	1,000	1,000	1,500

Limited partners' interest in net income of ARLP	281,734	258,487	159,860

Less:
Distributions to participating securities	(4,339)	(3,391)	(3,493)
Undistributed earnings attributable to participating securities	(1,026)	(3,281)	—

Net income of ARLP available to limited partners	$276,369	$251,815	$156,367

Weighted-average limited partner units outstanding – basic and diluted	98,708	74,354	74,174

Basic and diluted net income of ARLP per limited partner unit (3)	$2.80	$3.39	$2.11

(1)

Amounts for 2017 reflect the impact of the Exchange Transaction eliminating second, third and fourth quarter distributions that would have been paid for the IDRs and the 0.99% general partner interest in ARLP, both of which were held by MGP prior to the Exchange Transaction.  MGP maintained its 1.0001% general partner interest in the Intermediate Partnership and thus continues to receive the Intermediate Partnership quarterly distribution notwithstanding the Exchange Transaction.  Because the Exchange Transaction occurred prior to the record date for ARLP's second quarter distributions, all of the second, third and fourth quarter earnings less the Intermediate Partnership's general partner interest were allocated to ARLP's limited partners. The Exchange Transaction also converted SGP's nominal general partnership interest for its second, third and fourth quarter earnings and subsequent distributions to the limited partner interest.

(2)

An affiliated entity controlled by Mr. Craft made capital contributions of $1.0 million each year during 2017 and 2016 and $1.5 million during 2015 to AHGP for the purpose of funding certain general and administrative expenses.  Upon AHGP's receipt of each contribution, it contributed the same to its subsidiary MGP, our general partner, which in turn contributed the same to our subsidiary, Alliance Coal.  As provided under our partnership agreement, we made special allocations to MGP of certain general and administrative expenses equal to its contributions.  Net income of ARLP allocated to the limited partners was not burdened by this expense.

(3)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method.  Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  For the year ended December 31, 2017, 2016 and 2015, the combined total of LTIP, SERP and Deferred Compensation Plan units of 1,466,404, 922,386, and 734,171, respectively, were considered anti-dilutive under the treasury stock method.

On a pro forma basis, as if the Exchange Transaction had taken place on January 1, 2015, the reconciliation of net income of ARLP to basic and diluted earnings per unit and the weighted-average units used in computing EPU for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per unit data)
Net income of ARLP	$303,638	$339,398	$306,198
Adjustments:
General partners' equity ownership	(3,036)	(3,397)	(3,063)
General partners' special allocation of certain general and administrative expenses (1)	1,000	1,000	1,500

Limited partners' interest in net income of ARLP	301,602	337,001	304,635

Less:
Distributions to participating securities	(4,339)	(3,391)	(3,493)
Undistributed earnings attributable to participating securities	(701)	(1,594)	—

Net income of ARLP available to limited partners (2)	$296,562	$332,016	$301,142

Weighted-average limited partner units outstanding – basic and diluted (2)	130,681	130,461	130,282

Pro forma basic and diluted net income of ARLP per limited partner unit (3)	$2.27	$2.54	$2.31

(1)

An affiliated entity controlled by Mr. Craft made capital contributions of $1.0 million each year during 2017 and 2016 and $1.5 million during 2015 to AHGP for the purpose of funding certain general and administrative expenses.  Upon AHGP's receipt of each contribution, it contributed the same to its subsidiary MGP, our general partner, which in turn contributed the same to our subsidiary, Alliance Coal.  As provided under our partnership agreement, we made special allocations to MGP of certain general and administrative expenses equal to its contributions.  Net income of ARLP allocated to the limited partners was not burdened by this expense.

(2)

The pro forma amounts presented above reflect net income allocations as if distributions had been made for all periods presented based on the limited and general partner interests outstanding as a result of the Exchange Transaction.  Accordingly, the Adjustment - General partners' equity ownership line item above no longer includes the (a) IDR distributions to MGP, (b) general partner interest distributions from ARLP to MGP and SGP and (c) general partner distributions from the Intermediate Partnership to SGP.  Pro forma amounts above also reflect weighted average units outstanding as if the issuance of 56,107,181 ARLP common units in the Exchange Transaction applied to all periods presented.

(3)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method.  Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  For the year ended December 31, 2017, 2016 and 2015, the combined total of LTIP, SERP and Deferred Compensation Plan units of 1,466,404, 922,386 and 734,171, respectively, were considered anti-dilutive under the treasury stock method.

.

13.EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Our eligible employees currently participate in a defined contribution profit sharing and savings plan ("PSSP") that we sponsor.  The PSSP covers all regular full-time employees.  PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We make matching contributions based on a percent of an employee's eligible compensation and also make an additional non-matching contribution.  Our contribution expense for the PSSP was approximately $18.7 million, $18.2 million and $22.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Defined Benefit Plan—Eligible employees at certain of our mining operations participate in a defined benefit plan (the "Pension Plan") that we sponsor. The Pension Plan is currently closed to new applicants and effective January 31, 2017, participants within the Pension Plan are no longer receiving benefit accruals for service.  The amendment did not materially affect pension benefits accrued prior to January 31, 2017.  All participants can participate in enhanced benefits provisions under the PSSP.  The benefit formula for the Pension Plan is a fixed-dollar unit based on years of service.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2017 and 2016 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements at December 31, 2017 and 2016, respectively:

	2017	2016
	(dollars in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$113,482	$107,476
Service cost	—	2,205
Interest cost	4,587	4,493
Actuarial loss	13,501	901
Benefits paid	(4,272)	(3,091)
Plan amendments	—	1,498
Benefit obligations at end of year	127,298	113,482

Change in plan assets:
Fair value of plan assets at beginning of year	71,412	68,445
Employer contribution	2,971	2,608
Actual return on plan assets	11,870	3,450
Benefits paid	(4,272)	(3,091)
Fair value of plan assets at end of year	81,981	71,412
Funded status at the end of year	$(45,317)	$(42,070)

Amounts recognized in balance sheet:
Non-current liability	$(45,317)	$(42,070)

Amounts recognized in accumulated other comprehensive income consists of:
Prior service cost	$(1,312)	$(1,498)
Net actuarial loss	(41,979)	(38,424)
	$(43,291)	$(39,922)

Weighted-average assumptions to determine benefit obligations as of December 31,
Discount rate	3.54%	4.06%
Expected rate of return on plan assets	7.00%	7.00%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	4.06%	4.27%
Expected return on plan assets	7.00%	7.50%

The actuarial loss component of the change in benefit obligation in 2017 was primarily attributable to a decrease in the discount rate compared to December 31, 2016 and updated retirement and withdrawal rates, offset in part by improved life expectancies.  The actuarial loss component of the change in benefit obligation in 2016 was primarily attributable to a decrease in the discount rate compared to December 31, 2015, offset in part by improved life expectancies and updated retirement and withdrawal rate estimates.

The expected long-term rate of return used to determine our pension liability is based on a 1.5% active management premium in addition to an asset allocation assumption of:

Asset allocation
As of December 31, 2017	assumption
Equity securities	62%
Fixed income securities	33%
Real estate	5%
100%

The actual return on plan assets was 18.0% and 5.9% for the years ended December 31, 2017 and 2016, respectively.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Components of net periodic benefit cost:
Service cost	$—	$2,205	$2,473
Interest cost	4,587	4,493	4,296
Expected return on plan assets	(4,978)	(5,138)	(5,590)
Amortization of prior service cost	186	—	—
Amortization of net loss	3,054	2,952	3,354
Net periodic benefit cost	$2,849	$4,512	$4,533

	2017	2016
	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive loss:
Prior service cost	$—	$(1,498)
Net actuarial loss	(6,610)	(2,589)
Reversal of amortization item:
Prior service cost	186	—
Net actuarial loss	3,054	2,952
Total recognized in accumulated other comprehensive loss	(3,370)	(1,135)
Net periodic benefit cost	(2,849)	(4,512)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(6,219)	$(5,647)

Estimated future benefit payments as of December 31, 2017 are as follows:

Year Ended
December 31,	(in thousands)

2018	$4,238
2019	4,651
2020	5,053
2021	5,420
2022	5,696
2023-2027	32,329
$57,387

We expect to contribute $3.8 million to the Pension Plan in 2018.  The estimated net actuarial loss and prior service cost for the Pension Plan that will be amortized from AOCL into net periodic benefit cost during the 2018 fiscal year is $3.8 million and $0.2 million, respectively.

The Compensation Committee has appointed an investment manager with full investment authority with respect to Pension Plan investments subject to investment guidelines and compliance with ERISA or other applicable laws.  The investment manager employs a series of asset allocation strategy phases to glide the portfolio risk commensurate with both plan characteristics and market conditions.  The objective of the allocation policy is to reach and maintain fully funded status.  The total portfolio allocation will be adjusted as the funded ratio of the Pension Plan changes and market conditions warrant.  The target allocation includes investments in equity and fixed income commingled investment funds.  Total account performance is reviewed at least annually, using a dynamic benchmark approach to track investment performance.  General asset allocation guidelines at December 31, 2017 are as follows:

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

The following information discloses the fair values of our Pension Plan assets, by asset category, for the periods indicated:

	December 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents (a)	$1,439	$1,137

Commingled investment funds measured at net asset value (b):
Equities - U.S. large-cap	26,031	21,082
Equities - U.S. small-cap	6,120	6,531
Equities - International developed markets	15,015	11,074
Equities - International emerging markets	6,528	4,614
Fixed income - Investment grade	13,546	16,823
Fixed income - High yield	4,325	4,543
Real estate	3,754	4,259
Other	5,223	1,349
Total	$81,981	$71,412

(a)

Cash and cash equivalents represents a Level 1 fair value measurement.  See Note 2 – Summary of Significant Accounting Policies – Fair Value Measurements for more information regarding the definitions of fair value hierarchy levels.

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

14.COMPENSATION PLANS

Long-Term Incentive Plan

We have the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  The LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief Executive Officer of MGP, subject to review and approval of the Compensation Committee.  Vesting of all grants outstanding is subject to the satisfaction of certain financial tests, which management currently believes is probable.  Grants issued to LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants.  We account for forfeitures of non-vested LTIP grants as they occur.  We expect to settle the non-vested LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy tax withholding obligations of LTIP participants.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or at the discretion of the Compensation Committee, in lieu of cash, phantom units credited to a bookkeeping account with value, equal to the cash distributions we make to unitholders during the vesting period.

A summary of non-vested LTIP grants as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2015	843,340	$37.16	$36,306
Granted	303,165	37.18
Vested (1)	(202,778)	38.85
Forfeited	(3,934)	36.49
Non-vested grants at December 31, 2015	939,793	36.80	12,678
Granted	960,992	12.38
Vested (1)	(284,272)	31.51
Forfeited	(11,765)	26.39
Non-vested grants at December 31, 2016	1,604,748	23.19	36,027
Granted	475,310	23.17
Vested (1)	(350,516)	40.73
Forfeited	(35,516)	20.01
Non-vested grants at December 31, 2017	1,694,026	19.62	33,372

(1)

During the years ended December 31, 2017, 2016 and 2015, we issued 222,011, 176,319, and 128,150, respectively, unrestricted common units to the LTIP participants.  The remaining vested units were settled in cash to satisfy the individual statutory minimum tax obligations of the LTIP participants.

For the years ended December 31, 2017, 2016 and 2015, our LTIP expense was $11.0 million, $12.7 million and $11.2 million, respectively.  The total obligation associated with the LTIP as of December 31, 2017 and 2016 was $21.8 million and $25.1 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets.  As of December 31, 2017, there was $11.4 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.1 years.

On January 24, 2018, the Compensation Committee determined that the vesting requirements for the 2015 grants of 290,706 restricted units (which was net of 12,459 forfeitures) had been satisfied as of January 1, 2018. As a result of this vesting, on February 8, 2018, we issued 191,858 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy tax withholding obligations of the LTIP participants.  On January 24, 2018, the Compensation Committee also authorized additional grants of 526,305 restricted units, of which 511,305 units were granted.

After consideration of the January 1, 2018 vesting and subsequent issuance of 191,858 common units, approximately 2.1 million units remain available under the LTIP for issuance in the future, assuming all grants issued in 2018, 2017 and 2016 and currently outstanding are settled with common units, without reduction for tax withholding, and no future forfeitures occur and DERs continue being paid in cash versus additional phantom units.

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

A summary of SERP and Deferred Compensation Plan activity as of and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2015	368,981	$34.02	$15,885
Granted	60,160	21.38
Phantom units outstanding as of December 31, 2015	429,141	32.25	5,789
Granted	74,799	16.31
Issued	(9,922)	33.76
Phantom units outstanding as of December 31, 2016	494,018	29.77	11,091
Granted	67,766	20.38
Phantom units outstanding as of December 31, 2017	561,784	28.64	11,067

Total SERP and Deferred Compensation Plan expense was $1.4 million, $1.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017 and 2016, the total obligation associated with the SERP and Deferred Compensation Plan was $16.1 million and $14.7 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets. On February 8, 2018, we issued 7,181 ARLP common units to a participant under the SERP.  Units issued to this participant were net of units settled in cash to satisfy tax withholding obligations.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for unit-based compensation.

15.SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash Paid For:
Interest	$31,692	$29,274	$30,438
Income taxes	$210	$10	$21

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$15,636	$8,232	$12,634
Assets acquired by capital lease	$—	$37,089	$99,543
Market value of common units vested in Long-Term Incentive Plan and Deferred Compensation Plan before minimum statutory tax withholding requirements	$8,149	$3,642	$7,389
Acquisition of businesses:
Fair value of assets assumed, net of cash acquired	$—	$1,011	$519,384
Contingent consideration	—	—	(20,907)
Settlement of pre-existing relationships	—	—	(124,379)
Previously held equity-method investment	—	—	(122,764)
Cash paid, net of cash acquired	—	(1,011)	(74,953)
Fair value of liabilities assumed	$—	$—	$176,381

16.ASSET RETIREMENT OBLIGATIONS

The majority of our operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations require, among other things, restoration of property in accordance with specified standards and an approved reclamation plan.

The following table presents the activity affecting the asset retirement and mine closing liability:

	Year Ended December 31,
	2017	2016
	(in thousands)

Beginning balance	$125,701	$123,685
Accretion expense	3,793	3,769
Payments	(1,046)	(379)
Allocation of liability associated with acquisitions, mine development and change in assumptions	2,152	(1,374)
Ending balance	$130,600	$125,701

For the year ended December 31, 2017, the allocation of liability associated with acquisition, mine development and change in assumptions was a net increase of $2.2 million.  This increase was attributable to the net impact of increased expansion and disturbances of refuse sites primarily at the Hamilton and River View mines, offset in part by overall changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuations in projected mine life estimates.

For the year ended December 31, 2016, the allocation of liability associated with acquisition, mine development and change in assumptions was a net decrease of $1.4 million.  This decrease was primarily attributable to the net impact of overall general changes in inflation and discount rates, current estimates of the costs and scope of remaining reclamation work, reclamation work completed and fluctuations in projected mine life estimates, offset in part by increased expansion and disturbances of refuse sites primarily at the Warrior and Gibson County Coal mines.

The impact of discounting our estimated cash flows resulted in reducing the accrual for asset retirement obligations by $114.0 million and $110.7 million at December 31, 2017 and 2016, respectively. Estimated payments of asset retirement obligations as of December 31, 2017 are as follows:

Year Ended
December 31,	(in thousands)

2018	$3,850
2019	454
2020	433
2021	—
2022	1,256
Thereafter	238,604
Aggregate undiscounted asset retirement obligations	244,597
Effect of discounting	(113,997)
Total asset retirement obligations	130,600
Less: current portion	(3,850)
Asset retirement obligations	$126,750

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and are typically renewable on a yearly basis.  As of December 31, 2017 and 2016, we had approximately $172.9 million and $171.8 million, respectively, in surety bonds outstanding to secure the performance of our reclamation obligations.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for asset retirement obligations.

17.ACCRUED WORKERS' COMPENSATION AND PNEUMOCONIOSIS BENEFITS

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  Workers' compensation laws also compensate survivors of workers who suffer employment related deaths.  Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay benefits for black lung disease (or pneumoconiosis) to eligible employees and former employees and their dependents.  Both pneumoconiosis and traumatic claims are covered through our self-insured programs.

The following is a reconciliation of the changes in workers' compensation liability (including current and long-term liability balances) at December 31, 2017 and 2016:

	2017	2016
	(in thousands)

Beginning balance	$48,131	$54,558
Accruals increase	17,066	10,450
Payments	(10,769)	(10,415)
Interest accretion	1,681	1,967
Valuation gain	(1,670)	(8,429)
Ending balance	$54,439	$48,131

The discount rate used to calculate the estimated present value of future obligations for workers' compensation was 3.22%, 3.52% and 3.63% at December 31, 2017, 2016 and 2015, respectively.

The 2017 valuation gain was primarily attributable to favorable changes in claims development partially offset by the decrease in the discount rate used to calculate the estimated present value of future obligations.  The 2016 valuation gain was primarily attributable to favorable changes in claims development partially offset by the decrease in the discount rate used to calculate the estimated present value of future obligations.

As of December 31, 2017 and 2016, we had $89.2 million and $89.1 million, respectively, in surety bonds and letters of credit outstanding to secure workers' compensation obligations.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for the particular claim year have been met.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of December 31, 2017 are $9.0 million and are included in Other long-term assets on our consolidated balance sheet.

The following is a reconciliation of the changes in pneumoconiosis benefit obligations at December 31, 2017 and 2016:

	2017	2016
	(in thousands)

Benefit obligations at beginning of year	$64,988	$61,693
Service cost	2,255	2,578
Interest cost	2,555	2,506
Actuarial loss	7,938	205
Benefits and expenses paid	(2,877)	(1,994)
Benefit obligations at end of year	$74,859	$64,988

The following is a reconciliation of the changes in the pneumoconiosis benefit obligation recognized in AOCL for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)

Net actuarial loss	$(7,938)	$(205)	$(750)
Reversal of amortization item:
Net actuarial gain	(2,092)	(2,643)	(451)
Total recognized in accumulated other comprehensive loss	$(10,030)	$(2,848)	$(1,201)

The discount rate used to calculate the estimated present value of future obligations for pneumoconiosis benefits was 3.49%, 3.97% and 4.16% at December 31, 2017, 2016 and 2015, respectively.

	2017	2016	2015
	(in thousands)
Amount recognized in accumulated other comprehensive loss consists of:
Net actuarial loss (gain)	$8,648	$(1,382)	$(4,230)

The actuarial loss component of the change in benefit obligations in 2017 was primarily attributable to the decrease in the discount rate used to calculate the estimated present value of the future obligations, an increase in the assumed future medical benefits, and closure of a state fund which historically shared indemnity costs on state pneumoconiosis claims.  The actuarial loss component of the change in benefit obligations in 2016 was primarily attributable to the decrease in the discount rate used to calculate the estimated present value of the future obligations which was partially offset by favorable claims development changes.

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for pneumoconiosis and workers' compensation benefits at December 31, 2017 and 2016:

	2017	2016
	(in thousands)

Workers' compensation claims	$54,439	$48,131
Pneumoconiosis benefit claims	74,859	64,988
Total obligations	129,298	113,119
Less current portion	(10,729)	(9,897)
Non-current obligations	$118,569	$103,222

Both the pneumoconiosis benefit and workers' compensation obligations were unfunded at December 31, 2017 and 2016.

The pneumoconiosis benefit and workers' compensation expense consists of the following components for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)

Service cost	$2,255	$2,578	$3,081
Interest cost	2,555	2,506	2,094
Net amortization	(2,092)	(2,643)	(451)
Total pneumoconiosis expense	2,718	2,441	4,724
Workers' compensation expense	12,215	9,063	9,759
Total expense	$14,933	$11,504	$14,483

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for workers' compensation and pneumoconiosis benefits.

18.RELATED-PARTY TRANSACTIONS

We have continuing related-party transactions with MGP and its affiliates.  The Board of Directors and its Conflicts Committee review our related-party transactions that involve a potential conflict of interest between our general partner or its affiliates and ARLP or its subsidiaries or another partner to determine that such transactions are fair and reasonable to ARLP.  As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to ARLP.

White Oak—On September 22, 2011, we entered into the Initial Transactions (See Note 11 – Investments) with White Oak and related entities to support development of a longwall mining operation.  The Initial Transactions and subsequent transactions with White Oak involved several components, including an equity investment containing certain distribution and liquidation preferences, the acquisition and lease-back of certain reserves and surface rights which generated royalties of $11.4 million in 2015, a coal handling and services agreement which generated throughput revenues of $28.2 million in 2015, a coal supply agreement, export marketing and transportation agreements and certain debt agreements.  On July 31, 2015, we purchased the remaining equity interests in White Oak.  See Note 3 – Acquisitions for a detailed discussion of this acquisition.

In addition to the agreements discussed above, White Oak also had agreements with our subsidiaries for the purchase of various services and products, including for coal handling services provided by our Mt. Vernon transloading facility.  For the year ended December 31, 2015, we recorded revenues of $4.6 million, for services and products provided by Mt. Vernon and Matrix Design to White Oak, which are included in Other sales and operating revenues on our consolidated statements of income.

Affiliate Royalty Agreements

The following table summarizes advanced royalties outstanding and related payments and recoupments under our affiliate royalty agreements:

		WKY CoalPlay
		Towhead	Webster	Henderson	WKY
	SGP	Coal	Coal	Coal	CoalPlay
		Henderson			Henderson
	Tunnel	& Union	Webster	Henderson	& Union
	Ridge	Counties, KY	County, KY	County, KY	Counties, KY	Total
	Acquired	Acquired	Acquired	Acquired	Acquired
	2005	December 2014	December 2014	December 2014	February 2015
	(in thousands)
As of January 1, 2015	$10,706	$—	$—	$—	$—	$10,706
Payments	3,000	3,598	2,568	2,522	2,131	13,819
Recoupment	(8,293)	—	(42)	—	—	(8,335)
As of December 31, 2015	5,413	3,598	2,526	2,522	2,131	16,190
Payments	3,000	3,598	2,568	2,522	2,131	13,819
Recoupment	(8,413)	(1)	(1,775)	—	—	(10,189)
As of December 31, 2016	—	7,195	3,319	5,044	4,262	19,820
Payments	6,000	3,598	2,568	2,522	2,131	16,819
Recoupment	(3,000)	(109)	(531)	—	(6)	(3,646)
As of December 31, 2017	$3,000	$10,684	$5,356	$7,566	$6,387	$32,993

SGP—In January 2005, we acquired Tunnel Ridge from ARH.  In connection with this acquisition, we assumed a coal lease with SGP.  Under the terms of the lease, Tunnel Ridge has paid SGP and will continue to pay SGP an annual minimum royalty of $3.0 million until the earlier of January 1, 2033 or the exhaustion of the mineable and merchantable leased coal.  In December 2016, Tunnel Ridge had recouped all past annual advances and made the first earned royalty payment to SGP, which was nominal.  During 2017, Tunnel Ridge incurred $7.2 million in earned royalties of which $0.8 million was payable to SGP in January 2018 and paid its annual minimum of $3.0 million to SGP in January 2017 which was fully recouped by March 2017.  Tunnel Ridge also paid the $3.0 million annual minimum due on January 1, 2018 in late December 2017 which will be fully recouped by March 2018.

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

In December 2014, WKY CoalPlay's subsidiaries, Towhead Coal Reserves, LLC ("Towhead Coal"), Webster Coal Reserves, LLC ("Webster Coal"), and Henderson Coal Reserves, LLC ("Henderson Coal") entered into coal lease agreements with Alliance Resource Properties.  The leases with Towhead Coal and Henderson Coal have initial terms of 20 years and provide for earned royalty payments of 4.0% of the coal sales price to both and annual minimum royalty payments of $3.6 million and $2.5 million, respectively.  The lease with Webster Coal has an initial term of 7 years and provides for earned royalty payments of 4.0% of the coal sales price and annual minimum royalty payments of $2.6 million.  All annual minimum royalty payments for each agreement are recoupable from future earned royalties related to their respective agreements. Each agreement grants Alliance Resource Properties an option to acquire the leased reserves at any time during a three-year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in the reserves taking into account payments previously made under the leases (See Note 10 – Variable Interest Entities).

SGP Land—In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining was required to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments had been paid. The cumulative annual minimum lease requirement of $6.0 million was met in 2015.  MC Mining paid to SGP Land earned royalties of $0.6 million in each of the years ended December 31, 2017 and 2016 and $1.9 million in the year ended December 31, 2015.

Cavalier Minerals– As discussed in Note 10 – Variable Interest Entities, Alliance Minerals has a limited partnership interest in Cavalier and we consolidate Cavalier Minerals which holds limited partner interests in the AllDale Minerals entities, which were created to purchase oil and gas mineral interests in various geographical locations within producing basins in the continental U.S. See Note 11 - Investments for information on payments made and distributions received.

Mineral Lending– See Note 7 - Long-Term Debt for discussion of the Cavalier Credit Agreement and Mineral Lending.

19.COMMITMENTS AND CONTINGENCIES

Commitments—We lease buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. We also have a noncancelable lease with SGP and a noncancelable lease with a third party for equipment under a capital lease obligation. In 2015, we acquired equipment and other assets under operating and capital lease agreements as a result of the Hamilton and Patriot acquisitions (See Note 3 – Acquisitions). Future minimum lease payments are as follows:

		Other Operating Leases
	Capital
Year Ending December 31,	Lease	Affiliate	Others	Total
	(in thousands)

2018	$32,378	$240	$9,827	$10,067
2019	48,953	—	5,826	5,826
2020	8,866	—	1,366	1,366
2021	966	—	—	—
2022	917	—	—	—
Thereafter	—	—	—	—
Total future minimum lease payments	$92,080	$240	$17,019	$17,259
Less: amount representing interest	(6,376)
Present value of future minimum lease payments	85,704
Less: current portion	(28,613)
Long-term capital lease obligation	$57,091

Rental expense (including rental expense incurred under operating lease agreements) was $16.1 million, $17.0 million and $11.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Contractual Commitments—In connection with planned capital projects, we have contractual commitments of approximately $64.3 million at December 31, 2017.  As of December 31, 2017, we had $1.3 million in commitments to purchase coal from external production sources in 2018.

In February 2017, Alliance Minerals committed to invest $30.0 million in AllDale III.  As of December 31, 2017, Alliance Minerals had a remaining commitment to AllDale III of $15.6 million.  For more information on Alliance Minerals and AllDale III, see Note 11 –  Investments.

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

Other—Effective October 1, 2017, we renewed our annual property and casualty insurance program.  Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75, 90 or 120 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

20.CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We have significant long-term coal supply agreements, some of which contain prospective price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, in the infrequent circumstance when the coal is sold other than free on board the mine, changes in transportation rates.  For the year ended December 31, 2017, we had no customer from which total revenues including transportation revenues were at least ten percent of our total revenues, and therefore considered to be a major customer. For the years ended December 31, 2016 and 2015, the Illinois Basin and Appalachia segments as well as Other and Corporate had total revenues from major customers as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)

Customer A	$253,465	$343,483
Customer B	241,255	305,048
Customer C	265,642	312,150

Trade accounts receivable from these customers totaled approximately $42.5 million and $48.4 million at December 31, 2016 and 2015, respectively.  Our bad debt experience has historically been insignificant.  Financial conditions of our customers could result in a material change to our bad debt expense in future periods.  The coal supply agreements with these major customers expire in 2018 for customer A, and 2020 for customers B and C.

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal's Dotiki mining complex, (b) Gibson County Coal's mining complex, which includes the Gibson North (currently idled) and Gibson South mines, (c) Warrior's mining complex, (d) River View's mining complex and (e) the Hamilton mining complex.  The Gibson North mine was idled in the fourth quarter of 2015 in response to market conditions but is expected to resume production in 2018.

The Illinois Basin reportable segment also includes White County Coal's Pattiki mining complex, Hopkins County Coal's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree's mining complex, which includes the Onton mine, Steamport and certain reserves, CR Services, CR Machine Shop, certain properties and equipment of Alliance Resource Properties, ARP Sebree, ARP Sebree South and UC Coal and its subsidiaries, UC Mining and UC Processing.  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production on April 1, 2016.  Our Onton mine has been idled since the fourth quarter of 2015 in response to market conditions.  UC Coal equipment assets acquired in 2015 continue to be deployed as needed at various Illinois Basin operating mines.

The Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex and the MC Mining mining complex.  The Mettiki mining complex includes Mettiki (WV)'s Mountain View mine and Mettiki (MD)'s preparation plant.

Other and Corporate includes marketing and administrative activities, ASI and its subsidiaries, Matrix Design and Alliance Design Group, LLC (collectively Matrix Design and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, our Mt. Vernon dock activities, Alliance Coal's coal brokerage activity, MAC (see Note 3 – Acquisitions), certain of Alliance Resource Properties' land and mineral interest activities, Pontiki's prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, Alliance Minerals, and its affiliate, Cavalier Minerals (see Note 10 – Variable Interest Entities), both of which hold equity investments in various AllDale Partnerships (see Note 11 – Investments), AROP Funding and our new subsidiary formed March 30, 2017, Alliance Finance (both discussed in Note 7 – Long-Term Debt).  On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak (see Note 11 – Investments).

Reportable segment results as of and for the years ended December 31, 2017, 2016 and 2015 are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Year Ended December 31, 2017

Revenues - Outside	$1,059,381	$623,720	$113,119	$—	$1,796,220
Revenues - Intercompany	56,097	2,321	15,924	(74,342)	—
Total revenues (2)	1,115,478	626,041	129,043	(74,342)	1,796,220

Segment Adjusted EBITDA Expense (3)	688,468	385,802	83,490	(65,573)	1,092,187
Segment Adjusted EBITDA (4)	391,426	234,124	65,810	(8,769)	682,591
Total assets	1,429,078	470,892	506,437	(187,036)	2,219,371
Capital expenditures	94,252	48,358	2,478	—	145,088

Year Ended December 31, 2016

Revenues - Outside	$1,275,543	$541,108	$114,802	$—	$1,931,453
Revenues - Intercompany	61,617	3,806	17,752	(83,175)	—
Total revenues (2)	1,337,160	544,914	132,554	(83,175)	1,931,453

Segment Adjusted EBITDA Expense (3)	761,644	346,712	89,594	(72,313)	1,125,637
Segment Adjusted EBITDA (4)	552,284	191,487	46,339	(10,862)	779,248
Total assets	1,460,924	480,745	404,153	(152,780)	2,193,042
Capital expenditures (5)	52,505	36,213	2,338	—	91,056

Year Ended December 31, 2015

Revenues - Outside	$1,527,596	$584,962	$161,175	$—	$2,273,733
Revenues - Intercompany	108,621	11,337	19,869	(139,827)	—
Total revenues (2)	1,636,217	596,299	181,044	(139,827)	2,273,733

Segment Adjusted EBITDA Expense (3)	961,611	398,071	153,720	(127,247)	1,386,155
Segment Adjusted EBITDA (4)	604,808	186,518	26,189	(12,580)	804,935
Total assets	1,694,044	517,972	263,817	(114,547)	2,361,286
Capital expenditures (5)	145,352	61,279	6,166	—	212,797

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

(3)

Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.  Results presented for Segment Adjusted EBITDA Expense for the years ended December 31, 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Segment Adjusted EBITDA Expense	$1,092,187	$1,125,637	$1,386,155
Outside coal purchases	—	(1,514)	(327)
Other income	2,980	725	955
Operating expenses (excluding depreciation, depletion and amortization)	$1,095,167	$1,124,848	$1,386,783

(4)

Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, asset impairment, net acquisition gain, debt extinguishment loss and general and administrative expenses.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.  Results presented for Segment Adjusted EBITDA for the years ended December 31, 2016 and 2015 have been recast to reflect a reclassification of depreciation and depletion capitalized into coal inventory as adjustments to Depreciation, depletion and amortization rather than Operating expenses (excluding depreciation, depletion and amortization).  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Segment Adjusted EBITDA	$682,591	$779,248	$804,935
General and administrative	(61,760)	(72,529)	(67,484)
Depreciation, depletion and amortization	(268,981)	(336,509)	(323,983)
Asset impairment	—	—	(100,130)
Interest expense, net	(39,291)	(30,659)	(29,694)
Acquisition gain, net	—	—	22,548
Debt extinguishment loss	(8,148)	—	—
Income tax expense	(210)	(13)	(21)
Net income	$304,201	$339,538	$306,171

(5)

Capital expenditures shown above exclude the Hamilton Acquisition on July 31, 2015, the Patriot acquisition on February 3, 2015, the MAC acquisition on January 1, 2015 and the payment for acquisition of customer contracts in 2016 (see consolidated statements of cash flows).

.

22.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results in 2017 and 2016 is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017 (1)	2017	2017
	(in thousands, except unit and per unit data)
Revenues	$461,080	$398,720	$453,189	$483,231
Income from operations	107,532	78,760	64,828	77,492
Income before income taxes	105,038	63,356	61,431	74,586
Net income of ARLP	104,902	63,230	61,271	74,235

Basic and diluted net income of ARLP per limited partner unit	$1.10	$0.82	$0.52	$0.55

Weighted-average number of units outstanding – basic and diluted (2)	74,503,298	74,597,036	114,237,979	130,704,217

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(in thousands, except unit and per unit data)
Revenues	$412,829	$439,150	$552,074	$527,400
Income from operations	54,847	90,361	96,431	124,303
Income before income taxes	47,299	82,717	89,831	119,704
Net income of ARLP	47,310	82,713	89,780	119,595

Basic and diluted net income of ARLP per limited partner unit	$0.36	$0.82	$0.91	$1.30

Weighted-average number of units outstanding – basic and diluted	74,291,114	74,375,025	74,375,025	74,375,025

(1)	Our June 30, 2017 quarterly results were affected by a debt extinguishment loss of $8.1 million related to early repayment of our Series B Senior Notes in May 2017 (Note 7 – Long-Term Debt).
(2)

Weighted-average number of units outstanding – basic and diluted were impacted by the Exchange Transaction in the quarters ended September 30, 2017 and December 31, 2017.  See Note 1 – Organization and Presentation for more information regarding the Exchange Transaction.

.

23.SUBSEQUENT EVENTS

Other than those events described below and in Notes 7, 9 and 14, there were no subsequent events.

Simplification Transactions

On February 22, 2018, our Board of Directors and the board of directors of AHGP's general partner approved a simplification agreement (the "Simplification Agreement") pursuant to which, through a series of transactions (i) AHGP would become a wholly owned subsidiary of ARLP, (ii) all of the issued and outstanding AHGP common units would be canceled and converted into the right to receive all of the ARLP common units held by AHGP and its subsidiaries (collectively, the "Simplification Transactions") and (iii) MGP will remain the sole general partner of ARLP, and no control, management, or governance changes are otherwise expected to occur.  The consummation of the Simplification Transactions is subject to the SEC declaring the effectiveness of a registration statement on Form S-4 under the Securities Act of 1933 to register the ARLP common units that will be distributed to former unitholders of AHGP and the affirmative vote or consent of the holders of a majority of the outstanding AHGP common units.  Certain unitholders of AHGP that beneficially own a majority of the outstanding AHGP common units have entered into a unitholder support agreement pursuant to which such unitholders have agreed to execute a written consent approving the Simplification Agreement within two business days after the registration statement on Form S-4 is declared effective by the SEC. We currently believe that the Simplification Transactions will not result in any gain or loss on our financial statements, but anticipate this will result in a change in reporting entity requiring us to recast our historical financial statements reflecting the resulting structure as if it had always been the structure for the periods covered by such financial statements.

Settlement of Litigation

On February 18, 2018 we reached agreement with a customer and certain of its affiliates to settle breach of contract litigation we initiated in January 2015.  The agreement includes a $93.0 million payment to us and certain future coal supply commitments.  In addition, we will acquire certain coal reserves for $2.0 million from an affiliate of the customer.  As a result of certain costs related to this settlement, we expect to realize approximately $80 million from the recovery.  We expect the settlement to be concluded in early March 2018.  This is a non-recognized subsequent event for the 2017 fiscal year.  Once the settlement is finalized, we will assess the accounting impact on future periods.

SCHEDULE II

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Balance At	Additions
	Beginning	Charged to		Balance At
	of Year	Income	Deductions	End of Year
(in thousands)
2017
Allowance for doubtful accounts	$—	$—	$—	$—

2016
Allowance for doubtful accounts	$—	$—	$—	$—

2015
Allowance for doubtful accounts	$—	$—	$—	$—

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.  As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2017.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of December 31, 2017.

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

Management's Annual Report on Internal Control over Financial Reporting.  Management of the ARLP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  The ARLP Partnership's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements.  Our controls are designed to provide reasonable assurance that the ARLP Partnership's assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the ARLP Partnership's internal control over financial reporting.  Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2017 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the ARLP Partnership.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).  Based on its assessment, management concluded that, as of December 31, 2017, the ARLP Partnership's internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Ernst & Young LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report that is included herein.

Changes in Internal Controls Over Financial Reporting.  There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance Resource Management GP, LLC

and the Partners of Alliance Resource Partners, L.P.

Opinion on Internal Controls over Financial Reporting

We have audited Alliance Resource Partners, L.P. and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alliance Resource Partners, L.P. and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and partners' capital for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 23, 2018

ITEM 9B.OTHER INFORMATION

On February 22, 2018, MGP entered into Amendment No. 1 (the "Amendment") to our partnership agreement.  The Amendment is in response to changes to the Internal Revenue Code enacted by the Bipartisan Budget Act of 2015 (the "BBA") relating to changes in partnership audit and adjustment procedures. The Amendment makes certain revisions to our partnership agreement that facilitate MGP's obligations as the "Partnership Representative" under the BBA and, if possible and practical, provide MGP with the option of maintaining the current economic balance by which the partners during a reviewed year bear the economic burden associated with any adjustments for such year. For more information regarding the Amendment, please see the complete text of the Amendment, a copy of which is filed as Exhibit 3.9 to this Annual Report.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE GENERAL PARTNER

As is commonly the case with publicly traded limited partnerships, we are managed and operated by our general partner. The following table shows information for executive officers and members of the Board of Directors as of the date of the filing of this Annual Report on Form 10-K.  Executive officers and directors are elected until death, resignation, retirement, disqualification, or removal.

Imothy
Name	Age	Position With Our General Partner

Joseph W. Craft III	67	President, Chief Executive Officer and Director

Brian L. Cantrell	58	Senior Vice President and Chief Financial Officer

R. Eberley Davis	60	Senior Vice President, General Counsel and Secretary

Robert G. Sachse	69	Executive Vice President

Charles R. Wesley	63	Executive Vice President and Director

Timothy J. Whelan	55	Senior Vice President - Sales and Marketing of Alliance Coal, LLC

Thomas M. Wynne	61	Senior Vice President and Chief Operating Officer

Nick Carter	71	Director and Member of Audit, Compensation and Conflicts Committees

John P. Neafsey	78	Chairman of the Board and Member of Audit, Compensation and Conflicts* Committees

John H. Robinson	67	Director and Member of Audit, Compensation* and Conflicts Committees

Wilson M. Torrence	76	Director and Member of Audit* and Compensation Committees

* Indicates Chairman of Committee

Joseph W. Craft III has been President, Chief Executive Officer and a Director since August 1999 and has indirect majority ownership of our general partner.  Mr. Craft also serves as President, Chief Executive Officer and Chairman of the Board of Directors of AGP, the general partner of AHGP.  Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company's General Counsel and Chief Financial Officer.  He is a former Chairman and current Board member of the National Coal Council, a Board Member of the National Mining Association, and a Director and past Chairman of American Coalition for Clean Coal Electricity ("ACCCE").  Mr. Craft is a Director and Chairman of the Kentucky Chamber of Commerce and a Director and Executive Committee member of the U.S. Chamber of Commerce.  He has been a Director of BOK Financial Corporation (NASDAQ:  BOKF) since 2007 and chairman of its compensation committee since 2014.  Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

Brian L. Cantrell has been Senior Vice President and Chief Financial Officer since October 2003.  Mr. Cantrell also serves as Senior Vice President and Chief Financial Officer of AGP, the general partner of AHGP.  Prior to his current position, Mr. Cantrell was President of AFN Communications, LLC from November 2001 to October 2003 where he had previously served as Executive Vice President and Chief Financial Officer after joining AFN in September 2000.  Mr. Cantrell's previous positions include Chief Financial Officer, Treasurer and Director with Brighton Energy, LLC from August 1997 to September 2000; Vice President—Finance of KCS Medallion Resources, Inc.; and Vice President—

Finance, Secretary and Treasurer of Intercoast Oil and Gas Company.  Mr. Cantrell is a Certified Public Accountant and holds Master of Accountancy and Bachelor of Accountancy degrees from the University of Oklahoma.

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

Robert G. Sachse has been Executive Vice President since August 2000.  Effective November 1, 2006, Mr. Sachse assumed responsibility for our coal marketing, sales and transportation functions.  Mr. Sachse was also Vice Chairman of our general partner from August 2000 to January 2007.  Mr. Sachse was Executive Vice President and Chief Operating Officer of MAPCO Inc. from 1996 to 1998 when MAPCO merged with The Williams Companies.  Following the merger, Mr. Sachse had a two year non-compete consulting agreement with The Williams Companies.  Mr. Sachse held various positions while with MAPCO Coal Inc. from 1982 to 1991, and was promoted to President of MAPCO Natural Gas Liquids in 1992.  Mr. Sachse holds a Bachelor of Science degree in Business Administration from Trinity University and a Juris Doctorate degree from the University of Tulsa.

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

Timothy J. Whelan has been Senior Vice President - Sales and Marketing of Alliance Coal, LLC since May 2013.  Since joining Alliance in September 2003, Mr. Whelan has held several positions with increasing responsibility, serving as Vice President – Sales prior to his current position. Mr. Whelan previously served in various business development positions for MAPCO Inc. and as Director, Power & Gas Origination for Williams Energy Marketing and Trading.  Mr. Whelan has over 25 years of energy industry experience, and is a former board member of the American Coal Council and The Coal Institute. Mr. Whelan holds a Bachelor of Science degree in Finance from the University of Arkansas.

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

Nick Carter became a Director in April 2015.  Mr. Carter is a member of the Audit, Compensation and Conflicts Committees.  Mr. Carter retired as President and Chief Operating Officer of Natural Resource Partners L.P. (NYSE: NRP) on September 1, 2014, having served in such capacities since 2002 and in other roles for NRP or its affiliates since 1990.  Prior to 1990, Mr. Carter held various positions with MAPCO Coal Corporation and was engaged in the private practice of law.  Mr. Carter also serves on the board of directors, the audit committee and as chairman of the compensation committee of Community Trust Bancorp, Inc. (NASDAQ: CTBI).  Mr. Carter previously served as chairman of the National Council of Coal Lessors for 12 years and as chairman of the West Virginia Chamber of Commerce.  He also previously served as a board member of the West Virginia Coal Association, the Indiana Coal Council, the National Mining Association, and ACCCE.  Mr. Carter has served as a board member of the Kentucky Coal Association for over 20 years and currently is its Treasurer.  Mr. Carter holds Bachelor and Juris Doctorate degrees from the University of Kentucky and a Master of Business Administration degree from the University of Hawaii.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Carter should serve as a Director include his extensive experience in the coal and energy industries and in senior corporate leadership.

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

Board of Directors

The leadership structure of the Board of Directors has been consistent since the ARLP Partnership's inception.  The President and Chief Executive Officer is a member of the Board of Directors, but is not its Chairman, and its Chairman is an independent Director.  We believe this structure is appropriate for the Partnership because it allows for leadership of the Board of Directors that is independent of management, enhancing the effectiveness of the Board of Directors' oversight.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2017.  The Audit Committee's activities included, but were not limited to: (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2017, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor.  Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter.  The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2017 none of our officers and directors were delinquent with respect to any of the filing requirements under Rule 16(a).

Reimbursement of Expenses of our General Partner and its Affiliates

Our general partner does not receive any management fee or other compensation in connection with its management of us.  Our general partner is reimbursed by us for all expenses incurred on our behalf.  Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee oversees the compensation of our general partner's executive officers, including the President and Chief Executive Officer, our principal executive officer, the Senior Vice President and Chief Financial Officer, our principal financial officer, and the three most highly compensated executive officers in 2017, each of whom is named in the Summary Compensation Table (collectively, our "Named Executive Officers").  Our Named Executive Officers are employees of our operating subsidiary, Alliance Coal.  Certain of our Named Executive Officers devote a portion of their time to the business of one or more related parties and, to the extent they do so, Alliance Coal is reimbursed for such services by those related parties pursuant to an administrative services agreement.  Please see "Item 13—Certain Relationships and Related Transactions, and Director Independence—Administrative Services."  We do not have employment agreements with any of our Named Executive Officers.

Compensation Objectives and Philosophy

The compensation of our Named Executive Officers is designed to achieve two key objectives: (i) provide a competitive compensation opportunity to allow us to recruit and retain key management talent, and (ii) motivate and reward the executive officers for creating sustainable, capital-efficient growth in available cash to maximize our distributions to our unitholders.  In making decisions regarding executive compensation, the Compensation Committee reviews current compensation levels of other companies in the coal industry and other peers, considers the President and Chief Executive Officer's assessment of each of the other executives, and uses its discretion to determine an appropriate total compensation package of base salary and short-term and long-term incentives.  The Compensation Committee intends for each executive officer's total compensation to be competitive in the marketplace and to effectively motivate the officer.  Based upon its review of our overall executive compensation program, the Compensation Committee believes the program is appropriately applied to our general partner's executive officers and is necessary to attract and retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance unitholder value.  Moreover, the Compensation Committee believes the total compensation opportunities provided to our general partner's executive officers create alignment with our long-term interests and those of our unitholders.  As a result, we do not maintain unit ownership requirements for our Named Executive Officers.

Setting Executive Compensation

Role of the Compensation Committee

The Compensation Committee discharges the Board of Directors' responsibilities relating to our general partner's executive compensation program.  The Compensation Committee oversees our compensation and benefit plans and policies, administers our incentive bonus and equity participation plans, and reviews and approves annually all compensation decisions relating to our Named Executive Officers.  The Compensation Committee is empowered by the Board of Directors and by the Compensation Committee's charter to make all decisions regarding compensation for our Named Executive Officers without ratification or other action by the Board of Directors.  The Compensation Committee has authority to secure services for executive compensation matters, legal advice, or other expert services, both from within and outside the company.  While the Compensation Committee is empowered to delegate all or a portion of its duties to a subcommittee, it has not done so.

The Compensation Committee comprises all of our directors who have been determined to be "independent" by the Board of Directors in accordance with applicable NASDAQ Stock Market, LLC and SEC regulations, presently Messrs. Robinson, Carter, Neafsey and Torrence.

Role of Executive Officers

Each year, the President and Chief Executive Officer submits recommendations to the Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to our Named Executive Officers, excluding himself.  The President and Chief Executive Officer bases his recommendations on his assessment of each executive's performance, experience, demonstrated leadership, job knowledge and management skills.  The Compensation Committee considers the recommendations of the President and Chief Executive Officer as one factor in making compensation decisions regarding our Named Executive Officers.  Historically, and in 2017, the Compensation Committee and the President and Chief Executive Officer have been substantially aligned on decisions regarding compensation of the Named Executive Officers.  As executive officers are promoted or hired during the year, the President and Chief Executive Officer makes compensation recommendations to the Compensation Committee and works closely with the Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the Compensation Committee.  At the direction of the Compensation Committee, the President and Chief Executive Officer and the Senior Vice President, General Counsel and Secretary attend certain meetings of the Compensation Committee.

Use of Peer Group Comparisons

The Compensation Committee believes that it is important to review and compare our performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually.  The peer group for 2017 included Arch Coal, Inc., CNX Coal Resources LP, Consol Energy Inc., Contura Energy, Inc., Foresight Energy, L.P., Natural Resource Partners L.P., Peabody Energy Corporation, Warrior Met Coal, Inc., and Westmoreland Resource Partners, L.P. In assessing the competitiveness of our executive compensation program for 2017, the Compensation Committee, with the assistance of the President and Chief Executive Officer, collected and analyzed peer group proxy information and developed a comparative analysis of base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.  The Compensation Committee uses the peer group data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers.  The Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

Consideration of Equity Ownership

Mr. Craft, the President and Chief Executive Officer, is evaluated and treated differently with respect to compensation than our other Named Executive Officers.  Mr. Craft and related entities own significant equity positions in AHGP, which owns MGP II and MGP and, as of December 31, 2017, 66.7% of ARLP's outstanding common units.  Because of these ownership positions, the interests of Mr. Craft are directly aligned with those of our unitholders.  Mr. Craft has not received an increase in base salary since 2002, has not received a bonus under our short-term incentive plan ("STIP") since 2005 and did not receive any grants of LTIP awards from 2005 through 2015.  Beginning in February 2016, at Mr. Craft's request, his annual base salary was reduced to $1. On January 22, 2016, the Compensation Committee approved an LTIP award for Mr. Craft that will cliff vest on January 1, 2019 provided the vesting requirement for the 2016 awards is met.

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

Base Salary

When reviewing base salaries, the Compensation Committee's policy is to consider the individual's experience, tenure and performance, the individual's level of responsibility, the position's complexity and its importance to us in relation to other executive positions, our financial performance, and competitive pay practices.  The Compensation Committee also considers comparative compensation data of companies in our peer group and the recommendation of the President and Chief Executive Officer of our general partner.  Base salaries are reviewed annually to ensure continuing consistency with market levels, and adjustments to base salaries are made as needed to reflect movement in the competitive market as well as individual performance.

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

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of our core business.  (EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target, and it increases in relationship to our EBITDA, as adjusted, exceeding the minimum threshold.  The Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion.  In 2017, the Compensation Committee approved a minimum financial performance target of $531.2 million in EBITDA from current operations, normalized by excluding any charges for unit-based and directors' compensation and affiliate contributions, if any.  For 2017, we exceeded the minimum performance target.

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

The performance measure for the STIP in 2018 will be EBITDA for current operations, excluding charges for unit-based and directors' compensation and affiliate contributions, if any.  As discussed above, the Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out.  The Compensation Committee believes the STIP performance criteria for 2018 will be reasonably difficult to achieve and therefore support our key compensation objectives discussed above.

Equity Awards under the LTIP

Equity compensation pursuant to the LTIP is a key component of our executive compensation program.  Our LTIP is sponsored by Alliance Coal.  Under the LTIP, grants may be made of either (a) restricted units or (b) options to purchase common units, although to date, no grants of options have been made.  The Compensation Committee has authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period.  Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our general partner's President and Chief Executive Officer, subject to review and approval by the Compensation Committee.  Grant levels are intended to support the objectives of the comprehensive compensation package described above.  The LTIP grants provide our Named Executive Officers with the opportunity to achieve a meaningful ownership stake in the Partnership, thereby assuring that their interests are aligned with our success.  Even though Mr. Craft was not granted an award under the LTIP from 2005 through 2015, the Compensation Committee believes Mr. Craft's interests are directly aligned with the interests of our unitholders as a result of his ownership positions.  In addition, as noted above, Mr. Craft was granted an LTIP award for 2016.  There is no formula for determining the size of awards to any individual recipient and, as it does when reviewing base salaries and individual STIP payments, the Compensation Committee considers its assessment of the individual's performance, our financial performance, compensation levels at peer companies in the coal industry and the recommendation of the President and Chief Executive Officer.  Amounts realized from prior grants, including amounts realized due to changes in the value of our common units, are not considered in setting grant levels or other compensation for our Named Executive Officers.

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

Our general partner's policy is to grant restricted units pursuant to the LTIP to serve as a means of incentive compensation for performance.  Therefore, no consideration will be payable by the LTIP participants upon receipt of the common units.  Common units to be delivered upon the vesting of restricted units may be common units we already own, common units we acquire in the open market or from any other person, newly issued common units, or any combination of the foregoing.  If we issue new common units upon payment of the restricted units instead of purchasing them, the total number of common units outstanding will increase.

Grants for 2017 under the LTIP, made January 26, 2017, will cliff vest on January 1, 2020, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation and affiliate contributions, if any, for the period January 1, 2017 through December 31, 2019.  Grants for 2018 under the LTIP, made January 24, 2018, will cliff vest on January 1, 2021, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation and affiliate contributions, if any, for the period January 1, 2018 through December 31, 2020.  The LTIP provides the Compensation Committee with discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant.  The Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the LTIP will be reasonably difficult to satisfy and therefore support our key compensation objectives discussed above.

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

A participant in the SERP, including any of our Named Executive Officers, is entitled to receive an allocation under the SERP for the year in which his employment is terminated only if such termination results from one of the following events:

(1)	the participant's employment is terminated other than for "cause";

(2)	the participant terminates employment for "good reason";

(3)	a change of control of us or our general partner occurs and, as a result, the participant's employment is terminated (whether voluntary or involuntary);

(4)	death of the participant;

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

Other Compensation-Related Matters

Trading in Derivatives

It is our general partner's policy that directors and all officers, including the Named Executive Officers, may not purchase or sell options on ARLP's common units.

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

Compensation Committee Report

The Compensation Committee has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Summary Compensation Table

				Non-Equity
			Unit	Incentive Plan	All Other
Name and Principal		Salary	Awards	Compensation	Compensation
Position	Year	(1)	(2)	(3)	(4)	Total

Joseph W. Craft III	2017	$1	$—	$—	$376,620	$376,621
President, Chief Executive	2016	32,197	972,511	—	356,682	1,361,390
Officer and Director	2015	341,267	—	—	478,458	819,725

Brian L. Cantrell,	2017	284,000	487,483	242,000	91,310	1,104,793
Senior Vice President –	2016	284,000	486,534	300,000	83,669	1,154,203
Chief Financial Officer	2015	289,462	499,239	218,600	96,941	1,104,242

R. Eberley Davis	2017	325,000	587,644	277,000	111,287	1,300,931
Senior Vice President,	2016	325,000	584,336	342,000	94,572	1,345,908
General Counsel and Secretary	2015	331,250	584,590	246,500	114,783	1,277,123

Robert G. Sachse	2017	200,000	613,196	271,000	139,301	1,223,497
Executive Vice President	2016	275,692	680,900	382,000	120,698	1,459,290
	2015	329,212	748,895	245,000	150,441	1,473,548

Thomas M. Wynne	2017	374,000	710,264	319,000	113,983	1,517,247
Senior Vice President and	2016	374,000	714,945	394,000	97,027	1,579,972
Chief Operating Officer	2015	381,192	708,023	285,300	103,191	1,477,706

(1)

Certain of our Named Executive Officers devote a portion of their time to the business of one or more related parties and, to the extent they do so, the base salary of those executive officers is reimbursed to Alliance Coal by those related parties pursuant to an administrative services agreement. Please see "Item 1. Business—Employees—Administrative Services Agreement." In 2017, the percentage of base salary reimbursed to Alliance Coal was 5% for Mr. Craft, 6% for Mr. Cantrell and 9% for Mr. Davis.  In 2016 and 2015, the percentage of base salary reimbursed to Alliance Coal was 5% for Mr. Craft, 4% for Mr. Cantrell and 8% for Mr. Davis.

(2)

The Unit Awards represent the aggregate grant date fair value of equity awards granted (computed in accordance with FASB ASC 718) to each Named Executive Officer under the LTIP in the respective year. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the LTIP" for a description of the terms of the awards.

(3)

Amounts represent the STIP bonus earned for the respective year. STIP payments are made in the first quarter of the year following the year in which they are earned. Other than this bonus, there were no other applicable bonuses earned or deferred associated with year 2017. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards."

(4)

For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price of our common units on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000. A reconciliation of the 2017 amounts shown is as follows:

		Profit Sharing Plan
		Employer
	SERP	Contribution	Perquisites (a)	Total

Joseph W. Craft III	$364,670	$—	$11,950	$376,620

Brian L. Cantrell	59,546	21,600	10,164	91,310

R. Eberley Davis	89,687	21,600	—	111,287

Robert G. Sachse	103,639	16,000	19,662	139,301

Thomas M. Wynne	92,383	21,600	—	113,983

a)

For Mr. Craft and Mr. Cantrell, perquisites and other personal benefits comprised of club dues of $11,950 and $10,164, respectively.  For Mr. Sachse, perquisites and other personal benefits totaling $19,662 comprised of club dues of $16,472 and tax preparation fees of $3,190.

Grants of Plan-Based Awards Table

									All Other
			Estimated Future Payouts Under			Estimated Future Payouts Under			Unit	Grant Date
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Awards:	Fair Value
			Threshold	Target	Maximum	Threshold	Target	Maximum	Number of	of Unit
Name	Grant Date	Approved Date	(3)	(4)	(3)	(5)	(6)	(5)	Units (7)	Awards (8)
Joseph W. Craft III	February 3, 2017	February 3, 2017					—		—	$—
	February 14, 2017	(1), (2)					—		3,567	82,754
	May 15, 2017	(1), (2)					—		3,774	86,236
	August 14, 2017	(1), (2)					—		5,232	95,484
	November 14, 2017	(1), (2)					—		5,416	100,196
	December 31, 2017	(2)					—		—	—
		February 9, 2018		$—			—		—	—
				—			—		17,989	364,670

Brian L. Cantrell	February 3, 2017	February 3, 2017					20,967		—	487,483
	February 14, 2017	(1), (2)					—		318	7,378
	May 15, 2017	(1), (2)					—		336	7,678
	August 14, 2017	(1), (2)					—		466	8,505
	November 14, 2017	(1), (2)					—		482	8,917
	December 31, 2017	(2)					—		1,374	27,068
		February 9, 2018		242,000			—		—	—
				242,000			20,967		2,976	547,029

R. Eberley Davis	February 3, 2017	February 3, 2017					25,275		—	587,644
	February 14, 2017	(1), (2)					—		407	9,442
	May 15, 2017	(1), (2)					—		430	9,826
	August 14, 2017	(1), (2)					—		596	10,877
	November 14, 2017	(1), (2)					—		617	11,415
	December 31, 2017	(2)					—		2,443	48,127
		February 9, 2018		277,000			—		—	—
				277,000			25,275		4,493	677,331

Robert G. Sachse	February 3, 2017	February 3, 2017					26,374		—	613,196
	February 14, 2017	(1), (2)					—		525	12,180
	May 15, 2017	(1), (2)					—		555	12,682
	August 14, 2017	(1), (2)					—		770	14,053
	November 14, 2017	(1), (2)					—		797	14,745
	December 31, 2017	(2)					—		2,537	49,979
		February 9, 2018		271,000			—		—	—
				271,000			26,374		5,184	716,835

Thomas M. Wynne	February 3, 2017	February 3, 2017					30,549		—	710,264
	February 14, 2017	(1), (2)					—		419	9,721
	May 15, 2017	(1), (2)					—		443	10,123
	August 14, 2017	(1), (2)					—		614	11,206
	November 14, 2017	(1), (2)					—		635	11,748
	December 31, 2017	(2)					—		2,517	49,585
		February 9, 2018		319,000			—		—	—
				$319,000			30,549		4,628	$802,647

(1)

In accordance with the provisions of the SERP, a participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions when we pay a distribution to our common unitholders, which is added to the account balance in the form of phantom units.

(2)

These contributions are made in accordance with the SERP plan document that has been approved by the Compensation Committee.  Therefore, these contributions are not separately approved by the Compensation Committee.

(3)

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

(4)

These amounts represent awards pursuant to our STIP.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

(5)

Grants of restricted units under our LTIP are not subject to minimum thresholds, targets or maximum payout conditions.  However, the vesting of these grants is subject to the satisfaction of certain performance criteria.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(6)	These awards are grants of restricted units pursuant to our LTIP. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(7)

These awards are phantom units added to each Named Executive Officer's SERP notional account balance.  Please see "Item 11.  Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

(8)

We calculated the fair value of LTIP awards using a value of $23.25 per unit, the unit price applicable for 2017 grants.  We calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted.  Phantom units granted under the SERP vest on the date granted.

Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table

Annual Cash Incentive Bonus Awards

Under the STIP, our Named Executive Officers are eligible for cash awards for our achieving an annual financial performance target.  The annual performance target is recommended by the President and Chief Executive Officer of our general partner and approved by the Compensation Committee, typically in January of each year.  The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of our core business.  (EBITDA is calculated as net income before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target. The cash available generally increases in relationship to our EBITDA, as adjusted, exceeding the minimum financial performance target and is subject to adjustment by the Compensation Committee in its discretion.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards."

Long-Term Incentive Plan

Under the LTIP, grants may be made of either (a) restricted units or (b) options to purchase common units, although to date, no grants of options have been made.  Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our general partner's President and Chief Executive Officer, subject to the review and approval of the Compensation Committee.  Restricted units granted under the LTIP are "phantom" or notional units that upon vesting entitle the participant to receive an ARLP unit.  Restricted units granted under the LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided we achieve an aggregate performance target for that period.  The performance target is based on a normalized EBITDA measure, with that measure typically being similar to the STIP measure for the year of the grant.  The target, however, requires achieving an aggregate performance level for the three-year period.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

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

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

				Salary and
				Bonus as a % of
		Salary and	Total	Total
Name	Year	Bonus ($)	Compensation ($)	Compensation

Joseph W. Craft III	2017	$1	$376,621	0.0%
	2016	32,197	1,361,390	2.4%
	2015	341,267	819,725	41.6%

Brian L. Cantrell	2017	284,000	1,104,793	25.7%
	2016	284,000	1,154,203	24.6%
	2015	289,462	1,104,242	26.2%

R. Eberley Davis	2017	325,000	1,300,931	25.0%
	2016	325,000	1,345,908	24.1%
	2015	331,250	1,277,123	25.9%

Robert G. Sachse	2017	200,000	1,223,497	16.3%
	2016	275,692	1,459,290	18.9%
	2015	329,212	1,473,548	22.3%

Thomas M. Wynne	2017	374,000	1,517,247	24.6%
	2016	374,000	1,579,972	23.7%
	2015	381,192	1,477,706	25.8%

Outstanding Equity Awards at 2017 Fiscal Year-End Table

		Equity
	Equity	Incentive Plan
	Incentive Plan	Awards:
	Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Units or Other	Units or
	Rights That	Other Rights
	Have Not	That Have
Name	Vested (1)	Not Vested (2)

Joseph W. Craft III	78,555	$1,547,534

Brian L. Cantrell	73,691	1,451,713

R. Eberley Davis	88,194	1,737,422

Robert G. Sachse	101,511	1,999,767

Thomas M. Wynne	107,337	2,114,539

(1)

Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2017.  Subject to our achieving financial performance targets, the units vested, or will vest, as follows:

	January 1,
Name	2018	2019	2020
Joseph W. Craft III	—	78,555	—

Brian L. Cantrell	13,424	39,300	20,967

R. Eberley Davis	15,719	47,200	25,275

Robert G. Sachse	20,137	55,000	26,374

Thomas M. Wynne	19,038	57,750	30,549

Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."  All grants of restricted units under the LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

(2)	Stated values are based on $19.70 per unit, the closing price of our common units on December 29, 2017, the final market trading day of 2017.

Units Vested Table for 2017

	Unit Awards

	Number of Units
	Acquired on Vesting	Value Realized on
Name	(1)	Vesting (1)
Joseph W. Craft III	—	$—

Brian L. Cantrell	14,968	336,032

R. Eberley Davis	19,118	429,199

Robert G. Sachse	21,710	487,390

Thomas M. Wynne	21,118	474,099

(1)

Amounts represent the number and value of restricted units granted under the LTIP that vested in 2017.  All of these units vested on January 1, 2017 and are valued at $22.45 per unit, the closing price on December 30, 2016, the final market trading day of 2016. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

Pension Benefits Table for 2017

		Number of	Present Value
		Years	of	Payments
	Plan	Credited	Accumulated	During Last
Name	Name	Service (1)	Benefit (2)	Fiscal Year
Joseph W. Craft III	SERP		$4,171,495	$—

Brian L. Cantrell	SERP		398,019	—

R. Eberley Davis	SERP		523,173	—

Robert G. Sachse	SERP		663,240	—

Thomas M. Wynne	SERP		538,657	—

(1)	Column not applicable because no provision of the SERP is affected by years of service.

(2)

Amounts represent the Named Executive Officer's cumulative notional account balance of phantom units valued at $19.70, the closing price of our common units on December 29, 2017, the final market trading day of 2017.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

Narrative Discussion Relating to the Pension Benefits Table for 2017

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

The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in "Item 11. Pension Benefits Table for 2017" and the amounts each of the Named Executive Officers could receive under the LTIP have been previously disclosed in "Item 11. Outstanding Equity Awards at 2017 Fiscal Year-End Table", in each case assuming the triggering event occurred on December 31, 2017.  In addition, if a Named Executive Officer's employment were terminated as a result of one of certain enumerated events, the Named Executive Officer would receive an amount based on an allocation for the year of termination.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan" for additional information regarding the enumerated events and allocation determination.  The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

Director Compensation

The compensation of the directors of our general partner, MGP, is set by the Board of Directors upon recommendation of the Compensation Committee.  Mr. Craft received no director compensation in 2017.  The directors of MGP devote 100% of their time as directors of MGP to the business of the ARLP Partnership.

Director Compensation Table for 2017

					Change in Pension
				Non-Equity	Value and
	Fees earned	Unit	Option	Incentive Plan	Nonqualified Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($) (3)(4)	($)(1)	($)(2)	Earnings ($)(1)	($)(1)	Total ($)
John P. Neafsey	$—	$348,011	$—	$25,000	$—	$—	$373,011
John H. Robinson	165,000	—	—	25,000	—	—	190,000
Wilson M. Torrence	92,500	12,260	—	25,000	—	—	129,760
Nick Carter	155,000	—	—	25,000	—	—	180,000
Charles R. Wesley	—	—	—	25,000	—	—	25,000

(1)	Columns are not applicable.

(2)	These amounts represent a discretionary payment to the directors as a result of the 2017 performance.

(3)

Amounts represent the grant date fair value of equity awards in 2017 related to deferrals of annual retainer and distributions earned on deferred units (computed in accordance with FASB ASC 718, using the same assumptions as used for financial reporting purposes).  Please see Narrative to Director Compensation Table, below.

(4)

At December 31, 2017, each director had the following number of "phantom" ARLP common units credited to his notional account under the MGP's Amended and Restated Deferred Compensation Plan for Directors ("Deferred Compensation Plan"):

Directors
Deferred
Compensation
Name	Plan (in Units)
John P. Neafsey	92,770

John H. Robinson	—

Wilson M. Torrence	7,028

Nick Carter	—

Please see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters" for information regarding our Directors' beneficial ownership of ARLP common units.

Narrative to Director Compensation Table

Compensation for our non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis.  The annual retainer for calendar year 2017 was $155,000 for each director other than Mr. Torrence, and $77,500 for Mr. Torrence (who also served, and received additional compensation, as a director and chairman of the audit committee of AGP, the general partner of AHGP).  Mr. Neafsey also was entitled to cash compensation of $38,750 for service as Chairman of the Board of Directors, Mr. Torrence also was entitled to cash compensation of $15,000 for service as Chairman of the Audit Committee, and Mr. Robinson also was entitled to additional cash compensation of $10,000 for service as Chairman of the Compensation Committee. Directors have the option to defer all or part of their cash compensation pursuant to the Deferred Compensation Plan by completing an election form prior to the beginning of each calendar year.  Only Mr. Neafsey elected to defer cash compensation in 2017 pursuant to the Deferred Compensation Plan, deferring all of his cash compensation for 2017 (including the annual retainer described above).

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

CEO Pay Ratio Disclosures

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Joseph W. Craft III, our Chief Executive Officer (our "CEO").

For 2017, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our company (other than the CEO) was $89,934.
•	The annual total compensation of our CEO, as reported in the Summary Compensation Table was $376,621.
•	Based on this information, for 2017 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 4.2 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•

We determined that, as of December 31, 2017, our employee population consisted of approximately 3,321 individuals with the vast majority of these individuals located in the U.S. This population consisted of our full-time, part-time, and temporary employees, as we do not have seasonal workers.

•

We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2017.

•

We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis.  Since the vast majority of our employees, including our CEO, are located in the U.S., we did not make any cost of living adjustments in identifying the median employee.

•

After we identified our median employee, we combined all of the elements of such employee's compensation for the 2017 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $89,934, comprised of such employee's W-2 compensation of $82,324 and contributions in the amount of $7,610 that we made on the employee's behalf to our 401(k) plan for the 2017 year.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the "Total" column of our 2017 Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

Mr. Craft is a director and the President and Chief Executive Officer of our general partner and is Chairman of the Board of Directors, President and Chief Executive Officer of AGP, the general partner of AHGP.  Otherwise, none of our executive officers serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more of its executive officers serving as a member of the Board of Directors or Compensation Committee of our general partner.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of February 8, 2018, regarding the beneficial ownership of common units held by (a) each director of our general partner, (b) each executive officer of our general partner identified in the Summary Compensation Table included in "Item 11. Executive Compensation" above, (c) all such directors and executive officers as a group, and (d) each person known by our general partner to be the beneficial owner of 5% or more of our common units.  Our general partner is 100% directly owned by MGP II and MGP II is 100% indirectly owned by AHGP, both of which are reflected as a 5% common unitholder in the table below.  Approximately 69% of the equity of AHGP is owned by certain parties (some of whom are current or former members of management) who may comprise a group under Rule 13d-5(b) of the Exchange Act as a result of being subject to a transfer restrictions agreement entered into in connection with the AHGP IPO.  SGP is a wholly owned subsidiary of ARH, which is indirectly owned by Mr. Craft and Kathleen S. Craft.  The address of each of AHGP, ARH, our general partner, SGP, and unless otherwise indicated in the footnotes to the table below, each of the directors and executive officers reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119.  Unless otherwise indicated in the footnotes to the table below, the common units reflected as being beneficially owned by our general partner's directors and Named Executive Officers are held directly by such directors and officers.  The percentage of common units beneficially owned is based on 130,903,256 common units outstanding as of February 8, 2018.

		Percentage of Common
	Common Units	Units
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)	87,554,971	66.9%
Nick Carter	3,000	*
John P. Neafsey	51,604	*
John H. Robinson	18,462	*
Wilson M. Torrence	34,796	*
Charles R. Wesley III (2)	—	*
Brian L. Cantrell	108,361	*
R. Eberley Davis	79,407	*
Robert G. Sachse	118,210	*
Thomas M. Wynne	75,160	*
Timothy Whelan	20,223	*
All directors and executive officers as a group (11 persons)	88,064,194	67.3%

5% Common Unit Holders
Alliance Holdings GP, L.P. (3)	87,188,338	66.6%
MGP II, LLC (3)	56,100,000	42.9%

*Less than one percent.

(1)

The common units attributable to Mr. Craft consist of (i) 357,452 common units held directly by him, (ii) 2,000 common units held by his son, (iii) 31,088,338 common units held directly by AHGP, (iv) 56,100,000 common units held by MGP II, and (v) 7,181 common units held by SGP (indirectly owned by Mr. Craft and Kathleen S. Craft).  Mr. Craft is Chairman of the Board of Directors, and through his ownership of C-Holdings, LLC, the sole owner of AGP, the general partner of AHGP, and he holds, directly or indirectly, or may be deemed to be the beneficial owner of, a majority of the outstanding common units of AHGP.  AHGP, including its 100% indirectly owned subsidiary, MGP II, beneficially owned approximately 66.6% of our common units as of February 8, 2018.  Mr. Craft disclaims beneficial ownership of the common units held by AHGP and MGP II except to the extent of his pecuniary interest therein.

(2)	Mr. Wesley holds 2,912,500 common units of AHGP through trusts and other entities controlled by him and his spouse.

(3)	See footnote (1) above and the paragraph preceding the above table for explanation of the relationship between AHGP, MGP II, Mr. Craft and us.

Equity Compensation Plan Information

	Number of units to be issued upon		Number of units remaining
	exercise/vesting of outstanding	Weighted-average exercise	available for future issuance
	options, warrants and rights	price of outstanding options,	under equity compensation
Plan Category	as of December 31, 2017	warrants and rights	plans as of December 31, 2017
Equity compensation plans approved by unitholders:
Long-Term Incentive Plan	1,694,026	N/A	2,531,064
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	461,986	N/A	N/A
Deferred Compensation Plan for Directors	99,798	N/A	N/A

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the related-party transactions discussed in "Item 8. Financial Statements and Supplementary Data—Note 18. Related-Party Transactions," ARLP has the following additional related-party transactions:

Certain Relationships

As of December 31, 2017, AHGP and its indirectly wholly owned subsidiary, MGP II combined, owned 87,188,338 common units representing 66.7% of our common units and MGP II owns MGP.  MGP's ability, as general partner, to control us together with AHGP's direct and indirect ownership of 66.7% of our common units, effectively gives our general partner the ability to veto our actions and to control our management.

Certain of our officers and directors are also officers and/or directors of AHGP's general partner, AGP, including Mr. Craft, the President and Chief Executive Officer of our general partner, Mr. Torrence, a Director, member of the Compensation Committee and Chairman of the Audit Committee of the MGP Board of Directors, Mr. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, and Mr. Davis, the Senior Vice President, General Counsel and Secretary of our general partner.

Related-Party Transactions

The Board of Directors and its Conflicts Committee review our related-party transactions that involve a potential conflict of interest between the general partner or any of its affiliates and ARLP or its subsidiaries or another partner to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry.  As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to us and our limited partners.

Administrative Services

On April 1, 2010, effective January 1, 2010, ARLP entered into an Administrative Services Agreement with our general partner, our Intermediate Partnership, AHGP and its general partner AGP, and ARH II.  The Administrative Services Agreement superseded a similar agreement signed in connection with the AHGP IPO in 2006. Under the Administrative Services Agreement, certain employees, including some executive officers, provide administrative services for AHGP, AGP and ARH II and their respective affiliates.  We are reimbursed for services rendered by our employees on behalf of these entities as provided under the Administrative Services Agreement.  We billed and recognized administrative service revenue under this agreement for the year ended December 31, 2017 of $0.4 million from AHGP.

Our partnership agreement provides that our general partner and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, director fees and expenses, management's salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services. Our general partner may determine in its sole discretion the expenses that are allocable to us.  Total costs billed to us by our general partner and its affiliates were approximately $0.9 million for the year ended December 31, 2017.  The executive officers of our general partner are employees of and paid by Alliance Coal, and the reimbursement we pay to our general partner pursuant to the partnership agreement does not include any compensation expenses associated with them.

General Partner Contribution

During January 2017 and December 2017, an affiliated entity controlled by Mr. Craft contributed a total of $1.0 million to AHGP for the purpose of funding certain of our general and administrative expenses.  Upon AHGP's receipt of this contribution, it contributed the same to its subsidiary MGP, our general partner, which in turn contributed the same to our subsidiary, Alliance Coal. As provided under our partnership agreement, we made a special allocation to our general partner of certain general and administrative expenses equal to the amount of its contribution.

JC Land

Our subsidiary, ASI, has a time-sharing agreement with Mr. Craft and Mr. Craft's affiliate, JC Land, LLC ("JC Land"), concerning their use of aircraft owned by ASI for purposes other than our business.  In accordance with the provisions of that agreement, Mr. Craft and JC Land paid ASI $53,796 for the year ended December 31, 2017 for use of the aircraft.  In addition, Alliance Coal has a time-sharing agreement with JC Land concerning Alliance Coal's use of an airplane owned by JC Land.  In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.2 million for the year ended December 31, 2017 for use of the aircraft.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots hired by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.  JC Land paid us $0.2 million in 2017 pursuant to this agreement.

Omnibus Agreement

Concurrent with the closing of our initial public offering, we entered into an omnibus agreement with ARH and our general partner, which govern potential competition among us and the other parties to this agreement.  The omnibus agreement was amended in May 2002.  Pursuant to the terms of the amended omnibus agreement, ARH agreed, and caused its controlled affiliates to agree, for so long as management controls our general partner, not to engage in the business of mining, marketing or transporting coal in the U.S., unless it first offers us the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors, with the concurrence of its Conflicts Committee, elects to cause us not to pursue such opportunity or acquisition. In addition, ARH has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided ARH offers us the opportunity to purchase the coal assets following their acquisition.  The restriction does not apply to the assets retained and business conducted by ARH at the closing of our initial public offering.  Except as provided above, ARH and its controlled affiliates are prohibited from engaging in activities wherein they compete directly with us.  In addition to its non-competition provisions, the agreement also provides for indemnification of us against liabilities associated with certain assets and businesses of ARH that were disposed of or liquidated prior to consummating our initial public offering.  In May 2006, in connection with the closing of the AHGP IPO, the omnibus agreement was amended to include AHGP and AGP as parties to the agreement.

Director Independence

As a publicly traded limited partnership listed on the NASDAQ Global Select Market, we are required to maintain a sufficient number of independent directors on the board of our general partner to satisfy the audit committee requirement set forth in NASDAQ Rule 4350(d)(2).  Rule 4350(d)(2) requires us to maintain an audit committee of at least three members, each of whom must, among other requirements, be independent as defined under NASDAQ Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act (subject to the exemptions provided in Rule 10A-3(c)).

All members of the Audit Committee—Messrs. Torrence, Carter, Neafsey and Robinson—and all members of the Compensation Committee—Messrs. Robinson, Carter, Neafsey and Torrence—are independent directors as defined under applicable NASDAQ and Exchange Act rules.  Please see "Item 10.  Directors, Executive Officers and Corporate Governance of the General Partner—Audit Committee" and "Item 11.  Executive Compensation—Compensation Discussion and Analysis."

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young LLP is our independent registered public accounting firm.  The following table sets forth fees paid to Ernst & Young LLP during the years ended December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Audit Fees (1)	$969	$1,068
Audit-related fees (2)	—	—
Tax fees (3)	205	325
All other fees	—	—
Total	$1,174	$1,393

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

(a)(2)                       Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2017, 2016 and 2015, is set forth under Item 8. Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)          The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.3	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.5	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.6	Second Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 17990766	3.3	07/28/2017

3.7	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.8	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

3.9	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.					☑

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., included in this Exhibit Index as Exhibit 3.1).	8-K	000-26823 08763867	3.1	04/18/2008

4.2	Indenture, dated as of April 24, 2017, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	000-26823 17798539	4.1	04/24/2017

4.3	Form of 7.500% Senior Note due 2025 (included in Exhibit 4.2).	8-K	000-26823 17798539	4.1	04/24/2017

10.1	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein.	10-K	000-26823 583595	10.2	03/29/2000

10.2	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-26823 11823116	10.1	05/09/2011

10.3	Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 1782487	10.25	11/13/2001

10.4	First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 02827517	10.32	11/14/2002

10.5	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.6	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.7	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.8	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.9(1)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

10.10(1)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.11(1)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.12(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.13(1)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.14	Guaranty by Alliance Resource Partners, L.P. dated March 16, 2012	10-Q	000-26823 12825281	10.3	05/09/2012

10.15(2)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-26823 12825281	10.1	05/09/2012

10.16(2)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.	10-Q/A	000-26823 12947715	10.2	07/05/2012

10.17	Amended and Restated Charter for the Audit Committee of the Board of Directors dated February 23, 2009	10-K	000-26823 09647063	10.35	03/02/2009

10.18	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.19	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.20(1)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.21(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.22(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.23(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

10.24	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors	8-K	000-26823 08928968	10.1	07/01/2008

10.25	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors	8-K	000-26823 08928968	10.2	07/01/2008

10.26(1)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 09647063	10.52	03/02/2009

10.27(1)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

10.28(1)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	02/28/2011

10.29	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.30(2)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-26823 091164883	10.2	11/06/2009

10.31	Amended and Restated Charter for the Compensation Committee of the Board of Directors dated February 23, 2010.	10-K	000-26823 10638795	10.49	02/26/2010

10.32	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-26823 101000555	10.1	08/09/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.33	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-26823 101000555	10.2	08/09/2010

10.34	Purchase and Sale Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as buyer and Alliance Coal, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, River View Coal, LLC, Sebree Mining, LLC, Tunnel Ridge, LLC and White County Coal, LLC, as originators	8-K	000-26823 141277053	10.1	12/10/2014

10.35	Sale and Contribution Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as seller and AROP Funding, LLC, as buyer	8-K	000-26823 141277053	10.2	12/10/2014

10.36	Receivables Financing Agreement, dated as of December 5, 2014, among Borrower, PNC Bank, National Association, as administrative agent as well as the letter of credit bank, the persons from time to time party thereto as lenders, the persons from time to time party thereto as letter of credit participants, and Alliance Coal, LLC, as initial servicer	8-K	000-26823 141277053	10.3	12/10/2014

10.37	Performance Guaranty, dated as of December 5, 2014, by AROP in favor of PNC Bank, National Association, as administrative agent	8-K	000-26823 141277053	10.4	12/10/2014

10.38	Master Lease Agreement, dated as of October 29, 2015, between Alliance Resource Operating Partners, L.P., Hamilton County Coal, LLC and White Oak Resources LLC, as lessees, and PNC Equipment Finance, LLC and the other lessors named therein.	8-K	000-26823 151198024	10.1	11/04/2015

10.39(1)	The Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan as amended by the Third Amendment and Fourth Amendment	10-K	000-26823 161460619	10.46	02/26/2016

10.40	First Amendment to the Receivables Financing Agreement, dated as of December 4, 2015	10-Q	000-26823 161634229	10.1	05/10/2016

10.41	Second Amendment to the Receivables Financing Agreement, dated as of February 24, 2016	10-Q	000-26823 161634229	10.2	05/10/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.42	Joinder Agreement, dated as of February 24, 2016, among Warrior Coal, LLC, Webster County Coal, LLC, White Oak Resources LLC and Hamilton County Coal, LLC, dated as of February 24, 2016	10-Q	000-26823 161634229	10.3	05/10/2016

10.43	Fourth Amended and Restated Credit Agreement, dated as of January, 27, 2017, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 17567534	10.1	02/02/2017

10.44	First Amendment to Note Purchase Agreement, dated as of January 27, 2017, by and among Alliance Resource Operating Partners, L.P. and the subsidiary guarantors and various investors named therein.	8-K	000-26823 17567534	10.2	02/02/2017

10.45	Third Amendment to the Receivables Financing Agreement, dated as of December 2, 2016	10-K	000-26823 17636362	10.45	02/24/2017

10.46

Amendment No. 1 dated April 3, 2017 to the Fourth Amended and Restated Credit Agreement, dated as of January, 27, 2017, by and among Alliance Resource Operating Partners, L.P., as borrower, the initial lenders, initial issuing banks and swingline bank named therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC and Citigroup Global Markets Inc. as joint lead arrangers, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and BOKF, NA DBA Bank of Oklahoma as joint bookrunners, Wells Fargo Bank, National Association, Citibank, N.A., and BOKF, NA DBA Bank of Oklahoma as syndication agents, and the other institutions named therein as documentation agents.

		8-K	000-26823 17750742	10.1	04/07/2017

10.47	Fourth Amendment to the Receivables Financing Agreement, dated as of November 27, 2017					☑

10.48	Fifth Amendment to the Receivables Financing Agreement, dated as of January 17, 2018					☑

10.49	Contribution Agreement, dated as of July 28, 2017, by and among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, ARM GP Holdings, Inc., MGP II, LLC and Alliance Holdings GP, L.P.	8-K	000-26823 17990766	10.1	07/28/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers	10-K	000-26823 13656028	14.1	03/01/2013

21.1	List of Subsidiaries.					☑

23.1	Consent of Ernst & Young LLP.					☑

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

☑

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

☑

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☑

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☑

95.1	Federal Mine Safety and Health Act Information					☑

101	Interactive Data File (Form 10-K for the year ended December 31, 2017 filed in XBRL).					☑

* Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

(1)	Denotes management contract or compensatory plan or arrangement.
(2)

Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act, as amended, and the omitted material has been separately filed with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 23, 2018.

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

Signature	Title	Date

/s/ Joseph W. Craft III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2018
Joseph W. Craft III

/s/ Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018
Brian L. Cantrell

/s/ Nick Carter	Director	February 23, 2018
Nick Carter

/s/ John P. Neafsey	Director	February 23, 2018
John P. Neafsey

/s/ John H. Robinson	Director	February 23, 2018
John H. Robinson

/s/ Wilson M. Torrence	Director	February 23, 2018
Wilson M. Torrence

/s/ Charles R. Wesley	Executive Vice President and Director	February 23, 2018
Charles R. Wesley