Form 10-Q
period 2018-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2018-08-06
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, 131,369,594 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,225	$6,756
Trade receivables	178,675	181,671
Other receivables	443	146
Due from affiliates	19	165
Inventories, net	68,411	60,275
Advance royalties, net	1,510	4,510
Prepaid expenses and other assets	15,908	28,117
Total current assets	316,191	281,640
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,013,346	2,934,188
Less accumulated depreciation, depletion and amortization	(1,547,224)	(1,457,532)
Total property, plant and equipment, net	1,466,122	1,476,656
OTHER ASSETS:
Advance royalties, net	50,903	39,660
Equity method investments	158,370	147,964
Equity securities	113,976	106,398
Goodwill	136,399	136,399
Other long-term assets	23,873	30,654
Total other assets	483,521	461,075
TOTAL ASSETS	$2,265,834	$2,219,371

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$89,698	$96,958
Due to affiliates	717	771
Accrued taxes other than income taxes	20,574	20,336
Accrued payroll and related expenses	40,935	35,751
Accrued interest	4,999	5,005
Workers' compensation and pneumoconiosis benefits	10,766	10,729
Current capital lease obligations	30,954	28,613
Other current liabilities	15,756	19,071
Current maturities, long-term debt, net	61,500	72,400
Total current liabilities	275,899	289,634
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	387,470	415,937
Pneumoconiosis benefits	72,896	71,875
Accrued pension benefit	41,774	45,317
Workers' compensation	45,159	46,694
Asset retirement obligations	126,790	126,750
Long-term capital lease obligations	40,744	57,091
Other liabilities	19,671	14,587
Total long-term liabilities	734,504	778,251
Total liabilities	1,010,403	1,067,885

PARTNERS' CAPITAL:
Alliance Resource Partners, L.P. ("ARLP") Partners' Capital:
Limited Partners - Common Unitholders 131,395,987 and 130,704,217 units outstanding, respectively	1,300,011	1,183,219
General Partner's interest	—	14,859
Accumulated other comprehensive loss	(49,907)	(51,940)
Total ARLP Partners' Capital	1,250,104	1,146,138
Noncontrolling interest	5,327	5,348
Total Partners' Capital	1,255,431	1,151,486
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,265,834	$2,219,371

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
SALES AND OPERATING REVENUES:
Coal sales	$475,925	$382,262	$899,535	$821,006
Transportation revenues	27,532	7,328	47,317	16,924
Other sales and operating revenues	12,680	9,130	26,407	21,870
Total revenues	516,137	398,720	973,259	859,800

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	311,201	237,904	588,439	499,931
Transportation expenses	27,532	7,328	47,317	16,924
Outside coal purchases	68	—	1,442	—
General and administrative	17,026	14,944	33,677	30,977
Depreciation, depletion and amortization	72,150	59,020	133,998	124,147
Settlement gain	—	—	(80,000)	—
Total operating expenses	427,977	319,196	724,873	671,979

INCOME FROM OPERATIONS	88,160	79,524	248,386	187,821

Interest expense (net of interest capitalized for the three and six months ended June 30, 2018 and 2017 of $296, $166, $561 and $247, respectively)	(9,955)	(10,615)	(20,813)	(18,131)
Interest income	24	54	89	78
Equity method investment income	4,839	2,916	8,575	6,616
Equity securities income	3,854	—	7,578	—
Debt extinguishment loss	—	(8,148)	—	(8,148)
Other (expense) income	(542)	(375)	(1,389)	158
INCOME BEFORE INCOME TAXES	86,380	63,356	242,426	168,394

INCOME TAX EXPENSE (BENEFIT)	3	4	(7)	(8)

NET INCOME	86,377	63,352	242,433	168,402

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(187)	(122)	(335)	(270)

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. ("NET INCOME OF ARLP")	$86,190	$63,230	$242,098	$168,132

GENERAL PARTNERS' INTEREST IN NET INCOME OF ARLP	$—	$604	$1,560	$20,750

LIMITED PARTNERS' INTEREST IN NET INCOME OF ARLP	$86,190	$62,626	$240,538	$147,382

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 11)	$0.64	$0.82	$1.80	$1.93

DISTRIBUTIONS PAID PER LIMITED PARTNER UNIT	$0.5150	$0.4375	$1.0250	$0.8750

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	131,279,910	74,597,036	131,050,836	74,550,426

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET INCOME	$86,377	$63,352	$242,433	$168,402

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	47	47	94	94
Amortization of net actuarial loss (1)	969	772	1,938	1,545
Total defined benefit pension plan adjustments	1,016	819	2,032	1,639

Pneumoconiosis benefits
Amortization of net actuarial loss (gain) (1)	—	(567)	1	(1,134)
Total pneumoconiosis benefits adjustments	—	(567)	1	(1,134)

OTHER COMPREHENSIVE INCOME	1,016	252	2,033	505

COMPREHENSIVE INCOME	87,393	63,604	244,466	168,907

Less: Comprehensive income attributable to noncontrolling interest	(187)	(122)	(335)	(270)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$87,206	$63,482	$244,131	$168,637

(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 12 and 14 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES	$373,244	$294,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(120,646)	(67,517)
Increase in accounts payable and accrued liabilities	2,376	2,411
Proceeds from sale of property, plant and equipment	477	540
Contributions to equity method investments	(11,400)	(12,587)
Distributions received from investments in excess of cumulative earnings	1,191	1,829
Net cash used in investing activities	(128,002)	(75,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	112,600	75,700
Payments under securitization facility	(123,500)	(100,000)
Payments on term loan	—	(50,000)
Borrowings under revolving credit facilities	70,000	40,000
Payments under revolving credit facilities	(100,000)	(295,000)
Borrowings under long-term debt	—	400,000
Payment on long-term debt	—	(145,000)
Payments on capital lease obligations	(14,952)	(13,389)
Payment of debt issuance costs	—	(15,033)
Payment for debt extinguishment	—	(8,148)
Payment for purchase of units under unit repurchase program	(7,639)	—
Contributions to consolidated company from affiliate noncontrolling interest	—	251
Net settlement of withholding taxes on issuance of units in deferred compensation plans	(2,081)	(2,988)
Cash contributions by General Partners	41	905
Cash contribution by affiliated entity	2,142	—
Cash obtained in Simplification Transactions	1,139	—
Distributions paid to Partners	(137,443)	(106,440)
Other	(1,080)	(337)
Net cash used in financing activities	(200,773)	(219,479)
NET CHANGE IN CASH AND CASH EQUIVALENTS	44,469	(325)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,756	39,782
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,225	$39,457

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,934	$11,469
Cash paid for income taxes	$34	$7

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$18,012	$10,643
Assets acquired by capital lease	$835	$—
Market value of common units issued under deferred compensation plans before tax withholding requirements	$6,142	$8,149

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
•

References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner prior to the Exchange Transaction discussed below and the holder of approximately 34.48% of the outstanding AHGP common units prior to the Simplification Transactions discussed below.  SGP is indirectly wholly owned by Joseph W. Craft III, the President and Chief Executive Officer and a Director of MGP, and Kathleen S. Craft, who are collectively referred to in such capacity as the "Owners of SGP."

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
•

References to "AHGP" mean Alliance Holdings GP, L.P., individually, as the parent company of MGP prior to the Simplification Transactions discussed below, as a wholly owned subsidiary of ARLP subsequent to the Simplification Transactions, and not on a consolidated basis before or after the Simplification Transactions.

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  ARLP was formed in May 1999 and completed its initial public offering on August 19, 1999 when it acquired substantially all of the coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), and its subsidiaries.  We are managed by our sole general partner, MGP, a Delaware limited liability company which holds a non-economic general partner interest in ARLP.  Prior to the Simplification Transactions, MGP was a wholly owned indirect subsidiary of AHGP.  Alliance GP, LLC ("AGP"), which is indirectly wholly owned by Mr. Craft, was the general partner of AHGP prior to the Simplification Transactions and became the sole owner of MGP subsequent to the transactions.  See discussions under Partnership Simplification regarding changes in ownership of ARLP and MGP as a result of the Exchange Transaction and Simplification Transactions.

Partnership Simplification

On July 28, 2017, the conflicts committee of the board of directors of MGP and AGP's board of directors approved a transaction to simplify our partnership structure. Pursuant to that transaction, which closed on the date approved, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its 0.99% managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 28,141 ARLP common units (collectively the "Exchange Transaction").

On February 22, 2018, MGP's board of directors and the board of directors of AGP approved a simplification agreement (the "Simplification Agreement"), pursuant to which, among other things, through a series of transactions (the "Simplification Transactions"):

i.	AHGP would become a wholly owned subsidiary of ARLP,
ii.	all of the issued and outstanding AHGP common units would be canceled and converted into the right to receive the ARLP common units held by AHGP and its subsidiaries,
iii.

in exchange for a number of ARLP common units calculated pursuant to the Simplification Agreement, MGP's 1.0001% general partner interest in our Intermediate Partnership and MGP's 0.001% managing member interest in our subsidiary, Alliance Coal, would be contributed to us, and

iv.	MGP would remain ARLP's sole general partner and would be a wholly owned subsidiary of AGP, and thus no control, management, or governance changes with respect to our business would occur.

The Simplification Agreement and the transactions contemplated thereby were approved by the written consent of approximately 68% of the holders of AHGP common units outstanding as of April 25, 2018, the record date for the consent solicitation.  On May 31, 2018, ARLP, AHGP and the other parties to the Simplification Agreement completed the transactions contemplated by the Simplification Agreement.

As part of the Simplification Transactions, (i) each AHGP common unit that was issued and outstanding at the effective time of the Simplification Transactions was canceled and converted into the right to receive a portion of the ARLP common units held by AHGP and its subsidiaries, and (ii) SGP became the sole limited partner in AHGP.  Each outstanding AHGP common unit, other than certain AHGP common units held by the Owners of SGP, converted into the right to receive approximately 1.4782 ARLP common units held by AHGP and its subsidiaries.  The remaining AHGP common units held by the Owners of SGP were canceled and converted into the right to receive 29,188,997 ARLP common units which equaled (i) the product of the number of certain AHGP common units held by the Owners of SGP multiplied by 1.4782, minus (ii) 1,322,388 ARLP common units.  In addition, ARLP issued 1,322,388 ARLP common units to the Owners of SGP in exchange for causing SGP to contribute to ARLP its remaining limited partner interest in AHGP, which included AHGP's indirect ownership of a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal, resulting in an overall exchange ratio to the Owners of SGP equal to that of the other AHGP unitholders.  Upon the issuance of ARLP common units to the Owners of SGP in exchange for the limited partner interest in AHGP, ARLP became a) the sole limited partner of AHGP and b) through AHGP, the indirect owner of a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.

The Simplification Transactions are accounted for prospectively as an exchange of equity interests between entities under common control. Since ARLP and AHGP were under common control both before and after the Simplification Transactions, no fair value adjustment was made to the assets or liabilities of AHGP and its subsidiaries and no gain or loss was recognized on our condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2018 and December 31, 2017, the results of our operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and the cash flows for the six months ended June 30, 2018 and 2017. All intercompany transactions and accounts have been eliminated.

For the periods presented prior to the Simplification Transactions, MGP's interests in both Alliance Coal and the Intermediate Partnership are reported as part of the general partner's interest in the ARLP Partnership's condensed consolidated financial statements.  For the periods presented prior to the Exchange Transaction, MGP's managing general partner interest and IDRs in ARLP and the SGP's special general partner interests in ARLP and the Intermediate Partnership are also reported as part of the general partners' interest in the ARLP Partnership's condensed consolidated financial statements.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2018.

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

Investments

Our investments and ownership interests in equity securities without readily determinable fair values in entities in which we do not have a controlling financial interest or significant influence are accounted for using a measurement alternative other than fair value which is historical cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same entity.  Distributions received on those investments are recorded as income unless those distributions are considered a return on investment, in which case the historical cost is reduced.    We account for our ownership interests in Kodiak Gas Services, LLC ("Kodiak") as equity securities without readily determinable fair values.  See Note 8 – Investments for further discussion of this investment.

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

Our equity method investments include AllDale Minerals, LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II") (collectively "AllDale Minerals"), both held by our affiliate Cavalier Minerals JV, LLC ("Cavalier Minerals"), and AllDale Minerals III, LP ("AllDale III") which is held through our subsidiary, Alliance Minerals, LLC ("Alliance Minerals").  AllDale III and AllDale Minerals are collectively referred to as the "AllDale Partnerships."  See Note 8 – Investments for further discussion of these equity method investments.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09").  ASU 2014-09 is a new revenue recognition standard that provides a five-step analysis of transactions to determine when and how revenue is recognized.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The adoption of the new standard did not have a material impact on our condensed consolidated financial statements, but requires expanded disclosures including presenting, by type and by segment, revenues for all periods presented and expected revenues by year for performance obligations that are unsatisfied or partially unsatisfied as of the date of presentation.  The new standard allows for two methods of adoption: a full retrospective adoption method and a modified retrospective method.  We elected to use the modified retrospective method of adoption, which allows a cumulative effect adjustment to equity as of the date of adoption.  As there was no change in the recognition pattern of our revenues, we did not have a cumulative effect adjustment upon adoption of the new standard.  See Note 10 – Revenue from Contracts with Customers for additional information.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard's "capital" or "operating" classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The FASB continues to issue clarifications, updates and implementation guidance to ASU 2016-02 which we continue to monitor, such as ASU 2018-01, Leases (Topic 842) ("ASU 2018-01") and ASU 2018-11, Leases (Topic 842) ("ASU 2018-11") which provides practical expedients for transition to Topic 842.  ASU 2018-01 allows for companies that did not previously recognize land easements as leases to continue this practice for existing leases, but will still require the evaluation of new lease arrangements, including land easements.  ASU 2018-11 provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented and permits lessors to not separate nonlease components from the associated lease component if certain conditions are met.

In 2017 and continuing into 2018, we established an assessment team to determine the effect of adopting ASU 2016-02.  As part of the assessment process, management has provided education and guidance to business units regarding the new standard.  We have compiled our current population of leases and are in the process of reviewing this population in addition to ongoing efforts to update the population for new leases. We are in the process of developing internal controls relating to our implementation and ongoing accounting for leases.  In addition to monitoring FASB activity regarding ASU 2016-02, we are continuing to monitor various non-authoritative groups with respect to implementation issues that could affect our assessment.

3.CONTINGENCIES

On March 9, 2018, we finalized an agreement with a customer and certain of its affiliates to settle breach of contract litigation we initiated in January 2015.  The agreement provided for a $93.0 million cash payment to us, execution of a new coal supply agreement with the customer, continued export transloading capacity for our Appalachian mines and the rights to acquire certain coal reserves for $2.0 million from an affiliate of the customer.  The $93.0 million cash payment we received in March was the total compensation recorded in our condensed consolidated statements of income for the agreement.  We have paid or accrued in total, $13.0 million of legal fees and associated incentive compensation costs related to this settlement which resulted in a net gain of $80.0 million reflected in the Settlement gain line item in our condensed consolidated statements of income.

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

4.INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)

Coal	$30,883	$22,825
Supplies (net of reserve for obsolescence of $5,304 and $5,149, respectively)	37,528	37,450
Total inventories, net	$68,411	$60,275

5.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	$—	$—	$6,800	$—	$—	$6,800

Additional disclosures:
Long-term debt	—	497,154	—	—	541,147	—
Total	$—	$497,154	$6,800	$—	$541,147	$6,800

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

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
	(in thousands)
Revolving Credit facility	$—	$30,000	$(6,280)	$(7,356)
Senior notes	400,000	400,000	(6,250)	(6,707)
Securitization facility	61,500	72,400	—	—
	461,500	502,400	(12,530)	(14,063)
Less current maturities	(61,500)	(72,400)	—	—
Total long-term debt	$400,000	$430,000	$(12,530)	$(14,063)

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

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Credit Facility was 4.44% as of June 30, 2018.  At June 30, 2018, we had $8.1 million of letters of credit outstanding with $486.7 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.75 to 1.0 and 16.6 to 1.0, respectively, for the trailing twelve months ended June 30, 2018.  We remain in compliance with the covenants of the Credit Agreement as of June 30, 2018.

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

On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in January 2018 and matures in January 2019. At June 30, 2018, we had $61.5 million outstanding under the Securitization Facility.

On October 6, 2015, Cavalier Minerals (see Note 7 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II," the parent of ARH), (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly, and mature on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of the principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of June 30, 2018, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

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

In accordance with the Cavalier Agreement, Bluegrass Minerals is entitled to receive an incentive distribution from Cavalier Minerals equal to 25% of all distributions (including in liquidation) after all members have recovered their investment.  The incentive distributions are reduced by certain distributions received by Bluegrass Minerals or its owner from AllDale Minerals Management, LLC and AllDale Minerals Management II, LLC, the general partners of AllDale I and AllDale II.  Distributions paid to Alliance Minerals and Bluegrass Minerals from Cavalier Minerals for each period presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Alliance Minerals	$4,665	$3,521	$8,553	$8,084
Bluegrass Minerals	194	147	356	337

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

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), a wholly owned subsidiary of SGP, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by Mr. Craft, entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the six months ended June 30, 2018, we paid $10.8 million of advanced royalties to WKY CoalPlay.  As of June 30, 2018, we had $40.6 million of advanced royalties outstanding under the leases, which is reflected in the Advance royalties, net line items in our condensed consolidated balance sheets.

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

Alliance Coal and the Intermediate Partnership

On May 31, 2018, as part of the Simplification Transactions discussed in Note 1 – Organization and Presentation, Alliance Coal and the Intermediate Partnership became wholly owned subsidiaries of ARLP and thus we no longer consider them variable interest entities.

8.INVESTMENTS

AllDale Minerals

In November 2014, Cavalier Minerals (see Note 7 – Variable Interest Entities) was created to indirectly purchase, through its equity investments in AllDale Minerals, oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  In February 2017, Alliance Minerals, which is included in our Other and Corporate category (see Note 15 – Segment Information), committed to directly (rather than through Cavalier Minerals) invest $30.0 million in AllDale III which was created for similar investment purposes.  We account for our ownership interest in the income or loss of the AllDale Partnerships as equity method investments.  We record equity income or loss based on the AllDale Partnerships' individual distribution structures.  The changes in our aggregate equity method investment in the AllDale Partnerships for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$158,669	$147,052	$147,964	$138,817
Contributions	—	3,300	11,400	12,587
Equity method investment income	4,839	2,916	8,575	6,616
Distributions received	(5,138)	(3,676)	(9,569)	(8,428)
Ending balance	$158,370	$149,592	$158,370	$149,592

Kodiak

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  This structured investment provides us with a quarterly cash or payment-in-kind return.  Our ownership interests in Kodiak are senior to all other Kodiak equity interests and subordinate only to Kodiak's senior secured debt facility.  We account for our ownership interests in Kodiak as equity securities without readily determinable fair values.  It is not practicable to estimate the fair value of our investment in Kodiak because of the lack of a quoted market price for our ownership interests, therefore we use a measurement alternative other than fair value to account for our investment.  The changes in our investment in Kodiak for each of the periods presented were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
	(in thousands)
Beginning balance	$110,122	$106,398
Payment-in-kind distributions received	3,854	7,578
Ending balance	$113,976	$113,976

9.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2017 and 2018 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2017	$0.4375	$53,224
May 15, 2017	0.4375	53,216
August 14, 2017	0.5000	66,844
November 14, 2017	0.5050	67,528
Total	$1.8800	$240,812

February 14, 2018	$0.5100	$68,396
May 15, 2018	0.5150	69,047
August 14, 2018 (1)	0.5200	—
Total	$1.5450	$137,443

(1)	On July 30, 2018, we declared this quarterly distribution payable on August 14, 2018 to all unitholders of record as of August 7, 2018.

Simplification Transaction

On May 31, 2018, as part of the Simplification Transactions discussed in Note 1 – Organization and Presentation, ARLP issued 1,322,388 ARLP common units to the Owners of SGP in exchange for causing SGP to contribute to ARLP all of SGP's limited partner interests in AHGP, which included AHGP's indirect ownership of a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  As of June 30, 2018, we had repurchased 383,599 units at an average unit price of $19.89 for an aggregate purchase price of $7.6 million.  Total units repurchased includes the repurchase of 35 units representing fractional units as part of the Simplification Transactions which are not part of the unit repurchase program.

Affiliated Entity Contribution

On June 29, 2018, an affiliated entity controlled by Mr. Craft and its members contributed 467,018 ARLP common units and $2.1 million to us for the purpose of funding certain general and administrative expenses.

Change in Partners' Capital

The following table presents the change in Partners' Capital for the six months ended June 30, 2018:

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partners'	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Capital	Income (Loss)	Interest	Capital
Balance at January 1, 2018	130,704,217	$1,183,219	$14,859	$(51,940)	$5,348	$1,151,486
Comprehensive income:
Net income	—	240,538	1,560	—	335	242,433
Actuarially determined long-term liability adjustments	—	—	—	2,033	—	2,033
Total comprehensive income						244,466
Settlement of deferred compensation plans	199,039	(2,745)	—	—	—	(2,745)
Issuance of units to Owners of SGP in Simplification Transactions	1,322,388	14,742	(15,106)	—	—	(364)
Issuance of units to SGP related to Exchange Transaction	20,960	—	—	—	—	—
Simplification Transactions fees	—	(60)	—	—	—	(60)
Contribution of units and cash by affiliated entity	(467,018)	2,142	—	—	—	2,142
Purchase of units under unit repurchase program	(383,599)	(7,639)	—	—	—	(7,639)
Common unit-based compensation	—	5,903	—	—	—	5,903
Distributions on deferred common unit-based compensation	—	(1,972)	—	—	—	(1,972)
General Partner contribution	—	—	41	—	—	41
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(356)	(356)
Distributions to Partners	—	(134,117)	(1,354)	—	—	(135,471)
Balance at June 30, 2018	131,395,987	$1,300,011	$—	$(49,907)	$5,327	$1,255,431

10.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 15 – Segment Information, for the three and six months ended June 30, 2018 and 2017.

	Illinois		Other and
	Basin	Appalachia	Corporate	Elimination	Consolidated
	(in thousands)
Three Months Ended June 30, 2018

Coal sales	$310,464	$162,886	$9,398	$(6,823)	$475,925
Transportation revenues	26,327	1,203	2	—	27,532
Other sales and operating revenues	83	723	15,990	(4,116)	12,680
Total revenues	$336,874	$164,812	$25,390	$(10,939)	$516,137

Three Months Ended June 30, 2017

Coal sales	$243,414	$133,612	$22,325	$(17,089)	$382,262
Transportation revenues	5,986	1,342	—	—	7,328
Other sales and operating revenues	172	752	12,101	(3,895)	9,130
Total revenues	$249,572	$135,706	$34,426	$(20,984)	$398,720

Six Months Ended June 30, 2018

Coal sales	$586,529	$308,175	$17,109	$(12,278)	$899,535
Transportation revenues	44,598	2,717	2	—	47,317
Other sales and operating revenues	652	1,552	32,609	(8,406)	26,407
Total revenues	$631,779	$312,444	$49,720	$(20,684)	$973,259

Six Months Ended June 30, 2017

Coal sales	$510,342	$301,385	$37,573	$(28,294)	$821,006
Transportation revenues	13,841	3,083	—	—	16,924
Other sales and operating revenues	944	1,482	27,452	(8,008)	21,870
Total revenues	$525,127	$305,950	$65,025	$(36,302)	$859,800

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2018 and disaggregated by segment and contract duration.

				2021 and
	2018	2019	2020	Thereafter	Total
	(in thousands)

Illinois Basin coal revenues	$624,461	$440,079	$238,386	$51,790	$1,354,716
Appalachia coal revenues	333,844	327,829	160,604	39,685	861,962
Other and Corporate coal revenues	27,570	22,609	—	—	50,179
Elimination	(19,375)	(17,035)	—	—	(36,410)
Total coal revenues (1)	$966,500	$773,482	$398,990	$91,475	$2,230,447

(1)	Coal revenues consists of coal sales and transportation revenues.

.

11.NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per unit ("EPU").  After the Simplification Transactions, net income of ARLP is only allocated to limited partners and participating securities under deferred compensation plans.  Prior to the Simplification Transactions, net income of ARLP was allocated to the general partners, limited partners and participating securities under deferred compensation plans in accordance with their respective partnership ownership percentages, after giving effect to any special income or expense allocations.  Prior to the Exchange Transaction, net income of ARLP was also allocated to our general partner, MGP, for incentive distributions.  Please see Note 1. Organization and Presentation for more information on the Simplification Transactions and the Exchange Transaction.

Our participating securities under deferred compensation plans include outstanding awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan") include rights to nonforfeitable distributions or distribution equivalents.

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

As a result of the Simplification Transactions, MGP no longer holds economic interests in the Intermediate Partnership or Alliance Coal.  We no longer make distributions or allocate income and losses to MGP in our calculation of EPU.

The following is a reconciliation of net income of ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)
Net income of ARLP	$86,190	$63,230	$242,098	$168,132
Adjustments:
MGP's priority distributions (1)	—	—	—	(19,216)
General partners' equity ownership (1)	—	(604)	(1,560)	(2,334)
General partners' special allocation of certain general and administrative expenses (2)	—	—	—	800

Limited partners' interest in net income of ARLP	86,190	62,626	240,538	147,382

Less:
Distributions to participating securities	(1,261)	(1,103)	(2,532)	(2,069)
Undistributed earnings attributable to participating securities	(343)	—	(1,898)	(1,357)

Net income of ARLP available to limited partners	$84,586	$61,523	$236,108	$143,956

Weighted-average limited partner units outstanding – basic and diluted	131,280	74,597	131,051	74,550

Basic and diluted net income of ARLP per limited partner unit (3)	$0.64	$0.82	$1.80	$1.93

(1)

Amounts for the three and six months ended June 30, 2018 reflect the impact of the Simplification Transactions which ended net income allocations and quarterly cash distributions to MGP after May 31, 2018.  Amounts for the three and six months ended June 30, 2017 reflect the impact of the Exchange Transaction ending distributions that would have been paid for the IDRs and a 0.99% general partner interest in ARLP, both of which were held by MGP prior to the Exchange Transaction.  For the time period between the Exchange Transaction and the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus received quarterly distributions and income and loss allocations during this time period.

(2)

During the six months ended June 30, 2017, an affiliated entity controlled by Mr. Craft made a capital contribution of $0.8 million to AHGP for the purpose of funding certain general and administrative expenses.  Upon AHGP's receipt of the contribution, it contributed the same to MGP, which in turn contributed the same amount to our subsidiary, Alliance Coal.  As provided under our partnership agreement, we made a special allocation to MGP of certain general and administrative expenses equal to its contribution.  Net income of ARLP allocated to the limited partners was not burdened by this expense.

(3)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,469 and 1,511 for the three and six months ended June 30, 2018, respectively, and 1,355 and 1,401 for the three and six months ended June 30, 2017, respectively, were considered anti-dilutive under the treasury stock method.

On a pro forma basis, as if the Exchange Transaction and the Simplification Transactions had taken place on January 1, 2017, the reconciliation of net income of ARLP to basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)
Net income of ARLP	$86,190	$63,230	$242,098	$168,132
Pro forma adjustments (1)	(688)	(480)	(1,265)	(968)
Pro forma net income of ARLP	85,502	62,750	240,833	167,164
Less:
Distributions to participating securities	(1,261)	(1,103)	(2,532)	(2,069)
Undistributed earnings attributable to participating securities	(328)	—	(1,875)	(702)

Net income of ARLP available to limited partners (2)	$83,913	$61,647	$236,426	$164,393

Weighted-average limited partner units outstanding – basic and diluted (2)	132,166	132,048	132,164	132,001

Pro forma basic and diluted net income of ARLP per limited partner unit (3)	$0.63	$0.47	$1.79	$1.25

(1)

Pro forma adjustments to the net income of ARLP primarily represent the elimination of administrative service revenues from AHGP and the inclusion of general and administrative expenses incurred at AHGP.

(2)

Net income of ARLP available to limited partners reflects net income allocations made for all periods presented based on the ownership structure subsequent to the Simplification Transactions.  Accordingly, no general partner income allocations are presented above.  Pro forma amounts above also reflect weighted average units outstanding as if the issuance of ARLP common units in the Exchange Transaction and the Simplification Transactions applied to all periods presented.

(3)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,469 and 1,511 for the three and six months ended June 30, 2018, respectively, and 1,355 and 1,401 for the three and six months ended June 30, 2017, respectively, were considered anti-dilutive under the treasury stock method.

12.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$54,646	$47,600	$54,439	$48,131
Accruals increase	285	12,700	2,926	14,674
Payments	(3,048)	(2,517)	(5,845)	(5,442)
Interest accretion	364	420	727	840
Valuation loss (1)	695	1,778	695	1,778
Ending balance	$52,942	$59,981	$52,942	$59,981

(1)

Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations.  Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  We conducted a mid-year review of our actuarial assumptions which resulted in a valuation loss in 2018 due to worse than anticipated loss developments related to prior year claims, offset in part by an increase in the discount rate from 3.22% to 3.82%.  Our mid-year 2017 actuarial review resulted in a valuation loss primarily attributable to a decrease in the discount rate used to calculate the estimated present value of future obligations from 3.52% at December 31, 2016 to 3.38% at June 30, 2017 and unfavorable changes in claims development.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of June 30, 2018 are $7.7  million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Service cost	$632	$556	$1,262	$1,102
Interest cost (1)	636	628	1,271	1,257
Net amortization (1)	—	(567)	1	(1,134)
Net periodic benefit cost	$1,268	$617	$2,534	$1,225

(1)	Interest cost and net amortization is included in the Other income (expense) line item within our condensed consolidated statements of income (see Note 2. New Accounting Standards).

.

13.COMPENSATION PLANS

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

A summary of non-vested LTIP grants as of and for the six months ended June 30, 2018 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2018	1,694,026	$19.62	$33,372
Granted	511,305	20.40
Vested (1)	(331,502)	34.61
Forfeited	(37,806)	16.75
Non-vested grants at June 30, 2018	1,836,023	17.19	33,691

(1)

During the six months ended June 30, 2018, we issued 191,858 unrestricted common units to the LTIP participants.  The remaining vested units were settled in cash primarily to satisfy tax withholding obligations of the LTIP participants.

LTIP expense was $2.7 million and $2.8 million for the three months ended June 30, 2018 and 2017, respectively, and $5.4 million for each of the six months ended June 30, 2018 and 2017.  The total obligation associated with the LTIP as of June 30, 2018 was $15.5 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets. As of June 30, 2018, there was $16.0 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.3 years.

After consideration of the January 1, 2018 vesting and subsequent issuance of 191,858 common units, approximately 2.2 million units remain available under the LTIP for issuance in the future, assuming all grants issued in 2018, 2017 and 2016 and currently outstanding are settled with common units without reduction for tax withholding, no future forfeitures occur and DERs continue being paid in cash versus additional phantom units.

Supplemental Executive Retirement Plan and Directors' Deferred Compensation Plan

We utilize the SERP to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of "phantom" ARLP units and SERP distributions will be settled in the form of ARLP common units.  The SERP is administered by the Compensation Committee.

Our directors participate in the Directors' Deferred Compensation Plan. Pursuant to the Directors' Deferred Compensation Plan, for amounts deferred either automatically or at the election of the director, a notional account is established and credited with notional common units of ARLP, described in the Directors' Deferred Compensation Plan as "phantom" units.  Distributions from the Directors' Deferred Compensation Plan will be settled in the form of ARLP common units.

For both the SERP and Directors' Deferred Compensation Plan, when quarterly cash distributions are made with respect to ARLP common units, an amount equal to such quarterly distribution is credited to each participant's notional account as additional phantom units.  All grants of phantom units under the SERP and Directors' Deferred Compensation Plan vest immediately.

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the six months ended June 30, 2018 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2018	561,784	$28.64	$11,067
Granted	37,973	18.24
Issued (1)	(10,364)	27.92
Phantom units outstanding as of June 30, 2018	589,393	27.98	10,815

(1)

During the six months ended June 30, 2018, we issued 7,181 ARLP common units to a participant under the SERP.  Units issued to this participant were net of units settled in cash to satisfy tax withholding obligations.

Total SERP and Directors' Deferred Compensation Plan expense was $0.4 million for each of the three months ended June 30, 2018 and 2017, and $0.8 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $16.5 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

14.COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Interest cost	1,116	1,135	$2,232	$2,270
Expected return on plan assets	(1,548)	(1,251)	(2,984)	(2,503)
Amortization of prior service cost	47	47	94	94
Amortization of net loss	969	772	1,938	1,545
Net periodic benefit cost (1)	$584	$703	$1,280	$1,406

(1)	Net periodic benefit cost for the Pension Plan is included in the Other (expense) income line item within our condensed consolidated statements of income (see Note 2. New Accounting Standards).

During the six months ended June 30, 2018, we made contribution payments of $2.1 million to the Pension Plan for the 2017 plan year and $0.7 million for the 2018 plan year.  In July 2018, we made contribution payments of $1.4 million for the 2017 plan year and $0.7 million for the 2018 plan year.

15.SEGMENT INFORMATION

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

The Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex, (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North and Gibson South mines, (c) Warrior Coal, LLC's mining complex, (d) River View Coal, LLC's mining complex and (e) Hamilton County Coal, LLC's mining complex.  The Gibson North mine had been idled since the fourth quarter of 2015 in response to market conditions but resumed production in May 2018.

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

Reportable segment results as of and for the three and six months ended June 30, 2018 and 2017 are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended June 30, 2018

Revenues - Outside	$330,051	$164,812	$21,274	$—	$516,137
Revenues - Intercompany	6,823	—	4,116	(10,939)	—
Total revenues (2)	336,874	164,812	25,390	(10,939)	516,137

Segment Adjusted EBITDA Expense (3)	200,901	103,538	16,206	(8,834)	311,811
Segment Adjusted EBITDA (4)	109,647	60,069	17,876	(2,105)	185,487
Capital expenditures	46,116	21,445	1,560	—	69,121

Three Months Ended June 30, 2017

Revenues - Outside	$232,483	$135,706	$30,531	$—	$398,720
Revenues - Intercompany	17,089	—	3,895	(20,984)	—
Total revenues (2)	249,572	135,706	34,426	(20,984)	398,720

Segment Adjusted EBITDA Expense (3)	150,299	83,619	23,123	(18,762)	238,279
Segment Adjusted EBITDA (4)	93,288	50,744	14,218	(2,221)	156,029
Capital expenditures	22,927	13,261	983	—	37,171

Six Months Ended June 30, 2018

Revenues - Outside	$619,568	$312,377	$41,314	$—	$973,259
Revenues - Intercompany	12,211	67	8,406	(20,684)	—
Total revenues (2)	631,779	312,444	49,720	(20,684)	973,259

Segment Adjusted EBITDA Expense (3)	382,704	196,036	29,004	(16,474)	591,270
Segment Adjusted EBITDA (4)	204,477	113,690	36,868	(4,210)	350,825
Total assets	1,431,678	454,972	561,649	(182,465)	2,265,834
Capital expenditures	83,566	34,820	2,260	—	120,646

Six Months Ended June 30, 2017

Revenues - Outside	$496,833	$305,950	$57,017	$—	$859,800
Revenues - Intercompany	28,294	—	8,008	(36,302)	—
Total revenues (2)	525,127	305,950	65,025	(36,302)	859,800

Segment Adjusted EBITDA Expense (3)	311,736	178,936	40,961	(31,860)	499,773
Segment Adjusted EBITDA (4)	199,551	123,931	30,679	(4,442)	349,719
Total assets	1,445,624	473,699	369,185	(111,090)	2,177,418
Capital expenditures	40,116	26,041	1,360	—	67,517

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Segment Adjusted EBITDA Expense	$311,811	$238,279	$591,270	$499,773
Outside coal purchases	(68)	—	(1,442)	—
Other (expense) income	(542)	(375)	(1,389)	158
Operating expenses (excluding depreciation, depletion and amortization)	$311,201	$237,904	$588,439	$499,931

(4)

Segment Adjusted EBITDA is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, settlement gain and debt extinguishment loss.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Segment Adjusted EBITDA	$185,487	$156,029	$350,825	$349,719
General and administrative	(17,026)	(14,944)	(33,677)	(30,977)
Depreciation, depletion and amortization	(72,150)	(59,020)	(133,998)	(124,147)
Settlement gain	—	—	80,000	—
Interest expense, net	(9,931)	(10,561)	(20,724)	(18,053)
Debt extinguishment loss	—	(8,148)	—	(8,148)
Income tax (expense) benefit	(3)	(4)	7	8
Net income	$86,377	$63,352	$242,433	$168,402

.

16.SUBSEQUENT EVENTS

Other than those events described in Notes 9 and 14, there were no subsequent events.

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
•

References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner prior to the Exchange Transaction discussed below and the holder of approximately 34.48% of the outstanding AHGP common units prior to the Simplification Transaction discussed below.  SGP is indirectly wholly owned by Joseph W. Craft III, the President and Chief Executive Officer and a Director of MGP, and Kathleen S. Craft, who are collectively referred to in such capacity as the "Owners of SGP."

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
•

References to "AHGP" mean Alliance Holdings GP, L.P., individually, as the parent company of MGP prior to the Simplification Transactions discussed below, as a wholly owned subsidiary of ARLP subsequent to the Simplification Transactions and not on a consolidated basis before or after the Simplification Transactions.

Summary

We are a diversified producer and marketer of coal to major United States and international utilities and industrial users. We began mining operations in 1971 and, since then, have grown through acquisitions and internal development to become the second largest coal producer in the eastern United States.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  We operate eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, as well as a coal loading terminal on the Ohio River at Mt. Vernon, Indiana. In addition, we own equity interests in various oil and gas mineral interests and gas compression services in various geographic locations within producing basins in the continental United States.

We have two reportable segments: Illinois Basin and Appalachia, and an "all other" category referred to as Other and Corporate.  Our reportable segments correspond to major coal producing regions in the eastern United States.  Factors similarly affecting financial performance of our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.

•

Illinois Basin reportable segment is comprised of multiple operating segments, including currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex ("Dotiki"), (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North and Gibson South mines, (c) Warrior Coal, LLC's mining complex ("Warrior"), (d) River View Coal, LLC's mining complex ("River View") and (e) Hamilton County Coal, LLC's mining complex ("Hamilton").  The Gibson North mine had been idled since the fourth quarter of 2015 in response to market conditions but resumed production in May 2018.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

We reported net income attributable to ARLP of $86.2 million for the three months ended June 30, 2018 ("2018 Quarter") compared to $63.2 million for the three months ended June 30, 2017 ("2017 Quarter").  The increase of $23.0 million was primarily due to increased revenues and higher investment income, partially offset by increased operating expenses and depreciation, depletion and amortization.  Strong coal sales volumes in the 2018 Quarter led total revenues higher to $516.1 million compared to $398.7 million in the 2017 Quarter. Comparative results between the 2018 and 2017 Quarters were also impacted by an $8.1 million debt extinguishment loss related to ARLP's early repayment of its Series B Senior Notes in May 2017.

On July 28, 2017, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its 0.99% general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 28,141 ARLP common units (collectively the "Exchange Transaction").  On May 31, 2018, ARLP, AHGP and other parties completed a series of transactions (the "Simplification Transactions"), whereby AHGP became a wholly owned subsidiary of ARLP and all of the ARLP common units held by AHGP and its subsidiaries were distributed to the unitholders of AHGP in exchange for their AHGP common units.  ARLP also issued 1,322,388 ARLP common units to the Owners of SGP in exchange for causing SGP to contribute to ARLP  a 1.0001% general partner interest in the Intermediate Partnership and a  0.001% managing member interest in Alliance Coal.  As a result of the Simplification Transactions, ARLP is the sole limited partner of AHGP and MGP no longer holds economic interests in the Intermediate Partnership or Alliance Coal.  Please read "Item 1. Financial Statements (Unaudited) – Note 1. Organization and Presentation" of this Quarterly Report on Form 10-Q for more information on the Exchange Transaction and Simplification Transactions.

Earnings per basic and diluted limited partner unit ("EPU") for the 2018 Quarter reflect the impact of the Simplification Transactions eliminating general partner allocations to MGP.  EPU for the 2017 Quarter reflects the impact of the Exchange Transaction eliminating general partner allocations that would have been associated with the IDRs and a 0.99% general partner interest in ARLP, both of which were held by MGP prior to the Exchange Transaction.  For the time between the Exchange Transaction and the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus was allocated income and loss in our calculation of EPU.  We reported EPU of $0.64 in the 2018 Quarter compared to $0.82 in the 2017 Quarter.  On a pro forma basis, as if the Exchange Transaction and Simplification Transactions had taken place on January 1, 2017, EPU in the 2018 Quarter would have been $0.63 compared to $0.47 in the 2017 Quarter ("Pro Forma EPU").

Please read "Item 1. Financial Statements (Unaudited) – Note 11. Net Income of ARLP Per Limited Partner Unit" of this Quarterly Report on Form 10-Q for more information on the impact of the Exchange Transaction and Simplification Transactions on EPU, including a table providing a reconciliation of Pro Forma EPU amounts to net income of ARLP.

	Three Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(per ton sold)
Tons sold	10,488	8,466	N/A	N/A
Tons produced	9,714	9,472	N/A	N/A
Coal sales	$475,925	$382,262	$45.38	$45.15
Operating expenses and outside coal purchases	$311,269	$237,904	$29.68	$28.10

Coal sales.  Coal sales increased $93.6 million or 24.5% to $475.9 million for the 2018 Quarter from $382.3 million for the 2017 Quarter.  The increase was attributable to a volume variance of $91.3 million resulting from increased tons sold and a price variance of $2.3 million due to higher average coal sales prices.  Coal sales volumes increased across all operations within the Illinois Basin region and at our Mettiki and Tunnel Ridge mines in Appalachia, primarily reflecting fulfillments in the 2018 Quarter of shipments delayed during the first quarter of 2018 due to weather-related transportation disruptions, as well as increased export volumes.  Average coal sales prices increased $0.23 per ton sold in the 2018 Quarter to $45.38 compared to $45.15 per ton sold in the 2017 Quarter, primarily as a result of higher price realizations in Appalachia due to increased export sales of metallurgical coal at our Mettiki mine and improved prices at our MC Mining mine.    Coal production volumes increased 2.6% to 9.7 million tons in the 2018 Quarter compared to 9.5 million tons in the 2017 Quarter reflecting increased volumes at our Gibson South and River View mines and the resumption of operations at our Gibson North mine in the 2018 Quarter.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 30.8% to $311.3 million for the 2018 Quarter from $237.9 million for the 2017 Quarter primarily as a result of increased coal sales volumes.  On a per ton basis, operating expenses and outside coal purchases increased $1.58 per ton sold to $29.68 compared to $28.10 per ton sold in the 2017 Quarter, primarily as a result of difficult mining conditions in the 2018 Quarter resulting in lower recoveries at several Illinois Basin mines and decreased production at our Tunnel Ridge mine in Appalachia. The most significant operating expense variances by category are discussed below:

•

Material and supplies expenses per ton produced increased 18.0% to $11.46 per ton in the 2018 Quarter from $9.71 per ton in the 2017 Quarter.  The increase of $1.75 per ton produced resulted primarily from increases of $0.67 per ton for roof support, $0.30 per ton for various preparation plant expenses, $0.25 per ton for contract labor used in the mining process and $0.22 per ton for power and fuel used in the mining process;

•

Maintenance expenses per ton produced increased 7.3% to $3.55 per ton in the 2018 Quarter from $3.31 per ton in the 2017 Quarter.  The increase of $0.24 per ton produced was primarily due to reduced production and increased maintenance expenses at Tunnel Ridge; and

•

Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes increased $0.17 per produced ton sold in the 2018 Quarter compared to the 2017 Quarter primarily as a result of an unfavorable state production mix and higher average coal sales prices in Appalachia.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services.  Other sales and operating revenues increased to $12.7 million in the 2018 Quarter from $9.1 million in the 2017 Quarter.  The increase of $3.6 million was primarily due to increased mining technology product sales by Matrix Design and increased transloading revenues from Mt. Vernon.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $72.2 million in the 2018 Quarter from $59.0 million in the 2017 Quarter.  The increase of $13.2 million resulted primarily from the previously mentioned increase in coal sales volumes.

Equity securities income.  Distributions of additional preferred interests received from our Kodiak investment contributed $3.9 million of equity securities income during the 2018 Quarter.  Please read "Item 1. Financial Statements (Unaudited) – Note 8. Investments" of this Quarterly Report on Form 10-Q for more information on Kodiak.

Debt extinguishment loss.  We recognized a debt extinguishment loss of $8.1 million in the 2017 Quarter to reflect a make-whole payment incurred to repay our Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $27.5 million and $7.3 million for the 2018 and 2017 Quarters, respectively.  The increase of $20.2 million was primarily attributable to increased tonnage for which we arrange third-party transportation at certain mines and an increase in average third-party transportation rates in the 2018 Quarter both primarily due to increased export shipments.  The cost of third-party transportation services are passed through to our customers.

Segment Adjusted EBITDA.  Our 2018 Quarter Segment Adjusted EBITDA increased $29.5 million, or 18.9%, to $185.5 million from the 2017 Quarter Segment Adjusted EBITDA of $156.0 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Three Months Ended
	June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$109,647	$93,288	$16,359	17.5%
Appalachia	60,069	50,744	9,325	18.4%
Other and Corporate	17,876	14,218	3,658	25.7%
Elimination	(2,105)	(2,221)	116	5.2%
Total Segment Adjusted EBITDA (1)	$185,487	$156,029	$29,458	18.9%

Tons sold
Illinois Basin	7,820	6,098	1,722	28.2%
Appalachia	2,666	2,368	298	12.6%
Other and Corporate	222	481	(259)	(53.8)%
Elimination	(220)	(481)	261	54.3%
Total tons sold	10,488	8,466	2,022	23.9%

Coal sales
Illinois Basin	$310,464	$243,414	$67,050	27.5%
Appalachia	162,886	133,612	29,274	21.9%
Other and Corporate	9,398	22,325	(12,927)	(57.9)%
Elimination	(6,823)	(17,089)	10,266	60.1%
Total coal sales	$475,925	$382,262	$93,663	24.5%

Other sales and operating revenues
Illinois Basin	$83	$172	$(89)	(51.7)%
Appalachia	723	752	(29)	(3.9)%
Other and Corporate	15,990	12,101	3,889	32.1%
Elimination	(4,116)	(3,895)	(221)	(5.7)%
Total other sales and operating revenues	$12,680	$9,130	$3,550	38.9%

Segment Adjusted EBITDA Expense
Illinois Basin	$200,901	$150,299	$50,602	33.7%
Appalachia	103,538	83,619	19,919	23.8%
Other and Corporate	16,206	23,123	(6,917)	(29.9)%
Elimination	(8,834)	(18,762)	9,928	52.9%
Total Segment Adjusted EBITDA Expense (1)	$311,811	$238,279	$73,532	30.9%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

Illinois Basin – Segment Adjusted EBITDA increased 17.5% to $109.6 million in the 2018 Quarter from $93.3 million in the 2017 Quarter.  The increase of $16.3 million was primarily attributable to higher coal sales, which increased 27.5% to $310.5 million in the 2018 Quarter from $243.4 million in the 2017 Quarter, partially offset by increased operating expenses.  The increase of $67.1 million in coal sales reflects higher coal sales volumes of 7.8 million tons sold in the 2018 Quarter compared to 6.1 million tons sold in the 2017 Quarter due primarily to fulfillments in the 2018 Quarter of shipments delayed during the first quarter of 2018 as a result of weather-related transportation disruptions, as well as increased export volumes.  Segment Adjusted EBITDA Expense increased 33.7% to $200.9 million in the 2018 Quarter from $150.3 million in the 2017 Quarter due to increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $1.04 per ton sold to $25.69 from $24.65 per ton sold in the 2017 Quarter, primarily due to the previously mentioned difficult mining conditions, particularly at our Dotiki mine, in addition to increased roof support and contract labor costs per ton across the region and start-up cost associated with resuming production at the Gibson North mine in the 2018 Quarter.

Appalachia – Segment Adjusted EBITDA increased 18.4% to $60.1 million for the 2018 Quarter from $50.7 million in the 2017 Quarter.  The increase of $9.4 million was primarily attributable to higher coal sales, which increased 21.9% to $162.9 million in the 2018 Quarter from $133.6 million in the 2017 Quarter, partially offset by increased operating expenses.  The increase of $29.3 million in coal sales reflects higher coal sales volumes of 2.7 million tons sold from our Mettiki and Tunnel Ridge mines in the 2018 Quarter compared to 2.4 million tons sold in the 2017 Quarter and higher average coal sales prices of $61.10 in the 2018 Quarter compared to $56.42 in the 2017 Quarter.  Similar to the Illinois Basin, the increased sales volumes reflect fulfillments in the 2018 Quarter of shipments delayed during the first quarter of 2018 due to weather-related transportation disruptions as well as increased export volumes.  Segment Adjusted EBITDA Expense increased 23.8% to $103.5 million in the 2018 Quarter from $83.6 million in the 2017 Quarter due to increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $3.53 per ton sold to $38.84 compared to $35.31 per ton sold in the 2017 Quarter, primarily due to difficult mining conditions encountered just prior to a longwall move in April 2018 at our Tunnel Ridge mine as well as higher labor, maintenance and selling expenses, partially offset by improved recoveries at our Mettiki mine in the 2018 Quarter.

Other and Corporate – Segment Adjusted EBITDA increased by $3.7 million to $17.9 million in the 2018 Quarter compared to $14.2 million in the 2017 Quarter.  The increase was primarily attributable to higher equity income from our Kodiak investment and the AllDale Partnerships in the 2018 Quarter, partially offset by reduced coal brokerage activity.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

We reported net income attributable to ARLP of $242.1 million for the six months ended June 30, 2018 ("2018 Period") compared to $168.1 million for the six months ended June 30, 2017 ("2017 Period").  The increase of $74.0 million was due to increased coal sales volumes, which rose to 19.9 million tons sold in the 2018 Period compared to 18.1 million tons sold in the 2017 Period, an $80.0 million net gain on settlement of litigation, higher investment income and a debt extinguishment loss of $8.1 million in the 2017 Period, offset in part by increased operating expenses and depreciation, depletion and amortization. Increased coal sales volumes drove total revenues higher by 13.2% to $973.3 million in the 2018 Period compared to $859.8 million in the 2017 Period and increased operating expenses to $588.4 million in the 2018 Period compared to $499.9 million in the 2017 Period.

We reported EPU of $1.80 in the 2018 Period compared to $1.93 in the 2017 Period.  On a pro forma basis, as if the Exchange Transaction and Simplification Transactions had taken place on January 1, 2017, EPU in the 2018 Period would have been $1.79 compared to $1.25 in the 2017 Period.  Please read "Item 1. Financial Statements (Unaudited) – Note 11. Net Income of ARLP Per Limited Partner Unit" of this Quarterly Report on Form 10-Q for more information on the impact of the Exchange Transaction and Simplification Transactions on EPU, including a table providing a reconciliation of Pro Forma EPU amounts to net income of ARLP.

	Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(per ton sold)
Tons sold	19,886	18,076	N/A	N/A
Tons produced	20,196	19,690	N/A	N/A
Coal sales	$899,535	$821,006	$45.23	$45.42
Operating expenses and outside coal purchases	$589,881	$499,931	$29.66	$27.66

Coal sales.  Coal sales increased $78.5 million or 9.6% to $899.5 million for the 2018 Period from $821.0 million for the 2017 Period.  The increase in coal sales reflected the benefit of increased tons sold, which contributed $82.2 million in additional coal sales, partially offset by lower average coal sales prices, which reduced coal sales by $3.7 million.  Strong sales performances at the Gibson South, River View and Warrior mines drove total coal sales volumes up 10.0% compared to the 2017 Period.  Production volumes increased 2.6% to 20.2 million tons in the 2018 Period reflecting increased volumes at our Gibson South and River View mines.

Operating expenses.  Operating expenses and outside coal purchases increased 18.0% to $589.9 million for the 2018 Period from $499.9 million for the 2017 Period primarily as a result of increased coal sales volumes.  On a per ton basis, operating expenses and outside coal purchases increased $2.00 per ton sold to $29.66 compared to $27.66 per ton sold in the 2017 Period, primarily due to difficult mining conditions in the 2018 Period resulting in lower recoveries at several Illinois Basin mines and decreased volumes at our Tunnel Ridge mine in Appalachia. The most significant operating expense variances by category are discussed below:

•

Material and supplies expenses per ton produced increased 16.8% to $10.79 per ton in the 2018 Period from $9.24 per ton in the 2017 Period.  The increase of $1.55 per ton produced resulted primarily from lower recoveries previously discussed and increases of $0.51 per ton for roof support, $0.35 per ton for contract labor used in the mining process, $0.25 per ton for power and fuel used in the mining process and $0.17 per ton for various preparation plant expenses;

•

Maintenance expenses per ton produced increased 5.2% to $3.41 per ton in the 2018 Period from $3.24 per ton in the 2017 Period.  The increase of $0.17 per ton produced was primarily due to reduced production and increased maintenance expenses at Tunnel Ridge; and

•

Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes increased $0.19 per produced ton sold in the 2018 Period compared to the 2017 Period primarily as a result of an unfavorable state production mix and higher average coal sales prices in Appalachia.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $134.0 million for the 2018 Period compared to $124.1 million for the 2017 Period primarily as a result of the previously discussed increase in coal sales volumes.

Settlement gain.  During the 2018 Period, we finalized an agreement with a customer and certain of its affiliates to settle litigation we initiated in 2015.  The agreement provided for a $93.0 million cash payment to us in the 2018 Period, future conditional coal supply commitments, continued export transloading capacity for our Appalachian mines and the rights to acquire certain coal reserves near our Tunnel Ridge operation.  A settlement gain of $80.0 million was recorded in the 2018 Period reflecting the cash payment received net of $13.0 million of combined legal fees paid and associated incentive compensation accruals.

Equity securities income.  Distributions of additional preferred interests received from our Kodiak investment contributed $7.6 million of equity securities income during the 2018 Period.  Please read "Item 1. Financial Statements (Unaudited) – Note 8. Investments" of this Quarterly Report on Form 10-Q for more information on Kodiak.

Debt extinguishment loss.  We recognized a debt extinguishment loss of $8.1 million in the 2017 Period to reflect a make-whole payment incurred to repay our Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $47.3 million and $16.9 million for the 2018 and 2017 Period, respectively.  The increase of $30.4 million was primarily attributable to increased tonnage for which we arrange third-party transportation at certain mines and an increase in average third-party transportation rates in the 2018 Period both primarily due to increased export shipments.  The cost of third-party transportation services are passed through to our customers.

Segment Adjusted EBITDA.  Our 2018 Period Segment Adjusted EBITDA increased $1.1 million, or 0.3%, to $350.8 million from the 2017 Period Segment Adjusted EBITDA of $349.7 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Six Months Ended
	June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$204,477	$199,551	$4,926	2.5%
Appalachia	113,690	123,931	(10,241)	(8.3)%
Other and Corporate	36,868	30,679	6,189	20.2%
Elimination	(4,210)	(4,442)	232	5.2%
Total Segment Adjusted EBITDA (1)	$350,825	$349,719	$1,106	0.3%

Tons sold
Illinois Basin	14,828	12,763	2,065	16.2%
Appalachia	5,056	5,298	(242)	(4.6)%
Other and Corporate	403	823	(420)	(51.0)%
Elimination	(401)	(808)	407	50.4%
Total tons sold	19,886	18,076	1,810	10.0%

Coal sales
Illinois Basin	$586,529	$510,342	$76,187	14.9%
Appalachia	308,175	301,385	6,790	2.3%
Other and Corporate	17,109	37,573	(20,464)	(54.5)%
Elimination	(12,278)	(28,294)	16,016	56.6%
Total coal sales	$899,535	$821,006	$78,529	9.6%

Other sales and operating revenues
Illinois Basin	$652	$944	$(292)	(30.9)%
Appalachia	1,552	1,482	70	4.7%
Other and Corporate	32,609	27,452	5,157	18.8%
Elimination	(8,406)	(8,008)	(398)	(5.0)%
Total other sales and operating revenues	$26,407	$21,870	$4,537	20.7%

Segment Adjusted EBITDA Expense
Illinois Basin	$382,704	$311,736	$70,968	22.8%
Appalachia	196,036	178,936	17,100	9.6%
Other and Corporate	29,004	40,961	(11,957)	(29.2)%
Elimination	(16,474)	(31,860)	15,386	48.3%
Total Segment Adjusted EBITDA Expense (1)	$591,270	$499,773	$91,497	18.3%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

Illinois Basin – Segment Adjusted EBITDA increased 2.5% to $204.5 million in the 2018 Period from $199.6 million in the 2017 Period.  The increase of $4.9 million was primarily attributable to higher coal sales, which increased

14.9% to $586.5 million in the 2018 Period from $510.3 million in the 2017 Period, partially offset by increased operating expenses.  The increase of $76.2 million in coal sales reflects higher coal sales volumes of 14.8 million tons sold in the 2018 Period compared to 12.8 million tons sold in the 2017 Period, partially offset by lower average coal sales prices in the 2018 Period.  The increase in coal sales volumes resulted from strong performances at the Gibson South, River View and Warrior mines due in part to increased export volumes.  Segment Adjusted EBITDA Expense increased 22.8% to $382.7 million in the 2018 Period from $311.7 million in the 2017 Period due to increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $1.39 per ton sold to $25.81 from $24.42 per ton sold in the 2017 Period, primarily due to the previously mentioned difficult mining conditions, particularly at our Dotiki mine, in addition to increased roof support and contract labor costs per ton across the region and start-up cost associated with reopening the Gibson North mine in the 2018 Period.

Appalachia – Segment Adjusted EBITDA decreased 8.3% to $113.7 million for the 2018 Period from $123.9 million in the 2017 Period.  The decrease of $10.2 million was primarily attributable to increased operating expenses partially offset by higher coal sales, which increased 2.3% to $308.2 million in the 2018 Period from $301.4 million in the 2017 Period.  The increase of $6.8 million in coal sales reflects higher average coal sales prices of $60.95 in the 2018 Period compared to $56.89 in the 2017 Period due to increased export sales of metallurgical coal at our Mettiki mine and improved prices at our MC Mining mine, partially offset by lower coal sales volumes of 5.1 million tons sold in the 2018 Period compared to 5.3 million tons sold in the 2017 Period due to decreased volumes at our Tunnel Ridge mine.  Segment Adjusted EBITDA Expense increased 9.6% to $196.0 million in the 2018 Period from $178.9 million in the 2017 Period and Segment Adjusted EBITDA Expense per ton decreased $5.00 per ton sold to $38.77 compared to $33.77 per ton sold in the 2017 Period, primarily due to reduced production at our Tunnel Ridge mine as a result of difficult mining conditions and associated increased sales mix of higher-cost coal production in the 2018 Period as well as certain cost increases described above under "–Operating expenses and outside coal purchases."

Other and Corporate – Segment Adjusted EBITDA increased by $6.2 million to $36.9 million in the 2018 Period compared to $30.7 million in the 2017 Period.  The increase was primarily attributable to higher equity income from our Kodiak investment and the AllDale Partnerships in the 2018 Period, partially offset by reduced coal brokerage activity.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income (prior to the allocation of noncontrolling interest) before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, settlement gain and debt extinguishment loss.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Segment Adjusted EBITDA	$185,487	$156,029	$350,825	$349,719
General and administrative	(17,026)	(14,944)	(33,677)	(30,977)
Depreciation, depletion and amortization	(72,150)	(59,020)	(133,998)	(124,147)
Settlement gain	—	—	80,000	—
Interest expense, net	(9,931)	(10,561)	(20,724)	(18,053)
Debt extinguishment loss	—	(8,148)	—	(8,148)
Income tax (expense) benefit	(3)	(4)	7	8
Net income	$86,377	$63,352	$242,433	$168,402

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Segment Adjusted EBITDA Expense	$311,811	$238,279	$591,270	$499,773
Outside coal purchases	(68)	—	(1,442)	—
Other (expense) income	(542)	(375)	(1,389)	158
Operating expenses (excluding depreciation, depletion and amortization)	$311,201	$237,904	$588,439	$499,931

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

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.    The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.    Please read "Part II - Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

Mine Development Project

We are evaluating an investment in a new coal mine in east Kentucky as reserves deplete at our MC Mining operations in 2020.  We anticipate the new mine will enable us to access an additional 15 million tons of coal reserves with an expected mine life of approximately 12 years assuming current levels of production at our MC Mining mine continue at the new mine.  We estimate the capital required to complete the project would be between $50 million and $66 million, which we expect to fund with cash from operations or borrowings under our credit facilities.  If we decide to move forward with this investment, we anticipate beginning the project in the third quarter of 2018 with expected completion in the first quarter of 2020.

Cash Flows

Cash provided by operating activities was $373.2 million for the 2018 Period compared to $294.5 million for the 2017 Period.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items and favorable working capital changes related to payroll and related benefits accruals.  These increases were offset in part by unfavorable working capital changes related to trade receivables and accounts payable in the 2018 Period compared to the 2017 Period.

Net cash used in investing activities was $128.0 million for the 2018 Period compared to $75.3 million for the 2017 Period.  The increase in cash used in investing activities was primarily attributable to increased capital expenditures for mine infrastructure and equipment at various mines in the 2018 Period compared to the 2017 Period.

Net cash used in financing activities was $200.8 million for the 2018 Period compared to $219.5 million for the 2017 Period.  The decrease in cash used in financing activities was primarily attributable to decreased overall net payments on the securitization and revolving credit facilities and the payment of debt issuance and extinguishment costs in the 2017 Period. These decreases were partially offset by proceeds received from the issuance of debt in the 2017 period and an increase in distributions paid to partners in the 2018 Period compared to the 2017 Period.

Capital Expenditures

Capital expenditures increased to $120.7 million in the 2018 Period from $67.5 million in the 2017 Period.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

Our anticipated total capital expenditures for the year ending December 31, 2018 are estimated in a range of $225.0 million to $255.0 million, which includes expenditures for maintenance capital at various mines.  In addition to these capital expenditures, in 2018 we anticipate funding investments of approximately $30.0 million related to our commitment to acquire interests in oil and gas minerals and gas compression services as discussed in "Item 1. Financial Statements (Unaudited) – Note 8. Investments" of this Quarterly Report on Form 10-Q.  Management anticipates funding remaining 2018 capital requirements with cash and cash equivalents ($51.2 million as of June 30, 2018), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Credit Facility was 4.44% as of June 30, 2018.  At June 30, 2018, we had $8.1 million of letters of credit outstanding with $486.7 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  See "Item 1. Financial Statements (Unaudited) – Note 7. Variable Interest Entities" of this Quarterly Report on Form 10-Q for further discussion of restrictions on the cash available for distribution.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.75 to 1.0 and 16.6 to 1.0, respectively, for the trailing twelve months ended June 30, 2018.  We remain in compliance with the covenants of the Credit Agreement as of June 30, 2018.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in January 2018 and matures in January 2019. At June 30, 2018, we had $61.5 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly, and mature on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of the principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, LP and AllDale Minerals II, LP.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of June 30, 2018, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have an agreement with one bank to provide additional letters of credit of $5.0 million to maintain surety bonds to secure our obligations for workers' compensation benefits.  At June 30, 2018, we had $5.0 million in letters of credit outstanding under the agreement.

Related-Party Transactions

We have related-party transactions with MGP,  SGP, Alliance Resource Holdings II, Inc. ("ARH II") and their respective affiliates. These related-party transactions relate principally to the provision of administrative services to ARH II and its affiliates, mineral leases with SGP and its affiliates and agreements relating to the use of aircraft.   We also have transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases, (b) Kodiak to support its gas compression services and (c) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") and, through Alliance Minerals and Cavalier Minerals, the AllDale Partnerships to support the acquisition of oil and gas mineral interests.  For more information regarding WKY CoalPlay, Kodiak, the AllDale Partnerships and Bluegrass Minerals, please read "Item 1. Financial Statements (Unaudited) – Note 7. Variable Interest Entities" and "– Note 8. Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2017, "Item 8. Financial Statements and Supplementary Data – Note 18. Related-Party Transactions" for additional information concerning related-party transactions.

Prior to the Simplification Transactions, we also had related-party transactions with AHGP and MGP II principally related to the provision of administrative services for AHGP and its affiliates.  Immediately after the Simplification Transactions, AHGP and MGP II became wholly owned subsidiaries of ARLP.  Related party transactions with MGP, SGP, AHGP and MGP II also included the Exchange Transaction and Simplification Transactions in addition to the transactions discussed above.  For more information regarding the Simplification Transactions, please read "Item 1. Financial Statements (Unaudited) – Note 1. Organization and Presentation" of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Borrowings under the Credit Agreement, Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had $61.5 million in borrowings under the Securitization Facility at June 30, 2018.  A one percentage point increase in the interest rates related to the Securitization Facility would result in an annualized increase in interest expense of $0.6 million, based on borrowing levels at June 30, 2018.  With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $24.6 million in the estimated fair value of these borrowings.

As of June 30, 2018, the estimated fair value of our long-term debt was approximately $497.2 million.  The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our current incremental borrowing rates for similar types of borrowing arrangements as of June 30, 2018.  There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2018.

During the quarterly period ended June 30, 2018, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2018, ARLP announced that the MGP board of directors approved the establishment of a unit repurchase program authorizing ARLP to repurchase up to $100 million of its outstanding limited partner common units.  The unit repurchase program is intended to enhance ARLP’s ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units, and repurchases may be commenced or suspended from time to time without prior notice.

The table below represents all unit repurchases for the three months ended June 30, 2018:

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Units Under the Publicly Announced Program
				(in thousands)

June 1, 2018 through June 30, 2018	383,599	$19.89	383,564	$92,369

Total	383,599	$19.89	383,564	$92,369

(1)	Includes the repurchase of 35 units representing fractional units as part of the Simplification Transactions which were not part of the unit repurchase program.

As of June 30, 2018, we had repurchased 383,564 units as part of the unit repurchase program at an average unit price of $19.89, for an aggregate purchase price of $7.6 million since inception of the unit repurchase program. The remaining authorized amount for unit repurchases under this program was $92.4 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.3	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.4	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.5	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

3.7	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.8	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

3.11	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.12	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

10.1	First Amendment to Contribution Agreement, dated as of May 31, 2018, by and among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, ARM GP Holdings, Inc., MGP II, LLC and Alliance Holdings GP, L.P.	8-K	000-26823 18883834	10.1	06/06/2018

10.2	Sixth Amendment to the Receivables Financing Agreement, dated as of June 19, 2018, by and among AROP Funding, LLC, Alliance Coal, LLC and PNC Bank, National Association

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2018 filed in XBRL).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 6, 2018.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer