Form 10-Q
period 2018-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2018-11-05
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [X ] Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, 130,179,819 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,355	$6,756
Trade receivables	149,980	181,671
Other receivables	640	146
Due from affiliates	—	165
Inventories, net	66,907	60,275
Advance royalties, net	1,510	4,510
Prepaid expenses and other assets	11,436	28,117
Total current assets	268,828	281,640
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,044,530	2,934,188
Less accumulated depreciation, depletion and amortization	(1,581,666)	(1,457,532)
Total property, plant and equipment, net	1,462,864	1,476,656
OTHER ASSETS:
Advance royalties, net	51,042	39,660
Equity method investments	162,097	147,964
Equity securities	117,965	106,398
Goodwill	136,399	136,399
Other long-term assets	18,178	30,654
Total other assets	485,681	461,075
TOTAL ASSETS	$2,217,373	$2,219,371

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$102,944	$96,958
Due to affiliates	1,010	771
Accrued taxes other than income taxes	19,252	20,336
Accrued payroll and related expenses	45,874	35,751
Accrued interest	12,499	5,005
Workers' compensation and pneumoconiosis benefits	10,685	10,729
Current capital lease obligations	30,668	28,613
Other current liabilities	15,938	19,071
Current maturities, long-term debt, net	—	72,400
Total current liabilities	238,870	289,634
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	388,237	415,937
Pneumoconiosis benefits	73,211	71,875
Accrued pension benefit	40,489	45,317
Workers' compensation	45,552	46,694
Asset retirement obligations	127,556	126,750
Long-term capital lease obligations	33,886	57,091
Other liabilities	19,299	14,587
Total long-term liabilities	728,230	778,251
Total liabilities	967,100	1,067,885

PARTNERS' CAPITAL:
Alliance Resource Partners, L.P. ("ARLP") Partners' Capital:
Limited Partners - Common Unitholders 130,712,346 and 130,704,217 units outstanding, respectively	1,294,049	1,183,219
General Partner's interest	—	14,859
Accumulated other comprehensive loss	(49,093)	(51,940)
Total ARLP Partners' Capital	1,244,956	1,146,138
Noncontrolling interest	5,317	5,348
Total Partners' Capital	1,250,273	1,151,486
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,217,373	$2,219,371

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
SALES AND OPERATING REVENUES:
Coal sales	$460,330	$435,162	$1,359,865	$1,256,168
Transportation revenues	28,697	8,009	76,014	24,933
Other sales and operating revenues	8,731	10,018	35,138	31,888
Total revenues	497,758	453,189	1,471,017	1,312,989

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	308,404	294,497	896,843	794,428
Transportation expenses	28,697	8,009	76,014	24,933
Outside coal purchases	—	—	1,442	—
General and administrative	15,836	15,005	49,513	45,982
Depreciation, depletion and amortization	70,196	69,962	204,194	194,109
Settlement gain	—	—	(80,000)	—
Total operating expenses	423,133	387,473	1,148,006	1,059,452

INCOME FROM OPERATIONS	74,625	65,716	323,011	253,537

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2018 and 2017 of $330, $107, $891 and $354, respectively)	(9,840)	(10,773)	(30,653)	(28,904)
Interest income	32	4	121	82
Equity method investment income	5,980	3,798	14,555	10,414
Equity securities income	3,989	2,800	11,567	2,800
Debt extinguishment loss	—	—	—	(8,148)
Other (expense) income	(812)	(114)	(2,201)	44
INCOME BEFORE INCOME TAXES	73,974	61,431	316,400	229,825

INCOME TAX EXPENSE (BENEFIT)	5	5	(2)	(3)

NET INCOME	73,969	61,426	316,402	229,828

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(236)	(155)	(571)	(425)

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. ("NET INCOME OF ARLP")	$73,733	$61,271	$315,831	$229,403

GENERAL PARTNERS' INTEREST IN NET INCOME OF ARLP	$—	$612	$1,560	$21,362

LIMITED PARTNERS' INTEREST IN NET INCOME OF ARLP	$73,733	$60,659	$314,271	$208,041

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT (Note 11)	$0.55	$0.52	$2.35	$2.32

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	131,169,538	114,237,979	131,090,838	87,924,986

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET INCOME	$73,969	$61,426	$316,402	$229,828

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	46	46	140	140
Amortization of net actuarial loss (1)	767	774	2,705	2,319
Total defined benefit pension plan adjustments	813	820	2,845	2,459

Pneumoconiosis benefits
Amortization of net actuarial loss (gain) (1)	1	(479)	2	(1,613)
Total pneumoconiosis benefits adjustments	1	(479)	2	(1,613)

OTHER COMPREHENSIVE INCOME	814	341	2,847	846

COMPREHENSIVE INCOME	74,783	61,767	319,249	230,674

Less: Comprehensive income attributable to noncontrolling interest	(236)	(155)	(571)	(425)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$74,547	$61,612	$318,678	$230,249

(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 12 and 14 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES	$579,267	$456,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(184,408)	(105,455)
Increase in accounts payable and accrued liabilities	673	4,182
Proceeds from sale of property, plant and equipment	2,361	1,488
Contributions to equity method investments	(15,600)	(16,487)
Purchase of equity security	—	(100,000)
Distributions received from investments in excess of cumulative earnings	1,685	10,880
Net cash used in investing activities	(195,289)	(205,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	182,600	100,000
Payments under securitization facility	(255,000)	(100,000)
Payments on term loan	—	(50,000)
Borrowings under revolving credit facilities	70,000	165,000
Payments under revolving credit facilities	(100,000)	(420,000)
Borrowings under long-term debt	—	400,000
Payment on long-term debt	—	(145,000)
Payments on capital lease obligations	(22,106)	(20,186)
Payment of debt issuance costs	—	(16,221)
Payment for debt extinguishment	—	(8,148)
Payment for purchase of units under unit repurchase program	(21,070)	—
Contributions to consolidated company from affiliate noncontrolling interest	—	251
Net settlement of withholding taxes on issuance of units in deferred compensation plans	(2,081)	(2,988)
Cash contributions by General Partners	41	905
Cash contribution by affiliated entity	2,142	—
Cash obtained in Simplification Transactions	1,139	—
Distributions paid to Partners	(206,682)	(173,284)
Other	(1,362)	(2,405)
Net cash used in financing activities	(352,379)	(272,076)
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,599	(21,389)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,756	39,782
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,355	$18,393

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$21,797	$13,679
Cash paid for income taxes	$34	$10

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$16,309	$12,414
Assets acquired by capital lease	$835	$—
Market value of common units issued under deferred compensation plans before tax withholding requirements	$6,142	$8,149

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

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  ARLP was formed in May 1999 and completed its initial public offering on August 19, 1999 when it acquired substantially all of the coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), and its subsidiaries.  We are managed by our sole general partner, MGP, a Delaware limited liability company which holds a non-economic general partner interest in ARLP.  Prior to the Simplification Transactions, MGP was a wholly owned indirect subsidiary of AHGP.  Alliance GP, LLC ("AGP"), which is indirectly wholly owned by Mr. Craft, was the general partner of AHGP prior to the Simplification Transactions and became the direct owner of MGP subsequent to the transactions.  See discussions under Partnership Simplification regarding changes in ownership of ARLP and MGP as a result of the Exchange Transaction and Simplification Transactions.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2018 and December 31, 2017, the results of our operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and the cash flows for the nine months ended September 30, 2018 and 2017.  All intercompany transactions and accounts have been eliminated.

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

As of September 30, 2018, our equity method investments include AllDale Minerals, LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II") (collectively "AllDale I & II"), both held by our affiliate Cavalier Minerals JV, LLC ("Cavalier Minerals"), and AllDale Minerals III, LP ("AllDale III") which is held through our subsidiary, Alliance Minerals, LLC ("Alliance Minerals").  AllDale III and AllDale I & II are collectively referred to as the "AllDale Partnerships."  See Note 8 – Investments for further discussion of these equity method investments.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01").  ASU 2016-01 requires entities to measure equity investments at fair value and recognize any changes in fair value in net income. The guidance removes the cost method of accounting for equity investments without a readily determinable fair value, but provides a new measurement alternative where entities may choose to measure those investments at cost, less any impairment, plus or minus any changes resulting from observable price changes in transactions for the same issuer.  The adoption of ASU 2016-01 did not have a material impact on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 increases transparency and comparability among organizations by requiring lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to current standard's "capital" or "operating" classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The FASB continues to issue clarifications, updates and implementation guidance to ASU 2016-02 which we continue to monitor, such as ASU 2018-01, Leases (Topic 842) ("ASU 2018-01") and ASU 2018-11, Leases (Topic 842) ("ASU 2018-11") which provides practical expedients for transition to Topic 842.  ASU 2018-01 allows for companies that did not previously recognize land easements as leases to continue this practice for existing leases, but will still require the evaluation of new lease arrangements, including land easements.  ASU 2018-11 provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented and permits lessors to not separate nonlease components from the associated lease component if certain conditions are met.  We intend to elect the option to apply the new standard at the adoption date.

In 2017 and continuing into 2018, we established an assessment team to determine the effect of adopting ASU 2016-02.  As part of the assessment process, management has provided education and guidance to business units regarding the new standard.  We have compiled our current population of leases and are completing our review in addition to continuing our efforts to update the population for new leases. We are in the process of developing internal controls relating to our implementation and ongoing accounting for leases.  In addition to monitoring FASB activity regarding ASU 2016-02, we are continuing to monitor various non-authoritative groups with respect to implementation issues that could affect our assessment.  We currently believe we will recognize lease liabilities and offsetting right-of-use assets in a range of $25 million to $30 million in our consolidated balance sheets for operating leases upon adoption on January 1, 2019.

3.CONTINGENCIES

On March 9, 2018, we finalized an agreement with a customer and certain of its affiliates to settle breach of contract litigation we initiated in January 2015.  The agreement provided for a $93.0 million cash payment to us, execution of a new coal supply agreement with the customer, continued export transloading capacity for our Appalachian mines and the acquisition of certain coal reserves for $2.0 million from an affiliate of the customer.  The $93.0 million cash payment we received in March was the total compensation recorded in our condensed consolidated statements of income for the agreement.  We have paid or accrued in total, $13.0 million of legal fees and associated incentive compensation costs related to this settlement which resulted in a net gain of $80.0 million reflected in the Settlement gain line item in our condensed consolidated statements of income.

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

4.INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

Coal	$29,125	$22,825
Supplies (net of reserve for obsolescence of $5,347 and $5,149, respectively)	37,782	37,450
Total inventories, net	$66,907	$60,275

5.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Measured on a recurring basis:
Contingent consideration	$—	$—	$6,800	$—	$—	$6,800

Additional disclosures:
Long-term debt	—	438,325	—	—	541,147	—
Total	$—	$438,325	$6,800	$—	$541,147	$6,800

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

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
	(in thousands)
Revolving Credit facility	$—	$30,000	$(5,741)	$(7,356)
Senior notes	400,000	400,000	(6,022)	(6,707)
Securitization facility	—	72,400	—	—
	400,000	502,400	(11,763)	(14,063)
Less current maturities	—	(72,400)	—	—
Total long-term debt	$400,000	$430,000	$(11,763)	$(14,063)

On January 27, 2017, our Intermediate Partnership entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $494.75 million revolving credit facility, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), with a termination date of May 23, 2019.  The Credit Agreement was amended on April 3, 2017 to extend the termination date of the Revolving Credit Facility as to $461.25 million of the $494.75 million of commitments to May 23, 2021 and effectuate certain other changes.  In the third quarter of 2018 the extended commitments under the revolver were increased to $479.75 million.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Credit Facility was 4.61% as of September 30, 2018.  At September 30, 2018, we had $9.3 million of letters of credit outstanding with $485.5 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.64 to 1.0 and 17.2 to 1.0, respectively, for the trailing twelve months ended September 30, 2018.  We remain in compliance with the covenants of the Credit Agreement as of September 30, 2018.

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

On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in January 2018 and matures in January 2019. At September 30, 2018, we had no outstanding balance under the Securitization Facility.

On October 6, 2015, Cavalier Minerals (see Note 7 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II," the parent of ARH), (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c) foundations established by the President and Chief Executive Officer of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly, and mature on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of the principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale I & II.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of September 30, 2018, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

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

In accordance with the Cavalier Agreement, Bluegrass Minerals is entitled to receive an incentive distribution from Cavalier Minerals equal to 25% of all distributions (including in liquidation) after all members have recovered their investment.  The incentive distributions are reduced by certain distributions received by Bluegrass Minerals or its owner from AllDale Minerals Management, LLC and AllDale Minerals Management II, LLC (collectively, "AllDale Minerals Management"), the general partners of AllDale I  and AllDale II.  Distributions paid to Alliance Minerals and Bluegrass Minerals from Cavalier Minerals for each period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Alliance Minerals	$5,867	$12,430	$14,420	$20,514
Bluegrass Minerals	245	518	601	855

Alliance Minerals' ownership interest in Cavalier Minerals is 96%.  The remainder of the equity ownership, and the incentive described above, is held by Bluegrass Minerals.  We have consolidated Cavalier Minerals' financial results as we concluded that Cavalier Minerals is a variable interest entity ("VIE") and we are the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually has both the power and the benefits related to Cavalier Minerals and we are most closely aligned with Cavalier Minerals through our substantial equity ownership.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), a wholly owned subsidiary of SGP, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by Mr. Craft, entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the nine months ended September 30, 2018, we paid $10.8 million of advanced royalties to WKY CoalPlay.  As of September 30, 2018, we had $40.6 million of advanced royalties outstanding under the leases, which is reflected in the Advance royalties, net line items in our condensed consolidated balance sheets.

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

8.INVESTMENTS

AllDale Partnerships

In November 2014, Cavalier Minerals (see Note 7 – Variable Interest Entities) was created to indirectly purchase, through its equity investments in AllDale I & II, oil and gas mineral interests in various geographic locations within producing basins in the continental U.S.  In February 2017, Alliance Minerals, which is included in our Other and Corporate category (see Note 15 – Segment Information), committed to directly (rather than through Cavalier Minerals) invest $30.0 million in AllDale III which was created for similar investment purposes.  We account for our ownership interest in the income or loss of the AllDale Partnerships as equity method investments.  We record equity income or loss based on the AllDale Partnerships' individual distribution structures.  The changes in our aggregate equity method investment in the AllDale Partnerships for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$158,370	$149,592	$147,964	$138,817
Contributions	4,200	3,900	15,600	16,487
Equity method investment income	5,980	3,798	14,555	10,414
Distributions received	(6,453)	(12,941)	(16,022)	(21,369)
Ending balance	$162,097	$144,349	$162,097	$144,349

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$113,976	$—	$106,398	$—
Contributions	—	100,000	—	100,000
Payment-in-kind distributions received	3,989	2,800	11,567	2,800
Ending balance	$117,965	$102,800	$117,965	$102,800

9.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2017 and 2018 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2017	$0.4375	$53,224
May 15, 2017	0.4375	53,216
August 14, 2017	0.5000	66,844
November 14, 2017	0.5050	67,528
Total	$1.8800	$240,812

February 14, 2018	$0.5100	$68,396
May 15, 2018	0.5150	69,047
August 14, 2018	0.5200	69,239
November 14, 2018 (1)	0.5250	—
Total	$2.0700	$206,682

(1)	On October 26, 2018, we declared this quarterly distribution payable on November 14, 2018 to all unitholders of record as of November 7, 2018.

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

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  As of September 30, 2018, we had repurchased 1,067,240 units at an average unit price of $19.74 for an aggregate purchase price of $21.1  million.  Total units repurchased includes the repurchase of 35 units representing fractional units as part of the Simplification Transactions which are not part of the unit repurchase program.

Affiliated Entity Contribution

On June 29, 2018, an affiliated entity controlled by Mr. Craft and its members contributed 467,018 ARLP common units and $2.1 million to us for the purpose of funding certain general and administrative expenses.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the nine months ended September 30, 2018 and 2017:

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Capital	Income (Loss)	Interest	Capital

Balance at January 1, 2018	130,704,217	$1,183,219	$14,859	$(51,940)	$5,348	$1,151,486
Comprehensive income:
Net income	—	154,348	1,560	—	148	156,056
Actuarially determined long-term liability adjustments	—	—	—	1,017	—	1,017
Total comprehensive income						157,073
Settlement of deferred compensation plans	199,039	(2,081)	—	—	—	(2,081)
Simplification Transactions fees	—	(1)	—	—	—	(1)
Common unit-based compensation	—	3,006	—	—	—	3,006
Distributions on deferred common unit-based compensation	—	(1,062)	—	—	—	(1,062)
General Partner contribution	—	—	41	—	—	41
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(162)	(162)
Distributions to Partners	—	(66,660)	(674)	—	—	(67,334)
Balance at March 31, 2018	130,903,256	1,270,769	15,786	(50,923)	5,334	1,240,966
Comprehensive income:
Net income	—	86,190	—	—	187	86,377
Actuarially determined long-term liability adjustments	—	—	—	1,016	—	1,016
Total comprehensive income						87,393
Settlement of deferred compensation plans	—	(664)	—	—	—	(664)
Issuance of units to Owners of SGP in Simplification Transactions	1,322,388	14,742	(15,106)	—	—	(364)
Issuance of units to SGP related to Exchange Transaction	20,960	—	—	—	—	—
Simplification Transactions fees	—	(59)	—	—	—	(59)
Contribution of units and cash by affiliated entity	(467,018)	2,142	—	—	—	2,142
Purchase of units under unit repurchase program	(383,599)	(7,639)	—	—	—	(7,639)
Common unit-based compensation	—	2,897	—	—	—	2,897
Distributions on deferred common unit-based compensation	—	(910)	—	—	—	(910)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(194)	(194)
Distributions to Partners	—	(67,457)	(680)	—	—	(68,137)
Balance at June 30, 2018	131,395,987	1,300,011	—	(49,907)	5,327	1,255,431
Comprehensive income:
Net income	—	73,733	—	—	236	73,969
Actuarially determined long-term liability adjustments	—	—	—	814	—	814
Total comprehensive income						74,783
Simplification Transactions fees	—	(36)	—	—	—	(36)
Purchase of units under unit repurchase program	(683,641)	(13,431)	—	—	—	(13,431)
Common unit-based compensation	—	3,011	—	—	—	3,011
Distributions on deferred common unit-based compensation	—	(937)	—	—	—	(937)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(246)	(246)
Distributions to Partners	—	(68,302)	—	—	—	(68,302)
Balance at September 30, 2018	130,712,346	$1,294,049	$—	$(49,093)	$5,317	$1,250,273

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partners'	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Capital (Deficit)	Income (Loss)	Interest	Capital

Balance at January 1, 2017	74,375,025	$1,400,202	$(273,788)	$(38,540)	$5,550	$1,093,424
Comprehensive income:
Net income	—	84,756	20,146	—	148	105,050
Actuarially determined long-term liability adjustments	—	—	—	253	—	253
Total comprehensive income						105,303
Settlement of deferred compensation plans	222,011	(2,988)	—	—	—	(2,988)
Common unit-based compensation	—	2,884	—	—	—	2,884
Distributions on deferred common unit-based compensation	—	(862)	—	—	—	(862)
General Partners contribution	—	—	905	—	—	905
Contributions to consolidated company from affiliate noncontrolling interest	—	—	—	—	251	251
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(190)	(190)
Distributions to Partners	—	(32,539)	(19,823)	—	—	(52,362)
Balance at March 31, 2017	74,597,036	1,451,453	(272,560)	(38,287)	5,759	1,146,365
Comprehensive income:
Net income	—	62,626	604	—	122	63,352
Actuarially determined long-term liability adjustments	—	—	—	252	—	252
Total comprehensive income						63,604
Common unit-based compensation	—	2,961	—	—	—	2,961
Distributions on deferred common unit-based compensation	—	(698)	—	—	—	(698)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(147)	(147)
Distributions to Partners	—	(32,636)	(19,882)	—	—	(52,518)
Balance at June 30, 2017	74,597,036	1,483,706	(291,838)	(38,035)	5,734	1,159,567
Comprehensive income:
Net income	—	60,659	612	—	155	61,426
Actuarially determined long-term liability adjustments	—	—	—	341	—	341
Total comprehensive income						61,767
Issuance of units to MGP in Exchange Transaction	56,100,000	14,171	(14,171)	—	—	—
Issuance of units to SGP in Exchange Transaction	7,181	(320,838)	320,838	—	—	—
Exchange Transaction fees	—	(1,550)	—	—	—	(1,550)
Common unit-based compensation	—	3,102	—	—	—	3,102
Distributions on deferred common unit-based compensation	—	(832)	—	—	—	(832)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(518)	(518)
Distributions to Partners	—	(65,352)	(660)	—	—	(66,012)
Balance at September 30, 2017	130,704,217	$1,173,066	$14,781	$(37,694)	$5,371	$1,155,524

10.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 15 – Segment Information, for the three and nine months ended September 30, 2018 and 2017.

	Illinois		Other and
	Basin	Appalachia	Corporate	Elimination	Consolidated
	(in thousands)
Three Months Ended September 30, 2018

Coal sales	$289,263	$168,365	$10,056	$(7,354)	$460,330
Transportation revenues	27,132	1,565	—	—	28,697
Other sales and operating revenues	53	716	11,966	(4,004)	8,731
Total revenues	$316,448	$170,646	$22,022	$(11,358)	$497,758

Three Months Ended September 30, 2017

Coal sales	$278,739	$151,882	$24,378	$(19,837)	$435,162
Transportation revenues	6,535	1,474	—	—	8,009
Other sales and operating revenues	104	899	12,991	(3,976)	10,018
Total revenues	$285,378	$154,255	$37,369	$(23,813)	$453,189

Nine Months Ended September 30, 2018

Coal sales	$875,792	$476,540	$27,165	$(19,632)	$1,359,865
Transportation revenues	71,730	4,282	2	—	76,014
Other sales and operating revenues	705	2,268	44,575	(12,410)	35,138
Total revenues	$948,227	$483,090	$71,742	$(32,042)	$1,471,017

Nine Months Ended September 30, 2017

Coal sales	$789,081	$453,267	$61,951	$(48,131)	$1,256,168
Transportation revenues	20,376	4,557	—	—	24,933
Other sales and operating revenues	1,048	2,381	40,443	(11,984)	31,888
Total revenues	$810,505	$460,205	$102,394	$(60,115)	$1,312,989

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2018 and disaggregated by segment and contract duration.

				2021 and
	2018	2019	2020	Thereafter	Total
	(in thousands)

Illinois Basin coal revenues	$371,274	$669,485	$342,833	$137,950	$1,521,542
Appalachia coal revenues	207,819	338,663	200,827	39,595	786,904
Other and Corporate coal revenues	17,587	22,608	—	—	40,195
Elimination	(12,021)	(17,035)	—	—	(29,056)
Total coal revenues (1)	$584,659	$1,013,721	$543,660	$177,545	$2,319,585

(1) Coal revenues consists of coal sales and transportation revenues.

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

The following is a reconciliation of net income of ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)
Net income of ARLP	$73,733	$61,271	$315,831	$229,403
Adjustments:
MGP's priority distributions (1)	—	—	—	(19,216)
General partners' equity ownership (1)	—	(612)	(1,560)	(2,946)
General partners' special allocation of certain general and administrative expenses (2)	—	—	—	800

Limited partners' interest in net income of ARLP	73,733	60,659	314,271	208,041

Less:
Distributions to participating securities	(1,281)	(1,125)	(3,813)	(3,194)
Undistributed earnings attributable to participating securities	(70)	—	(1,969)	(1,001)

Net income of ARLP available to limited partners	$72,382	$59,534	$308,489	$203,846

Weighted-average limited partner units outstanding – basic and diluted	131,170	114,238	131,091	87,925

Basic and diluted net income of ARLP per limited partner unit (3)	$0.55	$0.52	$2.35	$2.32

(1)

Amounts for the three and nine months ended September 30, 2018 reflect the impact of the Simplification Transactions which ended net income allocations and quarterly cash distributions to MGP after May 31, 2018.  Amounts for the three and nine months ended September 30, 2017 reflect the impact of the Exchange Transaction ending distributions that would have been paid for the IDRs and a 0.99% general partner interest in ARLP, both of which were held by MGP prior to the Exchange Transaction.  For the time period between the Exchange Transaction and the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus received quarterly distributions and income and loss allocations during this time period.

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

(3)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,685 and 1,585 for the three and nine months ended September 30, 2018, respectively, and 1,401 and 1,417 for the three and nine months ended September 30, 2017, respectively, were considered anti-dilutive under the treasury stock method.

On a pro forma basis, as if the Exchange Transaction and the Simplification Transactions had taken place on January 1, 2017, the reconciliation of net income of ARLP to basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)
Net income of ARLP	$73,733	$61,271	$315,831	$229,403
Pro forma adjustments (1)	—	(483)	(1,265)	(1,451)
Pro forma net income of ARLP	73,733	60,788	314,566	227,952
Less:
Distributions to participating securities	(1,281)	(1,125)	(3,813)	(3,194)
Undistributed earnings attributable to participating securities	(70)	—	(1,951)	(588)

Net income of ARLP available to limited partners (2)	$72,382	$59,663	$308,802	$224,170

Weighted-average limited partner units outstanding – basic and diluted (2)	131,170	132,048	131,829	132,017

Pro forma basic and diluted net income of ARLP per limited partner unit (3)	$0.55	$0.45	$2.34	$1.70

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

(3)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,685 and 1,585 for the three and nine months ended September 30, 2018, respectively, and 1,401 and 1,417 for the three and nine months ended September 30, 2017, respectively, were considered anti-dilutive under the treasury stock method.

12.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$52,942	$59,981	$54,439	$48,131
Accruals increase	2,072	1,999	4,998	16,673
Payments	(2,123)	(2,357)	(7,968)	(7,799)
Interest accretion	363	421	1,090	1,261
Valuation loss (1)	—	—	695	1,778
Ending balance	$53,254	$60,044	$53,254	$60,044

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

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of September 30, 2018 are $7.7 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Service cost	$634	$580	$1,896	$1,682
Interest cost (1)	635	649	1,906	1,906
Net amortization (1)	1	(479)	2	(1,613)
Net periodic benefit cost	$1,270	$750	$3,804	$1,975

(1)	Interest cost and net amortization is included in the Other (expense) income line item within our condensed consolidated statements of income (see Note 2. New Accounting Standards).

13.COMPENSATION PLANS

Long-Term Incentive Plan

We maintain the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  The LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the President and Chief

Executive Officer of MGP, subject to review and approval of the compensation committee of the MGP board of directors (the "Compensation Committee").  Vesting of all grants outstanding is subject to the satisfaction of certain financial tests, which management currently believes is probable.  Grants issued to LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants.  We account for forfeitures of non-vested LTIP grants as they occur.  We will settle the non-vested LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or at the discretion of the Compensation Committee, in lieu of cash, phantom units credited to a bookkeeping account with value, equal to the cash distributions we make to unitholders during the vesting period.

A summary of non-vested LTIP grants as of and for the nine months ended September 30, 2018 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2018	1,694,026	$19.62	$33,372
Granted	511,305	20.40
Vested (1)	(331,502)	34.61
Forfeited	(42,295)	17.39
Non-vested grants at September 30, 2018	1,831,534	17.18	37,363

(1)

During the nine months ended September 30, 2018, we issued 191,858 unrestricted common units to the LTIP participants.  The remaining vested units were settled in cash primarily to satisfy tax withholding obligations of the LTIP participants.

LTIP expense was $2.7 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively, and $8.1 million and $8.2 million for the nine months ended September 30, 2018 and 2017, respectively.  The total obligation associated with the LTIP as of September 30, 2018 was $18.2 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets. As of September 30, 2018, there was $13.3 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of one year.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the nine months ended September 30, 2018 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2018	561,784	$28.64	$11,067
Granted	55,948	18.71
Issued (1)	(10,364)	27.92
Phantom units outstanding as of September 30, 2018	607,368	27.74	12,390

(1)

During the nine months ended September 30, 2018, we issued 7,181 ARLP common units to a participant under the SERP.  Units issued to this participant were net of units settled in cash to satisfy tax withholding obligations.

Total SERP and Directors' Deferred Compensation Plan expense was $0.4 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $16.8 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Interest cost	$1,115	$1,138	$3,347	$3,408
Expected return on plan assets	(1,344)	(1,240)	(4,328)	(3,743)
Amortization of prior service cost	46	46	140	140
Amortization of net loss	767	774	2,705	2,319
Net periodic benefit cost (1)	$584	$718	$1,864	$2,124

(1)	Net periodic benefit cost for the Pension Plan is included in the Other (expense) income line item within our condensed consolidated statements of income (see Note 2. New Accounting Standards).

During the nine months ended September 30, 2018, we made contribution payments of $3.8 million to the Pension Plan for the 2017 plan year.  In October 2018, we made a contribution payment of $0.3 million for the 2018 plan year.

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

Reportable segment results as of and for the three and nine months ended September 30, 2018 and 2017 are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended September 30, 2018

Revenues - Outside	$309,094	$170,646	$18,018	$—	$497,758
Revenues - Intercompany	7,354	—	4,004	(11,358)	—
Total revenues (2)	316,448	170,646	22,022	(11,358)	497,758

Segment Adjusted EBITDA Expense (3)	198,597	105,412	14,460	(9,253)	309,216
Segment Adjusted EBITDA (4)	90,719	63,671	17,529	(2,105)	169,814
Capital expenditures	46,413	16,691	658	—	63,762

Three Months Ended September 30, 2017

Revenues - Outside	$266,931	$152,865	$33,393	$—	$453,189
Revenues - Intercompany	18,447	1,390	3,976	(23,813)	—
Total revenues (2)	285,378	154,255	37,369	(23,813)	453,189

Segment Adjusted EBITDA Expense (3)	192,465	97,316	26,421	(21,591)	294,611
Segment Adjusted EBITDA (4)	86,377	55,465	17,547	(2,222)	157,167
Capital expenditures	26,328	11,126	484	—	37,938

Nine Months Ended September 30, 2018

Revenues - Outside	$928,662	$483,023	$59,332	$—	$1,471,017
Revenues - Intercompany	19,565	67	12,410	(32,042)	—
Total revenues (2)	948,227	483,090	71,742	(32,042)	1,471,017

Segment Adjusted EBITDA Expense (3)	581,301	301,448	43,464	(25,727)	900,486
Segment Adjusted EBITDA (4)	295,196	177,361	54,397	(6,315)	520,639
Total assets	1,409,887	437,804	519,232	(149,550)	2,217,373
Capital expenditures	129,979	51,511	2,918	—	184,408

Nine Months Ended September 30, 2017

Revenues - Outside	$763,765	$458,815	$90,409	$—	$1,312,989
Revenues - Intercompany	46,740	1,390	11,985	(60,115)	—
Total revenues (2)	810,505	460,205	102,394	(60,115)	1,312,989

Segment Adjusted EBITDA Expense (3)	504,201	276,252	67,382	(53,451)	794,384
Segment Adjusted EBITDA (4)	285,928	179,396	48,226	(6,664)	506,886
Total assets	1,406,831	468,580	454,314	(123,073)	2,206,652
Capital expenditures	66,444	37,167	1,844	—	105,455

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Segment Adjusted EBITDA Expense	$309,216	$294,611	$900,486	$794,384
Outside coal purchases	—	—	(1,442)	—
Other (expense) income	(812)	(114)	(2,201)	44
Operating expenses (excluding depreciation, depletion and amortization)	$308,404	$294,497	$896,843	$794,428

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Segment Adjusted EBITDA	$169,814	$157,167	$520,639	$506,886
General and administrative	(15,836)	(15,005)	(49,513)	(45,982)
Depreciation, depletion and amortization	(70,196)	(69,962)	(204,194)	(194,109)
Settlement gain	—	—	80,000	—
Interest expense, net	(9,808)	(10,769)	(30,532)	(28,822)
Debt extinguishment loss	—	—	—	(8,148)
Income tax (expense) benefit	(5)	(5)	2	3
Net income	$73,969	$61,426	$316,402	$229,828

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

We reported net income attributable to ARLP of $73.7 million for the three months ended September 30, 2018 ("2018 Quarter") compared to $61.3 million for the three months ended September 30, 2017 ("2017 Quarter").  The increase of $12.4 million was primarily due to increased revenues and higher investment income, partially offset by increased operating expenses.  Strong coal sales volumes in the 2018 Quarter led total revenues higher to $497.8 million compared to $453.2 million in the 2017 Quarter.

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

Earnings per basic and diluted limited partner unit ("EPU") for the 2018 Quarter reflect the impact of the Simplification Transactions eliminating general partner allocations to MGP.  EPU for the 2017 Quarter reflects the impact of the Exchange Transaction eliminating general partner allocations that would have been associated with the IDRs and a 0.99% general partner interest in ARLP, both of which were held by MGP prior to the Exchange Transaction.  For the time between the Exchange Transaction and the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus was allocated income and loss in our calculation of EPU.  We reported EPU of $0.55 in the 2018 Quarter compared to $0.52 in the 2017 Quarter.  On a pro forma basis, as if the Exchange Transaction and Simplification Transactions had taken place on January 1, 2017, EPU in the 2018 Quarter would have remained unchanged and would have been $0.45 in the 2017 Quarter ("Pro Forma EPU").  Please read "Item 1. Financial Statements (Unaudited) – Note 11. Net Income of ARLP Per Limited Partner Unit" of this Quarterly Report on Form 10-Q for more information on the impact of the Exchange Transaction and

Simplification Transactions on EPU, including a table providing a reconciliation of Pro Forma EPU amounts to net income of ARLP.

	Three Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(per ton sold)
Tons sold	10,071	9,645	N/A	N/A
Tons produced	9,874	8,521	N/A	N/A
Coal sales	$460,330	$435,162	$45.71	$45.12
Operating expenses	$308,404	$294,497	$30.62	$30.53

Coal sales.  Coal sales increased $25.1 million or 5.8% to $460.3 million for the 2018 Quarter from $435.2 million for the 2017 Quarter.  The increase was attributable to a volume variance of $19.2 million resulting from increased tons sold and a price variance of $5.9 million due to higher average coal sales prices.  For the 2018 Quarter, increased export volumes from our Gibson South mine and increased volumes resulting from the resumption of operations in the second quarter of 2018 at our Gibson North mine drove total coal sales volumes up 4.4% to 10.1 million tons and production volumes higher by 15.9% to 9.9 million tons, both as compared to the 2017 Quarter.    Average coal sales prices increased $0.59 per ton sold in the 2018 Quarter to $45.71 compared to $45.12 per ton sold in the 2017 Quarter, primarily as a result of higher price realizations in Appalachia due to increased export sales prices for metallurgical coal at our Mettiki mine and improved prices at our MC Mining and Tunnel Ridge mines.

Operating expenses.  Operating expenses increased 4.7% to $308.4 million for the 2018 Quarter from $294.5 million for the 2017 Quarter primarily as a result of increased coal sales volumes.  On a per ton basis, operating expenses increased slightly to $30.62 per ton sold compared to $30.53 per ton sold in the 2017 Quarter. The most significant operating expense variances by category are discussed below:

•

Material and supplies expenses per ton produced increased 6.3% to $11.31 per ton in the 2018 Quarter from $10.64 per ton in the 2017 Quarter.  The increase of $0.67 per ton produced resulted primarily from increases of $0.21 per ton for contract labor used in the mining process, $0.21 per ton in longwall subsidence expense, $0.16 per ton for roof support and $0.14 per ton for environmental and reclamation expenses;

Operating expenses per ton increases discussed above were partially offset by the following decreases:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 3.1% to $9.68 per ton in the 2018 Quarter from $9.99 per ton in the 2017 Quarter.    The decrease of $0.31 per ton was primarily attributable to an increased production mix from lower cost operations, particularly the Gibson South, Gibson North and Hamilton mines; and

•

Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $0.24 per produced ton sold in the 2018 Quarter compared to the 2017 Quarter primarily as a result of a favorable state production mix, increased sales into the export market and lower average coal sales prices in the Illinois Basin region partially offset by higher average coal sales prices in Appalachia.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services.  Other sales and operating revenues decreased to $8.7 million in the 2018 Quarter from $10.0 million in the 2017 Quarter.  The decrease of $1.3 million was primarily due to reduced mining technology product sales from Matrix Design partially offset by increased transloading revenues from Mt. Vernon.

Equity method investment income.  Equity method investment income increased to $6.0 million in the 2018 Quarter from $3.8 million in the 2017 Quarter due to increased income from our investments in the AllDale Partnerships.

Transportation revenues and expenses.  Transportation revenues and expenses were $28.7 million and $8.0 million for the 2018 and 2017 Quarters, respectively.  The increase of $20.7 million was primarily attributable to increased tonnage for which we arrange third-party transportation at certain mines and an increase in average third-party transportation rates in the 2018 Quarter both primarily due to increased export shipments.  The cost of third-party transportation services are passed through to our customers.

Segment Adjusted EBITDA.  Our 2018 Quarter Segment Adjusted EBITDA increased $12.6 million, or 8.0%, to $169.8 million from the 2017 Quarter Segment Adjusted EBITDA of $157.2 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Three Months Ended
	September 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$90,719	$86,377	$4,342	5.0%
Appalachia	63,671	55,465	8,206	14.8%
Other and Corporate	17,529	17,547	(18)	(0.1)%
Elimination	(2,105)	(2,222)	117	5.3%
Total Segment Adjusted EBITDA (1)	$169,814	$157,167	$12,647	8.0%

Tons sold
Illinois Basin	7,246	6,872	374	5.4%
Appalachia	2,825	2,773	52	1.9%
Other and Corporate	233	527	(294)	(55.8)%
Elimination	(233)	(527)	294	55.8%
Total tons sold	10,071	9,645	426	4.4%

Coal sales
Illinois Basin	$289,263	$278,739	$10,524	3.8%
Appalachia	168,365	151,882	16,483	10.9%
Other and Corporate	10,056	24,378	(14,322)	(58.7)%
Elimination	(7,354)	(19,837)	12,483	62.9%
Total coal sales	$460,330	$435,162	$25,168	5.8%

Other sales and operating revenues
Illinois Basin	$53	$104	$(51)	(49.0)%
Appalachia	716	899	(183)	(20.4)%
Other and Corporate	11,966	12,991	(1,025)	(7.9)%
Elimination	(4,004)	(3,976)	(28)	(0.7)%
Total other sales and operating revenues	$8,731	$10,018	$(1,287)	(12.8)%

Segment Adjusted EBITDA Expense
Illinois Basin	$198,597	$192,465	$6,132	3.2%
Appalachia	105,412	97,316	8,096	8.3%
Other and Corporate	14,460	26,421	(11,961)	(45.3)%
Elimination	(9,253)	(21,591)	12,338	57.1%
Total Segment Adjusted EBITDA Expense (1)	$309,216	$294,611	$14,605	5.0%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

Illinois Basin – Segment Adjusted EBITDA increased 5.0% to $90.7 million in the 2018 Quarter from $86.4 million in the 2017 Quarter.  The increase of $4.3 million was primarily attributable to higher coal sales, which increased 3.8% to $289.3 million in the 2018 Quarter from $278.7 million in the 2017 Quarter, partially offset by increased operating expenses.  The increase of $10.6 million in coal sales reflects higher coal sales volumes of 7.2 million tons sold in the 2018 Quarter compared to 6.9 million tons sold in the 2017 Quarter due primarily to the resumption of operations at our Gibson North mine in the second quarter of 2018 and improved sales at our Gibson South mine.  Segment Adjusted EBITDA Expense increased 3.2% to $198.6 million in the 2018 Quarter from $192.5 million in the 2017 Quarter due to increased sales volumes.  Segment Adjusted EBITDA Expense per ton decreased $0.60 per ton sold to $27.41 from $28.01 per ton sold in the 2017 Quarter, primarily due to improved recoveries and increased longwall shifts at our lower cost Hamilton mine and a greater mix of lower cost per ton production from our Gibson South and Gibson North mines, partially offset by increased roof support and reclamation expenses per ton at various Illinois Basin mines.

Appalachia – Segment Adjusted EBITDA increased 14.8% to $63.7 million for the 2018 Quarter from $55.5 million in the 2017 Quarter.  The increase of $8.2 million was primarily attributable to higher coal sales, which increased 10.9% to $168.4 million in the 2018 Quarter from $151.9 million in the 2017 Quarter, partially offset by increased operating expenses.  The increase of $16.5 million in coal sales reflects higher average coal sales prices of $59.60 in the 2018 Quarter compared to $54.77 in the 2017 Quarter due to increased export sales prices for metallurgical coal at our Mettiki mine and improved prices at our MC Mining and Tunnel Ridge mines.    Segment Adjusted EBITDA Expense increased 8.3% to $105.4 million in the 2018 Quarter from $97.3 million in the 2017 Quarter due to increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $2.22 per ton sold to $37.31 compared to $35.09 per ton sold in the 2017 Quarter, primarily due to difficult mining conditions at our MC Mining mine and a longwall move at the Tunnel Ridge mine during the 2018 Quarter.

Other and Corporate – Segment Adjusted EBITDA of $17.5 million in the 2018 Quarter remained consistent with the 2017 Quarter.  Reduced coal brokerage activity and mining technology product sales from Matrix Design was substantially offset by increased transloading revenues from Mt. Vernon and higher equity income from our Kodiak investment and the AllDale Partnerships in the 2018 Quarter.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

We reported net income attributable to ARLP of $315.8 million for the nine months ended September 30, 2018 ("2018 Period") compared to $229.4 million for the nine months ended September 30, 2017 ("2017 Period").  The increase of $86.4 million was due to increased coal sales volumes, which rose to 30.0 million tons sold in the 2018 Period compared to 27.7 million tons sold in the 2017 Period, an $80.0 million net gain on settlement of litigation, higher investment income and a debt extinguishment loss of $8.1 million in the 2017 Period, offset in part by increased operating expenses and depreciation, depletion and amortization. Increased coal sales volumes drove total revenues higher by 12.0% to $1.47 billion in the 2018 Period compared to $1.31 billion in the 2017 Period and increased operating expenses to $896.8 million in the 2018 Period compared to $794.4 million in the 2017 Period.

We reported EPU of $2.35 in the 2018 Period compared to $2.32 in the 2017 Period.  On a pro forma basis, as if the Exchange Transaction and Simplification Transactions had taken place on January 1, 2017, EPU in the 2018 Period would have been $2.34 compared to $1.70 in the 2017 Period.  Please read "Item 1. Financial Statements (Unaudited) – Note 11. Net Income of ARLP Per Limited Partner Unit" of this Quarterly Report on Form 10-Q for more information on the impact of the Exchange Transaction and Simplification Transactions on EPU, including a table providing a reconciliation of Pro Forma EPU amounts to net income of ARLP.

	Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(per ton sold)
Tons sold	29,957	27,721	N/A	N/A
Tons produced	30,070	28,211	N/A	N/A
Coal sales	$1,359,865	$1,256,168	$45.39	$45.31
Operating expenses and outside coal purchases	$898,285	$794,428	$29.99	$28.66

Coal sales.  Coal sales increased $103.7 million or 8.3% to $1.36 billion for the 2018 Period from $1.26 billion for the 2017 Period.  The increase in coal sales was attributable to a volume variance of $101.3 million resulting from increased tons sold and a price variance of $2.4 million due to higher average coal sales prices.    For the 2018 Period, strong performances at River View, Hamilton and our Gibson County Complex mines, which include the resumption of operations at Gibson North in the 2018 Period, drove total coal sales volumes up 8.1% to 30.0 million tons and production volumes higher by 6.6% to 30.1 million tons compared to the 2017 Period.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 13.1% to $898.3 million for the 2018 Period from $794.4 million for the 2017 Period primarily as a result of increased coal sales volumes.  On a per ton basis, operating expenses and outside coal purchases increased $1.33 per ton sold to $29.99 compared to $28.66 per ton sold in the 2017 Period, primarily due to difficult mining conditions encountered at several mines and additional longwall move days at our Tunnel Ridge mine in the 2018 Period.  The most significant operating expense variances by category are discussed below:

•

Material and supplies expenses per ton produced increased 14.3% to $11.04 per ton in the 2018 Period from $9.66 per ton in the 2017 Period.  The increase of $1.38 per ton produced resulted primarily from increases of $0.41 per ton for roof support, $0.31 per ton for contract labor used in the mining process, $0.15 per ton for power and fuel used in the mining process and $0.12 per ton for various preparation plant expenses in addition to previously mentioned difficult mining conditions in the 2018 Period;  and

•

Maintenance expenses per ton produced increased 3.0% to $3.45 per ton in the 2018 Period from $3.35 per ton in the 2017 Period.  The increase of $0.10 per ton produced was primarily due to reduced production and increased maintenance expenses at Tunnel Ridge and MC Mining;

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $204.2 million for the 2018 Period compared to $194.1 million for the 2017 Period primarily as a result of the previously discussed increase in coal sales volumes.

Settlement gain.  During the 2018 Period, we finalized an agreement with a customer and certain of its affiliates to settle litigation we initiated in 2015.  The agreement provided for a $93.0 million cash payment to us in the 2018 Period, future conditional coal supply commitments, continued export transloading capacity for our Appalachian mines and the acquisition of certain coal reserves near our Tunnel Ridge operation.  A settlement gain of $80.0 million was recorded in the 2018 Period reflecting the cash payment received net of $13.0 million of combined legal fees paid and associated incentive compensation accruals.

Equity securities income.  Equity securities income increased $8.8 million to $11.6 million in the 2018 Period compared to $2.8 million in the 2017 Period due to increased distributions of preferred interests from our Kodiak investment.  Please read "Item 1. Financial Statements (Unaudited) – Note 8. Investments" of this Quarterly Report on Form 10-Q for more information on Kodiak.

Debt extinguishment loss.  We recognized a debt extinguishment loss of $8.1 million in the 2017 Period to reflect a make-whole payment incurred to repay our Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $76.0 million and $24.9 million for the 2018 and 2017 Period, respectively.  The increase of $51.1 million was primarily attributable to increased tonnage for which we arrange third-party transportation at certain mines and an increase in average third-party transportation rates in the 2018 Period both primarily due to increased export shipments.  The cost of third-party transportation services are passed through to our customers.

Segment Adjusted EBITDA.  Our 2018 Period Segment Adjusted EBITDA increased $13.7 million, or 2.7%, to $520.6 million from the 2017 Period Segment Adjusted EBITDA of $506.9 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are:

	Nine Months Ended
	September 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$295,196	$285,928	$9,268	3.2%
Appalachia	177,361	179,396	(2,035)	(1.1)%
Other and Corporate	54,397	48,226	6,171	12.8%
Elimination	(6,315)	(6,664)	349	5.2%
Total Segment Adjusted EBITDA (1)	$520,639	$506,886	$13,753	2.7%

Tons sold
Illinois Basin	22,074	19,635	2,439	12.4%
Appalachia	7,881	8,071	(190)	(2.4)%
Other and Corporate	636	1,350	(714)	(52.9)%
Elimination	(634)	(1,335)	701	52.5%
Total tons sold	29,957	27,721	2,236	8.1%

Coal sales
Illinois Basin	$875,792	$789,081	$86,711	11.0%
Appalachia	476,540	453,267	23,273	5.1%
Other and Corporate	27,165	61,951	(34,786)	(56.2)%
Elimination	(19,632)	(48,131)	28,499	59.2%
Total coal sales	$1,359,865	$1,256,168	$103,697	8.3%

Other sales and operating revenues
Illinois Basin	$705	$1,048	$(343)	(32.7)%
Appalachia	2,268	2,381	(113)	(4.7)%
Other and Corporate	44,575	40,443	4,132	10.2%
Elimination	(12,410)	(11,984)	(426)	(3.6)%
Total other sales and operating revenues	$35,138	$31,888	$3,250	10.2%

Segment Adjusted EBITDA Expense
Illinois Basin	$581,301	$504,201	$77,100	15.3%
Appalachia	301,448	276,252	25,196	9.1%
Other and Corporate	43,464	67,382	(23,918)	(35.5)%
Elimination	(25,727)	(53,451)	27,724	51.9%
Total Segment Adjusted EBITDA Expense (1)	$900,486	$794,384	$106,102	13.4%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

Illinois Basin – Segment Adjusted EBITDA increased 3.2% to $295.2 million in the 2018 Period from $285.9 million in the 2017 Period.  The increase of $9.3 million was primarily attributable to higher coal sales, which increased 11.0% to $875.8 million in the 2018 Period from $789.1 million in the 2017 Period, partially offset by increased operating expenses.  The increase of $86.7 million in coal sales reflects higher coal sales volumes of 22.1 million tons sold in the 2018 Period compared to 19.6 million tons sold in the 2017 Period, partially offset by lower average coal sales prices in the 2018 Period.  The increase in coal sales volumes resulted from strong performances at our River View, Hamilton and Gibson County Complex mines, which includes the resumption of operations at Gibson North in the 2018 Period, due in part to increased export volumes.  Segment Adjusted EBITDA Expense increased 15.3% to $581.3 million in the 2018

Period from $504.2 million in the 2017 Period due to increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $0.65 per ton sold to $26.33 from $25.68 per ton sold in the 2017 Period, primarily due to the previously mentioned difficult mining conditions, particularly at our Dotiki mine, in addition to increased roof support and contract labor costs per ton across the region and start-up costs associated with reopening the Gibson North mine in the 2018 Period.

Appalachia – Segment Adjusted EBITDA decreased 1.1% to $177.4 million for the 2018 Period from $179.4 million in the 2017 Period.  The decrease of $2.0 million was primarily attributable to increased operating expenses partially offset by higher coal sales, which increased 5.1% to $476.5 million in the 2018 Period from $453.3 million in the 2017 Period.  The increase of $23.2 million in coal sales reflects higher average coal sales prices of $60.47 in the 2018 Period compared to $56.16 in the 2017 Period due to increased export sales of metallurgical coal at our Mettiki mine and improved prices at our MC Mining and Tunnel Ridge mines, partially offset by lower coal sales volumes of 7.9 million tons sold in the 2018 Period compared to 8.1 million tons sold in the 2017 Period due to decreased volumes at our Tunnel Ridge mine.    Segment Adjusted EBITDA Expense increased 9.1% to $301.4 million in the 2018 Period from $276.3 million in the 2017 Period and Segment Adjusted EBITDA Expense per ton increased $4.02 per ton sold to $38.25 compared to $34.23 per ton sold in the 2017 Period, primarily due to difficult mining conditions and additional longwall move days at our Tunnel Ridge mine and associated increased sales mix of higher-cost coal production in the 2018 Period as well as certain cost increases described above under "–Operating expenses and outside coal purchases."

Other and Corporate – Segment Adjusted EBITDA increased by $6.2 million to $54.4 million in the 2018 Period compared to $48.2 million in the 2017 Period.  The increase was primarily attributable to higher equity income from our Kodiak investment and the AllDale Partnerships in the 2018 Period, partially offset by reduced coal brokerage activity.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Segment Adjusted EBITDA	$169,814	$157,167	$520,639	$506,886
General and administrative	(15,836)	(15,005)	(49,513)	(45,982)
Depreciation, depletion and amortization	(70,196)	(69,962)	(204,194)	(194,109)
Settlement gain	—	—	80,000	—
Interest expense, net	(9,808)	(10,769)	(30,532)	(28,822)
Debt extinguishment loss	—	—	—	(8,148)
Income tax (expense) benefit	(5)	(5)	2	3
Net income	$73,969	$61,426	$316,402	$229,828

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Segment Adjusted EBITDA Expense	$309,216	$294,611	$900,486	$794,384
Outside coal purchases	—	—	(1,442)	—
Other (expense) income	(812)	(114)	(2,201)	44
Operating expenses (excluding depreciation, depletion and amortization)	$308,404	$294,497	$896,843	$794,428

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

Mine Development Project

We are evaluating an investment in a new coal mine in east Kentucky as reserves deplete at our MC Mining operations in 2020.  We anticipate the new mine will enable us to access an additional 15 million tons of coal reserves with an expected mine life of approximately 12 years assuming current levels of production at our MC Mining mine continue at the new mine.  We estimate the capital required to complete the project would be between $50 million and $66 million, which we expect to fund with cash from operations or borrowings under our credit facilities.  If we decide to move forward with this investment, we anticipate beginning the project prior to the end of 2018 with expected completion in the first quarter of 2020.

Cash Flows

Cash provided by operating activities was $579.3 million for the 2018 Period compared to $456.1 million for the 2017 Period.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items, favorable working capital changes related to payroll and related benefits accruals and trade receivables, and a smaller increase in inventories in the 2018 Period compared to the 2017 Period.

Net cash used in investing activities was $195.3 million for the 2018 Period compared to $205.4 million for the 2017 Period.  The decrease in cash used in investing activities was primarily attributable to the purchase of our Kodiak investment in the 2017 Period.  This decrease is partially offset by increased capital expenditures for mine infrastructure and equipment at various mines in the 2018 Period compared to the 2017 Period.

Net cash used in financing activities was $352.4 million for the 2018 Period compared to $272.1 million for the 2017 Period.  The increase in cash used in financing activities was primarily attributable to proceeds received from the issuance of debt in the 2017 Period, an increase in distributions paid to partners and payments made to repurchase units in the 2018 Period.  These increases were partially offset by decreased overall net payments on the securitization and revolving credit facilities and the payment of debt issuance and extinguishment costs in the 2017 Period.

Capital Expenditures

Capital expenditures increased to $184.4 million in the 2018 Period from $105.5 million in the 2017 Period.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

Our anticipated total capital expenditures for the year ending December 31, 2018 are estimated in a range of $245.0 million to $260.0 million, which includes expenditures for maintenance capital at various mines.  Management anticipates funding remaining 2018 capital requirements with cash and cash equivalents ($38.4 million as of September 30, 2018), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Agreement.    On January 27, 2017, our Intermediate Partnership entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $494.75 million revolving credit facility, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), with a termination date of May 23, 2019.  The Credit Agreement was amended on April 3, 2017 to extend the termination date of the Revolving Credit Facility as to $461.25 million of the $494.75 million of commitments to May 23, 2021 and effectuate certain other changes.  In the third quarter of 2018 the extended commitments under the revolver were increased to $479.75 million.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Credit Facility was 4.61% as of September 30, 2018.  At September 30, 2018, we had $9.3 million of letters of credit outstanding with $485.5 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.64 to 1.0 and 17.2 to 1.0, respectively, for the trailing twelve months ended September 30, 2018.  We remain in compliance with the covenants of the Credit Agreement as of September 30, 2018.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in January 2018 and matures in January 2019. At September 30, 2018, we had no outstanding borrowings under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly, and mature on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of the principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow.  To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale Minerals, LP and AllDale Minerals II, LP.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of September 30, 2018, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

Other.  In addition to the letters of credit available under the Credit Facility discussed above, we also have an agreement with one bank to provide additional letters of credit of $5.0 million to maintain surety bonds to secure our obligations for workers' compensation benefits.  At September 30, 2018, we had $5.0 million in letters of credit outstanding under the agreement.

Related-Party Transactions

We have related-party transactions with MGP, SGP, Alliance Resource Holdings II, Inc. ("ARH II") and their respective affiliates. These related-party transactions relate principally to the provision of administrative services to ARH II and its affiliates, mineral leases with SGP and its affiliates and agreements relating to the use of aircraft.   We also have transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases, (b) Kodiak to support its gas compression services and (c) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") and, through Alliance Minerals and Cavalier Minerals, the AllDale Partnerships to support the acquisition of oil and gas mineral interests.  For more information regarding WKY CoalPlay, Kodiak, the AllDale Partnerships and Bluegrass Minerals, please read "Item 1. Financial Statements (Unaudited) – Note 7. Variable Interest Entities," "– Note 8. Investments" and "– Note 16. Subsequent Events" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2017, "Item 8. Financial Statements and Supplementary Data – Note 18. Related-Party Transactions" for additional information concerning related-party transactions.

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

Other Information

Insurance

Effective October 1, 2018, we renewed our annual property and casualty insurance program.  Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75, 90 or 120 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

Interest Rate Risk

Borrowings under the Credit Agreement, Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates.  We do not utilize any interest rate derivative instruments related to our outstanding debt.  We had no outstanding borrowings under the Credit Agreement, Securitization Facility and Cavalier Credit Agreement at September 30, 2018.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2018.

During the quarterly period ended September 30, 2018, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below represents all unit repurchases for the three months ended September 30, 2018:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Units Under the Publicly Announced Program
				(in thousands)

July 1 through July 31, 2018	-	$-	-	$92,369
August 1 through August 31, 2018	317,830	19.80	317,830	86,075
September 1 through September 30, 2018	365,811	19.51	365,811	78,938

Total	683,641	$19.65	683,641	$78,938

As of September 30, 2018, we had repurchased 1,067,205 units as part of the unit repurchase program at an average unit price of $19.74, for an aggregate purchase price of $21.1 million since inception of the unit repurchase program. The remaining authorized amount for unit repurchases under this program was $78.9 million.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2018 filed in XBRL).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 5, 2018.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Director, duly authorized to sign on behalf of the registrant.

/s/ Brian L. Cantrell
Brian L. Cantrell
Senior Vice President and
Chief Financial Officer