Form 10-K
period 2018-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2019-02-22
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $2,014,302,254 as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of February 22, 2019,  128,391,191 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "forecast," "may," "project," "will," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

•	changes in coal prices, which could affect our operating results and cash flows;
•	changes in competition in domestic and international coal markets and our ability to respond to such changes;
•

legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety and health care;

•	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
•	risks associated with the expansion of our operations and properties;
•	dependence on significant customer contracts, including renewing existing contracts upon expiration;
•	adjustments made in price, volume or terms to existing coal supply agreements;
•	changing global economic conditions or in industries in which our customers operate;
•	recent action and the possibility of future action on trade made by United States and foreign governments;
•	the effect of new tariffs and other trade measures;
•	liquidity constraints, including those resulting from any future unavailability of financing;
•	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
•	customer delays, failure to take coal under contracts or defaults in making payments;
•	fluctuations in coal demand, prices and availability;
•	changes in oil & gas prices, which could, among other things, affect our investments in oil & gas mineral interests;
•	our productivity levels and margins earned on our coal sales;
•

decline in or change in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy and renewable fuels;

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

•	increases in transportation costs and risk of transportation delays or interruptions;
•	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
•	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
•	results of litigation, including claims not yet asserted;
•	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
•	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
•	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits and other post-retirement benefit liabilities;
•	uncertainties in estimating and replacing our coal reserves;
•	uncertainties in estimating and replacing our oil & gas reserves;
•	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
•	a loss or reduction of benefits from certain tax deductions and credits;

ii

•	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
•	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

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

You should consider the information above when reading any forward-looking statements contained in this Annual Report on Form 10-K; other reports filed by us with the United States Securities and Exchange Commission ("SEC"); our press releases; our website http://www.arlp.com; and written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

iii

Significant Relationships Referenced in this Annual Report

•	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•

References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's sole general partner and, prior to the Exchange Transaction discussed below, it was also referred to as the managing general partner to distinguish them from SGP.  Subsequent to the Exchange Transaction, SGP no longer holds any general partner interest.

•

References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner prior to the Exchange Transaction discussed below.  SGP is indirectly wholly owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer ("CEO") of MGP, and Kathleen S. Craft, who are collectively referred to in such capacity as the "Owners of SGP."  The Owners of SGP held approximately 34.48% of the outstanding AHGP common units prior to the Simplification Transactions discussed below.

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
•

References to "AHGP" mean Alliance Holdings GP, L.P. individually and not on a consolidated basis as the parent company of MGP prior to the Simplification Transactions discussed below and as a wholly owned subsidiary of ARLP subsequent to the Simplification Transactions.

PART I

ITEM 1.BUSINESS

General

We are a diversified natural resource company that generates income from coal production and oil & gas mineral interests located in strategic producing regions across the United States.  We are currently the second largest coal producer in the eastern United States with eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia as well as a coal loading terminal in Indiana.  We market our coal production to major domestic and international utilities and industrial users.  We have grown historically primarily through expansion of our coal operations by adding and developing mines and coal reserves in these regions.  In addition, we generate royalty income from mineral interests we own in premier oil & gas producing regions in the United States, primarily the Anadarko, Permian, Williston and Appalachian basins.

ARLP, a Delaware limited partnership, completed its initial public offering on August 19, 1999 and is listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  We are managed by our sole general partner, MGP, a Delaware limited liability company, which holds a non-economic general partner interest in ARLP.  Prior to the Simplification Transactions, MGP was a wholly owned indirect subsidiary of AHGP.  Alliance GP, LLC ("AGP"), which is indirectly wholly owned by Mr. Craft, was the general partner of AHGP prior to the Simplification Transactions and became the direct owner of MGP as a result of those transactions.  See discussions under Partnership Simplification regarding changes in ownership of ARLP and MGP as a result of the Exchange Transaction and Simplification Transactions.

Simplification Transactions

On July 28, 2017, the conflicts committee ("Conflicts Committee") of the board of directors ("Board of Directors") of MGP and AGP's board of directors approved a transaction to simplify our partnership structure.  Pursuant to that transaction, which closed on the same date, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its 0.99% managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP,

SGP also contributed to ARLP its 0.01% general partner interest in both ARLP and the Intermediate Partnership in exchange for 28,141 ARLP common units collectively (the "Exchange Transaction").

On February 22, 2018, our Board of Directors and the board of directors of AHGP's general partner approved a simplification agreement (the "Simplification Agreement") pursuant to which, among other things, through a series of transactions (the "Simplification Transactions"):

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

AllDale I & II Acquisition

On January 3, 2019 (the "Acquisition Date"), ARLP acquired the general partner interests and all of the limited partner interests not owned by Cavalier Minerals JV, LLC ("Cavalier Minerals")  in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") for $176.0 million, which was funded with cash on hand and borrowings under our revolving credit facility (the "Acquisition").  ARLP indirectly owns a 96.0% non-managing member interest and a non-economic managing member interest in Cavalier Minerals. The Acquisition provides ARLP with diversified exposure to industry leading operators and is consistent with our general business strategy to pursue accretive acquisitions.

Kodiak Redemption

On January 26, 2019,  Kodiak Gas Services, LLC ("Kodiak") provided notification that it intended to redeem our preferred interest for $135.0 million, which is inclusive of an early redemption premium.  On February 8, 2019, we received the cash proceeds of the redemption.

The following diagram depicts our organization and ownership as of January 3, 2019 (following the completion of the Acquisition):

Alliance GP, LLC
100% Interest
Alliance Resource Management GP, LLC
(ARLP's General Partner)
Non-Economic General Partner Interest
Alliance Resource Partners, L.P.
(NASDAQ: ARLP) 127,927,789 Common Units
100% Interest
New AHGP GP LLC
Non-Economic General Partner Interest
100% Limited Partner Interest
Alliance Holdings GP, L.P.
100% Interest
ARM GP Holdings, Inc.
0.001% Interest
99.999% Interest
MGP II, LLC
1.0001% General Partner Interest
100% Interest
AllRoy GP, LLC
0.01% GP Interest
0.01% GP Interest
100% Interest
CavMM, LLC
0% Managing Interest
100% Interest
Alliance Royalty, LLC
28.33% Interest
27.18% Interest
0.01% General Partner Interest
98.9899% Limited Partner Interest
Alliance Resource Operating Partners, L.P.
(the Intermediate Partnership)
100% Interest
Alliance Minerals, LLC
96% Non-managing Interest
Cavalier Minerals JV, LLC
71.66% Interest
72.81% Interest
AllDale Minerals, LP
AllDale Minerals II, LP
100% Interest
UC Coal, LLC
100% Interest
Alliance Resource Finance Corporation
AROP Funding, LLC
Wildcat Insurance, LLC
99.999% Non-managing Interest
Alliance Resource Properties, LLC
(Land Holding Company for Mining Operations)
100% Interest
Alliance Coal, LLC
(the Holding Company for Operations)
0.001% Managing Interest

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

The SEC maintains a website that contains reports, proxy and information statements, and other information for issuers, including us.  The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Mining Operations

At December 31, 2018, we had approximately 1.7 billion tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.    We produce a diverse range of steam and metallurgical coal with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications required by our customers.  In 2018, we sold a record 40.4 million tons of coal and produced 40.3 million tons.  The coal we sold in 2018 was approximately 28.1% low-sulfur coal, 40.1% medium-sulfur coal and 31.8% high-sulfur coal.  Based on market expectations, we classify low-sulfur coal as coal with a sulfur content of less than 1.5%, medium-sulfur coal as coal with a sulfur content of 1.5% to 3%, and high-sulfur coal as coal with a sulfur content of greater than 3%.  In 2018, approximately 68.2% of our tons sold were purchased by United States electric utilities and 27.8% were sold into the international markets through brokered transactions.  The balance of our tons sold were to third-party resellers and industrial consumers.  For tons sold to United

States electric utilities, 100% were sold to utility plants with installed pollution control devices.  The BTU content of our coal ranges from 11,400 to 13,200.

The following chart summarizes our coal production by region for the last five years.

	Year Ended December 31,
Coal Regions	2018	2017	2016	2015	2014
	(tons in millions)
Illinois Basin	29.9	27.3	25.4	32.0	30.9
Appalachia	10.4	10.3	9.8	9.2	9.8
Total	40.3	37.6	35.2	41.2	40.7

The following map shows the location of our coal mining operations:

Illinois Basin Operations:	4. GIBSON COMPLEX	7. HENDERSON/UNION	10. PENN RIDGE RESERVES
1. HAMILTON COMPLEX	a. Gibson South Mine	RESERVES	Mining Type: Underground
Hamilton Mine	b. Gibson North Mine	Mining Type: Underground	Mining Access: Slope & Shaft
Mining Type: Underground	Mining Type: Underground	Mining Access: Slope & Shaft	Mining Method: Longwall
Mining Access: Slope & Shaft	Mining Access: Slope & Shaft	Mining Method: Continuous Miner	& Continuous Miner
Mining Method: Longwall	Mining Method: Continuous	Coal Type: Medium/High-Sulfur	Coal Type: High-Sulfur
& Continuous Miner	Miner	Transportation: Barge & Truck	Transportation: Barge & Railroad
Coal Type: Medium/High-Sulfur	Coal Type: Low/Medium-Sulfur
Transportation: Barge, Railroad	Transportation: Barge, Railroad	Appalachian Operations:	11. METTIKI COMPLEX
& Truck	& Truck	8. MC MINING COMPLEX	Mountain View Mine
		a. Excel Mine No. 4	Mining Type: Underground
2. RIVER VIEW COMPLEX	5. WARRIOR COMPLEX	b. Excel Mine No. 5 (in development)	Mining Access: Slope
River View Mine	Warrior Mine	Mining Type: Underground	Mining Method: Longwall
Mining Type: Underground	Mining Type: Underground	Mining Access: Slope & Shaft	& Continuous Miner
Mining Access: Slope & Shaft	Mining Access: Slope & Shaft	Mining Method: Continuous	Coal Type: Low/Medium
Mining Method: Continuous	Mining Method: Continuous	Miner	Sulfur - Metallurgical
Miner	Miner	Coal Type: Low-Sulfur	Transportation: Railroad
Coal Type: Medium/High-Sulfur	Coal Type: Medium/High-Sulfur	Transportation: Barge, Railroad,	& Truck
Transportation: Barge & Truck	Transportation: Barge, Railroad,	& Truck
	& Truck		Other Operations:
3. DOTIKI COMPLEX		9. TUNNEL RIDGE COMPLEX	12. MOUNT VERNON
Dotiki Mine	6. SEBREE COMPLEX	Tunnel Ridge Mine	TRANSFER TERMINAL
Mining Type: Underground	Onton Mine (Idled)	Mining Type: Underground	Rail or Truck to Ohio River Barge
Mining Access: Slope & Shaft	Mining Type: Underground	Mining Access: Slope & Shaft	Transloading Facility
Mining Method: Continuous	Mining Access: Slope & Shaft	Mining Method: Longwall
Miner	Mining Method: Continuous	& Continuous Miner
Coal Type: Medium/High-Sulfur	Miner	Coal Type: Medium/High-Sulfur
Transportation: Barge, Railroad	Coal Type: Medium/High-Sulfur	Transportation: Barge & Railroad
& Truck	Transportation: Barge & Truck

Illinois Basin Operations

Our Illinois Basin mining operations are located in western Kentucky, southern Illinois and southern Indiana. As of December 31, 2018, we had 2,331 employees, and we operate five active mining complexes in the Illinois Basin.

Hamilton Mining Complex. Our subsidiary, Hamilton County Coal, LLC ("Hamilton"), operates the Hamilton mine, located near the city of McLeansboro in Hamilton County, Illinois.  The Hamilton mine is an underground longwall mining operation producing medium/high-sulfur coal from the Herrin No. 6 seam. Initial development production from the continuous miner units began in 2013, longwall mining began in October 2014 and we acquired complete ownership and control in 2015.  Hamilton's preparation plant has throughput capacity of 2,000 tons of raw coal per hour.  Hamilton has the ability to ship production from the Hamilton mine via the CSX Transportation, Inc. ("CSX"), Evansville Western

Railway and Norfolk Southern Railway Company ("NS") rail directly to customers or to various transloading facilities, including our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") transloading facility, for barge deliveries.

River View Complex.  Our subsidiary, River View Coal, LLC ("River View"), operates the River View mine, which is located in Union County, Kentucky and is currently the largest room-and-pillar underground coal mine in the United States.  The River View mine began production in 2009, and utilizes continuous mining units to produce medium/high-sulfur coal.  River View's preparation plant has throughput capacity of 2,700 tons of raw coal per hour.  Coal produced from the River View mine is transported by overland belt to a barge loading facility on the Ohio River.

Dotiki Complex. Our subsidiary, Webster County Coal, LLC ("Webster County Coal"), operates Dotiki, which is an underground mining complex located near the city of Providence in Webster County, Kentucky.  The complex was opened in 1966, and we purchased the mine in 1971.  The Dotiki complex utilizes continuous mining units employing room-and-pillar mining techniques to produce medium/high-sulfur coal.   Dotiki's preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Coal from the Dotiki complex is shipped via the CSX and Paducah & Louisville Railway, Inc. ("PAL") railroads and by truck on United States and state highways directly to customers or potentially to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.

Gibson Complex.  Our subsidiary, Gibson County Coal, LLC ("Gibson County Coal"), operates the Gibson South mine, located near the city of Princeton in Gibson County, Indiana.  The Gibson South mine is an underground mine and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson South mine's preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Production from the Gibson South mine is shipped by truck on United States and state highways or transported by rail on the CSX and NS railroads from the Gibson North rail loadout facility directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge delivery.  Production from the mine began in April 2014.

Gibson County Coal also operates the Gibson North mine, an underground mine also located near the city of Princeton in Gibson County, Indiana.  The Gibson North mine began production in November 2000 and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson North mine was idled in December 2015 in response to market conditions but resumed production in May 2018.  The Gibson North mine's preparation plant has throughput capacity of 700 tons of raw coal per hour.  Production from the Gibson North mine is shipped by truck on United States and state highways or transported by rail on the CSX and NS railroads directly to customers or to various transloading facilities for barge delivery.

Warrior Complex.  Our subsidiary, Warrior Coal, LLC ("Warrior"), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky.  The Warrior complex was opened in 1985, and we acquired it in February 2003.  Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce medium/high-sulfur coal.  Warrior's preparation plant has throughput capacity of 1,200 tons of raw coal per hour.  Warrior's production is shipped via the CSX and PAL railroads and by truck on United States and state highways directly to customers or potentially to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.  In July 2018, Warrior completed the transition from the No. 11 seam to the No. 9 seam.

Sebree Complex.  On April 2, 2012, we acquired substantially all of Green River Collieries, LLC's assets related to its coal mining business and operations located in Webster and Hopkins Counties, Kentucky, including the Onton No. 9 mining complex ("Onton mine").  The Onton mine was operated by our subsidiary, Sebree Mining, LLC ("Sebree").  The Onton mine was idled in November 2015 in response to market conditions. For information regarding Onton's remaining coal reserves, please read "Item 2. Properties – Coal Reserves".

Alliance Resource Properties. Alliance Resource Properties and its subsidiaries own or control coal reserves that it leases to certain of our subsidiaries that operate our mining complexes.

Alliance WOR Properties, LLC. In September 2011, and in subsequent follow-on transactions, Alliance Resource Properties' subsidiary, Alliance WOR Properties, LLC ("WOR Properties"), acquired from and leased back to White Oak Resources LLC the rights to approximately 309.6 million tons of proven and probable medium/high-sulfur coal reserves.

Other. In December 2014 and February 2015, WKY CoalPlay, LLC or its subsidiaries ("WKY CoalPlay"), which are related parties, entered into coal lease agreements with us regarding coal reserves located in Henderson and Union

Counties, Kentucky ("Henderson/Union Reserves") and Webster County, Kentucky.  For more information about the WKY CoalPlay transactions, please read "Item 8. Financial Statements and Supplementary Data – Note 18 – Related-Party Transactions."

Pattiki Complex.  Our subsidiary, White County Coal, LLC ("White County Coal"), operated Pattiki, an underground mining complex located near the city of Carmi in White County, Illinois. We began construction of the complex in 1980 and operated it until it ceased production in December 2016.  We are currently performing reclamation activities at the complex. For information regarding Pattiki's remaining coal reserves, please read "Item 2. Properties – Coal Reserves".

Hopkins Complex.  The Hopkins complex, which we acquired in January 1998, is located near the city of Madisonville in Hopkins County, Kentucky.  Our subsidiary, Hopkins County Coal, LLC ("Hopkins County Coal") operated the Elk Creek underground mine until it ceased production in April 2016.  For information regarding Hopkins' remaining coal reserves, please read "Item 2. Properties – Coal Reserves".

Appalachian Operations

Our Appalachian mining operations are located in eastern Kentucky, Maryland and West Virginia.  As of December 31, 2018, we had 881 employees, and we operate three mining complexes in Appalachia with one mine  currently under development.

MC Mining Complex. The MC Mining Complex is located near the city of Pikeville in Pike County, Kentucky.  We acquired the mine in 1989.  Our subsidiary, MC Mining, LLC ("MC Mining"), owns the mining complex and controls the reserves, and our subsidiary, Excel Mining, LLC ("Excel") conducts all mining operations.  The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal.  The preparation plant has throughput capacity of 1,000 tons of raw coal per hour.  Substantially all of the coal produced at MC Mining in 2018 met or exceeded the compliance requirements of Phase II of the Federal Clean Air Act ("CAA") (see "—Regulation and Laws—Air Emissions" below).  Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for barge deliveries, or by truck via United States and state highways directly to customers or to various docks on the Big Sandy River for barge deliveries.  MC Mining's Excel Mine No. 4 is anticipated to deplete its reserves in 2020.

Our subsidiary, Excel, has begun development activity for MC Mining's Excel Mine No. 5 and currently anticipates deploying total capital of approximately $45.0 million to $50.0 million over the next 12 to 18 months.  MC Mining controls the estimated 15 million tons of coal reserves assigned to the Excel Mine No. 5 and Excel will conduct all mining operations.  The underground operation will utilize continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal with an expected annual production capacity of 1.3 million tons.  MC Mining plans to utilize its existing underground mining equipment and preparation plant to produce and process coal from the Excel Mine No. 5 and expects to ship coal produced from the mine to various transloading facilities on the Ohio River and the Big Sandy River for barge deliveries or directly to customers via the CSX railroad and by truck.  We expect the development plan for the new Excel Mine No. 5 will provide a seamless transition from the current MC Mining operation.

Tunnel Ridge Complex. Our subsidiary, Tunnel Ridge, LLC ("Tunnel Ridge"), operates the Tunnel Ridge mine, an underground longwall mine in the Pittsburgh No. 8 coal seam, located near Wheeling, West Virginia.  Tunnel Ridge began construction of the mine and related facilities in 2008.  Development mining began in 2010, and longwall mining operations began at Tunnel Ridge in May 2012.  The Tunnel Ridge preparation plant has throughput capacity of 2,000 tons of raw coal per hour.  Coal produced from the Tunnel Ridge mine is a medium/high-sulfur coal and is transported by conveyor belt to a barge loading facility on the Ohio River.  Through an agreement with a third party, Tunnel Ridge has the ability to transload coal from barges for rail shipment on the Wheeling and Lake Erie Railway with connections to the CSX and the NS railroads.

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

Penn Ridge.  Our subsidiary, Penn Ridge Coal, LLC ("Penn Ridge"), holds coal reserves in Washington County, Pennsylvania, estimated to include approximately 56.7 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 seam.  Development of the project is regulatory and market dependent, and its timing is open-ended pending obtaining all required regulatory approvals, sufficient coal sales commitments to support the project and final approval by the Board of Directors.

Royalty Operations

AllDale Partnerships

On November 10, 2014, Cavalier Minerals, in which Alliance Minerals, LLC ("Alliance Minerals") owns a 96.0% non-managing member interest, acquired a 71.7% limited partner interest in AllDale I and subsequently acquired a 72.8% limited partner interest in AllDale II.   AllDale I & II were created to acquire oil & gas mineral interests in various geographic locations within producing basins in the continental United States.  In February 2017, our subsidiary, Alliance Minerals, committed to directly invest $30.0 million in AllDale Minerals III, LP ("AllDale III") and as of December 31, 2018, Alliance Minerals had no remaining commitment to AllDale III.  AllDale III was created to acquire oil & gas minerals in the same geographical locations as AllDale I & II.   AllDale III, together with AllDale I & II are considered the ("AllDale Partnerships.")

As discussed in the AllDale I & II Acquisition section above, on January 3, 2019, ARLP acquired the AllDale I & II general partner interests and all of the limited partner interests in AllDale I & II not owned by Cavalier Minerals.  As a result of the Acquisition and our previous investment held through Cavalier Minerals, ARLP now owns 100% of the general partner interests and approximately 97% of the limited partner interests in AllDale I & II. AllDale I & II control approximately 43,000 net royalty acres strategically positioned in the core of the Anadarko (SCOOP/STACK), Permian (Delaware and Midland), Williston (Bakken) and Appalachian basins. As of January 3, 2019, there were 3,823 gross producing wells generating production net to ARLP's interest of approximately 2,523 barrels of oil equivalent per day. In addition, there were 529 wells being drilled on ARLP's acreage and another 903 permitted well locations.

Other Operations

Mt. Vernon Transfer Terminal, LLC

Our subsidiary, Mt. Vernon, leases land and operates a coal loading terminal on the Ohio River at Mt. Vernon, Indiana.  Coal is delivered to Mt. Vernon by both rail and truck.  The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 60,000 to 70,000 tons.  During 2018, the terminal loaded approximately 6.5 million tons for customers of Gibson County Coal and Hamilton.

Coal Brokerage

As markets allow, Alliance Coal buys coal from our mining operations and outside producers principally throughout the eastern United States, which we then resell.  We have a policy of matching our outside coal purchases and sales to minimize market risks associated with buying and reselling coal.  In 2018, we did not make outside coal purchases for brokerage activity.

Matrix Group

Our subsidiaries, Matrix Design Group, LLC ("Matrix Design") and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD, and Alliance Design Group, LLC ("Alliance Design") (collectively the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), provide a variety of mining technology products and services for our mining operations and certain industrial and mining technology products and services to third parties.  Matrix Group's products and services include miner and equipment tracking systems and proximity detection systems.  We acquired Matrix Design in September 2006.

Compression Investment

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  On February 8, 2019, Kodiak redeemed the preferred interests held by Alliance Minerals for $135.0 million cash which is inclusive of an early redemption premium.

Additional Services

We develop and market additional services in order to establish ourselves as the supplier of choice for our customers.  Historically, and in 2018, outside revenues from these services were immaterial.

Coal Marketing and Sales

As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  These arrangements are mutually beneficial to us and our customers in that they provide greater predictability of sales volumes and sales prices.  Although many utility customers recently have appeared to favor a shorter-term contracting strategy, in 2018 approximately 69.1% and 68.9% of our sales tonnage and total coal sales, respectively, were sold under long-term contracts (contracts having a term of one year or greater) with committed term expirations ranging from 2019 to 2026.  As of February 14, 2019, our nominal commitment under long-term contracts was approximately 17.3 million tons in 2019 and 17.2 million tons in 2020.  The commitment of coal under contract is an approximate number because a limited number of our contracts contain provisions that could cause the nominal commitment to increase or decrease; however, the overall variance to total committed sales is minimal.  The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity.  In addition, the nominal commitment can otherwise change because of reopener provisions contained in certain of these long-term contracts.

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

The international coal market has been a substantial part of our business with indirect sales to end users in Europe, Africa, Asia, North America and South America.  Our sales into the international coal market are considered exports and are made through brokered transactions.  During the years ended December 31, 2018, 2017 and 2016, export tons represented approximately 27.8%, 17.4% and 4.5% of tons sold, respectively.  We use the end usage point as the basis for attributing tons to individual countries. Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end usage point, we attribute export tons to the country with the end usage point, if known.

Reliance on Major Customers

During 2018, we derived approximately 10.9% of our total revenues from Louisville Gas and Electric Company.  We did not derive 10.0% or more of our total revenues from any other individual customer during 2018.  For more information about this customer, please read "Item 8. Financial Statement and Supplemental Data – Note 20 – Concentration of Credit Risk and Major Customers."

Competition

The coal industry is intensely competitive.  The most important factors on which we compete are coal price, coal quality (including sulfur and heat content), transportation costs from the mine to the customer and the reliability and diversity of supply.  We are currently the second largest coal producer in the eastern United States.  Our principal competitors include Arch Coal, Inc., CONSOL Coal Resources LP, CONSOL Energy, Inc., Contura Energy, Inc., Foresight Energy LP, Murray Energy, Inc., and Peabody Energy Corporation.  While a number of our competitors have been involved in reorganization in bankruptcy, these events have not resulted in a material diminution in available coal supply and there remains significant competition for ongoing coal sales.  We also compete directly with a number of smaller producers in the Illinois Basin and Appalachian regions.

In addition, we compete with companies that produce coal from one or more foreign countries. The prices we are able to obtain for our coal are primarily linked to coal consumption patterns of domestic electricity generating utilities, which in turn are influenced by economic activity, government regulations, weather and technological developments.  We export a significant portion of our coal into the international coal markets and historically the prices we obtain for our export coal have been influenced by a number of factors, such as global economic conditions, weather patterns and global supply and demand, among others.  Potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may be adversely impacted on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. In addition, coal is sold internationally in United States dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors' currencies decline against the United States dollar or against foreign purchasers' local currencies, those competitors may be able to offer lower prices for coal to those purchasers. Furthermore, if the currencies of overseas purchasers were to significantly decline in value in comparison to the United States dollar, those purchasers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, coal competes with other fuels such as natural gas, nuclear energy, petroleum and renewable energy sources for electrical power generation.  Costs and other factors, such as safety and environmental considerations, have affected and may continue to affect the overall demand for coal as a fuel.

For additional information, please see "Item 1A. Risk Factors."

Transportation

Our coal is transported to our customers by barge, rail and truck.  Depending on the proximity of the customer to the mine and the transportation available for delivering coal to that customer, transportation costs can be a substantial part of the total delivered cost of a customer's coal.  As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal.  We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers, and in many cases we are able to accommodate multiple transportation options.  Our customers typically pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry.  Approximately 41.1% of our 2018 sales volume was initially shipped from the mines by barge, 37.3% was shipped from the mines by rail and 21.6% was shipped from the mines by truck.  The practices of, rates set by and capacity availability of, the transportation company serving a particular mine or customer may affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mine.

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

We are committed to conducting mining operations in compliance with applicable federal, state and local laws and regulations.  However, because of the extensive and detailed nature of these regulatory requirements, particularly the regulatory system of the Mine Safety and Health Administration ("MSHA") where citations can be issued without regard to fault and many of the standards include subjective elements, it is not reasonable to expect any coal mining company to be free of citations.  When we receive a citation, we attempt to promptly remediate any identified condition.  While we have not quantified all of the costs of compliance with applicable federal and state laws and associated regulations, those costs have been and are expected to continue to be significant.  Compliance with these laws and regulations has substantially increased the cost of coal mining for domestic coal producers.

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

In 2014, MSHA began implementation of a finalized new regulation titled "Lowering Miner's Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors."  The final rule implemented a reduction in the allowable respirable coal mine dust exposure limits, requires the use of sampling data taken from a single sample rather than an average of samples, and increases oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine, all of which increase mining costs.  The second phase of the rule began in February 2016 and requires additional sampling for designated and other occupations using the new continuous personal dust monitor technology, which provides real time dust exposure information to the miner.  Phase three of the rule began in August 2016, and resulted in lowering the current respirable dust level of 2.0 milligrams per cubic meter to 1.5 milligrams per cubic meter of air.  Compliance with these rules can result in increased costs on our operations, including, but not limited to, the purchasing of new equipment and the hiring of additional personnel to assist with monitoring, reporting, and recordkeeping obligations.  On July 9, 2018, MSHA published a request for information to solicit stakeholder comments, data, and information for the development of a framework to conduct a retrospective study on the impact of the final rule, as well as a request for information and data on engineering controls and best practices used by mine operators to lower miners' exposure to respirable coal dust.  The comment period for this request for information will close on July 9, 2019.  It is uncertain whether MSHA will present additional proposed rules, or revisions to the final rule, following the closing of the comment period for the current request for information.

Additionally, in July 2014, MSHA proposed a rule addressing the "criteria and procedures for assessment of civil penalties."  Public commenters have expressed concern that the proposed rule exceeds MSHA's rulemaking authority and would result in substantially increased civil penalties for regulatory violations cited by MSHA.  MSHA last revised the process for proposing civil penalties in 2006 and, as discussed above, civil penalties increased significantly.  The notice-and-comment period for this proposed rule closed, and it is uncertain when, or if, MSHA will present a final rule addressing these civil penalties.

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

In June 2016, MSHA published a request for information on Exposure of Underground Miners to Diesel Exhaust.  Following a comment period that closed in November 2016, MSHA received requests for MSHA and the National Institute for Occupational Safety and Health to hold a Diesel Exhaust Partnership to address the issues covered by MSHA's request for information.  The comment period for the request for information was reopened and closed in January 2018.  The comment period was reopened again in March 2018 and is scheduled to close in March 2019.  It is uncertain whether MSHA will present a proposed rule pertaining to exposure of underground miners to diesel exhaust, after completing its evaluation of the comments received.

In June 2018, MSHA published a request for information on Safety Improvement Technologies for Mobile Equipment at Surface Mines and for Belt Conveyors at Surface and Underground Mines.  The comment period for the request for information closed on December 24, 2018.  It is uncertain whether MSHA will present a proposed rule pertaining to safety improvement technologies for mobile equipment at surface mines or for belt conveyors at surface and underground mines.

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

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 ("BLBA") requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease and to some survivors of a miner who dies from this disease.  The BLBA levied a tax on coal sold of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims.  The coal we sell into international markets is generally not subject to this tax.  In addition, the BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax.  The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent.  The Emergency Economic Stabilization Act of 2008 extended these rates through December 31, 2018.  As of January 1, 2019, the excise tax rates have reverted to their original 1977 statutory levels of $0.50 per ton for underground-mined coal and $0.25 per ton for surface mined coal, but not to exceed 2% of the applicable sales price.

Workers' Compensation and Black Lung

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  Workers' compensation laws also compensate survivors of workers who suffer employment related deaths.  We generally self-insure this potential expense using our actuary estimates of the cost of present and future claims.  In addition, coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung.  We also provide for these claims through self-insurance programs. Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis benefits obligation.  Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  For more information concerning our requirement to maintain bonds to secure our workers' compensation obligations, see the discussion of surety bonds below under "—Bonding Requirements."

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

Coal Industry Retiree Health Benefits Act

The Federal Coal Industry Retiree Health Benefits Act ("CIRHBA") was enacted to fund health benefits for some United Mine Workers of America retirees.  CIRHBA merged previously established union benefit plans into a single fund into which "signatory operators" and "related persons" are obligated to pay annual premiums for beneficiaries.  CIRHBA also created a second benefit fund for miners who retired between July 21, 1992 and September 30, 1994, and whose former employers are no longer in business.  Because of our union-free status, we are not required to make payments to retired miners under CIRHBA, with the exception of limited payments made on behalf of predecessors of MC Mining.  However, in connection with the sale of the coal assets acquired by Alliance Resource Holdings, Inc. ("ARH") in 1996, MAPCO Inc., now a wholly owned subsidiary of The Williams Companies, Inc., agreed to retain, and be responsible for, all liabilities under CIRHBA.

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

Financial Statements and Supplementary Data—Note 16 - Asset Retirement Obligations."  In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage control on a statewide basis.

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

The United States Office of Surface Mining Reclamation ("OSM") published in November 2009 an Advance Notice of Proposed Rulemaking, announcing its intent to revise the Stream Buffer Zone ("SBZ") rule published in December 2008.  The SBZ rule prohibits mining disturbances within 100 feet of streams if there would be a negative effect on water quality.  Environmental groups brought lawsuits challenging the rule, and in a March 2010 settlement, the OSM agreed to rewrite the SBZ rule.  In January 2013, the environmental groups reopened the litigation against OSM for failure to abide by the terms of the settlement.  Oral arguments were heard on January 31, 2014.  OSM published a notice in December 2014 to vacate the 2008 SBZ rule to comply with an order issued by the United States District Court for the District of Columbia.  OSM reimplemented the 1983 SBZ rule.  Subsequent attempts by OSM to issue a revised stream protection rule met with Congressional opposition, ultimately resulting in the passage of a resolution under the Congressional Review Act that revoked OSM's stream protection rule and prevents the agency from promulgating a substantially similar rule absent future legislation.  Whether Congress will enact future legislation to require a new stream protection rule remains uncertain.

In December 2009, the United States Environmental Protection Agency ("EPA") issued proposed rules on coal combustion residues ("CCRs") in 2010.  This final rule was published in December 2014.  The EPA's final rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites.  OSM has announced their intention to release a proposed rule to regulate placement and use of CCRs at coal mine sites, but, to date, no further action has been taken.  These actions by OSM, potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

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

A significant reduction in coal's share of power generating capacity could have a material adverse effect on our business, financial condition and results of operations.  Since 2010, utilities have completed or formally announced the retirement or conversion of over 630 coal-fired electric generating units through 2030 in the United States.

In addition to the greenhouse gas ("GHG") issues discussed below, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•

The EPA's Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities.  Sulfur dioxide is a by-product of coal combustion.  Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility's sulfur dioxide emissions in that year.  Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions.  In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA's Acid Rain Program by switching to lower-sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or "scrubbers," or by reducing electricity generating levels.  In 2018, we sold 68.2% of our total tons to electric utilities in the United States, of which 100% was sold to utility plants with installed pollution control devices.  These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule ("CAIR"), discussed below.

•

The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain.  In June 2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR"), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states.  Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would have commenced in 2012 with further reductions effective in 2014.  However, in August 2012, the D.C. Circuit Court of Appeals vacated CSAPR, finding the EPA exceeded its statutory authority under the CAA and striking down the EPA's decision to require federal implementation plans ("FIPs"), rather than SIPs, to implement mandated reductions.  In its ruling, the D.C. Circuit Court of Appeals ordered the EPA to continue administering CAIR but proceed expeditiously to promulgate a replacement rule for CAIR.  The United States Supreme Court granted the EPA's certiorari petition appealing the D.C. Circuit Court of Appeals' decision and heard oral arguments in December 2013.  In April 2014, the United States Supreme Court reversed and remanded the D.C. Circuit Court of Appeals' decision, concluding that the EPA's approach is lawful. CSAPR has been reinstated and the EPA began implementation of Phase 1 requirements in January 2015.  In September 2016, the EPA finalized the CSAPR Update to respond to the remand by the D.C. Circuit Court of Appeals.  Implementation of Phase 2 began in 2017.  In December 2018, the EPA determined that the CSAPR Update rule satisfies "good neighbor" obligations for the 2008 national ambient air quality standards ("NAAQS") for ground-level ozone.  Litigation is pending against the CSAPR Update in the D.C. Circuit Court of Appeals.  The impacts of CSAPR Update are unknown at the present time due to the implementation of  Mercury and Air Toxic Standards ("MATS"), discussed below, and the significant number of coal retirements that have resulted and that potentially will result from MATS.

•

In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants.  In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. Appeals were filed and oral arguments were heard by the D.C. Circuit Court of Appeals in December 2013.  In April 2014 the D.C. Circuit Court of Appeals upheld MATS.  In June 2015, the United States Supreme Court remanded the final rule back to the D.C. Circuit holding that the agency must consider cost before deciding whether regulation is necessary and appropriate.  In December 2015, the EPA issued, for comment, the proposed Supplemental Finding.  In April 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule.  In April 2017, the D.C Circuit Court of Appeals granted the EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the supplemental finding.  In December 2018, the EPA issued a proposed Supplemental Cost Finding, as well as the CAA required "risk and technology review."  Many electric generators have already announced retirements due to the MATS rule. Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, the MATS rule has forced generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units.  The announced and possible additional retirements are likely to reduce the demand for coal.  Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed.  Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal.  We continue to evaluate the possible scenarios associated with CSAPR Update and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

•

In January 2013, the EPA issued final Maximum Achievable Control Technology ("MACT") standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters ("Boiler MACT"), which require owners of industrial, commercial, and institutional boilers to comply with standards for air pollutants, including mercury and other metals, fine particulates, and acid gases such as hydrogen chloride.  Businesses and environmental groups have filed legal challenges to Boiler MACT in the D.C. Circuit Court of Appeals and petitioned the EPA to reconsider the rule.  In December 2014, the EPA announced reconsideration of the standard and will accept public comment on five issues for its standards on area sources, will review three issues related to its major-source boiler standards, and four issues relating to commercial and solid waste incinerator units.  Before reconsideration, the EPA estimated the rule will affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters.  While some owners would make capital expenditures to retrofit boilers and process heaters, a number of boilers and process heaters could be prematurely retired.  Retirements are likely to reduce the demand for coal.  In August 2016, the D.C. Circuit Court of Appeals vacated a portion of the rule while remanding portions back to the EPA.  In December 2016, the D.C. Circuit Court of Appeals agreed to the EPA request to remand the rule back to the EPA without vacatur.  In March 2018, the D.C. Circuit affirmed the rule's startup and shutdown work practice standards but remanded a portion of the rule to reconsider the EPA's decision to adopt the 130 ppm carbon monoxide limits.  The impact of the regulations will depend on the EPA's reconsideration and the outcome of subsequent legal challenges.

•

The EPA is required by the CAA to periodically re-evaluate the available health effects information to determine whether the NAAQS should be revised.  Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter ("PM"), ozone, nitrogen oxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in "attainment" but do not attain the new standards.  In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. Initial non-attainment determinations related to the revised sulfur dioxide standard became effective in October 2013.  In addition, in January 2013, the EPA updated the NAAQS for fine particulate matter emitted by a wide variety of sources including power plants, industrial facilities, and gasoline and diesel engines, tightening the annual PM 2.5 standard to 12 micrograms per cubic meter.  The revised standard became effective in March 2013.  In November 2013, the EPA proposed a rule to clarify PM 2.5 implementation requirements to the states for current 1997 and 2006 non-attainment areas.  In July 2016, the EPA issued a final rule for states to use in creating their plans to address particulate matter.  In October 2015, the EPA published a final rule that reduced the ozone NAAQS from 75 to 70 ppb.  Various industry and state petitioners have filed challenges to the final rule as have several environmental groups.  Attainment dates for the new standards range between 2013 and 2030, depending on the severity of the non-attainment.  In April 2017, the D.C. Court of Appeals granted the EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the 2015 Rule.  In July 2009, the D.C. Circuit Court of Appeals vacated part of a rule implementing the ozone NAAQS and remanded certain other aspects of the rule to the EPA for further consideration. In June 2013, the EPA proposed a rule for implementing the 2008 ozone NAAQS.  Under a consent decree published in the Federal Register in January 2017, the EPA has agreed to review the NAAQS for nitrogen oxides with a final decision due by 2018 and review the NAAQS for sulfur oxide with a final decision due by 2019.  In July 2017, the EPA proposed to retain the current NAAQS for nitrogen oxides. The comment period for the proposal closed in September 2017.  In June 2018, the EPA proposed to retain the existing sulfur oxide standards. The comment period for the proposal closed in August 2018.  New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers.  Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments might indirectly reduce the demand for coal.

•

The EPA's regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas and international parks.  Under the program, states are required to develop SIPs to improve visibility.  Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants.  In prior cases, the EPA has decided to negate the SIPs and impose stringent requirements through FIPs.  The regional haze program, including particularly the EPA's FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions.  These requirements could limit the demand for coal in some locations.  In June 2018, the EPA proposed to retain the existing sulfur oxide standards. The comment period for the proposal closed in August 2018.

•

The EPA's new source review ("NSR") program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment.  The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have settled, but others remain pending.  In addition, there are proposals to modify the NSR program as a part of the Affordable Clean Energy ("ACE") rule which is subject to current pending litigation as discussed below. Depending on the ultimate resolution of these cases, demand for coal could be affected.

Carbon Dioxide Emissions

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide, which is considered a GHG.  Combustion of fuel for mining equipment used in coal production also emits GHGs.  Future regulation of GHG emissions in the United States could occur pursuant to future United States treaty commitments, new domestic legislation or regulation by the EPA.  Former President Obama expressed support for a mandatory cap and trade program to restrict or regulate emissions of GHGs and Congress has considered various proposals to reduce GHG emissions, and it is possible federal legislation could be adopted in the future.  Internationally, the Kyoto Protocol set binding emission targets for developed countries that ratified it (the United States did not ratify, and Canada officially withdrew from its Kyoto commitment in 2012) to reduce their global GHG emissions.  The Kyoto Protocol was nominally extended past its expiration date of December 2012, with a requirement for a new legal construct to be put into place by 2015.  The United Nations Framework Convention on Climate Change met in Paris, France in December 2015 and agreed to an international climate agreement (the "Paris Agreement").  Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions.  These commitments could further reduce demand and prices for our coal.  In June of 2017, President Trump announced that the United States would withdraw from the Paris Agreement, which has a four year exit process.  Future participation in the Paris Agreement by the United States remains uncertain. However, many states, regions and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities.  Others have announced their intent to increase the use of renewable energy sources, displacing coal and other fossil fuels.  Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions under the CAA based on the United States Supreme Court's 2007 decision in Massachusetts v. Environmental Protection Agency that the EPA has authority to regulate GHG emissions.  In 2009, the EPA issued a final rule, known as the "Endangerment Finding", which found that GHG emissions, including carbon dioxide and methane, endanger public health and welfare and that six GHGs, including carbon dioxide and methane, emitted by motor vehicles endanger both the public health and welfare.

In May 2010, the EPA issued its final "tailoring rule" for GHG emissions, a policy aimed at shielding small emission sources from CAA permitting requirements.  The EPA's rule phases in various GHG-related permitting requirements beginning in January 2011.  Beginning July 1, 2011, the EPA requires facilities that must already obtain NSR permits (new or modified stationary sources) for other pollutants to include GHGs in their permits for new construction projects that emit at least 100,000 tons per year of GHGs and existing facilities that increase their emissions by at least 75,000 tons per year.  These permits require that the permittee adopt the Best Available Control Technology ("BACT").  In June 2014,

the United States Supreme Court invalidated the EPA's position that power plants and other sources can be subject to permitting requirements based on their GHG emissions alone.  For CO2 BACT to apply, CAA permitting must be triggered by another regulated pollutant (e.g., SO2).

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

In March 2012, the EPA proposed New Source Performance Standards ("NSPS") for carbon dioxide emissions from new fossil fuel-fired power plants.  The proposal requires new coal units to meet a carbon dioxide emissions standard of 1,000 lbs. CO2/MWh, which is equivalent to the carbon dioxide emitted by a natural gas combined cycle unit.  In January 2014, the EPA formally published its re-proposed NSPS for carbon dioxide emissions from new power plants.  The re-proposed rule requires an emissions standard of 1,100 lbs. CO2/MWh for new coal-fired power plants.  To meet such a standard, new coal plants would be required to install carbon capture and storage ("CCS") technology. In August 2015, the EPA released final rules requiring newly constructed coal-fired steam electric generating units ("EGUs") to emit no more than 1,400 lbs CO2/MWh (gross) and be constructed with CCS to capture 16% of CO2 produced by an electric generating unit burning bituminous coal.  At the same time, the EPA finalized GHG emissions regulations for modified and existing power plants.  The rule for modified sources required reducing GHG emissions from any modified or reconstructed source and could limit the ability of generators to upgrade coal-fired power plants thereby reducing the demand for coal.  In April 2017, the EPA published notice in the federal register that the agency has initiated a review of the NSPS for new and modified fossil fuel fired power plants and that, following the review, the EPA will initiate reconsideration proceedings to suspend, revise or rescind this NSPS.  Challenges to the NSPS have been filed in United States Court of Appeal for the D.C. Circuit and oral arguments were set for April 2017; however, in April 2017, the U.S Court of Appeal for the D.C. Circuit ordered the NSPS case held in abeyance for an EPA review of the rule.  In December 2018, the EPA re-proposed the NSPS with a standard reflecting the performance of currently demonstrated supercritical technologies with an emission limit of 1,900 lbs. CO2/MWh for large units (heat input greater than 2,000 MMBtu/hour) and subcritical technologies with an emission limit of 2,000 lbs. CO2/MWh for small units.  It is likely than any repeal or revisions to the NSPS will be subject to legal challenges as well.  Future implementation of the NSPS is uncertain at this time.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  Judicial challenges led the United States Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The Supreme Court's stay applies only to the EPA's regulations for CO2 emissions from existing power plants and will not affect the EPA's standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, in October 2017 the EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time.   In connection with this proposed repeal, the EPA issued an Advance Notice of Proposed Rulemaking ("ANPRM") in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units.  The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose.  In August 2018, the EPA proposed the ACE rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction". The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and, the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements.    The EPA's attempts to replace the CPP with the ACE rule are currently subject to litigation, and we cannot predict the final outcome.

Notwithstanding the ACE rule, these requirements have led to premature retirements and could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal.  Congress has rejected legislation to restrict carbon dioxide emissions from existing power plants and it is unclear whether the EPA has the legal authority to regulate carbon dioxide emissions from existing and modified power plants as proposed in the NSPS and CPP.  Substantial limitations on GHG emissions could adversely affect demand for the coal we produce.

There have been numerous protests of and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to GHG emissions.  For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide.  In addition, several permits issued to new coal-fueled power plants without limits on GHG emissions have been appealed to the EPA's Environmental Appeals Board.  In addition, over thirty states have currently adopted "renewable energy standards" or "renewable portfolio standards," which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date.  Several states have announced their intent to have renewable energy comprise 100% of their electric generation portfolio.  Other states may adopt similar requirements, and federal legislation is a possibility in this area.  To the extent these requirements affect our current and prospective customers, they may reduce the demand for coal-fired power, and may affect long-term demand for our coal.  Finally, a federal appeals court allowed a lawsuit pursuing federal common law claims to proceed against certain utilities on the basis that they may have created a public nuisance due to their emissions of carbon dioxide, while a second federal appeals court dismissed a similar case on procedural grounds.  The United States Supreme Court overturned that decision in June 2011, holding that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions.  The United States Supreme Court did not, however, decide whether similar claims can be brought under state common law.  As a result, despite this favorable ruling, tort-type liabilities remain a concern.

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act ("NEPA").  These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects.  In December 2014 the Council on Environmental Quality ("CEQ") released updated draft guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their NEPA evaluations.  The guidance encourages agencies to provide more detailed discussion of the direct, indirect, and cumulative impacts of a proposed action's reasonably foreseeable emissions and effects.  This guidance could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our future operations, including due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.  In April 2017, CEQ withdrew its final 2016 guidance on how federal agencies should incorporate climate change and GHG considerations into NEPA reviews of federal actions; however, the potential remains for CEQ to issue similar guidance in the future.

Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities.  For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement ("RGGI"), calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states.  The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program.  Auctions for carbon dioxide allowances under the program began in September 2008.  Since its inception, several additional northeastern states and Canadian provinces have joined RGGI as participants or observers.  In addition, New Jersey is expected to rejoin RGGI and the recently elected governors of Pennsylvania and Virginia have expressed interest in joining RGGI.

Following the RGGI model, five Western states launched the Western Regional Climate Action Initiative to identify, evaluate, and implement collective and cooperative methods of reducing GHG in the region to 15% below 2005 levels by 2020.  These states were joined by two additional states and four Canadian provinces and became collectively known as the Western Climate Initiative Partners. However, in November 2011, six states withdrew, leaving California and the four Canadian provinces as members. At a January 2012 stakeholder meeting, this group confirmed a commitment and timetable to create the largest carbon market in North America and provide a model to guide future efforts to establish national approaches in both Canada and the United States to reduce GHG emissions.  It is likely that these regional efforts will continue.

It is possible that future international, federal and state initiatives to control GHG emissions could result in increased costs associated with coal production and consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs.  Such increased costs for coal consumption could result in some customers switching to alternative sources of fuel, or otherwise adversely affect our operations and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.  Also, recently activist shareholders have made attempts to pressure large financial institutions to restrict access to capital for the fossil fuel industry.

Water Discharge

The Federal Clean Water Act ("CWA") and similar state and local laws and regulations affect coal mining operations by imposing restrictions on effluent discharge into waters and the discharge of dredged or fill material into the waters of the United States Regular monitoring, as well as compliance with reporting requirements and performance standards, is a precondition for the issuance and renewal of permits governing the discharge of pollutants into water.  Section 404 of the CWA imposes permitting and mitigation requirements associated with the dredging and filling of wetlands and streams.  The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact wetlands and streams.  Although permitting requirements have been tightened in recent years, we believe we have obtained all necessary permits required under CWA Section 404 as it has traditionally been interpreted by the responsible agencies.  However, mitigation requirements under existing and possible future "fill" permits may vary considerably.  For that reason, the setting of post-mine asset retirement obligation accruals for such mitigation projects is difficult to ascertain with certainty and may increase in the future.  For more information about asset retirement obligations, please read "Item 8. Financial Statements and Supplementary Data—Note 16 - Asset Retirement Obligations."    Although more stringent permitting requirements may be imposed in the future, we are not able to accurately predict the impact, if any, of such permitting requirements.

The United States Army Corps of Engineers ("Corps of Engineers")  maintains two permitting programs under CWA Section 404 for the discharge of dredged or fill material: one for "individual" permits and a more streamlined program for "general" permits.  In June 2010, the Corps of Engineers suspended the use of "general" permits under Nationwide Permit 21 ("NWP 21") in the Appalachian states.  In February 2012, the Corps of Engineers reissued the final 2012 NWP 21.  The Center for Biological Diversity later filed a notice of intent to sue the Corps of Engineers based on allegations the 2012 NWP 21 program violated the Endangered Species Act ("ESA").  The Corps of Engineers and National Marine Fisheries Service ("NMFS") have completed their programmatic ESA Section 7 consultation process on the Corps of Engineers' 2012 NWP 21 package, and NMFS has issued a revised biological opinion finding that the NWP 21 program does not jeopardize the continued existence of threatened and endangered species and will not result in the destruction or adverse modification of designated critical habitat. However, the opinion contains 12 additional protective measures the Corps of Engineers will implement in certain districts to "enhance the protection of listed species and critical habitat." While these measures will not affect previously verified permit activities where construction has not yet been completed, several Corps of Engineers districts with mining operations will be impacted by the additional protective measures going forward. These measures include additional reporting and notification requirements, potential imposition of new regional conditions and additional actions concerning cumulative effects analyses and mitigation.  Our coal mining operations typically require Section 404 permits to authorize activities such as the creation of slurry ponds and stream impoundments.  The CWA authorizes the EPA to review Section 404 permits issued by the Corps of Engineers, and in 2009, the EPA began reviewing Section 404 permits issued by the Corps of Engineers for coal mining in Appalachia.  Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

The EPA also has statutory "veto" power over a Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an "unacceptable adverse effect."  In January 2011, the EPA exercised its veto power to withdraw or restrict the use of a previously issued permit for Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia.  This action was the first time that such power was exercised with regard to a previously permitted coal mining project.  A challenge to the EPA's exercise of this authority was made in the United States District Court for the District of Columbia and in March 2012, that court ruled that the EPA lacked the statutory authority to invalidate an already issued Section 404 permit retroactively.  In April 2013, the D.C. Circuit Court of Appeals reversed this decision and authorized the EPA to retroactively veto portions of a Section 404 permit.  The United States Supreme Court denied a request to review this decision.  Any future use of the EPA's Section 404 "veto" power could create uncertainly with regard to our continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal revenues.  In addition, the EPA initiated a preemptive veto prior to the filing of any actual permit application for a copper and gold mine based on fictitious mine scenario. The implications of this decision could allow the EPA to bypass the state permitting process and engage in watershed and land use planning.  In June 2018, the EPA Administrator issued a memorandum directing the EPA's Office of Water to promulgate draft regulations eliminating the use of the EPA's Section 404 authority before a Section 404 permit application has been filed, or after a permit has been issued.    To date, the EPA has not issued a proposed rule.

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

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. A 2015 rulemaking by the EPA to revise the standard was stayed nationwide by the United States Court of Appeals for the Sixth Circuit and stayed for certain primarily western states by a United States District Court in North Dakota. In January 2018, the Supreme Court determined that the circuit courts do not have jurisdiction to hear challenges to the 2015 rule, removing the basis for the Sixth Circuit to continue its nationwide stay. Additionally, the EPA has promulgated a final rule that extends the applicability date of the 2015 rule for another two years in order to allow the EPA to undertake a rulemaking on the question of what constitutes a water of the United States. In the meantime, judicial challenges to the 2015 rulemaking are likely to continue to work their way through the courts along with challenges to the recent rulemaking that extends the applicability date of the 2015 rule. For now, the EPA and the Corps of Engineers will continue to apply the existing standard for what constitutes a water of the United States as determined by the Supreme Court in the Rapanos case and post-Rapanos guidance. Should the 2015 rule take effect, or should a different rule expanding the definition of what constitutes a water of the United States be promulgated as a result of the EPA and the Corps of Engineers' rulemaking process, we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.  In December 2018, the EPA issued a proposed rule to revise the definition "to increase CWA program predictability and consistency by increasing clarity as to the scope of 'waters of the United States' federally regulated under the Act."  Litigation surrounding these developments is ongoing and we cannot predict the outcome at this time.

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

The EPA finalized the CCB rule on December 19, 2014, setting nationwide solid nonhazardous waste standards for CCB disposal.  On April 17, 2015, the EPA finalized regulations under the solid waste provisions of Subtitle D of RCRA and not the hazardous waste provisions of Subtitle C which became effective on October 19, 2015.  The EPA affirms in the preamble to the final rule that "this rule does not apply to CCR placed in active or abandoned underground or surface mines."  Instead, "the United States Department of Interior ("DOI") and EPA will address the management of CCR in mine fills in a separate regulatory action(s)."   While classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal.

On November 3, 2015, the EPA published the final rule Effluent Limitations Guidelines and Standards ("ELG"), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCR and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal burning power plants that cannot comply with the new standards.  These regulations add costs to the operation of coal burning power plants on top of other regulations like the 2014 regulations issued under Section 316(b) of the CWA that affects the cooling water intake structures at power plants in order to reduce fish impingement and entrainment.  Individually and collectively, these regulations could, in turn, impact the market for our products.  In April 2017, the EPA granted petitions for reconsideration and an administrative stay of all future compliance deadlines for the ELG rule.  In August 2017, the EPA granted petitions for reconsideration of the CCR rule.  In July 2018, the EPA published a final rule to revise requirements and extend the deadlines from the 2015 rule. In August 2018, the DC Circuit issued a decision that imposed additional restrictions and addressed all remaining issues in the litigation on the 2015 CCR rule.  This court decision could make it more difficult for the EPA to reform the 2015 rule.

Endangered Species Act

The federal ESA and counterpart state legislation protect species threatened with possible extinction. The United States Fish and Wildlife Service (the "USFWS") works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts.  If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered, we could be subject to additional regulatory and permitting requirements.

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

Regulation of the Oil & Gas Industry

Oil, natural gas and NGL exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. While we are not the operator for oil & gas activities associated with our mineral interests, these laws and regulations have the potential to impact production on our properties, including requirements to:

•	obtain permits to conduct regulated activities;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;
•	restrict the types, quantities and concentration of materials that can be released into the environment in the performance of drilling and production activities;
•	initiate investigatory and remedial measures to mitigate pollution from former or current operations, such as restoration of drilling pits and plugging of abandoned wells; and

•	apply specific health and safety criteria addressing worker protection.

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal sanctions, including monetary penalties, the imposition of strict, joint and several liability, investigatory and remedial obligations and the issuance of injunctions limiting or prohibiting some or all of the operations on our properties. Moreover, these laws, rules and regulations may restrict the rate of oil, natural gas and NGL production below the rate that would otherwise be possible. The regulatory burden on the oil & gas industry increases the cost of doing business in the industry and consequently affects profitability. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly construction, drilling, water management, completion, emission or discharge limits or waste handling, disposal or remediation obligations could increase the cost to our operators of developing our properties. Moreover, accidental releases or spills may occur in the course of operations on our properties, causing our operators to incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Increased costs or operating restrictions on our properties as a result of compliance with or liability under environmental laws could result in reduced exploratory and production activities on our properties and thus adversely affect the income those properties generate.

Employees

To conduct our operations, as of December 31, 2018, we employed 3,599 full-time employees, including 3,212 employees involved in active mining operations, 212 employees in other operations, and 175 corporate employees.  Our work force is entirely union-free.

Administrative Services

On April 1, 2010, effective January 1, 2010, ARLP entered into an administrative services agreement ("Administrative Services Agreement") with our general partner, the Intermediate Partnership, AGP, AHGP and Alliance Resource Holdings II, Inc. ("ARH II").  Under the Administrative Services Agreement, certain employees, including some executive officers, provided administrative services for AHGP, AGP and ARH II and their respective affiliates.  Prior to the Simplification Transactions, we were reimbursed for services rendered by our employees on behalf of these entities as provided under the Administrative Services Agreement.  We billed and recognized administrative service revenue under this agreement for the year ended December 31, 2018 of $0.2 million from AHGP.  In conjunction with the Simplification Transactions, we discontinued the Administrative Service Agreement.

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

The amount of cash we can distribute to holders of our common units or other partnership securities each quarter principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of coal we are able to produce from our properties;
•	the price at which we are able to sell coal, which is affected by the supply of and demand for domestic and foreign coal;
•	the level of our operating costs;
•	weather conditions and patterns;
•	the proximity to and capacity of transportation facilities;
•	domestic and foreign governmental regulations and taxes;
•	regulatory, administrative and judicial decisions;
•	competition within our industry;
•	the price and availability of alternative fuels;
•	the effect of worldwide energy consumption; and
•	prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend on other factors, including:

•	the level of our capital expenditures;
•	the cost of acquisitions and investments, including unit repurchases;
•	our debt service requirements and restrictions on distributions contained in our current or future debt agreements;
•	fluctuations in our working capital needs;
•	the amount of revenues we generate from our oil & gas interests;
•	unavailability of financing resulting in unanticipated liquidity constraints;
•	our ability to borrow under our credit agreement to make distributions to our unitholders; and
•	the amount, if any, of cash reserves established by our general partner, in its discretion, for the proper conduct of our business.

Because of these and other factors, we may not have sufficient available cash to pay a specific level of cash distributions to our unitholders.  Furthermore, the amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from financial reserves and working capital borrowing, and is not solely a function of profitability, which will be affected by non-cash items.  As a result, we may make cash distributions during periods when we record net losses and may be unable to make cash distributions during periods when we record net income.  Please read "—Risks Related to our Business" for a discussion of further risks affecting our ability to generate available cash and "Item 8. Financial Statements and Supplementary Data—Note 9 – Variable Interest Entities" for further discussion of restrictions on the cash available for distribution.

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

The credit and risk profile of our general partner or its owners may be factors in credit evaluations of us as a master limited partnership.  This is because our general partner can exercise significant influence or control over our business activities, including our cash distribution policy, acquisition strategy and business risk profile

Our unitholders do not elect our general partner or vote on our general partner's officers or directors.

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

Our unitholders' voting rights are also restricted by a provision in our partnership agreement that provides that any units held by a person that owns 20.0% or more of any class of units then outstanding, other than our general partner and its affiliates, cannot be voted on any matter.

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

Prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all expenses they have incurred on our behalf.  The reimbursement of these expenses and the payment of these fees could adversely affect our ability to make distributions to the unitholders.  Our general partner has sole discretion to determine the amount of these expenses and fees.  For additional information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Related-Party Transactions—Administrative Services," and "Item 8. Financial Statements and Supplementary Data—Note 18— Related-Party Transactions."

We depend on the leadership and involvement of Joseph W. Craft III and other key personnel for the success of our business.

We depend on the leadership and involvement of Mr. Craft, the Chairman, President and CEO of our general partner.  Mr. Craft has been integral to our success, due in part to his ability to identify and develop internal growth projects and accretive acquisitions, make strategic decisions and attract and retain key personnel.  The loss of his leadership and involvement or the services of any members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

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

Weakness in global economic conditions or economic conditions in any of the industries we serve or in the financial markets could materially adversely affect our business and financial condition.  For example:

•	the demand for electricity in the United States and globally may decline if economic conditions deteriorate, which may negatively impact the revenues, margins and profitability of our business;
•	any inability of our customers to raise capital could adversely affect their ability to honor their obligations to us; and
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

Our results of operations are primarily dependent upon the prices we receive for our coal, as well as our ability to improve productivity and control costs.  The prices we receive for our production depends upon factors beyond our control, including:

•	the supply of and demand for domestic and foreign coal;
•	weather conditions and patterns that affect demand for, or our ability to produce, coal;
•	the proximity to and capacity of transportation facilities;
•	competition from other coal suppliers;
•	domestic and foreign governmental regulations and taxes;
•	the price and availability of alternative fuels;

•	the effect of worldwide energy consumption, including the impact of technological advances on energy consumption;
•	overall domestic and global economic conditions;
•	international developments impacting supply of coal, including supply side reforms promulgated in China and continued expected growth in demand for seaborne coal in India; and
•

the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.

Any adverse change in these factors could result in weaker demand and lower prices for our products.  A substantial or extended decline in coal prices could materially and adversely affect us by decreasing our revenues to the extent we are not protected by the terms of existing coal supply agreements.

Competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices. In addition, foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

We compete with other coal producers in various regions of the United States for domestic coal sales.  In addition, we face competition from foreign and domestic producers that sell their coal in the international coal markets.  The most important factors on which we compete are delivered price (i.e., the cost of coal delivered to the customer, including transportation costs, which are generally paid by our customers either directly or indirectly), coal quality characteristics, contract flexibility (e.g., volume optionality and multiple supply sources) and reliability of supply.  Some competitors may have, among other things, larger financial and operating resources, lower per ton cost of production, or relationships with specific transportation providers.  The competition among coal producers may impact our ability to retain or attract customers and could adversely impact our revenues and cash available for distribution.

We sell coal to the export thermal and metallurgical coal market, both of which are significantly affected by international demand and competition. The coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. Current or further consolidation in the coal industry or current or future bankruptcy proceedings of coal competitors may adversely affect us. In addition, increases in coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market. If overcapacity results, the prices of and demand for our coal could significantly decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and could reduce our revenues and cash available for distribution.

In addition, we face competition from foreign producers that sell their coal in the export market. Potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may be adversely impacted on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. In addition, coal is sold internationally in United States dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors' currencies decline against the United States dollar or against foreign purchasers' local currencies, those competitors may be able to offer lower prices for coal to those purchasers. Furthermore, if the currencies of overseas purchasers were to significantly decline in value in comparison to the United States dollar, those purchasers may seek decreased prices for the coal we sell. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows. Recently, the Trump Administration imposed tariffs on steel and aluminum and a broad range of other products imported into the United States. In response to the tariffs imposed by the United States, the European Union, Canada, Mexico and China have announced tariffs on United States goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal and metallurgical coal, limits on trade with the United States or other potentially adverse economic outcomes. Additionally, we sell coal into the export thermal and metallurgical markets. Accordingly, our international sales may also be impacted by the tariffs and other restrictions on trade between the United States and other countries. While tariffs and other retaliatory trade measures imposed by other countries on United States goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows and could reduce our revenues and cash available for distribution.

Changes in consumption patterns by utilities regarding the use of coal have affected our ability to sell the coal we produce.

According to the most recent information from the Energy Information Administration, since 2000, coal's share of United States electricity production has fallen from 53% to 27%, while natural gas' share has increased from 16% to 35%.

The domestic electric utility industry accounts for over 92.7% of domestic coal consumption.  The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy.  Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators.  We expect that many of the new power plants needed in the United States to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain.

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

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of our coal.  These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures.  These laws and regulations may affect demand and prices for coal.  There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants.  Further, far-reaching federal regulations promulgated by the EPA in the last several years, such as CSAPR and MATS, have led to the premature retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the United States  Please read "Item 1. Business—Regulation and Laws—Air Emissions," "—Carbon Dioxide Emissions" and "—Hazardous Substances and Wastes."

Increased regulation of GHG emissions could result in increased operating costs and reduced demand for coal as a fuel source, which could reduce demand for our products, decrease our revenues and reduce our profitability.

Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere.  On December 15, 2009, the EPA published the Endangerment Finding asserting that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment, and the EPA has begun to regulate GHG emissions pursuant to the CAA.  The EPA previously finalized an NSPS to regulate GHG emissions from new power plants; however, the EPA published notice in the federal register in April 2017 that the agency has initiated a review of the NSPS for new and modified fossil fuel fired power plants and that, following the review, the EPA will initiate reconsideration proceedings to suspend, revise or rescind this NSPS.  The finalized standard requires CCS, a technology that is not yet commercially feasible without government subsidies and that has not been demonstrated in the marketplace.  This requirement, to the extent implemented as originally finalized, effectively prevents construction of new coal fired power plants. In December 2018, the EPA re-proposed the NSPS with a standard reflecting the performance of currently demonstrated supercritical technologies with an emission limit of 1,900 lbs. CO2/MWh for large units (heat input greater than 2,000 MMBtu/hour) and subcritical technologies with an emission limit of 2,000 lbs. CO2/MWh for small units. In August 2015, the EPA issued its final CPP rules that establish carbon pollution standards for existing power plants, called CO2 emission performance rates.  Judicial challenges led the United States Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the Circuit Court even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.  The Supreme Court's stay applies only to the EPA's regulations for CO2 emissions from existing power plants and will not affect the EPA's standards for new power plants.  It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, in October 2017 the EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time.   In connection with this proposed repeal, the EPA issued an ANPRM in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units.  In August 2018, the EPA proposed the ACE rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction".   The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and, the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements.  If the effort to replace the NSPS and CPP is unsuccessful and the rules were upheld at the conclusion of this appellate process and were implemented in their current form, demand for coal would likely be further decreased, potentially significantly, and our business would be adversely impacted.    Please read "Item 1. Business—Regulation and Laws—Air Emissions" and "—Carbon Dioxide Emissions."

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

Governments, both domestic and foreign, may pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may decrease demand for our coal products.  The CPP is one of a number of developments aimed at limiting GHG emissions which could limit the market for some of our products by encouraging electric generation from sources that do not generate the same amount of GHG emissions.  Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the United States, states, or other countries, could also result in electricity generators further switching from coal to other fuel sources or additional coal-fueled power plant closures.  For example, the agreement resulting from the 2015 U.N. Framework Convention on Climate Change contains voluntary commitments by numerous countries to reduce their GHG emissions, and could result in additional firm commitments by various nations with respect to future GHG emissions.  These commitments could further disfavor coal-fired generation, particularly in the medium- to long-term.

Internationally, a growing number of countries are passing new laws and regulations that could have an adverse impact on demand for coal. For example, China's latest five-year plan calls for reducing the share of coal in terms of the country's total energy consumption to 58 percent by 2020 from 64 percent in 2015. The plan also calls for China to increase the share of electricity it generates from nuclear and renewable energy sources to 20 percent. Separately, in Europe, multiple countries have announced their intent to phase out existing coal-fired power plants between 2025 and 2030. In addition, in December 2018, the European Union announced that it would be phasing out subsidies for coal plants unless facilities meet a performance standard of 550 grammes of CO2 per kilowatt hour. All of these developments have the potential to adversely impact demand for coal in international markets.

There have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves.  In California, for example, legislation requires California's state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining.  Other activist campaigns have urged banks to cease financing coal-driven businesses.  As a result, several major banks have enacted such policies.  The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.

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

Since 2010, utilities have formally announced the retirement or conversion of more than 630 coal-fired electric generating units through 2030.  These retirements and conversions amount to nearly 120,000 megawatts ("MW") or almost 40% of the 2010 total coal electric generating capacity.  At the end of 2018 retirement and conversions affecting more than 69,000 MW, or approximately 22% of the 2010 total coal electric generating capacity, are estimated to have occurred.  Most of these announced and completed retirements and conversions have been attributed to the EPA regulations, although other factors such as an aging coal fleet and low natural gas prices have also played a role.  The reduction in coal electric capacity negatively impacts overall coal demand.  Additional regulations and other factors could lead to additional retirements and conversions and, thereby, additional reductions in the demand for coal.

We or our customers could be subject to tort claims based on the alleged effects of climate change.

In 2004, eight states and New York City sued five electric utility companies in Connecticut v. American Electric Power Co.  Invoking the federal and state common law of public nuisance, plaintiffs sought an injunction requiring defendants to abate their contribution to the nuisance of climate change by capping carbon dioxide emissions and then reducing them.  In June 2011, the United States Supreme Court issued a unanimous decision holding that the plaintiffs' federal common law claims were displaced by federal legislation and regulations.  The United States Supreme Court did not address the plaintiffs' state law tort claims and remanded the issue of preemption for the district court to consider.  While the United States Supreme Court held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, tort-type liabilities remain a possibility and a source of concern.  Proliferation of successful climate change litigation could adversely impact demand for coal and ultimately have a material adverse effect on our business, financial condition and results of operations.

The stability and profitability of our operations could be adversely affected if our customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

In 2018, we sold approximately 69.1% of our sales tonnage under contracts having a term greater than one year, which we refer to as long-term contracts.  Long-term sales contracts have historically provided a relatively secure market for the amount of production committed under the terms of the contracts.  From time to time industry conditions may make it more difficult for us to enter into long-term contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time.  Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

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

During 2018, we derived approximately 10.9% of our total revenues from Louisville Gas and Electric Company.  If we were to lose this or any of our significant customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition and results of operations.

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

Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market at a reduced cost.  The maximum limit in the commercial property program is $100.0 million per occurrence excluding a $1.5 million deductible for property damage, a 60, 75, 90 or 120-day waiting period for underground business interruption depending on the mining complex and a $10.0 million overall aggregate deductible.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

Conversely, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country.  For instance, difficulty in coordinating the many eastern coal loading facilities, the large number of small shipments, the steeper average grades of the terrain and a more unionized workforce are all issues that combine to make coal shipments originating in the eastern United States inherently more expensive on a per-mile basis than coal shipments originating in the western United States.  Historically, high coal transportation rates from the western coal producing areas into certain eastern markets limited the use of western coal in those markets.  Lower rail rates from the western coal producing areas to markets served by eastern United States coal producers have created major competitive challenges for eastern coal producers.  In the event of further reductions in transportation costs from western coal producing areas, the increased competition with certain eastern coal markets could have a material adverse effect on our business, financial condition and results of operations.

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

We plan to fund capital expenditures for our current growth projects with existing cash balances, future cash flows from operations, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  At times, weakness in the energy sector in general and coal in particular has significantly impacted access to the debt and equity capital markets.  Accordingly, our funding plans may be negatively impacted by constraints in the capital markets as well as numerous other factors, including higher than anticipated capital expenditures or lower than expected cash flow from operations.  In addition, we may be unable to refinance our current debt obligations when they expire or obtain adequate funding prior to expiry because our lending counterparties may be unwilling or unable to meet their funding obligations.  Furthermore, additional growth projects and expansion opportunities may develop in the future that could also require significant amounts of financing that may not be available to us on acceptable terms or in the amounts we expect, or at all.

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

The geological characteristics of some of our coal reserves, such as depth of overburden and coal seam thickness, make them difficult and costly to mine.  As mines become depleted, replacement reserves may not be available when required or, if available, may not be mineable at costs comparable to those characteristic of the depleting mines.  In addition, permitting, licensing and other environmental and regulatory requirements associated with certain of our mining operations are more costly and time-consuming to satisfy.  Subsidence issues are particularly important to our operations engaged in longwall mining.   Failure to timely and economically secure subsidence rights or any associated mitigation agreements could materially affect our results by causing delays or changes in our mining plan.    These factors could materially adversely affect the mining operations and cost structures of, and our customers' ability to use coal produced by, our mines.

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

We have long-term indebtedness, consisting of our outstanding senior unsecured notes and revolving credit facility.  At December 31, 2018, our total long-term indebtedness outstanding was $677.0 million.  Our leverage may:

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

Various limitations in our debt agreements may reduce our ability to incur additional indebtedness, to engage in some transactions and to capitalize on business opportunities.  Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.    Please see "Item 8. Financial Statements and Supplementary Data – Note 6 – Long-Term Debt" for further discussion.

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

We have outstanding surety bonds with governmental agencies for reclamation, federal and state workers' compensation and other obligations.  At December 31, 2018, our total of such bonds was $269.6 million.  We may have difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits.  In addition, those governmental agencies may increase the amount of bonding required.  Our inability to acquire or failure to maintain these bonds, or a substantial increase in the bonding requirements, would have a material adverse effect on us.

We and our subsidiaries are subject to various legal proceedings, which may have a material effect on our business.

We are party to a number of legal proceedings incident to our normal business activities. There is the potential that an individual matter or the aggregation of multiple matters could have an adverse effect on our cash flows, results of operations or financial position. Please see "Item 8. Financial Statements and Supplementary Data—Note 19— Commitments and Contingencies" for further discussion.

Fluctuations in the oil & gas industry could affect our profitability and distributable cash flow.

We have investments in oil & gas mineral interests in the continental United States. Consequently, the value of the investments as well as any resulting cash flows, may fluctuate with changes in the market and prices for oil & gas. Since we began these investments in late 2014, the oil & gas industry has experienced significant fluctuations in commodity prices driven by a global supply/demand imbalance for oil and an oversupply of natural gas in the United States.  If commodity prices decline to lower levels, we could see a decrease in the value of these investments or in the cash flows they generate. For more information on our involvement in these matters, please read "Item 8. Financial Statements and Supplementary Data—Note 10— Investments."

We depend on unaffiliated operators for all of the exploration, development and production on the oil & gas properties in which we own mineral interests.

Because we depend on our third-party operators for all of the exploration, development and production on our oil & gas properties, we have no control over the operations related to our oil & gas properties. The operators of our properties are often not obligated to undertake any development activities. In the absence of a specific contractual obligation, any development and production activities will be subject to their sole discretion (subject, however, to certain implied obligations to develop imposed by state law). The success and timing of drilling and development activities on our oil & gas properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

•	the capital costs required for drilling activities by the operators of our oil & gas properties, which could be significantly more than anticipated;
•	the ability of the operators of our properties to access capital;
•	prevailing commodity prices;
•	the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel;

•	the operators' expertise, operating efficiency and financial resources;
•	approval of other participants in drilling wells;
•	the operators' expected return on investment in wells drilled on our acreage as compared to opportunities in other areas;
•	the selection of technology;
•	the selection of counterparties for the marketing and sale of production; and
•	the rate of production of the reserves.

The operators may elect not to undertake development activities, or may undertake these activities in an unanticipated fashion, which may result in significant fluctuations in our oil & gas revenues and cash available for distribution.

Oil, natural gas and NGL operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for our operators, and failure to comply could result in our operators incurring significant liabilities, either of which may impact our operators' willingness to develop our interests.

Our operators' operations on the properties in which we hold interests are subject to various federal, state and local governmental regulations that may change from time to time in response to economic and political conditions. Matters subject to regulation include drilling operations, production and distribution activities, discharges or releases of pollutants or wastes, plugging and abandonment of wells, maintenance and decommissioning of other facilities, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil & gas wells below actual production capacity to conserve supplies of oil, natural gas and NGLs. In addition, the production, handling, storage and transportation of oil, natural gas and NGLs, as well as the remediation, emission and disposal of oil, natural gas and NGL wastes, by-products thereof and other substances and materials produced or used in connection with oil, natural gas and NGL operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of worker health and safety, natural resources and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions on our operators, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operators' operations on our properties. Moreover, these laws and regulations have generally imposed increasingly strict requirements related to water use and disposal, air pollution control and waste management. Laws and regulations governing exploration and production may also affect production levels. Our operators must comply with federal and state laws and regulations governing conservation matters, including:

•	provisions related to the unitization or pooling of the oil & gas properties;
•	the establishment of maximum rates of production from wells;
•	the spacing of wells;
•	the plugging and abandonment of wells; and
•	the removal of related production equipment.

Additionally, federal and state regulatory authorities may expand or alter applicable pipeline-safety laws and regulations, compliance with which may require increased capital costs for third-party oil, natural gas and NGL transporters. These transporters may attempt to pass on such costs to our operators, which in turn could affect profitability on the properties in which we own mineral and royalty interests.

Our operators must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent the operators of our properties are shippers on interstate pipelines, they must comply with the tariffs of those pipelines and with federal policies related to the use of interstate capacity. Our operators may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. These current laws and regulations and other potential regulations could increase the operating costs of our operators and delay production and may ultimately impact our operators' ability and willingness to develop our properties.

Terrorist attacks or cyber incidents could result in information theft, data corruption, operational disruption and/or financial loss.

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining  information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service ("IRS") were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for United States federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for United States federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations and current Treasury Regulations,  we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for United States federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for United States federal income tax purposes, we would pay United States federal income tax on our taxable income at the corporate tax rate, and would likely be liable for state income tax at varying rates.  Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders.  Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced.  Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of the units.

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

The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing federal income tax laws that affect us or all publicly traded partnerships.  For example, recently enacted legislation repealed Section 199, which, prior to its repeal, entitled our unitholders to a deduction equal to a specified percentage of our qualified production activities income that was allocated to such unitholder.  In addition, although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for United States

federal income tax purposes.    Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to United States federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a publicly traded partnership in the future.

Any modification to the United States federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for United States federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the amount of our unit distributions and the value of an investment in our units.  You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our units.

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

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income." For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. If our "business interest" is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as "IRAs") raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from United States federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.

Non-United States Unitholders will be subject to United States taxes and withholding with respect to their income and gain from owning our units.

Non-United States unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a United States trade or business ("effectively connected income"). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be "effectively connected" with a United States trade or business.  As a result, distributions to a Non-United States unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-United States unitholder who sells or otherwise disposes of a unit will also be subject to United States federal income tax on the gain realized from the sale or disposition of that unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-United States unitholder's sale or exchange of an interest in a partnership that is engaged in a United States trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-United States unitholders should consult a tax advisor before investing in our units.

We treat each purchaser of our units as having the same tax benefits without regard to the units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

Because we cannot match transferors and transferees of units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of units and could have a negative impact on the value of our units or result in audit adjustments to your tax returns.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular unit is transferred.  Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets, and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method.  If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the United States federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units.  In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies in determining unitholder's allocations of income, gain, loss and deduction.  The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

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

In past years, members of Congress have indicated a desire to eliminate certain key United States federal income tax provisions currently applicable to coal companies, including the percentage depletion allowance with respect to coal properties.  No legislation with that effect has been proposed and elimination of those provisions would not impact our financial statements or results of operations.  However, elimination of the provisions could result in unfavorable tax consequences for our unitholders and, as a result, could negatively impact our unit price.

You will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our units.

In addition to United States federal income taxes, you will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements.

We currently own assets and conduct business in a variety of states which currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, state and local tax returns and pay any taxes due in these jurisdictions.    You should consult with your tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

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

At December 31, 2018, we had approximately 1.70 billion tons of coal reserves.  All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below) and closely adhere to the standards described in United States Geological Survey ("USGS") Circular 831 and USGS Bulletin 1450-B.  For information on the locations of our mines, please read "Mining Operations" under "Item 1. Business."

The following table sets forth reserve information at December 31, 2018 about our coal operations:

	Mine	Heat
	Type	Content (BTUs	Pounds S02 per MMBTU				Classification		Reserve Assignment		Reserve Control
Operations	(1)	per pound)	<1.2	1.2-2.5	>2.5	Total	Proven	Probable	Assigned	Unassigned	Owned	Leased
			(tons in millions)
Illinois Basin Operations
Dotiki (KY)	U	12,100	—	4.0	73.8	77.8	52.3	25.5	37.4	40.4	27.2	50.6
Warrior (KY)	U	12,300	—	—	93.4	93.4	72.7	20.7	93.4	—	22.9	70.5
Hopkins (KY)	U	12,000	—	—	13.9	13.9	9.7	4.2	—	13.9	4.4	9.5
	S	11,500	—	—	7.8	7.8	7.8	—	7.8	—	7.8	—
River View (KY)	U	11,500	—	—	236.2	236.2	117.3	118.9	236.2	—	68.8	167.4
Henderson/Union (KY)	U	11,400	—	5.7	421.0	426.7	159.3	267.4	—	426.7	59.5	367.2
Onton (KY)	U	11,750	—	—	40.3	40.3	22.6	17.7	40.3	—	0.2	40.1
Hamilton County (IL)	U	11,650	—	—	545.8	545.8	237.8	308.0	134.6	411.2	52.9	492.9
Gibson (North) (IN)	U	11,500	—	8.2	15.8	24.0	18.7	5.3	24.0	—	0.7	23.3
Gibson (South) (IN)	U	11,500	1.6	15.9	42.9	60.4	51.4	9.0	60.4	—	18.4	42.0
Region Total			1.6	33.8	1,490.9	1,526.3	749.6	776.7	634.1	892.2	262.8	1,263.5

Appalachia Operations
MC Mining (KY)	U	12,600	13.7	2.4	1.7	17.8	12.6	5.2	15.6	2.2	—	17.8
Mettiki (MD)	U	13,200	—	1.6	3.7	5.3	5.2	0.1	5.3	—	—	5.3
Mettiki (WV)	U	13,200	—	7.6	8.3	15.9	10.9	5.0	9.9	6.0	1.7	14.2
Tunnel Ridge (WV)	U	12,600	—	—	77.7	77.7	33.2	44.5	77.7	—	—	77.7
Penn Ridge (PA)	U	12,500	—	—	56.7	56.7	5.8	50.9	56.7	—	56.7	—
Region Total			13.7	11.6	148.1	173.4	67.7	105.7	165.2	8.2	58.4	115.0

Total			15.3	45.4	1,639.0	1,699.7	817.3	882.4	799.3	900.4	321.2	1,378.5

% of Total			0.9%	2.7%	96.4%	100.0%	48.1%	51.9%	47.0%	53.0%	18.9%	81.1%

(1)	U = Underground and S = Surface

Our reserve estimates are prepared from geological data assembled and analyzed by our staff of geologists and engineers.  This data is obtained through our extensive, ongoing exploration drilling and in-mine channel sampling programs.  Our drill spacing criteria adheres to standards as defined by the USGS.  The maximum acceptable distance from seam data points varies with the geologic nature of the coal seam being studied, but generally the standard for (a) proven reserves is that points of observation are no greater than ½ mile apart and are projected to extend as a ¼ mile wide belt around each point of measurement and (b) probable reserves is that points of observation are between ½ and 1 ½ miles apart and are projected to extend as a ½ mile wide belt that lies ¼ mile from the points of measurement.

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

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product.  All of our reserves are steam coal, except for reserves at Mettiki that can be delivered to the steam or metallurgical markets.  The 13.7 million tons of reserves listed at MC Mining as <1.2 pounds of SO2 per million British thermal units ("MMBTU") are marketable as compliance coal under Phase II of CAA.

Assigned reserves are those reserves that have been designated for mining by a specific operation.  Unassigned reserves are those reserves that have not yet been designated for mining by a specific operation.  British thermal units ("BTU") values are reported on an as shipped, fully washed basis. Shipments that are either fully or partially raw will have a lower BTU value.

We own or control certain leases for coal deposits that do not currently meet the criteria to be reflected as reserves but may be reclassified as reserves in the future.  These tons are classified as non-reserve coal deposits and are not included in our reported reserves.  These non-reserve coal deposits include the following: Mettiki—2.9 million tons, Tunnel Ridge—16.7 million tons, Hamilton—33.7 million tons, Warrior—4.5 million tons, Dotiki—0.5 million tons, Onton mine—4.6 million tons, Sebree—7.0 million tons, Riverview—3.1 million tons, Gibson (South)—0.6 million tons, Elk Creek––4.9 million tons and Pattiki––48.4 million tons.  The Henderson/Union Reserves account for the majority of our non-reserve coal deposits with 191.3 million tons.  In addition, there are 17.1 million tons located near our Dotiki complex for total non-reserve coal deposits of 335.3 million tons.

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

Mining Operations

The following table sets forth production and other data about our mining operations:

		Tons Produced
Operations	Location	2018	2017	2016	Transportation	Equipment
		(in millions)
Illinois Basin Operations
Dotiki	Kentucky	2.5	2.6	3.7	CSX, PAL, truck, barge	CM
Warrior	Kentucky	3.5	3.6	3.8	CSX, PAL, truck, barge	CM
Hopkins	Kentucky	—	—	0.4	CSX, PAL, truck, barge	CM
River View	Kentucky	9.8	9.0	8.6	Truck, barge	CM
Hamilton	Illinois	6.3	6.1	3.0	CSX, EVW, barge	LW, CM
Pattiki	Illinois	—	—	1.9	CSX, EVW, barge	CM
Gibson (North)	Indiana	0.9	—	—	CSX, NS, truck, barge	CM
Gibson (South)	Indiana	6.9	6.0	4.0	CSX, NS, truck, barge	CM
Region Total		29.9	27.3	25.4

Appalachia Operations
MC Mining	Kentucky	1.3	1.4	1.2	CSX, truck, barge	CM
Mettiki	WV, MD	2.3	2.1	2.0	CSX, truck	LW, CM
Tunnel Ridge	West Virginia	6.8	6.8	6.6	CSX, NS, barge	LW, CM
Region Total		10.4	10.3	9.8

TOTAL		40.3	37.6	35.2

CSX	-	CSX Railroad
EVW	-	Evansville Western Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
LW	-	Longwall

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

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units representing limited partners' interests are listed on the NASDAQ Global Select Market under the symbol "ARLP." The common units began trading on August 20, 1999.  There were approximately 41,765 record holders of common units at December 31, 2018.

We distribute to our partners, on a quarterly basis, all of our available cash.  "Available cash," as defined in our partnership agreement, generally means, with respect to any quarter, all cash on hand at the end of each quarter, plus working capital borrowings after the end of the quarter, less cash reserves in the amount necessary or appropriate in the reasonable discretion of our general partner to (a) provide for the proper conduct of our business, (b) comply with applicable law or any debt instrument or other agreement of ours or any of our affiliates, and (c) provide funds for distributions to unitholders for any one or more of the next four quarters.  Prior to the Exchange Transaction, if quarterly distributions of available cash exceeded certain target distribution levels, MGP received distributions based on specified increasing percentages of the available cash that exceeded the target distribution levels.  The target distribution levels were based on the amounts of available cash from our operating surplus distributed for a quarter that exceeded the minimum quarterly distribution ("MQD") and common unit arrearages, if any.  The MQD was defined as $0.125 per unit for each full fiscal quarter ($0.50 per unit on an annual basis).

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

Unit Repurchase Program

On May 31, 2018, ARLP announced that the Board of Directors approved the establishment of a unit repurchase program authorizing ARLP to repurchase up to $100 million of its outstanding limited partner common units.  The unit repurchase program is intended to enhance ARLP's ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units, and repurchases may be commenced or suspended from time to time without prior notice.

The table below represents all unit repurchases for the three months ended December 31, 2018:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Units Under the Publicly Announced Program
				(in thousands)

October 1 through October 31, 2018	218,352	$19.49	218,352	$74,683
November 1 through November 30, 2018	1,276,920	$19.30	1,276,920	$50,042
December 1 through December 31, 2018	1,121,563	$18.40	1,121,563	$29,404

Total	2,616,835		2,616,835

Since inception of the unit repurchase program, we have repurchased and retired 3,684,040 units at an average unit price of $19.16 for an aggregate purchase price of $70.6 million as of December 31, 2018. The remaining authorized amount for unit repurchases under this program was $29.4 million.

ITEM 6.SELECTED FINANCIAL DATA

Our historical financial data below were derived from our audited consolidated financial statements as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

(in millions, except unit, per unit and per ton data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Income
Sales and operating revenues:
Coal sales	$1,844.8	$1,711.1	$1,861.8	$2,158.0	$2,208.6
Transportation revenues	112.4	41.7	30.1	33.6	26.0
Other sales and operating revenues	45.7	43.4	39.6	82.1	66.1
Total revenues	2,002.9	1,796.2	1,931.5	2,273.7	2,300.7
Expenses:
Operating expenses (excluding depreciation, depletion and amortization)	1,207.7	1,091.9	1,122.7	1,386.8	1,383.4
Transportation expenses	112.4	41.7	30.1	33.6	26.0
Outside coal purchases	1.5	—	1.5	0.3	—
General and administrative	68.3	61.8	72.6	67.5	72.5
Depreciation, depletion and amortization	280.2	269.0	336.5	324.0	274.6
Settlement gain	(80.0)	—	—	—	—
Asset impairment	40.5	—	—	100.1	—
Total operating expenses	1,630.6	1,464.4	1,563.4	1,912.3	1,756.5
Income from operations	372.3	331.8	368.1	361.4	544.2
Interest expense (net of interest capitalized)	(40.2)	(39.4)	(30.7)	(31.2)	(33.6)
Interest income	0.2	0.1	—	1.5	1.7
Equity method investment income (loss)	22.2	13.9	3.5	(49.0)	(16.7)
Equity securities income	15.7	6.4	—	—	—
Acquisition gain, net	—	—	—	22.5	—
Debt extinguishment loss	—	(8.1)	—	—	—
Other (expense) income	(2.6)	(0.3)	(1.4)	1.0	1.6
Income before income taxes	367.5	304.4	339.5	306.2	497.2
Income tax expense	0.0	0.2	—	—	—
Net income	367.5	304.2	339.5	306.2	497.2
Less: Net income attributable to noncontrolling interest	(0.9)	(0.6)	(0.1)	—	—
Net income attributable to Alliance Resource Partners, L.P. ("Net Income of ARLP")	$366.6	$303.6	$339.4	$306.2	$497.2
General Partners' interest in Net Income of ARLP (1)	$1.6	$21.9	$80.9	$146.3	$138.3
Limited Partners' interest in Net Income of ARLP	$365.0	$281.7	$258.5	$159.9	$358.9
Basic and diluted net income of ARLP per limited partner unit (2) (3)	$2.74	$2.80	$3.39	$2.11	$4.77
Pro forma basic and diluted net income of ARLP per limited partner unit (2) (4)	$2.73	$2.25	$2.51	$2.28	$3.71
Distributions paid per limited partner unit	$2.07	$1.88	$1.9875	$2.6625	$2.4725
Weighted-average number of units outstanding-basic and diluted	130,758,169	98,707,696	74,354,162	74,174,389	74,044,417

Balance Sheet Data:
Working capital (5)	$169.8	$(8.0)	$(50.2)	$(108.2)	$(80.0)
Total assets	2,394.7	2,219.4	2,193.0	2,361.3	2,285.1
Long-term obligations (6)	574.6	473.0	485.0	658.6	606.9
Total liabilities	1,207.0	1,067.9	1,099.6	1,372.0	1,270.0
Partners' capital	$1,187.7	$1,151.5	$1,093.4	$989.3	$1,015.1
Other Operating Data:
Tons sold	40.4	37.8	36.7	40.2	39.7
Tons produced	40.3	37.6	35.2	41.2	40.7
Coal sales per ton sold (7)	$45.64	$45.24	$50.76	$53.62	$55.59
Cost per ton sold (8)	$29.91	$28.87	$30.65	$34.46	$34.82
Other Financial Data:
Net cash provided by operating activities	$694.3	$556.1	$703.5	$716.3	$739.2
Net cash used in investing activities	(245.2)	(244.8)	(191.8)	(355.9)	(441.2)
Net cash used in financing activities	(211.7)	(344.4)	(505.4)	(351.6)	(367.0)
EBITDA (9)	686.9	612.1	706.6	659.9	803.7
Adjusted EBITDA (9)	647.4	620.3	706.6	737.5	803.7
Maintenance capital expenditures (10)	$222.4	$140.0	$93.3	$236.3	$236.3

(1)

Amounts for 2018 reflect the impact of the Simplification Transactions which ended net income allocations and quarterly cash distributions to MGP after May 31, 2018.  Amounts for 2017 reflect the impact of the Exchange

Transaction ending distributions that would have been paid for the IDRs and a 0.99% general partner interest in ARLP, both of which were held by MGP prior to the Exchange Transaction.  For the time period between the Exchange Transaction and the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus received quarterly distributions and income and loss allocations during this time period. See "Item 8. Financial Statements and Supplementary Data—Note 12. Net Income of ARLP Per Limited Partner Unit" for more information.

(2)

Diluted earnings per unit ("EPU") gives effect to all dilutive potential common units outstanding during the period using the treasury stock method.  Diluted EPU excludes all dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, long-term incentive plan ("LTIP"), Supplemental Executive Retirement Plan ("SERP") and Directors' compensation units of 1,658,908 1,466,404, 922,386, 734,171 and 798,701, respectively, were considered anti-dilutive.

(3)

As a result of the Exchange Transaction, net income beginning with the second quarter of 2017 was not allocated to IDRs and the related general partner interests exchanged; however, additional net income in a corresponding amount was allocated to limited partner interests.  Please read "Item 8. Financial Statements and Supplementary Data—Note 12. Net Income of ARLP Per Limited Partner Unit" for more information on the impact of the Exchange Transaction on basic and diluted net income of ARLP per limited partner unit.

(4)

On a pro forma basis, as if the Exchange Transaction and the Simplification Transactions had taken place on January 1, 2014, the reconciliation of net income of ARLP to basic and diluted earnings per unit and the weighted-average units used in computing EPU are as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per unit data)
Net income of ARLP	$366,604	$303,638	$339,398	$306,198	$497,229
Pro forma adjustments (a)	(1,265)	(1,943)	(2,985)	(2,013)	(4,544)
Pro forma net income of ARLP	365,339	301,695	336,413	304,185	492,685
Less:
Distributions to participating securities	(5,114)	(4,339)	(3,391)	(3,493)	(2,956)
Undistributed earnings attributable to participating securities	(1,627)	(680)	(1,548)	—	(1,426)

Net income of ARLP available to limited partners (b)	$358,598	$296,676	$331,474	$300,692	$488,303

Weighted-average limited partner units outstanding – basic and diluted (b)	131,310	132,024	131,805	131,625	131,495

Pro forma basic and diluted net income of ARLP per limited partner unit	$2.73	$2.25	$2.51	$2.28	$3.71

(a)

Pro forma adjustments to the net income of ARLP primarily represent the elimination of administrative service revenues from AHGP and the inclusion of general and administrative expenses incurred at AHGP.

(b)

Net income of ARLP available to limited partners reflects net income allocations made for all periods presented based on the ownership structure subsequent to the Simplification Transactions.  Accordingly, no general partner income allocations are presented above.  Pro forma amounts above also reflect weighted average units outstanding as if the issuance of 56,128,141 ARLP common units in the Exchange Transaction and 1,322,388 ARLP common units in the Simplification Transactions applied to all periods presented.

(5)	Working capital is impacted by current maturities of long-term debt. For information regarding long-term debt, please read "Item 8. Financial Statements and Supplementary Data—Note 6. Long-Term Debt."

(6)	Long-term obligations include long-term portions of debt and capital lease obligations.

(7)	Coal sales per ton sold are based on total coal sales divided by tons sold.

(8)	Cost per ton sold is based on the total of operating expenses and outside coal purchases divided by tons sold.

(9)

EBITDA and Adjusted EBITDA are financial measures not calculated in accordance with generally accepted accounting principles ("GAAP").  EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes and depreciation, depletion and amortization. Adjusted EBITDA is EBITDA modified for certain items that may not reflect the trend of future results, such as asset impairments, gains and losses from acquisition-valuation related accounting and debt extinguishment losses.

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

The following table presents a reconciliation of (a) GAAP "Cash Flows Provided by Operating Activities" to non-GAAP Adjusted EBITDA and EBITDA and (b) non-GAAP Adjusted EBITDA and EBITDA to GAAP "Net income attributable to ARLP":

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cash flows provided by operating activities	$694,345	$556,116	$703,544	$716,342	$739,201
Non-cash compensation expense	(12,114)	(12,326)	(13,885)	(12,631)	(11,250)
Asset retirement obligations	(3,926)	(3,793)	(3,769)	(3,192)	(2,730)
Coal inventory adjustment to market	(1,455)	(449)	—	(1,952)	(377)
Equity investment income (loss)	22,189	13,860	3,543	(49,046)	(16,648)
Distributions received from investments	(21,971)	(13,939)	(2,719)	—	—
Income from equity securities paid-in-kind	15,696	6,398	—	—	—
Net gain on sale of property, plant and equipment	1,285	696	76	1	4,409
Valuation allowance of deferred tax assets	1,560	3,339	1,365	(1,557)	(1,636)
Other	(3,171)	(6,212)	(3,300)	(6,388)	5,151
Net effect of working capital changes	(4,260)	37,640	(8,808)	66,159	55,659
Interest expense, net	40,059	39,291	30,659	29,694	31,913
Income tax expense	22	210	13	21	—
Settlement gain	(80,000)	—	—	—	—
Net (income) loss attributable to noncontrolling interests	(866)	(563)	(140)	27	16
Adjusted EBITDA	647,393	620,268	706,579	737,478	803,708
Settlement gain	80,000	—	—	—	—
Asset impairment	(40,483)	—	—	(100,130)	—
Acquisition gain, net	—	—	—	22,548	—
Debt extinguishment loss	—	(8,148)	—	—	—
EBITDA	686,910	612,120	706,579	659,896	803,708
Depreciation, depletion and amortization	(280,225)	(268,981)	(336,509)	(323,983)	(274,566)
Interest expense, net	(40,059)	(39,291)	(30,659)	(29,694)	(31,913)
Income tax expense	(22)	(210)	(13)	(21)	—
Net income attributable to ARLP	$366,604	$303,638	$339,398	$306,198	$497,229

(10)

Our maintenance capital expenditures, as defined under the terms of our partnership agreement, are those capital expenditures required to maintain, over the long term, the operating capacity of our capital assets.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data where you can find more detailed information in "Note 1 - Organization and Presentation" and "Note 2 - Summary of Significant Accounting Policies" regarding the basis of presentation supporting the following financial information.

Executive Overview

We are a diversified natural resource company that generates income from coal production and oil & gas mineral interests located in strategic producing regions across the United States.   We are currently the second-largest coal producer in the eastern United States with eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia, as well as a coal-loading terminal in Indiana.  In addition, we generate royalty income from mineral interests we own in premier oil & gas producing regions in the United States, primarily in the Anadarko, Permian, Williston and Appalachian basins.

Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern United States. Our River View and Tunnel Ridge mines and Mt. Vernon transloading facility are located on the Ohio River and our idled Onton mine is located on the Green River in western Kentucky.  As of December 31, 2018, we had approximately 1.70 billion tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  We believe we control adequate reserves to implement our currently contemplated mining plans.  Please see "Item 1. Business—Mining Operations" for further discussion of our mines.

In 2018, we sold a record 40.4 million tons of coal and produced 40.3 million tons.  The coal we sold in 2018 was approximately 28.1% low-sulfur coal, 40.1% medium-sulfur coal and 31.8% high-sulfur coal.  Based on market expectations, we classify low-sulfur coal as coal with a sulfur content of less than 1.5%, medium-sulfur coal as coal with a sulfur content of 1.5% to 3%, and high-sulfur coal as coal with a sulfur content of greater than 3%.  The BTU content of our coal ranges from 11,400 to 13,200.

During 2018, approximately 68.2% of our tons sold were purchased by United States electric utilities and 27.8% were sold into the international markets through brokered transactions. The balance of tons sold were to third-party resellers and industrial consumers.  Although many utility customers continue to favor a shorter-term contracting strategy, in 2018, approximately 69.1% of our sales tonnage was sold under long-term contracts.  Our long-term contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices.  In 2018, approximately 78.8% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices.

During 2018, our Alliance Minerals subsidiary indirectly held equity investments in AllDale I & II through its investment in Cavalier Minerals. Alliance Minerals also held directly an equity investment in AllDale III.  The AllDale Partnerships hold royalty interests in premier basins concentrated in the SCOOP/STACK, Delaware Basin, Midland Basin and Bakken.

On January 3, 2019, we paid $176.0 million to acquire the general partner interests and all the limited partner interests not owned by Cavalier Minerals in AllDale I & II (the "Acquisition") giving us ownership of 100% of the general partner interest and approximately 97% of the limited partner interests in AllDale I & II. As of January 3, 2019, AllDale I & II controlled approximately 43,000 net royalty acres, including  3,823 gross producing wells, 529 wells being drilled and another 903 permitted well locations. The acquired interests will provide us with diversified exposure to industry-leading operators.  For more information on the Acquisition see "Item 8. Financial Statement and Supplemental Data – Note 23 – Subsequent Events".

As of December 31, 2018, we held a $122.1 million equity investment of Series A-1 Preferred Interests in Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  On February 8, 2019, Kodiak redeemed our investment for $135.0 million cash.  For more information on our investments in the AllDale Partnerships and Kodiak please see "Item 8. Financial Statements and Supplementary Data – Note 10 – Investments and Note 23 – Subsequent Events."

As discussed in more detail in "Item 1A. Risk Factors," our results of operations could be impacted by variability in coal sales prices in addition to prices for items that are used in coal production such as steel, electricity and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments.  Moreover, the mining regulatory environment in which we operate has grown increasingly stringent as a result of legislation and initiatives pursued during previous administrations.  Additionally, our results of operations could be impacted by our ability to obtain and renew permits necessary for our operations, secure or acquire coal reserves, or find replacement buyers for coal under contracts with comparable terms to existing contracts.  As outlined in "Item 1. Business—Regulation and Laws," a variety of measures taken by regulatory agencies in the United States and abroad in response to the perceived threat from climate change attributed to GHG emissions could substantially increase compliance costs for us and our customers and reduce demand for fossil fuels including coal which could materially and adversely impact our results of operations.  We are dependent on third-party operators ("Operators") for the exploration, development and production of our oil & gas mineral interests; therefore, the success and timing of drilling and development of our oil & gas mineral interests depend on a number of factors outside our control.  Some of those factors include the Operators' capital costs for drilling, development and production activities, the Operators' ability to access capital, the Operators' selection of counterparties for the marketing and sale of production and oil & gas prices in general, among others.  The operations on the properties in which we hold oil & gas mineral interests are also subject to various governmental laws and regulations. Compliance with these laws and regulations could be burdensome or expensive for these Operators and could result in the Operators incurring significant liabilities, either of which could delay production and may ultimately impact the Operators' ability and willingness to develop the properties in which we hold oil & gas mineral interests. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, see "Item 1A. Risk Factors."

Our principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes in addition to capital required to maintain our current levels of production.  We employ a totally union-free workforce.  Many of the benefits of our union-free workforce are related to higher productivity and are not necessarily reflected in our direct costs.  In addition, transportation costs may be substantial and are often the determining factor in a coal consumer's contracting decision.

Our primary business strategy is to create sustainable, capital-efficient growth in available cash to maximize the return of cash to our unitholders by:

•	expanding our operations by adding and developing mines and coal reserves in existing, adjacent or neighboring properties;
•	extending the lives of our current mining operations through acquisition and development of coal reserves using our existing infrastructure;
•	continuing to make productivity improvements to remain a low-cost producer in each region in which we operate;
•	strengthening our position with existing and future customers by offering a broad range of coal qualities, transportation alternatives and customized services;
•	developing strategic relationships to take advantage of opportunities within the coal industry and MLP sector; and
•	continuing to make accretive investments in oil & gas mineral interests in various geographic locations within producing basins in the continental United States.

As of December 31, 2018, we had two reportable segments: Illinois Basin and Appalachia, and an "all other" category referred to as Other and Corporate.  Our reportable segments correspond to major coal producing regions in the eastern United States.  Factors similarly affecting financial performance of our operating segments within each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.

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

The Illinois Basin reportable segment also includes White County Coal's Pattiki mining complex, Hopkins County Coal's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree's mining complex, which includes the Onton mine, Steamport and certain reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC, and UC Processing, LLC.  The Pattiki mine ceased production in December 2016.  The Elk Creek mine depleted its reserves in March 2016 and ceased production in April 2016.

•

Appalachia reportable segment is comprised of multiple operating segments, including the Mettiki mining complex, the Tunnel Ridge mining complex, the MC Mining mining complex and the Penn Ridge property.  The Mettiki mining complex includes Mettiki (WV)'s Mountain View mine and Mettiki (MD)'s preparation plant.

•

Other and Corporate includes marketing and administrative activities, Alliance Service, Inc. ("ASI") and its subsidiaries included in the Matrix Group, ASI's ownership of aircraft, our Mt. Vernon dock activities, Alliance Coal's coal brokerage activity, Mid-America Carbonates, LLC's ("MAC") manufacturing and sales (primarily to our mines) of rock dust, certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's ("Pontiki") legacy workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, Alliance Minerals investments in a) AllDale III, b) Kodiak and c) Cavalier Minerals, Cavalier Minerals' investments in AllDale I & II,  AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance"). The AllDale Partnerships receive revenues from oil & gas royalties and Kodiak receives revenues for gas compression services.  Please read "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-Term Debt," "—Note 9 – Variable Interest Entities" and "—Note 10 – Investments" for more information on AROP Funding, Alliance Finance, Alliance Minerals and Cavalier Minerals.

•

We anticipate reorganizing our reportable segments in the first quarter of 2019 because of our royalty business expansion in January 2019 through the Acquisition discussed above.  We anticipate adding a third reportable segment which will include our royalty businesses and specifically our mineral interest investments in the AllDale Partnerships.

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

Segment Adjusted EBITDA Expense per Ton.  We define Segment Adjusted EBITDA Expense per ton (a non-GAAP financial measure) as the sum of operating expenses, coal purchases and other expense divided by total tons sold.  We review Segment Adjusted EBITDA Expense per ton for cost trends.

EBITDA.  We define EBITDA (a non-GAAP financial measure) as net income attributable to ARLP before net interest expense, income taxes and depreciation, depletion and amortization.  EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others.    We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

Segment Adjusted EBITDA.  We define Segment Adjusted EBITDA (a non-GAAP financial measure) as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expense, settlement gain, debt extinguishment loss and asset impairment.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

Analysis of Historical Results of Operations

2018 Compared with 2017

We reported net income attributable to ARLP of $366.6 million for 2018 compared to $303.6 million for 2017.  The increase of $63.0 million was due to record coal sales volumes, which rose to 40.4 million tons sold in 2018 compared to 37.8 million tons sold in 2017, an $80.0 million net gain on settlement of litigation and higher investment income in 2018 and a debt extinguishment loss of $8.1 million in 2017, offset in part by increased operating expenses, transportation expenses and depreciation, depletion and amortization and the impact of a $40.5 million non-cash asset impairment charge in 2018. Increased coal sales volumes drove total revenues higher by 11.5% to $2.00 billion in 2018 compared to $1.80 billion in 2017 and drove operating expenses higher to $1.21 billion in 2018 compared to $1.09 billion in 2017.

EPU for 2018 reflects the impact of the Simplification Transactions eliminating general partner net income allocations to MGP beginning with the second quarter of 2018.  EPU for 2017 reflects the impact of the Exchange Transaction eliminating general partner net income allocations associated with the IDRs and a 0.99% general partner interest in ARLP, both of which were held by MGP prior to the Exchange Transaction.  MGP exchanged both its general partner interest and IDRs for a non-economic general partner interest and significant limited partner units beginning with distributions for the second quarter of 2017.  See "Item 1. Business—Partnership Simplification" for more information on the Exchange Transaction and Simplification Transactions.  For the time between the Exchange Transaction and the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus was allocated income and loss in our calculation of EPU. We reported EPU of $2.74 in 2018 compared to $2.80 in 2017.  On a pro forma basis, as if the Exchange Transaction and Simplification Transactions had taken place on January 1, 2017, basic and diluted net income of ARLP per limited partner unit ("Pro Forma EPU") in 2018 would have been $2.73 compared to $2.25 in 2017.  Please read "Item 8. Financial Statements and Supplementary Data—Note 12 – Net Income of ARLP Per Limited Partner Unit" for more information on the impact of the Exchange Transaction and Simplification Transactions on EPU, including a table providing a reconciliation of Pro Forma EPU amounts to net income of ARLP.

	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
	(in thousands)		(per ton sold)
Tons sold	40,421	37,824	N/A	N/A
Tons produced	40,266	37,609	N/A	N/A
Coal sales	$1,844,808	$1,711,114	$45.64	$45.24
Operating expenses and outside coal purchases	$1,209,179	$1,091,855	$29.91	$28.87

Coal sales.  Coal sales increased $133.7 million or 7.8% to $1.84 billion for 2018 from $1.71 billion for 2017.  The increase in coal sales was attributable to a volume variance of $117.5 million resulting from increased tons sold and a price variance of $16.2 million due to higher average coal sales prices.  For 2018, strong performances at River View and our Gibson County Complex mines, which include the resumption of operations at Gibson North in 2018, drove total coal sales volumes up 6.9% to a record 40.4 million tons and production volumes higher by 7.1% to 40.3 million tons compared to 2017.

Operating expenses and outside coal purchases.  Operating expenses and outside coal purchases increased 10.7% to $1.21 billion for 2018 from $1.09 billion for 2017 primarily as a result of increased coal sales volumes.  On a per ton basis, operating expenses and outside coal purchases increased 3.6% to $29.91 per ton sold from $28.87 per ton sold in 2017, due primarily to difficult mining conditions encountered at several mines and additional longwall move days at our Tunnel Ridge mine in 2018.  The most significant operating expense variances by category are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, increased 1.6% to $9.31 per ton in 2018 from $9.16 per ton in 2017.  This increase of $0.15 per ton was primarily attributable to increased labor expenses at various mines; and

•

Material and supplies expenses per ton produced increased 13.1% to $11.04 per ton in 2018 from $9.76 per ton in 2017.  The increase of $1.28 per ton produced resulted primarily from increases of $0.47 per ton for roof support, $0.29 per ton for contract labor used in the mining process and $0.11 per ton for power and fuel used in the mining process.

Operating expenses and outside coal purchases per ton increases discussed above were partially offset by the following decrease:

•

Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $0.12 per produced ton sold in 2018 compared to 2017 primarily as a result of a favorable state production mix, increased sales into the export market and lower average coal sales prices in the Illinois Basin region partially offset by higher average coal sales prices in Appalachia.

General and administrative.  General and administrative expenses for 2018 increased to $68.3 million compared to $61.8 million in 2017.  The increase of $6.5 million was primarily due to higher incentive compensation expenses and other professional services.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $280.2 million for 2018 compared to $269.0 million for 2017 primarily as a result of the previously discussed increase in coal sales volumes.

Settlement gain.  During 2018, we finalized an agreement with a customer and certain of its affiliates to settle litigation we initiated in 2015.  The agreement provided for a $93.0 million cash payment to us in 2018, future conditional coal supply commitments, continued export transloading capacity for our Appalachian mines and the acquisition of certain coal reserves near our Tunnel Ridge operation.  A settlement gain of $80.0 million was recorded in 2018 reflecting the cash payment received net of $13.0 million of combined legal fees paid and associated incentive compensation accruals.

Asset impairment.  We recognized $40.5 million of non-cash impairment charges in 2018,  comprised of a $34.3 million impairment related to the reduction of the economic mine life at our Dotiki mine and a $6.2 million impairment as a result of a decrease in the fair value of an option entitling us to lease certain coal reserves in Illinois.

Equity method investment income.  Equity method investment income increased to $22.2 million in 2018 from $13.9 million in 2017 due to increased income from our investments in the AllDale Partnerships.

Equity securities income.  Equity securities income increased $9.3 million to $15.7 million in 2018 compared to $6.4 million in 2017 due to increased distributions of preferred interests from our Kodiak investment.

Debt extinguishment loss.  We recognized a debt extinguishment loss of $8.1 million in 2017 to reflect a make-whole payment incurred to repay our Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $112.4 million and $41.7 million for 2018 and 2017, respectively.  The increase of $70.7 million was primarily attributable to increased tonnage for which we arrange third-party transportation at certain mines and an increase in average third-party transportation rates in 2018 both primarily due to increased export shipments.  The cost of third-party transportation services are passed through to our customers and we recognize transportation revenue equal to transportation expense when title of the coal passes to the customer.

Segment Information.  Our 2018 Segment Adjusted EBITDA increased 4.9% to $715.7 million from 2017 Segment Adjusted EBITDA of $682.0 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows:

	Year Ended December 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$408,047	$391,426	$16,621	4.2%
Appalachia	240,286	234,124	6,162	2.6%
Other and Corporate	75,913	65,247	10,666	16.3%
Elimination	(8,555)	(8,769)	214	2.4%
Total Segment Adjusted EBITDA (1)	$715,691	$682,028	$33,663	4.9%

Tons sold
Illinois Basin	30,055	27,026	3,029	11.2%
Appalachia	10,364	10,783	(419)	(3.9)%
Other and Corporate	994	1,636	(642)	(39.2)%
Elimination	(992)	(1,621)	629	38.8%
Total tons sold	40,421	37,824	2,597	6.9%

Coal sales
Illinois Basin	$1,197,143	$1,078,255	$118,888	11.0%
Appalachia	635,530	616,305	19,225	3.1%
Other and Corporate	43,393	74,973	(31,580)	(42.1)%
Elimination	(31,258)	(58,419)	27,161	46.5%
Total coal sales	$1,844,808	$1,711,114	$133,694	7.8%

Other sales and operating revenues
Illinois Basin	$975	$1,638	$(663)	(40.5)%
Appalachia	3,000	3,621	(621)	(17.1)%
Other and Corporate	58,065	54,070	3,995	7.4%
Elimination	(16,376)	(15,923)	(453)	(2.8)%
Total other sales and operating revenues	$45,664	$43,406	$2,258	5.2%

Segment Adjusted EBITDA Expense
Illinois Basin	$790,072	$688,468	$101,604	14.8%
Appalachia	398,243	385,802	12,441	3.2%
Other and Corporate	62,564	83,490	(20,926)	(25.1)%
Elimination	(39,079)	(65,573)	26,494	40.4%
Total Segment Adjusted EBITDA Expense (1)	$1,211,800	$1,092,187	$119,613	11.0%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income attributable to ARLP" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

Illinois Basin – Segment Adjusted EBITDA increased 4.2% to $408.0 million in 2018 from $391.4 million in 2017.  The increase of $16.6 million was primarily attributable to higher coal sales, which increased 11.0% to $1.20 billion in 2018 from $1.08 billion in 2017, partially offset by increased operating expenses.  The increase of $118.9 million in coal sales reflects higher coal sales volumes of 30.1 million tons sold in 2018 compared to 27.0 million tons sold in 2017, partially offset by lower average coal sales prices in 2018.  The increase in coal sales volumes resulted from strong performances at our River View and Gibson County Complex mines, which includes the resumption of operations at Gibson North in 2018, due in part to increased export volumes.  Segment Adjusted EBITDA Expense increased 14.8% to

$790.1 million in 2018 from $688.5 million in 2017 due to increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $0.82 per ton sold to $26.29 from $25.47 per ton sold in 2017, primarily due to the previously mentioned difficult mining conditions in addition to increased roof support and contract labor costs per ton at various mines and start-up costs associated with reopening the Gibson North mine in 2018.

Appalachia – Segment Adjusted EBITDA increased 2.6% to $240.3 million for 2018 from $234.1 million in 2017.  The increase of $6.2 million was primarily attributable to higher coal sales, which increased 3.1% to $635.5 million in 2018 from $616.3 million in 2017 partially offset by increased operating expenses.  The increase of $19.2 million in coal sales reflects higher average coal sales prices of $61.32 per ton in 2018 compared to $57.16 per ton in 2017 due to increased export sales of higher priced metallurgical coal at our Mettiki mine and improved prices at our MC Mining and Tunnel Ridge mines.  The price benefit was offset partially by lower coal sales volumes of 10.4 million tons sold in 2018 compared to 10.8 million tons in 2017 due to decreased volumes at our Tunnel Ridge and MC Mining mines.  Segment Adjusted EBITDA Expense increased 3.2% to $398.2 million in 2018 from $385.8 million in 2017 and Segment Adjusted EBITDA Expense per ton increased $2.65 per ton sold to $38.43 compared to $35.78 per ton sold in 2017.  The increase was primarily due to difficult mining conditions and additional longwall move days at our Tunnel Ridge mine and an  increased sales mix of higher-cost Mettiki coal production in 2018 as well as certain cost increases described above under "–Operating expenses and outside coal purchases."

Other and Corporate – Segment Adjusted EBITDA increased by $10.7 million to $75.9 million in 2018 compared to $65.2 million in 2017.  The increase was primarily attributable to higher equity income from our Kodiak investment and the AllDale Partnerships in 2018.

2017 Compared with 2016

We reported net income attributable to ARLP of $303.6 million for 2017 compared to $339.4 million for 2016.  The decrease of $35.8 million was due to lower coal sales price realizations offset in part by increased sales volumes, decreased operating expenses, reduced depreciation, depletion and amortization and increased income from our oil & gas investments.  Total revenues decreased to $1.80 billion in 2017 compared to $1.93 billion in 2016 as the anticipated reduction in coal sales prices more than offset increased sales volumes and other sales and operating revenues.  Even though sales and production volumes increased for 2017, operating expenses were lower compared to 2016, reflecting our initiatives to shift production to lower-cost operations.  The favorable production cost mix and lower selling expenses in 2017 significantly lowered operating expenses per ton sold compared to 2016.

As a result of the Exchange Transaction, net income beginning with the second quarter of 2017 was not allocated to IDRs and the related general partner interests exchanged; however, additional net income, in a corresponding amount, was allocated to limited partner interests.  We reported EPU of $2.80 in 2017 compared to $3.39 in 2016.  On a pro forma basis, as if the Exchange Transaction and Simplification Transactions had taken place on January 1, 2016, basic and diluted net income of ARLP per limited partner unit in 2017 would have been $2.25 compared to $2.51 in 2016, reflecting the decline in net income attributable to ARLP as discussed above.  Please read "Item 8. Financial Statements and Supplementary Data—Note 12 – Net Income of ARLP Per Limited Partner Unit" for more information on the impact of the Exchange Transaction and Simplification Transactions on EPU, including a table providing a reconciliation of Pro Forma EPU amounts to net income of ARLP.

	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
	(in thousands)		(per ton sold)
Tons sold	37,824	36,680	N/A	N/A
Tons produced	37,609	35,244	N/A	N/A
Coal sales	$1,711,114	$1,861,788	$45.24	$50.76
Operating expenses and outside coal purchases	$1,091,855	$1,124,192	$28.87	$30.65

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

Operating expenses and outside coal purchases.    Operating expenses and outside coal purchases decreased 2.9% to $1.09 billion for 2017 from $1.12 billion for 2016 primarily as a result of the previously discussed favorable production cost mix.  On a per ton basis, operating expenses and outside coal purchases decreased 5.8% to $28.87 per ton sold from $30.65 per ton sold in 2016, due primarily to increased sales and production volumes and our previously discussed initiatives to shift production to lower-cost operations.  The most significant operating expense variances by category are discussed below:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 13.4% to $9.16 per ton in 2017 from $10.58 per ton in 2016.  This decrease of $1.42 per ton was primarily attributable to lower labor and benefit costs per ton due to fewer employees resulting in part from our increased mix of lower-cost production as well as lower health care benefit expenses; and

•

Production taxes and royalty expenses decreased $0.49 per produced ton sold in 2017 compared to 2016 primarily as a result of lower excise taxes per ton resulting from a favorable state production mix, increased export sales and lower average coal sales prices.

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

Equity method investment income.  Equity method investment income increased to $13.9 million in 2017 from $3.5 million in 2016 due to increased income from our investments in the AllDale Partnerships.

Equity securities income.  Distributions of additional preferred interests received from our Kodiak investment contributed $6.4 million of equity securities income to 2017.

Debt extinguishment loss.  We recognized a debt extinguishment loss of $8.1 million in 2017 to reflect a make-whole payment incurred to repay our Series B Senior Notes in May 2017.

Transportation revenues and expenses.  Transportation revenues and expenses were $41.7 million and $30.1 million for 2017 and 2016, respectively.  The increase of $11.6 million was primarily attributable to increased tonnage for which we arrange third-party transportation at certain mines and an increase in average third-party transportation rates in 2017.  The cost of third-party transportation services are passed through to our customers and we recognize transportation revenue equal to transportation expense when title of the coal passes to the customer.

Segment Information.  Our 2017 Segment Adjusted EBITDA decreased 12.5% to $682.0 million from 2016 Segment Adjusted EBITDA of $779.1 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues and Segment Adjusted EBITDA Expense by segment are as follows:

	Year Ended December 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Illinois Basin	$391,426	$552,284	$(160,858)	(29.1)%
Appalachia	234,124	191,487	42,637	22.3%
Other and Corporate	65,247	46,199	19,048	41.2%
Elimination	(8,769)	(10,862)	2,093	19.3%
Total Segment Adjusted EBITDA (1)	$682,028	$779,108	$(97,080)	(12.5)%

Tons sold
Illinois Basin	27,026	26,912	114	0.4%
Appalachia	10,783	9,734	1,049	10.8%
Other and Corporate	1,636	1,865	(229)	(12.3)%
Elimination	(1,621)	(1,831)	210	11.5%
Total tons sold	37,824	36,680	1,144	3.1%

Coal sales
Illinois Basin	$1,078,255	$1,306,241	$(227,986)	(17.5)%
Appalachia	616,305	534,796	81,509	15.2%
Other and Corporate	74,973	86,174	(11,201)	(13.0)%
Elimination	(58,419)	(65,423)	7,004	10.7%
Total coal sales	$1,711,114	$1,861,788	$(150,674)	(8.1)%

Other sales and operating revenues
Illinois Basin	$1,638	$7,686	$(6,048)	(78.7)%
Appalachia	3,621	3,404	217	6.4%
Other and Corporate	54,070	46,216	7,854	17.0%
Elimination	(15,923)	(17,752)	1,829	10.3%
Total other sales and operating revenues	$43,406	$39,554	$3,852	9.7%

Segment Adjusted EBITDA Expense
Illinois Basin	$688,468	$761,644	$(73,176)	(9.6)%
Appalachia	385,802	346,712	39,090	11.3%
Other and Corporate	83,490	89,594	(6,104)	(6.8)%
Elimination	(65,573)	(72,313)	6,740	9.3%
Total Segment Adjusted EBITDA Expense (1)	$1,092,187	$1,125,637	$(33,450)	(3.0)%

(1)

For a definition of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income attributable to ARLP" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

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

Appalachia – Segment Adjusted EBITDA increased 22.3% to $234.1 million in 2017 from $191.5 million in 2016.  The increase of $42.6 million was primarily attributable to increased coal sales, which rose 15.2% to $616.3 million in 2017 compared to $534.8 million in 2016, partially offset by higher Segment Adjusted EBITDA Expense.  The increase of $81.5 million in coal sales resulted from higher sales volumes across the region, which increased 10.8% to 10.8 million tons sold in 2017 compared to 9.7 million tons sold in 2016, and higher average coal sales prices of $57.16 per ton in 2017 compared to $54.94 per ton in 2016.  Higher price realizations in 2017 were a result of sales from our Mettiki mine into the metallurgic coal export market and improved prices at our MC Mining mine.  Segment Adjusted EBITDA Expense increased 11.3% to $385.8 million in 2017 from $346.7 million in 2016 due to increased sales volumes.  Segment Adjusted EBITDA Expense per ton increased slightly to $35.78 per ton compared to $35.62 per ton sold in 2016, primarily due to an increased sales mix of higher-cost Mettiki production in 2017 and reduced recoveries from our Tunnel Ridge mine."

Other and Corporate – Segment Adjusted EBITDA increased by $19.0 million to $65.2 million in 2017 compared to $46.2 million in 2016.  The increase was primarily attributable to higher equity investment income from the AllDale Partnerships, distributions of additional preferred interests received from Kodiak and increased mining technology product sales by Matrix Design.  In 2017, Segment Adjusted EBITDA Expense decreased to $83.5 million for 2017 compared to $89.6 million for 2016 primarily as a result of decreased coal brokerage activity.

Elimination – Segment Adjusted EBITDA Expense eliminations decreased in 2017 to $65.6 million from $72.3 million in 2016 and coal sales eliminations decreased to $58.4 million from $65.4 million in 2016, reflecting decreased intercompany coal sales brokerage activity.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income attributable to ARLP" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, settlement gain, asset impairment, debt extinguishment loss and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Segment Adjusted EBITDA	$715,691	$682,028	$779,108
General and administrative	(68,298)	(61,760)	(72,529)
Settlement gain	80,000	—	—
Asset impairment	(40,483)	—	—
Debt extinguishment loss	—	(8,148)	—
EBITDA	686,910	612,120	706,579
Depreciation, depletion and amortization	(280,225)	(268,981)	(336,509)
Interest expense, net	(40,059)	(39,291)	(30,659)
Income tax expense	(22)	(210)	(13)
Net income attributable to ARLP	$366,604	$303,638	$339,398

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases and other expense.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Segment Adjusted EBITDA Expense	$1,211,800	$1,092,187	$1,125,637
Outside coal purchases	(1,466)	—	(1,514)
Other expense	(2,621)	(332)	(1,445)
Operating expenses (excluding depreciation, depletion and amortization)	$1,207,713	$1,091,855	$1,122,678

Ongoing Acquisition Activities

Consistent with our business strategy, from time to time we engage in discussions with potential sellers regarding our possible acquisitions of certain assets and/or companies of the sellers. On January 3, 2019, ARLP acquired the general partner interests and all of the limited partner interests not owned by Cavalier Minerals in AllDale I & II.  For more information on this acquisition, please read "Item 8. Financial Statements and Supplementary Data—Note 23 – Subsequent Events."

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and sale-leaseback transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, commitments and distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control.  Based on our recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any constraints to our liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please see "Item 1A. Risk Factors."

In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  As of December 31, 2018, we had repurchased 3,684,075 units at an average unit price of $19.16 for an aggregate purchase price of $70.6 million.    Please read "Part II - Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities" for more information on the unit repurchase program.

As of December 31, 2018, we owned limited partner interests in the AllDale Partnerships, which own oil & gas mineral interests in various geographic locations within producing basins in the continental United States.  We had provided funding of $179.0 million to the AllDale Partnerships as of December 31, 2018.  On January 3, 2019, we acquired the general partner interests and all of the limited partner interests in AllDale I & II not owned by Cavalier Minerals for $176.0 million, which was funded with cash on hand and borrowings under our revolving credit facility.  On July 19, 2017, we purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  This structured investment provides us with a quarterly cash or payment-in-kind return.  On February 8, 2019, Kodiak redeemed our preferred interests for $135.0 million cash. For more information on transactions with the AllDale Partnerships and Kodiak, please read "Item 8. Financial Statements and Supplementary Data—Note 9 – Variable Interest Entities," "Note 10 – Investments" and "Note 23 – Subsequent Events."

Mine Development Project

We have begun development activity for MC Mining's Excel Mine No. 5 and currently anticipate deploying total capital of approximately $45.0 million to $50.0 million over the next 12 to 18 months, including $40.0 million to $45.0 million in 2019, which we expect to fund with cash from operations or borrowings under our credit facilities.  We anticipate the new mine will enable us to access an additional 15 million tons of coal reserves with an expected mine life of approximately 12 years assuming the current level of production at MC Mining's Excel Mine No. 4 continues at the new mine.    We expect the development plan for the new Excel Mine No. 5 will provide a seamless transition from the current MC Mining operation as its reserves deplete in 2020.

Cash Flows

Cash provided by operating activities was $694.3 million for 2018 compared to $556.1 million for 2017.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items and favorable working capital changes related to trade receivables, payroll and related benefits accruals and prepaid expenses and other assets in 2018 compared to 2017.  These increases were offset in part by a decrease in accounts payable in 2018 compared to an increase in accounts payable in 2017.

Net cash used in investing activities was $245.2 million for 2018 compared to $244.8 million for 2017.  The increase in cash used in investing activities was primarily attributable to increased capital expenditures for mine infrastructure and equipment at various mines in 2018 compared to 2017.    The increase in capital expenditures was offset by reduced equity investments in 2018 compared to 2017.  Net cash used in investing activities for 2017 included the $100.0 million purchase of our Kodiak investment.

Net cash used in financing activities was $211.7 million for 2018 compared to $344.4 million for 2017.  The decrease in cash used in financing activities was primarily attributable to overall net borrowings in 2018 compared to overall net payments in 2017 on the securitization and revolving credit facilities and the payment of debt issuance and extinguishment costs as well as the repayment of Series B Senior Notes in 2017.  These decreases were partially offset by an increase in distributions paid to partners and payments made to repurchase units in 2018 as well as proceeds received from the issuance of debt in 2017.

We have various commitments primarily related to long-term debt, including capital and operating leases, obligations for estimated future asset retirement obligations costs, workers' compensation and pneumoconiosis, capital projects and pension funding.  We expect to fund these commitments with existing cash balances, future cash flows from operations and investments as well as cash provided from borrowings of debt or issuance of equity.

The following table provides details regarding our contractual cash obligations as of December 31, 2018:

		Less
Contractual		than 1	1-3	3-5	More than
Obligations	Total	year	years	years	5 years
	(in thousands)
Long-term debt	$667,000	$92,000	$175,000	$—	$400,000
Future interest obligations(1)	210,522	38,691	71,886	60,000	39,945
Operating leases	34,382	9,327	6,023	4,167	14,865
Capital leases(2)	60,076	48,810	9,661	1,052	553
Purchase obligations for capital projects	88,242	86,686	1,556	—	—
Reclamation obligations(3)	237,415	9,459	7,086	7,195	213,675
Workers' compensation and pneumoconiosis benefit(3)	259,297	11,601	17,916	13,907	215,873
	$1,556,934	$296,574	$289,128	$86,321	$884,911

(1)	Interest on variable-rate, long-term debt was calculated using rates effective at December 31, 2018 for the remaining term of outstanding borrowings.

(2)	Includes amounts classified as interest and maintenance cost.

(3)	Future commitments for reclamation obligations, workers' compensation and pneumoconiosis are shown at undiscounted amounts. These obligations are primarily statutory, not contractual.

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

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers' compensation and other obligations as follows as of December 31, 2018:

		Workers'
	Reclamation	Compensation
	Obligation	Obligation	Other	Total
	(in millions)
Surety bonds	$169.3	$82.5	$17.8	$269.6
Letters of credit	—	8.0	6.3	14.3

Capital Expenditures

Capital expenditures increased to $233.5 million in 2018 compared to $145.1 million in 2017.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $5.57 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2019 are estimated in a range of $360.0 million to $400.0 million.  Management anticipates funding 2019 capital requirements with our December 31, 2018 cash and cash equivalents of $244.2 million, cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Insurance

Effective October 1, 2018, we renewed our annual property and casualty insurance program.  Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 60, 75, 90 or 120 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

Debt Obligations

Credit Facility.  On January 27, 2017, our Intermediate Partnership entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $494.75 million revolving credit facility, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), with a termination date of May 23, 2021.  We incurred debt issuance costs in 2017 of $9.2 million in connection with the Credit Agreement. These debt issuance costs are deferred and amortized as a component of interest expense over the term of the Revolving Credit Facility.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 4.88% as of December 31, 2018.  At December 31, 2018, we had $9.3 million of letters of credit outstanding with $310.5 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.98 to 1.0 and 17.8 to 1.0, respectively, for the trailing twelve months ended December 31, 2018.  We remain in compliance with the covenants of the Credit Agreement as of December 31, 2018.

Senior Notes.  On April 24, 2017, the Intermediate Partnership and Alliance Finance (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership, issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the Senior Notes.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem the Senior Notes at a redemption price equal to the principal amount of the Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the Senior Notes and cash on hand were used to repay previous debt obligations (including a make-whole payment of $8.1 million).  We incurred discount and debt issuance costs of $7.3 million in connection with issuance of the Senior Notes.  These costs are deferred and are currently being amortized as a component of interest expense over the Term.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate. In January 2018, we extended the term of the Securitization Facility to January 2019.  It was renewed in January 2019 and now matures in January 2020.  At December 31, 2018, we had $92.0 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see "Item 8. Financial Statements and Supplementary Data—Note 9 – Variable Interest Entities") entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  The commitment under the Cavalier Credit Facility is reduced by any distributions received from Cavalier Minerals' investment in AllDale II.  As of December 31, 2018, the commitment under the Cavalier Credit Facility was $74.4 million.  Mineral Lending is an entity owned by (a) ARH II, (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c) foundations established by the Chairman, President and CEO of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6.0% with interest payable quarterly, and mature on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of any principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale I & II.   Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement. As of December 31, 2018, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At December 31, 2018, we had $5.0 million in letters of credit outstanding under this agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  We discuss these estimates and judgments with the audit committee of the Board of Directors ("Audit Committee") periodically.  Actual results may differ from these estimates.  We have provided a description of all significant accounting policies in the notes to our consolidated financial statements.  The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Business Combinations and Goodwill

We account for business acquisitions using the purchase method of accounting.  See "Item 8. Financial Statements and Supplementary Data—Note 23 – Subsequent Events" for more information on our acquisition of AllDale I & II.  Assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date.  The excess of purchase price over fair value of net assets acquired is recorded as goodwill.  Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates.  Accordingly, it is not uncommon for the initial estimates to be subsequently revised.  The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

For our acquisition of AllDale I & II on January 3, 2019, in addition to valuing the acquired assets and liabilities, we will be required to value our previously held equity method investments in AllDale I & II just prior to the acquisition and record a gain or loss if fair value is determined to be different from the carrying value of our equity method investments.  We anticipate using a discounted cash flow model to re-measure our equity method investments immediately prior to the AllDale I & II acquisition as well as to value the mineral interests acquired.  We anticipate using the carrying value for any acquired receivables, payables and cash, as this represents their fair value given their short-term nature.  We have not completed our estimate of the fair value of the acquired assets, liabilities and our equity method investments as we continue to gather information to determine the assumptions we intend to use in our valuation.  However, we currently anticipate recording a significant gain in the first quarter of 2019.  The assumptions we plan to use in the determination of the fair value include estimated production, projected cash flows, forward oil & gas prices and a risk-adjusted discount rate, among others.

The only indefinite-lived intangible that the Partnership currently has is goodwill.  At December 31, 2018, the Partnership had $136.4 million in goodwill. Goodwill is not amortized, but subject to annual reviews on November 30th for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have assessed the reporting unit definitions and determined that at December 31, 2018, the Hamilton reporting unit and the MAC reporting unit are the appropriate reporting units for testing goodwill impairment related to the acquisition of these entities.

The Partnership computes the fair value of these reporting units primarily using the income approach (discounted cash flow analysis).  The computations require management to make significant estimates. Critical estimates are used as part of these evaluations include, among other things, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and projected coal price assumptions. Our estimate of the forward coal sales price curve and future sales volumes are critical assumptions used in our discounted cash flow analysis.  There were no impairments of goodwill during 2018 or 2017.  In future periods, it is reasonably possible that a variety of circumstances could result in an impairment of our goodwill.

A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and coal sales prices. Assumptions about sales, operating margins, capital expenditures and coal sales prices are based on our budgets, business plans, economic projections, and anticipated future cash flows. In determining the fair value of our reporting units, we were required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business. The forecast assumptions used in the period ended December 31, 2018 make certain assumptions about future pricing, volumes and expected maintenance capital expenditures. Assumptions are also made for a "normalized" perpetual growth rate for periods beyond the long range financial forecast period.

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

Coal Reserve Values

All of the coal reserves presented in this Annual Report on Form 10-K constitute proven and probable reserves.  There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control.  Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may vary considerably from actual results.  These factors and assumptions relate to:

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

Successful Efforts Method of Accounting

With the acquisition of AllDale I & II discussed in Item 1. Business – AllDale I & II Acquisition in 2019,  we will be wholly dependent on third-party operators to explore, develop, produce and operate the properties associated with our mineral interests.  We will use the successful efforts method of accounting for oil- and gas-producing activities on our mineral interests. Estimated oil & gas reserves and estimated market prices for oil & gas will be a significant part of our depletion calculations, impairment analyses, and other estimates. Following are examples of how these estimates will affect financial results:

•	an increase (decrease) in estimated proved oil & gas reserves can reduce (increase) our units of production depreciation, depletion and amortization rates; and
•	changes in oil & gas reserves and estimated market prices both impact projected future cash flows from our mineral interests. This in turn can impact our periodic impairment analysis.

The process of estimating oil & gas reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data. After being estimated internally, our reserves estimates will be audited by independent experts. The data may change substantially over time as a result of numerous factors, including the historical 12 month average price, additional development cost and activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserves estimates could occur from time to time. Such changes could trigger an impairment of our oil & gas mineral interests and have an impact on our depreciation, depletion and amortization expense prospectively.

Estimates of future commodity prices, which will be utilized in our impairment analyses, will consider market information including published forward oil & gas prices. The forecasted price information expected to be used in our impairment analyses is consistent with that generally used in evaluating third party operator drilling decisions and our expected acquisition plans, if any. Prices for future periods will impact the production economics underlying oil & gas reserve estimates. In addition, changes in the price of oil & gas will also impact certain costs associated with our expected underlying production and future capital costs. The prices of oil & gas are volatile and change from period to period, thus are expected to impact our estimates. Significant unfavorable changes in the estimated future commodity prices could result in an impairment of our oil & gas mineral interests.

Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  We generally provide for these claims through self-insurance programs.  Workers' compensation laws also compensate survivors of workers who suffer employment related deaths.  Our liability for traumatic injury claims is the estimated present value of current workers' compensation benefits, based on our actuary estimates.  Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  See "Item 8. Financial Statements and Supplementary Data—Note 17 – Accrued Workers' Compensation and Pneumoconiosis Benefits" for additional discussion.  We had accrued liabilities for workers' compensation of $49.5 million and $54.4 million for these costs at December 31, 2018 and 2017, respectively.  A one-percentage-point reduction in the discount rate would have increased operating expense by approximately $3.0 million at December 31, 2018.    We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a particular claim year have been met.  Our receivables for traumatic injury claims under this policy as of December 31, 2018 and 2017 are $8.1 million and $9.0 million, respectively.

Coal mining companies are subject to CMHSA, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung.  We provide for these claims through self-insurance programs. Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis benefits obligation.  Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  We had accrued liabilities of $72.1 million and $74.9 million for the pneumoconiosis benefits at December 31, 2018 and 2017, respectively.  A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2018 by approximately $2.2 million.  Under the service cost method used to estimate our pneumoconiosis benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

The discount rate for workers' compensation and pneumoconiosis is derived by applying the FSTE Pension Discount Curve to the projected liability payout.  Other assumptions, such as claim development patterns, mortality, disability incidence and medical costs, are based upon standard actuarial tables adjusted for our actual historical experiences whenever possible.  We review all actuarial assumptions periodically for reasonableness and consistency and update such factors when underlying assumptions, such as discount rates, change or when sustained changes in our historical experiences indicate a shift in our trend assumptions are warranted.

Defined Benefit Plan

Eligible employees at certain of our mining operations participate in the Alliance Coal, LLC and Affiliates Pension Plan for Coal Employees (the "Pension Plan") that we sponsor. The Pension Plan is closed to new participants and was amended in 2016 to remove any future benefit accruals for service effective January 31, 2017.  All participants can participate in enhanced benefits provisions under the profit sharing and savings plan.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  The funded status of our pension benefit plan is recognized separately in our consolidated balance sheets as either an asset or liability.  The funded status is the difference between the fair value of plan assets and the plan's benefit obligation.  Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are deferred and recorded in accumulated other comprehensive income until amortized as a component of net periodic benefit cost. Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants' average remaining future years of service.  The calculation of our net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with our Pension Plan requires the use of a number of assumptions including expected return on assets, discount rates, mortality assumptions, employee turnover rates and retirement dates.  Changes in these assumptions can result in materially different pension expense and pension liability amounts.  In addition, actual experiences can differ materially from the assumptions.  Significant assumptions used in calculating pension expense and pension liability are shown in "Item 8. Financial Statements and Supplementary Data—Note 13 – Employee Benefit Plans" and as follows:

•

Our expected long-term rate of return assumption is based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the average annual total return for each asset class. Our expected long-term rate of return used to determine our pension liability was 7.0% at December 31, 2018.  Our expected long-term rate of return used to determine our pension expense was 7.0% for each of the years ended

December 31, 2018 and 2017. The expected long-term rate of return used to determine our pension liability is based on a 1.5% active management premium in addition to an asset allocation assumption of:

Asset allocation
As of December 31, 2018	assumption
Equity securities	62%
Fixed income securities	33%
Real estate	5%
100%

•

Our expected long-term rate of return is based on the anticipated return for each investment group.  Additionally, we base our determination of pension expense on a smoothed market-related valuation of assets equal to the fair value of assets, which immediately recognizes all investment gains or losses.  The actual return on plan assets was (6.7)% and 18.0% for the years ended December 31, 2018 and 2017, respectively.  Lowering the expected long-term rate of return assumption by 1.0% (from 7.0% to 6.0%) at December 31, 2017 would have increased our pension expense for the year ended December 31, 2018 by approximately $0.8 million; and

•

Our weighted-average discount rate used to determine our pension liability was 4.17% and 3.54% at December 31, 2018 and 2017, respectively.  Our weighted-average discount rate used to determine our pension expense was 3.54% and 4.06% at December 31, 2018 and 2017, respectively.  The discount rate that we utilize for determining our future pension obligation is based on a review of currently available high-quality fixed-income investments that receive one of the two highest ratings given by a recognized rating agency.  We have historically used the average monthly yield for December of an A-rated utility bond index as the primary benchmark for establishing the discount rate.  Lowering the discount rate assumption by 0.5% (from 3.54% to 3.04%) at December 31, 2017 would not have materially increased our pension expense for the year ended December 31, 2018.

Long-Lived Assets

In addition to oil & gas reserves discussed above in the Successful Efforts Method of Accounting section, we review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows.  Long-lived assets and certain intangibles are not reviewed for impairment unless an impairment indicator is noted.  Several examples of impairment indicators include:

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

The above factors are not all inclusive, and management must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired.  If there is an indication that carrying amount of an asset may not be recovered, the asset is monitored by management where changes to significant assumptions are reviewed.  Individual assets are grouped for impairment review purposes based on the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a by-mine basis.  The amount of impairment is measured by the difference between the carrying value and the fair value of the asset.  The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows using a risk adjusted discount rate, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations. We recorded an asset impairment of $40.5 million in 2018 (see "Item 8. Financial Statements and Supplementary Data—Note 3 – Long-Lived Asset Impairments").

Equity Method Investments

We evaluate equity method investments for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value.  We monitor our equity method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, we compare our estimate of the fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.

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

As of December 31, 2018, we determined that no impairment indicators exist for any of our equity method investments.

Mine Development Costs

Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves.  Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.  The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete.  Our estimate of when construction of the mine for economic extraction is substantially complete is based upon a number of factors, such as expectations regarding the economic recoverability of reserves, the type of mine under development, and completion of certain mine requirements, such as ventilation.  Coal extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase.  At December 31, 2018, 2017 and 2016, there were no capitalized development costs associated with mines in the development phase.  All past capitalized development costs are associated with mines that shifted to the production phase and thus, these costs are being amortized.  We believe that the carrying value of the past development costs will be recovered.

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan.  A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both our underground mines and past surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $137.1 million and $130.6 million for these costs are recorded at December 31, 2018 and 2017, respectively.  See "Item 8. Financial Statements and Supplementary Data—Note 16 – Asset Retirement Obligations" for additional information.  The liability for asset retirement and closing procedures is sensitive to changes in cost estimates and estimated mine lives.  As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.

Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets.

On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes approved by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience.  Adjustments to the liability associated with these assumptions resulted in an increase of $5.0 million and an increase of $2.2 million for the year ended December 31, 2018 and 2017, respectively.  The adjustment to the liability for the year ended December 31, 2018 was attributable to the expansion of refuse sites primarily at the Hamilton and Tunnel Ridge mines, partially offset by decreased cost estimates for water related treatment at the Mettiki mine and completion of certain reclamation obligations at the Hopkins County Coal mining complex.

While the precise amount of these future costs cannot be determined with certainty, we have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.  Discounting resulted in reducing the accrual for asset retirement obligations by $100.3 million and $114.0 million at December 31, 2018 and 2017.  We estimate that the aggregate undiscounted cost of final mine closure is approximately $237.4 million and $244.6 million at December 31, 2018 and 2017, respectively.  If our assumptions differ from actual experiences, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

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

Universal Shelf

In February 2018, we filed with the SEC a universal shelf registration statement allowing us to issue from time to time an indeterminate amount of debt or equity securities ("2018 Registration Statement").  At February 22, 2019, we had not utilized any amounts available under the 2018 Registration Statement.

Related–Party Transactions

See "Item 8. Financial Statements and Supplementary Data—Note 18 – Related-Party Transactions" for a discussion of our related-party transactions.

Accruals of Other Liabilities

We had accruals for other liabilities, including current obligations, totaling $272.6 million and $287.7 million at December 31, 2018 and 2017, respectively.  These accruals were chiefly comprised of workers' compensation benefits, pneumoconiosis benefits, and costs associated with asset retirement obligations.  These obligations are self-insured except for certain excess insurance coverage for workers' compensation.  The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments.  Thus, from time to time, our results of operations may be significantly affected by changes to these liabilities.  Please see "Item 8. Financial Statements and Supplementary Data—Note 16 – Asset Retirement Obligations" and "Note 17 – Accrued Workers' Compensation and Pneumoconiosis Benefits."

Inflation

Any future inflationary or deflationary pressures could adversely affect the results of our operations.  For example, at times our results have been significantly impacted by price increases affecting many of the components of our operating expenses such as fuel, steel, maintenance expense and labor. Please see "Item 1A. Risk Factors."

New Accounting Standards

See "Item 8. Financial Statements and Supplementary Data—Note 2 – Summary of Significant Accounting Policies" for a discussion of new accounting standards.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have significant long-term coal supply agreements as evidenced by approximately 69.1% of our sales tonnage being sold under long-term contracts in 2018.  Most of the long-term coal supply agreements are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.  For additional discussion of coal supply agreements, please see "Item 1. Business—Coal Marketing and Sales" and "Item 8. Financial Statements and Supplementary Data—Note 20 – Concentration of Credit Risk and Major Customers."  As of February 14, 2019, our nominal commitment under long-term contracts was approximately 17.3 million tons in 2019 and 17.2 million tons in 2020.

Our results of operations are highly dependent upon the prices we receive for our coal.  The short-term coal contracts favored by some of our customers leaves us more exposed to risks of declining price periods.  Also, a significant decline in oil & gas prices would have a significant impact on our royalty revenues.

We have exposure to coal, oil & gas sales prices and price risk for supplies that are used directly or indirectly in the normal course of coal and oil & gas production such as steel, electricity and other supplies. We manage our risk for these items through strategic sourcing contracts for normal quantities required by our operations.  Historically, we have not utilized any commodity price-hedges or other derivatives related to either our sales price or supply cost risks.

Credit Risk

In 2018, approximately 68.2% of our tons sold were purchased by United States electric utilities and 27.8% were sold into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.

Exchange Rate Risk

Almost all of our transactions are denominated in United States dollars, and as a result, we do not have material exposure to currency exchange-rate risks. However, because coal is sold internationally in United States dollars, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors' currencies decline against the United States dollar or against foreign purchasers' local currencies, those competitors may be able to offer lower prices for coal to these purchasers. Furthermore, if the currencies of overseas purchasers were to significantly decline in value in comparison to the United States dollar, those purchasers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets.

Interest Rate Risk

Borrowings under the Revolving Credit Facility, Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates.  Historically, we have not utilized interest rate derivative instruments related to our outstanding debt.  We had $175.0 million in borrowings under the Revolving Credit Facility and $92.0 million in borrowings under the Securitization Facility at December 31, 2018.  A one percentage point increase in the interest rates related to the Revolving Credit Facility and Securitization Facility would result in an annualized increase in interest expense of $2.7 million, based on borrowing levels at December 31, 2018.  With respect to our fixed-rate borrowings, we had $400.0 million in borrowings under our Senior Notes at December 31, 2018.  A one percentage point increase in interest rates would result in a decrease of approximately $23.4 million in the estimated fair value of these borrowings.

The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2018 and 2017.

The carrying amounts and fair values of financial instruments are as follows:

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2018	2019	2020	2021	2022	2023	Thereafter	Total	2018
	(in thousands)
Fixed rate debt	$—	$—	$—	$—	$—	$400,000	$400,000	$403,319
Weighted-average interest rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

Variable rate debt	$92,000	$—	$175,000	$—	$—	$—	$267,000	$266,545
Weighted-average interest rate (1)	4.85%	4.88%	4.88%	—%	—	—

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2017	2018	2019	2020	2021	2022	Thereafter	Total	2017
	(in thousands)
Fixed rate debt	$—	$—	$—	$—	$—	$400,000	$400,000	$438,142
Weighted-average interest rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

Variable rate debt	$72,400	$—	$—	$30,000	$—	$—	$102,400	$103,005
Weighted-average interest rate (1)	4.33%	4.49%	4.49%	4.49%	—	—

(1)	Interest rate of variable rate debt equal to the rate effective at December 31, 2018 and 2017, held constant for the remaining term of the outstanding borrowing.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance Resource Management GP, LLC

and the Partners of Alliance Resource Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2011.

Tulsa, Oklahoma

February 22, 2019

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(In thousands, except unit data)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244,150	$6,756
Trade receivables	174,914	181,671
Other receivables	395	146
Due from affiliates	17	165
Inventories, net	59,206	60,275
Advance royalties, net	1,274	4,510
Prepaid expenses and other assets	20,730	28,117
Total current assets	500,686	281,640
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	2,925,808	2,934,188
Less accumulated depreciation, depletion and amortization	(1,513,450)	(1,457,532)
Total property, plant and equipment, net	1,412,358	1,476,656
OTHER ASSETS:
Advance royalties, net	42,923	39,660
Equity method investments	161,309	147,964
Equity securities	122,094	106,398
Goodwill	136,399	136,399
Other long-term assets	18,979	30,654
Total other assets	481,704	461,075
TOTAL ASSETS	$2,394,748	$2,219,371

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$96,397	$96,958
Due to affiliates	816	771
Accrued taxes other than income taxes	16,762	20,336
Accrued payroll and related expenses	43,113	35,751
Accrued interest	5,022	5,005
Workers' compensation and pneumoconiosis benefits	11,137	10,729
Current capital lease obligations	46,722	28,613
Other current liabilities	18,902	19,071
Current maturities, long-term debt, net	92,000	72,400
Total current liabilities	330,871	289,634
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	564,004	415,937
Pneumoconiosis benefits	68,828	71,875
Accrued pension benefit	43,135	45,317
Workers' compensation	41,669	46,694
Asset retirement obligations	127,655	126,750
Long-term capital lease obligations	10,595	57,091
Other liabilities	20,304	14,587
Total long-term liabilities	876,190	778,251
Total liabilities	1,207,061	1,067,885

PARTNERS' CAPITAL:
Alliance Resource Partners, L.P. ("ARLP") Partners' Capital:
Limited Partners - Common Unitholders 128,095,511 and 130,704,217 units outstanding, respectively	1,229,268	1,183,219
General Partner's interest	—	14,859
Accumulated other comprehensive loss	(46,871)	(51,940)
Total ARLP Partners' Capital	1,182,397	1,146,138
Noncontrolling interest	5,290	5,348
Total Partners' Capital	1,187,687	1,151,486
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,394,748	$2,219,371

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2018	2017	2016
SALES AND OPERATING REVENUES:
Coal sales	$1,844,808	$1,711,114	$1,861,788
Transportation revenues	112,385	41,700	30,111
Other sales and operating revenues	45,664	43,406	39,554
Total revenues	2,002,857	1,796,220	1,931,453

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,207,713	1,091,855	1,122,678
Transportation expenses	112,385	41,700	30,111
Outside coal purchases	1,466	—	1,514
General and administrative	68,298	61,760	72,529
Depreciation, depletion and amortization	280,225	268,981	336,509
Settlement gain	(80,000)	—	—
Asset impairment	40,483	—	—
Total operating expenses	1,630,570	1,464,296	1,563,341

INCOME FROM OPERATIONS	372,287	331,924	368,112

Interest expense (net of interest capitalized of $1,306, $551 and $358, respectively)	(40,218)	(39,385)	(30,669)
Interest income	159	94	10
Equity method investment income	22,189	13,860	3,543
Equity securities income	15,696	6,398	—
Debt extinguishment loss	—	(8,148)	—
Other expense	(2,621)	(332)	(1,445)
INCOME BEFORE INCOME TAXES	367,492	304,411	339,551

INCOME TAX EXPENSE	22	210	13

NET INCOME	367,470	304,201	339,538

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(866)	(563)	(140)

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. ("NET INCOME OF ARLP")	$366,604	$303,638	$339,398

GENERAL PARTNERS' INTEREST IN NET INCOME OF ARLP	$1,560	$21,904	$80,911

LIMITED PARTNERS' INTEREST IN NET INCOME OF ARLP	$365,044	$281,734	$258,487

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT	$2.74	$2.80	$3.39

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	130,758,169	98,707,696	74,354,162

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)

	Year Ended December 31,
	2018	2017	2016

NET INCOME	$367,470	$304,201	$339,538

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Prior service cost	—	—	(1,498)
Amortization of prior service cost (1)	186	186	—
Net actuarial loss	(3,326)	(6,610)	(2,589)
Amortization of net actuarial loss (1)	3,608	3,054	2,952
Total defined benefit pension plan adjustments	468	(3,370)	(1,135)

Pneumoconiosis benefits
Net actuarial gain (loss)	4,599	(7,938)	(205)
Amortization of net actuarial loss (gain) (1)	2	(2,092)	(2,643)
Total pneumoconiosis benefits adjustments	4,601	(10,030)	(2,848)

OTHER COMPREHENSIVE INCOME (LOSS)	5,069	(13,400)	(3,983)

COMPREHENSIVE INCOME	372,539	290,801	335,555

Less: Comprehensive income attributable to noncontrolling interest	(866)	(563)	(140)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$371,673	$290,238	$335,415

(1)	Amortization of prior service cost and actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 13 and 17 for additional details).

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)

	Year Ended December 31,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$367,470	$304,201	$339,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	280,225	268,981	336,509
Non-cash compensation expense	12,114	12,326	13,885
Asset retirement obligations	3,926	3,793	3,769
Coal inventory adjustment to market	1,455	449	—
Equity investment income	(22,189)	(13,860)	(3,543)
Distributions from equity method investments	21,971	13,939	2,719
Income from equity securities paid-in-kind	(15,696)	(6,398)	—
Net gain on sale of property, plant and equipment	(1,285)	(696)	(76)
Asset impairment	40,483	—	—
Valuation allowance of deferred tax assets	(1,560)	(3,339)	(1,365)
Debt extinguishment loss	—	8,148	—
Other	3,171	6,212	3,300
Changes in operating assets and liabilities:
Trade receivables	6,757	(29,639)	(29,157)
Other receivables	(249)	133	417
Inventories, net	(747)	(1,449)	44,948
Prepaid expenses and other assets	7,387	(6,067)	17,023
Advance royalties, net	(8,782)	(13,591)	(2,464)
Accounts payable	(813)	25,499	(15,140)
Due to/from affiliates	33	(29)	696
Accrued taxes other than income taxes	(3,614)	2,063	2,652
Accrued payroll and related benefits	7,362	(5,825)	4,545
Pneumoconiosis benefits	1,837	(159)	447
Workers' compensation	(4,900)	(4,371)	(6,427)
Other	(11)	(4,205)	(8,732)
Total net adjustments	326,875	251,915	364,006
Net cash provided by operating activities	694,345	556,116	703,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(233,480)	(145,088)	(91,056)
(Decrease) increase in accounts payable and accrued liabilities	(1,051)	7,404	(4,402)
Proceeds from sale of property, plant and equipment	2,409	2,139	1,165
Contributions to equity method investments	(15,600)	(20,688)	(76,797)
Purchase of equity security	—	(100,000)	—
Distributions received from investments in excess of cumulative earnings	2,473	11,462	3,313
Payment for acquisition of business	—	—	(1,011)
Payment for acquisition of customer contracts	—	—	(23,000)
Net cash used in investing activities	(245,249)	(244,771)	(191,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	304,600	100,000	44,600
Payments under securitization facility	(285,000)	(127,600)	(27,700)
Payments on term loan	—	(50,000)	(156,250)
Borrowings under revolving credit facilities	245,000	215,486	140,000
Payments under revolving credit facilities	(100,000)	(440,486)	(270,000)
Borrowings under long-term debt	—	400,000	—
Payment on long-term debt	—	(145,000)	—
Proceeds on capital lease transactions	—	—	33,881
Payments on capital lease obligations	(29,353)	(27,071)	(24,456)
Payment of debt issuance costs	—	(16,487)	(101)
Payment for debt extinguishment	—	(8,148)	—
Payments for purchases of units under unit repurchase program	(70,604)	—	—
Contributions to consolidated company from affiliate noncontrolling interest	—	251	3,014
Net settlement of withholding taxes on issuance of units in deferred compensation plans	(2,081)	(2,988)	(1,336)
Cash contributions by General Partners	41	1,105	1,047
Cash contribution by affiliated entity	2,142	—	—
Cash obtained in Simplification Transactions	1,139	—	—
Distributions paid to Partners	(275,902)	(240,812)	(247,915)
Other	(1,684)	(2,621)	(189)
Net cash used in financing activities	(211,702)	(344,371)	(505,405)
NET CHANGE IN CASH AND CASH EQUIVALENTS	237,394	(33,026)	6,351
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,756	39,782	33,431
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244,150	$6,756	$39,782

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands, except unit data)

				Accumulated
	Number of			Other
	Limited Partner	Limited Partners'	General Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital (Deficit)	Income (Loss)	Interest	Capital
Balance at January 1, 2016	74,188,784	$1,280,218	$(258,883)	$(34,557)	$2,585	$989,363
Comprehensive income:
Net income	—	258,487	80,911	—	140	339,538
Actuarially determined long-term liability adjustments	—	—	—	(3,983)	—	(3,983)
Total comprehensive income	—	—	—	—	—	335,555
Settlement of deferred compensation plans	186,241	(1,336)	—	—	—	(1,336)
Common unit-based compensation	—	13,885	—	—	—	13,885
Distributions on deferred common unit-based compensation	—	(3,355)	—	—	—	(3,355)
General Partners contributions	—	—	1,047	—	—	1,047
Contributions to consolidated company from affiliate noncontrolling interest	—	—	—	—	3,014	3,014
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(189)	(189)
Distributions to Partners	—	(147,697)	(96,863)	—	—	(244,560)
Balance at December 31, 2016	74,375,025	1,400,202	(273,788)	(38,540)	5,550	1,093,424
Comprehensive income:
Net income	—	281,734	21,904	—	563	304,201
Actuarially determined long-term liability adjustments	—	—	—	(13,400)	—	(13,400)
Total comprehensive income	—	—	—	—	—	290,801
Settlement of deferred compensation plans	222,011	(2,988)	—	—	—	(2,988)
Issuance of units to MGP in Exchange Transaction	56,100,000	14,171	(14,171)	—	—	—
Issuance of units to SGP in Exchange Transaction	7,181	(320,838)	320,838	—	—	—
Exchange Transaction fees	—	(1,605)	—	—	—	(1,605)
Common unit-based compensation	—	12,326	—	—	—	12,326
Distributions on deferred common unit-based compensation	—	(3,248)	—	—	—	(3,248)
General Partners contributions	—	—	1,105	—	—	1,105
Contributions to consolidated company from affiliate noncontrolling interest	—	—	—	—	251	251
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(1,016)	(1,016)
Distributions to Partners	—	(196,535)	(41,029)	—	—	(237,564)
Balance at December 31, 2017	130,704,217	1,183,219	14,859	(51,940)	5,348	1,151,486
Comprehensive income:
Net income	—	365,044	1,560	—	866	367,470
Actuarially determined long-term liability adjustments	—	—	—	5,069	—	5,069
Total comprehensive income	—	—	—	—	—	372,539
Settlement of deferred compensation plans	199,039	(2,745)	—	—	—	(2,745)
Issuance of units to Owners of SGP in Simplification Transactions	1,322,388	14,742	(15,106)	—	—	(364)
Issuance of units to SGP related to Exchange Transaction	20,960	—	—	—	—	—
Simplification Transactions fees	—	(96)	—	—	—	(96)
Contribution of units and cash by affiliated entity	(467,018)	2,142	—	—	—	2,142
Purchase of units under unit repurchase program	(3,684,075)	(70,604)	—	—	—	(70,604)
Common unit-based compensation	—	12,114	—	—	—	12,114
Distributions on deferred common unit-based compensation	—	(3,855)	—	—	—	(3,855)
General Partner contribution	—	—	41	—	—	41
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(924)	(924)
Distributions to Partners	—	(270,693)	(1,354)	—	—	(272,047)
Balance at December 31, 2018	128,095,511	$1,229,268	$—	$(46,871)	$5,290	$1,187,687

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

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
•

References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's sole general partner and, prior to the Exchange Transaction discussed below, it was also referred to as the managing general partner to distinguish MGP from SGP.  As a result of the Exchange Transaction, SGP no longer holds any general partner interests.

•

References to "SGP" mean Alliance Resource GP, LLC, ARLP's special general partner prior to the Exchange Transaction discussed below.  SGP is indirectly wholly owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer ("CEO") of MGP, and Kathleen S. Craft, who are collectively referred to in such capacity as the "Owners of SGP."  The Owners of SGP held approximately 34.48% of the outstanding AHGP common units prior to the Simplification Transactions discussed below.

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
•

References to "AHGP" mean Alliance Holdings GP, L.P., individually and not on a consolidated basis as the parent company of MGP prior to the Simplification Transactions discussed below and as a wholly owned subsidiary of ARLP subsequent to the Simplification Transactions.

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  ARLP was formed in May 1999 and completed its initial public offering on August 19, 1999 when it acquired substantially all of the coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), and its subsidiaries. We are managed by our sole general partner, MGP, a Delaware limited liability company which holds a non-economic general partner interest in ARLP.  Prior to the Simplification Transactions, MGP was a wholly owned indirect subsidiary of AHGP.  Alliance GP, LLC ("AGP"), which is indirectly wholly owned by Mr. Craft, was the general partner of AHGP prior to the Simplification Transactions and became the direct owner of MGP as a result of the transactions.  See discussions under Partnership Simplification regarding changes in ownership of ARLP and MGP as a result of the Exchange Transaction and Simplification Transactions.

The Delaware limited partnership, limited liability companies and corporation that comprise our subsidiaries, giving effect to the subsequent events discussed in Note 23 – Subsequent Events, are as follows: Intermediate Partnership; Alliance Coal; Alliance Design Group, LLC ("Alliance Design"); AHGP; Alliance Land, LLC; Alliance Minerals, LLC ("Alliance Minerals"); Alliance Resource Properties; Alliance Resource Finance Corporation ("Alliance Finance"); AllDale Minerals, LP ("AllDale I"), AllDale Minerals II, LP ("AllDale II") (collectively, "AllDale I & II"); Alliance Royalty, LLC; AllRoy GP, LLC; ARM GP Holdings, Inc.; AROP Funding, LLC ("AROP Funding"); ARP Sebree, LLC ("ARP Sebree"); ARP Sebree South, LLC ("ARP Sebree South"); Alliance WOR Properties, LLC; Alliance Service, Inc. ("ASI"); Backbone Mountain, LLC; Cavalier Minerals JV, LLC ("Cavalier Minerals"); CavMM, LLC; CR Services, LLC ("CR Services"); CR Machine Shop, LLC ("CR Machine Shop"); Excel Mining, LLC; Gibson County Coal, LLC ("Gibson County Coal"); Hamilton County Coal, LLC ("Hamilton"); Hopkins County Coal, LLC ("Hopkins County Coal"); Matrix Design Group, LLC ("Matrix Design"); Matrix Design International, LLC; Matrix Design Africa (PTY) LTD; MC Mining, LLC ("MC Mining"); Mettiki Coal, LLC ("Mettiki (MD)"); Mettiki Coal (WV), LLC ("Mettiki (WV)"); Mid-America Carbonates, LLC ("MAC"); MGP II, LLC ("MGP II"); Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon"); New AHGP GP, LLC; Penn Ridge Coal, LLC ("Penn Ridge"); Pontiki Coal, LLC ("Pontiki"); River View Coal, LLC ("River View");

Rough Creek Mining, LLC; Sebree Mining, LLC ("Sebree"); Steamport, LLC; Tunnel Ridge, LLC ("Tunnel Ridge"); UC Coal, LLC ("UC Coal"); UC Mining, LLC ("UC Mining"); UC Processing, LLC ("UC Processing"); Warrior Coal, LLC ("Warrior"); Webster County Coal, LLC ("Webster County Coal"); White County Coal, LLC ("White County Coal"); WOR Land 6, LLC and Wildcat Insurance, LLC ("Wildcat Insurance").

Partnership Simplification

On July 28, 2017, the conflicts committee ("Conflicts Committee") of the board of directors ("Board of Directors") of MGP and AGP's board of directors approved a transaction to simplify our partnership structure. Pursuant to that transaction, which closed on the same date, MGP contributed to ARLP all of its incentive distribution rights ("IDRs") and its 0.99% managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 28,141 ARLP common units (collectively the "Exchange Transaction").

On February 22, 2018, the Board of Directors and the board of directors of AGP approved a simplification agreement (the "Simplification Agreement"), pursuant to which, among other things, through a series of transactions (the "Simplification Transactions"):

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

Presentation

The consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of December 31, 2018 and 2017, and results of our operations, comprehensive income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2018.  All of our intercompany transactions and accounts have been eliminated.

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

Consolidation—The consolidated financial statements present the consolidated financial position, results of operations and cash flows of ARLP, the Intermediate Partnership, Alliance Coal and other directly and indirectly wholly- and majority-owned subsidiaries of ARLP.  Prior to the Simplification Transactions, Alliance Coal and the Intermediate Partnership were variable interest entities.  See Note 9 – Variable Interest Entities for more information on the Intermediate Partnership's and Alliance Coal's status as variable interest entities.  For the periods presented prior to the Simplification Transactions, MGP's interests in both Alliance Coal and the Intermediate Partnership are reported as part of the general partner's interest in the ARLP Partnership's consolidated financial statements.  For the periods presented prior to the Exchange Transaction, MGP's managing general partner interest and IDRs in ARLP and the SGP's special general partner interests in ARLP and the Intermediate Partnership are also reported as part of the general partners' interest in the ARLP Partnership's consolidated financial statements.  All intercompany transactions and accounts have been eliminated.  See Note 8 – Partners' Capital for more information regarding MGP's previously held IDR's in ARLP.  See Note 1 – Organization and Presentation for more information regarding the Simplification Transactions and Exchange Transaction.

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

Cash Management—The cash flows from operating activities section of our consolidated statements of cash flows reflects an adjustment for $14.0 million representing book overdrafts at December 31, 2017.  We did not have material book overdrafts at December 31, 2018 and 2016.

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

Goodwill—Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment periodically. We evaluate goodwill for impairment annually on November 30th, or more often if events or circumstances indicate that goodwill might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. There were no impairments of goodwill during 2018, 2017 or 2016.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized.  Interest costs associated with major asset additions are capitalized during the construction period.  Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred.  Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Land, machinery and equipment under capital lease agreements are capitalized and amortized over the useful lives of the assets given that in each case, ownership transfers at the end of the lease term.  Preparation plants, processing facilities and mineral rights, assuming current production estimates, are depreciated or depleted using the units-of-production method over a range from 1 to 22 years.  Mining equipment and other plant and equipment assets are depreciated principally using the straight-line method over the estimated useful lives of the assets, ranging from 1 to 22 years, limited by the remaining estimated life of each mine. Depreciable lives for buildings, office equipment and improvements range from 1 to 23 years. Gains or losses arising from retirements are included in operating expenses.  Depletion of mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage, which equals estimated proven and probable reserves. Therefore, our mineral rights are depleted based on only proven and probable reserves derived in accordance with Industry Guide 7.  At December 31, 2018 and 2017, land and mineral rights include $27.4 million and $34.5 million, respectively, representing the carrying value of coal reserves attributable to properties where we or a third party to which we lease reserves are not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted.  We believe that the carrying value of these reserves will be recovered.  Our accounting for operating leases not currently capitalized is expected to change upon the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02"), as discussed below under New Accounting Standards Issued and Not Yet Adopted.

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

Long-Lived Assets—We review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based upon estimated undiscounted future cash flows.  To the extent the carrying amount is not recoverable, the amount of impairment is measured by the difference between the carrying value and the fair value of the asset (See Note 3 – Long-Lived Asset Impairments).

Intangibles—Intangibles subject to amortization include contracts with covenants not to compete, customer contracts acquired from other parties and mining permits.  Intangibles other than customer contracts are amortized on a straight-line basis over their useful life.  Intangibles for customer contracts are amortized on a per unit basis over the terms of the contracts.  Amortization expense attributable to intangibles was $6.9 million, $10.5 million and $18.1 million for the years ending December 31, 2018, 2017 and 2016, respectively.  Our intangibles are included in Prepaid expenses and other assets,  Other long-term assets,  Other current liabilities and Other liabilities on our consolidated balance sheets at December 31, 2018 and 2017.  Our intangibles are summarized as follows:

	December 31, 2018			December 31, 2017
		Accumulated	Intangibles,		Accumulated	Intangibles,
	Original Cost	Amortization	Net	Original Cost	Amortization	Net
	(in thousands)
Non-compete agreements	$9,697	$(8,385)	$1,312	$9,697	$(7,378)	$2,319
Customer contracts and other, net (1)	23,000	(16,293)	6,707	48,970	(36,462)	12,508
Mining permits	1,500	(241)	1,259	1,500	(178)	1,322
Total	$34,197	$(24,919)	$9,278	$60,167	$(44,018)	$16,149

(1)	Customer contracts of $26.0 million were fully amortized during the year ended December 31, 2018.

Amortization expense attributable to intangible assets is estimated as follows:

Year Ended December 31,	(in thousands)
2019	$7,763
2020	381
2021	63
2022	63
2023	63
Thereafter	945

Investments—Our investments and ownership interests in equity securities without readily determinable fair values in entities in which we do not have a controlling financial interest or significant influence are accounted for using a measurement alternative other than fair value which is historical cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same entity.  Distributions received on those investments are recorded as income unless those distributions are considered a return on investment, in which case the historical cost is reduced.  We account for our ownership interests in Kodiak Gas Services, LLC ("Kodiak") as equity securities without readily determinable fair values.  See Note 10 – Investments for further discussion of this investment.  In the first quarter of 2019, Kodiak redeemed our preferred interests and therefore Kodiak ceased to be an equity security investment.  See Note 23 – Subsequent Events for more information.

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

As of December 31, 2018, our equity method investments included AllDale I & II, both held through Cavalier Minerals, and AllDale Minerals III, LP ("AllDale III") which is held through Alliance Minerals.  AllDale III and AllDale I & II are collectively referred to as the "AllDale Partnerships."  See Note 10 – Investments for further discussion of these equity method investments.  In January 2019, ARLP acquired the general partner interests and all the limited partner interests not owned by Cavalier Minerals in AllDale I & II.  As a result, ARLP will consolidate AllDale I & II and no longer account for them as equity method investments.

We review our equity securities and equity method investments for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other-than-temporary.

Advance Royalties, net—Rights to coal mineral leases are often acquired and/or maintained through advance royalty payments.  Where royalty payments represent prepayments recoupable against future production, they are recorded as an asset, with amounts expected to be recouped within one year classified as a current asset.  As mining occurs on these leases, the royalty prepayments are charged to operating expenses. We assess the recoverability of royalty prepayments based on estimated future production. We have recorded a $15.3 million and $6.1 million allowance against these prepayments as of December 31, 2018 and 2017, respectively. Royalty prepayments estimated to be nonrecoverable are expensed.  Our Advance royalties, net are summarized as follows:

	December 31,
	2018	2017
	(in thousands)

Advance royalties, affiliates (see Note 18 – Related-Party Transactions)	$32,645	$32,993
Advance royalties, third-parties	11,552	11,177
Total advance royalties, net	$44,197	$44,170

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

Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are deferred and recorded in accumulated other comprehensive loss until amortized as a component of net periodic benefit cost. Unrecognized actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants' average remaining future years of service.

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

Revenue Recognition—Revenues from coal supply contracts with customers are recognized at the point in time when control of the coal passes to the customer.  We have determined that each ton of coal represents a separate and distinct performance obligation.  Our coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.  Transportation revenues represent the fulfillment costs incurred for the services provided to customers through third-party carriers and for which we are directly reimbursed.  Other sales and operating revenues primarily consist of transloading fees, administrative service revenues from our affiliates, mine safety services and products, other coal contract fees and other handling and service fees.  Performance obligations under these contracts are typically satisfied upon transfer of control of the goods or services to our customer which is determined by the contract and could be upon shipment or upon delivery.

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

Common Unit-Based Compensation—We have the Long-Term Incentive Plan ("LTIP") for certain employees and officers of MGP and its affiliates who perform services for us.  The LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the Chairman, President and CEO of MGP, subject to review and approval of the compensation committee of our general partner ("Compensation Committee").  Vesting of all grants outstanding is subject to the satisfaction of certain financial tests, which management currently believes is probable.  Grants issued to LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants.  We account for forfeitures of non-vested LTIP grants as they occur.  We expect to settle the non-vested LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy tax withholding obligations of the LTIP participants.  As provided under the distribution equivalent rights provisions of the LTIP and the terms of the LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or at the discretion of the

Compensation Committee, in lieu of cash, phantom units credited to a bookkeeping account with value, equal to the cash distributions we make to unitholders during the vesting period.

We utilize the Supplemental Executive Retirement Plan ("SERP") to provide deferred compensation benefits for certain officers and key employees. All allocations made to participants under the SERP are made in the form of "phantom" ARLP units and SERP distributions will be settled in the form of ARLP common units.  The SERP is administered by the Compensation Committee.

Our directors participate in the MGP Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan"). Pursuant to the Directors' Deferred Compensation Plan, for amounts deferred either automatically or at the election of the director, a notional account is established and credited with notional common units of ARLP, described in the Directors' Deferred Compensation Plan as "phantom" units.  Distributions from the Directors' Deferred Compensation Plan will be settled in the form of ARLP common units.

For both the SERP and Directors' Deferred Compensation Plan, when quarterly cash distributions are made with respect to ARLP common units, an amount equal to such quarterly distribution is credited to each participant's notional account as additional phantom units.  All grants of phantom units under the SERP and Directors' Deferred Compensation Plan vest immediately.

The fair value of restricted common unit grants under the LTIP, SERP and the Directors' Deferred Compensation Plan are determined on the grant date of the award and recognized as compensation expense on a pro rata basis for LTIP and SERP awards, as appropriate, over the requisite service period. Compensation expense is fully recognized on the grant date for quarterly distributions credited to SERP accounts and Directors' Deferred Compensation Plan awards. The corresponding liability is classified as equity and included in limited partners' capital in the consolidated financial statements (See Note 14 – Compensation Plans).

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

To determine a VIE's primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE's economic performance and determine whether it, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a

VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. See Note 9 – Variable Interest Entities for further information.

Anticipated New Significant Accounting Policies–  In January 2019, ARLP acquired the general partner interests and all of the limited partner interests not owned by Cavalier Minerals in AllDale I & II.  As a result of the transaction, ARLP obtained control of AllDale I & II requiring the modification or the adoption of new significant accounting policies as outlined below.  For more information on the transaction, see Note 23 – Subsequent Events.

Estimates

We will add the following significant estimates and assumptions to our estimates policy:

•	Oil & gas reserve quantities and carrying amounts; and
•	Determination of revenue accruals

Oil & Gas Reserve Quantities and Carrying Amounts

We will be wholly dependent on third-party operators to explore, develop, produce and operate the properties associated with our mineral interests.    We will adopt the successful efforts method of accounting for our oil & gas mineral interests. Under this method, costs to acquire mineral and royalty interests in oil & gas properties will be capitalized when incurred. Acquisitions of mineral interests that include producing oil & gas properties are considered business combinations and are recorded at their estimated fair value as of the acquisition date. The costs of mineral interests in unproved properties will be capitalized pending the results of exploration and leasing efforts by operators. As mineral interests in unproved properties are determined to be proved, the related costs will be transferred to proved oil & gas properties.

Mineral interests in oil & gas properties will be grouped using a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, which we may also refer to as a depletable unit. Mineral interests in proved oil & gas properties will be depleted based on the units-of-production method. Proved reserves are quantities of oil & gas that can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, under existing economic conditions, operating methods, and government regulations.

We will evaluate impairment of our mineral interests in proved properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation will be performed on a depletable unit basis. We will compare the undiscounted projected future cash flows expected in connection with a depletable unit to its unamortized carrying amount to determine recoverability. When the carrying amount of a depletable unit exceeds its estimated undiscounted future cash flows, the carrying amount will be written down to its fair value, which will be measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value will include estimates of proved reserves, future commodity prices, timing of future production, future expenditures, and a risk-adjusted discount rate.

Our mineral interests in unproved properties will also be assessed for impairment periodically on a depletable unit basis when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss will be recognized to the extent the carrying value exceeds the estimated recoverable value. The carrying value of unproved properties, including unleased mineral rights, will be determined based on management's assessment of fair value using factors similar to those previously noted for proved properties, as well as geographic and geologic data.

Upon the sale of a complete depletable unit, the book value thereof, less proceeds or salvage value, will be charged to income. Upon the sale or retirement of an aggregation of interests which make up less than a complete depletable unit, the proceeds will be credited to accumulated depreciation, depletion and amortization, unless doing so would significantly alter the depreciation, depletion and amortization rate of the depletable unit, in which case a gain or loss would be recorded.

Revenue Recognition

We will incorporate the following into our revenue recognition policy:

Oil & gas royalty revenues will be recognized at the point in time when control of the product is transferred to the purchaser by the lessee and collectability of the sales price is reasonably assured. Oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location. The royalty we will receive is tied to a market index, with certain adjustments based on, among other factors, whether a well connects to a gathering or transmission line, quality and heat content of the product, and prevailing supply and demand conditions.

We will also periodically earn revenue from lease bonuses. We will generate lease bonus revenue by leasing our mineral interests to exploration and production companies. A lease agreement represents our contract with a lessee which is generally an exploration and production company.  The contract will a) generally transfer the rights to any oil or gas discovered, b) grant us a right to a specified royalty interest from the lessee, and c) require the lessee to commence drilling and completion operations within a specified time period. Control of the minerals will transfer to the lessee and we will have satisfied our performance obligation when the lease agreement is executed, such that revenue will be recognized when the lease bonus payment is received. At the time we execute the lease agreement, we will expect to receive the lease bonus payment within a reasonable time, though in no case more than one year, such that we will not adjust the expected amount of consideration for the effects of any significant financing component.

As a non-operator, we will have limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we will be required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices from our properties will be estimated and recorded within the Trade receivables line item in our consolidated balance sheets.  Generally, the difference between our estimates and the actual amounts received for oil & gas royalty revenue will be recorded in the month that payment is received from the third-party purchaser.

New Accounting Standards Issued and Adopted– In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-07, Compensation–Retirement Benefits (Topic 715) ("ASU 2017-07").  ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost.  It also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The adoption of ASU 2017-07 did not have a material impact on our consolidated financial statements.  The new presentation requirements in the guidance were applied retrospectively to all periods presented using the amounts of other components of net benefit cost previously disclosed in prior period footnotes. The requirement under the guidance to only capitalize the service cost component was applied prospectively.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01").  ASU 2016-01 requires entities to measure equity investments, except those accounted for under the equity method and those that result in consolidation of the investee, at fair value and recognize any changes in fair value in net income. The guidance removes the cost method of accounting for equity investments without a readily determinable fair value, but provides a new measurement alternative where entities may choose to measure those investments at cost, less any impairment, plus or minus any changes resulting from observable price changes in transactions for the same issuer.  The adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09").  ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized.  The adoption of the standard did not have a material impact on our consolidated financial statements, but required expanded disclosures including presenting, by type and by segment, revenues for all periods presented and expected revenues by year for performance obligations that are unsatisfied or partially unsatisfied as of the date of presentation.  The standard allows for two methods of adoption: a full retrospective adoption method and a modified retrospective method.  We elected to use the modified retrospective method of adoption, which allows a cumulative effect adjustment to equity as of the date of adoption.  As there was no change in the recognition pattern of our revenues, we did not have a cumulative effect adjustment upon adoption of the standard.  See Note 11 – Revenue from Contracts with Customers for additional information.

New Accounting Standards Issued and Not Yet Adopted– In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking "expected loss" model that generally will result in earlier recognition of allowances for losses.  The new standard will require disclosure of significantly more information related to these items.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods.  We do not have a history of credit losses on our financial instruments, therefore we do not anticipate ASU 2016-13 will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 requires lessees to record right-to-use assets and corresponding lease liabilities on the balance sheet and disclosing key information about lease arrangements.  The new guidance will classify leases as either finance or operating (similar to the current standard's "capital" or "operating" classification), with classification affecting the pattern of income recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The FASB continues to issue clarifications, updates and implementation guidance to ASU 2016-02 which we continue to monitor, such as ASU 2018-01, Leases (Topic 842) ("ASU 2018-01") and ASU 2018-11, Leases (Topic 842) ("ASU 2018-11") which provides practical expedients for transition to Topic 842.  ASU 2018-01 allows for companies that did not previously recognize land easements as leases to continue this practice for existing leases, but will still require the evaluation of new lease arrangements, including land easements.  ASU 2018-11 provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented and permits lessors to not separate nonlease components from the associated lease component if certain conditions are met.  We will elect to apply this option at the adoption date.

We established an assessment team to determine the effect of adopting ASU 2016-02.  As part of the assessment process, management has provided education and guidance to business units regarding the new standard.  We have completed our review of our current population of leases and continue our efforts to update the population for new leases. We have also developed internal controls and systems for our implementation and ongoing accounting for leases.  We will recognize lease liabilities and offsetting right-of-use assets of approximately $25 million in our consolidated balance sheets for operating leases upon adoption on January 1, 2019.

3.LONG-LIVED ASSET IMPAIRMENTS

In connection with our budgeting process in the fourth quarter, it was determined that, within our Illinois Basin segment, our Dotiki mine is expected to incur a reduction and related uncertainty in its economic mine life.  Accordingly, we adjusted the carrying value of Dotiki's assets of $85.3 million to their fair value of $51.0 million resulting in an impairment charge of $34.3 million.  Also within our Illinois Basin segment, a decrease in the fair value of an option entitling us to lease certain coal reserves resulted in an impairment charge of $6.2 million in the fourth quarter of 2018.

The fair value of Dotiki's assets was determined using a combination of market and income approaches, both of which represent Level 3 fair value measurements under the fair value hierarchy. The fair value analysis used assumptions of marketability of certain assets as well as discounted cash flows over the remaining life of the mine.

See Note 2 – Summary of Significant Accounting Policies – Long-Lived Assets for more information on our accounting policy for asset impairments.

4.INVENTORIES

Inventories consist of the following:

	December 31,
	2018	2017
	(in thousands)

Coal	$20,929	$22,825
Supplies (net of reserve for obsolescence of $5,453 and $5,149, respectively)	38,277	37,450
Total inventories, net	$59,206	$60,275

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for inventories.

5.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2018	2017
	(in thousands)

Mining equipment and processing facilities	$1,851,479	$1,847,037
Land and mineral rights	445,411	449,152
Buildings, office equipment and improvements	287,053	310,167
Construction and mine development in progress	71,190	47,223
Mine development costs	270,675	280,609
Property, plant and equipment, at cost	2,925,808	2,934,188
Less accumulated depreciation, depletion and amortization	(1,513,450)	(1,457,532)
Total property, plant and equipment, net	$1,412,358	$1,476,656

At December 31, 2018 and 2017, there were no capitalized development costs associated with mines in the development phase.  All past capitalized development costs are associated with mines that shifted to the production phase and thus, these costs are being amortized.  We believe that the carrying value of the past development costs will be recovered.  For information regarding long-lived asset impairments please see Note 3 – Long-Lived Asset Impairments.

Equipment leased by us under lease agreements which are determined to be capital leases are stated at an amount equal to the present value of the minimum lease payments during the lease term, less accumulated amortization.  Equipment under capital leases included in mining equipment is amortized on the straight-line method over the shorter of its useful life or the related lease term.  The provision for amortization of leased properties is included in depreciation, depletion and amortization expense.  Capital leases included in mining equipment and related accumulated amortization are as follows:

	December 31,
	2018	2017
	(in thousands)
Capital leases in mining equipment	$141,019	$140,929
Accumulated amortization of capital leases	(74,576)	(55,603)
Net capital leases in mining equipment	$66,443	$85,326

Amortization expense related to our capital leases was $19.0 million, $24.9 million, and $27.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for property, plant and equipment.

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	December 31,		December 31,
	2018	2017	2018	2017
	(in thousands)
Revolving Credit facility	$175,000	$30,000	$(5,203)	$(7,356)
Senior notes	400,000	400,000	(5,793)	(6,707)
Securitization facility	92,000	72,400	—	—
	667,000	502,400	(10,996)	(14,063)
Less current maturities	(92,000)	(72,400)	—	—
Total long-term debt	$575,000	$430,000	$(10,996)	$(14,063)

Credit Facility.  On January 27, 2017, our Intermediate Partnership entered into a Fourth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $494.75 million revolving credit facility, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), with a termination date of May 23, 2021.  We incurred debt issuance costs in 2017 of $9.2 million in connection with the Credit Agreement. These debt issuance costs are deferred and amortized as a component of interest expense over the term of the Revolving Credit Facility.

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 4.88% as of December 31, 2018.  At December 31, 2018, we had $9.3 million of letters of credit outstanding with $310.5 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.98 to 1.0 and 17.8 to 1.0, respectively, for the trailing twelve months ended December 31, 2018.  We remain in compliance with the covenants of the Credit Agreement as of December 31, 2018.

Senior Notes. On April 24, 2017, the Intermediate Partnership and Alliance Finance (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership, issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the Senior Notes.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem the Senior Notes at a redemption price equal to the principal amount of the Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.  The net proceeds from issuance of the Senior Notes and cash on hand were used to repay previous debt obligations (including a make-whole payment of $8.1 million).  We incurred discount and debt issuance costs of $7.3 million in connection with issuance of the Senior Notes.  These costs are deferred and are currently being amortized as a component of interest expense over the Term.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate. In January 2018, we extended the term of the Securitization Facility to January 2019.  It was renewed in January 2019 and now matures in January 2020.  At December 31, 2018, we had $92.0 million outstanding under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see Note 9 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  The commitment under the Cavalier Credit Facility is reduced by any distributions received from Cavalier Minerals' investment in AllDale II.  As of December 31, 2018, the commitment under the Cavalier Credit Facility was $74.4 million.  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II", the parent of ARH), (b) an entity owned by an officer of ARH who is also a director of ARH II ("ARH Officer") and (c) foundations established by the Chairman, President and CEO of MGP and Kathleen S. Craft.  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6.0% with interest payable quarterly, and mature on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of any principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale I & II.   Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement. As of December 31, 2018, Cavalier Minerals had not drawn on the Cavalier Credit Facility.  Alliance Minerals has the right to require Cavalier Minerals to draw the full amount available under the Cavalier Credit Facility and distribute the proceeds to the members of Cavalier Minerals, including Alliance Minerals.

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At December 31, 2018, we had $5.0 million in letters of credit outstanding under this agreement.

Aggregate maturities of long-term debt are payable as follows:

Year Ended
December 31,	(in thousands)
2019	$92,000
2020	—
2021	175,000
2022	—
2023	—
Thereafter	400,000
$667,000

7.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Long-term debt	$—	$669,864	$—	$—	$541,147	$—
Total	$—	$669,864	$—	$—	$541,147	$—

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

8.PARTNERS' CAPITAL

Distributions

We distribute 100% of our available cash that is not used for unit repurchases within 45 days after the end of each quarter to unitholders of record.  Available cash is generally defined in the partnership agreement as all cash and cash equivalents on hand at the end of each quarter less reserves established by MGP in its reasonable discretion for future cash requirements.  These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions.

Prior to the Exchange Transaction in July 2017 (See Note 1 – Organization and Presentation – Partnership Simplification), as quarterly distributions of available cash exceeded certain target distribution levels, MGP received incentive distributions based on specified increasing percentages of the available cash that exceeded the target distribution levels.  MGP was entitled to receive 15% of the amount we distributed in excess of $0.1375 per unit, 25% of the amount we distributed in excess of $0.15625 per unit, and 50% of the amount we distributed in excess of $0.1875 per unit.  During the years ended December 31, 2017 and 2016, we paid to MGP incentive distributions of $37.6 million and $92.0 million, respectively. Beginning with distributions paid in the third quarter of 2017, we no longer make distributions with respect to the IDRs. The following table summarizes the quarterly per unit distribution paid during the respective quarter:

	Year Ended December 31,
	2018	2017	2016
First Quarter	$0.5100	$0.4375	$0.6750
Second Quarter	$0.5150	$0.4375	$0.4375
Third Quarter	$0.5200	$0.5000	$0.4375
Fourth Quarter	$0.5250	$0.5050	$0.4375

On January 28, 2019, we declared a quarterly distribution of $0.53 per unit, totaling approximately $67.7 million, on all our common units outstanding, which was paid on February 14, 2019, to all unitholders of record on February 7, 2019.

Exchange Transaction

On July 28, 2017, as part of the Exchange Transaction discussed in Note 1 – Organization and Presentation – Partnership Simplification, MGP contributed to ARLP all of its IDRs and its 0.99% managing general partner interest in ARLP in exchange for 56,100,000 ARLP common units and a non-economic general partner interest in ARLP.  In conjunction with this transaction and on the same economic basis as MGP, SGP also contributed to ARLP its 0.01% general partner interests in both ARLP and the Intermediate Partnership in exchange for 28,141 ARLP common units.

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

The Simplification Transactions are accounted for prospectively as an exchange of equity interests between entities under common control. Since ARLP and AHGP were under common control both before and after the Simplification Transactions, no fair value adjustment was made to the assets or liabilities of AHGP and its subsidiaries and no gain or loss was recognized on our consolidated financial statements.

Unit Repurchase Program

In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  As of December 31, 2018, we had repurchased and retired 3,684,075 units at an average unit price of $19.16 for an aggregate purchase price of $70.6 million.  Total units repurchased includes the repurchase and retirement of 35 units representing fractional units as part of the Simplification Transactions which are not part of the unit repurchase program.

Affiliated Entity Contributions

An affiliated entity controlled by Mr. Craft and its members made capital contributions of $2.1 million, $1.0 million and $1.0 million during the years ended December 31, 2018, 2017 and 2016, respectively, for the purpose of funding certain general and administrative expenses.  On June 29, 2018, the members of this affiliated entity also contributed 467,018 ARLP common units for similar purposes.

9.VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, our subsidiary, Alliance Minerals, and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals, which was formed to indirectly acquire oil & gas mineral interests, initially through its 71.7% noncontrolling ownership interest in AllDale I and subsequently through its 72.8% noncontrolling ownership interest in AllDale II.  Bluegrass Minerals is owned and controlled by the ARH Officer discussed in Note 6 – Long-Term Debt.  Alliance Minerals and Bluegrass Minerals initially committed funding of $48.0 million and $2.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed funding of $49.0 million to AllDale I. On October 6, 2015, Alliance Minerals and Bluegrass Minerals committed to fund an additional $96.0 million and $4.0 million, respectively, to Cavalier Minerals, and Cavalier Minerals committed to fund $100.0 million to AllDale II. Alliance Minerals and Bluegrass Minerals contributed $143.0 million and $6.0 million, respectively, to Cavalier Minerals, which sufficiently completed funding to Cavalier Minerals for these commitments.

In accordance with the Cavalier Agreement, Bluegrass Minerals is entitled to receive an incentive distribution from Cavalier Minerals equal to 25% of all distributions (including in liquidation) after all members have recovered their investment.  The incentive distributions, if any, will be reduced by all distributions received by Bluegrass Minerals or its owner from the former general partners of AllDale I & II.  Distributions paid to Alliance Minerals and Bluegrass Minerals from Cavalier Minerals are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Alliance Minerals	$22,160	$24,385	$4,546
Bluegrass Minerals	924	1,016	189

Alliance Minerals' ownership interest in Cavalier Minerals at December 31, 2018 and 2017 was 96%. The remainder of the equity ownership, and the incentive distribution described above, is held by Bluegrass Minerals.  We have consolidated Cavalier Minerals' financial results as we concluded that Cavalier Minerals is a VIE and we are the primary beneficiary because neither Bluegrass Minerals nor Alliance Minerals individually has both the power and the benefits related to Cavalier Minerals and we are most closely aligned with Cavalier Minerals through our substantial equity ownership.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as Noncontrolling interest in our consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as Noncontrolling interest in our consolidated statements of income.

On January 3, 2019, ARLP acquired the general partner interests and all of the limited partner interests not owned by Cavalier Minerals in AllDale I & II.  As a result, ARLP will consolidate AllDale I & II in future periods.  See Note 23 – Subsequent Events for further information.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), a wholly owned subsidiary of SGP, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by the Chairman, President and CEO of MGP entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 6 – Long-Term Debt, who is also an employee of SGP Land and trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  See Note 18 – Related-Party Transactions for further information on our lease terms with WKY CoalPlay.

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

Alliance Coal and the Intermediate Partnership

Alliance Coal is a limited liability company designed to operate as the operating subsidiary of the Intermediate Partnership and holds the interests in the mining operations and ASI.  The Intermediate Partnership is a limited partnership that holds the non-managing member interest in Alliance Coal and the sole member interests in Alliance Resource Properties, Alliance Minerals and other entities.  Both the Intermediate Partnership and Alliance Coal were designed to operate as the coal operating subsidiaries of ARLP and to distribute available cash to ARLP so that ARLP can distribute available cash to its partners.  Prior to the Simplification Transactions discussed in Note 1 – Organization and Presentation, both Alliance Coal and the Intermediate Partnership were consolidated variable interest entities with ARLP being the primary beneficiary.  In connection with the Simplification Transactions, Alliance Coal and the Intermediate Partnership became wholly owned subsidiaries of ARLP and are no longer variable interest entities.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for variable interest entities.

10.INVESTMENTS

AllDale Partnerships

In November 2014, Alliance Minerals indirectly invested in AllDale I & II through its investment in Cavalier Minerals (see Note 9 – Variable Interest Entities).  AllDale I & II own oil & gas mineral interests in various geographic locations within producing basins in the continental United States.  In February 2017, Alliance Minerals committed to directly invest $30.0 million in AllDale III rather than through its investment in Cavalier Minerals, and as of December 31, 2018, Alliance Minerals had no remaining commitment to AllDale III.  AllDale III has acquired oil & gas mineral interests in the same geographic locations as AllDale I & II.  Alliance Minerals and Cavalier Minerals are included in our Other and Corporate category (see Note 21 – Segment Information).  We account for our ownership interest in the income or loss of the AllDale Partnerships as equity method investments.  We record equity income or loss based on the AllDale Partnerships' individual distribution structures.  The changes in our aggregate equity method investment in the AllDale Partnerships were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning balance	$147,964	$138,817	$64,509
Contributions	15,600	20,688	76,797
Equity method investment income	22,189	13,860	3,543
Distributions received	(24,444)	(25,401)	(6,032)
Ending balance	$161,309	$147,964	$138,817

On January 3, 2019, ARLP acquired the general partner interests and all of the limited partner interests not owned by Cavalier Minerals in AllDale I & II.  Beginning in 2019, AllDale I & II will be consolidated by ARLP and no longer accounted for as equity method investments.  Beginning in 2019, the AllDale Partnerships will be included in a new Royalty reportable segment.  See Note 23 – Subsequent Events for further information.

Kodiak

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak, a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  This structured investment provides us with a quarterly cash or payment-in-kind return.  Our ownership interests in Kodiak are senior to all other Kodiak equity interests and subordinate only to Kodiak's senior secured debt facility.  We accounted for our ownership interests in Kodiak as equity securities without readily determinable fair values.  It is not practicable to estimate the fair value of our investment in Kodiak because of the lack of a quoted market price for our ownership interests, therefore we use a measurement alternative other than fair value to account for our investment.  The changes in our investment in Kodiak were as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$106,398	$—
Contributions	—	100,000
Payment-in-kind distributions received	15,696	6,398
Ending balance	$122,094	$106,398

On February 8, 2019, Kodiak redeemed our preferred interests for $135.0 million cash.  See Note 23 – Subsequent Events for more information.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for equity investments.

11.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 21 – Segment Information.

	Illinois		Other and
	Basin	Appalachia	Corporate	Elimination	Consolidated
	(in thousands)
Year Ended December 31, 2018

Coal sales	$1,197,143	$635,530	$43,393	$(31,258)	$1,844,808
Transportation revenues	106,947	5,435	3	—	112,385
Other sales and operating revenues	975	3,000	58,065	(16,376)	45,664
Total revenues	$1,305,065	$643,965	$101,461	$(47,634)	$2,002,857

Year Ended December 31, 2017

Coal sales	$1,078,255	$616,305	$74,973	$(58,419)	$1,711,114
Transportation revenues	35,585	6,115	—	—	41,700
Other sales and operating revenues	1,638	3,621	54,070	(15,923)	43,406
Total revenues	$1,115,478	$626,041	$129,043	$(74,342)	$1,796,220

Year Ended December 31, 2016

Coal sales	$1,306,241	$534,796	$86,174	$(65,423)	$1,861,788
Transportation revenues	23,233	6,714	164	—	30,111
Other sales and operating revenues	7,686	3,404	46,216	(17,752)	39,554
Total revenues	$1,337,160	$544,914	$132,554	$(83,175)	$1,931,453

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2018 and disaggregated by segment and contract duration.

				2022 and
	2019	2020	2021	Thereafter	Total
	(in thousands)

Illinois Basin coal revenues	$995,254	$475,128	$193,355	$—	$1,663,737
Appalachia coal revenues	523,068	245,038	34,373	14,647	817,126
Other and Corporate coal revenues	22,666	—	—	—	22,666
Elimination	(17,035)	—	—	—	(17,035)
Total coal revenues (1)	$1,523,953	$720,166	$227,728	$14,647	$2,486,494

(1) Coal revenues consists of coal sales and transportation revenues.

12.NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per unit ("EPU").  After the Simplification Transactions, net income of ARLP is only allocated to limited partners and participating securities under deferred compensation plans.  Prior to the Simplification Transactions, net income of ARLP was allocated to the general partners, limited partners and participating securities under deferred compensation plans in accordance with their respective partnership ownership percentages, after giving effect to any special income or expense allocations.  Prior to the Exchange Transaction, net income of ARLP was also allocated to our general partner, MGP, for incentive distributions.  Please see Note 1 – Organization and Presentation for more information on the Simplification Transactions and the Exchange Transaction.

Our participating securities under deferred compensation plans include rights to nonforfeitable distributions or distribution equivalents. Our participating securities are outstanding awards under our LTIP and phantom units in notional accounts under our SERP and the Directors' Deferred Compensation Plan.

In connection with the Exchange Transaction, ARLP amended its partnership agreement to reflect, among other things, cancellation of the IDRs and the economic general partner interest in ARLP and issuance of a non-economic general partner interest to MGP.  The IDR provisions of our partnership agreement prior to the Exchange Transaction are outlined in Note 8 – Partners' Capital.  Beginning with distributions declared for the three months ended June 30, 2017, we no longer make distributions with respect to the IDRs.

As a result of the Simplification Transactions, MGP no longer holds economic interests in the Intermediate Partnership or Alliance Coal.  We no longer make distributions or allocate income and losses to MGP in our calculation of EPU.

The following is a reconciliation of net income of ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per unit data)
Net income of ARLP	$366,604	$303,638	$339,398
Adjustments:
MGP's priority distributions (1)	—	(19,216)	(76,636)
General partners' equity ownership (1)	(1,560)	(3,688)	(5,275)
General partners' special allocation of certain general and administrative expenses (2)	—	1,000	1,000

Limited partners' interest in net income of ARLP	365,044	281,734	258,487

Less:
Distributions to participating securities	(5,114)	(4,339)	(3,391)
Undistributed earnings attributable to participating securities	(1,641)	(1,026)	(3,281)

Net income of ARLP available to limited partners	$358,289	$276,369	$251,815

Weighted-average limited partner units outstanding – basic and diluted	130,758	98,708	74,354

Basic and diluted net income of ARLP per limited partner unit (3)	$2.74	$2.80	$3.39

(1)

Amounts for 2018 reflect the impact of the Simplification Transactions which ended net income allocations and quarterly cash distributions to MGP after May 31, 2018.  Amounts for 2017 reflect the impact of the Exchange Transaction ending distributions that would have been paid for the IDRs and a 0.99% general partner interest in ARLP, both of which were held by MGP prior to the Exchange Transaction.  For the time period between the Exchange Transaction and the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus received quarterly distributions and income and loss allocations during this time period.

(2)

Prior to the Simplification Transactions, MGP made capital contributions of $1.0 million each year during 2017 and 2016 to Alliance Coal for the purpose of funding certain general and administrative expenses.  As provided under our partnership agreement, we made special allocations to MGP of certain general and administrative expenses equal to its contributions.  Net income of ARLP allocated to the limited partners was not burdened by this expense.

(3)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method.  Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  For the year ended December 31, 2018, 2017 and 2016, the combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,658,908,  1,466,404 and 922,386, respectively, were considered anti-dilutive under the treasury stock method.

On a pro forma basis, as if the Exchange Transaction and the Simplification Transactions had taken place on January 1, 2016, the reconciliation of net income of ARLP to basic and diluted earnings per unit and the weighted-average units used in computing EPU are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per unit data)
Net income of ARLP	$366,604	$303,638	$339,398
Pro forma adjustments (1)	(1,265)	(1,943)	(2,985)
Pro forma net income of ARLP	365,339	301,695	336,413
Less:
Distributions to participating securities	(5,114)	(4,339)	(3,391)
Undistributed earnings attributable to participating securities	(1,627)	(680)	(1,548)

Net income of ARLP available to limited partners (2)	$358,598	$296,676	$331,474

Weighted-average limited partner units outstanding – basic and diluted (2)	131,310	132,024	131,805

Pro forma basic and diluted net income of ARLP per limited partner unit (3)	$2.73	$2.25	$2.51

(1)

Pro forma adjustments to the net income of ARLP primarily represent the elimination of administrative service revenues from AHGP and the inclusion of general and administrative expenses incurred at AHGP.

(2)

Net income of ARLP available to limited partners reflects net income allocations made for all periods presented based on the ownership structure subsequent to the Simplification Transactions.  Accordingly, no general partner income allocations are presented above.  Pro forma amounts above also reflect weighted average units outstanding as if the issuance of 56,128,141 ARLP common units in the Exchange Transaction and 1,322,388 ARLP common units in the Simplification Transactions applied to all periods presented.

(3)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method.  Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  For the year ended December 31, 2018, 2017 and 2016, the combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,658,908,  1,466,404 and 922,386, respectively, were considered anti-dilutive under the treasury stock method.

.

13.EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Our eligible employees currently participate in a defined contribution profit sharing and savings plan ("PSSP") that we sponsor.  The PSSP covers all regular full-time employees.  PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We make matching contributions based on a percent of an employee's eligible compensation and also make an additional non-matching contribution.  Our contribution expense for the PSSP was approximately $19.9 million, $18.7 million and $18.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Benefit Plan—Eligible employees at certain of our mining operations participate in a defined benefit plan (the "Pension Plan") that we sponsor. The Pension Plan is closed to new applicants and was amended in 2016 to remove any future benefit accruals for service effective January 31, 2017.  The amendment did not materially affect pension benefits accrued prior to January 31, 2017.  All participants can participate in enhanced benefits provisions under the PSSP.  The benefit formula for the Pension Plan is a fixed-dollar unit based on years of service.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2018 and 2017 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements:

	December 31,
	2018	2017
	(dollars in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$127,298	$113,482
Interest cost	4,462	4,587
Actuarial (gain) loss	(8,562)	13,501
Benefits paid	(4,240)	(4,272)
Benefit obligations at end of year	118,958	127,298

Change in plan assets:
Fair value of plan assets at beginning of year	81,981	71,412
Employer contribution	4,187	2,971
Actual return on plan assets	(6,105)	11,870
Benefits paid	(4,240)	(4,272)
Fair value of plan assets at end of year	75,823	81,981
Funded status at the end of year	$(43,135)	$(45,317)

Amounts recognized in balance sheet:
Non-current liability	$(43,135)	$(45,317)

Amounts recognized in accumulated other comprehensive income consists of:
Prior service cost	$(1,126)	$(1,312)
Net actuarial loss	(41,697)	(41,979)
	$(42,823)	$(43,291)

Weighted-average assumption to determine benefit obligations as of December 31,
Discount rate	4.17%	3.54%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	3.54%	4.06%
Expected return on plan assets	7.00%	7.00%

The actuarial gain component of the change in benefit obligation in 2018 was primarily attributable to an increase in the discount rate compared to December 31, 2017 and updated mortality tables, offset in part by decreases in expected retirements and other demographic changes.  The actuarial loss component of the change in benefit obligation in 2017 was primarily attributable to a decrease in the discount rate compared to December 31, 2016 and updated retirement and withdrawal rates, offset in part by improved life expectancies.

The expected long-term rate of return used to determine our pension liability is based on a 1.5% active management premium in addition to an asset allocation assumption of:

Asset allocation
As of December 31, 2018	assumption
Equity securities	62%
Fixed income securities	33%
Real estate	5%
100%

The actual return on plan assets was (6.7)% and 18.0% for the years ended December 31, 2018 and 2017, respectively.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$2,205
Interest cost	4,462	4,587	4,493
Expected return on plan assets	(5,784)	(4,978)	(5,138)
Amortization of prior service cost	186	186	—
Amortization of net loss	3,608	3,054	2,952
Net periodic benefit cost (1)	$2,472	$2,849	$4,512

(1)	Nonservice components of net periodic benefit cost are included in the Other expense line item within our consolidated statements of income (see Note 2 – Summary of Significant Accounting Policies).

	Year Ended December 31,
	2018	2017
	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive loss:
Net actuarial loss	$(3,326)	$(6,610)
Reversal of amortization item:
Prior service cost	186	186
Net actuarial loss	3,608	3,054
Total recognized in accumulated other comprehensive loss	468	(3,370)
Net periodic benefit cost	(2,472)	(2,849)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(2,004)	$(6,219)

Estimated future benefit payments as of December 31, 2018 are as follows:

Year Ended
December 31,	(in thousands)

2019	$4,870
2020	5,257
2021	5,666
2022	6,016
2023	6,254
2024-2028	34,153
$62,216

We expect to contribute $5.3 million to the Pension Plan in 2019.

The Compensation Committee has appointed an investment manager with full investment authority with respect to Pension Plan investments subject to investment guidelines and compliance with ERISA or other applicable laws.  The investment manager employs a series of asset allocation strategy phases to glide the portfolio risk commensurate with both plan characteristics and market conditions.  The objective of the allocation policy is to reach and maintain fully funded status.  The total portfolio allocation will be adjusted as the funded ratio of the Pension Plan changes and market conditions warrant.  The target allocation includes investments in equity and fixed income commingled investment funds.  Total account performance is reviewed at least annually, using a dynamic benchmark approach to track investment performance.  General asset allocation guidelines at December 31, 2018 are as follows:

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

The following information discloses the fair values of our Pension Plan assets by asset category:

	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents (a)	$5,277	$1,439

Commingled investment funds measured at net asset value (b):
Equities - United States large-cap	21,862	26,031
Equities - United States small-cap	5,259	6,120
Equities - International developed markets	10,593	15,015
Equities - International emerging markets	4,808	6,528
Fixed income - Investment grade	15,777	13,546
Fixed income - High yield	4,508	4,325
Real estate	5,034	3,754
Other	2,705	5,223
Total	$75,823	$81,981

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

14.COMPENSATION PLANS

Long-Term Incentive Plan

We maintain the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  The LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the Chairman, President and CEO of MGP, subject to review and approval of the Compensation Committee.  Vesting of all grants outstanding is subject to the satisfaction of certain financial tests, which management currently believes is probable.  Grants issued to LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants.  We account for forfeitures of non-vested LTIP grants as they occur.  We expect to settle the non-vested LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with value equal to the cash distributions we make to unitholders during the vesting period.

A summary of non-vested LTIP grants is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2016	939,793	$36.80	$12,678
Granted	960,992	12.38
Vested (1)	(284,272)	31.51
Forfeited	(11,765)	26.39
Non-vested grants at December 31, 2016	1,604,748	23.19	36,027
Granted	475,310	23.17
Vested (1)	(350,516)	40.73
Forfeited	(35,516)	20.01
Non-vested grants at December 31, 2017	1,694,026	19.62	33,372
Granted	511,305	20.40
Vested (1)	(331,502)	34.61
Forfeited	(45,749)	17.40
Non-vested grants at December 31, 2018	1,828,080	17.18	31,699

(1)

During the years ended December 31, 2018, 2017 and 2016, we issued 191,858,  222,011 and 176,319, respectively, unrestricted common units to the LTIP participants.  The remaining vested units were settled in cash primarily to satisfy tax withholding obligations of the LTIP participants.

For the years ended December 31, 2018, 2017 and 2016, our LTIP expense was $10.8 million, $11.0 million and $12.7 million, respectively.  The total obligation associated with the LTIP as of December 31, 2018 and 2017 was $20.8 million and $21.8 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets.  As of December 31, 2018, there was $10.6 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 0.8 years.

On January 23, 2019, the Compensation Committee determined that the vesting requirements for the 2016 grants of 885,381 restricted units (which was net of 75,611 forfeitures and previously settled units) had been satisfied as of January 1, 2019. As a result of this vesting, on February 8, 2019, we issued 596,650 unrestricted common units to the LTIP participants. The remaining units were settled in cash to satisfy tax withholding obligations of the LTIP participants.  On January 23, 2019, the Compensation Committee also authorized additional grants of 601,644 restricted units, of which 586,644 units were granted.

After consideration of the January 1, 2019 vesting and subsequent issuance of 596,650 common units, approximately 1.9 million units remain available under the LTIP for issuance in the future, assuming all grants issued in 2019, 2018 and 2017 and currently outstanding are settled with common units, without reduction for tax withholding, no future forfeitures occur and DERs continue being paid in cash versus additional phantom units.

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

A summary of SERP and Directors' Deferred Compensation Plan activity is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2016	429,141	$32.25	$5,789
Granted	74,799	16.31
Issued	(9,922)	33.76
Phantom units outstanding as of December 31, 2016	494,018	29.77	11,091
Granted	67,766	20.38
Phantom units outstanding as of December 31, 2017	561,784	28.64	11,067
Granted	84,417	18.78
Issued (1)	(10,364)	27.92
Phantom units outstanding as of December 31, 2018	635,837	27.34	11,025

(1)

During the year ended December 31, 2018, we issued 7,181 ARLP common units to a participant under the SERP.  Units issued to this participant were net of units settled in cash to satisfy tax withholding obligations.

Total SERP and Directors' Deferred Compensation Plan expense was $1.6 million, $1.4 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018 and 2017, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $17.4 million and $16.1 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets.    On January 9, 2019, we provided 115,484 ARLP common units to a director under the Directors' Deferred Compensation Plan.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for unit-based compensation.

15.SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash Paid For:
Interest	$38,450	$31,692	$29,274
Income taxes	$34	$210	$10

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$14,585	$15,636	$8,232
Assets acquired by capital lease	$835	$—	$37,089
Market value of common units issued under deferred compensation plans before tax withholding requirements	$6,142	$8,149	$3,642

16.ASSET RETIREMENT OBLIGATIONS

The majority of our operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations require, among other things, restoration of property in accordance with specified standards and an approved reclamation plan.

The following table presents the activity affecting the asset retirement and mine closing liability:

	Year Ended December 31,
	2018	2017
	(in thousands)

Beginning balance	$130,600	$125,701
Accretion expense	3,926	3,793
Payments	(2,392)	(1,046)
Allocation of liability associated with acquisitions, mine development and change in assumptions	4,980	2,152
Ending balance	$137,114	$130,600

For the year ended December 31, 2018, the allocation of liability associated with acquisition, mine development and change in assumptions was a net increase of $5.0 million.  This net increase was attributable to the expansion of refuse sites primarily at the Hamilton and Tunnel Ridge mines, partially offset by decreased cost estimates for water related treatment at the Mettiki mine and completion of certain reclamation obligations at the Hopkins County Coal mining complex.

For the year ended December 31, 2017, the allocation of liability associated with acquisition, mine development and change in assumptions was a net increase of $2.2 million.  This increase was attributable to the net impact of increased expansion of refuse sites primarily at the Hamilton and River View mines, offset in part by current estimates of the costs and scope of remaining reclamation work and reclamation work completed.

The impact of discounting our estimated cash flows resulted in reducing the accrual for asset retirement obligations by $100.3 million and $114.0 million at December 31, 2018 and 2017, respectively. Estimated payments of asset retirement obligations as of December 31, 2018 are as follows:

Year Ended
December 31,	(in thousands)

2019	$9,459
2020	3,807
2021	3,279
2022	4,511
2023	2,684
Thereafter	213,675
Aggregate undiscounted asset retirement obligations	237,415
Effect of discounting	(100,301)
Total asset retirement obligations	137,114
Less: current portion	(9,459)
Asset retirement obligations	$127,655

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and are typically renewable on a yearly basis.  As of December 31, 2018 and 2017, we had approximately $169.3 million and $172.9  million, respectively, in surety bonds outstanding to secure the performance of our reclamation obligations.

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

The following is a reconciliation of the changes in workers' compensation liability (including current and long-term liability balances):

	December 31,
	2018	2017
	(in thousands)
Beginning balance	$54,439	$48,131
Accruals increase	7,654	17,066
Payments	(10,837)	(10,769)
Interest accretion	1,454	1,681
Valuation gain	(3,171)	(1,670)
Ending balance	$49,539	$54,439

The discount rate used to calculate the estimated present value of future obligations for workers' compensation was 3.89% and 3.22% at December 31, 2018 and 2017, respectively.

The 2018 valuation gain was primarily attributable to an increase in the discount rate used to calculate the estimated present value of future obligations as well as favorable changes in claims development.  The 2017 valuation gain was primarily attributable to favorable changes in claims development partially offset by the decrease in the discount rate used to calculate the estimated present value of future obligations.

As of December 31, 2018 and 2017, we had $82.5 million and $89.2 million, respectively, in surety bonds and letters of credit outstanding to secure workers' compensation obligations.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for the particular claim year have been met.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of December 31, 2018 and 2017 are $8.1 million and $9.0 million, respectively. Our receivables are included in Other long-term assets on our consolidated balance sheets.

The following is a reconciliation of the changes in pneumoconiosis benefit obligations:

	December 31,
	2018	2017
	(in thousands)

Benefit obligations at beginning of year	$74,859	$64,988
Service cost	2,525	2,255
Interest cost	2,542	2,555
Actuarial (gain) loss	(4,599)	7,938
Benefits and expenses paid	(3,232)	(2,877)
Benefit obligations at end of year	$72,095	$74,859

The following is a reconciliation of the changes in the pneumoconiosis benefit obligation recognized in accumulated other comprehensive loss:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Net actuarial gain (loss)	$4,599	$(7,938)	$(205)
Reversal of amortization item:
Net actuarial (gain) loss	2	(2,092)	(2,643)
Total recognized in accumulated other comprehensive loss	$4,601	$(10,030)	$(2,848)

The discount rate used to calculate the estimated present value of future obligations for pneumoconiosis benefits was 4.13%,  3.49% and 3.97% at December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Amount recognized in accumulated other comprehensive loss consists of:
Net actuarial loss (gain)	$4,047	$8,648	$(1,382)

The actuarial gain component of the change in benefit obligations in 2018 was primarily attributable to an increase in the discount rate used to calculate the estimated present value of the future obligations, a decrease in the assumed future medical benefit and expense levels, and demographic changes in the at-risk population.  The actuarial loss component of the change in benefit obligations in 2017 was primarily attributable to the decrease in the discount rate used to calculate the estimated present value of the future obligations, an increase in the assumed future medical benefits, and closure of a state fund which historically shared indemnity costs on state pneumoconiosis claims.

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for pneumoconiosis and workers' compensation benefits:

	December 31,
	2018	2017
	(in thousands)

Workers' compensation claims	$49,539	$54,439
Pneumoconiosis benefit claims	72,095	74,859
Total obligations	121,634	129,298
Less current portion	(11,137)	(10,729)
Non-current obligations	$110,497	$118,569

Both the pneumoconiosis benefit and workers' compensation obligations were unfunded at December 31, 2018 and 2017.

The pneumoconiosis benefit and workers' compensation expense consists of the following components:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Black lung benefits:
Service cost	$2,525	$2,255	$2,578
Interest cost (1)	2,542	2,555	2,506
Net amortization (1)	2	(2,092)	(2,643)
Total pneumoconiosis expense	5,069	2,718	2,441
Workers' compensation expense	11,270	12,215	9,063
Net periodic benefit cost	$16,339	$14,933	$11,504

________________________________________

(1)	Interest cost and net amortization is included in the Other expense line item within our consolidated statements of income (see Note 2 – Summary of Significant Accounting Policies).

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

Affiliate Coal Lease Agreements

The following table summarizes advanced royalties outstanding and related payments and recoupments under our affiliate coal lease agreements:

		WKY CoalPlay
		Towhead	Webster	Henderson	WKY
	SGP	Coal	Coal	Coal	CoalPlay
		Henderson			Henderson
	Tunnel	& Union	Webster	Henderson	& Union
	Ridge	Counties, KY	County, KY	County, KY	Counties, KY	Total
	Acquired	Acquired	Acquired	Acquired	Acquired
	2005	December 2014	December 2014	December 2014	February 2015
	(in thousands)
As of January 1, 2016	$5,413	$3,598	$2,526	$2,522	$2,131	$16,190
Payments	3,000	3,598	2,568	2,522	2,131	13,819
Recoupment	(8,413)	(1)	(1,775)	—	—	(10,189)
As of December 31, 2016	—	7,195	3,319	5,044	4,262	19,820
Payments	6,000	3,598	2,568	2,522	2,131	16,819
Recoupment	(3,000)	(109)	(531)	—	(6)	(3,646)
As of December 31, 2017	3,000	10,684	5,356	7,566	6,387	32,993
Payments	—	3,597	2,570	2,520	2,131	10,818
Recoupment	(3,000)	(204)	(31)	—	(36)	(3,271)
Unrecoupable	—	—	(7,895)	—	—	(7,895)
As of December 31, 2018	$—	$14,077	$—	$10,086	$8,482	$32,645

SGP—In January 2005, we acquired Tunnel Ridge from ARH.  In connection with this acquisition, we assumed a coal lease with SGP.  Under the terms of the lease, Tunnel Ridge was required to pay SGP an annual minimum royalty of $3.0 million.  The lease expires the earlier of January 1, 2033 or upon the exhaustion of the mineable and merchantable leased coal.  In December 2016, Tunnel Ridge had recouped all past annual advances and made the first earned royalty payment to SGP, which was nominal.  Tunnel Ridge incurred $6.0 million and $7.2 million in earned royalties in 2018 and 2017, respectively. The property subject to this lease is now owned by the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation, an undivided one-half interest each. Beginning in January 2019, the annual minimum royalty and earned royalty payments will be made to these charitable foundations.

WKY CoalPlay—In February 2015, WKY CoalPlay entered into a coal lease agreement with Alliance Resource Properties regarding coal reserves located in Henderson and Union Counties, Kentucky. The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.1 million. All annual minimum royalty payments are recoupable from future earned royalties. Alliance Resource Properties also was granted an option to acquire the leased reserves at any time during a three-year period beginning in February 2018 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the lease (See Note 9 - Variable Interest Entities).

In December 2014, WKY CoalPlay's subsidiaries, Towhead Coal Reserves, LLC and Henderson Coal Reserves, LLC entered into coal lease agreements with Alliance Resource Properties.  The leases have initial terms of 20 years and provide for earned royalty payments of 4.0% of the coal sales price to both and annual minimum royalty payments of $3.6 million and $2.5 million, respectively.  All annual minimum royalty payments for each agreement are recoupable from future earned royalties related to their respective agreements. Each agreement grants Alliance Resource Properties an option to acquire the leased reserves at any time during a three-year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in the reserves taking into account payments previously made under the leases (See Note 9 – Variable Interest Entities).

In December 2014, WKY CoalPlay's subsidiary, Webster Coal Reserves, LLC entered into a coal lease agreement with Alliance Resource Properties.  The lease has an initial term of 7 years and provides for earned royalty payments of 4.0% of the coal sales price and annual minimum payments of $2.6 million.  The agreement grants Alliance Resource Properties an option to acquire the leased reserves at any time during a three year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in the reserves taking into account payments previously made under the lease (See Note 9 – Variable Interest Entities).  In the fourth quarter of 2018 it was determined that the balance of advanced royalties and any future payments will not be recouped as a result of the uncertain mine life at our Dotiki mine. See note 3 – Long-Lived Asset Impairments for more information.

SGP Land—In 2001, SGP Land, as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. Under the terms of the lease, MC Mining was required to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments had been paid. The cumulative annual minimum lease requirement of $6.0 million was met in 2015.  MC Mining paid to SGP Land earned royalties of $0.1 million for the year ended December 31, 2018 and $0.6 million in each of the years ended December 31, 2017 and 2016.  The property subject to this lease is now owned by the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation,  an undivided one-half interest each. Beginning in January 2019, all earned royalty payments will be made to these charitable foundations.

Cavalier Minerals– As discussed in Note 9 – Variable Interest Entities, Alliance Minerals has a limited partnership interest in Cavalier which holds limited partner interests in AllDale I & II.  See Note 10 - Investments for information on payments made and distributions received.  On January 3, 2019, ARLP acquired the general partner interests and all of the limited partner interests not owned by Cavalier Minerals in AllDale I & II.  As a result, ARLP will consolidate AllDale I & II in future periods.  See Note 23 – Subsequent Events for further information.

Mineral Lending– See Note 6 - Long-Term Debt for discussion of the Cavalier Credit Agreement and Mineral Lending.

19.COMMITMENTS AND CONTINGENCIES

Commitments—We lease buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. We also have a noncancelable coal reserve lease as discussed in Note 18 – Related-Party Transactions and noncancelable leases with a third party for equipment under capital lease obligations. Future minimum lease payments are as follows:

		Other Operating Leases
	Capital
Year Ending December 31,	Lease	Affiliate	Others	Total
	(in thousands)

2019	$48,810	240	9,087	$9,327
2020	8,748	—	3,787	3,787
2021	913	—	2,236	2,236
2022	912	—	2,172	2,172
2023	140	—	1,995	1,995
Thereafter	553	—	14,865	14,865
Total future minimum lease payments	$60,076	$240	$34,142	$34,382
Less: amount representing interest	(2,759)
Present value of future minimum lease payments	57,317
Less: current portion	(46,722)
Long-term capital lease obligation	$10,595

Rental expense (including rental expense incurred under operating lease agreements) was $15.0 million, $16.1 million and $17.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.  In accordance with the adoption of ASU 2016-02 in 2019, we will record right-to-use assets and corresponding lease liabilities on our consolidated balance sheets for our operating leases.  See Note 2 – Summary of Significant Accounting Policies for further information.

Contractual Commitments—In connection with planned capital projects, we have contractual commitments of approximately $88.2 million at December 31, 2018.  As of December 31, 2018, we had no commitments to purchase coal from external production sources in 2019.

In February 2017, Alliance Minerals committed to invest $30.0 million in AllDale III.  As of December 31, 2018, Alliance Minerals had no remaining commitment to AllDale III.  For more information on Alliance Minerals and AllDale III, see Note 10 –  Investments.

On June 29, 2016, we entered into various sale-leaseback transactions for certain mining equipment and received $33.9 million in proceeds.  The lease agreements have terms ranging from three to four years with initial monthly rentals totaling $0.7 million. Balloon payments equal to 20% of the equipment cost under lease are due at the end of each lease term.  As a result of this transaction, we recognized a deferred loss of $7.9 million which is being amortized over the life of the equipment.  We have recognized this sales-leaseback transaction as a capital lease and included future payments within future minimum lease payments presented above.

General Litigation— On March 9, 2018, we finalized an agreement with a customer and certain of its affiliates to settle breach of contract litigation we initiated in January 2015.  The agreement provided for a $93.0 million cash payment to us, execution of a new coal supply agreement with the customer, continued export transloading capacity for our Appalachian mines and the acquisition of certain coal reserves for $2.0 million from an affiliate of the customer.  The $93.0 million cash payment we received in March was the total compensation recorded in our consolidated statements of income for the agreement.  We have paid or accrued in total, $13.0 million of legal fees and associated incentive compensation costs related to this settlement which resulted in a net gain of $80.0 million reflected in the Settlement gain line item in our consolidated statements of income.

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

Other—Effective October 1, 2018, we renewed our annual property and casualty insurance program.  Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 60,  75,  90 or 120 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

20.CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The international coal market has been a substantial part of our business with indirect sales to end users in Europe, Africa, Asia, North America and South America.  Our sales into the international coal market are considered exports and are made through brokered transactions.  During the years ended December 31, 2018, 2017 and 2016, export tons represented approximately 27.8%,  17.4% and 4.5% of tons sold, respectively.

We use the end usage point as the basis for attributing tons to individual countries. Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end usage point, we attribute export tons to the country with the end usage point, if known.  No individual country was attributed greater than 10% of total domestic and export tons sold during the years ended December 31, 2018, 2017 and 2016.

We have significant long-term coal supply agreements, some of which contain prospective price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, in the infrequent circumstance when the coal is sold other than free on board the mine, changes in transportation rates.  Our major customers are defined as those customers from which we derive at least ten percent of our total revenues, including transportation revenues.  Total revenues from major customers are as follows:

		Year Ended December 31,
	Segment	2018	2017	2016
		(in thousands)

Customer A	Illinois Basin	$—	$—	$253,465
Customer B	Illinois Basin	219,115	—	241,255
Customer C	Illinois Basin/Appalachia/Other and Corporate	—	—	265,642

Trade accounts receivable from Customer B totaled approximately $12.8 million at December 31, 2018.  Our bad debt experience has historically been insignificant.  Financial conditions of our customers could result in a material change to our bad debt expense in future periods.  The coal supply agreements with Customer B expire in 2020.

21.SEGMENT INFORMATION

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

Other and Corporate includes marketing and administrative activities, ASI and its subsidiaries, Matrix Design and Alliance Design (collectively Matrix Design and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, our Mt. Vernon dock activities, Alliance Coal's coal brokerage activity, MAC, certain of Alliance Resource Properties' land and mineral interest activities, Pontiki's prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, Alliance Minerals and Cavalier Minerals (see Note 9 – Variable Interest Entities), both of which hold equity investments in various AllDale Partnerships (see Note 10 – Investments), AROP Funding and Alliance Finance (both discussed in Note 6 – Long-Term Debt).  On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak (see Note 10 – Investments).

Reportable segment results are presented below.

	Illinois		Other and	Elimination
	Basin	Appalachia	Corporate	(1)	Consolidated
	(in thousands)
Year Ended December 31, 2018

Revenues - Outside	$1,273,874	643,898	85,085	—	$2,002,857
Revenues - Intercompany	31,191	67	16,376	(47,634)	—
Total revenues (2)	1,305,065	643,965	101,461	(47,634)	2,002,857

Segment Adjusted EBITDA Expense (3)	790,072	398,243	62,564	(39,079)	1,211,800
Segment Adjusted EBITDA (4)	408,047	240,286	75,913	(8,555)	715,691
Total assets	1,371,579	440,518	759,654	(177,003)	2,394,748
Capital expenditures	165,709	64,037	3,734	—	233,480

Year Ended December 31, 2017

Revenues - Outside	$1,059,381	$623,720	$113,119	$—	$1,796,220
Revenues - Intercompany	56,097	2,321	15,924	(74,342)	—
Total revenues (2)	1,115,478	626,041	129,043	(74,342)	1,796,220

Segment Adjusted EBITDA Expense (3)	688,468	385,802	83,490	(65,573)	1,092,187
Segment Adjusted EBITDA (4)	391,426	234,124	65,247	(8,769)	682,028
Total assets	1,429,078	470,892	506,437	(187,036)	2,219,371
Capital expenditures	94,252	48,358	2,478	—	145,088

Year Ended December 31, 2016

Revenues - Outside	$1,275,543	$541,108	$114,802	$—	$1,931,453
Revenues - Intercompany	61,617	3,806	17,752	(83,175)	—
Total revenues (2)	1,337,160	544,914	132,554	(83,175)	1,931,453

Segment Adjusted EBITDA Expense (3)	761,644	346,712	89,594	(72,313)	1,125,637
Segment Adjusted EBITDA (4)	552,284	191,487	46,199	(10,862)	779,108
Total assets	1,460,924	480,745	404,153	(152,780)	2,193,042
Capital expenditures	52,505	36,213	2,338	—	91,056

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

(3)

Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other expense. Transportation expenses are excluded as these expenses are passed through to our customers and consequently we do not realize any gain or loss on transportation revenues. We review Segment Adjusted EBITDA Expense per ton for cost trends.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Segment Adjusted EBITDA Expense	$1,211,800	$1,092,187	$1,125,637
Outside coal purchases	(1,466)	—	(1,514)
Other expense	(2,621)	(332)	(1,445)
Operating expenses (excluding depreciation, depletion and amortization)	$1,207,713	$1,091,855	$1,122,678

(4)

Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expense, settlement gain, debt extinguishment loss and asset impairment.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.    Consolidated Segment Adjusted EBITDA is reconciled to net income attributable to ARLP as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Segment Adjusted EBITDA	$715,691	$682,028	$779,108
General and administrative	(68,298)	(61,760)	(72,529)
Depreciation, depletion and amortization	(280,225)	(268,981)	(336,509)
Settlement gain	80,000	—	—
Asset impairment	(40,483)	—	—
Interest expense, net	(40,059)	(39,291)	(30,659)
Debt extinguishment loss	—	(8,148)	—
Income tax expense	(22)	(210)	(13)
Net income attributable to ARLP	$366,604	$303,638	$339,398

.

22.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our consolidated quarterly operating results is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018 (1)	2018	2018	2018 (2)
	(in thousands, except unit and per unit data)
Revenues	$457,122	$516,137	$497,758	$531,840
Income from operations	160,226	88,160	74,625	49,276
Income before income taxes	156,046	86,380	73,974	51,092
Net income of ARLP	155,908	86,190	73,733	50,773

Basic and diluted net income of ARLP per limited partner unit	$1.16	$0.64	$0.55	$0.38

Weighted-average number of units outstanding – basic and diluted (3)	130,819,217	131,279,910	131,169,538	129,771,010

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017 (4)	2017	2017
	(in thousands, except unit and per unit data)
Revenues	$461,080	$398,720	$453,189	$483,231
Income from operations	108,297	79,524	65,716	78,387
Income before income taxes	105,038	63,356	61,431	74,586
Net income of ARLP	104,902	63,230	61,271	74,235

Basic and diluted net income of ARLP per limited partner unit	$1.10	$0.82	$0.52	$0.55

Weighted-average number of units outstanding – basic and diluted (3)	74,503,298	74,597,036	114,237,979	130,704,217

(1)

Our March 31, 2018 quarterly results were affected by a settlement gain of $80.0 million reflecting cash payment received from the settlement of litigation, net of certain costs associated with the gain (Note 19 – Commitments and Contingencies).

(2)

Our December 31, 2018 quarterly results were affected by $40.5 million of non-cash impairment charges comprised of a $34.3 million impairment related to the reduction of the economic mine life at our Dotiki mine and a $6.2 million impairment as a result of a decrease in the fair value of an option entitling us to lease certain coal reserves in Illinois (Note 3 – Long-Lived Asset Impairments).

(3)

Weighted-average number of units outstanding – basic and diluted were impacted by the Exchange Transaction in July 2017 and the Simplification Transactions in May 2018 (Note 1 – Organization and Presentation – Partnership Simplification).  They were also impacted by our unit buy-back program discussed in Note 8 – Partners' Capital.

(4)	Our June 30, 2017 quarterly results were affected by a debt extinguishment loss of $8.1 million related to early repayment of our Series B Senior Notes in May 2017 (Note 6 – Long-Term Debt).

23.SUBSEQUENT EVENTS

Other than those events described below and in Notes 6, 8 and 14, there were no subsequent events.

AllDale I & II Acquisition

On January 3, 2019 (the "Acquisition Date"), ARLP acquired the general partner interests and all of the limited partner interests not owned by Cavalier Minerals in AllDale I & II for $176.0 million, which was funded with cash on hand and borrowings under the Revolving Credit Facility (the "Acquisition").  As a result of the Acquisition and our previous equity method investment held through Cavalier Minerals, ARLP now owns 100% of the general partner interests and approximately 97% of the limited partner interests in AllDale I & II. AllDale I & II control approximately 43,000 net royalty acres strategically positioned in the core of the Anadarko (SCOOP/STACK), Permian (Delaware and Midland), Williston (Bakken) and Appalachian basins. The Acquisition provides ARLP with diversified exposure to industry leading operators and is consistent with our general business strategy to pursue accretive acquisitions.

Because the underlying mineral interests held by AllDale I & II include royalty interests in producing properties, we have determined that the Acquisition should be accounted for as a business combination and the underlying assets and liabilities of AllDale I & II should be recorded at their Acquisition Date fair value in the Partnership's consolidated balance sheet.

We are in the process of performing our valuation of our previously held equity method investment and the acquired assets and liabilities. Given the recent date of the acquisition, we have not finalized our determination of the fair value of the various measurements as we continue to gather information to determine the assumptions we intend to use in our valuations.  However, we currently anticipate recording a significant gain in the first quarter of 2019.

Prior to the Acquisition Date, we accounted for our investment in AllDale I & II, held through Cavalier Minerals, as an equity method investment. We anticipate re-measuring our equity method investment immediately prior to the Acquisition using a discounted cash flow model. The assumptions to be used in the determination of the fair value measurement include estimated production, projected cash flows, forward oil & gas prices and a risk adjusted discount rate, among others.

We anticipate determining the fair value of the mineral interests by determining an entity-wide value using discounted expected cash flows based on estimated production, projected cash flows, forward oil & gas prices and a risk adjusted discount rate. We anticipate using the carrying value for any acquired receivables, payables and cash, as this represents their fair value given their short-term nature.

As discussed in Note 9 – Variable Interest Entities, our previous equity method investment was held through Cavalier Minerals in which Bluegrass Minerals holds a 4% limited member interest (the "Bluegrass interest"). This Bluegrass interest represents a noncontrolling interest in AllDale I & II.  We anticipate determining the fair value of this noncontrolling interest using a discounted cash flow model.  The assumptions to be used in the determination of the fair value measurement include estimated production, projected cash flows, forward oil & gas prices and a risk-adjusted discount rate, among others.

Change in Reportable Segments

After the Acquisition, ARLP holds a controlling financial interest in AllDale I & II and consolidate their assets and liabilities. This new control over the mineral interests reflects a strategic change in our business and how our operations are managed and allocated resources by our chief operating decision maker.  Due to this strategic change we anticipate restructuring our reportable segments in 2019 to include the oil & gas mineral interests and our equity-method investment in AllDale III in a new Royalty reportable segment.

Kodiak Redemption

On January 26, 2019, Kodiak notified us of its intent to redeem our preferred interest for $135.0 million cash.  On February 8, 2019, we received the cash proceeds resulting in an $11.5 million gain due to an early redemption premium.

SCHEDULE II

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Balance At	Additions
	Beginning	Charged to		Balance At
	of Year	Income	Deductions	End of Year
(in thousands)
2018
Allowance for doubtful accounts	$—	$—	$—	$—

2017
Allowance for doubtful accounts	$—	$—	$—	$—

2016
Allowance for doubtful accounts	$—	$—	$—	$—

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.  As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2018.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of December 31, 2018.

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

Management's Annual Report on Internal Control over Financial Reporting.  Management of the ARLP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  The ARLP Partnership's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements.  Our controls are designed to provide reasonable assurance that the ARLP Partnership's assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the ARLP Partnership's internal control over financial reporting.  Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2018 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the ARLP Partnership.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).  Based on its assessment, management concluded that, as of December 31, 2018, the ARLP Partnership's internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Ernst & Young LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report that is included herein.

Changes in Internal Controls Over Financial Reporting.  There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance Resource Management GP, LLC

and the Partners of Alliance Resource Partners, L.P.

Opinion on Internal Controls over Financial Reporting

We have audited Alliance Resource Partners, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alliance Resource Partners, L.P. and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

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

February 22, 2019

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

Imothy
Name	Age	Position With Our General Partner

Joseph W. Craft III**	68	Chairman, President and Chief Executive Officer

Brian L. Cantrell	59	Senior Vice President and Chief Financial Officer

R. Eberley Davis	61	Senior Vice President, General Counsel and Secretary

Robert J. Fouch	61	Vice President, Controller and Chief Accounting Officer

Robert G. Sachse	70	Executive Vice President

Charles R. Wesley	64	Executive Vice President and Director

Timothy J. Whelan	56	Senior Vice President - Sales and Marketing of Alliance Coal, LLC

Thomas M. Wynne	62	Senior Vice President and Chief Operating Officer

Nick Carter	72	Director and Member of Audit, Compensation and Conflicts Committees

Robert J. Druten**	71	Director and Member of Audit, Compensation and Conflicts* Committees

John H. Robinson	68	Director and Member of Audit, Compensation* and Conflicts Committees

Wilson M. Torrence	77	Director and Member of Audit* and Compensation Committees

* Indicates Chairman of Committee.

** Effective January 1, 2019 John P. Neafsey, former Chairman of the Board of Directors, retired, and Mr. Druten was elected to the Board of Directors, and Mr. Craft was elected Chairman of the Board of Directors.

Joseph W. Craft III has been President, Chief Executive Officer and a Director since August 1999, Chairman of the Board of Directors since January 1, 2019, and indirectly owns our general partner.  Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company's General Counsel and Chief Financial Officer.  He is a former Chairman and current Board member of the National Coal Council, a Board Member of the National Mining Association, and a Director and past Chairman of American Coalition for Clean Coal Electricity ("ACCCE").  Mr. Craft is a Director and immediate past Chairman of the Kentucky Chamber of Commerce and a Director and Executive Committee member of the United States Chamber of Commerce.  He has been a Director of BOK Financial Corporation (NASDAQ:  BOKF) since 2007 and chairman of its compensation committee since 2014.  Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

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

R. Eberley Davis has been Senior Vice President, General Counsel and Secretary since February 2007.  From 2003 to February 2007, Mr. Davis practiced law in the Lexington, Kentucky office of Stoll Keenon Ogden PLLC.  Prior to joining Stoll Keenon Ogden, Mr. Davis was Vice President, General Counsel and Secretary of Massey Energy Company for one year.  Mr. Davis also served in various positions, including Vice President and General Counsel, for Lodestar Energy, Inc. from 1993 to 2002.  Mr. Davis is an alumnus of the University of Kentucky, where he received a Bachelor of Arts degree in Economics and his Juris Doctorate degree.  He also holds a Master of Business Administration degree from the University of Kentucky.  Mr. Davis is a Trustee of the Energy and Mineral Law Foundation, and a member of the Kentucky Bar Association.

Robert J. Fouch became Chief Accounting Officer in February 2019.  Since August 2006, Mr. Fouch has served as Vice President and Controller.  Prior to his current position, from 1999 to 2006, Mr. Fouch served as Assistant Controller.  Mr. Fouch joined Alliance's predecessor, MAPCO Inc. in 1981 and held a variety of accounting positions of increasing responsibility.  He worked for the audit firm of Deloitte, Haskins and Sells prior to joining MAPCO.  He is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Oral Roberts University.

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

Timothy J. Whelan has been Senior Vice President - Sales and Marketing of Alliance Coal, LLC since May 2013.  Since joining Alliance in September 2003, Mr. Whelan has held several positions with increasing responsibility, serving as Vice President – Sales prior to his current position. Mr. Whelan previously served in various business development positions for MAPCO Inc. and as Director, Power & Gas Origination for Williams Energy Marketing and Trading.  Mr. Whelan has over 30 years of energy industry experience, and is a former board member of the American Coal Council and The Coal Institute. Mr. Whelan holds a Bachelor of Science degree in Finance from the University of Arkansas.

Thomas M. Wynne has been Senior Vice President and Chief Operating Officer since March 2009.  Mr. Wynne joined the company in 1981 as a mining engineer and has held a variety of positions with the company prior to his appointment in July 1998 as Vice President—Operations.  Mr. Wynne has served the coal industry on the National Executive Committee for National Mine Rescue and previously as a member of the Coal Safety Committee for the National Mining Association.  In addition, Mr. Wynne has served as Chairman of the Kentucky Coal Association for the past two years.  Mr. Wynne holds a Bachelor of Science degree in Mining Engineering from the University of Pittsburgh and a Master of Business Administration degree from West Virginia University.

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

Robert J. Druten became a Director effective January 1, 2019.  Mr. Druten is Chairman of the Conflicts Committee and is a member of the Audit and Compensation Committees.  From January 2007 through 2018, Mr. Druten was a member of the board of directors of Alliance GP, LLC, the former general partner of AHGP.  From September 1994 until his retirement in August 2006, Mr. Druten served as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc.  Mr. Druten holds a Bachelor of Science degree in Accounting from the University of Kansas as well as a Masters of Business Administration from Rockhurst University.  Mr. Druten currently serves as Chairman of the Board of Directors of Kansas City Southern Industries, Inc. (NYSE: KSU), a transportation and financial services company, and is Chairman of its executive committee, and is a member of its compensation committee and nominating and governance committees.  Mr. Druten is also a Trustee and Chairman of the Board of Entertainment Properties Trust (NYSE: EPR), a real estate investment trust focused on the acquisition of movie theatre complexes and other entertainment related properties, and is a member of its audit, compensation, finance and governance committees.  Mr. Druten previously served as a director of American Italian Pasta, from 2007 until it was acquired by Ralcorp Holdings in July, 2010, where he was the Chair of the Audit Committee and also served on the Compensation Committee.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Druten should serve as Director are demonstrated by his lengthy and distinguished service as Chief Financial Officer of Hallmark, including direct oversight of a public company subsidiary, and his extensive experience serving as a director of public companies in multiple industries.

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

Wilson M. Torrence became a Director in January 2007.  Mr. Torrence is Chairman of the Audit Committee and a member of the Compensation Committee.  From April 2015 through June 2018, Mr. Torrence was also a member of the board of directors of Alliance GP, LLC, the former general partner of AHGP, and chairman of its audit committee.  Mr. Torrence retired from Fluor Corporation in 2006 as a Senior Vice President of Project Development and Investments and since that time has performed investment and business consulting services for various clients.  Mr. Torrence was employed at Fluor from 1989 to 2006 where, among other roles, he was responsible for the global Project Investment and Structured Finance Group and served as Chairman of Fluor's Investment Committee.  In that position, Mr. Torrence had executive responsibility for Fluor's global activities in developing and arranging third-party financing for some of Fluor's clients' construction projects.  Prior to joining Fluor in 1989, Mr. Torrence was President and Chief Executive Officer of Combustion Engineering Corporation's Waste to Energy Division and, during that time, also served as Chairman of the Institute of Resource Recovery, a Washington-based industry advocacy organization.  Mr. Torrence began his career at Mobil Oil Corporation, where he held several executive positions, including Assistant Treasurer of Mobil's International Marketing and Refining Division and Chief Financial and Planning Officer of Mobil Land Development Company.  Mr. Torrence holds a Bachelor and a Master of Business Administration degree from Virginia Tech University.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Torrence should serve as a Director include his extensive experience in the construction and energy businesses, his senior corporate finance-related and other leadership positions and his participation in numerous financing transactions.

Board of Directors

Mr. Neafsey served as Chairman of the Board of Directors from ARLP's inception through 2018.  Upon Mr. Neafsey's retirement from the Board of Directors effective January 1, 2019, Mr. Craft, who has been President and Chief Executive Officer and a member of the Board of Directors since ARLP's inception, assumed the Chairman role.  We believe this change in the leadership structure of the Board of Directors is appropriate for the Partnership given Mr. Craft's extensive knowledge of our industry, significant ownership position and proven leadership of the Partnership.

The Board of Directors generally administers its risk oversight function through the board as a whole.  The Chairman, President and CEO, who reports to the Board of Directors, and the other executives named above, who report to the Chairman, President and CEO, have day-to-day risk management responsibilities.  At the Board of Director's request, each of these executives attends the meetings of the Board of Directors, where the Board of Directors routinely receives reports on our financial results, the status of our operations and our safety performance, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management.  In addition, management provides periodic reports of the Partnership's financial and operational performance to each member of the Board of Directors.  The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from the Partnership's internal auditor, who reports directly to the Audit Committee, and reviews the Partnership's contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors.

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

Audit Committee

The Audit Committee comprises all four non-employee members of the Board of Directors (Messrs. Carter, Druten, Robinson and Torrence).  After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with us that might affect their independence, the Board of Directors has determined that all current Audit Committee members are "independent" as that concept is defined in Section 10A of the Exchange Act, all current Audit Committee members are "independent" as that concept is defined in the applicable rules of NASDAQ Stock Market, LLC, all current Audit Committee members are financially literate, and Mr. Torrence qualifies as an "audit committee financial expert" under the applicable rules promulgated pursuant to the Exchange Act.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2018.  The Audit Committee's activities included, but were not limited to: (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2018, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor.  Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter.  The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

Our independent registered public accounting firm, Ernst & Young LLP ("EY"), is responsible for expressing an opinion on the conformity of the audited financial statements with GAAP.  The Audit Committee reviewed with EY its judgment as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee pursuant to auditing standards adopted by the Public Company Accounting Oversight Board ("PCAOB").

The Audit Committee received written disclosures and the letter from EY required by applicable requirements of the PCAOB Rule 3526, "Communication with Audit Committees Concerning Independence," and has discussed with EY its independence from management and the ARLP Partnership.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.

Members of the Audit Committee:

Wilson M. Torrence, Chairman

Nick Carter

Robert J. Druten

John H. Robinson

Code of Ethics

We have adopted a code of ethics with which the Chairman, President and CEO and the senior financial officers (including the principal financial officer and the principal accounting officer) are expected to comply.  The code of ethics is publicly available on our website under "Investor Relations" at www.arlp.com and is available in print without charge to any unitholder who requests it.  Such requests should be directed to Investor Relations at (918) 295-7674.  If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to the President and Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2018 none of our directors or executive officers or persons who beneficially owned more than ten percent of a registered class of our equity securities were delinquent with respect to any of the filing requirements under Section 16(a).

Reimbursement of Expenses of our General Partner and its Affiliates

Our general partner does not receive any management fee or other compensation in connection with its management of us.  Our general partner is reimbursed by us for all expenses incurred on our behalf.  Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee oversees the compensation of our general partner's executive officers, including the Chairman, President and CEO, our principal executive officer, the Senior Vice President and Chief Financial Officer, our principal financial officer, and the three most highly compensated executive officers in 2018, each of whom is named in the Summary Compensation Table (collectively, our "Named Executive Officers").  Our Named Executive Officers are employees of our operating subsidiary, Alliance Coal.  We do not have employment agreements with any of our Named Executive Officers.

Compensation Objectives and Philosophy

The compensation of our Named Executive Officers is designed to achieve two key objectives: (i) provide a competitive compensation opportunity to allow us to recruit and retain key management talent, and (ii) motivate and reward the executive officers for creating sustainable, capital-efficient growth in available cash to maximize our distributions to our unitholders.  In making decisions regarding executive compensation, the Compensation Committee reviews current compensation levels of other companies in the coal industry and other peers, considers the Chairman, President and CEO's assessment of each of the other executives, and uses its discretion to determine an appropriate total compensation package of base salary and short-term and long-term incentives.  The Compensation Committee intends for each executive officer's total compensation to be competitive in the marketplace and to effectively motivate the officer.  Based upon its review of our overall executive compensation program, the Compensation Committee believes the program is appropriately applied to our general partner's executive officers and is necessary to attract and retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance unitholder value.  Moreover, the Compensation Committee believes the total compensation opportunities provided to our general partner's executive officers create alignment with our long-term interests and those of our unitholders.  As a result, we do not maintain unit ownership requirements for our Named Executive Officers.

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

The Compensation Committee comprises all of our directors who have been determined to be "independent" by the Board of Directors in accordance with applicable NASDAQ Stock Market, LLC and SEC regulations, presently Messrs. Robinson, Carter, Druten and Torrence.

Role of Executive Officers

Each year, the Chairman, President and CEO submits recommendations to the Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to our Named Executive Officers, excluding himself.  The Chairman, President and CEO bases his recommendations on his assessment of each executive's performance, experience, demonstrated leadership, job knowledge and management skills.  The Compensation Committee considers the recommendations of the Chairman, President and CEO as one factor in making compensation decisions regarding our Named Executive Officers.  Historically, and in 2018, the Compensation Committee and the Chairman, President and CEO have been substantially aligned on decisions regarding compensation of the Named Executive Officers.  As executive officers are promoted or hired during the year, the Chairman, President and CEO makes compensation recommendations to the Compensation Committee and works closely with the Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the Compensation Committee.  At the direction of the Compensation Committee, the Chairman, President and CEO and the Senior Vice President, General Counsel and Secretary attend certain meetings of the Compensation Committee.

Use of Peer Group Comparisons

The Compensation Committee believes that it is important to review and compare our performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually.  The peer group for 2018 included Arch Coal, Inc., Contura Energy, Inc., Foresight Energy, L.P., Natural Resource Partners L.P., Warrior Met Coal, Inc., and Westmoreland Resource Partners, L.P. In assessing the competitiveness of our executive compensation program for 2018, the Compensation Committee, with the assistance of the Chairman, President and CEO, collected and analyzed peer group proxy information and developed a comparative analysis of base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.  The Compensation Committee uses the peer group data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers.  The Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

Consideration of Equity Ownership

Mr. Craft, the Chairman, President and CEO, is evaluated and treated differently with respect to compensation than our other Named Executive Officers.  Mr. Craft and related entities own significant equity positions in ARLP and Mr. Craft indirectly owns our general partner.  Because of these ownership positions, the interests of Mr. Craft are directly aligned with those of our unitholders.  Mr. Craft has not received an increase in base salary since 2002, has not received a bonus under our short-term incentive plan ("STIP") since 2005 and did not receive any grants of LTIP awards from 2005 through 2015.  On January 22, 2016, the Compensation Committee approved an LTIP award for Mr. Craft that vested on January 1, 2019, but he did not receive LTIP awards during either the 2017 or 2018 calendar year, nor did he receive an LTIP award for 2019. Beginning in February 2016, at Mr. Craft's request, his annual base salary was reduced to $1.

Compensation Components

Overview

The principal components of compensation for our Named Executive Officers include:

•	base salary;

•	annual cash incentive bonus awards under the STIP; and

•	awards of restricted units under the LTIP.

The relative amount of each component is not based on any formula, but rather is based on the recommendation of the Chairman, President and CEO, subject to the discretion of the Compensation Committee to make any modifications it deems appropriate.

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

Base Salary

When reviewing base salaries, the Compensation Committee's policy is to consider the individual's experience, tenure and performance, the individual's level of responsibility, the position's complexity and its importance to us in relation to other executive positions, our financial performance, and competitive pay practices.  The Compensation Committee also considers comparative compensation data of companies in our peer group and the recommendation of the Chairman, President and CEO of our general partner.  Base salaries are reviewed annually to ensure continuing consistency with market levels, and adjustments to base salaries are made as needed to reflect movement in the competitive market as well as individual performance.  With respect to the 2018 year, the Compensation Committee determined that the Named Executive Officer's base salaries would not be modified from 2017 levels.

Annual Cash Incentive Bonus Awards

The STIP is designed to assist us in attracting, retaining and motivating qualified personnel by rewarding management, including our Named Executive Officers, and selected other salaried employees with cash awards for our achievement of an annual financial performance target.  The annual performance target is recommended by the Chairman, President and CEO and approved by the Compensation Committee, typically in January of each year.  The performance measure is subject to equitable adjustment in the sole discretion of the Compensation Committee to reflect the occurrence of any significant events during the year.

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of our core business.  (EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target, and it increases in relationship to our EBITDA, as adjusted, exceeding the minimum threshold.  The Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion.  In 2018, the Compensation Committee approved a minimum financial performance target of $495.7 million in EBITDA from current operations, normalized by excluding any charges for unit-based and directors' compensation and affiliate contributions, if any.  For 2018, we exceeded the minimum performance target.

Awards to our Named Executive Officers each year are determined by and in the discretion of the Compensation Committee.  However, the Compensation Committee does not establish individual target payout amounts for the Named Executive Officers' STIP awards or otherwise communicate with the Named Executive Officers regarding their STIP awards or the payout amounts thereunder until the individual STIP awards are paid.  As it does when reviewing base salaries, in determining individual awards under the STIP the Compensation Committee considers its assessment of the individual's performance, our financial performance, comparative compensation data of companies in our peer group and the recommendation of the Chairman, President and CEO.  The compensation expense associated with STIP awards is recognized in the year earned, with the cash awards payable in the first quarter of the following calendar year.  Termination of employment of an executive officer for any reason prior to payment of a cash award will result in forfeiture of any right to the award, unless and to the extent waived by the Compensation Committee in its discretion.

The performance measure for the STIP in 2019 will be EBITDA for current operations, excluding charges for unit-based and directors' compensation.  As discussed above, the Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out.  The Compensation Committee believes the STIP performance criteria for 2019 will be reasonably difficult to achieve and therefore support our key compensation objectives discussed above.

Equity Awards under the LTIP

Equity compensation pursuant to the LTIP is a key component of our executive compensation program.  Our LTIP is sponsored by Alliance Coal.  Under the LTIP, grants may be made of either (a) restricted units or (b) options to purchase common units, although to date, no grants of options have been made.  The Compensation Committee has authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period.  Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our general partner's  Chairman, President and CEO, subject to review and approval by the Compensation Committee.  Grant levels are intended to support the objectives of the comprehensive compensation package described above.  The LTIP grants provide our Named Executive Officers with the opportunity to achieve a meaningful ownership stake in the Partnership, thereby assuring that their interests are aligned with our success.  Even though Mr. Craft was not granted an award under the LTIP from 2005 through 2018 with the exception of one grant in 2016, the Compensation Committee believes Mr. Craft's interests are directly aligned with the interests of our unitholders as a result of his ownership positions.  There is no formula for determining the size of awards to any individual recipient and, as it does when reviewing base salaries and individual STIP payments, the Compensation Committee considers its assessment of the individual's performance, our financial performance, compensation levels at peer companies in the coal industry and the recommendation of the Chairman, President and CEO.  Amounts realized from prior grants, including amounts realized due to changes in the value of our common units, are not considered in setting grant levels or other compensation for our Named Executive Officers.

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

Grants for 2018 under the LTIP, made January 24, 2018, will cliff vest on January 1, 2021, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation and affiliate contributions, if any, for the period January 1, 2018 through December 31, 2020.  Grants for 2019 under the LTIP, made January 23, 2019, will cliff vest on January 1, 2022, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation, for the period January 1, 2019 through December 31, 2021.  The LTIP provides the Compensation Committee with discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant.  The Compensation

Committee believes the performance-related vesting conditions of all outstanding awards under the LTIP will be reasonably difficult to satisfy and therefore support our key compensation objectives discussed above.

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

Compensation Committee Report

The Compensation Committee has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The foregoing report is provided by the following directors, who constitute all the members of the Compensation Committee:

Members of the Compensation Committee:

John H. Robinson, Chairman

Nick Carter

Robert J. Druten

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

Summary Compensation Table

				Non-Equity
			Unit	Incentive Plan	All Other
Name and Principal		Salary	Awards	Compensation	Compensation
Position	Year	(1)	(2)	(3)	(4)	Total

Joseph W. Craft III	2018	$1	$—	$—	$468,257	$468,258
President, Chief Executive	2017	1	—	—	376,620	376,621
Officer and Director (5)	2016	32,197	972,511	—	356,682	1,361,390

Brian L. Cantrell,	2018	284,000	486,438	385,000	99,727	1,255,165
Senior Vice President –	2017	284,000	487,483	242,000	91,310	1,104,793
Chief Financial Officer	2016	284,000	486,534	300,000	83,669	1,154,203

R. Eberley Davis	2018	325,000	619,568	530,000	118,464	1,593,032
Senior Vice President,	2017	325,000	587,644	277,000	111,287	1,300,931
General Counsel and Secretary	2016	325,000	584,336	342,000	94,572	1,345,908

Timothy J. Whelan (6)	2018	285,000	512,040	410,000	72,121	1,279,161
Senior Vice President –
Sales and Marketing of Alliance Coal, LLC

Thomas M. Wynne	2018	374,000	711,756	500,000	121,393	1,707,149
Senior Vice President and	2017	374,000	710,264	319,000	113,983	1,517,247
Chief Operating Officer	2016	374,000	714,945	394,000	97,027	1,579,972

(1)

Certain of our Named Executive Officers devote a portion of their time to the business of one or more related parties and, to the extent they do so, the base salary of those executive officers is reimbursed to Alliance Coal by those related parties pursuant to an administrative services agreement. Please see "Item 1. Business—Employees—Administrative Services Agreement." In 2018, prior to the Simplification Transactions on May 31, 2018, the percentage of base salary reimbursed to Alliance Coal was 5% for Mr. Craft, 5% for Mr. Cantrell and 8% for Mr. Davis. Please see "Item 1. Business—Partnership Simplification" for more information on the Simplification Transactions. In 2017, the percentage of base salary reimbursed to Alliance Coal was 5% for Mr. Craft, 6% for Mr. Cantrell and 9% for Mr. Davis. In 2016, the percentage of base salary reimbursed to Alliance Coal was 5% for Mr. Craft, 4% for Mr. Cantrell and 8% for Mr. Davis.

(2)

The Unit Awards represent the aggregate grant date fair value of equity awards granted (computed in accordance with FASB ASC 718) to each Named Executive Officer under the LTIP in the respective year. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the LTIP" for a description of the terms of the awards.

(3)

Amounts represent the STIP bonus earned for the respective year. STIP payments are made in the first quarter of the year following the year in which they are earned. Other than this incentive award, there were no other applicable bonuses earned or deferred associated with year 2018. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards."

(4)

For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price of our common units on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000. A reconciliation of the 2018 amounts shown is as follows:

		Profit Sharing Plan
		Employer
	SERP	Contribution	Perquisites (a)	Total

Joseph W. Craft III	$455,795	$—	$12,462	$468,257

Brian L. Cantrell	64,883	22,000	12,844	99,727

R. Eberley Davis	96,464	22,000	—	118,464

Timothy J. Whelan	31,937	22,000	18,184	72,121

Thomas M. Wynne	99,393	22,000	—	121,393

a)

For Mr. Craft and Mr. Whelan, perquisites and other personal benefits comprised of club dues of $12,462 and $18,184, respectively.  For Mr. Cantrell, perquisites and other personal benefits totaling $12,844 comprised of club dues of $11,420 and tax preparation fees of $1,424.

(5)	Mr. Craft was appointed Chairman of the Board on January 1, 2019.

(6)	Mr. Whelan became a Named Executive Officer in 2018 therefore compensation for 2017 and 2016 is not presented in the table.

Grants of Plan-Based Awards Table

									All Other
			Estimated Future Payouts Under			Estimated Future Payouts Under			Unit	Grant Date
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Awards:	Fair Value
			Threshold	Target	Maximum	Threshold	Target	Maximum	Number of	of Unit
Name	Grant Date	Approved Date	(3)	(4)	(3)	(5)	(6)	(5)	Units (7)	Awards (8)
Joseph W. Craft III	February 2, 2018	February 2, 2018					—		—	$—
	February 14, 2018	(1), (2)					—		5,596	102,687
	May 15, 2018	(1), (2)					—		6,303	111,878
	August 14, 2018	(1), (2)					—		5,818	118,396
	November 14, 2018	(1), (2)					—		6,185	122,834
	December 31, 2018	(2)					—		—	—
		February 7, 2019		$—			—		—	—
				—			—		23,902	455,795

Brian L. Cantrell	February 2, 2018	February 2, 2018					23,845		—	486,438
	February 14, 2018	(1), (2)					—		534	9,799
	May 15, 2018	(1), (2)					—		602	10,686
	August 14, 2018	(1), (2)					—		556	11,315
	November 14, 2018	(1), (2)					—		591	11,737
	December 31, 2018	(2)					—		1,231	21,346
		February 7, 2019		385,000			—		—	—
				385,000			23,845		3,514	551,321

R. Eberley Davis	February 2, 2018	February 2, 2018					30,371		—	619,568
	February 14, 2018	(1), (2)					—		702	12,882
	May 15, 2018	(1), (2)					—		791	14,040
	August 14, 2018	(1), (2)					—		730	14,856
	November 14, 2018	(1), (2)					—		776	15,411
	December 31, 2018	(2)					—		2,265	39,275
		February 7, 2019		530,000			—		—	—
				530,000			30,371		5,264	716,032

Timothy J. Whelan	February 2, 2018	February 2, 2018					25,100		—	512,040
	February 14, 2018	(1), (2)					—		143	2,624
	May 15, 2018	(1), (2)					—		161	2,858
	August 14, 2018	(1), (2)					—		148	3,012
	November 14, 2018	(1), (2)					—		158	3,138
	December 31, 2018	(2)					—		1,171	20,305
		February 7, 2019		410,000			—		—	—
				410,000			25,100		1,781	543,977

Thomas M. Wynne	February 2, 2018	February 2, 2018					34,890		—	711,756
	February 14, 2018	(1), (2)					—		723	13,267
	May 15, 2018	(1), (2)					—		814	14,449
	August 14, 2018	(1), (2)					—		752	15,303
	November 14, 2018	(1), (2)					—		799	15,868
	December 31, 2018	(2)					—		2,336	40,506
		February 7, 2019		500,000			—		—	—
				$500,000			34,890		5,424	$811,149

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

(3)

Awards under our STIP are subject to a minimum financial performance target each year.  However, determination of individual awards under the STIP is based upon an assessment of the Named Executive Officer's performance, comparative compensation data of companies in our peer group and recommendation of the Chairman, President and CEO.  The STIP does not specify any threshold or maximum payout amounts.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

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

(8)

We calculated the fair value of LTIP awards using a value of $20.40 per unit, the unit price applicable for 2018 grants.  We calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted.  Phantom units granted under the SERP vest on the date granted.

Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table

Annual Cash Incentive Bonus Awards

Under the STIP, our Named Executive Officers are eligible for cash awards for our achieving an annual financial performance target.  The annual performance target is recommended by the Chairman, President and CEO of our general partner and approved by the Compensation Committee, typically in January of each year.  The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of our core business.  (EBITDA is calculated as net income attributable to ARLP before net interest expense, income taxes and depreciation, depletion and amortization.)  The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target. The cash available generally increases in relationship to our EBITDA, as adjusted, exceeding the minimum financial performance target and is subject to adjustment by the Compensation Committee in its discretion.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards."

Long-Term Incentive Plan

Under the LTIP, grants may be made of either (a) restricted units or (b) options to purchase common units, although to date, no grants of options have been made.  Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our general partner's  Chairman, President and CEO, subject to the review and approval of the Compensation Committee.  Restricted units granted under the LTIP are "phantom" or notional units that upon vesting entitle the participant to receive an ARLP unit.  Restricted units granted under the LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided we achieve an aggregate performance target for that period.  The performance target is based on a normalized EBITDA measure, with that measure typically being similar to the STIP measure for the year of the grant.  The target, however, requires achieving an aggregate performance level for the three-year period.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

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

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

				Salary and
				Bonus as a % of
		Salary and	Total	Total
Name	Year	Bonus ($) (1)	Compensation ($)	Compensation (1)

Joseph W. Craft III	2018	$1	$468,258	0.0%

Brian L. Cantrell	2018	284,000	1,255,165	22.6%

R. Eberley Davis	2018	325,000	1,593,032	20.4%

Timothy J. Whelan	2018	285,000	1,279,161	22.3%

Thomas M. Wynne	2018	374,000	1,707,149	21.9%

(1)

Percentages were calculated using the base salary of the NEOs, as we have not provided discretionary bonuses to our NEOs with respect to the 2018 year.  Incentive awards paid pursuant to our STIP are deemed to be performance-based non-equity incentive compensation awards and are not included within the discretionary bonus amounts.

Outstanding Equity Awards at 2018 Fiscal Year-End Table

		Equity
	Equity	Incentive Plan
	Incentive Plan	Awards:
	Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Units or Other	Units or
	Rights That	Other Rights
	Have Not	That Have
Name	Vested (1)	Not Vested (2)

Joseph W. Craft III	78,555	$1,362,144

Brian L. Cantrell	84,112	1,458,502

R. Eberley Davis	102,846	1,783,350

Timothy J. Whelan	86,178	1,494,326

Thomas M. Wynne	123,189	2,136,098

(1)

Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2018.  Subject to our achieving financial performance targets, the units vested, or will vest, as follows:

	January 1,
Name	2019	2020	2021
Joseph W. Craft III	78,555	—	—

Brian L. Cantrell	39,300	20,967	23,845

R. Eberley Davis	47,200	25,275	30,371

Timothy J. Whelan	39,256	21,822	25,100

Thomas M. Wynne	57,750	30,549	34,890

Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."  All grants of restricted units under the LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

(2)	Stated values are based on $17.34 per unit, the closing price of our common units on December 31, 2018, the final market trading day of 2018.

Units Vested Table for 2018

	Unit Awards

	Number of Units
	Acquired on Vesting	Value Realized on
Name	(1)	Vesting (1)
Joseph W. Craft III	—	$—

Brian L. Cantrell	13,424	264,453

R. Eberley Davis	15,719	309,664

Timothy J. Whelan	14,369	283,069

Thomas M. Wynne	19,038	375,049

(1)

Amounts represent the number and value of restricted units granted under the LTIP that vested in 2018.  All of these units vested on January 1, 2018 and are valued at $19.70 per unit, the closing price on December 29, 2017, the final market trading day of 2017.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

Pension Benefits Table for 2018

		Number of	Present Value
		Years	of	Payments
	Plan	Credited	Accumulated	During Last
Name	Name	Service (1)	Benefit (2)	Fiscal Year
Joseph W. Craft III	SERP		$4,086,223	$—

Brian L. Cantrell	SERP		411,270	—

R. Eberley Davis	SERP		551,776	—

Timothy J. Whelan	SERP		124,137	—

Thomas M. Wynne	SERP		568,180	—

(1)	Column not applicable because no provision of the SERP is affected by years of service.

(2)

Amounts represent the Named Executive Officer's cumulative notional account balance of phantom units valued at $17.34, the closing price of our common units on December 31, 2018, the final market trading day of 2018.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

Narrative Discussion Relating to the Pension Benefits Table for 2018

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

The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in "Item 11. Pension Benefits Table for 2018" and the amounts each of the Named Executive Officers could receive under the LTIP have been previously disclosed in "Item 11. Outstanding Equity Awards at 2018 Fiscal Year-End Table", in each case assuming the triggering event occurred on December 31, 2018.  In addition, if a Named Executive Officer's employment were terminated as a result of one of certain enumerated events in the SERP, the Named Executive Officer would receive an amount based on an allocation for the year of termination.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan" for additional information regarding the enumerated events and allocation determination.  The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

Director Compensation

The sole member of our general partner has the right to set the compensation of the directors of our general partner.  Typically, such compensation has been set by the Board of Directors upon recommendation of the Compensation Committee, and with the concurrence of Mr. Craft, who indirectly owns our general partner.  Mr. Craft received no director compensation in 2018, and all compensation he received in his capacity as an employee is disclosed above within the Summary Compensation Table.  The directors of MGP devote 100% of their time as directors of MGP to the business of the ARLP Partnership.

Director Compensation Table for 2018

					Change in Pension
				Non-Equity	Value and
	Fees earned	Unit	Option	Incentive Plan	Nonqualified Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($) (3)(4)	($)(1)	($)(1)	Earnings ($)(1)	($)(2)	Total ($)
John P. Neafsey (5)	$4,000	$406,323	$—	$—	$—	$25,000	$435,323
John H. Robinson	165,000	—	—	—	—	25,000	190,000
Wilson M. Torrence	138,750	15,101	—	—	—	25,000	178,851
Nick Carter	155,000	—	—	—	—	25,000	180,000
Charles R. Wesley	—	—	—	—	—	25,000	25,000

(1)	Columns are not applicable.

(2)	These amounts represent a discretionary payment to the directors as a result of the 2018 performance.

(3)

Amounts represent the grant date fair value of equity awards in 2018 related to deferrals of annual retainer and distributions earned on deferred units (computed in accordance with FASB ASC 718, using the same assumptions as used for financial reporting purposes).  Please see Narrative to Director Compensation Table, below.

(4)

At December 31, 2018, each director had the following number of "phantom" ARLP common units credited to his notional account under the MGP's Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan"):

Directors
Deferred
Compensation
Name	Plan (in Units)
John P. Neafsey	115,484

John H. Robinson	—

Wilson M. Torrence	7,824

Nick Carter	—

On January 9, 2019, we provided 115,484 ARLP common units to Mr. Neafsey to settle his phantom unit balance under the Directors' Deferred Compensation Plan.  Please see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters" for information regarding our Directors' beneficial ownership of ARLP common units.

(5)	Mr. Neafsey retired effective January 1, 2019.

Narrative to Director Compensation Table

Compensation for our non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis.  The annual retainer for calendar year 2018 was $155,000 for each director other than Mr. Torrence, and $77,500 for Mr. Torrence, who also served, and received additional compensation, as a director and chairman of the audit committee of AGP, the former general partner of AHGP, through June 30, 2018.  Thereafter, Mr. Torrence's cash retainer was adjusted to $155,000 on an annualized basis.  Mr. Neafsey also was entitled to cash compensation of $38,750 for service as Chairman of the Board of Directors, Mr. Torrence also was entitled to cash compensation of $15,000 for service as Chairman of the Audit Committee (adjusted to $30,000 annualized, after June 30, 2018), and Mr. Robinson also was entitled to additional cash compensation of $10,000 for service as Chairman of the Compensation Committee. Directors have the option to defer all or part of their cash compensation pursuant to the Directors' Deferred Compensation Plan by completing an election form prior to the beginning of each calendar year.  Only Mr. Neafsey elected to defer cash compensation in 2018 pursuant to the Directors' Deferred Compensation Plan, deferring all but $4,000 of his cash compensation for 2018 (including the annual retainer described above).

Pursuant to the Directors' Deferred Compensation Plan, a notional account is established for deferred amounts of cash compensation and credited with notional common units of ARLP, described in the plan as "phantom" units.  The number of phantom units credited is determined by dividing the amount deferred by the average closing unit price for the ten trading days immediately preceding the deferral date.  When quarterly cash distributions are made with respect to ARLP common units, an amount equal to such quarterly distribution is credited to the notional account as additional phantom units.  Payment of accounts under the Directors' Deferred Compensation Plan will be made in ARLP common units equal to the number of phantom units then credited to the director's account.

Directors may elect to receive payment of the account resulting from deferrals during a plan year either (a) on the January 1 on or next following their separation from service as a director or (b) on the earlier of a specified January 1 or the January 1 on or next following their separation from service.  The payment election must be made prior to each plan year; if no election is made, the account will be paid on the January 1 on or next following the director's separation from service.  The Directors' Deferred Compensation Plan is administered by the Compensation Committee, and the Board of Directors may change or terminate the plan at any time; provided, however, that accrued benefits under the plan cannot be impaired.

Upon any recapitalization, reorganization, reclassification, split of common units, distribution or dividend of securities on ARLP common units, our consolidation or merger, or sale of all or substantially all of our assets or other similar transaction that is effected in such a way that holders of common units are entitled to receive (either directly or upon subsequent liquidation) cash, securities or assets with respect to or in exchange for ARLP common units, the Compensation Committee shall, in its sole discretion (and upon the advice of financial advisors as may be retained by the Compensation Committee), immediately adjust the notional balance of phantom units in each director's account under the Directors' Deferred Compensation Plan to equitably credit the fair value of the change in the ARLP common units and/or the distributions (of cash, securities or other assets) received or economic enhancement realized by the holders of the ARLP common units.

The Board of Directors has established a recommendation that each non-employee director should attain within five years following such person's election to the Board of Directors, and thereafter maintain during service on the Board of Directors, ownership of equity of ARLP (including phantom equity ownership under the Directors' Deferred Compensation Plan) with an aggregate value of $220,000.

CEO Pay Ratio Disclosures

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Joseph W. Craft III, our CEO.

For 2018, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our company (other than the CEO) was $98,749.
•	The annual total compensation of our CEO, as reported in the Summary Compensation Table was $468,258.
•	Based on this information, for 2018 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 4.7 to 1.

To determine the annual total compensation of our median employee and our CEO, we took the following steps:

•

Using the same median employee identified in 2017, we combined all of the elements of such employee's compensation for the 2018 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $98,749, comprised of such employee's W-2 compensation of $92,019 and contributions in the amount of $6,730 that we made on the employee's behalf to our 401(k) plan for the 2018 year.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the "Total" column of our 2018 Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

Mr. Craft, Chairman, President and CEO of our general partner, is also Chairman, President and Chief Executive Officer of AGP.  Otherwise, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Board of Directors or Compensation Committee of our general partner.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of February 8, 2019, regarding the beneficial ownership of common units held by (a) each director of our general partner, (b) each executive officer of our general partner identified in the Summary Compensation Table included in "Item 11. Executive Compensation" above, (c) all directors and executive officers as a group, and (d) each person known by our general partner to be the beneficial owner of 5% or more of our common units.  The address of our general partner and, unless otherwise indicated in the footnotes to the table below, each of the directors, executive officers and 5% unitholders reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119.  Unless otherwise indicated in the footnotes to the table below, the common units reflected as being beneficially owned by our general partner's directors and Named Executive Officers are held directly by such directors and officers.  The percentage of common units beneficially owned is based on 128,391,191 common units outstanding as of February 8, 2019.

		Percentage of Common
	Common Units	Units
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)	19,504,324	15.2%
Nick Carter	20,000	*
Robert J. Druten	37,628	*
John H. Robinson	18,462	*
Wilson M. Torrence	34,796	*
Charles R. Wesley III (2)	4,305,203	3.4%
Brian L. Cantrell	175,058	*
R. Eberley Davis	123,083	*
Robert J. Fouch	50,137	*
Robert G. Sachse	185,710	*
Thomas M. Wynne (3)	1,125,931	*
Timothy Whelan	50,722	*
All directors and executive officers as a group (12 persons)	25,631,054	20.0%

5% Common Unit Holder
Kathleen S. Craft (4)	16,237,609	12.6%

*Less than one percent.

(1)

The common units attributable to Mr. Craft consist of (i) 19,305,581 common units held directly by him, (ii) 2,000 common units held by his son, (iii) 168,602 common units attributable to Mr. Craft's spouse and (iv) 28,141 common units held by SGP (indirectly jointly owned by Mr. Craft and Kathleen S. Craft).

(2)

The common units attributable to Mr. Wesley consist of (i) 1,035,728 common units held directly by him and (ii) 3,269,475 common units held through trusts and other entities controlled by him and his spouse.

(3)	The common units attributable to Mr. Wynne consist of (i) 774,895 common units held directly by him and (ii) 351,036 common units held through a trust and another entity controlled by him.

(4)

The common units attributable to Kathleen S. Craft consist of (i) 16,209,468 common units held directly by her and (ii) 28,141 common units held by SGP (indirectly jointly owned by Mr. Craft and Kathleen S. Craft).

Equity Compensation Plan Information

	Number of units to be issued upon		Number of units remaining
	exercise/vesting of outstanding	Weighted-average exercise	available for future issuance
	options, warrants and rights	price of outstanding options,	under equity compensation
Plan Category	as of December 31, 2018	warrants and rights	plans as of December 31, 2018
Equity compensation plans approved by unitholders:
Long-Term Incentive Plan	1,828,080	N/A	2,205,152
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	512,529	N/A	N/A
Directors' Deferred Compensation	123,308	N/A	N/A

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the related-party transactions discussed in "Item 8. Financial Statements and Supplementary Data— Note 8 — Partners' Capital and Note 18 — Related-Party Transactions," ARLP has the following additional related-party transactions:

Certain Relationships

We are managed by MGP, which holds a non-economic general partner interest in us.  Prior to the Simplification Transactions discussed in "Item 8. Financial Statements and Supplementary Data—Note 1 — Organization and Presentation – Partnership Simplification," AHGP directly and indirectly through its wholly owned subsidiary, MGP II owned approximately 66.7% of our total outstanding common units, and MGP was a wholly owned subsidiary of MGP II.  As a result of the Simplification Transactions, AHGP and MGP II became wholly owned subsidiaries of ARLP and MGP remained our sole general partner and became a wholly owned subsidiary of AGP, which is indirectly wholly owned by Mr. Craft.  MGP's ability, as general partner, to control us effectively gives MGP the ability to veto our actions and to control our management.

Prior to the Simplification Transactions, certain of our officers and directors were also officers and/or directors of AHGP's general partner, AGP, including Mr. Craft, the Chairman, President and CEO of our general partner, Mr. Torrence, a Director, member of the Compensation Committee and Chairman of the Audit Committee of the MGP Board of Directors, Mr. Cantrell, the Senior Vice President and Chief Financial Officer of our general partner, Mr. Davis, the Senior Vice President, General Counsel and Secretary of our general partner, and Mr. Fouch, Vice President, Controller and Chief Accounting Officer of our general partner.  Following the Simplification Transactions, Messrs. Craft, Cantrell, Davis and Fouch continue to be officers of AGP, which is no longer the general partner of AHGP as a result of the Simplification Transactions.

Related-Party Transactions

The Board of Directors and its Conflicts Committee review our related-party transactions that involve a potential conflict of interest between MGP or any of its affiliates and ARLP or its subsidiaries or another partner to determine that such transactions reflect market-clearing terms and conditions customary in the coal industry.  As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to us and our limited partners.

Administrative Services

On April 1, 2010, effective January 1, 2010, ARLP entered into an Administrative Services Agreement with our general partner, our Intermediate Partnership, AHGP and its general partner AGP, and ARH II.  Under the Administrative Services Agreement, certain employees, including some executive officers, provided administrative services for AHGP, AGP and ARH II and their respective affiliates. Prior to the Simplification Transactions, we were reimbursed for services rendered by our employees on behalf of these entities as provided under the Administrative Services Agreement.  We billed and recognized administrative service revenue under this agreement for the year ended December 31, 2018 of $0.2 million from AHGP.  In conjunction with the Simplification Transactions, we discontinued the Administrative Service Agreement.

Our partnership agreement provides that MGP and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, director fees and expenses, management's salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services. MGP may determine in its sole discretion the expenses that are allocable to us.  Total costs billed to us by our general partner and its affiliates were approximately $1.1 million for the year ended December 31, 2018.  The executive officers of our general partner are employees of and paid by Alliance Coal, and the reimbursement we pay to our general partner pursuant to the partnership agreement does not include any compensation expenses associated with them.

JC Land

Our subsidiary, ASI, has a time-sharing agreement with Mr. Craft and Mr. Craft's affiliate, JC Land, LLC ("JC Land"), concerning their use of aircraft owned by ASI for purposes other than our business.  In accordance with the provisions of that agreement, Mr. Craft and JC Land paid ASI $53,441 for the year ended December 31, 2018 for use of the aircraft.  In addition, Alliance Coal has a time-sharing agreement with JC Land concerning Alliance Coal's use of an airplane owned by JC Land.  In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.3 million for the year ended December 31, 2018 for use of the aircraft.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots hired by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.  JC Land paid us $0.3 million in 2018 pursuant to this agreement.    Separately, we billed JC Land $0.5 million during 2018 for fuel, maintenance, pilot travel, etc. paid by us on their behalf.

SGP

Tunnel Ridge has a surface land lease with SGP with an annual payment of $0.2 million, payable in January of each year. The property subject to this lease is now owned by the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation, an undivided one-half interest each. Beginning in January 2019, the annual payments will be made to these charitable foundations.

Omnibus Agreement

We  are party to an omnibus agreement with ARH, MGP and AGP, which govern potential competition among us and the other parties to this agreement.  Pursuant to the terms of the omnibus agreement, ARH and AGP agreed, and caused their controlled affiliates to agree, for so long as management controls MGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless it first offers us the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors, with the concurrence of its Conflicts Committee, elects to cause us not to pursue such opportunity or acquisition. In addition, ARH has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided ARH offers us the opportunity to purchase the coal assets following their acquisition.  The restriction does not apply to the assets retained and business conducted by ARH at the closing of our initial public offering.  Except as provided above, ARH and AGP and their controlled affiliates are prohibited from engaging in activities wherein they compete directly with us.  In addition to its non-competition provisions, the agreement also provides for indemnification of us against liabilities associated with certain assets and businesses of ARH that were disposed of or liquidated prior to consummating our initial public offering.

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

All members and former members of the Audit Committee—Messrs. Torrence, Carter, Druten, Neafsey and Robinson—and all members and former members of the Compensation Committee—Messrs. Robinson, Carter, Druten, Neafsey and Torrence—are independent directors as defined under applicable NASDAQ and Exchange Act rules.  Please see "Item 10.  Directors, Executive Officers and Corporate Governance of the General Partner—Audit Committee" and "Item 11.  Executive Compensation—Compensation Discussion and Analysis."

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young LLP is our independent registered public accounting firm.  The following table sets forth fees paid to Ernst & Young LLP during the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Audit Fees (1)	$1,093	$969
Audit-related fees (2)	—	—
Tax fees (3)	460	205
All other fees	—	—
Total	$1,553	$1,174

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

(a)(2)Financial Statement Schedule.

23. Schedule II	123

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)          The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

2.1	Simplification Agreement, dated as of February 22, 2018, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Wildcat GP Merger Sub, LLC, MGP II, LLC, ARM GP Holdings, Inc., New AHGP GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC and Alliance Resource GP, LLC.	8-K	000-26823 18634680	2.1	02/23/2018

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.3	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.5	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.6	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634680	3.9	02/23/2018

3.7	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.3	06/06/2018

3.8	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of June 1, 2018.	8-K	000-26823 1883834	3.4	06/06/2018

3.9	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.5	06/06/2018

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC, dated as of May 31, 2018.	8-K	000-26823 1883834	3.7	06/06/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Second Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., included in this Exhibit Index as Exhibit 3.1).	8-K	000-26823 08763867	3.1	04/18/2008

4.2	Indenture, dated as of April 24, 2017, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	000-26823 17798539	4.1	04/24/2017

4.3	Form of 7.500% Senior Note due 2025 (included in Exhibit 4.2).	8-K	000-26823 17798539	4.1	04/24/2017

10.1	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein.	10-K	000-26823 583595	10.2	03/29/2000

10.2	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-26823 11823116	10.1	05/09/2011

10.3	Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 1782487	10.25	11/13/2001

10.4	First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 02827517	10.32	11/14/2002

10.5	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.6	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.7	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.8	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.9(1)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

10.10(1)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.11(1)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.12(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.13(1)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.14	Guaranty by Alliance Resource Partners, L.P. dated March 16, 2012	10-Q	000-26823 12825281	10.3	05/09/2012

10.15(2)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-26823 12825281	10.1	05/09/2012

10.16(2)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.	10-Q/A	000-26823 12947715	10.2	07/05/2012

10.17	Amended and Restated Charter for the Audit Committee of the Board of Directors dated February 23, 2009	10-K	000-26823 09647063	10.35	03/02/2009

10.18	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.19	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.20(1)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.21(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.22(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.23(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

10.24	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors	8-K	000-26823 08928968	10.1	07/01/2008

10.25	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors	8-K	000-26823 08928968	10.2	07/01/2008

10.26(1)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 09647063	10.52	03/02/2009

10.27(1)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

10.28(1)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	02/28/2011

10.29	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.30(2)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-26823 091164883	10.2	11/06/2009

10.31	Amended and Restated Charter for the Compensation Committee of the Board of Directors dated February 23, 2010.	10-K	000-26823 10638795	10.49	02/26/2010

10.32	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-26823 101000555	10.1	08/09/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.33	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-26823 101000555	10.2	08/09/2010

10.34	Purchase and Sale Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as buyer and Alliance Coal, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, River View Coal, LLC, Sebree Mining, LLC, Tunnel Ridge, LLC and White County Coal, LLC, as originators	8-K	000-26823 141277053	10.1	12/10/2014

10.35	Sale and Contribution Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as seller and AROP Funding, LLC, as buyer	8-K	000-26823 141277053	10.2	12/10/2014

10.36	Receivables Financing Agreement, dated as of December 5, 2014, among Borrower, PNC Bank, National Association, as administrative agent as well as the letter of credit bank, the persons from time to time party thereto as lenders, the persons from time to time party thereto as letter of credit participants, and Alliance Coal, LLC, as initial servicer	8-K	000-26823 141277053	10.3	12/10/2014

10.37	Performance Guaranty, dated as of December 5, 2014, by AROP in favor of PNC Bank, National Association, as administrative agent	8-K	000-26823 141277053	10.4	12/10/2014

10.38	Master Lease Agreement, dated as of October 29, 2015, between Alliance Resource Operating Partners, L.P., Hamilton County Coal, LLC and White Oak Resources LLC, as lessees, and PNC Equipment Finance, LLC and the other lessors named therein.	8-K	000-26823 151198024	10.1	11/04/2015

10.39(1)	The Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan as amended by the Third Amendment and Fourth Amendment	10-K	000-26823 161460619	10.46	02/26/2016

10.40	First Amendment to the Receivables Financing Agreement, dated as of December 4, 2015	10-Q	000-26823 161634229	10.1	05/10/2016

10.41	Second Amendment to the Receivables Financing Agreement, dated as of February 24, 2016	10-Q	000-26823 161634229	10.2	05/10/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.42	Joinder Agreement, dated as of February 24, 2016, among Warrior Coal, LLC, Webster County Coal, LLC, White Oak Resources LLC and Hamilton County Coal, LLC, dated as of February 24, 2016	10-Q	000-26823 161634229	10.3	05/10/2016

10.43	Fourth Amended and Restated Credit Agreement, dated as of January 27, 2017, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 17567534	10.1	02/02/2017

10.44	First Amendment to Note Purchase Agreement, dated as of January 27, 2017, by and among Alliance Resource Operating Partners, L.P. and the subsidiary guarantors and various investors named therein.	8-K	000-26823 17567534	10.2	02/02/2017

10.45	Third Amendment to the Receivables Financing Agreement, dated as of December 2, 2016	10-K	000-26823 17636362	10.45	02/24/2017

10.46

Amendment No. 1 dated April 3, 2017 to the Fourth Amended and Restated Credit Agreement, dated as of January 27, 2017, by and among Alliance Resource Operating Partners, L.P., as borrower, the initial lenders, initial issuing banks and swingline bank named therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC and Citigroup Global Markets Inc. as joint lead arrangers, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and BOKF, NA DBA Bank of Oklahoma as joint bookrunners, Wells Fargo Bank, National Association, Citibank, N.A., and BOKF, NA DBA Bank of Oklahoma as syndication agents, and the other institutions named therein as documentation agents.

		8-K	000-26823 17750742	10.1	04/07/2017

10.47	Fourth Amendment to the Receivables Financing Agreement, dated as of November 27, 2017	10-K	000-26823 18634680	10.47	02/23/2018

10.48	Fifth Amendment to the Receivables Financing Agreement, dated as of January 17, 2018	10-K	000-26823 18634680	10.48	02/23/2018

10.49	Contribution Agreement, dated as of July 28, 2017, by and among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, ARM GP Holdings, Inc., MGP II, LLC and Alliance Holdings GP, L.P.	8-K	000-26823 17990766	10.1	07/28/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.50	First Amendment to Contribution Agreement, dated as of May 31, 2018, by and among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, ARM GP Holdings, Inc., MGP II, LLC and Alliance Holdings GP, L.P.	8-K	000-26823 18883834	10.1	06/06/2018

10.51	Sixth Amendment to the Receivables Financing Agreement, dated as of June 19, 2018	10-Q	000-26823 18994075	10.2	08/06/2018

10.52	Seventh Amendment to the Receivables Financing Agreement, dated as of January 16, 2019					☑

10.53

Subscription Agreement for Partnership Interest - General Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals, LP and AllDale Mineral Management, LLC.

						☑

10.54

Subscription Agreement for Partnership Interest - Limited Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals, LP and AllDale Mineral Management, LLC.

						☑

10.55

Subscription Agreement for Partnership Interest - General Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals II, LP and AllDale Mineral Management II, LLC.

						☑

10.56

Subscription Agreement for Partnership Interest - Limited Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals II, LP and AllDale Mineral Management II, LLC.

						☑

10.57	AllDale Minerals, LP Joinder Agreements dated January 3, 2019 by and among Alliance Royalty, LLC, AllRoy GP, LLC and AllDale Minerals, LP.					☑

10.58	AllDale Minerals II, LP Joinder Agreements dated January 3, 2019 by and among Alliance Royalty, LLC, AllRoy GP, LLC and AllDale Minerals II, LP.					☑

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers	10-K	000-26823 13656028	14.1	03/01/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

21.1	List of Subsidiaries.					☑

23.1	Consent of Ernst & Young LLP.					☑

31.1

Certification of Joseph W. Craft III, President, Chief Executive Officer and Chairman of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 22, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

☑

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 22, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

☑

32.1

Certification of Joseph W. Craft III, President, Chief Executive Officer and Chairman of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 22, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☑

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 22, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☑

95.1	Federal Mine Safety and Health Act Information					☑

101	Interactive Data File (Form 10-K for the year ended December 31, 2018 filed in XBRL).					☑

* Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

(1)	Denotes management contract or compensatory plan or arrangement.
(2)

Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act, as amended, and the omitted material has been separately filed with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 22, 2019.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft III
Joseph W. Craft III
President, Chief Executive
Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Craft III	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 22, 2019
Joseph W. Craft III

/s/ Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2019
Brian L. Cantrell

/s/ Robert J. Fouch	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2019
Robert J. Fouch

/s/ Nick Carter	Director	February 22, 2019
Nick Carter

/s/ Robert J. Druten	Director	February 22, 2019
Robert J. Druten

/s/ John H. Robinson	Director	February 22, 2019
John H. Robinson

/s/ Wilson M. Torrence	Director	February 22, 2019
Wilson M. Torrence

/s/ Charles R. Wesley	Executive Vice President and Director	February 22, 2019
Charles R. Wesley