Form 10-Q
period 2019-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2019-05-06
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes   [X]  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common units representing limited partner interests	ARLP	NASDAQ Global Select Market

As of May 6, 2019, 128,391,191 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,192	$244,150
Trade receivables	194,538	174,914
Other receivables	2,108	395
Due from affiliates	16	17
Inventories, net	85,440	59,206
Advance royalties, net	1,630	1,274
Prepaid expenses and other assets	15,811	20,730
Total current assets	329,735	500,686
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,474,573	2,925,808
Less accumulated depreciation, depletion and amortization	(1,579,588)	(1,513,450)
Total property, plant and equipment, net	1,894,985	1,412,358
OTHER ASSETS:
Advance royalties, net	53,499	42,923
Equity method investments	28,770	161,309
Equity securities	—	122,094
Goodwill	136,399	136,399
Operating lease right-of-use assets	22,508	—
Other long-term assets	19,234	18,979
Total other assets	260,410	481,704
TOTAL ASSETS	$2,485,130	$2,394,748

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$112,684	$96,397
Due to affiliates	66	816
Accrued taxes other than income taxes	18,484	16,762
Accrued payroll and related expenses	38,896	43,113
Accrued interest	12,509	5,022
Workers' compensation and pneumoconiosis benefits	11,268	11,137
Current finance lease obligations	40,894	46,722
Current operating lease obligations	6,911	—
Other current liabilities	17,429	18,902
Current maturities, long-term debt, net	90,000	92,000
Total current liabilities	349,141	330,871
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	414,771	564,004
Pneumoconiosis benefits	72,922	68,828
Accrued pension benefit	41,917	43,135
Workers' compensation	40,428	41,669
Asset retirement obligations	131,905	127,655
Long-term finance lease obligations	9,082	10,595
Long-term operating lease obligations	15,462	—
Other liabilities	21,393	20,304
Total long-term liabilities	747,880	876,190
Total liabilities	1,097,021	1,207,061

PARTNERS' CAPITAL:
Alliance Resource Partners, L.P. ("ARLP") Partners' Capital:
Limited Partners - Common Unitholders 128,391,191 and 128,095,511 units outstanding, respectively	1,426,360	1,229,268
Accumulated other comprehensive loss	(50,455)	(46,871)
Total ARLP Partners' Capital	1,375,905	1,182,397
Noncontrolling interest	12,204	5,290
Total Partners' Capital	1,388,109	1,187,687
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,485,130	$2,394,748

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
SALES AND OPERATING REVENUES:
Coal sales	$476,016	$423,610
Royalty revenues	10,728	—
Transportation revenues	30,238	19,785
Other sales and operating revenues	9,620	13,727
Total revenues	526,602	457,122

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	302,728	277,238
Transportation expenses	30,238	19,785
Outside coal purchases	—	1,374
General and administrative	17,812	16,651
Depreciation, depletion and amortization	71,139	61,848
Settlement gain	—	(80,000)
Total operating expenses	421,917	296,896

INCOME FROM OPERATIONS	104,685	160,226

Interest expense (net of interest capitalized for the three months ended March 31, 2019 and 2018 of $254 and $265, respectively)	(11,422)	(10,858)
Interest income	91	65
Equity method investment income	324	3,736
Equity securities income	12,906	3,724
Acquisition gain	177,043	—
Other expense	(129)	(847)
INCOME BEFORE INCOME TAXES	283,498	156,046

INCOME TAX BENEFIT	(106)	(10)

NET INCOME	283,604	156,056

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(7,176)	(148)

NET INCOME ATTRIBUTABLE TO ALLIANCE RESOURCE PARTNERS, L.P. ("NET INCOME OF ARLP")	$276,428	$155,908

GENERAL PARTNER'S INTEREST IN NET INCOME OF ARLP	$—	$1,560

LIMITED PARTNERS' INTEREST IN NET INCOME OF ARLP	$276,428	$154,348

BASIC AND DILUTED NET INCOME OF ARLP PER LIMITED PARTNER UNIT	$2.12	$1.16

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,149,791	130,819,217

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

NET INCOME	$283,604	$156,056

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	47	47
Amortization of net actuarial loss (1)	979	969
Total defined benefit pension plan adjustments	1,026	1,016

Pneumoconiosis benefits
Net actuarial loss	(3,465)	—
Amortization of net actuarial loss (gain) (1)	(1,145)	1
Total pneumoconiosis benefits adjustments	(4,610)	1

OTHER COMPREHENSIVE INCOME (LOSS)	(3,584)	1,017

COMPREHENSIVE INCOME	280,020	157,073

Less: Comprehensive income attributable to noncontrolling interest	(7,176)	(148)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$272,844	$156,925

(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 14 and 16 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES	$143,706	$224,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(84,043)	(51,525)
Increase (decrease) in accounts payable and accrued liabilities	6,470	(15)
Proceeds from sale of property, plant and equipment	103	7
Contributions to equity method investments	—	(11,400)
Distributions received from investments in excess of cumulative earnings	2,260	736
Payment for acquisition of business, net of cash acquired	(175,060)	—
Cash received from redemption of equity securities	134,288	—
Net cash used in investing activities	(115,982)	(62,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	108,000	37,600
Payments under securitization facility	(110,000)	(70,000)
Borrowings under revolving credit facilities	—	70,000
Payments under revolving credit facilities	(150,000)	(100,000)
Payments on finance lease obligations	(7,341)	(6,974)
Payments for purchases of units under unit repurchase program	(5,251)	—
Net settlement of withholding taxes on issuance of units in deferred compensation plans	(7,817)	(2,081)
Cash contribution by General Partner	—	41
Distributions paid to Partners	(69,011)	(68,396)
Other	(262)	(163)
Net cash used in financing activities	(241,682)	(139,973)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(213,958)	22,008
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244,150	6,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,192	$28,764

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,240	$2,995

NON-CASH INVESTING AND FINANCING ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$21,055	$15,621
Assets acquired by finance lease	$—	$835
Right-of-use assets acquired by operating lease	$25,179	$—
Market value of common units issued under deferred compensation plans before tax withholding requirements	$17,415	$6,142
Acquisition of business:
Fair value of assets assumed	$484,303	$—
Previously held equity-method investments	(307,322)	—
Cash paid, net of cash acquired	(175,060)	—
Fair value of liabilities assumed	$1,921	$—

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Condensed Consolidated Financial Statements

•	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
•	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the coal mining operations of Alliance Resource Operating Partners, L.P.

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  ARLP was formed in May 1999 and completed its initial public offering on August 19, 1999 when it acquired substantially all of the coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation, and its subsidiaries.  We are managed by our general partner, MGP, a Delaware limited liability company which holds a non-economic general partner interest in ARLP.

AllDale I & II Acquisition

On January 3, 2019 (the "Acquisition Date"), we acquired all of the limited partner interests not owned by Cavalier Minerals JV, LLC ("Cavalier Minerals") in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") and the general partner interests in AllDale I & II (the "Acquisition").  As a result of the Acquisition and our previous investments held through Cavalier Minerals, we now control approximately 43,000 net royalty acres in premier oil & gas resource plays.   The Acquisition provides us with diversified exposure to industry leading operators and is consistent with our general business strategy to pursue accretive acquisitions. See Note 3 – Acquisition for more information.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2019 and December 31, 2018 and the results of our operations, comprehensive income and cash flows for the three months ended March 31, 2019 and 2018.  All intercompany transactions and accounts have been eliminated.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 and particularly as it relates to the simplification transactions completed by the Partnership on May 31, 2018 ("Simplification Transactions").

For the periods presented prior to the Simplification Transactions, completed on May 31, 2018, MGP's previous interests in both Alliance Coal and the Intermediate Partnership are reported as part of the general partner's interest in the ARLP Partnership's condensed consolidated financial statements.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2019.

Use of Estimates

The preparation of the ARLP Partnership's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements.  Actual results could differ from those estimates.

Leases

We lease buildings and equipment under operating lease agreements that provide for the payment of minimum rentals.  We also have noncancelable lease agreements with third parties for land and equipment under finance lease obligations.  Some of our arrangements within these agreements have both lease and non-lease components, which are generally accounted for separately.  We have elected a practical expedient to account for lease and non-lease components as a single lease component for leases of buildings and office equipment.  Our leases have lease terms of one year to 20 years, some of which include automatic renewals up to ten years which are likely to be exercised, and some of which include options to terminate the lease within one year.  We also hold numerous mineral reserve leases with both related parties as well as third parties, none of which are accounted for as an operating lease or as a finance lease.

We review each agreement to determine if an arrangement within the agreement contains a lease at the inception of an arrangement.  Once an arrangement is determined to contain either an operating or finance lease with a term greater than 12 months, we recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term based on the present value of lease payments over the lease term. The lease term includes all noncancelable periods defined in the lease as well as periods covered by options to extend the lease that we are reasonably certain to exercise.  As an implicit borrowing rate cannot be determined under most of our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Expenses related to leases determined to be operating leases will be recognized on a straight-line basis over the lease term including any reasonably assured renewal periods, while those determined to be finance leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement.  The determination of whether a lease is accounted for as a finance lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life.

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02").  ASU 2016-02 requires lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet and disclose key information about lease arrangements. Leases are now classified as either finance or operating, with the resulting classification affecting the pattern of expense recognition in the income statement.  We elected to use the modified retrospective transition method which allows a cumulative effect adjustment on the balance sheet upon adoption. The adoption of the standard resulted in the recognition of approximately $25.0 million in additional net lease assets and respective lease liabilities as of January 1, 2019.

As part of our transition there are a number of practical expedients available in the new standard.  We elected a package of practical expedients that, among other things, allows us to not reassess the lease classification of expired or existing leases. In addition to the package of practical expedients, we also elected to use a practical expedient allowing us to use hindsight in determining the lease term for existing leases.

New Accounting Standards Issued and Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking "expected loss" model that generally will result in earlier recognition of allowances for losses.  The new standard will require disclosure of significantly more information related to these items.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for the fiscal year beginning after December 15, 2018, including interim periods.  We do not have a history of credit losses on our financial instruments, accordingly we do not anticipate ASU 2016-13 will have a material impact on our condensed consolidated financial statements.

3.ACQUISITION

On the Acquisition Date,  we acquired all of the limited partner interests not owned by Cavalier Minerals in AllDale I & II and the general partner interests in AllDale I & II for $176.0 million, which was funded with cash on hand and borrowings under the Revolving Credit Facility discussed in Note 8 – Long-Term Debt.  As a result of the Acquisition and our previous investments held through Cavalier Minerals, we now control approximately 43,000 net royalty acres strategically positioned in the core of the Anadarko (SCOOP/STACK), Permian (Delaware and Midland), Williston (Bakken) and Appalachian basins. The Acquisition provides us with diversified exposure to industry leading operators and is consistent with our general business strategy to pursue accretive acquisitions.

Because the underlying mineral interests held by AllDale I & II include royalty interests in producing properties, we have determined that the Acquisition should be accounted for as a business combination and the underlying assets and liabilities of AllDale I & II should be recorded at their Acquisition Date fair value on our condensed consolidated balance sheet.

The total fair value of the cash paid in the Acquisition and our previous investments were as follows:

As of January 3, 2019
(in thousands)

Cash	$175,960
Previously held investments	307,322
Total	$483,282

Prior to the Acquisition Date, we accounted for our investments in AllDale I & II, held through Cavalier Minerals, as equity method investments. The combined fair value of our equity method investments on the Acquisition Date was $307.3 million.  We re-measured our equity method investments, which had an aggregate carrying value of $130.3 million immediately prior to the Acquisition using an income approach primarily comprised of a discounted cash flow model.  The re-measurement resulted in a gain of $177.0 million which is recorded in the Acquisition gain line item in our condensed consolidated statements of income. The assumptions used in the determination of the fair value measurement include estimated production, projected cash flows, forward oil & gas prices and a risk adjusted discount rate. Certain assumptions are not observable in active markets and therefore the re-measurement of our equity method investments represents a Level 3 fair value measurement.

The following table summarizes the fair value allocation of assets acquired and liabilities assumed as of the Acquisition Date:

As of January 3, 2019
(in thousands)

Cash and cash equivalents	$900
Mineral interests	473,701
Receivables	10,602
Accounts payable	(1,921)
Net assets acquired	$483,282

We determined the fair value of the mineral interests using an income approach. The income approach primarily includes the development of an entity-wide value using discounted expected cash flows based on estimated production, projected cash flows, forward oil & gas prices and a risk adjusted discount rate. Certain assumptions used are not observable in active markets, therefore the fair value measurement of the mineral interests represents a Level 3 fair value measurement.  AllDale I & II's carrying value of the receivables and accounts payable represent their fair value given their short-term nature.

Our previous equity method investments in AllDale I & II were held through Cavalier Minerals.  Bluegrass Minerals continues to hold a 4% membership interest (the "Bluegrass Interest") as well as a profits interest in Cavalier Minerals as it did before the Acquisition.  This Bluegrass Interest represents an indirect noncontrolling interest in AllDale I & II.  The Acquisition Date fair value of the Bluegrass Interest was $12.3 million.  The fair value was determined using estimated production, projected cash flows, forward oil & gas prices and a risk adjusted discount rate. Certain assumptions used are not observable in active markets, therefore the fair value measurement represents a Level 3 fair value measurement.

The amounts of revenue and earnings, exclusive of the acquisition gain, of AllDale I & II included in our condensed consolidated statements of income from the Acquisition Date through March 31, 2019 are as follows:

(in thousands)

Revenue	$10,728
Net income	4,081

The following represents the pro forma revenues and net income for the three months ended March 31, 2018 as if AllDale I & II had been included in our consolidated results since January 1, 2018.  These amounts have been calculated after applying our accounting policies.  Pro forma information is not necessary for the three months ended March 31, 2019 as the Acquisition occurred at the beginning of the year.  Additionally, our results have been adjusted to remove the effect of our past equity method investments in AllDale I & II.

Three Months Ended
March 31,
2018
(in thousands)
Total revenues
As reported	$457,122
Pro forma	464,881

Net income
As reported	$156,056
Pro forma	155,583

4.CONTINGENCIES

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

5.INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)

Coal	$47,265	$20,929
Supplies (net of reserve for obsolescence of $5,041 and $5,453, respectively)	38,175	38,277
Total inventories, net	$85,440	$59,206

6.LEASES

The components of lease expense were as follows:

Three Months Ended
March 31,
2019
(in thousands)

Finance lease cost:
Amortization of right-of-use assets	$4,521
Interest on lease liabilities	714
Operating lease cost	3,009
Short-term lease cost	190
Variable lease cost	332
Total lease cost	$8,766

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31,
2019
(in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,966
Operating cash flows for finance leases	$714
Financing cash flows for finance leases	$7,341

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,179

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Finance leases:
Property and equipment finance lease assets, gross	$141,019	$141,019
Accumulated depreciation	(79,097)	(74,576)
Property and equipment finance lease assets, net	$61,922	$66,443

March 31,
2019
Weighted average remaining lease term
Operating leases	11.1 years
Finance leases	1 year

Weighted average discount rate
Operating leases	6.0%
Finance leases	5.2%

Maturities of lease liabilities as of March 31, 2019 were as follows:

	Operating leases	Finance leases
	(in thousands)

2019	$6,120	$40,754
2020	3,788	8,748
2021	2,236	913
2022	2,172	913
2023	1,995	140
Thereafter	14,864	560
Total lease payments	31,175	52,028
Less imputed interest	(8,802)	(2,052)
Total	$22,373	$49,976

7.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Long-term debt	$—	$541,274	$—	$—	$669,864	$—
Total	$—	$541,274	$—	$—	$669,864	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities, due from affiliates and due to affiliates approximate fair value due to the short maturity of those instruments.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities (See Note 8 – Long-Term Debt).  The fair value of debt, which is based upon these interest rates, is classified as a Level 2 measurement under the fair value hierarchy.

8.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
	(in thousands)
Revolving credit facility	$25,000	$175,000	$(4,665)	$(5,203)
Senior notes	400,000	400,000	(5,564)	(5,793)
Securitization facility	90,000	92,000	—	—
	515,000	667,000	(10,229)	(10,996)
Less current maturities	(90,000)	(92,000)	—	—
Total long-term debt	$425,000	$575,000	$(10,229)	$(10,996)

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

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 4.85% as of March 31, 2019.  At March 31, 2019, we had $9.3 million of letters of credit outstanding with $460.5 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.81 to 1.0 and 16.6 to 1.0, respectively, for the trailing twelve months ended March 31, 2019.  We remain in compliance with the covenants of the Credit Agreement as of March 31, 2019.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in January 2019 and matures in January 2020. At March 31, 2019, we had $90.0 million outstanding balance under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see Note 9 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  The commitment under the Cavalier Credit Facility is reduced by any distributions received from Cavalier Minerals' investment in AllDale II. As of March 31, 2019, the commitment under the Cavalier Credit Facility was $68.2 million.  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II"), an entity owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP ("Mr. Craft") and Kathleen S. Craft, (b) an entity owned by an individual who is an officer and director of ARH II ("ARH Officer") and (c) charitable foundations established by Mr. Craft and Kathleen S. Craft.  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly, and mature on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of the principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale I & II.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of March 31, 2019, Cavalier Minerals had not drawn on the Cavalier Credit Facility.

9.VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, our subsidiary, Alliance Minerals, and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals, which was formed to indirectly acquire oil & gas mineral interests through its ownership in AllDale I & II.  Alliance Minerals' ownership interest in Cavalier Minerals is 96%.  Bluegrass Minerals owns a 4% membership interest in Cavalier Minerals and a profits interest which entitles it to receive distributions equal to 25% of all distributions (including in liquidation) after all members have recovered their investment.  Distributions with respect to Bluegrass Minerals' profits interest will be offset by all distributions received by Bluegrass Minerals from the former general partners of AllDale I & II.    Bluegrass Minerals was Cavalier Minerals' managing member prior to the Acquisition (see Note 3 – Acquisition).  In conjunction with the Acquisition, we became the managing member in Cavalier Minerals.  Total contributions to and cumulative distributions from Cavalier Minerals are as follows:

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	57,385	2,391

We have concluded that Cavalier Minerals is a variable interest entity ("VIE") which we consolidate as the primary beneficiary because we are the managing member and a substantial equity owner in Cavalier Minerals.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

AllDale I & II

As a result of the Acquisition, we now own 100% of the general partner interests and, including the limited partner interests we hold indirectly through our ownership in Cavalier Minerals, approximately 97% of the limited partner interests in AllDale I & II.  See Note 3 – Acquisition for more information on the Acquisition.  As the general partner of AllDale I & II, we are entitled to receive 20.0% of all distributions from AllDale I & II with the remaining 80.0% allocated to limited partners based upon ownership percentages.

Since AllDale I & II are structured as limited partnerships with the limited partners 1) not having the ability to remove the general partner and 2) not participating significantly in the operational decisions, we concluded that AllDale I & II are VIEs.  We consolidate AllDale I & II as the primary beneficiary because we have the power to direct the activities that most significantly impact AllDale I & II's economic performance in addition to substantial equity ownership.

The following table presents the carrying amounts and classification of AllDale I & II's assets and liabilities included in our condensed consolidated balance sheets:

March 31,
2019
Assets (liabilities):	(in thousands)
Cash and cash equivalents	$3,338
Trade receivables	7,474
Other receivables	1,415
Total property, plant and equipment, net	468,815
Other long-term assets	213
Accounts payable	(1,357)
Due to affiliates	(45)

AllDale III

In February 2017, Alliance Minerals committed to directly invest $30.0 million in AllDale Minerals III, LP ("AllDale III") which was created for similar investment purposes as AllDale I & II.  Alliance Minerals completed funding of this commitment in 2018. Alliance Minerals' limited partner interest in AllDale III at March 31, 2019 was 13.9%.

The AllDale III Partnership Agreement includes a 25% profits interest for the general partner, subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 "catch-up" provision for the general partner.  AllDale III distributed $0.5 million and $0.4 million to Alliance Minerals during the three months ended March 31, 2019 and 2018, respectively.

Since AllDale III is structured as a limited partnership with the limited partners 1) not having the ability to remove the general partner and 2) not participating significantly in the operational decisions, we concluded that AllDale III is a VIE.    We are not the primary beneficiary of AllDale III as we do not have the power to direct the activities that most significantly impact AllDale III's economic performance.  We account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), an indirect, wholly owned subsidiary of ARH II, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by Mr. Craft, entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 8 – Long-Term Debt, who is also a trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the three months ended March 31, 2019, we paid $10.8 million of advanced royalties to WKY CoalPlay.

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

10.INVESTMENTS

AllDale III

As discussed in Note 9 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Beginning balance	$28,974	$14,182
Contributions	—	11,400
Equity method investment income	324	42
Distributions received	(528)	(375)
Ending balance	$28,770	$25,249

Kodiak

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak Gas Services, LLC ("Kodiak"), a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  This structured investment provided us with a quarterly cash or payment-in-kind return.  We accounted for our ownership interests in Kodiak as equity securities without readily determinable fair values.  On February 8, 2019, Kodiak redeemed our preferred interest for $135.0 million in cash resulting in an $11.5 million gain due to an early redemption premium. The gain is included in the Equity securities income line item.  We no longer hold any ownership interests in Kodiak.

11.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2018 and 2019 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2018	$0.5100	$68,396
May 15, 2018	0.5150	69,047
August 14, 2018	0.5200	69,239
November 14, 2018	0.5250	69,220
Total	$2.0700	$275,902

February 14, 2019	$0.5300	$69,011
May 15, 2019 (1)	0.5350	—
Total	$1.0650	$69,011

(1)	On April 26, 2019, we declared this quarterly distribution payable on May 15, 2019 to all unitholders of record as of May 8, 2019.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  During the three months ended March 31, 2019, we repurchased and retired 300,970 units for $5.3 million.  Since inception of the program, we have repurchased and retired 3,985,045 units at an average unit price of $19.03 for an aggregate purchase price of $75.9 million.  Total units repurchased includes the repurchase and retirement of 35 units representing fractional units as part of the Simplification Transactions which are not part of the unit repurchase program.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the three months ended March 31, 2019 and 2018:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Loss	Interest	Capital
	(in thousands, except unit data)
Balance at January 1, 2019	128,095,511	$1,229,268	$(46,871)	$5,290	$1,187,687
Comprehensive income:
Net income	—	276,428	—	7,176	283,604
Actuarially determined long-term liability adjustments	—	—	(3,584)	—	(3,584)
Total comprehensive income					280,020
Settlement of deferred compensation plans	596,650	(7,817)	—	—	(7,817)
Purchase of units under unit repurchase program	(300,970)	(5,251)	—	—	(5,251)
Common unit-based compensation	—	2,743	—	—	2,743
Distributions on deferred common unit-based compensation	—	(1,280)	—	—	(1,280)
Distributions from consolidated company to noncontrolling interest	—	—	—	(262)	(262)
Distributions to Partners	—	(67,731)	—	—	(67,731)
Balance at March 31, 2019	128,391,191	$1,426,360	$(50,455)	$12,204	$1,388,109

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Capital	Income (Loss)	Interest	Capital
	(in thousands, except unit data)
Balance at January 1, 2018	130,704,217	$1,183,219	$14,859	$(51,940)	$5,348	$1,151,486
Comprehensive income:
Net income	—	154,348	1,560	—	148	156,056
Actuarially determined long-term liability adjustments	—	—	—	1,017	—	1,017
Total comprehensive income						157,073
Settlement of deferred compensation plans	199,039	(2,081)	—	—	—	(2,081)
Simplification Transactions fees	—	(1)	—	—	—	(1)
Common unit-based compensation	—	3,006	—	—	—	3,006
Distributions on deferred common unit-based compensation	—	(1,062)	—	—	—	(1,062)
General Partner contribution	—	—	41	—	—	41
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(162)	(162)
Distributions to Partners	—	(66,660)	(674)	—	—	(67,334)
Balance at March 31, 2018	130,903,256	$1,270,769	$15,786	$(50,923)	$5,334	$1,240,966

12.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 17 – Segment Information, for the three months ended March 31, 2019 and 2018.

	Illinois			Other and
	Basin	Appalachia	Minerals	Corporate	Elimination	Consolidated
	(in thousands)
Three Months Ended March 31, 2019

Coal sales	$317,270	$157,453	$—	$5,290	$(3,997)	$476,016
Royalty revenues	—	—	10,728	—	—	10,728
Transportation revenues	29,238	1,000	—	—	—	30,238
Other sales and operating revenues	541	951	—	12,405	(4,277)	9,620
Total revenues	$347,049	$159,404	$10,728	$17,695	$(8,274)	$526,602

Three Months Ended March 31, 2018

Coal sales	$276,065	$145,289	$—	$7,711	$(5,455)	$423,610
Transportation revenues	18,271	1,514	—	—	—	19,785
Other sales and operating revenues	569	829	—	16,619	(4,290)	13,727
Total revenues	$294,905	$147,632	$—	$24,330	$(9,745)	$457,122

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2019 and disaggregated by segment and contract duration.

				2022 and
	2019	2020	2021	Thereafter	Total
	(in thousands)

Illinois Basin coal revenues	$813,839	$560,253	$239,355	$—	$1,613,447
Appalachia coal revenues	491,491	256,782	41,545	14,687	804,505
Other and Corporate coal revenues	17,349	—	—	—	17,349
Elimination	(13,037)	—	—	—	(13,037)
Total coal revenues (1)	$1,309,642	$817,035	$280,900	$14,687	$2,422,264

(1) Coal revenues consists of coal sales and transportation revenues.

13.NET INCOME OF ARLP PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per unit ("EPU").  Subsequent to the Simplification Transactions, net income of ARLP is only allocated to limited partners and participating securities under deferred compensation plans.  Prior to the Simplification Transactions, net income of ARLP was allocated to MGP, limited partners and participating securities under deferred compensation plans in accordance with their respective ownership percentages of the ARLP Partnership, after giving effect to any special income or expense allocations.

Our participating securities under deferred compensation plans include rights to nonforfeitable distributions or distribution equivalents.  Our participating securities are outstanding awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan").

As a result of the Simplification Transactions, MGP no longer holds economic interests in the Intermediate Partnership or Alliance Coal.  We no longer make distributions or allocate income and losses to MGP in our calculation of EPU.

The following is a reconciliation of net income of ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except per unit data)
Net income of ARLP	$276,428	$155,908
Adjustments:
General partner's equity ownership (1)	—	(1,560)

Limited partners' interest in net income of ARLP	276,428	154,348

Less:
Distributions to participating securities	(1,105)	(1,271)
Undistributed earnings attributable to participating securities	(3,522)	(1,548)

Net income of ARLP available to limited partners	$271,801	$151,529

Weighted-average limited partner units outstanding – basic and diluted	128,150	130,819

Basic and diluted net income of ARLP per limited partner unit (2)	$2.12	$1.16

(1)

Amounts for the three months ended March 31, 2019 reflect the impact of the Simplification Transactions which ended net income allocations and quarterly cash distributions to MGP after May 31, 2018.  Prior to the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus received quarterly distributions and income and loss allocations during this time period.

(2)

Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive.  The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,365 and 1,532 for the three months ended March 31, 2019 and 2018 respectively, were considered anti-dilutive under the treasury stock method.

14.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Beginning balance	$49,539	$54,439
Accruals increase	1,961	2,641
Payments	(3,473)	(2,797)
Interest accretion	401	363
Ending balance	$48,428	$54,646

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of March 31, 2019 are $8.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Service cost	$645	$630
Interest cost (1)	760	635
Net amortization (1)	(1,145)	1
Net periodic benefit cost	$260	$1,266

(1)	Interest cost and net amortization is included in the Other expense line item within our condensed consolidated statements of income.

15.COMPENSATION PLANS

Long-Term Incentive Plan

We maintain the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  The LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the Chairman, President and Chief Executive Officer of MGP, subject to review and approval of the compensation committee of the MGP board of directors (the "Compensation Committee").  Vesting of all grants outstanding is subject to the satisfaction of certain financial tests, which management currently believes is probable.  Grants issued to LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants.  We account for forfeitures of non-vested LTIP grants as they occur.  We will settle the non-vested LTIP grants by delivery of ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with value, equal to the cash distributions we make to unitholders during the vesting period.

A summary of non-vested LTIP grants as of and for the three months ended March 31, 2019 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2019	1,828,080	$17.18	$31,699
Granted	586,644	19.93
Vested (1)	(885,381)	12.38
Non-vested grants at March 31, 2019	1,529,343	21.01	31,137

(1)

During the three months ended March 31, 2019, we issued 596,650 unrestricted common units to the LTIP participants.  The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.

LTIP expense was $2.4 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.  The total obligation associated with the LTIP as of March 31, 2019 was $12.3 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets. As of March 31, 2019, there was $19.8 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.8 years.

After consideration of the January 1, 2019 vesting and subsequent issuance of 596,650 common units, approximately 1.9 million units remain available under the LTIP for issuance in the future, assuming all grants issued in 2019, 2018 and 2017 and currently outstanding are settled with common units without reduction for tax withholding, no future forfeitures occur and DERs continue being paid in cash versus additional phantom units.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the three months ended March 31, 2019 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2019	635,837	$27.34	$11,025
Granted	16,817	18.94
Issued	(115,484)	25.20
Phantom units outstanding as of March 31, 2019	537,170	27.54	10,937

Total SERP and Directors' Deferred Compensation Plan expense was $0.4 million for each of the three months ended March 31, 2019 and 2018.  As of March 31, 2019, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $14.8 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  During the three months ended March 31, 2019, we provided 115,484 ARLP common units to a director under the Directors' Deferred Compensation Plan.

16.COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

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

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Interest cost	$1,216	$1,116
Expected return on plan assets	(1,232)	(1,436)
Amortization of prior service cost	47	47
Amortization of net loss	979	969
Net periodic benefit cost (1)	$1,010	$696

(1)	Net periodic benefit cost for the Pension Plan is included in the Other expense line item within our condensed consolidated statements of income.

During the three months ended March 31, 2019, we made contribution payments of $1.2 million to the Pension Plan for the 2018 plan year.  In April 2019, we made a contribution payment of $1.1 million for the 2019 plan year.

17.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates income from the production and marketing of coal to major domestic and international utilities and industrial users as well as income from oil & gas mineral interests.  We aggregate multiple operating segments into three reportable segments, Illinois Basin, Appalachia, and Minerals.  We also have an "all other" category referred to as Other and Corporate.  Our two coal reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal segments include eight mining complexes operating in Illinois, Indiana, Kentucky, Maryland and West Virginia.  We also have a coal loading terminal in Indiana on the Ohio River included in Other and Corporate.  The Minerals reportable segment aggregates our oil & gas mineral interests which are located primarily in the Anadarko (SCOOP/STACK), Permian (Delaware and Midland), Williston (Bakken) and Appalachian basins.  We have no operations within our Minerals reportable segment other than receiving royalties for our oil & gas mineral interests.

As a result of the Acquisition discussed in Note 3 – Acquisitions, we now control the underlying oil & gas mineral interests held by AllDale I & II.  This control over the oil & gas mineral interests held by AllDale I & II reflects a strategic change in how we manage our business and how resources are allocated by our chief operating decision maker.   Due to this strategic change, we have restructured our reportable segments in the first quarter of 2019 to include our oil & gas mineral interests within a new Minerals reportable segment.  Prior periods have been recast to include our oil & gas minerals interests in the Minerals segment.

The Illinois Basin reportable segment includes currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex, (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North and Gibson South mines, (c) Warrior Coal, LLC's mining complex, (d) River View Coal, LLC's mining complex and (e) Hamilton County Coal, LLC's mining complex.  The Gibson North mine had been idled since the fourth quarter of 2015 in response to market conditions but resumed production in May 2018.

The Illinois Basin reportable segment also includes White County Coal, LLC's Pattiki mining complex, Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree Mining, LLC's mining complex, which includes the Onton mine, Steamport, LLC and certain reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC and UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC.

The Appalachia reportable segment includes currently operating mining complexes (a) Mettiki mining complex, (b) Tunnel Ridge, LLC mining complex and (c) MC Mining, LLC mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.  The Appalachia reportable segment also includes the Penn Ridge property.

The Minerals reportable segment includes AllDale I & II, Alliance Royalty, LLC, AllRoy GP, LLC, CavMM, LLC, and Alliance Minerals' equity interests in both AllDale III (Note 10 – Investments) and Cavalier Minerals.

Other and Corporate includes marketing and administrative activities, ASI and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities, Alliance Coal's coal brokerage activity, Mid-America Carbonates, LLC ("MAC"), Alliance Minerals' equity investment in Kodiak which was redeemed in February 2019 by Kodiak (see Note 10 – Investments), certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 8 – Long-Term Debt).

Reportable segment results as of and for the three months ended March 31, 2019 and 2018 are presented below.

	Illinois			Other and	Elimination
	Basin	Appalachia	Minerals	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended March 31, 2019

Revenues - Outside	$343,052	159,404	10,728	13,418	—	$526,602
Revenues - Intercompany	3,997	—	—	4,277	(8,274)	—
Total revenues (2)	347,049	159,404	10,728	17,695	(8,274)	526,602

Segment Adjusted EBITDA Expense (3)	195,840	99,749	1,827	11,474	(6,033)	302,857
Segment Adjusted EBITDA (4)	121,971	58,655	9,132	19,127	(2,241)	206,644
Total assets	1,422,086	468,904	510,076	462,696	(378,632)	2,485,130
Capital expenditures (5)	47,928	33,346	—	2,769	—	84,043

Three Months Ended March 31, 2018

Revenues - Outside	$289,518	$147,565	$—	$20,039	$—	$457,122
Revenues - Intercompany	5,387	67	—	4,291	(9,745)	—
Total revenues (2)	294,905	147,632	—	24,330	(9,745)	457,122

Segment Adjusted EBITDA Expense (3)	181,803	92,498	—	12,798	(7,640)	279,459
Segment Adjusted EBITDA (4)	94,830	53,621	3,588	15,256	(2,105)	165,190
Total assets	1,425,798	463,857	158,675	363,632	(168,548)	2,243,414
Capital expenditures	37,448	13,376	—	701	—	51,525

(1)

The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group and MAC to our mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding, financing between segments and insurance premiums paid to Wildcat Insurance.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Segment Adjusted EBITDA Expense	$302,857	$279,459
Outside coal purchases	—	(1,374)
Other expense	(129)	(847)
Operating expenses (excluding depreciation, depletion and amortization)	$302,728	$277,238

(4)

Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, settlement gain, debt extinguishment loss, asset impairments, and acquisition gains.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.  Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Consolidated Segment Adjusted EBITDA	$206,644	$165,190
General and administrative	(17,812)	(16,651)
Depreciation, depletion and amortization	(71,139)	(61,848)
Settlement gain	—	80,000
Interest expense, net	(11,331)	(10,793)
Acquisition gain	177,043	—
Income tax benefit	106	10
Acquisition gain attributable to noncontrolling interest	(7,083)	—
Net income attributable to ARLP	$276,428	$155,908
Noncontrolling interest	7,176	148
Net income	$283,604	$156,056

(5)	Capital Expenditures shown exclude the Acquisition on January 3, 2019 (Note 3 – Acquisitions).

18.SUBSEQUENT EVENTS

Other than those events described in Notes 11 and 16, there were no subsequent events.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management's discussion and analysis of financial condition and results of operations include the following:

•	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
•	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
•	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
•	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
•	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
•	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the mining operations of Alliance Resource Operating Partners, L.P.

Summary

We operate in the United States as a diversified natural resource company that generates income from the production and marketing of coal to major domestic and international utilities and industrial users as well as income from oil & gas mineral interests.  We began coal mining operations in 1971 and, since then, have grown through acquisitions and internal development in strategic producing regions to become the second largest coal producer in the eastern United States.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  In 2014, we began acquiring oil & gas mineral interests in premier oil & gas producing regions across the United States.

We have three reportable segments, Illinois Basin, Appalachia and Minerals.  We also have an "all other" category referred to as Other and Corporate.  The two coal reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. The two coal mining segments include eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia.  We also have a coal loading terminal in Indiana on the Ohio River included in Other and Corporate.  The Minerals segment includes our oil & gas mineral interests which are located primarily in the Anadarko (SCOOP/STACK), Permian (Delaware and Midland), Williston (Bakken) and Appalachian basins.   We have no operations within our Minerals reportable segment other than receiving royalties for our oil & gas mineral interests.

On January 3, 2019 (the "Acquisition Date"), we acquired all of the limited partner interests not owned by Cavalier Minerals JV, LLC ("Cavalier Minerals") in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") and the general partner interests in AllDale I & II for $176.0 million (the "Acquisition").  As a result of the Acquisition and our previous investments held through Cavalier Minerals, we now control approximately 43,000 net royalty acres in premier oil & gas resource plays.  The Acquisition provides us with diversified exposure to industry leading operators and is consistent with our general business strategy to pursue accretive acquisitions.  Please read “Item 1. Financial Statements (Unaudited) - Note 3 – Acquisition” of this Quarterly Report on Form 10-Q for more information on the Acquisition.

As a result of the Acquisition, we now control the underlying oil & gas mineral interests held by AllDale I & II.  This control over the oil & gas mineral interests held by AllDale I & II reflects a strategic change in how we manage our business and how resources are allocated by our chief operating decision maker.   Due to this strategic change we have restructured our reportable segments in the first quarter of 2019 to include our oil & gas mineral interests within a new Minerals reportable segment.  Prior periods have been recast to include our oil & gas minerals interests in the Minerals segment.

•

Illinois Basin reportable segment includes currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex ("Dotiki"), (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North and Gibson South mines, (c) Warrior Coal, LLC's mining complex, (d) River View Coal, LLC's mining complex ("River View") and (e) Hamilton County Coal, LLC's mining complex ("Hamilton").  The Gibson North mine had been idled since the fourth quarter of 2015 in response to market conditions but resumed production in May 2018.

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

•

Appalachia reportable segment includes currently operating mining complexes (a) Mettiki mining complex ("Mettiki"), (b) Tunnel Ridge, LLC mining complex ("Tunnel Ridge"), and (c) MC Mining, LLC mining complex ("MC Mining").  Mettiki includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.  The Appalachia reportable segment also includes the Penn Ridge property.

•

Minerals reportable segment includes AllDale I & II; Alliance Royalty, LLC; AllRoy GP, LLC; CavMM, LLC; and Alliance Minerals, LLC's ("Alliance Minerals") equity interests in AllDale Minerals III, LP ("AllDale III") and Cavalier Minerals.  Please read "Item 1 - Financial Statements (Unaudited) - Note 10 – Investments" and "Note 9 – Variable Interest Entities" of this Quarterly Report on Form 10-Q for more information on Alliance Minerals and Cavalier Minerals.

•

Other and Corporate includes marketing and administrative activities, Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC (collectively along with Matrix Design, the "Matrix Group"), ASI's ownership of aircraft, the Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") dock activities, Alliance Coal's coal brokerage activity, Mid-America Carbonates, LLC's manufacturing and sales (primarily to our mines) of rock dust, Alliance Minerals' equity investment in Kodiak Gas Services, LLC ("Kodiak") which was redeemed in February 2019 by Kodiak (see Note 10 – Investments) certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's legacy workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance").  Please read "Item 1. Financial Statements (Unaudited) – Note 8. Long-term Debt" "and Note 10. Investments" of this Quarterly Report on Form 10-Q for more information on AROP Funding and the Kodiak redemption, respectively.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

We reported net income attributable to ARLP of $276.4 million for the three months ended March 31, 2019 ("2019 Quarter") compared to $155.9 million for the three months ended March 31, 2018 ("2018 Quarter").  The increase of $120.5 million was primarily due to higher revenues, and gains related to the Acquisition and the redemption of our preferred equity interest in Kodiak.  Increased coal sales volumes, improved coal sales prices and the addition of royalty revenues in the 2019 Quarter drove total revenues higher to $526.6 million compared to $457.1 million in the 2018 Quarter.

	Three Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)		(per ton sold)
Tons sold	10,321	9,398	N/A	N/A
Tons produced	11,323	10,482	N/A	N/A
Coal sales	$476,016	$423,610	$46.12	$45.07
Coal - Segment Adjusted EBITDA Expense (1) (2)	$301,030	$279,459	$29.17	$29.74

(1)

For a  definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.

Coal sales.  Coal sales increased $52.4 million or 12.4% to $476.0 million for the 2019 Quarter from $423.6 million for the 2018 Quarter.  The increase was attributable to a volume variance of $41.6 million resulting from increased tons sold and a price variance of $10.8 million due to higher average coal sales prices.  For the 2019 Quarter, a strong performance at our Tunnel Ridge mine, increased volumes from our River View mine due to the addition of two production units in the second half of 2018 and increased volumes resulting from the resumption of operations in the second quarter of 2018 at our Gibson North mine drove total coal sales volumes up 9.8% to 10.3 million tons and production volumes higher by 8.0% to 11.3 million tons, both as compared to the 2018 Quarter.  Average coal sales prices increased $1.05 per ton sold in the 2019 Quarter to $46.12 compared to $45.07 per ton sold in the 2018 Quarter, primarily as a result of higher export sales prices compared to the 2018 Quarter.

Royalty revenues.  As a result of the Acquisition on January 3, 2019, we obtained control of AllDale I & II and thus began consolidation of AllDale I & II in our financial statements.  As a result of the consolidation, in the 2019 Quarter we began recording royalty revenues from AllDale I & II.  Prior to 2019, our investments in AllDale I & II were accounted for as equity method investments. AllDale I & II contributed royalty revenues of $10.7 million in the 2019 Quarter.  Please read "Item 1. Financial Statements (Unaudited) - Note 3 – Acquisition" of this Quarterly Report on Form 10-Q for more information on the Acquisition.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, increased 7.7% to $301.0 million for the 2019 Quarter from $279.5 million for the 2018 Quarter primarily as a result of increased coal sales volumes.  On a per ton basis, Segment Adjusted EBITDA Expense, excluding our Minerals segment, decreased to $29.17 per ton sold compared to $29.74 per ton sold in the 2018 Quarter due to increased volumes from our lower cost mines. The most significant variances by category are discussed below:

•

Workers' compensation expenses per ton produced decreased to $0.31 per ton in the 2019 Quarter from $0.45 per ton in the 2018 Quarter.  The decrease of $0.14 per ton produced resulted from decreased accruals at various operations; and

•

Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $0.42 per produced ton sold in the 2019 Quarter compared to the 2018 Quarter primarily as a result of a favorable state production mix and a lower federal excise tax rate in 2019.

Segment Adjusted EBITDA Expense decreases above were partially offset by the following increases:

•

Labor and benefit expenses per ton produced, excluding workers' compensation, increased 2.9% to $8.93 per ton in the 2019 Quarter from $8.68 per ton in the 2018 Quarter.  The increase of $0.25 per ton was primarily due to additional labor expenses at our Gibson North and River View mines in addition to difficult mining conditions at our Dotiki mine; and

•

Material and supplies expenses per ton produced increased 6.1% to $11.02 per ton in the 2019 Quarter from $10.39 per ton in the 2018 Quarter.  The increase of $0.63 per ton produced resulted primarily from increases of $0.58 per ton in longwall subsidence expense and $0.42 per ton for roof support, partially offset by decreases of $0.23 per ton for power and fuel used in the mining process and $0.15 per ton for other outside services.

Other sales and operating revenues.  Other sales and operating revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services.  Other sales and operating revenues decreased to $9.6 million in the 2019 Quarter from $13.7 million in the 2018 Quarter.  The decrease of $4.1 million was primarily due to reduced mining technology product sales from Matrix Design and transloading revenues from Mt. Vernon.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $71.1 million in the 2019 Quarter from $61.8 million in the 2018 Quarter.  The increase of $9.3 million resulted primarily from increased coal sales volumes mentioned above and depletion beginning in the 2019 Quarter, attributable to production from our AllDale I & II oil & gas mineral assets.

Settlement gain.  During the 2018 Quarter, we finalized an agreement with a customer and certain of its affiliates to settle litigation we initiated in 2015.  The agreement provided for a $93.0 million cash payment to us in the 2018 Quarter, future conditional coal supply commitments, continued export transloading capacity for our Appalachian mines and the acquisition of certain coal reserves near our Tunnel Ridge operation.  A settlement gain of $80.0 million was recorded in the 2018 Quarter reflecting the cash payment received net of $13.0 million of combined legal fees paid and associated incentive compensation accruals.

Equity method investment income.  Equity method investment income decreased to $0.3 million in the 2019 Quarter from $3.7 million in the 2018 Quarter as a result of the Acquisition and related consolidation of AllDale I & II in the 2019 Quarter.  Prior to 2019, our investments in AllDale I & II were accounted for as equity method investments.

Equity securities income.  Equity securities income increased $9.2 million to $12.9 million in the 2019 Quarter compared to $3.7 million in the 2018 Quarter as a result of the redemption of our preferred interest in Kodiak for $135.0 million in the 2019 Quarter, which included an $11.5 million gain due to an early redemption premium.  We no longer hold any ownership interests in Kodiak.

Acquisition gain.  We were required to re-measure Cavalier Minerals' equity method investments in AllDale I & II to fair value as a result of the Acquisition.  The re-measurement resulted in a gain of $177.0 million in the 2019 Quarter.

Transportation revenues and expenses.  Transportation revenues and expenses were $30.2 million and $19.8 million for the 2019 and 2018 Quarters, respectively.  The increase of $10.4 million was primarily attributable to an increase in average third-party transportation rates in the 2019 Quarter, partially offset by decreased tonnage for which we arrange third-party transportation at certain mines.  The cost of third-party transportation services are passed through to our customers and we recognize transportation revenue equal to transportation expense when title to the coal passes to the customer.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased to $7.2 million in the 2019 Quarter from  $0.1 million in the 2018 Quarter as a result of allocating $7.1 million of the acquisition gain discussed above to noncontrolling interest related to Bluegrass Minerals' equity interest in Cavalier Minerals.

Segment Adjusted EBITDA.  Our 2019 Quarter Segment Adjusted EBITDA increased $41.4 million, or 25.1%, to $206.6 million from the 2018 Quarter Segment Adjusted EBITDA of $165.2 million.  Segment Adjusted EBITDA, tons sold, coal sales, other sales and operating revenues, royalty revenues and BOE volume and Segment Adjusted EBITDA Expense by segment are as follows:

	Three Months Ended
	March 31,
	2019	2018	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$121,971	$94,830	$27,141	28.6%
Coal - Appalachia	58,655	53,621	5,034	9.4%
Minerals	9,132	3,588	5,544	(1)
Other and Corporate	19,127	15,256	3,871	25.4%
Elimination	(2,241)	(2,105)	(136)	(6.5)%
Total Segment Adjusted EBITDA (2)	$206,644	$165,190	$41,454	25.1%

Tons sold
Coal - Illinois Basin	7,673	7,008	665	9.5%
Coal - Appalachia	2,648	2,390	258	10.8%
Other and Corporate	136	181	(45)	(24.9)%
Elimination	(136)	(181)	45	24.9%
Total tons sold	10,321	9,398	923	9.8%

Coal sales
Coal - Illinois Basin	$317,270	$276,065	$41,205	14.9%
Coal - Appalachia	157,453	145,289	12,164	8.4%
Other and Corporate	5,290	7,711	(2,421)	(31.4)%
Elimination	(3,997)	(5,455)	1,458	26.7%
Total coal sales	$476,016	$423,610	$52,406	12.4%

Other sales and operating revenues
Coal - Illinois Basin	$541	$569	$(28)	(4.9)%
Coal - Appalachia	951	829	122	14.7%
Other and Corporate	12,405	16,619	(4,214)	(25.4)%
Elimination	(4,277)	(4,290)	13	0.3%
Total other sales and operating revenues	$9,620	$13,727	$(4,107)	(29.9)%

Royalty revenues and BOE volume
Volume - BOE (3)	252	—	252	(1)
Royalty revenues excluding lease bonuses	$10,393	$—	$10,393	(1)
Lease bonuses	335	—	335	(1)
Total royalty revenues	$10,728	$—	$10,728	(1)

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$195,840	$181,803	$14,037	7.7%
Coal - Appalachia	99,749	92,498	7,251	7.8%
Minerals	1,827	—	1,827	(1)
Other and Corporate	11,474	12,798	(1,324)	(10.3)%
Elimination	(6,033)	(7,640)	1,607	21.0%
Total Segment Adjusted EBITDA Expense	$302,857	$279,459	$23,398	8.4%

(1)	Percentage change not meaningful.
(2)

For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income."

(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel of oil).

Illinois Basin – Segment Adjusted EBITDA increased 28.6% to $122.0 million in the 2019 Quarter from $94.8 million in the 2018 Quarter.  The increase of $27.2 million was primarily attributable to higher coal sales, which increased 14.9% to $317.3 million in the 2019 Quarter from $276.1 million in the 2018 Quarter, partially offset by increased operating expenses.  The increase of $41.2 million in coal sales reflects higher coal sales volumes and prices.  The resumption of operations at our Gibson North mine in the second quarter of 2018 and the addition of two production units at the River View mine in the second half of 2018 drove Illinois Basin coal sales volumes in the 2019 Quarter higher by 9.5% to 7.7 million tons compared to 7.0 million tons sold in the 2018 Quarter.  Coal sales price per ton sold in the 2019 Quarter increased 5.0% due to higher export sales prices compared to the 2018 Quarter.  Segment Adjusted EBITDA Expense increased 7.7% to $195.8 million in the 2019 Quarter from $181.8 million in the 2018 Quarter due to increased sales volumes.  Segment Adjusted EBITDA Expense per ton decreased $0.42 per ton sold to $25.52 from $25.94 per ton sold in the 2018 Quarter, primarily due to increased sales of lower-cost production from our River View and Gibson North mines and improved recoveries from our Hamilton mine in the 2019 Quarter.

Appalachia – Segment Adjusted EBITDA increased 9.4% to $58.7 million for the 2019 Quarter from $53.6 million in the 2018 Quarter.  The increase of $5.1 million was primarily attributable to higher coal sales, which increased 8.4% to $157.5 million in the 2019 Quarter from $145.3 million in the 2018 Quarter, partially offset by increased operating expenses.  The increase of $12.2 million in coal sales reflects higher coal sales volumes of 2.6 million tons sold in the 2019 Quarter compared to 2.4 million tons sold in the 2018 Quarter due primarily to strong sales performance at our Tunnel Ridge longwall operation in the 2019 Quarter.  Segment Adjusted EBITDA Expense increased 7.8% to $99.7 million in the 2019 Quarter from $92.5 million in the 2018 Quarter due to increased sales volumes.  Segment Adjusted EBITDA Expense per ton decreased $1.03 per ton sold to $37.67 compared to $38.70 per ton sold in the 2018 Quarter, primarily due to increased volumes and improved recoveries from the Tunnel Ridge mine in the 2019 Quarter.

Minerals  – Segment Adjusted EBITDA increased to $9.1 million for the 2019 Quarter from $3.6 million in the 2018 Quarter.  The increase of $5.5 million primarily resulted from the Acquisition in the 2019 Quarter.

Other and Corporate – Segment Adjusted EBITDA increased by $3.8 million to $19.1 million in the 2019 Quarter compared to $15.3 million in the 2018 Quarter.  The increase was primarily attributable to higher equity securities income in the 2019 Quarter as a result of the redemption of our preferred interest in Kodiak, which included an $11.5 million gain due to an early redemption premium, partially offset by reduced mining technology product sales from Matrix Group and transloading revenues from Mt. Vernon.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, settlement gain and acquisition gain.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Consolidated Segment Adjusted EBITDA	$206,644	$165,190
General and administrative	(17,812)	(16,651)
Depreciation, depletion and amortization	(71,139)	(61,848)
Settlement gain	—	80,000
Interest expense, net	(11,331)	(10,793)
Acquisition gain	177,043	—
Income tax benefit	106	10
Acquisition gain attributable to noncontrolling interest	(7,083)	—
Net income attributable to ARLP	$276,428	$155,908
Noncontrolling interest	7,176	148
Net income	$283,604	$156,056

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases and other income.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other sales and operating revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Segment Adjusted EBITDA Expense	$302,857	$279,459
Outside coal purchases	—	(1,374)
Other expense	(129)	(847)
Operating expenses (excluding depreciation, depletion and amortization)	$302,728	$277,238

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and sale-leaseback transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, commitments and distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control.  Based on our recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any constraints to our liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On January 3, 2019, we acquired all of the limited partner interests in AllDale I & II not owned by Cavalier Minerals and the general partner interests in AllDale I & II for $176.0 million, which was funded with cash on hand and borrowings under our revolving credit facility.  On February 8, 2019, Kodiak redeemed our preferred equity interest for $135.0 million in cash.  For more information on these transactions, please read "Item 1. Financial Statements (Unaudited) – Note 3.  Acquisition" and "–  Note 10. Investments" of this Quarterly Report on Form 10-Q.

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

Cash Flows

Cash provided by operating activities was $143.7 million for the 2019 Quarter compared to $224.2 million for the 2018 Quarter.  The decrease in cash provided by operating activities was primarily due to $93 million received in the 2018 Quarter for a one-time settlement related to litigation with a customer and certain of its affiliates initiated in 2015.  The decrease also resulted from unfavorable working capital changes related to payroll and related benefit accruals, trade receivables and prepaid expenses and other assets.  The decreases were partially offset by a favorable working capital change related to accounts payable.

Net cash used in investing activities was $116.0 million for the 2019 Quarter compared to $62.2 million for the 2018 Quarter.    The increase in cash used in investing activities was primarily attributable to the Acquisition and increased capital expenditures for mine infrastructure and equipment at various mines. This increase was partially offset by cash received from the redemption of our equity securities and favorable changes in accounts payable related to property, plant and equipment purchases in the 2019 Quarter in addition to equity method investment contributions in the 2018 Quarter.

Net cash used in financing activities was $241.7 million for the 2019 Period compared to $140.0 million for the 2018 Period.  The increase in cash used in financing activities was primarily attributable to increased overall net payments on the securitization and revolving credit facilities and an increase in withholding taxes on issuance of units primarily under our long-term incentive plan in the 2019 Quarter compared to the 2018 Quarter as well as payments made to repurchase units in the 2019 Quarter.

Capital Expenditures

Capital expenditures increased to $84.0 million in the 2019 Quarter from $51.5 million in the 2018 Quarter.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the five-year period beginning in January 2019 of approximately $5.57 per ton produced.  Our anticipated total capital expenditures (including investments) for the year ending December 31, 2019 are estimated in a range of $360.0 million to $400.0 million, which includes expenditures for maintenance capital at various mines.  Management anticipates funding remaining 2019 capital requirements with cash and cash equivalents ($30.2 million as of March 31, 2019), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 4.85% as of March 31, 2019.  At March 31, 2019, we had $9.3 million of letters of credit outstanding with $460.5 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.81 to 1.0 and 16.6 to 1.0, respectively, for the trailing twelve months ended March 31, 2019.  We remain in compliance with the covenants of the Credit Agreement as of March 31, 2019.

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

Accounts Receivable Securitization.    On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in January 2019 and matures in January 2020. At March 31, 2019, we had $90.0 million outstanding balance under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see Note 9 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  The commitment under the Cavalier Credit Facility is reduced by any distributions received from Cavalier Minerals' investment in AllDale II. As of March 31, 2019, the commitment under the Cavalier Credit Facility was $68.2 million.  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II"), an entity owned by Joseph W. Craft III, the Chairman, President and Executive Officer of MGP ("Mr. Craft") and Kathleen S. Craft, (b) an entity owned by an individual who is an officer and director of ARH II and (c) charitable foundations established by Mr. Craft and Kathleen S. Craft.  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly, and mature on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of the principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale I & II.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of March 31, 2019, Cavalier Minerals had not drawn on the Cavalier Credit Facility.

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At March 31, 2019, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions with MGP, ARH II and their respective affiliates. These related-party transactions relate principally to mineral leases with charitable foundations established by Mr. Craft and Kathleen S. Craft and agreements relating to the use of aircraft.   We also have transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases, (b) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") through its noncontrolling ownership interest in Cavalier Minerals and (c) AllDale III to support its acquisition of oil & gas mineral interests.    For more information regarding WKY CoalPlay, Bluegrass Minerals and AllDale III, please read "Item 1. Financial Statements (Unaudited) – Note 9. Variable Interest Entities," "– Note 10. Investments" and "– Note 18. Subsequent Events" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2018, "Item 8. Financial Statements and Supplementary Data – Note 18. Related-Party Transactions" for additional information concerning related-party transactions.

Prior to the Acquisition and Kodiak redemption, we also had transactions with AllDale I & II to support their  acquisition of oil & gas mineral interests, and Kodiak to support its gas compression services.  For more information regarding the Acquisition and Kodiak redemption, please read "Item 1. Financial Statements (Unaudited) – Note 3.  Acquisition" and "– Note 10.  Investments" of this Quarterly Report on Form 10-Q.

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

Our results of operations are highly dependent upon the prices we receive for our coal.  The short-term coal contracts favored by some of our customers leave us more exposed to risks of declining price periods.  Also, a significant decline in oil & gas prices would have a significant impact on our royalty revenues.

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

Credit Risk

Most of our coal is sold to United States electric utilities or into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayment for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility, Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates and  we have not utilized interest rate derivative instruments related to our outstanding debt.  We had $25.0 million in borrowings under the Revolving Credit Facility and $90.0 million in borrowings under the Securitization Facility at March 31, 2019.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2019.

During the quarterly period ended March 31, 2019, other than the changes that have resulted or may result from the Acquisition as discussed below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 3, 2019 (the "Acquisition Date"), we acquired all of the limited partner interests in AllDale Minerals, LP and AllDale Minerals II, LP (collectively, "AllDale I & II") not owned by Cavalier Minerals JV, LLC and the general partner interests in AllDale I & II (the "Acquisition") as described in "Item 1. Financial Statements (Unaudited) – Note 3. Acquisition" of this Quarterly Report on Form 10-Q.  As of the Acquisition Date, we now own 100% of the general partner interests and, including the limited partner interests we hold indirectly through our ownership in Cavalier Minerals, approximately 97% of the limited partner interests in AllDale I & II.  In addition, we assumed control and began accounting for AllDale I & II on a consolidated basis.  At this time, we continue to evaluate the business and internal controls and processes of AllDale I & II and are making various changes to their management and organizational structures based on our business plan.  We are in the process of implementing our internal control structure over the acquired businesses.  We expect to complete the evaluation and integration of the internal controls and processes of AllDale I & II in the first quarter of 2020.

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

•	increases in transportation costs and risk of transportation delays or interruptions;
•	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
•	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
•	results of litigation, including claims not yet asserted;
•	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
•	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
•	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits and other post-retirement benefit liabilities;
•	uncertainties in estimating and replacing our coal reserves;
•	uncertainties in estimating and replacing our oil & gas reserves;
•	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;

•	a loss or reduction of benefits from certain tax deductions and credits;
•	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
•	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
•	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information in Note 4. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in "Part I. Item 1. Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.  We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The table below represents all unit repurchases for the three months ended March 31, 2019:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Units Under the Publicly Announced Program
				(in thousands)

January 1 through January 31, 2019	300,970	$17.45	300,970	$24,153

During the three months ended March 31, 2019, we repurchased and retired 300,970 units for $5.3 million.  Since inception of the program, we have repurchased and retired 3,985,010 units at an average unit price of $19.03 for an aggregate purchase price of $75.8 million.  The remaining authorized amount for unit repurchases under this program was $24.2 million.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 6, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 6, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 6, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 6, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2019 filed in XBRL).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 6, 2019.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Robert J. Fouch
Robert J. Fouch
Vice President, Controller and
Chief Accounting Officer