Form 10-Q
period 2019-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2019-08-05
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large Accelerated Filer .☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

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

As of August 5, 2019, 128,391,191 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,215	$244,150
Trade receivables	178,128	174,914
Other receivables	628	395
Inventories, net	84,661	59,206
Advance royalties, net	1,274	1,274
Prepaid expenses and other assets	11,592	20,747
Total current assets	331,498	500,686
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,496,144	2,925,808
Less accumulated depreciation, depletion and amortization	(1,584,513)	(1,513,450)
Total property, plant and equipment, net	1,911,631	1,412,358
OTHER ASSETS:
Advance royalties, net	52,911	42,923
Equity method investments	28,672	161,309
Equity securities	—	122,094
Goodwill	136,399	136,399
Operating lease right-of-use assets	20,421	—
Other long-term assets	21,189	18,979
Total other assets	259,592	481,704
TOTAL ASSETS	$2,502,721	$2,394,748

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$108,116	$96,397
Accrued taxes other than income taxes	17,507	16,762
Accrued payroll and related expenses	42,484	43,113
Accrued interest	5,154	5,022
Workers' compensation and pneumoconiosis benefits	11,270	11,137
Current finance lease obligations	38,214	46,722
Current operating lease obligations	5,554	—
Other current liabilities	18,734	19,718
Current maturities, long-term debt, net	78,144	92,000
Total current liabilities	325,177	330,871
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	467,141	564,004
Pneumoconiosis benefits	73,607	68,828
Accrued pension benefit	40,841	43,135
Workers' compensation	45,422	41,669
Asset retirement obligations	132,414	127,655
Long-term finance lease obligations	2,549	10,595
Long-term operating lease obligations	14,806	—
Other liabilities	21,285	20,304
Total long-term liabilities	798,065	876,190
Total liabilities	1,123,242	1,207,061

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,391,191 and 128,095,511 units outstanding, respectively	1,417,962	1,229,268
Accumulated other comprehensive loss	(50,573)	(46,871)
Total ARLP Partners' Capital	1,367,389	1,182,397
Noncontrolling interest	12,090	5,290
Total Partners' Capital	1,379,479	1,187,687
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,502,721	$2,394,748

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
SALES AND OPERATING REVENUES:
Coal sales	$461,310	$475,925	$937,326	$899,535
Oil & gas royalties	11,892	—	22,285	—
Transportation revenues	32,630	27,532	62,868	47,317
Other revenues	11,222	12,680	21,177	26,407
Total revenues	517,054	516,137	1,043,656	973,259

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	314,273	311,201	617,001	588,439
Transportation expenses	32,630	27,532	62,868	47,317
Outside coal purchases	5,311	68	5,311	1,442
General and administrative	19,521	17,026	37,333	33,677
Depreciation, depletion and amortization	76,913	72,150	148,052	133,998
Settlement gain	—	—	—	(80,000)
Total operating expenses	448,648	427,977	870,565	724,873

INCOME FROM OPERATIONS	68,406	88,160	173,091	248,386

Interest expense (net of interest capitalized for the three and six months ended June 30, 2019 and 2018 of $238, $296, $492 and $561, respectively)	(10,711)	(9,955)	(22,133)	(20,813)
Interest income	138	24	229	89
Equity method investment income	550	4,839	874	8,575
Equity securities income	—	3,854	12,906	7,578
Acquisition gain	—	—	177,043	—
Other expense	(13)	(542)	(142)	(1,389)
INCOME BEFORE INCOME TAXES	58,370	86,380	341,868	242,426

INCOME TAX EXPENSE (BENEFIT)	186	3	80	(7)

NET INCOME	58,184	86,377	341,788	242,433

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(114)	(187)	(7,290)	(335)

NET INCOME ATTRIBUTABLE TO ARLP	$58,070	$86,190	$334,498	$242,098

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$—	$—	$—	$1,560
LIMITED PARTNERS	$58,070	$86,190	$334,498	$240,538

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.44	$0.64	$2.57	$1.80

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,391,191	131,279,910	128,271,158	131,050,836

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET INCOME	$58,184	$86,377	$341,788	$242,433

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	46	47	93	94
Amortization of net actuarial loss (1)	982	969	1,961	1,938
Total defined benefit pension plan adjustments	1,028	1,016	2,054	2,032

Pneumoconiosis benefits
Net actuarial loss	—	—	(3,465)	—
Amortization of net actuarial loss (gain) (1)	(1,146)	—	(2,291)	1
Total pneumoconiosis benefits adjustments	(1,146)	—	(5,756)	1

OTHER COMPREHENSIVE INCOME (LOSS)	(118)	1,016	(3,702)	2,033

COMPREHENSIVE INCOME	58,066	87,393	338,086	244,466

Less: Comprehensive income attributable to noncontrolling interest	(114)	(187)	(7,290)	(335)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$57,952	$87,206	$330,796	$244,131
(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 14 and 16 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES	$301,703	$373,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(165,627)	(120,646)
Increase in accounts payable and accrued liabilities	4,442	2,376
Proceeds from sale of property, plant and equipment	701	477
Contributions to equity method investments	—	(11,400)
Distributions received from investments in excess of cumulative earnings	2,358	1,191
Payment for acquisition of business, net of cash acquired	(175,060)	—
Escrow payment for Wing acquisition	(10,875)	—
Cash received from redemption of equity securities	134,288	—
Net cash used in investing activities	(209,773)	(128,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	118,000	112,600
Payments under securitization facility	(135,000)	(123,500)
Proceeds from equipment financing	10,000	—
Payments on equipment financing	(253)	—
Borrowings under revolving credit facilities	90,000	70,000
Payments under revolving credit facilities	(195,000)	(100,000)
Payments on finance lease obligations	(16,554)	(14,952)
Payments for purchases of units under unit repurchase program	(5,251)	(7,639)
Net settlement of withholding taxes on issuance of units in deferred compensation plans	(7,817)	(2,081)
Cash contribution by General Partner	—	41
Cash contribution by affiliated entity	—	2,142
Cash obtained in Simplification Transactions	—	1,139
Distributions paid to Partners	(138,500)	(137,443)
Other	(490)	(1,080)
Net cash used in financing activities	(280,865)	(200,773)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(188,935)	44,469
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244,150	6,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,215	$51,225

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,748	$19,934
Cash paid for income taxes	$—	$34

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$19,027	$18,012
Assets acquired by finance lease	$—	$835
Right-of-use assets acquired by operating lease	$25,179	$—
Market value of common units issued under deferred compensation plans before tax withholding requirements	$17,415	$6,142
Acquisition of business:
Fair value of assets assumed	$484,303	$—
Previously held equity-method investments	(307,322)	—
Cash paid, net of cash acquired	(175,060)	—
Fair value of liabilities assumed	$1,921	$—

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Condensed Consolidated Financial Statements

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the coal mining operations of Alliance Resource Operating Partners, L.P.

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

AllDale I & II Acquisition

On January 3, 2019 (the " AllDale Acquisition Date"), we acquired all of the limited partner interests not owned by Cavalier Minerals JV, LLC ("Cavalier Minerals") in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") and the general partner interests in AllDale I & II (the "AllDale Acquisition").  As a result of the AllDale Acquisition and our previous investments held through Cavalier Minerals, we now control approximately 43,000 net royalty acres in premier oil & gas resource plays.   The AllDale Acquisition provides us with diversified exposure to industry leading operators and is consistent with our general business strategy to pursue accretive acquisitions. See Note 3 – Acquisition for more information.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2019 and December 31, 2018, the results of our operations and comprehensive income for the three and six months ended June 30, 2019 and 2018, and the cash flows for the six months ended June 30, 2019 and 2018.  All intercompany transactions and accounts have been eliminated.

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

For the periods presented prior to the Simplification Transactions, MGP's previous interests in both Alliance Coal and the Intermediate Partnership are reported as part of the general partner's interest in the ARLP Partnership's condensed consolidated financial statements.

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

3.ACQUISITION

On the AllDale Acquisition Date, we acquired all of the limited partner interests not owned by Cavalier Minerals in AllDale I & II and the general partner interests in AllDale I & II for $176.0 million, which was funded with cash on hand and borrowings under the Revolving Credit Facility discussed in Note 8 – Long-Term Debt.  As a result of the AllDale Acquisition and our previous investments held through Cavalier Minerals, we now control approximately 43,000 net royalty acres strategically positioned in the core of the Anadarko (SCOOP/STACK), Permian (Delaware and Midland), Williston (Bakken) and Appalachian basins. The AllDale Acquisition provides us with diversified exposure to industry leading operators and is consistent with our general business strategy to pursue accretive acquisitions.

Because the underlying mineral interests held by AllDale I & II include royalty interests in producing properties, we have determined that the AllDale Acquisition should be accounted for as a business combination and the underlying assets and liabilities of AllDale I & II should be recorded at their AllDale Acquisition Date fair value on our condensed consolidated balance sheet. We consider our fair value measurements to be preliminary as we continue to obtain additional information from operators of the mineral interests about reserve and production quantities and projections.

The total fair value of the cash paid in the AllDale Acquisition and our previous investments were as follows:

As of January 3, 2019
(in thousands)

Cash	$175,960
Previously held investments	307,322
Total	$483,282

Prior to the AllDale Acquisition Date, we accounted for our investments in AllDale I & II, held through Cavalier Minerals, as equity method investments. The combined fair value of our equity method investments on the AllDale Acquisition Date was $307.3 million.  We re-measured our equity method investments, which had an aggregate carrying value of $130.3 million immediately prior to the AllDale Acquisition.  The re-measurement resulted in a gain of $177.0 million which is recorded in the Acquisition gain line item in our condensed consolidated statements of income.

The following table summarizes the fair value allocation of assets acquired and liabilities assumed as of the AllDale Acquisition Date:

As of January 3, 2019
(in thousands)

Cash and cash equivalents	$900
Mineral interests in proved properties	159,617
Mineral interests in unproved properties	314,084
Receivables	10,602
Accounts payable	(1,921)
Net assets acquired	$483,282

Our previous equity method investments in AllDale I & II were held through Cavalier Minerals.  Bluegrass Minerals continues to hold a 4% membership interest (the "Bluegrass Interest") as well as a profits interest in Cavalier Minerals as it did before the AllDale Acquisition.  This Bluegrass Interest represents an indirect noncontrolling interest in AllDale I & II.  The AllDale Acquisition Date fair value of the Bluegrass Interest was $12.3 million.

The fair value of our previous equity method investments, the mineral interests and the Bluegrass Interest were determined using an income approach primarily comprised of discounted cash flow models.  The assumptions used in the discounted cash flow models include estimated production, projected cash flows, forward oil & gas prices and a risk adjusted discount rate.  Certain assumptions used are not observable in active markets, therefore the fair value measurements represent Level 3 fair value measurements.  AllDale I & II's carrying value of the receivables and accounts payable represent their fair value given their short-term nature.

The amounts of revenue and earnings, exclusive of the acquisition gain, of AllDale I & II included in our condensed consolidated statements of income since the AllDale Acquisition Date are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(in thousands)

Revenue	$12,428	$23,156
Net income	4,901	8,982

The following represents the pro forma revenues and net income for the three and six months ended June 30, 2018 as if AllDale I & II had been included in our consolidated results since January 1, 2018.  These amounts have been calculated after applying our accounting policies.  Pro forma information is not necessary for the three and six months ended June 30, 2019 as the AllDale Acquisition occurred at the beginning of the year.  Additionally, our results have been adjusted to remove the effect of our past equity method investments in AllDale I & II.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
	(in thousands)
Total revenues
As reported	$516,137	$973,259
Pro forma	525,013	989,894

Net income
As reported	$86,377	$242,433
Pro forma	85,062	240,645

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

5.INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)

Coal	$46,387	$20,929
Supplies (net of reserve for obsolescence of $5,306 and $5,453, respectively)	38,274	38,277
Total inventories, net	$84,661	$59,206

6.LEASES

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(in thousands)

Finance lease cost:
Amortization of right-of-use assets	$4,496	$9,017
Interest on lease liabilities	619	1,333
Operating lease cost	2,400	5,409
Short-term lease cost	106	296
Variable lease cost	343	675
Total lease cost	$7,964	$16,730

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,325	$5,291
Operating cash flows for finance leases	$619	$1,333
Financing cash flows for finance leases	$9,213	$16,554

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$25,179

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Finance leases:
Property and equipment finance lease assets, gross	$140,717	$141,019
Accumulated depreciation	(83,291)	(74,576)
Property and equipment finance lease assets, net	$57,426	$66,443

June 30,
2019
Weighted average remaining lease term
Operating leases	11.8 years
Finance leases	0.9 years

Weighted average discount rate
Operating leases	6.0%
Finance leases	5.2%

Maturities of lease liabilities as of June 30, 2019 were as follows:

	Operating leases	Finance leases
	(in thousands)

2019	$3,796	$30,921
2020	3,788	8,748
2021	2,236	913
2022	2,172	913
2023	1,995	140
Thereafter	14,864	560
Total lease payments	28,851	42,195
Less imputed interest	(8,491)	(1,432)
Total	$20,360	$40,763

7.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Long-term debt	$—	$587,757	$—	$—	$669,864	$—
Total	$—	$587,757	$—	$—	$669,864	$—

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

8.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
	(in thousands)
Revolving credit facility	$70,000	$175,000	$(4,126)	$(5,203)
Senior notes	400,000	400,000	(5,336)	(5,793)
Securitization facility	75,000	92,000	—	—
Equipment financing	9,747	—	—	—
	554,747	667,000	(9,462)	(10,996)
Less current maturities	(78,144)	(92,000)	—	—
Total long-term debt	$476,603	$575,000	$(9,462)	$(10,996)

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

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 4.77% as of June 30, 2019.  At June 30, 2019, we had $9.3 million of letters of credit outstanding with $415.5 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.87 to 1.0 and 15.7 to 1.0, respectively, for the trailing twelve months ended June 30, 2019.  We remain in compliance with the covenants of the Credit Agreement as of June 30, 2019.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in January 2019 and matures in January 2020. At June 30, 2019, we had $75.0 million outstanding balance under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see Note 9 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  The commitment under the Cavalier Credit Facility is reduced by any distributions received from Cavalier Minerals' investment in AllDale II. As of June 30, 2019, the commitment under the Cavalier Credit Facility was $67.5 million.  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II"), an entity owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP ("Mr. Craft") and Kathleen S. Craft, (b) an entity owned by an individual who is an officer and director of ARH II ("ARH Officer") and (c) charitable foundations established by Mr. Craft and Kathleen S. Craft.  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly, and mature on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of the principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale I & II.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of June 30, 2019, Cavalier Minerals had not drawn on the Cavalier Credit Facility.

Equipment Financing.  On May 17, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $10.0 million in exchange for conveying its interest in certain equipment owned by an indirect wholly-owned subsidiary of the Intermediate Partnership and entering into a master lease agreement for that equipment (the “Equipment Financing”).  The Equipment Financing contains customary terms and events of default and provides for thirty-six monthly payments with an implicit interest rate of 6.25%, maturing on May 1, 2022.  Upon maturity, the equipment will revert back to the Intermediate Partnership.

9.VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, our subsidiary, Alliance Minerals, and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals, which was formed to indirectly acquire oil & gas mineral interests through its ownership in AllDale I & II.  Alliance Minerals' ownership interest in Cavalier Minerals is 96%.  Bluegrass Minerals owns a 4% membership interest in Cavalier Minerals and a profits interest which entitles it to receive distributions equal to 25% of all distributions (including in liquidation) after all members have recovered their investment.  Distributions with respect to Bluegrass Minerals' profits interest will be offset by all distributions received by Bluegrass Minerals from the former general partners of AllDale I & II.  Bluegrass Minerals was Cavalier Minerals' managing member prior to the AllDale Acquisition (see Note 3 – Acquisition).  In conjunction with the AllDale Acquisition, we became the managing member in Cavalier Minerals.  Total contributions to and cumulative distributions from Cavalier Minerals are as follows:

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	62,870	2,619

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

AllDale I & II

As a result of the AllDale Acquisition, we now own 100% of the general partner interests and, including the limited partner interests we hold indirectly through our ownership in Cavalier Minerals, approximately 97% of the limited partner interests in AllDale I & II.  See Note 3 – Acquisition for more information on the AllDale Acquisition.  As the general partner of AllDale I & II, we are entitled to receive 20.0% of all distributions from AllDale I & II with the remaining 80.0% allocated to limited partners based upon ownership percentages.

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

The following table presents the carrying amounts and classification of AllDale I & II's assets and liabilities included in our condensed consolidated balance sheets:

June 30,
2019
Assets (liabilities):	(in thousands)
Cash and cash equivalents	$3,076
Trade receivables	9,253
Other receivables	335
Prepaid expenses and other assets	45
Total property, plant and equipment, net	463,961
Other long-term assets	107
Accounts payable	(313)
Due to affiliates	(17)
Accrued taxes other than income taxes	(54)
Other current liabilities	(404)

AllDale III

In February 2017, Alliance Minerals committed to directly invest $30.0 million in AllDale Minerals III, LP ("AllDale III") which was created for similar investment purposes as AllDale I & II.  Alliance Minerals completed funding of this commitment in 2018. Alliance Minerals' limited partner interest in AllDale III at June 30, 2019 was 13.9%.

The AllDale III Partnership Agreement includes a 25% profits interest for the general partner, subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 "catch-up" provision for the general partner.  AllDale III distributed to Alliance Minerals $0.6 million and $0.3 million during the three months ended June 30, 2019 and 2018, respectively, and $1.2 million and $0.7 million during the six months ended June 30, 2019 and 2018, respectively.

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

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), an indirect, wholly owned subsidiary of ARH II, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by Mr. Craft, entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 8 – Long-Term Debt, who is also a trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the six months ended June 30, 2019, we paid $10.8 million of advanced royalties to WKY CoalPlay.

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

10.INVESTMENTS

AllDale III

As discussed in Note 9 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$28,770	$25,249	$28,974	$14,182
Contributions	—	—	—	11,400
Equity method investment income	550	155	874	197
Distributions received	(648)	(278)	(1,176)	(653)
Ending balance	$28,672	$25,126	$28,672	$25,126

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

11.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2018 and 2019 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2018	$0.5100	$68,396
May 15, 2018	0.5150	69,047
August 14, 2018	0.5200	69,239
November 14, 2018	0.5250	69,220
Total	$2.0700	$275,902

February 14, 2019	$0.5300	$69,011
May 15, 2019	0.5350	69,489
August 14, 2019 (1)	0.5400	—
Total	$1.6050	$138,500
(1)	On July 26, 2019, we declared this quarterly distribution payable on August 14, 2019 to all unitholders of record as of August 7, 2019.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  During the six months ended June 30, 2019, we repurchased and retired 300,970 units for $5.3 million.  Since inception of the program, we have repurchased and retired 3,985,045 units at an average unit price of $19.03 for an aggregate purchase price of $75.9 million.  Total units repurchased includes the repurchase and retirement of 35 units representing fractional units as part of the Simplification Transactions which are not part of the unit repurchase program.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the six months ended June 30, 2019 and 2018:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Loss	Interest	Capital
	(in thousands, except unit data)
Balance at January 1, 2019	128,095,511	$1,229,268	$(46,871)	$5,290	$1,187,687
Comprehensive income:
Net income	—	276,428	—	7,176	283,604
Actuarially determined long-term liability adjustments	—	—	(3,584)	—	(3,584)
Total comprehensive income					280,020
Settlement of deferred compensation plans	596,650	(7,817)	—	—	(7,817)
Purchase of units under unit repurchase program	(300,970)	(5,251)	—	—	(5,251)
Common unit-based compensation	—	2,743	—	—	2,743
Distributions on deferred common unit-based compensation	—	(1,280)	—	—	(1,280)
Distributions from consolidated company to noncontrolling interest	—	—	—	(262)	(262)
Distributions to Partners	—	(67,731)	—	—	(67,731)
Balance at March 31, 2019	128,391,191	1,426,360	(50,455)	12,204	1,388,109
Comprehensive income:
Net income	—	58,070	—	114	58,184
Actuarially determined long-term liability adjustments	—	—	(118)	—	(118)
Total comprehensive income					58,066
Common unit-based compensation	—	3,021	—	—	3,021
Distributions on deferred common unit-based compensation	—	(799)	—	—	(799)
Distributions from consolidated company to noncontrolling interest	—	—	—	(228)	(228)
Distributions to Partners	—	(68,690)	—	—	(68,690)
Balance at June 30, 2019	128,391,191	$1,417,962	$(50,573)	$12,090	$1,379,479

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Capital	Income (Loss)	Interest	Capital
	(in thousands, except unit data)
Balance at January 1, 2018	130,704,217	$1,183,219	$14,859	$(51,940)	$5,348	$1,151,486
Comprehensive income:
Net income	—	154,348	1,560	—	148	156,056
Actuarially determined long-term liability adjustments	—	—	—	1,017	—	1,017
Total comprehensive income						157,073
Settlement of deferred compensation plans	199,039	(2,081)	—	—	—	(2,081)
Simplification Transactions fees	—	(1)	—	—	—	(1)
Common unit-based compensation	—	3,006	—	—	—	3,006
Distributions on deferred common unit-based compensation	—	(1,062)	—	—	—	(1,062)
General Partner contribution	—	—	41	—	—	41
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(162)	(162)
Distributions to Partners	—	(66,660)	(674)	—	—	(67,334)
Balance at March 31, 2018	130,903,256	1,270,769	15,786	(50,923)	5,334	1,240,966
Comprehensive income:
Net income	—	86,190	—	—	187	86,377
Actuarially determined long-term liability adjustments	—	—	—	1,016	—	1,016
Total comprehensive income						87,393
Settlement of deferred compensation plans	—	(664)	—	—	—	(664)
Issuance of units to Owners of SGP in Simplification Transactions	1,322,388	14,742	(15,106)	—	—	(364)
Issuance of units to SGP related to Exchange Transaction	20,960	—	—	—	—	—
Simplification Transactions fees	—	(59)	—	—	—	(59)
Contribution of units and cash by affiliated entity	(467,018)	2,142	—	—	—	2,142
Purchase of units under unit repurchase program	(383,599)	(7,639)	—	—	—	(7,639)
Common unit-based compensation	—	2,897	—	—	—	2,897
Distributions on deferred common unit-based compensation	—	(910)	—	—	—	(910)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(194)	(194)
Distributions to Partners	—	(67,457)	(680)	—	—	(68,137)
Balance at June 30, 2018	131,395,987	$1,300,011	$—	$(49,907)	$5,327	$1,255,431

12.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 17 – Segment Information, for the three and six months ended June 30, 2019 and 2018.

	Illinois			Other and
	Basin	Appalachia	Minerals	Corporate	Elimination	Consolidated
	(in thousands)
Three Months Ended June 30, 2019

Coal sales	$301,981	$157,951	$—	$5,551	$(4,173)	$461,310
Oil & gas royalties	—	—	11,892	—	—	11,892
Transportation revenues	31,287	1,343	—	—	—	32,630
Other revenues	2,405	950	536	10,439	(3,108)	11,222
Total revenues	$335,673	$160,244	$12,428	$15,990	$(7,281)	$517,054

Three Months Ended June 30, 2018

Coal sales	$310,464	$162,886	$—	$9,398	$(6,823)	$475,925
Transportation revenues	26,327	1,203	—	2	—	27,532
Other revenues	4,388	723	—	10,600	(3,031)	12,680
Total revenues	$341,179	$164,812	$—	$20,000	$(9,854)	$516,137

Six Months Ended June 30, 2019

Coal sales	$619,251	$315,404	$—	$10,841	$(8,170)	$937,326
Oil & gas royalties	—	—	22,285	—	—	22,285
Transportation revenues	60,525	2,343	—	—	—	62,868
Other revenues	5,293	1,901	871	19,311	(6,199)	21,177
Total revenues	$685,069	$319,648	$23,156	$30,152	$(14,369)	$1,043,656

Six Months Ended June 30, 2018

Coal sales	$586,529	$308,175	$—	$17,109	$(12,278)	$899,535
Transportation revenues	44,598	2,717	—	2	—	47,317
Other revenues	8,734	1,552	—	22,441	(6,320)	26,407
Total revenues	$639,861	$312,444	$—	$39,552	$(18,598)	$973,259

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2019 and disaggregated by segment and contract duration.

				2022 and
	2019	2020	2021	Thereafter	Total
	(in thousands)

Illinois Basin coal revenues	$533,472	$580,097	$236,331	$—	$1,349,900
Appalachia coal revenues	354,869	303,517	130,316	434,700	1,223,402
Other and Corporate coal revenues	11,798	—	—	—	11,798
Elimination	(8,864)	—	—	—	(8,864)
Total coal revenues (1)	$891,275	$883,614	$366,647	$434,700	$2,576,236

(1) Coal revenues consists of coal sales and transportation revenues.

13.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit ("EPU").  Subsequent to the Simplification Transactions, net income attributable to ARLP is only allocated to limited partners and participating securities under deferred compensation plans.  Prior to the Simplification Transactions, net income attributable to ARLP was allocated to MGP, limited partners and participating securities under deferred compensation plans in accordance with their respective ownership percentages of the ARLP Partnership, after giving effect to any special income or expense allocations.

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per unit data)
Net income attributable to ARLP	$58,070	$86,190	$334,498	$242,098
Adjustments:
General partner's equity ownership (1)	—	—	—	(1,560)

Limited partners' interest in net income attributable to ARLP	58,070	86,190	334,498	240,538

Less:
Distributions to participating securities	(1,122)	(1,261)	(2,227)	(2,532)
Undistributed earnings attributable to participating securities	—	(343)	(3,196)	(1,898)

Net income attributable to ARLP available to limited partners	$56,948	$84,586	$329,075	$236,108

Weighted-average limited partner units outstanding – basic and diluted	128,391	131,280	128,271	131,051

Earnings per limited partner unit - basic and diluted (2)	$0.44	$0.64	$2.57	$1.80
(1)	Amounts presented for periods subsequent to the first quarter of 2018 reflect the impact of the Simplification Transactions which ended net income allocations and quarterly cash distributions to MGP after May 31, 2018. Prior to the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus received quarterly distributions and income and loss allocations during this time period.
(2)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,060 and 1,227 for the three and six months ended June 30, 2019, respectively, and 1,469 and 1,511 for the three and six months ended June 30, 2018, respectively, were considered anti-dilutive under the treasury stock method.

14.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$48,428	$54,646	$49,539	$54,439
Accruals increase	2,247	285	4,208	2,926
Payments	(2,452)	(3,048)	(5,925)	(5,845)
Interest accretion	401	364	802	727
Valuation loss (1)	4,801	695	4,801	695
Ending balance	$53,425	$52,942	$53,425	$52,942
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. We conducted a mid-year 2019 review of our actuarial assumptions which resulted in a valuation loss in 2019 due to unfavorable changes in claims development and a decrease in the discount rate from 3.89% to 3.06%. Our mid-year 2018 actuarial review resulted in a valuation loss in 2018 primarily attributable to unfavorable changes in claims development, offset in part by an increase in the discount rate used to calculate the estimated present value of future obligations from 3.22% to 3.82%.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of June 30, 2019 are $8.5 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Service cost	$646	$632	$1,291	$1,262
Interest cost (1)	762	636	1,522	1,271
Net amortization (1)	(1,146)	—	(2,291)	1
Net periodic benefit cost	$262	$1,268	$522	$2,534
(1)	Interest cost and net amortization is included in the Other expense line item within our condensed consolidated statements of income.

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

A summary of non-vested LTIP grants as of and for the six months ended June 30, 2019 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2019	1,828,080	$17.18	$31,699
Granted	586,644	19.93
Vested (1)	(885,381)	12.38
Forfeited	(6,558)	21.06
Non-vested grants at June 30, 2019	1,522,785	21.01	25,857
(1)	During the six months ended June 30, 2019, we issued 596,650 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.

LTIP expense was $2.7 million for each of the three months ended June 30, 2019 and 2018 and $5.1 million and $5.4 million for the six months ended June 30, 2019 and 2018, respectively.  The total obligation associated with the LTIP as of June 30, 2019 was $15.0 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets. As of June 30, 2019, there was $17.0 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the six months ended June 30, 2019 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2019	635,837	$27.34	$11,025
Granted	34,320	18.84
Issued	(115,484)	25.20
Phantom units outstanding as of June 30, 2019	554,673	27.26	9,418

Total SERP and Directors' Deferred Compensation Plan expense was $0.4 million for each of the three months ended June 30, 2019 and 2018 and $0.7 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $15.1 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  During the six months ended June 30, 2019, we provided 115,484 ARLP common units to a director under the Directors' Deferred Compensation Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Interest cost	$1,216	$1,116	$2,432	$2,232
Expected return on plan assets	(1,234)	(1,548)	(2,466)	(2,984)
Amortization of prior service cost	46	47	93	94
Amortization of net loss	982	969	1,961	1,938
Net periodic benefit cost (1)	$1,010	$584	$2,020	$1,280
(1)	Net periodic benefit cost for the Pension Plan is included in the Other expense line item within our condensed consolidated statements of income.

During the six months ended June 30, 2019, we made contribution payments of $1.2 million to the Pension Plan for the 2018 plan year and $1.1 million for the 2019 plan year.  In July 2019, we made a contribution payment of $1.1 million for the 2019 plan year.

17.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates income from the production and marketing of coal to major domestic and international utilities and industrial users as well as income from oil & gas mineral interests.  We aggregate multiple operating segments into three reportable segments, Illinois Basin, Appalachia, and Minerals.  We also have an "all other" category referred to as Other and Corporate.  Our two coal reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal segments include eight mining complexes operating in Illinois, Indiana, Kentucky, Maryland and West Virginia and a coal loading terminal in Indiana on the Ohio River.  The Minerals reportable segment aggregates our oil & gas mineral interests which are located primarily in the Anadarko (SCOOP/STACK), Permian (Delaware and Midland), Williston (Bakken) and Appalachian basins.  We have no operations within our Minerals reportable segment other than receiving royalties for our oil & gas mineral interests.

As a result of the AllDale Acquisition discussed in Note 3 – Acquisitions, we now control the underlying oil & gas mineral interests held by AllDale I & II.  This control over the oil & gas mineral interests held by AllDale I & II reflects a strategic change in how we manage our business and how resources are allocated by our chief operating decision maker.   Due to this strategic change, we have restructured our reportable segments in the first quarter of 2019 to include our oil & gas mineral interests within a new Minerals reportable segment.  We have also included our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") and Mid-America Carbonates, LLC ("MAC") in the Illinois Basin reportable segment rather than Other and Corporate to better align our Illinois Basin related activities.  Prior periods have been recast to include our oil & gas minerals interests in the Minerals segment, and Mt. Vernon and MAC in the Illinois Basin segment.

The Illinois Basin reportable segment includes currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex, (b) Gibson County Coal, LLC's mining complex, which includes the Gibson North and Gibson South mines, (c) Warrior Coal, LLC's mining complex, (d) River View Coal, LLC's mining complex and (e) Hamilton County Coal, LLC's mining complex. The Illinois Basin reportable segment also includes our currently operating Mt. Vernon coal loading terminal in Indiana on the Ohio River.  The Gibson North mine had been idled since the fourth quarter of 2015 in response to market conditions but resumed production in May 2018.

The Illinois Basin reportable segment also includes White County Coal, LLC's Pattiki mining complex, Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree Mining, LLC's mining complex, which includes the Onton mine, Steamport, LLC and certain reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC, UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC and Mid-America Carbonates, LLC ("MAC").

The Appalachia reportable segment includes currently operating mining complexes (a) Mettiki mining complex, (b) Tunnel Ridge, LLC mining complex and (c) MC Mining, LLC mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.  The Appalachia reportable segment also includes the Penn Ridge property and certain properties and equipment of Alliance Resource Properties.

The Minerals reportable segment includes AllDale I & II, Alliance Royalty, LLC, AllRoy GP, LLC, CavMM, LLC, and Alliance Minerals' equity interests in both AllDale III (Note 10 – Investments) and Cavalier Minerals.

Other and Corporate includes marketing and administrative activities, ASI and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, Alliance Coal's coal brokerage activity, Alliance Minerals' equity investment in Kodiak which was redeemed in February 2019 by Kodiak (see Note 10 – Investments), certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 8 – Long-Term Debt).

Reportable segment results as of and for the three and six months ended June 30, 2019 and 2018 are presented below.

	Illinois			Other and	Elimination
	Basin	Appalachia	Minerals	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended June 30, 2019

Revenues - Outside	$331,500	$160,244	$12,428	$12,882	$—	$517,054
Revenues - Intercompany	4,173	—	—	3,108	(7,281)	—
Total revenues (2)	335,673	160,244	12,428	15,990	(7,281)	517,054

Segment Adjusted EBITDA Expense (3)	208,309	105,122	1,765	9,442	(5,041)	319,597
Segment Adjusted EBITDA (4)	96,075	53,779	11,098	6,551	(2,240)	165,263
Capital expenditures	59,476	20,987	—	1,121	—	81,584

Three Months Ended June 30, 2018

Revenues - Outside	$334,355	$164,812	$—	$16,970	$—	$516,137
Revenues - Intercompany	6,824	—	—	3,030	(9,854)	—
Total revenues (2)	341,179	164,812	—	20,000	(9,854)	516,137

Segment Adjusted EBITDA Expense (3)	202,886	103,538	—	13,136	(7,749)	311,811
Segment Adjusted EBITDA (4)	111,967	60,069	4,652	10,717	(2,105)	185,300
Capital expenditures	46,555	21,445	—	1,121	—	69,121

Six Months Ended June 30, 2019

Revenues - Outside	$676,899	$319,648	$23,156	$23,953	$—	$1,043,656
Revenues - Intercompany	8,170	—	—	6,199	(14,369)	—
Total revenues (2)	685,069	319,648	23,156	30,152	(14,369)	1,043,656

Segment Adjusted EBITDA Expense (3)	405,731	204,871	3,592	18,148	(9,888)	622,454
Segment Adjusted EBITDA (4)	218,812	112,434	20,230	24,912	(4,481)	371,907
Total assets	1,407,019	483,265	516,503	460,353	(364,419)	2,502,721
Capital expenditures (5)	107,930	54,333	—	3,364	—	165,627

Six Months Ended June 30, 2018

Revenues - Outside	$627,650	$312,377	$—	$33,232	$—	$973,259
Revenues - Intercompany	12,211	67	—	6,320	(18,598)	—
Total revenues (2)	639,861	312,444	—	39,552	(18,598)	973,259

Segment Adjusted EBITDA Expense (3)	386,347	196,036	—	23,275	(14,388)	591,270
Segment Adjusted EBITDA (4)	208,917	113,690	8,240	23,853	(4,210)	350,490
Total assets	1,440,776	454,972	158,376	394,175	(182,465)	2,265,834
Capital expenditures	84,034	34,820	—	1,792	—	120,646
(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding, financing between segments and insurance premiums paid to Wildcat Insurance.

(2)	Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, administrative service revenues from affiliates, Wildcat Insurance revenues and brokerage coal sales.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as these expenses are recognized in an amount equal to transportation revenues when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Segment Adjusted EBITDA Expense	$319,597	$311,811	$622,454	$591,270
Outside coal purchases	(5,311)	(68)	(5,311)	(1,442)
Other expense	(13)	(542)	(142)	(1,389)
Operating expenses (excluding depreciation, depletion and amortization)	$314,273	$311,201	$617,001	$588,439

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, settlement gain and acquisition gain. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Segment Adjusted EBITDA	$165,263	$185,300	$371,907	$350,490
General and administrative	(19,521)	(17,026)	(37,333)	(33,677)
Depreciation, depletion and amortization	(76,913)	(72,150)	(148,052)	(133,998)
Settlement gain	—	—	—	80,000
Interest expense, net	(10,573)	(9,931)	(21,904)	(20,724)
Acquisition gain	—	—	177,043	—
Income tax (expense) benefit	(186)	(3)	(80)	7
Acquisition gain attributable to noncontrolling interest	—	—	(7,083)	—
Net income attributable to ARLP	$58,070	$86,190	$334,498	$242,098
Noncontrolling interest	114	187	7,290	335
Net income	$58,184	$86,377	$341,788	$242,433

(5)	Capital Expenditures shown exclude the AllDale Acquisition on January 3, 2019 (Note 3 – Acquisitions) and the escrow payment made in connection with the Wing Acquisition (Note 18 – Subsequent Events).

18.SUBSEQUENT EVENTS

Other than those events described below and in Notes 11 and 16, there were no subsequent events.

Wing Acquisition

On June 21, 2019, ARLP entered into an agreement with Wing Resources LLC and Wing Resources II LLC (collectively, "Wing") to acquire certain mineral interests. The agreement provides for the acquisition of approximately 9,000 net royalty acres in the Midland Basin, with exposure to more than 400,000 gross acres, for a cash purchase price of $145 million (the "Wing Acquisition") before consideration of typical closing adjustments for due diligence and the net cash impact related to a May 1, 2019 effective date, among other adjustments. Upon entering into the agreement, we provided a cash deposit of $10.9 million, which was held in escrow and applied to the purchase price upon closing of the transaction.  On August 2, 2019, ARLP closed on the Wing Acquisition using cash on hand and borrowings under our Revolving Credit Facility.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management's discussion and analysis of financial condition and results of operations include the following:

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land-holding company for the mining operations of Alliance Resource Operating Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the mining operations of Alliance Resource Operating Partners, L.P.

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

We have three reportable segments, Illinois Basin, Appalachia and Minerals.  We also have an "all other" category referred to as Other and Corporate.  The two coal reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. The two coal mining segments include eight underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia and a coal loading terminal in Indiana on the Ohio River.  The Minerals segment includes our oil & gas mineral interests which are located primarily in the Anadarko (SCOOP/STACK), Permian (Delaware and Midland), Williston (Bakken) and Appalachian basins.  We have no operations within our Minerals reportable segment other than receiving royalties for our oil & gas mineral interests.

On January 3, 2019 (the "AllDale Acquisition Date"), we acquired all of the limited partner interests not owned by Cavalier Minerals JV, LLC ("Cavalier Minerals") in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") and the general partner interests in AllDale I & II for $176.0 million (the "AllDale Acquisition").  As a result of the AllDale Acquisition and our previous investments held through Cavalier Minerals, we now control approximately 43,000 net royalty acres in premier oil & gas resource plays.  The AllDale Acquisition provides us with diversified exposure to industry leading operators and is consistent with our general business strategy to pursue accretive acquisitions.  Please read “Item 1. Financial Statements (Unaudited) - Note 3 – Acquisition” of this Quarterly Report on Form 10-Q for more information on the AllDale Acquisition.

As a result of the AllDale Acquisition, we now control the underlying oil & gas mineral interests held by AllDale I & II.  This control over the oil & gas mineral interests held by AllDale I & II reflects a strategic change in how we manage our business and how resources are allocated by our chief operating decision maker.  Due to this strategic change we have restructured our reportable segments in the first quarter of 2019 to include our oil & gas mineral interests within a new Minerals reportable segment.  We have also included our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") and Mid-America Carbonates, LLC ("MAC") in the Illinois Basin reportable segment rather than Other and Corporate to better align our Illinois Basin related activities.  Prior periods have been recast to include our oil & gas minerals interests in the Minerals segment, and Mt. Vernon and MAC in the Illinois Basin segment.

●	Illinois Basin reportable segment includes currently operating mining complexes (a) Webster County Coal, LLC's Dotiki mining complex ("Dotiki"), (b) Gibson County Coal, LLC's mining complex, which includes the Gibson

North and Gibson South mines, (c) Warrior Coal, LLC's mining complex, (d) River View Coal, LLC's mining complex ("River View") and (e) Hamilton County Coal, LLC's mining complex ("Hamilton"). The Illinois Basin reportable segment also includes our currently operating Mt. Vernon coal loading terminal in Indiana on the Ohio River. The Gibson North mine had been idled since the fourth quarter of 2015 in response to market conditions but resumed production in May 2018.

The Illinois Basin reportable segment also includes MAC's manufacturing and sales (primarily to our mines) of rock dust, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, ARP Sebree, LLC, ARP Sebree South, LLC, UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal") and our mining complexes currently not operating: (a) White County Coal, LLC's Pattiki mining complex ("Pattiki"), (b) Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project and (c) Sebree Mining, LLC's mining complex, which includes the Onton mine, Steamport, LLC and certain reserves.

●	Appalachia reportable segment includes currently operating mining complexes (a) Mettiki mining complex ("Mettiki"), (b) Tunnel Ridge, LLC mining complex ("Tunnel Ridge"), and (c) MC Mining, LLC mining complex ("MC Mining"). Mettiki includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant. The Appalachia reportable segment also includes the Penn Ridge property and certain properties and equipment of Alliance Resource Properties.

●	Minerals reportable segment includes AllDale I & II; Alliance Royalty, LLC; AllRoy GP, LLC; CavMM, LLC; and Alliance Minerals, LLC's ("Alliance Minerals") equity interests in AllDale Minerals III, LP ("AllDale III") and Cavalier Minerals. Please read "Item 1 - Financial Statements (Unaudited) - Note 10 – Investments" and "Note 9 – Variable Interest Entities" of this Quarterly Report on Form 10-Q for more information on Alliance Minerals and Cavalier Minerals.

●	Other and Corporate includes marketing and administrative activities, Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC (collectively along with Matrix Design, the "Matrix Group"), ASI's ownership of aircraft, Alliance Coal's coal brokerage activity, Alliance Minerals' equity investment in Kodiak Gas Services, LLC ("Kodiak") which was redeemed in February 2019 by Kodiak (see Note 10 – Investments) certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's legacy workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance"). Please read "Item 1. Financial Statements (Unaudited) – Note 8. Long-term Debt" "and Note 10. Investments" of this Quarterly Report on Form 10-Q for more information on AROP Funding and the Kodiak redemption, respectively.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

We reported net income attributable to ARLP of $58.1 million for the three months ended June 30, 2019 ("2019 Quarter") compared to $86.2 million for the three months ended June 30, 2018 ("2018 Quarter").  The decrease of $28.1 million was primarily due to lower coal sales, higher total operating expenses and lower equity securities income in the 2019 Quarter.  Total revenues increased slightly to $517.1 million in the 2019 Quarter compared to $516.1 million for the 2018 Quarter, as the addition of oil & gas royalties and increased transportation revenues were partially offset by reduced coal sales.

	Three Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(per ton sold)
Tons sold	10,216	10,488	N/A	N/A
Tons produced	10,036	9,714	N/A	N/A
Coal sales	$461,310	$475,925	$45.16	$45.38
Coal - Segment Adjusted EBITDA Expense (1) (2)	$317,832	$311,811	$31.11	$29.73

(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.

Coal sales.  Coal sales decreased $14.6 million or 3.1% to $461.3 million for the 2019 Quarter from $475.9 million for the 2018 Quarter.  The decrease was attributable to a volume variance of $12.3 million resulting from decreased tons sold and a price variance of $2.3 million due to lower average coal sales prices.  Coal sales volumes declined 2.6% to 10.2 million tons as flooding and high water continued to delay approximately 500,000 tons of planned export shipments in the 2019 Quarter which we expect will be shipped in the second half of the year.  Also in comparison, the 2018 Quarter benefited from the fulfillment of 1.4 million tons in shipments delayed during the first quarter of 2018.  Production volumes increased 3.3% compared to the 2018 Quarter to 10.0 million tons, primarily due to increased production from the addition of two mining units at our River View mine, strong performance at our Tunnel Ridge mine and a full quarter of production from our Gibson North mine, which resumed operations in the 2018 Quarter.  Coal sales price realizations declined slightly in the 2019 Quarter to $45.16 per ton sold, compared to $45.38 per ton sold during the 2018 Quarter.

Royalty revenues.  As a result of the AllDale Acquisition on January 3, 2019, we obtained control of AllDale I & II and thus began consolidation of AllDale I & II in our financial statements.  As a result of the consolidation, in the first quarter of 2019 we began recording royalty revenues from AllDale I & II.  Prior to 2019, our investments in AllDale I & II were accounted for as equity method investments.  AllDale I & II contributed royalty revenues of $11.9 million in the 2019 Quarter.  Please read "Item 1. Financial Statements (Unaudited) - Note 3 – Acquisition" of this Quarterly Report on Form 10-Q for more information on the AllDale Acquisition.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, of $317.8 million for the 2019 Quarter remained comparable to the 2018 Quarter.  On a per ton basis, Segment Adjusted EBITDA Expense, excluding our Minerals segment, increased to $31.11 per ton sold compared to $29.73 per ton sold in the 2018 Quarter due to a longwall move at our Hamilton mine, lower recoveries at our River View mine due to adverse geological conditions, higher coal inventory costs and sales of higher-cost, outside coal purchases, partially offset by reduced expenses per ton resulting from strong production at our Tunnel Ridge mine. In addition, other cost increases are discussed by category below:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 6.3% to $9.83 per ton in the 2019 Quarter from $9.25 per ton in the 2018 Quarter. The increase of $0.58 per ton was primarily due to additional labor expenses at our River View mine in addition to the impact of a longwall move at our Hamilton mine in the 2019 Quarter; and

●	Workers' compensation expenses per ton produced increased to $0.82 per ton in the 2019 Quarter from $0.45 per ton in the 2018 Quarter. The increase of $0.37 per ton produced resulted from the impact of lower discount rates and adverse claims experience on mid-year actuarial workers' compensation accrual adjustments.

Segment Adjusted EBITDA Expense increases above were partially offset by the following decreases:

●	Material and supplies expenses per ton produced decreased 1.9% to $11.24 per ton in the 2019 Quarter from $11.46 per ton in the 2018 Quarter. The decrease of $0.22 per ton produced resulted primarily from decreases of $0.11 per ton for power and fuel used in the mining process and $0.10 per ton in longwall subsidence expense; and

●	Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $0.56 per produced ton sold in the 2019 Quarter compared to the 2018 Quarter primarily as a result of a favorable state production mix and a lower federal excise tax rate in 2019.

General and administrative.  General and administrative expenses for the 2019 Quarter increased to $19.5 million compared to $17.0 million in the 2018 Quarter.  The increase of $2.5 million was primarily due to higher professional services resulting from the AllDale Acquisition and increased benefit accruals.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $76.9 million in the 2019 Quarter from $72.2 million in the 2018 Quarter.  The increase of $4.7 million resulted primarily from production from our AllDale I & II oil & gas mineral interests.

Equity method investment income.  Equity method investment income decreased to $0.6 million in the 2019 Quarter from $4.8 million in the 2018 Quarter as a result of the AllDale Acquisition and related consolidation of AllDale I & II in 2019.  Prior to 2019, our investments in AllDale I & II were accounted for as equity method investments.

Equity securities income.  Equity securities income decreased $3.9 million compared to the 2018 Quarter as we did not recognize equity securities income in the 2019 Quarter due to the redemption of our preferred interest in Kodiak in the first quarter of 2019.

Transportation revenues and expenses.  Transportation revenues and expenses were $32.6 million and $27.5 million for the 2019 and 2018 Quarters, respectively.  The increase of $5.1 million was primarily attributable to an increase in average third-party transportation rates in the 2019 Quarter resulting from higher shipping costs for coal exported to international markets, partially offset by decreased tonnage for which we arrange third-party transportation at certain mines.  The cost of third-party transportation services are passed through to our customers and we recognize transportation revenue equal to transportation expense when title to the coal passes to the customer.

Segment Adjusted EBITDA.  Our 2019 Quarter Segment Adjusted EBITDA decreased $20.0 million, or 10.8%, to $165.3 million from the 2018 Quarter Segment Adjusted EBITDA of $185.3 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, royalty revenues, BOE volume and Segment Adjusted EBITDA Expense by segment are as follows:

	Three Months Ended
	June 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$96,075	$111,967	$(15,892)	(14.2)%
Coal - Appalachia	53,779	60,069	(6,290)	(10.5)%
Minerals	11,098	4,652	6,446	(1)
Other and Corporate	6,551	10,717	(4,166)	(38.9)%
Elimination	(2,240)	(2,105)	(135)	(6.4)%
Total Segment Adjusted EBITDA (2)	$165,263	$185,300	$(20,037)	(10.8)%

Tons sold
Coal - Illinois Basin	7,567	7,820	(253)	(3.2)%
Coal - Appalachia	2,649	2,666	(17)	(0.6)%
Other and Corporate	142	222	(80)	(36.0)%
Elimination	(142)	(220)	78	35.5%
Total tons sold	10,216	10,488	(272)	(2.6)%

Coal sales
Coal - Illinois Basin	$301,981	$310,464	$(8,483)	(2.7)%
Coal - Appalachia	157,951	162,886	(4,935)	(3.0)%
Other and Corporate	5,551	9,398	(3,847)	(40.9)%
Elimination	(4,173)	(6,823)	2,650	38.8%
Total coal sales	$461,310	$475,925	$(14,615)	(3.1)%

Other revenues
Coal - Illinois Basin	$2,405	$4,388	$(1,983)	(45.2)%
Coal - Appalachia	950	723	227	31.4%
Minerals	536	—	536	(1)
Other and Corporate	10,439	10,600	(161)	(1.5)%
Elimination	(3,108)	(3,031)	(77)	(2.5)%
Total other sales and operating revenues	$11,222	$12,680	$(1,458)	(11.5)%

Royalty revenues and BOE volume
Volume - BOE (3)	274	—	274	(1)
Oil & gas royalties	$11,892	$—	$11,892	(1)

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$208,309	$202,886	$5,423	2.7%
Coal - Appalachia	105,122	103,538	1,584	1.5%
Minerals	1,765	—	1,765	(1)
Other and Corporate	9,442	13,136	(3,694)	(28.1)%
Elimination	(5,041)	(7,749)	2,708	34.9%
Total Segment Adjusted EBITDA Expense (2)	$319,597	$311,811	$7,786	2.5%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel of oil).

Illinois Basin – Segment Adjusted EBITDA decreased 14.2% to $96.1 million in the 2019 Quarter from $112.0 million in the 2018 Quarter.  The decrease of $15.9 million was primarily attributable to lower coal sales, which decreased 2.7% to $302.0 million in the 2019 Quarter from $310.5 million in the 2018 Quarter, and increased operating expenses.  The decrease of $8.5 million in coal sales reflects decreased coal sales volumes partially offset by higher price realizations.  Tons sold in the 2019 Quarter decreased 3.2% compared to the 2018 Quarter as a result of lower volumes at our Hamilton and Gibson South mines due to reduced export sales, as well as significant fulfillments in the 2018 Quarter of delayed first quarter 2018 shipments, partially offset by increased domestic sales volumes from our Gibson North and River View mines.  Segment Adjusted EBITDA Expense increased 2.7% to $208.3 million in the 2019 Quarter from $202.9 million in the 2018 Quarter due to higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $1.59 per ton sold to $27.53 from $25.94 per ton sold in the 2018 Quarter, primarily due to a longwall move at our Hamilton mine, as well as reduced recoveries and per ton cost increases for labor and materials and supplies expenses at our River View mine during the 2019 Quarter in addition to certain cost increases described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia – Segment Adjusted EBITDA decreased 10.5% to $53.8 million for the 2019 Quarter from $60.1 million in the 2018 Quarter.  The decrease of $6.3 million was primarily attributable to lower coal sales, which decreased 3.0% to $158.0 million in the 2019 Quarter from $162.9 million in the 2018 Quarter.  The decrease of $4.9 million in coal sales resulted primarily from lower coal sale prices, which decreased 2.4% compared to the 2018 Quarter due to decreased export price realizations and export volumes at our Mettiki mine, partially offset by increased domestic prices from our MC Mining operation.  Segment Adjusted EBITDA Expense increased slightly to $105.1 million in the 2019 Quarter from $103.5 million in the 2018 Quarter due to higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $0.84 per ton sold to $39.68 compared to $38.84 per ton sold in the 2018 Quarter, primarily due to reduced recoveries at our Mettiki and MC Mining mines and sales of higher cost outside coal purchases, as well as certain cost increases described above under "–Coal - Segment Adjusted EBITDA Expense," partially offset by strong production at our Tunnel Ridge mine during the 2019 Quarter.

Minerals – Segment Adjusted EBITDA increased to $11.1 million for the 2019 Quarter from $4.7 million in the 2018 Quarter.  The increase of $6.4 million primarily resulted from the AllDale Acquisition in 2019.

Other and Corporate – Segment Adjusted EBITDA decreased by $4.1 million to $6.6 million in the 2019 Quarter compared to $10.7 million in the 2018 Quarter.  The decrease was primarily attributable to lower equity securities income as a result of the redemption of our preferred interest in Kodiak in the first quarter of 2019 and decreased coal brokerage activity.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

We reported net income attributable to ARLP of $334.5 million for the six months ended June 30, 2019 ("2019 Period") compared to $242.1 million for the six months ended June 30, 2018 ("2018 Period").  The increase of $92.4 million was primarily due to higher revenues and gains related to the AllDale Acquisition and the redemption of our preferred equity interest in Kodiak.  Increased coal sales volumes, improved coal sales prices and the addition of royalty revenues in the 2019 Period drove total revenues higher to $1.04 billion compared to $0.97 billion in the 2018 Period.

	Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(per ton sold)
Tons sold	20,537	19,886	N/A	N/A
Tons produced	21,359	20,196	N/A	N/A
Coal sales	$937,326	$899,535	$45.64	$45.23
Coal - Segment Adjusted EBITDA Expense (1) (2)	$618,862	$591,270	$30.13	$29.73
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.

Coal sales.  Coal sales increased $37.8 million or 4.2% to $937.3 million for the 2019 Period from $899.5 million for the 2018 Period.  The increase was attributable to a volume variance of $29.5 million resulting from increased tons sold and a price variance of $8.3 million due to higher average coal sales prices.  For the 2019 Period, a strong performance at our Tunnel Ridge mine, increased volumes from our River View mine due to the additional two production units previously mentioned and the resumption of operations in the 2018 Period at our Gibson North mine drove coal sales volumes up by 3.3% to 20.5 million tons and production volumes higher by 5.8% to 21.4 million tons, both as compared to the 2018 Period.  Total coal sales volumes benefited from increased domestic shipments offset in part by a reduction in export volumes as flooding and high water continued to delay approximately 500,000 tons of planned export shipments in the 2019 Period, which we expect will be shipped in the second half of the year.  Coal sales price realizations increased 0.9% to $45.64 per ton sold in the 2019 Period, compared to $45.23 per ton sold during the 2018 Period.

Royalty revenues.  AllDale I & II contributed royalty revenues of $22.3 million in the 2019 Period.  Please read "Item 1. Financial Statements (Unaudited) - Note 3 – Acquisition" of this Quarterly Report on Form 10-Q for more information on the AllDale Acquisition.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, increased 4.7% to $618.9 million for the 2019 Period from $591.3 million for the 2018 Period primarily as a result of increased coal sales volumes.  On a per ton basis, Segment Adjusted EBITDA Expense, excluding our Minerals segment, increased to $30.13 per ton sold compared to $29.73 per ton sold in the 2018 Period due to a longwall move in the 2019 Period at our Hamilton mine and lower recoveries and mining conditions at certain mines in addition to other cost increases, which are discussed by category below:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 4.4% to $9.35 per ton in the 2019 Period from $8.96 per ton in the 2018 Period. The increase of $0.39 per ton was primarily due to additional labor expenses at our River View mine in addition to the impact of a longwall move at our Hamilton mine in the 2019 Period and other production variances previously discussed;

●	Workers' compensation expenses per ton produced increased to $0.55 per ton in the 2019 Period from $0.45 per ton in the 2018 Period. The increase of $0.10 per ton produced resulted from increased workers' compensation expense due to the impact of lower discount rates and adverse claims experience on mid-year actuarial adjustments; and

●	Material and supplies expenses per ton produced increased 2.0% to $11.12 per ton in the 2019 Period from $10.90 per ton in the 2018 Period. The increase of $0.22 per ton produced resulted primarily from increases of $0.25 per ton in longwall subsidence expense and $0.21 per ton for roof support, partially offset by a decrease of $0.18 per ton for power and fuel used in the mining process.

Segment Adjusted EBITDA Expense increases above were partially offset by the following decrease:

●	Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $0.69 per produced ton sold in the 2019 Period compared to the 2018 Period primarily as a result of a favorable state production mix and a lower federal excise tax rate in 2019.

General and administrative.  General and administrative expenses for the 2019 Period increased to $37.3 million compared to $33.7 million in the 2018 Period.  The increase of $3.6 million was due to higher professional services primarily resulting from the AllDale Acquisition and increased benefit accruals.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $148.1 million in the 2019 Period from $134.0 million in the 2018 Period.  The increase of $14.1 million resulted primarily from increased coal sales volumes mentioned above and depletion beginning in the 2019 Period, attributable to production from our AllDale I & II oil & gas mineral interests.

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

Equity method investment income.  Equity method investment income decreased to $0.9 million in the 2019 Period from $8.6 million in the 2018 Period as a result of the AllDale Acquisition and related consolidation of AllDale I & II in the 2019 Period.  Prior to 2019, our investments in AllDale I & II were accounted for as equity method investments.

Acquisition gain.  We were required to re-measure Cavalier Minerals' equity method investments in AllDale I & II to fair value as a result of the AllDale Acquisition.  The re-measurement resulted in a gain of $177.0 million in the 2019 Period.

Transportation revenues and expenses.  Transportation revenues and expenses were $62.9 million and $47.3 million for the 2019 and 2018 Periods, respectively.  The increase of $15.6 million was primarily attributable to an increase in average third-party transportation rates in the 2019 Period resulting from higher shipping costs for coal exported to international markets, partially offset by decreased tonnage for which we arrange third-party transportation at certain mines.  The cost of third-party transportation services are passed through to our customers and we recognize transportation revenue equal to transportation expense when title to the coal passes to the customer.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased to $7.3 million in the 2019 Period from $0.3 million in the 2018 Period as a result of allocating $7.1 million of the acquisition gain discussed above to noncontrolling interest related to Bluegrass Minerals' equity interest in Cavalier Minerals.

Segment Adjusted EBITDA.  Our 2019 Period Segment Adjusted EBITDA increased $21.4 million, or 6.1%, to $371.9 million from the 2018 Period Segment Adjusted EBITDA of $350.5 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, royalty revenues, BOE volume and Segment Adjusted EBITDA Expense by segment are as follows:

	Six Months Ended
	June 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$218,812	$208,917	$9,895	4.7%
Coal - Appalachia	112,434	113,690	(1,256)	(1.1)%
Minerals	20,230	8,240	11,990	(1)
Other and Corporate	24,912	23,853	1,059	4.4%
Elimination	(4,481)	(4,210)	(271)	(6.4)%
Total Segment Adjusted EBITDA (2)	$371,907	$350,490	$21,417	6.1%

Tons sold
Coal - Illinois Basin	15,240	14,828	412	2.8%
Coal - Appalachia	5,297	5,056	241	4.8%
Other and Corporate	278	403	(125)	(31.0)%
Elimination	(278)	(401)	123	30.7%
Total tons sold	20,537	19,886	651	3.3%

Coal sales
Coal - Illinois Basin	$619,251	$586,529	$32,722	5.6%
Coal - Appalachia	315,404	308,175	7,229	2.3%
Other and Corporate	10,841	17,109	(6,268)	(36.6)%
Elimination	(8,170)	(12,278)	4,108	33.5%
Total coal sales	$937,326	$899,535	$37,791	4.2%

Other revenues
Coal - Illinois Basin	$5,293	$8,734	$(3,441)	(39.4)%
Coal - Appalachia	1,901	1,552	349	22.5%
Minerals	871	—	871	(1)
Other and Corporate	19,311	22,441	(3,130)	(13.9)%
Elimination	(6,199)	(6,320)	121	1.9%
Total other sales and operating revenues	$21,177	$26,407	$(5,230)	(19.8)%

Royalty revenues and BOE volume
Volume - BOE (3)	526	—	526	(1)
Oil & gas royalties	$22,285	$—	$22,285	(1)

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$405,731	$386,347	$19,384	5.0%
Coal - Appalachia	204,871	196,036	8,835	4.5%
Minerals	3,592	—	3,592	(1)
Other and Corporate	18,148	23,275	(5,127)	(22.0)%
Elimination	(9,888)	(14,388)	4,500	31.3%
Total Segment Adjusted EBITDA Expense	$622,454	$591,270	$31,184	5.3%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel of oil).

Illinois Basin – Segment Adjusted EBITDA increased 4.7% to $218.8 million in the 2019 Period from $208.9 million in the 2018 Period.  The increase of $9.9 million was primarily attributable to higher coal sales, which increased 5.6% to $619.3 million in the 2019 Period from $586.5 million in the 2018 Period, partially offset by increased operating expenses and lower operating revenues from our Mt. Vernon transloading facility.  The increase of $32.8 million in coal sales reflects higher coal sales volumes and prices.  The resumption of operations at our Gibson North mine in the 2018 Period and the addition of two production units at the River View mine in the second half of 2018 drove Illinois Basin coal sales volumes in the 2019 Period higher by 2.8% to 15.2 million tons compared to 14.8 million tons sold in the 2018 Period.  Coal sales volumes also benefited from increased domestic shipments, offset in part by a reduction in export volumes due to weather disruptions throughout the first half of 2019, which also reduced transloading tonnage running through our Mt. Vernon facility.  Coal sales price per ton sold in the 2019 Period increased 2.7% due to higher export sales prices compared to the 2018 Period.  Segment Adjusted EBITDA Expense increased 5.0% to $405.7 million in the 2019 Period from $386.3 million in the 2018 Period due to increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $0.56 per ton sold to $26.62 from $26.06 per ton sold in the 2018 Period, primarily due to a longwall move at our Hamilton mine and reduced recoveries at our River View mine during the 2019 Period, as well as certain per ton cost increases described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia – Segment Adjusted EBITDA decreased 1.1% to $112.4 million for the 2019 Period from $113.7 million in the 2018 Period.  The decrease of $1.3 million was primarily attributable to reduced coal sales prices and increased operating expenses, partially offset by higher coal sales volumes.  Coal sales, which increased 2.3% to $315.4 million in the 2019 Period from $308.2 million in the 2018 Period resulted from higher coal sales volumes of 5.3 million tons sold in the 2019 Period, compared to 5.1 million tons sold in the 2018 Period, as a result of a strong performance at our Tunnel Ridge longwall operation, partially offset by lower coal sales prices.  Segment Adjusted EBITDA Expense increased 4.5% to $204.9 million in the 2019 Period from $196.0 million in the 2018 Period due to increased sales volumes.  Segment Adjusted EBITDA Expense per ton decreased slightly to $38.68 per ton compared to $38.77 per ton sold in the 2018 Period reflecting the strong production and sales performance at our Tunnel Ridge mine and certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Minerals – Segment Adjusted EBITDA increased to $20.2 million for the 2019 Period from $8.2 million in the 2018 Period.  The increase of $12.0 million primarily resulted from the AllDale Acquisition in the 2019 Period.

Other and Corporate – Segment Adjusted EBITDA increased by $1.0 million to $24.9 million in the 2019 Period compared to $23.9 million in the 2018 Period.  The increase was primarily attributable to higher equity securities income in the 2019 Period as a result of the redemption of our preferred interest in Kodiak, which included an $11.5 million gain due to an early redemption premium, partially offset by reduced mining technology product sales from Matrix Group.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Segment Adjusted EBITDA	$165,263	$185,300	$371,907	$350,490
General and administrative	(19,521)	(17,026)	(37,333)	(33,677)
Depreciation, depletion and amortization	(76,913)	(72,150)	(148,052)	(133,998)
Settlement gain	—	—	—	80,000
Interest expense, net	(10,573)	(9,931)	(21,904)	(20,724)
Acquisition gain	—	—	177,043	—
Income tax (expense) benefit	(186)	(3)	(80)	7
Acquisition gain attributable to noncontrolling interest	—	—	(7,083)	—
Net income attributable to ARLP	$58,070	$86,190	$334,498	$242,098
Noncontrolling interest	114	187	7,290	335
Net income	$58,184	$86,377	$341,788	$242,433

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Segment Adjusted EBITDA Expense	$319,597	$311,811	$622,454	$591,270
Outside coal purchases	(5,311)	(68)	(5,311)	(1,442)
Other expense	(13)	(542)	(142)	(1,389)
Operating expenses (excluding depreciation, depletion and amortization)	$314,273	$311,201	$617,001	$588,439

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, commitments and distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally and in the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control.  Based on our recent operating results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any constraints to our liquidity at this time.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On January 3, 2019, we acquired all of the limited partner interests in AllDale I & II not owned by Cavalier Minerals and the general partner interests in AllDale I & II for $176.0 million, which was funded with cash on hand and borrowings under our revolving credit facility.  On February 8, 2019, Kodiak redeemed our preferred equity interest for $135.0 million in cash.  On August 2, 2019, we closed on the Wing Acquisition using cash on hand and borrowings under our revolving credit facility.  For more information on these transactions, please read "Item 1. Financial Statements (Unaudited) – Note 3. Acquisition", "– Note 10. Investments" and "– Note 18. Subsequent Events" of this Quarterly Report on Form 10-Q.

Mine Development Project

We have begun development activity for MC Mining's Excel Mine No. 5 and currently anticipate deploying total capital of approximately $35.0 million to $40.0 million during 2019 with an additional $5.0 million to $10.0 million during the first half of 2020, which we expect to fund with cash from operations or borrowings under our credit facilities.  We anticipate the new mine will enable us to access an additional 15 million tons of coal reserves with an expected mine life of approximately 12 years assuming the current level of production at MC Mining's Excel Mine No. 4 continues at the new mine.    We expect the development plan for the new Excel Mine No. 5 will provide a seamless transition from the current MC Mining operation as its reserves deplete in 2020.

Cash Flows

Cash provided by operating activities was $301.7 million for the 2019 Period compared to $373.2 million for the 2018 Period.  The decrease in cash provided by operating activities was primarily due to $93 million received in the 2018 Period for a one-time settlement related to litigation with a customer and certain of its affiliates initiated in 2015.  The decrease also resulted from unfavorable working capital changes related to inventories, and payroll and related benefit accruals.  The decreases were partially offset by a favorable working capital change related to accounts payable.

Net cash used in investing activities was $209.8 million for the 2019 Period compared to $128.0 million for the 2018 Period.  The increase in cash used in investing activities was primarily attributable to the AllDale Acquisition, an escrow payment for the Wing Acquisition and increased capital expenditures for mine infrastructure and equipment at various mines. This increase was partially offset by cash received from the redemption of our equity securities in the 2019 Period and equity method investment contributions in the 2018 Period.

Net cash used in financing activities was $280.9 million for the 2019 Period compared to $200.8 million for the 2018 Period.  The increase in cash used in financing activities was primarily attributable to increased overall net payments on the securitization and revolving credit facilities and an increase in withholding taxes on issuance of units primarily under our long-term incentive plan in the 2019 Period compared to the 2018 Period.  These increases were partially offset by proceeds received in connection with equipment financing in the 2019 Period.

Capital Expenditures

Capital expenditures increased to $165.6 million in the 2019 Period from $120.7 million in the 2018 Period.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the five-year period beginning in January 2019 of approximately $5.57 per ton produced.  Our anticipated total capital expenditures (including investments) for the year ending December 31, 2019 are estimated in a range of $345.0 million to $375.0 million, which includes expenditures for maintenance capital at various mines.  Management anticipates funding remaining 2019 capital requirements with cash and cash equivalents ($55.2 million as of June 30, 2019), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 4.77% as of June 30, 2019.  At June 30, 2019, we had $9.3 million of letters of credit outstanding with $415.5 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 0.87 to 1.0 and 15.7 to 1.0, respectively, for the trailing twelve months ended June 30, 2019.  We remain in compliance with the covenants of the Credit Agreement as of June 30, 2019.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  It was renewed in January 2019 and matures in January 2020. At June 30, 2019, we had $75.0 million outstanding balance under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see Note 9 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  The commitment under the Cavalier Credit Facility is reduced by any distributions received from Cavalier Minerals' investment in AllDale II. As of June 30, 2019, the commitment under the Cavalier Credit Facility was $67.5 million.  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II"), an entity owned by Joseph W. Craft III, the Chairman, President and Executive Officer of MGP ("Mr. Craft") and Kathleen S. Craft, (b) an entity owned by an individual who is an officer and director of ARH II and (c) charitable foundations established by Mr. Craft and Kathleen S. Craft.  There is no commitment fee under the facility.  Mineral Lending's obligation to make the line of credit available terminates no later than October 6, 2019.  Borrowings under the Cavalier Credit Facility bear interest at a one month LIBOR rate plus 6% with interest payable quarterly, and mature on September 30, 2024, at which time all amounts then outstanding are required to be repaid. The Cavalier Credit Agreement requires repayment of the principal balance beginning in 2018, in quarterly payments of an amount equal to the greater of $1.3 million initially, escalated to $2.5 million after two years, or fifty percent of Cavalier Minerals' excess cash flow. To secure payment of the facility, Cavalier Minerals pledged all of its partnership interests, owned or later acquired, in AllDale I & II.  Cavalier Minerals may prepay the Cavalier Credit Facility at any time in whole or in part subject to terms and conditions described in the Cavalier Credit Agreement.  As of June 30, 2019, Cavalier Minerals had not drawn on the Cavalier Credit Facility.

Equipment Financing.  On May 17, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $10.0 million in exchange for conveying its interest in certain equipment owned by an indirect wholly-owned subsidiary of the Intermediate Partnership and entering into a master lease agreement for that equipment (the “Equipment Financing”).  The Equipment Financing contains customary terms and events of default and provides for thirty-six monthly payments with an implicit interest rate of 6.25%, maturing on May 1, 2022.  Upon maturity, the equipment will revert back to the Intermediate Partnership.

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At June 30, 2019, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions with MGP, ARH II and their respective affiliates. These related-party transactions relate principally to mineral leases with charitable foundations established by Mr. Craft and Kathleen S. Craft and agreements relating to the use of aircraft.   We also have transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases, (b) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") through its noncontrolling ownership interest in Cavalier Minerals and (c) AllDale III to support its acquisition of oil & gas mineral interests.  For more information regarding WKY CoalPlay, Bluegrass Minerals and AllDale III, please read "Item 1. Financial Statements (Unaudited) – Note 9. Variable Interest Entities" and "– Note 10. Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2018, "Item 8. Financial Statements and Supplementary Data – Note 18. Related-Party Transactions" for additional information concerning related-party transactions.

Prior to the AllDale Acquisition and Kodiak redemption, we also had transactions with AllDale I & II to support their acquisition of oil & gas mineral interests, and Kodiak to support its gas compression services.  For more information regarding the AllDale Acquisition and Kodiak redemption, please read "Item 1. Financial Statements (Unaudited) – Note 3. Acquisition" and "– Note 10. Investments" of this Quarterly Report on Form 10-Q.

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

Our results of operations are highly dependent upon the prices we receive for our coal.  The short-term coal contracts favored by some of our customers leave us more exposed to risks of declining price periods.  Also, a significant decline in oil and natural gas prices would have a significant impact on our royalty revenues.

We have exposure to coal, oil and natural gas sales prices and price risk for supplies that are used directly or indirectly in the normal course of coal and oil & gas production such as steel, electricity and other supplies. We manage our risk for these items through strategic sourcing contracts for normal quantities required by our operations.  Historically, we have not utilized any commodity price-hedges or other derivatives related to either our sales price or supply cost risks.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility, Securitization Facility and Cavalier Credit Agreement are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We had $70.0 million in borrowings under the Revolving Credit Facility and $75.0 million in borrowings under the Securitization Facility at June 30, 2019.  A one percentage point increase in the interest rates related to the Revolving Facility and Securitization Facility would result in an annualized increase in interest expense of $1.5 million, based on borrowing levels at June 30, 2019.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2019.

During the quarterly period ended June 30, 2019, other than the changes that have resulted or may result from the AllDale Acquisition as discussed below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 3, 2019 (the "AllDale Acquisition Date"), we acquired all of the limited partner interests in AllDale Minerals, LP and AllDale Minerals II, LP (collectively, "AllDale I & II") not owned by Cavalier Minerals JV, LLC and the general partner interests in AllDale I & II (the "AllDale Acquisition") as described in "Item 1. Financial Statements (Unaudited) – Note 3. Acquisition" of this Quarterly Report on Form 10-Q.  As a result of the AllDale Acquisition, we now own 100% of the general partner interests and, including the limited partner interests we hold indirectly through our ownership in Cavalier Minerals, approximately 97% of the limited partner interests in AllDale I & II.  In addition, we assumed control and began accounting for AllDale I & II on a consolidated basis.  At this time, we continue to evaluate the business and internal controls and processes of AllDale I & II and are making various changes to their management and organizational structures based on our business plan.  We are in the process of implementing our internal control structure over the acquired businesses.  We expect to complete the evaluation and integration of the internal controls and processes of AllDale I & II in the first quarter of 2020.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "forecast," "may," "project," "will," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	changes in coal prices, which could affect our operating results and cash flows;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume or terms to existing coal supply agreements;
●	changing global economic conditions or in industries in which our customers operate;
●	recent action and the possibility of future action on trade made by United States and foreign governments;
●	the effect of new tariffs and other trade measures;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	fluctuations in coal demand, prices and availability;
●	changes in oil & gas prices, which could, among other things, affect our investments in oil & gas mineral interests;
●	our productivity levels and margins earned on our coal sales;
●	decline in or change in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity, such as natural gas, nuclear energy and renewable fuels;
●	changes in raw material costs;
●	changes in the availability of skilled labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with post-mine reclamation and workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal reserves;
●	uncertainties in estimating and replacing our oil & gas reserves;

●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

You should consider the information above when reading or considering any forward-looking statements contained in:

●	this Quarterly Report on Form 10-Q;
●	other reports filed by us with the SEC;
●	our press releases;
●	our website http://www.arlp.com; and
●	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

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

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factor set forth below and the risk factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing United States federal income tax laws that would affect publicly traded partnerships including elimination of partnership tax treatment for certain publicly traded partnerships.  Any modification to the United States federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for United States federal income tax purposes. For example, recently enacted legislation repealed Section 199 of the Code, which, prior to its repeal, entitled our unitholders to a deduction equal to a specified percentage of our qualified production activities income that was allocated to such unitholder. In addition, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Code upon which we rely for our status as a partnership for United States federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships.  There can be no assurance that there will not be further changes to United States federal income tax laws or the Treasury Department’s interpretation of such income tax laws in a manner that could impact our ability to qualify as a publicly traded partnership in the future. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

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

During the three months ended June 30, 2019, we did not repurchase and retire any units.  Since inception of the program, we have repurchased and retired 3,985,010 units at an average unit price of $19.03 for an aggregate purchase price of $75.8 million.  The remaining authorized amount for unit repurchases under this program was $24.2 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.3	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.4	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.5	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

3.7	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.8	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

3.11	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.12	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.1	Purchase and Sale Agreement by and between Wing Resources LLC, and Wing Resources II LLC, as sellers, and Alliance Resource Partners, L.P., as buyer, dated as of June 21, 2019

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 5, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 5, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 5, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 5, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2019 filed in Inline XBRL).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 5, 2019.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Robert J. Fouch
Robert J. Fouch
Vice President, Controller and
Chief Accounting Officer