Form 10-Q
period 2019-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2019-11-05
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, 128,130,003 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,817	$244,150
Trade receivables	182,094	174,914
Other receivables	524	395
Inventories, net	114,100	59,206
Advance royalties, net	1,229	1,274
Prepaid expenses and other assets	11,600	20,747
Total current assets	341,364	500,686
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,673,436	2,925,808
Less accumulated depreciation, depletion and amortization	(1,647,933)	(1,513,450)
Total property, plant and equipment, net	2,025,503	1,412,358
OTHER ASSETS:
Advance royalties, net	51,863	42,923
Equity method investments	28,721	161,309
Equity securities	—	122,094
Goodwill	136,399	136,399
Operating lease right-of-use assets	18,990	—
Other long-term assets	24,249	18,979
Total other assets	260,222	481,704
TOTAL ASSETS	$2,627,089	$2,394,748

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$91,445	$96,397
Accrued taxes other than income taxes	17,611	16,762
Accrued payroll and related expenses	48,535	43,113
Accrued interest	13,175	5,022
Workers' compensation and pneumoconiosis benefits	11,181	11,137
Current finance lease obligations	31,507	46,722
Current operating lease obligations	4,431	—
Other current liabilities	22,139	19,718
Current maturities, long-term debt, net	69,694	92,000
Total current liabilities	309,718	330,871
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	637,090	564,004
Pneumoconiosis benefits	74,188	68,828
Accrued pension benefit	38,583	43,135
Workers' compensation	45,645	41,669
Asset retirement obligations	132,436	127,655
Long-term finance lease obligations	2,388	10,595
Long-term operating lease obligations	14,624	—
Other liabilities	21,126	20,304
Total long-term liabilities	966,080	876,190
Total liabilities	1,275,798	1,207,061

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,391,191 and 128,095,511 units outstanding, respectively	1,389,959	1,229,268
Accumulated other comprehensive loss	(50,692)	(46,871)
Total ARLP Partners' Capital	1,339,267	1,182,397
Noncontrolling interest	12,024	5,290
Total Partners' Capital	1,351,291	1,187,687
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,627,089	$2,394,748

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
SALES AND OPERATING REVENUES:
Coal sales	$420,005	$460,330	$1,357,331	$1,359,865
Oil & gas royalties	13,969	—	36,254	—
Transportation revenues	20,024	28,697	82,892	76,014
Other revenues	10,728	8,731	31,905	35,138
Total revenues	464,726	497,758	1,508,382	1,471,017

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	278,254	308,404	895,255	896,843
Transportation expenses	20,024	28,697	82,892	76,014
Outside coal purchases	10,599	—	15,910	1,442
General and administrative	17,885	15,836	55,218	49,513
Depreciation, depletion and amortization	72,348	70,196	220,400	204,194
Settlement gain	—	—	—	(80,000)
Asset impairment	15,190	—	15,190	—
Total operating expenses	414,300	423,133	1,284,865	1,148,006

INCOME FROM OPERATIONS	50,426	74,625	223,517	323,011

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2019 and 2018 of $298, $330, $790 and $891, respectively)	(11,698)	(9,840)	(33,831)	(30,653)
Interest income	92	32	321	121
Equity method investment income	659	5,980	1,533	14,555
Equity securities income	—	3,989	12,906	11,567
Acquisition gain	—	—	177,043	—
Other expense	(228)	(812)	(370)	(2,201)
INCOME BEFORE INCOME TAXES	39,251	73,974	381,119	316,400

INCOME TAX EXPENSE (BENEFIT)	50	5	130	(2)

NET INCOME	39,201	73,969	380,989	316,402

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(117)	(236)	(7,407)	(571)

NET INCOME ATTRIBUTABLE TO ARLP	$39,084	$73,733	$373,582	$315,831

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$—	$—	$—	$1,560
LIMITED PARTNERS	$39,084	$73,733	$373,582	$314,271

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.30	$0.55	$2.86	$2.35

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,391,191	131,169,538	128,311,609	131,090,838

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

NET INCOME	$39,201	$73,969	$380,989	$316,402

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	46	46	139	140
Amortization of net actuarial loss (1)	980	767	2,941	2,705
Total defined benefit pension plan adjustments	1,026	813	3,080	2,845

Pneumoconiosis benefits
Net actuarial loss	—	—	(3,465)	—
Amortization of net actuarial loss (gain) (1)	(1,145)	1	(3,436)	2
Total pneumoconiosis benefits adjustments	(1,145)	1	(6,901)	2

OTHER COMPREHENSIVE INCOME (LOSS)	(119)	814	(3,821)	2,847

COMPREHENSIVE INCOME	39,082	74,783	377,168	319,249

Less: Comprehensive income attributable to noncontrolling interest	(117)	(236)	(7,407)	(571)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$38,965	$74,547	$369,761	$318,678
(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 15 and 17 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES	$408,418	$579,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(241,142)	(184,408)
Increase in accounts payable and accrued liabilities	319	673
Proceeds from sale of property, plant and equipment	892	2,361
Contributions to equity method investments	—	(15,600)
Distributions received from investments in excess of cumulative earnings	2,309	1,685
Payments for acquisitions of businesses, net of cash acquired	(320,232)	—
Cash received from redemption of equity securities	134,288	—
Net cash used in investing activities	(423,566)	(195,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	153,500	182,600
Payments under securitization facility	(179,000)	(255,000)
Proceeds from equipment financing	10,000	—
Payments on equipment financing	(1,021)	—
Borrowings under revolving credit facilities	300,000	70,000
Payments under revolving credit facilities	(235,000)	(100,000)
Payments on finance lease obligations	(23,270)	(22,106)
Payments for purchases of units under unit repurchase program	(5,251)	(21,070)
Net settlement of withholding taxes on issuance of units in deferred compensation plans	(7,817)	(2,081)
Cash contribution by General Partner	—	41
Cash contribution by affiliated entity	—	2,142
Cash obtained in Simplification Transactions	—	1,139
Distributions paid to Partners	(208,653)	(206,682)
Other	(673)	(1,362)
Net cash used in financing activities	(197,185)	(352,379)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(212,333)	31,599
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244,150	6,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,817	$38,355

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,931	$21,797
Cash paid for income taxes	$—	$34

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$14,904	$16,309
Assets acquired by finance lease	$—	$835
Right-of-use assets acquired by operating lease	$25,321	$—
Market value of common units issued under deferred compensation plans before tax withholding requirements	$17,415	$6,142
Acquisition of businesses:
Fair value of assets assumed	$629,475	$—
Previously held equity-method investments	(307,322)	—
Cash paid, net of cash acquired	(320,232)	—
Fair value of liabilities assumed	$1,921	$—

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

AllDale I & II Acquisition

On January 3, 2019 (the "AllDale Acquisition Date"), we acquired all of the limited partner interests not owned by Cavalier Minerals JV, LLC ("Cavalier Minerals") in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") and the general partner interests in AllDale I & II (the "AllDale Acquisition").  As a result of the AllDale Acquisition and our previous investments held through Cavalier Minerals, we acquired control of approximately 43,000 net royalty acres in premier oil & gas resource plays.  The AllDale Acquisition provides us with diversified exposure to industry leading operators and is consistent with our general business strategy to grow our Minerals segment. See Note 3 – Acquisitions for more information.

Wing Acquisition

On August 2, 2019, our subsidiary AR Midland, LP ("AR Midland") closed on an agreement with Wing Resources LLC and Wing Resources II LLC (collectively, "Wing") to acquire approximately 9,000 net royalty acres in the Midland Basin, with exposure to more than 400,000 gross acres (the "Wing Acquisition").  The Wing Acquisition enhances our ownership position in the Permian Basin, expands our exposure to industry leading operators and furthers our business strategy to grow our Minerals segment.  Following the Wing Acquisition, we control approximately 52,000 net royalty acres in premier oil & gas resource plays.  See Note 3 – Acquisitions for more information.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2019 and December 31, 2018, the results of our operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, and the cash flows for the nine months ended September 30, 2019 and 2018.  All intercompany transactions and accounts have been eliminated.

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

3.ACQUISITIONS

Wing

On August 2, 2019 (the "Wing Acquisition Date"), our subsidiary, AR Midland closed on an agreement with Wing to acquire approximately 9,000 net royalty acres in the Midland Basin, with exposure to more than 400,000 gross acres, for a cash purchase price of $144.9 million.  When we entered into the agreement on June 21, 2019, we provided a cash deposit of $10.9 million to Wing, which was held in escrow and applied to the purchase price upon closing of the transaction.  The balance of the purchase price was funded with cash on hand and borrowings under our Revolving Credit Facility discussed in Note 9 – Long-Term Debt.  The Wing Acquisition enhances our ownership position in the Permian Basin, expands our exposure to industry leading operators and furthers our business strategy to grow our Minerals segment.  Concurrent with the Wing Acquisition, JC Resources LP, an entity owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP ("Mr. Craft"), acquired from Wing, in a separate transaction, mineral interests that we elected not to acquire.

Because the mineral interests acquired in the Wing Acquisition include royalty interests in both producing properties and unproved properties, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Wing Acquisition Date on our condensed consolidated balance sheet. We consider our fair value measurements to be preliminary as we continue to obtain additional information from operators regarding reserve and production quantities and projections for the mineral interests we acquired.

The following table summarizes the fair value allocation of assets acquired as of the Wing Acquisition Date:

As of August 2, 2019
(in thousands)

Mineral interests in proved properties	$55,619
Mineral interests in unproved properties	87,441
Receivables	1,867
Net assets acquired	$144,927

The fair value of the mineral interests was determined using an income approach primarily comprised of a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, projected cash flows, forward oil & gas prices and a risk adjusted discount rate.  Certain assumptions used are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The carrying value of the receivables represent their fair value given their short-term nature.

The amounts of revenue and earnings from the mineral interests acquired in the Wing Acquisition included in our condensed consolidated statements of income since the Wing Acquisition Date are as follows:

Three Months Ended
September 30,
2019
(in thousands)

Revenue	$1,136
Net income	460

The following represents the pro forma revenues and net income for the three and nine months ended September 30, 2019 and 2018 as if the mineral interests acquired in the Wing Acquisition had been included in our consolidated results since January 1, 2018.  These amounts have been calculated after applying our accounting policies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Total revenues
As reported	$464,726	$497,758	$1,508,382	$1,471,017
Pro forma	465,296	499,449	1,512,953	1,475,575

Net income
As reported	$39,201	$73,969	$380,989	$316,402
Pro forma	39,730	75,564	385,280	320,713

AllDale I & II

On the AllDale Acquisition Date, we acquired all of the limited partner interests not owned by Cavalier Minerals in AllDale I & II and the general partner interests in AllDale I & II for $176.2 million, which was funded with cash on hand and borrowings under the Revolving Credit Facility.  As a result of the AllDale Acquisition and our previous investments held through Cavalier Minerals, we acquired control of approximately 43,000 net royalty acres strategically positioned in the core of the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), Williston (Bakken) and Appalachian basins.  The AllDale Acquisition provides us with diversified exposure to industry leading operators and is consistent with our general business strategy to grow our Minerals segment.

Because the underlying mineral interests held by AllDale I & II include royalty interests in both producing properties and unproved properties, we have determined that the AllDale Acquisition should be accounted for as a business combination and the underlying assets and liabilities of AllDale I & II should be recorded at their AllDale Acquisition Date fair value on our condensed consolidated balance sheet.

The final total fair value of the cash paid in the AllDale Acquisition and our previous investments were as follows:

As of January 3, 2019
(in thousands)

Cash	$176,205
Previously held investments	307,322
Total	$483,527

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

During the three months ended September 30, 2019, we finalized our purchase price accounting, which resulted in adjustments to our mineral interests in proved and unproved properties due to additional information received from operators of the mineral interests about reserve and production quantities and projections that represented facts and circumstances that existed as of the AllDale Acquisition Date.  In addition, we reduced our receivables by $1.3 million as a result of information received from operators concerning royalty payments owed to us from production that occurred prior to the AllDale Acquisition Date.  The following table summarizes the preliminary and final fair value allocation of assets acquired and liabilities assumed as of the AllDale Acquisition Date:

	Preliminary	Adjustments	Final
		(in thousands)

Cash and cash equivalents	$900		$900
Mineral interests in proved properties	159,617	24,415	184,032
Mineral interests in unproved properties	314,084	(22,894)	291,190
Receivables	10,602	(1,276)	9,326
Accounts payable	(1,921)		(1,921)
Net assets acquired	$483,282		$483,527

Our previous equity method investments in AllDale I & II were held through Cavalier Minerals.  Bluegrass Minerals Management, LLC ("Bluegrass Minerals") continues to hold a 4% membership interest (the "Bluegrass Interest") as well as a profits interest in Cavalier Minerals as it did before the AllDale Acquisition.  This Bluegrass Interest represents an indirect noncontrolling interest in AllDale I & II.  The AllDale Acquisition Date fair value of the Bluegrass Interest was $12.3 million.

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

The amounts of revenue and earnings, exclusive of the acquisition gain, of AllDale I & II included in our condensed consolidated statements of income since the AllDale Acquisition Date are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(in thousands)

Revenue	$13,042	$36,198
Net income	5,046	14,028

The following represents the pro forma revenues and net income for the three and nine months ended September 30, 2018 as if AllDale I & II had been included in our consolidated results since January 1, 2018.  These amounts have been calculated after applying our accounting policies.  Pro forma information is not necessary for the three and nine months ended September 30, 2019 as the AllDale Acquisition occurred at the beginning of the year.  Additionally, our results have been adjusted to remove the effect of our past equity method investments in AllDale I & II.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
	(in thousands)
Total revenues
As reported	$497,758	$1,471,017
Pro forma	508,186	1,498,080

Net income
As reported	$73,969	$316,402
Pro forma	71,460	310,757

4.LONG-LIVED ASSET IMPAIRMENT

We ceased coal production effective August 16, 2019 at our Dotiki mine to focus on maximizing production at our lower-cost mines in our Illinois Basin segment.  Accordingly, we adjusted the carrying value of Dotiki's assets from $35.9 million to their fair value of $25.8 million and accrued scheduled payments of $5.1 million to WKY CoalPlay for leased reserves from which we may not receive future economic benefit, resulting in an impairment charge of $15.2 million.  See Note 10 – Variable Interest Entities for more information about WKY CoalPlay.

The fair value of Dotiki's assets was determined using a market approach, which represents Level 3 fair value measurement under the fair value hierarchy.  The fair value analysis used assumptions of marketability of certain assets at our Dotiki mine.

5.CONTINGENCIES

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

6.INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)

Coal	$76,483	$20,929
Supplies (net of reserve for obsolescence of $5,564 and $5,453, respectively)	37,617	38,277
Total inventories, net	$114,100	$59,206

7.LEASES

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(in thousands)

Finance lease cost:
Amortization of right-of-use assets	$3,630	$12,647
Interest on lease liabilities	495	1,828
Operating lease cost	1,873	7,282
Short-term lease cost	84	380
Variable lease cost	334	1,009
Total lease cost	$6,416	$23,146

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,804	$7,095
Operating cash flows for finance leases	$495	$1,828
Financing cash flows for finance leases	$6,716	$23,270

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$142	$25,321

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Finance leases:
Property and equipment finance lease assets, gross	$125,121	$141,019
Accumulated depreciation	(72,371)	(74,576)
Property and equipment finance lease assets, net	$52,750	$66,443

September 30,
2019
Weighted average remaining lease term
Operating leases	12.4 years
Finance leases	0.7 years

Weighted average discount rate
Operating leases	6.0%
Finance leases	5.2%

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Operating leases	Finance leases
	(in thousands)

2019	$2,001	$23,558
2020	3,804	8,748
2021	2,252	913
2022	2,189	913
2023	2,012	140
Thereafter	15,122	560
Total lease payments	27,380	34,832
Less imputed interest	(8,325)	(937)
Total	$19,055	$33,895

8.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy:

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Long-term debt	$—	$709,694	$—	$—	$669,864	$—
Total	$—	$709,694	$—	$—	$669,864	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities, due from affiliates and due to affiliates approximate fair value due to the short maturity of those instruments.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities (See Note 9 – Long-Term Debt).  The fair value of debt, which is based upon these interest rates, is classified as a Level 2 measurement under the fair value hierarchy.

9.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
	(in thousands)
Revolving credit facility	$240,000	$175,000	$(3,588)	$(5,203)
Senior notes	400,000	400,000	(5,107)	(5,793)
Securitization facility	66,500	92,000	—	—
Equipment financing	8,979	—	—	—
	715,479	667,000	(8,695)	(10,996)
Less current maturities	(69,694)	(92,000)	—	—
Total long-term debt	$645,785	$575,000	$(8,695)	$(10,996)

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

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 4.43% as of September 30, 2019.  At September 30, 2019, we had $9.3 million of letters of credit outstanding with $245.5 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.13 to 1.0 and 14.7 to 1.0, respectively, for the trailing twelve months ended September 30, 2019.  We remain in compliance with the covenants of the Credit Agreement as of September 30, 2019.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  In January 2019, we extended the term of the Securitization Facility to January 2020.  In October 2019, we extended the term from January 2020 to January 2021. At September 30, 2019, we had a $66.5 million outstanding balance under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see Note 10 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  The Cavalier Credit Facility terminated on October 6, 2019.  During the term of the Cavalier Credit Facility, the commitment was reduced by any distributions received from Cavalier Minerals' investment in AllDale II.  As of September 30, 2019, the commitment was $64.6 million.  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II"), an entity owned by Mr. Craft and Kathleen S. Craft, (b) an entity owned by an individual who is an officer and director of ARH II ("ARH Officer") and (c) charitable foundations established by Mr. Craft and Kathleen S. Craft.  We had no borrowings from the facility since its inception and there was no commitment fee under the facility.

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

10.VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, our subsidiary, Alliance Minerals, and Bluegrass Minerals entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals, which was formed to indirectly acquire oil & gas mineral interests through its ownership in AllDale I & II.  Alliance Minerals' ownership interest in Cavalier Minerals is 96%.  Bluegrass Minerals owns a 4% membership interest in Cavalier Minerals and a profits interest which entitles it to receive distributions equal to 25% of all distributions (including in liquidation) after all members have recovered their investment.  Distributions with respect to Bluegrass Minerals' profits interest will be offset by all distributions received by Bluegrass Minerals from the former general partners of AllDale I & II.  Bluegrass Minerals was Cavalier Minerals' managing member prior to the AllDale Acquisition (see Note 3 – Acquisitions).  In conjunction with the AllDale Acquisition, we became the managing member in Cavalier Minerals.  Total contributions to and cumulative distributions from Cavalier Minerals are as follows:

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	67,271	2,802

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

AllDale I & II

As a result of the AllDale Acquisition, we now own 100% of the general partner interests and, including the limited partner interests we hold indirectly through our ownership in Cavalier Minerals, approximately 97% of the limited partner interests in AllDale I & II.  See Note 3 – Acquisitions for more information on the AllDale Acquisition.  As the general partner of AllDale I & II, we are entitled to receive 20.0% of all distributions from AllDale I & II with the remaining 80.0% allocated to limited partners based upon ownership percentages.

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

The following table presents the carrying amounts and classification of AllDale I & II's assets and liabilities included in our condensed consolidated balance sheets:

September 30,
2019
Assets (liabilities):	(in thousands)
Cash and cash equivalents	$2,353
Trade receivables	10,993
Other receivables	—
Prepaid expenses and other assets	30
Total property, plant and equipment, net	460,422
Other long-term assets	—
Accounts payable	(410)
Accrued taxes other than income taxes	(111)
Other current liabilities	(17)

AllDale III

In February 2017, Alliance Minerals committed to directly invest $30.0 million in AllDale Minerals III, LP ("AllDale III") which was created for similar investment purposes as AllDale I & II.  Alliance Minerals completed funding of this commitment in 2018. Alliance Minerals' limited partner interest in AllDale III at September 30, 2019 was 13.9%.

The AllDale III Partnership Agreement includes a 25% profits interest for the general partner, subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 "catch-up" provision for the general partner.  AllDale III distributed to Alliance Minerals $0.6 million and $0.3 million during the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $1.0 million during the nine months ended September 30, 2019 and 2018, respectively.

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

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), an indirect, wholly owned subsidiary of ARH II, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by Mr. Craft, entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by the ARH Officer discussed in Note 9 – Long-Term Debt, who is also a trustee of the irrevocable trusts owning the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the nine months ended September 30, 2019, we paid $10.8 million of advanced royalties to WKY CoalPlay.

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

11.INVESTMENTS

AllDale III

As discussed in Note 10 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$28,672	$25,126	$28,974	$14,182
Contributions	—	4,200	—	15,600
Equity method investment income	659	93	1,533	290
Distributions received	(610)	(341)	(1,786)	(994)
Ending balance	$28,721	$29,078	$28,721	$29,078

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

12.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2018 and 2019 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2018	$0.5100	$68,396
May 15, 2018	0.5150	69,047
August 14, 2018	0.5200	69,239
November 14, 2018	0.5250	69,220
Total	$2.0700	$275,902

February 14, 2019	$0.5300	$69,011
May 15, 2019	0.5350	69,489
August 14, 2019	0.5400	70,153
November 14, 2019 (1)	0.5400	—
Total	$2.1450	$208,653
(1)	On October 28, 2019, we declared this quarterly distribution payable on November 14, 2019 to all unitholders of record as of November 7, 2019.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  During the nine months ended September 30, 2019, we repurchased and retired 300,970 units for $5.3 million.  Since inception of the program through September 30, 2019, we have repurchased and retired 3,985,045 units at an average unit price of $19.03 for an aggregate purchase price of $75.9 million.  Total units repurchased includes the repurchase and retirement of 35 units representing fractional units as part of the Simplification Transactions which are not part of the unit repurchase program.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the nine months ended September 30, 2019 and 2018:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Loss	Interest	Capital
	(in thousands, except unit data)
Balance at January 1, 2019	128,095,511	$1,229,268	$(46,871)	$5,290	$1,187,687
Comprehensive income:
Net income	—	276,428	—	7,176	283,604
Actuarially determined long-term liability adjustments	—	—	(3,584)	—	(3,584)
Total comprehensive income					280,020
Settlement of deferred compensation plans	596,650	(7,817)	—	—	(7,817)
Purchase of units under unit repurchase program	(300,970)	(5,251)	—	—	(5,251)
Common unit-based compensation	—	2,743	—	—	2,743
Distributions on deferred common unit-based compensation	—	(1,280)	—	—	(1,280)
Distributions from consolidated company to noncontrolling interest	—	—	—	(262)	(262)
Distributions to Partners	—	(67,731)	—	—	(67,731)
Balance at March 31, 2019	128,391,191	1,426,360	(50,455)	12,204	1,388,109
Comprehensive income:
Net income	—	58,070	—	114	58,184
Actuarially determined long-term liability adjustments	—	—	(118)	—	(118)
Total comprehensive income					58,066
Common unit-based compensation	—	3,021	—	—	3,021
Distributions on deferred common unit-based compensation	—	(799)	—	—	(799)
Distributions from consolidated company to noncontrolling interest	—	—	—	(228)	(228)
Distributions to Partners	—	(68,690)	—	—	(68,690)
Balance at June 30, 2019	128,391,191	1,417,962	(50,573)	12,090	1,379,479
Comprehensive income:
Net income	—	39,084	—	117	39,201
Actuarially determined long-term liability adjustments	—	—	(119)	—	(119)
Total comprehensive income					39,082
Common unit-based compensation	—	3,066	—	—	3,066
Distributions on deferred common unit-based compensation	—	(822)	—	—	(822)
Distributions from consolidated company to noncontrolling interest	—	—	—	(183)	(183)
Distributions to Partners	—	(69,331)	—	—	(69,331)
Balance at September 30, 2019	128,391,191	$1,389,959	$(50,692)	$12,024	$1,351,291

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Capital	Income (Loss)	Interest	Capital
	(in thousands, except unit data)
Balance at January 1, 2018	130,704,217	$1,183,219	$14,859	$(51,940)	$5,348	$1,151,486
Comprehensive income:
Net income	—	154,348	1,560	—	148	156,056
Actuarially determined long-term liability adjustments	—	—	—	1,017	—	1,017
Total comprehensive income						157,073
Settlement of deferred compensation plans	199,039	(2,081)	—	—	—	(2,081)
Simplification Transactions fees	—	(1)	—	—	—	(1)
Common unit-based compensation	—	3,006	—	—	—	3,006
Distributions on deferred common unit-based compensation	—	(1,062)	—	—	—	(1,062)
General Partner contribution	—	—	41	—	—	41
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(162)	(162)
Distributions to Partners	—	(66,660)	(674)	—	—	(67,334)
Balance at March 31, 2018	130,903,256	1,270,769	15,786	(50,923)	5,334	1,240,966
Comprehensive income:
Net income	—	86,190	—	—	187	86,377
Actuarially determined long-term liability adjustments	—	—	—	1,016	—	1,016
Total comprehensive income						87,393
Settlement of deferred compensation plans	—	(664)	—	—	—	(664)
Issuance of units to Owners of SGP in Simplification Transactions	1,322,388	14,742	(15,106)	—	—	(364)
Issuance of units to SGP related to Exchange Transaction	20,960	—	—	—	—	—
Simplification Transactions fees	—	(59)	—	—	—	(59)
Contribution of units and cash by affiliated entity	(467,018)	2,142	—	—	—	2,142
Purchase of units under unit repurchase program	(383,599)	(7,639)	—	—	—	(7,639)
Common unit-based compensation	—	2,897	—	—	—	2,897
Distributions on deferred common unit-based compensation	—	(910)	—	—	—	(910)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(194)	(194)
Distributions to Partners	—	(67,457)	(680)	—	—	(68,137)
Balance at June 30, 2018	131,395,987	1,300,011	—	(49,907)	5,327	1,255,431
Comprehensive income:
Net income	—	73,733	—	—	236	73,969
Actuarially determined long-term liability adjustments	—	—	—	814	—	814
Total comprehensive income						74,783
Simplification Transactions fees	—	(36)	—	—	—	(36)
Purchase of units under unit repurchase program	(683,641)	(13,431)	—	—	—	(13,431)
Common unit-based compensation	—	3,011	—	—	—	3,011
Distributions on deferred common unit-based compensation	—	(937)	—	—	—	(937)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(246)	(246)
Distributions to Partners	—	(68,302)	—	—	—	(68,302)
Balance at September 30, 2018	130,712,346	$1,294,049	$—	$(49,093)	$5,317	$1,250,273

13.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 18 – Segment Information, for the three and nine months ended September 30, 2019 and 2018.

	Illinois			Other and
	Basin	Appalachia	Minerals	Corporate	Elimination	Consolidated
	(in thousands)
Three Months Ended September 30, 2019

Coal sales	$256,293	$162,316	$—	$5,689	$(4,293)	$420,005
Oil & gas royalties	—	—	13,969	—	—	13,969
Transportation revenues	18,778	1,246	—	—	—	20,024
Other revenues	5,264	852	208	7,434	(3,030)	10,728
Total revenues	$280,335	$164,414	$14,177	$13,123	$(7,323)	$464,726

Three Months Ended September 30, 2018

Coal sales	$289,263	$168,365	$—	$10,056	$(7,354)	$460,330
Transportation revenues	27,132	1,565	—	—	—	28,697
Other revenues	3,565	716	—	7,606	(3,156)	8,731
Total revenues	$319,960	$170,646	$—	$17,662	$(10,510)	$497,758

Nine Months Ended September 30, 2019

Coal sales	$875,544	$477,720	$—	$16,530	$(12,463)	$1,357,331
Oil & gas royalties	—	—	36,254	—	—	36,254
Transportation revenues	79,303	3,589	—	—	—	82,892
Other revenues	10,557	2,753	1,079	26,745	(9,229)	31,905
Total revenues	$965,404	$484,062	$37,333	$43,275	$(21,692)	$1,508,382

Nine Months Ended September 30, 2018

Coal sales	$875,792	$476,540	$—	$27,165	$(19,632)	$1,359,865
Transportation revenues	71,730	4,282	—	2	—	76,014
Other revenues	12,299	2,268	—	30,047	(9,476)	35,138
Total revenues	$959,821	$483,090	$—	$57,214	$(29,108)	$1,471,017

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2019 and disaggregated by segment and contract duration.

				2022 and
	2019	2020	2021	Thereafter	Total
	(in thousands)

Illinois Basin coal revenues	$309,827	$590,062	$293,566	$16,744	$1,210,199
Appalachia coal revenues	189,198	366,017	132,376	444,735	1,132,326
Other and Corporate coal revenues	6,183	—	—	—	6,183
Elimination	(4,571)	—	—	—	(4,571)
Total coal revenues (1)	$500,637	$956,079	$425,942	$461,479	$2,344,137

(1) Coal revenues consists of coal sales and transportation revenues.

14.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit ("EPU").  Subsequent to the simplification transactions completed by the Partnership on May 31, 2018 (“Simplification Transactions”), net income attributable to ARLP is only allocated to limited partners and participating securities under deferred compensation plans.  Prior to the Simplification Transactions, net income attributable to ARLP was allocated to MGP, limited partners and participating securities under deferred compensation plans in accordance with their respective ownership percentages of the ARLP Partnership, after giving effect to any special income or expense allocations.

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per unit data)
Net income attributable to ARLP	$39,084	$73,733	$373,582	$315,831
Adjustments:
General partner's equity ownership (1)	—	—	—	(1,560)

Limited partners' interest in net income attributable to ARLP	39,084	73,733	373,582	314,271

Less:
Distributions to participating securities	(1,133)	(1,281)	(3,360)	(3,813)
Undistributed earnings attributable to participating securities	—	(70)	(2,655)	(1,969)

Net income attributable to ARLP available to limited partners	$37,951	$72,382	$367,567	$308,489

Weighted-average limited partner units outstanding – basic and diluted	128,391	131,170	128,312	131,091

Earnings per limited partner unit - basic and diluted (2)	$0.30	$0.55	$2.86	$2.35
(1)	Amounts presented for periods subsequent to the first quarter of 2018 reflect the impact of the Simplification Transactions which ended net income allocations and quarterly cash distributions to MGP after May 31, 2018. Prior to the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus received quarterly distributions and income and loss allocations during this time period.
(2)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,133 and 1,216 for the three and nine months ended September 30, 2019, respectively, and 1,685 and 1,585 for the three and nine months ended September 30, 2018, respectively, were considered anti-dilutive under the treasury stock method.

15.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$53,425	$52,942	$49,539	$54,439
Accruals increase	2,395	2,072	6,603	4,998
Payments	(2,663)	(2,123)	(8,588)	(7,968)
Interest accretion	402	363	1,204	1,090
Valuation loss (1)	—	—	4,801	695
Ending balance	$53,559	$53,254	$53,559	$53,254
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. We conducted a mid-year 2019 review of our actuarial assumptions which resulted in a valuation loss in 2019 due to unfavorable changes in claims development and a decrease in the discount rate from 3.89% to 3.06%. Our mid-year 2018 actuarial review resulted in a valuation loss in 2018 primarily attributable to unfavorable changes in claims development, offset in part by an increase in the discount rate used to calculate the estimated present value of future obligations from 3.22% to 3.82%.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of September 30, 2019 are $8.5 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Service cost	$656	$634	$1,947	$1,896
Interest cost (1)	761	635	2,283	1,906
Net amortization (1)	(1,145)	1	(3,436)	2
Net periodic benefit cost	$272	$1,270	$794	$3,804
(1)	Interest cost and net amortization is included in the Other expense line item within our condensed consolidated statements of income.

16.COMPENSATION PLANS

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

A summary of non-vested LTIP grants as of and for the nine months ended September 30, 2019 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2019	1,828,080	$17.18	$31,699
Granted	586,644	19.93
Vested (1)	(885,381)	12.38
Forfeited	(6,558)	21.06
Non-vested grants at September 30, 2019	1,522,785	21.01	24,380
(1)	During the nine months ended September 30, 2019, we issued 596,650 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.

LTIP expense was $2.7 million for each of the three month periods ended September 30, 2019 and 2018 and $7.9 million and $8.1 million for the nine months ended September 30, 2019 and 2018, respectively.  The total obligation associated with the LTIP as of September 30, 2019 was $17.7 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  As of September 30, 2019, there was $14.2 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.3 years.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the nine months ended September 30, 2019 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2019	635,837	$27.34	$11,025
Granted	55,292	17.47
Issued	(115,484)	25.20
Phantom units outstanding as of September 30, 2019	575,645	26.82	9,216

Total SERP and Directors' Deferred Compensation Plan expense was $0.4 million for each of the three month periods ended September 30, 2019 and 2018 and $1.1 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $15.4 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  During the nine months ended September 30, 2019, we provided 115,484 ARLP common units to a director under the Directors' Deferred Compensation Plan.

17.COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Interest cost	$1,217	$1,115	$3,649	$3,347
Expected return on plan assets	(1,233)	(1,344)	(3,699)	(4,328)
Amortization of prior service cost	46	46	139	140
Amortization of net loss	980	767	2,941	2,705
Net periodic benefit cost (1)	$1,010	$584	$3,030	$1,864
(1)	Net periodic benefit cost for the Pension Plan is included in the Other expense line item within our condensed consolidated statements of income.

During the nine months ended September 30, 2019, we made contribution payments of $2.4 million to the Pension Plan for the 2018 plan year and $2.1 million for the 2019 plan year.  In October 2019, we made a contribution payment of $1.0 million for the 2019 plan year.

18.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates income from the production and marketing of coal to major domestic and international utilities and industrial users as well as income from oil & gas mineral interests.  We aggregate multiple operating segments into three reportable segments, Illinois Basin, Appalachia, and Minerals.  We also have an "all other" category referred to as Other and Corporate.  Our two coal reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland and West Virginia and a coal loading terminal in Indiana on the Ohio River.  The Minerals reportable segment aggregates our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), Williston (Bakken) and Appalachian basins.  We have no operations within our Minerals reportable segment other than receiving royalties and lease bonuses for our oil & gas mineral interests.

As a result of the AllDale Acquisition discussed in Note 3 – Acquisitions, we now control the underlying oil & gas mineral interests held by AllDale I & II.  This control over the oil & gas mineral interests held by AllDale I & II reflects a strategic change in how we manage our business and how resources are allocated by our chief operating decision maker.   Due to this strategic change, we realigned our reportable segments in the first quarter of 2019 to include our oil & gas mineral interests within a new Minerals reportable segment.  In August 2019, our subsidiary, AR Midland acquired additional oil & gas mineral interests through the Wing Acquisition (Note 3 – Acquisitions) which are included within the Minerals reportable segment.  As part of our realignment, we have also included the operations of our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") and Mid-America Carbonates, LLC ("MAC") subsidiaries in the Illinois Basin reportable segment rather than Other and Corporate to better reflect our Illinois Basin related activities.  Prior periods have been recast to include our oil & gas mineral interests in the Minerals segment, and Mt. Vernon and MAC in the Illinois Basin segment.

The Illinois Basin reportable segment includes currently operating mining complexes (a) Gibson County Coal, LLC's mining complex, which includes the Gibson North and Gibson South mines, (b) Warrior Coal, LLC's mining complex, (c) River View Coal, LLC's mining complex and (d) Hamilton County Coal, LLC's mining complex. The Illinois Basin reportable segment also includes our currently operating Mt. Vernon coal loading terminal in Indiana on the Ohio River.  The Gibson North mine had been idled since the fourth quarter of 2015 in response to market conditions but resumed production in May 2018.

The Illinois Basin reportable segment also includes Webster County Coal, LLC's Dotiki mining complex, which ceased production in August 2019, White County Coal, LLC's Pattiki mining complex, Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project, Sebree Mining, LLC's mining complex, which includes the Onton mine, Steamport, LLC and certain reserves, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, LLC ("Alliance Resource Properties"), ARP Sebree, LLC, ARP Sebree South, LLC, UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC and MAC.

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

The Minerals reportable segment includes AllDale I & II, AR Midland, which holds the oil & gas mineral interests acquired in the Wing Acquisition, Alliance Royalty, LLC, AllRoy GP, LLC, CavMM, LLC, and Alliance Minerals' equity interests in both AllDale III (Note 11 – Investments) and Cavalier Minerals.

Other and Corporate includes marketing and administrative activities, ASI and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), ASI's ownership of aircraft, Alliance Coal's coal brokerage activity, Alliance Minerals' equity investment in Kodiak which was redeemed in February 2019 by Kodiak (see Note 11 – Investments), certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's prior workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 9 – Long-Term Debt).

Reportable segment results as of and for the three and nine months ended September 30, 2019 and 2018 are presented below.

	Illinois			Other and	Elimination
	Basin	Appalachia	Minerals	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended September 30, 2019

Revenues - Outside	$276,042	$164,414	$14,177	$10,093	$—	$464,726
Revenues - Intercompany	4,293	—	—	3,030	(7,323)	—
Total revenues (2)	280,335	164,414	14,177	13,123	(7,323)	464,726

Segment Adjusted EBITDA Expense (3)	173,779	107,990	2,517	9,878	(5,083)	289,081
Segment Adjusted EBITDA (4)	87,780	55,178	12,202	3,243	(2,240)	156,163
Capital expenditures	49,829	25,056	—	630	—	75,515

Three Months Ended September 30, 2018

Revenues - Outside	$312,606	$170,646	$—	$14,506	$—	$497,758
Revenues - Intercompany	7,354	—	—	3,156	(10,510)	—
Total revenues (2)	319,960	170,646	—	17,662	(10,510)	497,758

Segment Adjusted EBITDA Expense (3)	199,813	105,412	—	12,396	(8,405)	309,216
Segment Adjusted EBITDA (4)	93,014	63,671	5,744	9,254	(2,105)	169,578
Capital expenditures	46,570	16,691	—	501	—	63,762

Nine Months Ended September 30, 2019

Revenues - Outside	$952,941	$484,062	$37,333	$34,046	$—	$1,508,382
Revenues - Intercompany	12,463	—	—	9,229	(21,692)	—
Total revenues (2)	965,404	484,062	37,333	43,275	(21,692)	1,508,382

Segment Adjusted EBITDA Expense (3)	579,510	312,861	6,109	28,026	(14,971)	911,535
Segment Adjusted EBITDA (4)	306,592	167,612	32,432	28,155	(6,721)	528,070
Total assets	1,418,008	493,133	647,480	561,171	(492,703)	2,627,089
Capital expenditures (5)	157,759	79,389	—	3,994	—	241,142

Nine Months Ended September 30, 2018

Revenues - Outside	$940,256	$483,023	$—	$47,738	$—	$1,471,017
Revenues - Intercompany	19,565	67	—	9,476	(29,108)	—
Total revenues (2)	959,821	483,090	—	57,214	(29,108)	1,471,017

Segment Adjusted EBITDA Expense (3)	586,160	301,448	—	35,671	(22,793)	900,486
Segment Adjusted EBITDA (4)	301,931	177,361	13,984	33,107	(6,315)	520,068
Total assets	1,418,222	437,804	162,103	348,794	(149,550)	2,217,373
Capital expenditures	130,604	51,511	—	2,293	—	184,408
(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding, financing between segments and insurance premiums paid to Wildcat Insurance.

(2)	Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, administrative service revenues from affiliates, Wildcat Insurance revenues and brokerage coal sales.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Segment Adjusted EBITDA Expense	$289,081	$309,216	$911,535	$900,486
Outside coal purchases	(10,599)	—	(15,910)	(1,442)
Other expense	(228)	(812)	(370)	(2,201)
Operating expenses (excluding depreciation, depletion and amortization)	$278,254	$308,404	$895,255	$896,843

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, settlement gain, asset impairment and acquisition gain. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Segment Adjusted EBITDA	$156,163	$169,578	$528,070	$520,068
General and administrative	(17,885)	(15,836)	(55,218)	(49,513)
Depreciation, depletion and amortization	(72,348)	(70,196)	(220,400)	(204,194)
Settlement gain	—	—	—	80,000
Asset impairment	(15,190)	—	(15,190)	—
Interest expense, net	(11,606)	(9,808)	(33,510)	(30,532)
Acquisition gain	—	—	177,043	—
Income tax (expense) benefit	(50)	(5)	(130)	2
Acquisition gain attributable to noncontrolling interest	—	—	(7,083)	—
Net income attributable to ARLP	$39,084	$73,733	$373,582	$315,831
Noncontrolling interest	117	236	7,407	571
Net income	$39,201	$73,969	$380,989	$316,402

(5)	Capital Expenditures shown exclude the AllDale Acquisition on January 3, 2019 and the Wing Acquisition on August 2, 2019 (Note 3 – Acquisitions).

19.SUBSEQUENT EVENTS

Other than those events in Notes 9, 12 and 17, there were no subsequent events.

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

We have three reportable segments, Illinois Basin, Appalachia and Minerals.  We also have an "all other" category referred to as Other and Corporate.  The two coal reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. The two coal mining segments include seven underground mining complexes in Illinois, Indiana, Kentucky, Maryland and West Virginia and a coal loading terminal in Indiana on the Ohio River.  The Minerals segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), Williston (Bakken) and Appalachian basins.  We have no operations within our Minerals reportable segment other than receiving royalties for our oil & gas mineral interests.

On August 2, 2019, our subsidiary, AR Midland, LP ("AR Midland") acquired certain mineral interests from Wing Resources LLC and Wing Resources II LLC (collectively, "Wing") for $144.9 million (the "Wing Acquisition").  On January 3, 2019 (the "AllDale Acquisition Date"), we acquired all of the limited partner interests not owned by Cavalier Minerals JV, LLC ("Cavalier Minerals") in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") and the general partner interests in AllDale I & II for $176.0 million (the "AllDale Acquisition").  As a result of the Wing Acquisition, the AllDale Acquisition and our previous investments held through Cavalier Minerals, we control approximately 52,000 net royalty acres in premier oil & gas resource plays.  These acquisitions provide us with diversified exposure to industry leading operators and are consistent with our general business strategy to grow our Minerals segment.  Please read "Item 1. Financial Statements (Unaudited) - Note 3 – Acquisitions" of this Quarterly Report on Form 10-Q for more information on the Wing and AllDale Acquisitions.

As a result of the AllDale Acquisition, we now control the underlying oil & gas mineral interests held by AllDale I & II.  This control over the oil & gas mineral interests held by AllDale I & II reflects a strategic change in how we manage our business and how resources are allocated by our chief operating decision maker.  Due to this strategic change we realigned our reportable segments in the first quarter of 2019 to include our oil & gas mineral interests within a new Minerals reportable segment. The mineral interests acquired through the Wing Acquisition in August 2019 are also included within the Minerals reportable segment.  As a part of our realignment, we have also included our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") and Mid-America Carbonates, LLC ("MAC") in the Illinois Basin reportable segment rather than Other and Corporate to better reflect our Illinois Basin related activities.  Prior periods have been recast to include our oil & gas mineral interests in the Minerals segment, and Mt. Vernon and MAC in the Illinois Basin segment.

●	Illinois Basin reportable segment includes currently operating mining complexes (a) Gibson County Coal, LLC's mining complex, which includes the Gibson North and Gibson South mines, (b) Warrior Coal, LLC's mining complex, (c) River View Coal, LLC's mining complex ("River View") and (d) Hamilton County Coal, LLC's mining complex ("Hamilton"). The Illinois Basin reportable segment also includes our currently operating Mt. Vernon coal loading terminal in Indiana on the Ohio River. The Gibson North mine had been idled since the fourth quarter of 2015 in response to market conditions but resumed production in May 2018.

The Illinois Basin reportable segment also includes MAC's manufacturing and sales (primarily to our mines) of rock dust, CR Services, LLC, CR Machine Shop, LLC, certain properties and equipment of Alliance Resource Properties, LLC ("Alliance Resource Properties"), ARP Sebree, LLC, ARP Sebree South, LLC, UC Coal, LLC and its subsidiaries, UC Mining, LLC and UC Processing, LLC (collectively "UC Coal") and our mining complexes currently not operating: (a) Webster County Coal, LLC's Dotiki mining complex ("Dotiki"), which ceased production in August 2019, (b) White County Coal, LLC's Pattiki mining complex ("Pattiki"), (c) Hopkins County Coal, LLC's mining complex, which includes the Elk Creek mine, the Pleasant View surface mineable reserves and the Fies underground project and (d) Sebree Mining, LLC's mining complex, which includes the Onton mine, Steamport, LLC and certain reserves.

●	Appalachia reportable segment includes currently operating mining complexes (a) Mettiki mining complex ("Mettiki"), (b) Tunnel Ridge, LLC mining complex ("Tunnel Ridge"), and (c) MC Mining, LLC mining complex ("MC Mining"). Mettiki includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant. The Appalachia reportable segment also includes the Penn Ridge property and certain properties and equipment of Alliance Resource Properties.

●	Minerals reportable segment includes AllDale I & II, AR Midland, which acquired oil & gas mineral interests in the Wing Acquisition, Alliance Royalty, LLC, AllRoy GP, LLC, CavMM, LLC, and Alliance Minerals, LLC's ("Alliance Minerals") equity interests in AllDale Minerals III, LP ("AllDale III") and Cavalier Minerals. Please read "Item 1 - Financial Statements (Unaudited) - Note 11 – Investments" and "Note 10 – Variable Interest Entities" of this Quarterly Report on Form 10-Q for more information on Alliance Minerals and Cavalier Minerals.

●	Other and Corporate includes marketing and administrative activities, Alliance Service, Inc. ("ASI") and its subsidiary, Matrix Design Group, LLC and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD ("Matrix Design"), Alliance Design Group, LLC (collectively along with Matrix Design, the "Matrix Group"), ASI's ownership of aircraft, Alliance Coal's coal brokerage activity, Alliance Minerals' equity investment in Kodiak Gas Services, LLC ("Kodiak") which was redeemed in February 2019 by Kodiak (see Note 11 – Investments) certain of Alliance Resource Properties' land and mineral interest activities, Pontiki Coal, LLC's legacy workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance"). Please read "Item 1. Financial Statements (Unaudited) – Note 9 – Long-term Debt" "and Note 11 – Investments" of this Quarterly Report on Form 10-Q for more information on AROP Funding and the Kodiak redemption, respectively.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

We reported net income attributable to ARLP of $39.1 million for the three months ended September 30, 2019 ("2019 Quarter") compared to $73.7 million for the three months ended September 30, 2018 ("2018 Quarter").  The decrease of $34.6 million was primarily due to lower revenues and a $15.2 million non-cash asset impairment discussed in more detail below.  Total revenues were $464.7 million in the 2019 Quarter compared to $497.8 million in the 2018 Quarter as coal sales revenues declined due to reduced coal sales volumes and prices.  Reduced coal sales revenues were partially offset by the addition of oil & gas royalty revenues resulting from our 2019 acquisitions within our Minerals segment.

	Three Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(per ton sold)
Tons sold	9,320	10,071	N/A	N/A
Tons produced	10,071	9,874	N/A	N/A
Coal sales	$420,005	$460,330	$45.06	$45.71
Coal - Segment Adjusted EBITDA Expense (1) (2)	$286,564	$309,216	$30.75	$30.70
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.

Coal sales.  Coal sales decreased $40.3 million or 8.8% to $420.0 million for the 2019 Quarter from $460.3 million for the 2018 Quarter.  The decrease was attributable to a volume variance of $34.3 million resulting from decreased tons sold and a price variance of $6.0 million due to lower average coal sales prices.  Coal sales volumes declined 7.5% to 9.3 million tons primarily due to lower export sales from our Gibson South mine and reduced volumes from our Dotiki mine which ceased production in the 2019 Quarter due to weak market conditions.  These decreases were partially offset by increased sales at our River View mine. Coal sales price realizations declined 1.4% in the 2019 Quarter to $45.06 per ton sold, compared to $45.71 per ton sold during the 2018 Quarter.

Oil & gas royalties.  As a result of the AllDale Acquisition on January 3, 2019, we obtained control of AllDale I & II and thus began consolidation of AllDale I & II in our financial statements.  As a result of the consolidation, in the first quarter of 2019 we began recording royalty revenues from AllDale I & II.  Prior to 2019, our investments in AllDale I & II were accounted for as equity method investments.  In August 2019, we acquired additional oil & gas mineral interests through the Wing Acquisition.  Our mineral interests contributed royalty revenues of $14.0 million in the 2019 Quarter.  Please read "Item 1. Financial Statements (Unaudited) - Note 3 – Acquisitions" of this Quarterly Report on Form 10-Q for more information on the AllDale and Wing Acquisitions.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, decreased 7.3% to $286.6 million, primarily as a result of reduced coal sales volumes.  On a per ton basis, Segment Adjusted EBITDA Expense, excluding our Minerals segment, remained comparable to the 2018 Quarter, increasing slightly to $30.75 per ton in the 2019 Quarter resulting from reduced production at our Gibson South and MC Mining operations, lower recoveries at our River View and Mettiki mines and sales of higher-cost purchased coal in the 2019 Quarter, offset in part by reduced longwall move days at our Tunnel Ridge, Mettiki and Hamilton mines and increased production from our low cost per ton River View operation due to additional mining units.  In addition, other cost increases are discussed by category below:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 2.5% to $9.92 per ton in the 2019 Quarter from $9.68 per ton in the 2018 Quarter. The increase of $0.24 per ton was primarily due to sales and production volume variances discussed above;

●	Maintenance expenses per ton produced increased 3.4% to $3.66 per ton in the 2019 Quarter from $3.54 per ton in the 2018 Quarter. The increase of $0.12 per ton produced was primarily due to sales and production volume variances discussed above;

●	Mine administration expenses increased $2.0 million for the 2019 Quarter compared to the 2018 Quarter, primarily due to higher outside services expenses; and

●	Outside coal purchases increased $10.6 million in the 2019 Quarter as a result of sales from purchased coal, which generally cost higher on a per ton basis than our produced coal.

Segment Adjusted EBITDA Expense increases above were partially offset by the following decreases:

●	Material and supplies expenses per ton produced decreased 5.6% to $10.68 per ton in the 2019 Quarter from $11.31 per ton in the 2018 Quarter. The decrease of $0.63 per ton produced resulted primarily from decreases of

$0.23 per ton for roof support, $0.12 per ton for outside expenses and $0.12 per ton for contract labor used in the mining process reflecting in part an improved production mix from lower cost mines discussed above; and

●	Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $1.03 per produced ton sold in the 2019 Quarter compared to the 2018 Quarter primarily as a result of a favorable state production mix and lower excise tax rates in 2019.

General and administrative.  General and administrative expenses for the 2019 Quarter increased to $17.9 million compared to $15.8 million in the 2018 Quarter.  The increase of $2.1 million was primarily due to higher professional services fees resulting from both the AllDale and Wing Acquisitions.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $72.3 million in the 2019 Quarter from $70.2 million in the 2018 Quarter.  The increase of $2.1 million resulted primarily from production from our oil & gas mineral interests, partially offset by lower depreciation at our Tunnel Ridge mine reflecting increased coal inventory and related depreciation included therein as well as favorable fixed asset in-service timing.

Asset impairment.  During the 2019 Quarter, we ceased coal production at our Dotiki mine to focus on maximizing production at our lower-cost mines in the Illinois Basin.  Consequently, we recorded a non-cash asset impairment charge of $15.2 million in the 2019 Quarter.  Please read "Item 1. Financial Statements (Unaudited) - Note 4 – Long-Lived Asset Impairment" of this Quarterly Report on Form 10-Q.

Equity method investment income.  Equity method investment income decreased to $0.7 million in the 2019 Quarter from $6.0 million in the 2018 Quarter as a result of the AllDale Acquisition and related consolidation of AllDale I & II in 2019.  Equity method investment income in the 2019 Quarter is generated by our AllDale III investment.  Prior to 2019, our investments in AllDale I & II also generated equity method investment income in addition to AllDale III.

Equity securities income.  Equity securities income decreased $4.0 million compared to the 2018 Quarter as we did not recognize equity securities income in the 2019 Quarter due to the redemption of our preferred interest in Kodiak in the first quarter of 2019.

Transportation revenues and expenses.  Transportation revenues and expenses were $20.0 million and $28.7 million for the 2019 and 2018 Quarters, respectively.  The decrease of $8.7 million was primarily attributable to decreased coal tonnage for which we arrange third-party transportation at certain mines resulting primarily from reduced coal export shipments, partially offset by an increase in average third-party transportation rates in the 2019 Quarter.  Transportation revenues are recognized in an amount equal to transportation expenses when title to the coal passes to the customer.

Segment Adjusted EBITDA.  Our 2019 Quarter Segment Adjusted EBITDA decreased $13.4 million, or 7.9%, to $156.2 million from the 2018 Quarter Segment Adjusted EBITDA of $169.6 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volume and Segment Adjusted EBITDA Expense by segment are as follows:

	Three Months Ended
	September 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$87,780	$93,014	$(5,234)	(5.6)%
Coal - Appalachia	55,178	63,671	(8,493)	(13.3)%
Minerals	12,202	5,744	6,458	(1)
Other and Corporate	3,243	9,254	(6,011)	(65.0)%
Elimination	(2,240)	(2,105)	(135)	(6.4)%
Total Segment Adjusted EBITDA (2)	$156,163	$169,578	$(13,415)	(7.9)%

Tons sold
Coal - Illinois Basin	6,553	7,246	(693)	(9.6)%
Coal - Appalachia	2,767	2,825	(58)	(2.1)%
Other and Corporate	144	233	(89)	(38.2)%
Elimination	(144)	(233)	89	38.2%
Total tons sold	9,320	10,071	(751)	(7.5)%

Coal sales
Coal - Illinois Basin	$256,293	$289,263	$(32,970)	(11.4)%
Coal - Appalachia	162,316	168,365	(6,049)	(3.6)%
Other and Corporate	5,689	10,056	(4,367)	(43.4)%
Elimination	(4,293)	(7,354)	3,061	41.6%
Total coal sales	$420,005	$460,330	$(40,325)	(8.8)%

Other revenues
Coal - Illinois Basin	$5,264	$3,565	$1,699	47.7%
Coal - Appalachia	852	716	136	19.0%
Minerals	208	—	208	(1)
Other and Corporate	7,434	7,606	(172)	(2.3)%
Elimination	(3,030)	(3,156)	126	4.0%
Total other revenues	$10,728	$8,731	$1,997	22.9%

BOE volume and oil & gas royalties
Volume - BOE (3)	433	—	433	(1)
Oil & gas royalties	$13,969	$—	$13,969	(1)

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$173,779	$199,813	$(26,034)	(13.0)%
Coal - Appalachia	107,990	105,412	2,578	2.4%
Minerals	2,517	—	2,517	(1)
Other and Corporate	9,878	12,396	(2,518)	(20.3)%
Elimination	(5,083)	(8,405)	3,322	39.5%
Total Segment Adjusted EBITDA Expense (2)	$289,081	$309,216	$(20,135)	(6.5)%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

Illinois Basin – Segment Adjusted EBITDA decreased 5.6% to $87.8 million in the 2019 Quarter from $93.0 million in the 2018 Quarter.  The decrease of $5.2 million was primarily attributable to lower coal sales, which decreased 11.4% to $256.3 million in the 2019 Quarter from $289.3 million in the 2018 Quarter, partially offset by reduced operating expenses.  The decrease of $33.0 million in coal sales reflects lower coal sales volumes and price realizations.  Tons sold in the 2019 Quarter decreased 9.6% compared to the 2018 Quarter as a result of lower export sales from our Gibson South mine and the cessation of production at our Dotiki mine in the 2019 Quarter to focus on maximizing production at our lower-cost mines.  Coal sales price per ton sold in the 2019 Quarter decreased 2.0% reflecting lower domestic and export sales prices due to weak market conditions.  Segment Adjusted EBITDA Expense decreased 13.0% to $173.8 million in the 2019 Quarter from $199.8 million in the 2018 Quarter primarily as a result of reduced coal sales volumes.  Segment Adjusted EBITDA Expense per ton decreased $1.06 per ton sold to $26.52 from $27.58 per ton sold in the 2018 Quarter, primarily due to a longwall move at our Hamilton mine in the 2018 Quarter and reduced sales of higher cost tons following the cessation of production at our Dotiki mine in the 2019 Quarter, as well as certain cost increases described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia – Segment Adjusted EBITDA decreased 13.3% to $55.2 million for the 2019 Quarter from $63.7 million in the 2018 Quarter.  The decrease of $8.5 million was primarily attributable to lower coal sales, which decreased 3.6% to $162.3 million in the 2019 Quarter from $168.4 million in the 2018 Quarter.  The decrease of $6.1 million in coal sales resulted primarily from lower coal sale prices and volumes.  Coal sales price per ton sold in the 2019 Quarter decreased 1.6% compared to the 2018 Quarter due to reduced high priced export volumes and decreased export price realizations at our Mettiki mine, partially offset by increased domestic prices from our MC Mining operation.  Sales volumes decreased 2.1% in the 2019 Quarter compared to the 2018 Quarter as a result of lower export sales volumes from our Mettiki and MC Mining operations.  Segment Adjusted EBITDA Expense increased 2.4% to $108.0 million in the 2019 Quarter from $105.4 million in the 2018 Quarter due to higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $1.72 per ton sold to $39.03 compared to $37.31 per ton sold in the 2018 Quarter, primarily due to lower recoveries at our Mettiki and MC Mining mines and sales from higher-cost purchased coal in the 2019 Quarter. These increases were partially offset by the comparative impact of longwall moves at our Mettiki and Tunnel Ridge mines in the 2018 Quarter and reduced selling expenses across the region in the 2019 Quarter.

Minerals – Segment Adjusted EBITDA increased to $12.2 million for the 2019 Quarter from $5.7 million in the 2018 Quarter.  The increase of $6.5 million primarily resulted from the AllDale Acquisition in 2019.

Other and Corporate – Segment Adjusted EBITDA decreased by $6.1 million to $3.2 million in the 2019 Quarter compared to $9.3 million in the 2018 Quarter.  The decrease was primarily attributable to lower equity securities income as a result of the redemption of our preferred interest in Kodiak in the first quarter of 2019 and decreased coal brokerage activity.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

We reported net income attributable to ARLP of $373.6 million for the nine months ended September 30, 2019 ("2019 Period") compared to $315.8 million for the nine months ended September 30, 2018 ("2018 Period").  The increase of $57.8 million was primarily due to higher revenues and a $170.0 million net gain related to the AllDale Acquisition, partially offset by a $15.2 million non-cash asset impairment and increased outside coal purchases and depreciation, depletion and amortization in the 2019 Period as well as an $80.0 million net gain on settlement of litigation in the 2018 Period.  Improved coal sales prices and the addition of royalty revenues in the 2019 Period drove total revenues higher to $1.51 billion compared to $1.47 billion in the 2018 Period.

	Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(per ton sold)
Tons sold	29,857	29,957	N/A	N/A
Tons produced	31,430	30,070	N/A	N/A
Coal sales	$1,357,331	$1,359,865	$45.46	$45.39
Coal - Segment Adjusted EBITDA Expense (1) (2)	$905,426	$900,486	$30.33	$30.06
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.

Coal sales.  Coal sales revenues of $1.36 billion for the 2019 Period were comparable to the 2018 Period.  Compared to the 2018 Period, coal sales volumes fell slightly due to a volume variance of $4.5 million resulting from reduced tons sold, partially offset by a price variance of $2.0 million due to higher average coal sales prices.  Coal sales price realizations in the 2019 Period increased modestly to $45.46 per ton sold, compared $45.39 per ton sold in the 2018 Period.  Coal production increased 4.5% compared to the 2018 Period to 31.4 million tons, primarily due to increased production from additional mining units at our River View mine, the resumption of operations in the second quarter of 2018 at our Gibson North mine and strong performance at our Tunnel Ridge mine during the 2019 Period.  These increases were partially offset by curtailed production at our Gibson South mine due to weak market exports, the production ceasing at our Dotiki mine and lower recoveries at our Mettiki and MC Mining operations in the 2019 Period.

Oil & gas royalties.  Our mineral interests contributed oil & gas royalties of $36.3 million in the 2019 Period.  Please read "Item 1. Financial Statements (Unaudited) - Note 3 – Acquisitions" of this Quarterly Report on Form 10-Q for more information on the AllDale and Wing Acquisitions.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, increased 0.5% to $905.4 million for the 2019 Period from $900.5 million for the 2018 Period primarily as a result of higher expenses per ton.  Segment Adjusted EBITDA Expense per ton, excluding our Minerals segment, increased to $30.33 per ton sold compared to $30.06 per ton sold in the 2018 Period due to lower recoveries at our River View, Gibson North, Mettiki and MC Mining operations offset in part by increased production at the Gibson North mine and improved productivity at our Hamilton and Tunnel Ridge mines.  In addition, other cost increases are discussed by category below:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 3.6% to $9.53 per ton in the 2019 Period from $9.20 per ton in the 2018 Period. The increase of $0.33 per ton was primarily due to sales and production volume variances discussed above; and

●	Outside coal purchases increased $14.5 million in the 2019 Period as a result of sales from purchased coal, which is generally higher-cost than produced coal, in the 2019 Period.

Segment Adjusted EBITDA Expense increases above were partially offset by the following decreases:

●	Material and supplies expenses per ton produced decreased slightly to $10.98 per ton in the 2019 Period from $11.04 per ton in the 2018 Period. The decrease in material and supplies expenses per ton produced resulted primarily from improved production mix of lower-cost mines discussed above and related decreases of $0.14 per ton for power and fuel used in the mining process and $0.11 per ton for outside expenses, partially offset by an increase of $0.18 per ton in longwall subsidence expense; and

●	Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes decreased $0.80 per produced ton sold in the 2019 Period compared to the 2018 Period primarily as a result of a favorable state production mix and lower excise tax rates in 2019.

General and administrative.  General and administrative expenses for the 2019 Period increased to $55.2 million compared to $49.5 million in the 2018 Period.  The increase of $5.7 million was due to higher professional services fees primarily resulting from both the AllDale and Wing Acquisitions.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $220.4 million in the 2019 Period from $204.2 million in the 2018 Period.  The increase of $16.2 million resulted primarily from depletion beginning in the 2019 Period attributable to production from our oil & gas mineral interests, increases at our River View mine due to additional mining units and increases at our Hamilton mine due to unfavorable fixed asset in-service timing.  These increases were partially offset by decreased deprecation resulting from favorable fixed asset in-service timing at our Tunnel Ridge mine and reduced volumes at our Mettiki mine.

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

Asset impairment.  During the 2019 Period, we ceased coal production at our Dotiki mine to focus on maximizing production at our lower-cost mines in the Illinois Basin.  Consequently, we recorded a non-cash asset impairment charge of $15.2 million in the 2019 Period.  Please read "Item 1. Financial Statements (Unaudited) - Note 4 – Long-Lived Asset Impairment" of this Quarterly Report on Form 10-Q.

Equity method investment income.  Equity method investment income decreased to $1.5 million in the 2019 Period from $14.6 million in the 2018 Period as a result of the AllDale Acquisition and related consolidation of AllDale I & II in the 2019 Period.  Equity method investment income in the 2019 Period is generated by our AllDale III investment.  Prior to 2019, our investments in AllDale I & II also generated equity method investment income in addition to AllDale III.

Acquisition gain.  We were required to re-measure Cavalier Minerals' equity method investments in AllDale I & II to fair value as a result of the AllDale Acquisition.  The re-measurement resulted in a gain of $177.0 million in the 2019 Period.  Please read "Item 1. Financial Statements (Unaudited) - Note 3 – Acquisitions" of this Quarterly Report on Form 10-Q for more information on the acquisition gain in connection with the AllDale Acquisition.

Transportation revenues and expenses.  Transportation revenues and expenses were $82.9 million and $76.0 million for the 2019 and 2018 Periods, respectively.  The increase of $6.9 million was primarily attributable to an increase in average third-party transportation rates in the 2019 Period resulting from higher shipping costs for coal exported to international markets, partially offset by decreased coal tonnage for which we arrange third-party transportation at certain mines.  Transportation revenues are recognized in an amount equal to transportation expenses when title to the coal passes to the customer.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased to $7.4 million in the 2019 Period from $0.6 million in the 2018 Period as a result of allocating $7.1 million of the acquisition gain discussed above to noncontrolling interest related to Bluegrass Minerals' equity interest in Cavalier Minerals.

Segment Adjusted EBITDA.  Our 2019 Period Segment Adjusted EBITDA increased $8.0 million, or 1.5%, to $528.1 million from the 2018 Period Segment Adjusted EBITDA of $520.1 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volume and Segment Adjusted EBITDA Expense by segment are as follows:

	Nine Months Ended
	September 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$306,592	$301,931	$4,661	1.5%
Coal - Appalachia	167,612	177,361	(9,749)	(5.5)%
Minerals	32,432	13,984	18,448	(1)
Other and Corporate	28,155	33,107	(4,952)	(15.0)%
Elimination	(6,721)	(6,315)	(406)	(6.4)%
Total Segment Adjusted EBITDA (2)	$528,070	$520,068	$8,002	1.5%

Tons sold
Coal - Illinois Basin	21,793	22,074	(281)	(1.3)%
Coal - Appalachia	8,064	7,881	183	2.3%
Other and Corporate	422	636	(214)	(33.6)%
Elimination	(422)	(634)	212	33.4%
Total tons sold	29,857	29,957	(100)	(0.3)%

Coal sales
Coal - Illinois Basin	$875,544	$875,792	$(248)	(0.0)%
Coal - Appalachia	477,720	476,540	1,180	0.2%
Other and Corporate	16,530	27,165	(10,635)	(39.1)%
Elimination	(12,463)	(19,632)	7,169	36.5%
Total coal sales	$1,357,331	$1,359,865	$(2,534)	(0.2)%

Other revenues
Coal - Illinois Basin	$10,557	$12,299	$(1,742)	(14.2)%
Coal - Appalachia	2,753	2,268	485	21.4%
Minerals	1,079	—	1,079	(1)
Other and Corporate	26,745	30,047	(3,302)	(11.0)%
Elimination	(9,229)	(9,476)	247	2.6%
Total other revenues	$31,905	$35,138	$(3,233)	(9.2)%

BOE volume and oil & gas royalties
Volume - BOE (3)	1,113	—	1,113	(1)
Oil & gas royalties	$36,254	$—	$36,254	(1)

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$579,510	$586,160	$(6,650)	(1.1)%
Coal - Appalachia	312,861	301,448	11,413	3.8%
Minerals	6,109	—	6,109	(1)
Other and Corporate	28,026	35,671	(7,645)	(21.4)%
Elimination	(14,971)	(22,793)	7,822	34.3%
Total Segment Adjusted EBITDA Expense	$911,535	$900,486	$11,049	1.2%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

Illinois Basin – Segment Adjusted EBITDA increased 1.5% to $306.6 million in the 2019 Period from $301.9 million in the 2018 Period.  The increase of $4.7 million was primarily attributable to higher coal sales prices, which increased 1.3% to $40.18 per ton sold in the 2019 Period from $39.68 per ton sold in the 2018 Period, and lower operating expenses, partially offset by lower coal sales volumes.  Tons sold in the 2019 Period decreased 1.3% compared to the 2018 Period as a result of lower export sales from our Gibson South mine and the cessation of production at our Dotiki mine in the 2019 Period to focus on maximizing production at our lower-cost mines, offset in part by additional production units at the River View mine in the 2019 Period.  Segment Adjusted EBITDA Expense decreased 1.1% to $579.5 million in the 2019 Period from $586.2 million in the 2018 Period due to reduced coal sales volumes.  Segment Adjusted EBITDA Expense per ton increased slightly to $26.59 per ton sold in the 2019 Period due to certain cost increases described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia – Segment Adjusted EBITDA decreased 5.5% to $167.6 million for the 2019 Period from $177.4 million in the 2018 Period.  The decrease of $9.8 million was primarily attributable to reduced coal sales prices and increased operating expenses, partially offset by higher coal sales volumes.  Coal sales, which increased slightly to $477.7 million in the 2019 Period from $476.5 million in the 2018 Period resulted from higher coal sales volumes of 8.1 million tons sold in the 2019 Period, compared to 7.9 million tons sold in the 2018 Period, due to a strong performance at our Tunnel Ridge longwall operation, partially offset by lower coal sales prices.  Segment Adjusted EBITDA Expense increased 3.8% to $312.9 million in the 2019 Period from $301.4 million in the 2018 Period due to increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased 1.4% to $38.80 per ton compared to $38.25 per ton sold in the 2018 Period reflecting lower recoveries at our Mettiki and MC Mining operations, offset in part by improved productivity at our Tunnel Ridge mine.

Minerals – Segment Adjusted EBITDA increased to $32.4 million for the 2019 Period from $14.0 million in the 2018 Period.  The increase of $18.4 million primarily resulted from the AllDale Acquisition in the 2019 Period.

Other and Corporate – Segment Adjusted EBITDA decreased by $4.9 million to $28.2 million in the 2019 Period compared to $33.1 million in the 2018 Period.  The decrease was primarily attributable to reduced coal brokerage activity and mining technology product sales from Matrix Group.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, settlement gain, asset impairment and acquisition gain.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Segment Adjusted EBITDA	$156,163	$169,578	$528,070	$520,068
General and administrative	(17,885)	(15,836)	(55,218)	(49,513)
Depreciation, depletion and amortization	(72,348)	(70,196)	(220,400)	(204,194)
Settlement gain	—	—	—	80,000
Asset impairment	(15,190)	—	(15,190)	—
Interest expense, net	(11,606)	(9,808)	(33,510)	(30,532)
Acquisition gain	—	—	177,043	—
Income tax (expense) benefit	(50)	(5)	(130)	2
Acquisition gain attributable to noncontrolling interest	—	—	(7,083)	—
Net income attributable to ARLP	$39,084	$73,733	$373,582	$315,831
Noncontrolling interest	117	236	7,407	571
Net income	$39,201	$73,969	$380,989	$316,402

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Segment Adjusted EBITDA Expense	$289,081	$309,216	$911,535	$900,486
Outside coal purchases	(10,599)	—	(15,910)	(1,442)
Other expense	(228)	(812)	(370)	(2,201)
Operating expenses (excluding depreciation, depletion and amortization)	$278,254	$308,404	$895,255	$896,843

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

On August 2, 2019, we closed on the Wing Acquisition using cash on hand and borrowings under our revolving credit facility for $145.0 million.  On February 8, 2019, Kodiak redeemed our preferred equity interest for $135.0 million in cash. On January 3, 2019, we acquired all of the limited partner interests in AllDale I & II not owned by Cavalier Minerals and the general partner interests in AllDale I & II for $176.0 million, which was funded with cash on hand and borrowings under our revolving credit facility.  For more information on these transactions, please read "Item 1. Financial Statements (Unaudited) – Note 3. Acquisitions" and "– Note 11. Investments" of this Quarterly Report on Form 10-Q.

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through September 30, 2019, we have purchased units for a total of $75.8 million under the program.  Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

Mine Development Project

We have begun development activity for MC Mining's Excel Mine No. 5 and currently anticipate deploying total capital of approximately $29.0 million to $31.0 million during 2019 with an additional $15.0 million to $20.0 million during the first half of 2020, which we expect to fund with cash from operations or borrowings under our credit facilities.  We anticipate the new mine will enable us to access an additional 15 million tons of coal reserves with an expected mine life of approximately 12 years assuming the current level of production at MC Mining's Excel Mine No. 4 continues at the new mine.    We expect the development plan for the new Excel Mine No. 5 will provide a seamless transition from the current MC Mining operation as its reserves deplete in 2020.

Cash Flows

Cash provided by operating activities was $408.4 million for the 2019 Period compared to $579.3 million for the 2018 Period.  The decrease in cash provided by operating activities was impacted by $93 million received in the 2018 Period for a one-time settlement related to litigation with a customer and certain of its affiliates initiated in 2015.  Additional decreases also resulted from unfavorable working capital changes related to trade receivables, inventories, prepaid expenses and other, and payroll and related benefit accruals.  These decreases were partially offset by a favorable working capital change related to accounts payable.

Net cash used in investing activities was $423.6 million for the 2019 Period compared to $195.3 million for the 2018 Period.  The increase in cash used in investing activities was primarily attributable to the AllDale Acquisition, the Wing Acquisition and increased capital expenditures for mine infrastructure and equipment at various mines.  This increase was partially offset by cash received from the redemption of our equity securities in the 2019 Period and cash used for equity method investment contributions in the 2018 Period.

Net cash used in financing activities was $197.2 million for the 2019 Period compared to $352.4 million for the 2018 Period.  The decrease in cash used in financing activities was primarily attributable to decreases in overall net payments on the securitization facility and unit repurchase program and increased net proceeds under our revolving facility in the 2019 Period compared to the 2018 Period.

Capital Expenditures

Capital expenditures increased to $241.1 million in the 2019 Period from $184.4 million in the 2018 Period.  See our discussion of "Cash Flows" above concerning the increase in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the five-year period beginning in January 2019 of approximately $5.57 per ton produced.  Our anticipated total capital expenditures (including investments) for the year ending December 31, 2019 are estimated in a range of $330.0 million to $350.0 million, which includes expenditures for maintenance capital at various mines.  Management anticipates funding remaining 2019 capital requirements with cash and cash equivalents ($31.8 million as of September 30, 2019), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

The Credit Agreement is guaranteed by all of the material direct and indirect subsidiaries of our Intermediate Partnership, and is secured by substantially all of the Intermediate Partnership's assets.  Borrowings under the Revolving Credit Facility bear interest, at the option of the Intermediate Partnership, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 4.43% as of September 30, 2019.  At September 30, 2019, we had $9.3 million of letters of credit outstanding with $245.5 million available for borrowing under the Revolving Credit Facility. We currently incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting our Intermediate Partnership and its subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, in each case subject to various exceptions, and the payment of cash distributions by our Intermediate Partnership if such payment would result in a certain fixed charge coverage ratio (as defined in the Credit Agreement).  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0 and (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The debt to cash flow ratio and cash flow to interest expense ratio were 1.13 to 1.0 and 14.7 to 1.0, respectively, for the trailing twelve months ended September 30, 2019.  We remain in compliance with the covenants of the Credit Agreement as of September 30, 2019

Senior Notes.   On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price equal to 107.5% of the principal amount redeemed, plus accrued and unpaid interest, if any, to the redemption date.  The issuers of the Senior Notes may also redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the Senior Notes.  At any time prior to May 1, 2020, the issuers of the Senior Notes may redeem the Senior Notes at a redemption price equal to the principal amount of the Senior Notes plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  In January 2019, we extended the term of the Securitization Facility to January 2020.  In October 2019, we extended the term from January 2020 to January 2021. At September 30, 2019, we had $66.5 million outstanding balance under the Securitization Facility.

Cavalier Credit Agreement.  On October 6, 2015, Cavalier Minerals (see Note 10 – Variable Interest Entities) entered into a credit agreement (the "Cavalier Credit Agreement") with Mineral Lending, LLC ("Mineral Lending") for a $100.0 million line of credit (the "Cavalier Credit Facility").  The Cavalier Credit Facility terminated on October 6, 2019.  During the term of the Cavalier Credit Facility, the commitment was reduced by any distributions received from Cavalier Minerals' investment in AllDale II.  As of September 30, 2019, the commitment was $64.6 million.  Mineral Lending is an entity owned by (a) Alliance Resource Holdings II, Inc. ("ARH II"), an entity owned by Mr. Craft and Kathleen S. Craft, (b) an entity owned by an individual who is an officer and director of ARH II ("ARH Officer") and (c) charitable foundations established by Mr. Craft and Kathleen S. Craft.  We had no borrowings from the facility since its inception and there was no commitment fee under the facility.

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

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At September 30, 2019, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP, ARH II and their respective affiliates. These related-party transactions and activities relate principally to 1) mineral leases with charitable foundations established by Mr. Craft and Kathleen S. Craft, 2) the use of aircraft, and 3) providing administrative services with respect to the mineral interests Mr. Craft acquired concurrently with the Wing Acquisition.  We also have transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases, (b) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") through its  noncontrolling ownership interest in Cavalier Minerals and (c) AllDale III to support its acquisition of oil & gas mineral interests.  For more information regarding the Wing Acquisition, WKY CoalPlay, Bluegrass Minerals and AllDale III, please read "Item 1. Financial Statements (Unaudited) – Note 3. Acquisitions", "– Note 10. Variable Interest Entities" and "– Note 11. Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2018, "Item 8. Financial Statements and Supplementary Data – Note 18. Related-Party Transactions" for additional information concerning related-party transactions.

Prior to the AllDale Acquisition and Kodiak redemption, we also had transactions with AllDale I & II to support their acquisition of oil & gas mineral interests, and Kodiak to support its gas compression services.  For more information regarding the AllDale Acquisition and Kodiak redemption, please read "Item 1. Financial Statements (Unaudited) – Note 3. Acquisitions" and "– Note 11. Investments" of this Quarterly Report on Form 10-Q.

New Accounting Standards

See "Item 1. Financial Statements (Unaudited) – Note 2. New Accounting Standards" of this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Other Information

Insurance

Effective October 1, 2019, we renewed our annual property and casualty insurance program.  Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 60, 75, 90 or 120 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We have elected to retain a 10% participating interest in our commercial property insurance program.  As previously stated in our Annual Report on Form 10-K for the year ended December 31, 2018 under "Item 1A. Risk Factors—Our profitability may decline due to unanticipated mine operating conditions and other events that are not within our control and that may not be fully covered under our insurance policies," we can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We had $240.0 million in borrowings under the Revolving Credit Facility and $66.5 million in borrowings under the Securitization Facility at September 30, 2019.  A one percentage point increase in the interest rates related to the Revolving Facility and Securitization Facility would result in an annualized increase in interest expense of $3.1 million, based on borrowing levels at September 30, 2019.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2019.

During the quarterly period ended September 30, 2019, other than the changes that have resulted or may result from the AllDale Acquisition and Wing Acquisition as discussed below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 2, 2019, we closed on an agreement to acquire approximately 9,000 net royalty acres in the Midland Basin, (the “Wing Acquisition”).  On January 3, 2019 (the "AllDale Acquisition Date"), we acquired all of the limited partner interests in AllDale Minerals, LP and AllDale Minerals II, LP (collectively, "AllDale I & II") not owned by Cavalier Minerals JV, LLC and the general partner interests in AllDale I & II (the "AllDale Acquisition").  As of the AllDale Acquisition Date, we now own 100% of the general partner interests and, including the limited partner interests we hold indirectly through our ownership in Cavalier Minerals, approximately 97% of the limited partner interests in AllDale I & II.  In addition, we assumed control and began accounting for AllDale I & II on a consolidated basis. For more information on the Wing and AllDale Acquisitions, please see "Item 1. Financial Statements (Unaudited) – Note 3. Acquisitions" of this Quarterly Report on Form 10-Q.

At this time, we continue to evaluate the business and internal controls and processes around the mineral interests acquired in both the Wing and AllDale Acquisitions and are making various changes to their management and organizational structures based on our business plan.  We are in the process of implementing our internal control structure over the acquired businesses.  We expect to complete the evaluation and integration of the internal controls and processes of the mineral interests acquired in the AllDale and Wing Acquisitions in the first and third quarters of 2020, respectively.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information in Note 5. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in "Part I. Item 1. Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A "Risk Factors" in our Form 10-Q for the quarterly period ended June 30, 2019, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and on our prior Form 10-Qs are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

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

During the three months ended September 30, 2019, we did not repurchase and retire any units.  Since inception of the program through September 30, 2019, we have repurchased and retired 3,985,010 units at an average unit price of $19.03 for an aggregate purchase price of $75.8 million with the remaining authorized amount for unit repurchases under this program being $24.2 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.3	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.4	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.5	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

3.7	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.8	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

3.11	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.12	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

10.1	Purchase and Sale Agreement by and between Wing Resources LLC, and Wing Resources II LLC, as sellers, and Alliance Resource Partners, L.P., as buyer, dated as of June 21, 2019	10-Q	000-26823 19997858	10.1	08/05/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.2	Eighth Amendment to the Receivables Financing Agreement, dated as of October 22, 2019

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2019 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 5, 2019.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Robert J. Fouch
Robert J. Fouch
Vice President, Controller and
Chief Accounting Officer