Form 10-Q
period 2020-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2020-05-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, 127,195,219 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,623	$36,482
Trade receivables	137,261	161,679
Other receivables	322	256
Inventories, net	124,516	101,305
Advance royalties	1,085	1,844
Prepaid expenses and other assets	14,685	18,019
Total current assets	307,492	319,585
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,621,062	3,684,008
Less accumulated depreciation, depletion and amortization	(1,662,335)	(1,675,022)
Total property, plant and equipment, net	1,958,727	2,008,986
OTHER ASSETS:
Advance royalties	59,626	52,057
Equity method investments	28,114	28,529
Goodwill	4,373	136,399
Operating lease right-of-use assets	16,334	17,660
Other long-term assets	21,755	23,478
Total other assets	130,202	258,123
TOTAL ASSETS	$2,396,421	$2,586,694

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$63,107	$80,566
Accrued taxes other than income taxes	21,598	15,768
Accrued payroll and related expenses	35,718	36,575
Accrued interest	13,037	5,664
Workers' compensation and pneumoconiosis benefits	11,175	11,175
Current finance lease obligations	7,043	8,368
Current operating lease obligations	2,264	3,251
Other current liabilities	21,687	21,062
Current maturities, long-term debt, net	71,727	13,157
Total current liabilities	247,356	195,586
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	731,004	768,194
Pneumoconiosis benefits	95,089	94,389
Accrued pension benefit	43,361	44,858
Workers' compensation	44,999	45,503
Asset retirement obligations	135,232	133,018
Long-term finance lease obligations	2,039	2,224
Long-term operating lease obligations	13,991	14,316
Other liabilities	15,846	23,182
Total long-term liabilities	1,081,561	1,125,684
Total liabilities	1,328,917	1,321,270

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 and 126,915,597 units outstanding, respectively	1,132,836	1,331,482
Accumulated other comprehensive loss	(77,055)	(77,993)
Total ARLP Partners' Capital	1,055,781	1,253,489
Noncontrolling interest	11,723	11,935
Total Partners' Capital	1,067,504	1,265,424
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,396,421	$2,586,694

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
SALES AND OPERATING REVENUES:
Coal sales	$314,637	$476,016
Oil & gas royalties	14,239	10,393
Transportation revenues	4,739	30,238
Other revenues	17,148	9,955
Total revenues	350,763	526,602

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	234,342	302,728
Transportation expenses	4,739	30,238
General and administrative	13,438	17,812
Depreciation, depletion and amortization	73,921	71,139
Asset impairments	24,977	—
Goodwill impairment	132,026	—
Total operating expenses	483,443	421,917

(LOSS) INCOME FROM OPERATIONS	(132,680)	104,685

Interest expense (net of interest capitalized for the three months ended March 31, 2020 and 2019 of $557 and $254, respectively)	(12,279)	(11,422)
Interest income	52	91
Equity method investment income	451	324
Equity securities income	—	12,906
Acquisition gain	—	177,043
Other expense	(356)	(129)
(LOSS) INCOME BEFORE INCOME TAXES	(144,812)	283,498

INCOME TAX BENEFIT	(105)	(106)

NET (LOSS) INCOME	(144,707)	283,604

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(76)	(7,176)

NET (LOSS) INCOME ATTRIBUTABLE TO ARLP	$(144,783)	$276,428

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$(1.14)	$2.12

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,072,308	128,149,791

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

NET (LOSS) INCOME	$(144,707)	$283,604

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	46	47
Amortization of net actuarial loss (1)	1,064	979
Total defined benefit pension plan adjustments	1,110	1,026

Pneumoconiosis benefits
Net actuarial loss	—	(3,465)
Amortization of net actuarial gain (1)	(172)	(1,145)
Total pneumoconiosis benefits adjustments	(172)	(4,610)

OTHER COMPREHENSIVE INCOME (LOSS)	938	(3,584)

COMPREHENSIVE (LOSS) INCOME	(143,769)	280,020

Less: Comprehensive income attributable to noncontrolling interest	(76)	(7,176)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ARLP	$(143,845)	$272,844
(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 15 and 17 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES	$78,719	$143,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(50,364)	(84,043)
Change in accounts payable and accrued liabilities	(3,612)	6,470
Proceeds from sale of property, plant and equipment	2,500	103
Distributions received from investments in excess of cumulative earnings	142	2,260
Payments for acquisitions of businesses, net of cash acquired	—	(175,060)
Cash received from redemption of equity securities	—	134,288
Net cash used in investing activities	(51,334)	(115,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	12,800	108,000
Payments under securitization facility	(28,200)	(110,000)
Payments on equipment financings	(3,225)	—
Borrowings under revolving credit facilities	70,000	—
Payments under revolving credit facilities	(25,000)	(150,000)
Payments on finance lease obligations	(1,510)	(7,341)
Payment of debt issuance costs	(5,758)	—
Payments for purchases of units under unit repurchase program	—	(5,251)
Net settlement of withholding taxes on issuance of units in deferred compensation plans	(1,310)	(7,817)
Distributions paid to Partners	(51,753)	(69,011)
Other	(288)	(262)
Net cash used in financing activities	(34,244)	(241,682)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,859)	(213,958)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,482	244,150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,623	$30,192

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,533	$3,240

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$10,892	$21,055
Right-of-use assets acquired by operating lease	$195	$25,179
Market value of common units issued under deferred compensation plans before tax withholding requirements	$3,837	$17,415
Acquisition of businesses:
Fair value of assets assumed	$—	$484,303
Previously held equity-method investments	—	(307,322)
Cash paid, net of cash acquired	—	(175,060)
Fair value of liabilities assumed	$—	$1,921

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Condensed Consolidated Financial Statements

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the coal mining operations of Alliance Resource Operating Partners, L.P.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for the oil and gas minerals interests of Alliance Resource Partners, L.P.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2020 and December 31, 2019 and the results of our operations, comprehensive income and cash flows for the three months ended March 31, 2020 and 2019.  All intercompany transactions and accounts have been eliminated.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all of the information normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2020.

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

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement.  ASU 2018-13 amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements including the requirement to disclose the range and weighted average of significant unobservable inputs used to develop certain Level 3 measurements.  These changes are to be applied prospectively for only the most recent interim or annual period presented in the year of adoption.  We adopted ASU 2018-13 on January 1, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking "expected loss" model that generally will result in earlier recognition of allowances for losses.  The new standard requires disclosure of significantly more information related to these items.  We adopted ASU 2016-13 on January 1, 2020 and because we do not have a history of credit losses on our financial instruments and have no material expected losses, the adoption of ASU 2016-13 did not have any material impact on our condensed consolidated financial statements.

3.ACQUISITION

Wing

On August 2, 2019 (the "Wing Acquisition Date"), our subsidiary, AR Midland, LP ("AR Midland") acquired from Wing Resources LLC and Wing Resources II LLC (collectively, "Wing") approximately 9,000 net royalty acres in the Midland Basin, with exposure to more than 400,000 gross acres, for a cash purchase price of $144.9 million (the "Wing Acquisition").  The purchase price was funded with cash on hand and borrowings under the Revolving Credit Facility discussed in Note 9 – Long-Term Debt.  The Wing Acquisition enhances our ownership position in the Permian Basin, expands our exposure to industry leading operators and furthers our business strategy to grow our Minerals segment.  Concurrent with the Wing Acquisition, JC Resources LP, an entity owned by Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP ("Mr. Craft"), acquired from Wing, in a separate transaction, mineral interests that we elected not to acquire.

Because the mineral interests acquired in the Wing Acquisition include royalty interests in both producing properties and unproved properties, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Wing Acquisition Date on our condensed consolidated balance sheet. During the three months ended March 31, 2020, we recorded adjustments to our mineral interests in proved and unproved properties due to additional information received about reserve and production quantities and projections that represented facts and circumstances that existed as of the Wing Acquisition Date.  In addition, we increased our receivables by $0.3 million as a result of information received from operators concerning royalty payments owed to us from production that occurred prior to the Wing Acquisition Date.

The following table summarizes the fair value allocation of assets acquired as of the Wing Acquisition Date incorporating measurement period adjustments made to the allocation:

	As Previously
	Reported	Adjustments	Adjusted
		(in thousands)

Mineral interests in proved properties	$58,084	16,987	$75,071
Mineral interests in unproved properties	84,976	(17,275)	67,701
Receivables	1,867	288	2,155
Net assets acquired	$144,927		$144,927

The fair value of the mineral interests was determined using a weighting of both income and market approaches.  Our income approach primarily comprised a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, projected cash flows, forward oil & gas prices and a weighted average cost of capital.  Our market approach consisted of the observation of recent acquisitions in the Permian Basin to determine a market price for similar mineral interests.  Certain assumptions used in our valuation are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The carrying value of the receivables represents the fair value given the short-term nature of the receivables.

4.LONG-LIVED ASSET IMPAIRMENTS

During the three months ended March 31, 2020, we recorded $25.0 million of non-cash asset impairment charges in our Illinois Basin segment due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment at our idled operations and greenfield coal reserves as a result of weakened coal market conditions.  The fair value of the impaired assets was determined using a market approach, which represents Level 3 fair value measurement under the fair value hierarchy.  The fair value analysis used assumptions of marketability of certain assets in the Illinois Basin.

With the uncertainty related to energy demand as a result of a) weak electricity demand and b) an oversupply and lack of storage for oil and natural gas, both due in part to the COVID-19 pandemic and other market and production factors impacting both our coal mining operations and our mineral interests activities, we performed recoverability tests using undiscounted cash flows based on our estimate of both volume and prices from information available to us.  While we currently believe that we will recover the costs of our assets, excluding the impaired assets discussed above, the cash flow estimates used in our assessment, by their very nature, are dependent on conditions that could materially change in future periods based on new information.  If in future periods changes to these estimates were to materially reduce our expected cash flows, additional impairments could be necessary.

5.GOODWILL IMPAIRMENT

At December 31, 2019, our consolidated balance sheet included $136.4 million of goodwill, of which $132.0 million was associated with the reporting unit representing our Hamilton County Coal, LLC ("Hamilton") mine, which is included in our Illinois Basin segment. The goodwill associated with our Hamilton mine was recorded in conjunction with our acquisition of the Hamilton mine on July 31, 2015.  During the first quarter of 2020, we assessed certain events and changes in circumstances, including a) adverse industry and market developments, including the impact of the COVID-19 pandemic, b) our response to these developments, including temporarily ceasing production at several mines, including Hamilton and c) our actual performance during the first quarter of 2020.  After consideration of these events and changes in circumstances, we performed an interim test of the goodwill associated with the Hamilton reporting unit comparing Hamilton's carrying amount to its fair value as of March 31, 2020.

We estimated the fair value of the Hamilton reporting unit using an income approach utilizing a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, forward coal prices, operating expenses, capital expenditures and a weighted average cost of capital.  Our forecasts of future cash flows considered current market conditions and our estimate on how the mine will perform in future years based on the information available to us. Key assumptions used in our valuation are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The fair value of the Hamilton reporting unit was determined to be below its carrying amount (including goodwill) by more than the recorded balance of goodwill associated with the reporting unit.  Accordingly, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill allocated to the Hamilton reporting unit.  This impairment change reduced our consolidated goodwill balance to $4.4 million as of March 31, 2020. We performed an interim test on ARLP’s remaining goodwill balances not associated with Hamilton and concluded no impairment was necessary for the goodwill associated with our other reporting units.

6.CONTINGENCIES

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

7.INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)

Coal	$86,871	$63,645
Supplies (net of reserve for obsolescence of $5,839 and $5,555, respectively)	37,645	37,660
Total inventories, net	$124,516	$101,305

During the three months ended March 31, 2020, we recorded a lower of cost or net realizable value adjustment of $5.4 million to our coal inventories as a result of lower coal sale prices resulting from challenging market conditions and higher cost per ton primarily attributed to various factors lowering production and thus impacting our fixed costs per ton in addition to the impact of challenging market conditions on our production levels.  The lower of cost or net realizable value adjustments were primarily attributable to the Hamilton mining complex.

8.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Long-term debt	$—	$471,918	$—	$—	$736,206	$—
Total	$—	$471,918	$—	$—	$736,206	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of those instruments.

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

9.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
	(in thousands)
Revolving credit facility	$300,000	$255,000	$(8,273)	$(3,050)
Senior notes	400,000	400,000	(4,649)	(4,879)
Securitization facility	58,400	73,800	—	—
May 2019 equipment financing	7,407	8,199	—	—
November 2019 equipment financing	49,846	52,281	—	—
	815,653	789,280	(12,922)	(7,929)
Less current maturities	(71,727)	(13,157)	—	—
Total long-term debt	$743,926	$776,123	$(12,922)	$(7,929)

Credit Facility.  On March 9, 2020, our Intermediate Partnership entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $537.75 million revolving credit facility, reducing to $459.5 million on May 23, 2021, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), with a termination date of March 9, 2024.  The Credit Facility replaced the $494.75 million revolving credit facility extended to the Intermediate Partnership under its Fourth Amended and Restated Credit Agreement, dated as of January 27, 2017, by various banks and other lenders that would have expired on May 23, 2021.  Concurrently with the entry into the Credit Agreement, we reorganized the entities holding our oil & gas interests such that Alliance Royalty, LLC became a direct wholly-owned subsidiary of Alliance Minerals.

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all of the assets of the Restricted Subsidiaries.  The Credit Agreement is not guaranteed or secured by the assets of the Intermediate Partnership's oil & gas minerals subsidiary, Alliance Minerals, or its direct and indirect subsidiaries (collectively the "Unrestricted Subsidiaries").  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 3.50% as of March 31, 2020.  At March 31, 2020, we had $9.3 million of letters of credit outstanding with $228.5 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions. In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.58 to 1.0, 10.82 to 1.0 and 0.81 to 1.0, respectively, for the trailing twelve months ended March 31, 2020.  We remain in compliance with the covenants of the Credit Agreement as of March 31, 2020.

Senior Notes.  On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  The issuers of the Senior Notes may redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the Senior Notes.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  In October 2019, we extended the term of the Securitization Facility to January 2021. At March 31, 2020, we had a $58.4 million outstanding balance under the Securitization Facility.

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

10.VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, our subsidiary, Alliance Minerals and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals JV, LLC ("Cavalier Minerals"), which was formed to indirectly acquire oil & gas mineral interests through its ownership in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II").  Alliance Minerals owns a 96% member interest in Cavalier Minerals, and Bluegrass Minerals owns a 4% member interest in Cavalier Minerals and a profits interest which entitles it to receive distributions equal to 25% of all distributions (including in liquidation) after all members have recovered their investment.  Distributions with respect to Bluegrass Minerals' profits interest will be offset by all distributions received by Bluegrass Minerals from the former general partners of AllDale I & II.  To date, there has been no profits interest distribution.  We hold the managing member interest in Cavalier Minerals.  Total contributions to and cumulative distributions from Cavalier Minerals are as follows:

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	78,831	3,284

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

AllDale III

In February 2017, Alliance Minerals committed to directly invest $30.0 million in AllDale Minerals III, LP ("AllDale III") which was created for similar investment purposes as AllDale I & II.  Alliance Minerals completed funding of this commitment in 2018. Alliance Minerals' limited partner interest in AllDale III at March 31, 2020 was 13.9%.

The AllDale III Partnership Agreement includes a 25% profits interest for the general partner, subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 "catch-up" provision for the general partner.

Since AllDale III is structured as a limited partnership with the limited partners 1) not having the ability to remove the general partner and 2) not participating significantly in the operational decisions, we concluded that AllDale III is a VIE.  We are not the primary beneficiary of AllDale III as we do not have the power to direct the activities that most significantly impact AllDale III's economic performance.  We account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure. See Note 11 – Investments for more information.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), an entity owned indirectly by the Chairman, President and CEO of MGP ("Mr. Craft") and Kathleen S. Craft, jointly, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by Mr. Craft and his children, entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by an individual who is an officer and director of Alliance Resource Holdings II, Inc. and trustee of the irrevocable trusts owning one of the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the three months ended March 31, 2020, we paid $10.8 million of advanced royalties to WKY CoalPlay.

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

11.INVESTMENTS

AllDale III

As discussed in Note 10 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Beginning balance	$28,529	$28,974
Equity method investment income	451	324
Distributions received	(593)	(528)
Other	(273)	—
Ending balance	$28,114	$28,770

As discussed in Note 4 – Long-Lived Asset Impairments, there is uncertainty related to energy demand as a result of a) weak electricity demand and b) an oversupply and lack of storage for oil and natural gas, both due in part to the COVID-19 pandemic, which could impact our investment in AllDale III.  As a result we compared the fair value of our investment to its carrying value and concluded that the fair value exceeded the carrying value and no impairment in our investment was necessary.  To calculate the fair value of the investment we used an income approach utilizing a discounted cash flow model based on our estimate of both volume, prices and expenses from information available to us.  Key assumptions used in our valuation are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The cash flow estimates used in our assessment, by their very nature, are dependent on conditions that could materially change in future periods based on new information.  If in future periods changes to these estimates were to materially reduce our expected cash flows, an impairment of our investment could be necessary.

Kodiak

On July 19, 2017, Alliance Minerals purchased $100 million of Series A-1 Preferred Interests from Kodiak Gas Services, LLC ("Kodiak"), a privately-held company providing large-scale, high-utilization gas compression assets to customers operating primarily in the Permian Basin.  This structured investment provided us with a quarterly cash or payment-in-kind return.  On February 8, 2019, Kodiak redeemed our preferred interest for $135.0 million in cash resulting in an $11.5 million gain due to an early redemption premium. The gain is included in the Equity securities income line item.  We no longer hold any ownership interests in Kodiak.  Prior to redemption, we accounted for our ownership interests in Kodiak as equity securities without readily determinable fair values.

12.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2019 and 2020 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2019	$0.5300	$69,011
May 15, 2019	0.5350	69,489
August 14, 2019	0.5400	70,153
November 14, 2019	0.5400	69,772
Total	$2.1450	$278,425

February 14, 2020	$0.4000	$51,753
Total	$0.4000	$51,753

In response to the disruptions to the economy and the uncertainty surrounding the COVID-19 pandemic, the Board of Directors of ARLP's general partner suspended the cash distribution to unitholders for the quarter ended March 31, 2020.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the three months ended March 31, 2020.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.  Total units repurchased include the repurchase and retirement of 35 units representing fractional units as part of the simplification transactions completed by the Partnership on May 31, 2018 which are not part of the unit repurchase program.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the three months ended March 31, 2020 and 2019:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Income (Loss)	Interest	Capital
	(in thousands, except unit data)
Balance at January 1, 2020	126,915,597	$1,331,482	$(77,993)	$11,935	$1,265,424
Comprehensive (loss) income:
Net (loss) income	—	(144,783)	—	76	(144,707)
Actuarially determined long-term liability adjustments	—	—	938	—	938
Total comprehensive loss					(143,769)
Settlement of deferred compensation plans	279,622	(1,310)	—	—	(1,310)
Common unit-based compensation	—	(527)	—	—	(527)
Distributions on deferred common unit-based compensation	—	(986)	—	—	(986)
Distributions from consolidated company to noncontrolling interest	—	—	—	(288)	(288)
Distributions to Partners	—	(50,767)	—	—	(50,767)
Other	—	(273)	—	—	(273)
Balance at March 31, 2020	127,195,219	$1,132,836	$(77,055)	$11,723	$1,067,504

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners’
	Units	Capital	Income (Loss)	Interest	Capital
	(in thousands, except unit data)
Balance at January 1, 2019	128,095,511	$1,229,268	$(46,871)	$5,290	$1,187,687
Comprehensive income:
Net income	—	276,428	—	7,176	283,604
Actuarially determined long-term liability adjustments	—	—	(3,584)	—	(3,584)
Total comprehensive income					280,020
Settlement of deferred compensation plans	596,650	(7,817)	—	—	(7,817)
Purchase of units under unit repurchase program	(300,970)	(5,251)	—	—	(5,251)
Common unit-based compensation	—	2,743	—	—	2,743
Distributions on deferred common unit-based compensation	—	(1,280)	—	—	(1,280)
Distributions from consolidated company to noncontrolling interest	—	—	—	(262)	(262)
Distributions to Partners	—	(67,731)	—	—	(67,731)
Balance at March 31, 2019	128,391,191	$1,426,360	$(50,455)	$12,204	$1,388,109

13.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 18 – Segment Information.

	Illinois			Other and
	Basin	Appalachia	Minerals	Corporate	Elimination	Consolidated
	(in thousands)
Three Months Ended March 31, 2020

Coal sales	$199,098	$115,539	$—	$—	$—	$314,637
Oil & gas royalties	—	—	14,239	—	—	14,239
Transportation revenues	3,856	883	—	—	—	4,739
Other revenues	918	11,681	24	7,384	(2,859)	17,148
Total revenues	$203,872	$128,103	$14,263	$7,384	$(2,859)	$350,763

Three Months Ended March 31, 2019

Coal sales	$317,270	$157,453	$—	$5,290	$(3,997)	$476,016
Oil & gas royalties	—	—	10,393	—	—	10,393
Transportation revenues	29,238	1,000	—	—	—	30,238
Other revenues	2,888	951	335	8,872	(3,091)	9,955
Total revenues	$349,396	$159,404	$10,728	$14,162	$(7,088)	$526,602

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2020 and disaggregated by segment and contract duration.

				2023 and
	2020	2021	2022	Thereafter	Total
	(in thousands)

Illinois Basin coal revenues	$621,541	$588,838	$194,764	$274,195	$1,679,338
Appalachia coal revenues	348,424	91,355	57,889	—	497,668
Total coal revenues (1)	$969,965	$680,193	$252,653	$274,195	$2,177,006

(1) Coal revenues generally consists of consolidated revenues excluding our Minerals segment.

14.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit ("EPU").  Net (loss) income attributable to ARLP is allocated to limited partners and participating securities under deferred compensation plans, which include rights to nonforfeitable distributions or distribution equivalents.  Our participating securities are outstanding awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan").

The following is a reconciliation of net (loss) income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per unit data)
Net (loss) income attributable to ARLP	$(144,783)	$276,428

Less:
Distributions to participating securities	—	(1,105)
Undistributed earnings attributable to participating securities	—	(3,522)

Net (loss) income attributable to ARLP available to limited partners	$(144,783)	$271,801

Weighted-average limited partner units outstanding – basic and diluted	127,072	128,150

Earnings per limited partner unit - basic and diluted (1)	$(1.14)	$2.12
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 851 and 1,365 for the three months ended March 31, 2020 and 2019, respectively, were considered anti-dilutive under the treasury stock method.

15.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Beginning balance	$53,384	$49,539
Accruals increase	1,748	1,961
Payments	(2,571)	(3,473)
Interest accretion	319	401
Ending balance	$52,880	$48,428

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of March 31, 2020 are $7.7 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Service cost	$878	$645
Interest cost (1)	750	760
Net amortization (1)	(172)	(1,145)
Net periodic benefit cost	$1,456	$260
(1)	Interest cost and net amortization is included in the Other income (expense) line item within our condensed consolidated statements of income.

16.COMPENSATION PLANS

Long-Term Incentive Plan

We maintain the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  The LTIP awards are grants of non-vested "phantom" or notional units, also referred to as "restricted units", which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions for designated participants are recommended by the Chairman, President and Chief Executive Officer of MGP, subject to review and approval of the compensation committee of the MGP board of directors (the "Compensation Committee").  Vesting of all grants outstanding is subject to the satisfaction of certain financial tests. If it is not probable the financial tests for a particular grant will be met, any previously expensed amounts for the grant are reversed and no future expense will be recognized for those grants.  Assuming the financial tests are met, grants issued to LTIP participants are expected to cliff vest on January 1st of the third year following issuance of the grants.  We expect to settle these grants by delivery of ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  We account for forfeitures of non-vested LTIP grants as they occur.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP awards, all non-vested grants include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with value equal to the cash distributions we make to unitholders during the vesting period.

A summary of non-vested LTIP grants as of and for the three months ended March 31, 2020 is as follows:

	Number of units	Weighted average grant date fair value per unit

Non-vested grants at January 1, 2020	1,603,378
Granted	951,829	$9.62
Vested (1)	(424,486)	23.22
Forfeited	(6,828)	14.58
Non-vested grants at March 31, 2020 (2)	2,123,893
(1)	During the three months ended March 31, 2020, we issued 279,622 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.
(2)	Represents total non-vested grant outstanding including 677,476 restricted units that were granted in 2019 (the "2019 Grants"). During the first quarter of 2020, it was determined that the vesting requirements for the 2019 Grants were not probable of being satisfied.

LTIP expense was $(0.7) million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively.  LTIP expense for the three months ended March 31, 2020 includes the reversal of $4.8 million of cumulative previously recognized expense for the 2019 Grants, which were determined to be not probable of vesting, offset in part by related DERs for the 2019 Grants previously recorded to equity and then expensed in the three months ended March 31, 2020.  The total obligation associated with the LTIP as of March 31, 2020 was $8.1 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

As of March 31, 2020, we had 1,446,417 restricted units that are expected to vest, with a weighted average grant date fair value of $13.33 per unit and an intrinsic value of $4.5 million. There was $11.2 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 2.1 years.

After consideration of the January 1, 2020 vesting and subsequent issuance of 279,622 common units, approximately 1.0 million units remain available under the LTIP for issuance in the future.  This available issuance excludes all grants currently outstanding.  Adding back the 2019 Grants that are not probable to vest, approximately 1.7 million units remain available under the LTIP for issuance in the future.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the three months ended March 31, 2020 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2020	631,365	$25.48	$6,831
Granted	29,544	7.87
Phantom units outstanding as of March 31, 2020	660,909	24.69	2,049

Total SERP and Directors' Deferred Compensation Plan expense was $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $16.3 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Interest cost	$1,054	$1,216
Expected return on plan assets	(1,492)	(1,232)
Amortization of prior service cost	46	47
Amortization of net loss	1,064	979
Net periodic benefit cost (1)	$672	$1,010
(1)	Net periodic benefit cost for the Pension Plan is included in the Other expense line item within our condensed consolidated statements of income.

During the three months ended March 31, 2020, we made a contribution payment of $1.1 million to the Pension Plan for the 2019 plan year.  We expect to defer all remaining contributions to the Pension Plan during 2020 until January 2021 as provided for under the Coronavirus Aid Relief and Economic Security Act of 2020 enacted in response to the COVID-19 pandemic.

18.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates income from the production and marketing of coal to major domestic and international utilities and industrial users as well as income from oil & gas mineral interests.  We aggregate multiple operating segments into three reportable segments, Illinois Basin, Appalachia, and Minerals.  We also have an "all other" category referred to as Other and Corporate.  Our two coal reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland and West Virginia and a coal loading terminal in Indiana on the Ohio River.  The Minerals reportable segment aggregates our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins. We have no operations within our Minerals reportable segment other than receiving royalties and lease bonuses for our oil & gas mineral interests.

The Illinois Basin reportable segment includes currently operating mining complexes (a) Gibson County Coal, LLC's ("Gibson") mining complex, which includes the Gibson South mine, (b) Warrior Coal, LLC's ("Warrior") mining complex, (c) River View Coal, LLC's ("River View") mining complex and (d) Hamilton's mining complex. The Illinois Basin reportable segment also includes our currently operating Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana on the Ohio River.

The Illinois Basin reportable segment also includes Mid-America Carbonates, LLC ("MAC") and other support services as well as non-operating mining complexes (a) Gibson North mine, which ceased production in the fourth quarter of 2019, (b) Webster County Coal, LLC's Dotiki mining complex, which ceased production in August 2019, (c) White County Coal, LLC's Pattiki mining complex, (d) Hopkins County Coal, LLC's mining complex, and (e) Sebree Mining, LLC's mining complex.

The Appalachia reportable segment includes currently operating mining complexes (a) Mettiki mining complex, (b) Tunnel Ridge, LLC mining complex and (c) MC Mining, LLC ("MC Mining") mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.  The Appalachia reportable segment also includes the Penn Ridge assets, which are primarily coal mineral interests.

The Minerals reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III (Note 11 – Investments) and Cavalier Minerals.  AR Midland acquired its mineral interest in the Wing Acquisition (Note 3 – Acquisition).

Other and Corporate includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Alliance Coal's coal brokerage activity and Alliance Minerals' prior equity investment in Kodiak.  In February 2019, Kodiak redeemed our equity investment (see Note 11 – Investments). In addition, Other and Corporate includes certain Alliance Resource Properties' land and coal mineral interest activities, Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 9 – Long-Term Debt).

Reportable segment results are presented below.

	Illinois			Other and	Elimination
	Basin	Appalachia	Minerals	Corporate	(1)	Consolidated
	(in thousands)
Three Months Ended March 31, 2020

Revenues - Outside	$203,872	$128,103	$14,263	$4,525	$—	$350,763
Revenues - Intercompany	—	—	—	2,859	(2,859)	—
Total revenues (2)	203,872	128,103	14,263	7,384	(2,859)	350,763

Segment Adjusted EBITDA Expense (3)	149,987	79,710	883	4,642	(524)	234,698
Segment Adjusted EBITDA (4)	50,029	47,510	13,755	2,742	(2,335)	111,701
Total assets	1,189,486	514,988	637,774	496,743	(442,570)	2,396,421
Capital expenditures	26,229	23,571	—	564	—	50,364

Three Months Ended March 31, 2019

Revenues - Outside	$345,399	$159,404	$10,728	$11,071	$—	$526,602
Revenues - Intercompany	3,997	—	—	3,091	(7,088)	—
Total revenues (2)	349,396	159,404	10,728	14,162	(7,088)	526,602

Segment Adjusted EBITDA Expense (3)	197,422	99,749	1,827	8,706	(4,847)	302,857
Segment Adjusted EBITDA (4)	122,737	58,655	9,132	18,361	(2,241)	206,644
Total assets	1,434,235	468,904	510,076	450,547	(378,632)	2,485,130
Capital expenditures (5)	48,454	33,346	—	2,243	—	84,043
(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding, financing between segments and insurance premiums paid to Wildcat Insurance.

(2)	Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, administrative service revenues from affiliates, Wildcat Insurance revenues and brokerage coal sales.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Segment Adjusted EBITDA Expense	$234,698	$302,857
Other expense	(356)	(129)
Operating expenses (excluding depreciation, depletion and amortization)	$234,342	$302,728

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, settlement gain, asset and goodwill impairments and acquisition gain. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Consolidated Segment Adjusted EBITDA	$111,701	$206,644
General and administrative	(13,438)	(17,812)
Depreciation, depletion and amortization	(73,921)	(71,139)
Asset impairments	(24,977)	—
Goodwill impairment	(132,026)	—
Interest expense, net	(12,227)	(11,331)
Acquisition gain	—	177,043
Income tax benefit	105	106
Acquisition gain attributable to noncontrolling interest	—	(7,083)
Net (loss) income attributable to ARLP	$(144,783)	$276,428
Noncontrolling interest	76	7,176
Net (loss) income	$(144,707)	$283,604

(5)	Capital Expenditures shown exclude the AllDale Acquisition which occurred in the first quarter of 2019.

19.SUBSEQUENT EVENTS

Other than the events described below, there were no subsequent events.

In response to the impacts of the COVID-19 pandemic, we evaluated customer requirements and existing coal inventory at each of our mining operations to determine whether it was prudent to temporarily halt production.  Following that evaluation, we announced on March 30, 2020 a temporary cessation of coal production at our River View, Gibson, Hamilton and Warrior mining complexes in our Illinois Basin segment and on April 9, 2020 a temporary cessation of coal production at our MC Mining complex in our Appalachia segment.  In order to reliably service the needs of our customers, production has resumed at our River View mine.  As part of our objective of matching coal production to existing sales commitments, we will continue to monitor coal inventories and work closely with customers to determine when coal production will resume at each of the remaining idled operations discussed above. However, due to the ongoing and unforeseen impacts of the COVID-19 pandemic, not all mines will return to previous production levels.  As a result, on April 15, 2020, 116 employees of the Gibson County mining complex and 78 employees of the Hamilton mining complex were notified that their employment would be terminated permanently on April 26, 2020.

As the year progresses, coal production at all of our operations will be further modified to match contracted sales commitments.  Responding to 1) expected reduced revenues from lower coal sales, 2) the impact of depressed commodity prices on our Minerals segment and 3) economic disruptions and uncertainties, we have taken numerous actions to optimize cash flows and preserve liquidity by reducing capital expenditures, working capital, costs and expenses, including adjusting our corporate support structure to better align to current operating levels.

The Partnership is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business.  The full extent of the operational and financial impact that the COVID-19 pandemic may have on the Partnership has yet to be determined and is dependent on its duration and spread, any related operational restrictions and the overall United States and global economies. As a result of these uncertainties, the Partnership is currently unable to accurately predict how COVID-19 will affect our results of operations in the future.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management's discussion and analysis of financial condition and results of operations include the following:

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the coal mining operations of Alliance Resource Operating Partners, L.P.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for the oil and gas minerals interests of Alliance Resource Partners, L.P.

Summary

We are a diversified natural resource company operating in the United States that generates income from the production and marketing of coal to major domestic and international utilities and industrial users as well as income from oil & gas mineral interests.  We began coal mining operations in 1971 and, since then, have grown through acquisitions and internal development in strategic producing regions to become the second largest coal producer in the eastern United States.  Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern United States.  Two of our mines are located on the banks of the Ohio River.   As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  In 2014, we began acquiring oil & gas mineral interests in premier oil & gas producing regions across the United States.

We have three reportable segments, Illinois Basin, Appalachia, and Minerals.  We also have an "all other" category referred to as Other and Corporate.  Our two reportable coal segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland and West Virginia and a coal loading terminal in Indiana on the Ohio River.  The Minerals reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins. Our ownership in these basins includes approximately 55,700 net royalty acres which provides us with diversified exposure to industry leading operators consistent with our general business strategy to grow our oil & gas mineral interest business.  We market our mineral interests for lease to operators in those regions and generate royalty income from the leasing and development of those mineral interests.

●	Illinois Basin reportable segment includes currently operating mining complexes (a) Gibson County Coal, LLC's ("Gibson") mining complex, which includes the Gibson South mine, (b) Warrior Coal, LLC's ("Warrior") mining complex, (c) River View Coal, LLC's ("River View") mining complex and (d) Hamilton County Coal, LLC's ("Hamilton") mining complex. The Illinois Basin reportable segment also includes our operating Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana on the Ohio River.

The Illinois Basin reportable segment also includes Mid-America Carbonates, LLC ("MAC") and other support services as well as non-operating mining complexes (a) Gibson North mine, which ceased production in fourth quarter of 2019, (b) Webster County Coal, LLC's Dotiki mining complex, which ceased production in August 2019, (c) White County Coal, LLC's Pattiki mining complex, (d) Hopkins County Coal, LLC's mining complex, and (e) Sebree Mining, LLC's mining complex.

●	Appalachia reportable segment includes currently operating mining complexes (a) Mettiki mining complex ("Mettiki"), (b) Tunnel Ridge, LLC mining complex ("Tunnel Ridge"), and (c) MC Mining, LLC's ("MC Mining") mining complex. Mettiki includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal,

LLC's preparation plant. The Appalachia reportable segment also includes the Penn Ridge assets, which are primarily coal mineral interests.

●	Minerals reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale Minerals III, LP ("AllDale III") (Note 11 – Investments) and Cavalier Minerals. AR Midland acquired its mineral interest in the Wing Acquisition (Note 3 – Acquisition). Please read "Item 1. Financial Statements (Unaudited) – Note 3 – Acquisition" and "Note 11 – Investments" of this Quarterly Report on Form 10-Q for more information on Wing Acquisition and AllDale III, respectively.

●	Other and Corporate includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Alliance Coal's coal brokerage activity and Alliance Minerals' prior equity investment in Kodiak. In February 2019, Kodiak redeemed our equity investment (see Note 11 – Investments). In addition, Other and Corporate includes certain Alliance Resource Properties' land and coal mineral interest activities, Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 9 – Long-Term Debt). Please read "Item 1. Financial Statements (Unaudited) – Note 9 – Long-term Debt" and "Note 11 – Investments" of this Quarterly Report on Form 10-Q for more information on AROP Funding and Kodiak redemption, respectively.

Market Overview for the Quarter Ended March 31, 2020

We began the year anticipating our results for the three months ended March 31, 2020 (the "2020 quarter") would be negatively impacted by challenging coal market conditions due primarily to low natural gas prices and the overhang of coal supply caused by the collapse of thermal coal export prices during the second half of 2019.  As the 2020 Quarter progressed, mild weather conditions and deteriorating natural gas prices placed increased pressure on the performance of our coal operations.  Our Minerals segment was also negatively impacted by low natural gas prices and a collapse in oil prices primarily due to a dispute between Saudi Arabia and Russia.  Unanticipated disruptions to global energy demand created by the COVID-19 pandemic also negatively impacted our results for the 2020 Quarter.  We expect these conditions are likely to persist and may continue to impact our results.

Impact of the COVID-19 Pandemic

In the 2020 Quarter, the unprecedented decision by world leaders to lock down the global economy in response to the COVID-19 pandemic significantly reduced the demand for energy.  Some of the responses to the pandemic include actions that have a significant impact on the domestic and global economies, including travel restrictions, gathering bans and stay-at-home orders.  All of our operations have been classified as essential in the states in which we operate.  Therefore, to protect our employees during the COVID-19 pandemic, we have implemented numerous safeguards including, but not limited to, staggering shift patterns to promote social distancing, enhanced cleaning procedures, promotion of recommended hygiene practices, limited workplace access, "touch-free" check-in/check-out stations, wellness screening at mine locations, and required face coverings where appropriate.  We will continually evaluate the need for further safeguards as the pandemic develops.  In addition to these employee safeguards in response to the COVID-19 pandemic, we evaluated customer requirements and existing coal inventory at each of our mining operations to determine whether it was prudent to temporarily halt production.  Following that evaluation, we announced on March 30, 2020 a temporary cessation of coal production at our River View, Gibson, Hamilton and Warrior mining complexes in our Illinois Basin segment and on April 9, 2020 a temporary cessation of coal production at our MC Mining complex in our Appalachia segment.  In order to reliably service the needs of our customers, production has resumed at our River View mine.  As part of our objective of matching coal production to contractual sales commitments, we will continue to monitor coal inventories and work closely with customers to determine when coal production will resume at Gibson, Hamilton, Warrior and MC Mining.  However, due to the ongoing and unforeseen impacts of the COVID-19 pandemic, not all mines will return to previous production levels.  As a result, on April 15, 2020, 116 employees of the Gibson County mining complex and 78 employees of the Hamilton mining complex were notified that their employment would be terminated permanently on April 26, 2020.  In light of the recent downturn in market conditions and the ongoing uncertainty surrounding the COVID-19 pandemic, we have taken the following additional actions:

●	To mitigate the reduced revenues from lower coal sales volumes and the impact of depressed commodity prices in our minerals segment, we are taking numerous initiatives to reduce costs, expenses, working capital and capital expenditures. We currently project average estimated annual maintenance capital expenditures over the five-year period beginning in January 2020 of approximately $4.86 per ton produced. Our anticipated total capital expenditures, including maintenance capital expenditures, for 2020 are estimated in a range of $130.0 million to $135.0 million.

●	The board of directors of ARLP’s general partner (the “Board”) has suspended the cash distribution to unitholders for the first and second quarters of 2020.

●	We have also withdrawn our initial 2020 operating and financial guidance provided on January 27, 2020, which did not reflect the impact of the COVID-19 pandemic.

●	On March 9, 2020, we strengthened our liquidity by entering into a $537.75 million (reducing to $459.5 million on May 23, 2021) revolving credit facility with a termination date of March 9, 2024, replacing the $494.75 million revolving credit facility that was set to expire on May 23, 2021. The loan under the revolving credit facility is guaranteed by certain of our direct and indirect subsidiaries and substantially all of their assets, with the exception of our oil and gas subsidiaries and their assets.

We are continuing to monitor and may take further actions to minimize any adverse impact caused by the COVID-19 pandemic.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

We reported net loss attributable to ARLP of $144.8 million for the 2020 Quarter compared to net income attributable to ARLP of $276.4 million for the three months ended March 31, 2019 ("2019 Quarter").  The decrease of $421.2 million was primarily due to lower total revenues, non-cash asset and goodwill impairment charges of $157.0 million recorded in the 2020 Quarter and gains related to the AllDale Acquisition and the redemption of our preferred interest in Kodiak in the 2019 Quarter.  These declines were partially offset by lower operating expenses of $234.3 million for the 2020 Quarter compared to $302.7 million in the 2019 Quarter.  Lower coal sales and transportation revenues, partially offset by increased oil & gas royalty and other revenues resulted in total revenues for the 2020 Quarter of $350.8 million compared to $526.6 million for the 2019 Quarter.  Coal sales declined due to reduced coal sale volumes and prices, reflecting weakened coal market conditions which resulted in the temporary cessation of coal production at five of our seven operating mines in late March 2020 and early April 2020.  Please read "Item 1. Financial Statements (Unaudited) – Note 19 – Subsequent Events" of this Quarterly Report on Form 10-Q for more information on our temporary cessation of coal production and the related impact from the COVID-19 pandemic.

	Three Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)		(per ton sold)
Tons sold	7,251	10,321	N/A	N/A
Tons produced	8,021	11,323	N/A	N/A
Coal sales	$314,637	$476,016	$43.39	$46.12
Coal - Segment Adjusted EBITDA Expense (1) (2)	$233,815	$301,030	$32.25	$29.17
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.

Coal sales.  Coal sales decreased $161.4 million or 33.9% to $314.6 million for the 2020 Quarter from $476.0 million for the 2019 Quarter.  The decrease was attributable to a volume variance of $141.6 million resulting from decreased tons sold and a price variance of $19.8 million due to lower average coal sales prices.  Coal sales volumes declined 29.7% to 7.3 million tons primarily due to weak market conditions and uncertainty caused by the COVID-19 pandemic. Coal sales price realizations declined 5.9% in the 2020 Quarter to $43.39 per ton sold, compared to $46.12 per ton sold during the 2019 Quarter primarily due to lower domestic prices caused by reduced export coal shipments by us and other U.S. companies to international markets which in turn resulted in an oversupply of coal being available for domestic markets.

Oil & gas royalties.  Our mineral interests contributed royalty revenues of $14.2 million in the 2020 Quarter compared to $10.4 million for the 2019 Quarter.  The increase in royalty revenues is primarily due to increased volumes resulting from our purchase of additional mineral interests in the Wing Acquisition in August 2019, as well as continued drilling and development activity on our mineral interests, partially offset by decreased oil & gas sales price realizations.  Please read "Item 1. Financial Statements (Unaudited) - Note 3 – Acquisition" of this Quarterly Report on Form 10-Q for more information on the Wing Acquisition.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, decreased 22.3% to $233.8 million, primarily as a result of reduced coal sales volumes.  On a per ton basis, Segment Adjusted EBITDA Expense, excluding our Minerals segment, increased 10.6% in the 2020 Quarter to $32.25 per ton, compared to $29.17 per ton in the 2019 Quarter, due primarily to the per ton cost impact of curtailed coal production in response to reduced demand.  Coal production declined 3.3 million tons or 29.2% to 8.0 million tons for the 2020 Quarter compared to 11.3 million tons in the 2019 Quarter.  Production was lower by 1.4 million tons at our Gibson Complex resulting from reduced shifts at the Gibson South mine and the shutdown of the Gibson North mine in the fourth quarter of 2019.  Production decreased by 0.9 million tons at our Hamilton mine primarily due to a longwall move in the 2020 Quarter and 0.5 million tons from our Dotiki mine due to its closing in August 2019.  In addition, other cost increases are discussed by category below:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 21.7% to $10.87 per ton in the 2020 Quarter from $8.93 per ton in the 2019 Quarter. The increase of $1.94 per ton was primarily due to curtailed production as discussed above;

●	Maintenance expenses per ton produced increased 9.3% to $3.65 per ton in the 2020 Quarter from $3.34 per ton in the 2019 Quarter. The increase of $0.31 per ton produced was primarily due to curtailed production as discussed above; and

●	Production taxes and royalty expenses incurred as a percentage of coal sales prices and volumes increased $0.44 per produced ton sold in the 2020 Quarter compared to the 2019 Quarter primarily as a result of a $0.60 per ton government-imposed increase in the federal black lung excise tax, effective January 1, 2020 partially offset by lower sales price realizations and reduced export shipments.

Segment Adjusted EBITDA Expense increases above were partially offset by the following decrease:

●	Material and supplies expenses per ton produced decreased 0.7% to $10.94 per ton in the 2020 Quarter from $11.02 per ton in the 2019 Quarter. The decrease of $0.08 per ton produced resulted primarily from related decreases of $0.34 per ton for roof support, $0.32 per ton in longwall subsidence expense and $0.26 per ton for contract labor used in the mining process, partially offset by increases of $0.34 per ton for outside expenses and $0.29 per ton for power and fuel used in the mining process.

Other revenues.  Other revenues were principally comprised of Mt. Vernon transloading revenues, Matrix Design sales and other outside services.  Other revenues increased to $17.1 million in the 2020 Quarter from $10.0 million in the 2019 Quarter.  The increase of $7.1 million was primarily due to a customer buy-out of certain coal contracts at our Tunnel Ridge mine.

General and administrative.  General and administrative expenses for the 2020 Quarter decreased to $13.4 million compared to $17.8 million in the 2019 Quarter.  The decrease of $4.4 million was primarily due to lower incentive compensation expenses, including the reversal of cumulative previously recognized expense for restricted units in our LTIP granted in 2019 that are no longer considered probable for vesting at the end of 2021. Please read "Item 1. Financial Statements (Unaudited) - Note 16 – Compensation Plans" of this Quarterly Report on Form 10-Q for more information on our LTIP and vesting matters.

Asset impairments.  During the 2020 Quarter, we recorded $25.0 million of non-cash asset impairment charges due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment and greenfield coal reserves as a result of weakened coal market conditions.  Please read "Item 1. Financial Statements (Unaudited) - Note 4 – Long-Lived Asset Impairments" and "Note 19 – Subsequent Events" of this Quarterly Report on Form 10-Q.

Goodwill impairment.  During the 2020 Quarter, we recorded a $132.0 million non-cash goodwill impairment charge associated with our Hamilton mine, primarily as the result of reduced expected production volumes due to weakened coal market conditions and low energy demand resulting in part from the COVID-19 pandemic.  Please read "Item 1. Financial Statements (Unaudited) - Note 5 – Goodwill Impairment" and "Note 19 – Subsequent Events" of this Quarterly Report on Form 10-Q.

Equity securities income.  Equity securities income decreased $12.9 million compared to the 2019 Quarter as we did not recognize equity securities income in the 2020 Quarter due to the redemption of our preferred interest in Kodiak in the 2019 Quarter.

Acquisition gain.  We recorded a non-cash acquisition gain of $177.0 million in the 2019 Quarter associated with the AllDale Acquisition to reflect the fair value of the interests in AllDale I and II we already owned at the time of the acquisition.

Transportation revenues and expenses.  Transportation revenues and expenses were $4.7 million and $30.2 million for the 2020 and 2019 Quarters, respectively.  The decrease of $25.5 million was primarily attributable to decreased coal tonnage for which we arrange third-party transportation at certain mines primarily due to reduced coal export shipments and a decrease in average third-party transportation rates in the 2020 Quarter.  Transportation revenues are recognized in an amount equal to transportation expenses when title to the coal passes to the customer.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased to $0.1 million in the 2020 Quarter from $7.2 million in the 2019 Quarter as a result of allocating $7.1 million of the acquisition gain discussed above to noncontrolling interest in the 2019 Quarter.

Segment Adjusted EBITDA.  Our 2020 Quarter Segment Adjusted EBITDA decreased $94.9 million, or 45.9%, to $111.7 million from the 2019 Quarter Segment Adjusted EBITDA of $206.6 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volume and Segment Adjusted EBITDA Expense by segment are as follows:

	Three Months Ended
	March 31,
	2020	2019	Increase (Decrease)
	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$50,029	$122,737	$(72,708)	(59.2)%
Coal - Appalachia	47,510	58,655	(11,145)	(19.0)%
Minerals	13,755	9,132	4,623	50.6%
Other and Corporate	2,742	18,361	(15,619)	(85.1)%
Elimination	(2,335)	(2,241)	(94)	(4.2)%
Total Segment Adjusted EBITDA (2)	$111,701	$206,644	$(94,943)	(45.9)%

Tons sold
Coal - Illinois Basin	5,056	7,673	(2,617)	(34.1)%
Coal - Appalachia	2,195	2,648	(453)	(17.1)%
Other and Corporate	—	136	(136)	(1)
Elimination	—	(136)	136	(1)
Total tons sold	7,251	10,321	(3,070)	(29.7)%

Coal sales
Coal - Illinois Basin	$199,098	$317,270	$(118,172)	(37.2)%
Coal - Appalachia	115,539	157,453	(41,914)	(26.6)%
Other and Corporate	—	5,290	(5,290)	(1)
Elimination	—	(3,997)	3,997	(1)
Total coal sales	$314,637	$476,016	$(161,379)	(33.9)%

Other revenues
Coal - Illinois Basin	$918	$2,888	$(1,970)	(68.2)%
Coal - Appalachia	11,681	951	10,730	(1)
Minerals	24	335	(311)	(92.8)%
Other and Corporate	7,384	8,872	(1,488)	(16.8)%
Elimination	(2,859)	(3,091)	232	7.5%
Total other revenues	$17,148	$9,955	$7,193	72.3%

BOE volume and oil & gas royalties
Volume - BOE (3)	495	327	168	51.4%
Oil & gas royalties	$14,239	$10,393	$3,846	37.0%

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$149,987	$197,422	$(47,435)	(24.0)%
Coal - Appalachia	79,710	99,749	(20,039)	(20.1)%
Minerals	883	1,827	(944)	(51.7)%
Other and Corporate	4,642	8,706	(4,064)	(46.7)%
Elimination	(524)	(4,847)	4,323	89.2%
Total Segment Adjusted EBITDA Expense	$234,698	$302,857	$(68,159)	(22.5)%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net (loss) income."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

Illinois Basin – Segment Adjusted EBITDA decreased 59.2% to $50.0 million in the 2020 Quarter from $122.7 million in the 2019 Quarter.  The decrease of $72.7 million was primarily attributable to lower coal sales, which decreased 37.2% to $199.1 million in the 2020 Quarter from $317.3 million in the 2019 Quarter, partially offset by reduced operating expenses.  The decrease of $118.2 million in coal sales primarily reflects reduced coal sales volumes, which decreased 34.1% compared to the 2019 Quarter due to curtailed production in the region as a result of weak coal market conditions and uncertainty caused by the COVID-19 pandemic. Segment Adjusted EBITDA Expense decreased 24.0% to $150.0 million in the 2020 Quarter from $197.4 million in the 2019 Quarter primarily as a result of reduced coal sales volumes.  Segment Adjusted EBITDA Expense per ton increased $3.94 per ton sold to $29.67 from $25.73 per ton sold in the 2019 Quarter, primarily due to reduced coal sales and production volumes and increased coal inventory charges and black lung excise tax expense in addition to volume variances and certain cost increases described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia – Segment Adjusted EBITDA decreased 19.0% to $47.5 million for the 2020 Quarter from $58.7 million in the 2019 Quarter.  The decrease of $11.2 million was primarily attributable to lower coal sales, which decreased 26.6% to $115.5 million in the 2020 Quarter from $157.5 million in the 2019 Quarter.  The decrease of $42.0 million in coal sales reflects lower coal sales volumes and price realizations.  Sales volumes decreased 17.1% in the 2020 Quarter compared to the 2019 Quarter due to curtailed production in the region as a result of weak coal market conditions and uncertainty caused by the COVID-19 pandemic.  Coal sales price per ton sold in the 2020 Quarter decreased 11.5% compared to the 2019 Quarter primarily due to reduced metallurgical coal sales volumes and price realizations at our Mettiki mine.  Segment Adjusted EBITDA Expense decreased 20.1% to $79.7 million in the 2020 Quarter from $99.7 million in the 2019 Quarter due to reduced coal sales volumes.  Segment Adjusted EBITDA Expense per ton decreased $1.36 per ton sold to $36.31 compared to $37.67 per ton sold in the 2019 Quarter, as a result of fewer longwall move days at both our Tunnel Ridge and Mettiki mines, reduced subsidence expense and lower selling expense per ton due primarily to lower average coal sales prices and reduced export tons. See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Minerals – Segment Adjusted EBITDA increased to $13.8 million for the 2020 Quarter from $9.1 million in the 2019 Quarter.  The increase of $4.7 million primarily resulted from higher oil & gas royalty revenues, which increased 37.0% to $14.2 million in the 2020 Quarter from $10.4 million in the 2019 Quarter.  The increase in oil & gas royalty revenues reflects increased production volumes from our mineral interests as a result of continued drilling and development activity and volumes from the additional mineral interests acquired in the Wing Acquisition in August 2019, partially offset by reduced average sales price per BOE.

Other and Corporate – Segment Adjusted EBITDA decreased by $15.7 million to $2.7 million in the 2020 Quarter compared to $18.4 million in the 2019 Quarter.  The decrease was primarily attributable to lower equity securities income as a result of the redemption of our preferred interest in Kodiak in the 2019 Quarter and decreased coal brokerage activity and mining technology product sales from Matrix Group.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net (loss) income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net (loss) income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, asset and goodwill impairments and acquisition gain.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Consolidated Segment Adjusted EBITDA	$111,701	$206,644
General and administrative	(13,438)	(17,812)
Depreciation, depletion and amortization	(73,921)	(71,139)
Asset impairments	(24,977)	—
Goodwill impairment	(132,026)	—
Interest expense, net	(12,227)	(11,331)
Acquisition gain	—	177,043
Income tax benefit	105	106
Acquisition gain attributable to noncontrolling interest	—	(7,083)
Net (loss) income attributable to ARLP	$(144,783)	$276,428
Noncontrolling interest	76	7,176
Net (loss) income	$(144,707)	$283,604

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses and other income.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Segment Adjusted EBITDA Expense	$234,698	$302,857
Other expense	(356)	(129)
Operating expenses (excluding depreciation, depletion and amortization)	$234,342	$302,728

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, commitments and any distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control including the COVID-19 pandemic.  Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any constraints to our liquidity in the near term.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.  Please read "Item 1A. Risk Factors".

In responding to weak market conditions, lower commodity prices, and the recent lockdown of the global economy due to the COVID-19 pandemic, the Partnership has taken numerous actions to optimize cash flows and preserve liquidity by reducing capital expenditures, working capital, costs and expenses, including adjusting its corporate support structure to better align with current operating levels.  As previously announced, our Board has decided to suspend the cash distribution to unitholders for the 2020 Quarter.  We have also strengthened our liquidity by entering into a $537.75 million (reducing to $459.5 million on May 23, 2021) revolving credit facility with a termination date of March 9, 2024, replacing the $494.75 million revolving credit facility that was set to expire on May 23, 2021.

In May 2018, the Board approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through March 31, 2020, we have purchased units for a total of $93.5 million under the program.  During the three months ended March 31, 2020, we did not repurchase and retire any units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

Mine Development Project

In 2018, we began development of MC Mining's Excel Mine No. 5 which continued through 2019 and into 2020.  We currently anticipate deploying capital of approximately $15.0 million to $18.0 million in 2020 to complete the project.  We expect to fund the project in 2020 with cash from operations or borrowings under our credit facilities.  We anticipate the new mine will enable us to access an additional 15 million tons of coal reserves with an expected mine life of approximately 12 years assuming recent levels of production at MC Mining's Excel Mine No. 4 continue at the new mine.  We expect the development plan for the new Excel Mine No. 5 will provide a seamless transition from the current MC Mining operation as we anticipate its reserves depleting later in 2020.

Cash Flows

Cash provided by operating activities was $78.7 million for the 2020 Quarter compared to $143.7 million for the 2019 Quarter.  The decrease in cash provided by operating activities was primarily due to a decrease in net income adjusted for non-cash items and unfavorable working capital changes primarily related to accounts payable.  These decreases were partially offset primarily by a favorable working capital change related to trade receivables.

Net cash used in investing activities was $51.3 million for the 2020 Quarter compared to $116.0 million for the 2019 Quarter.  The decrease in cash used in investing activities was primarily attributable to the AllDale Acquisition during 2019 Quarter and decreased capital expenditures for mine infrastructure and equipment at various mines. This decrease was partially offset by cash received from the redemption of our equity securities in the 2019 Quarter.

Net cash used in financing activities was $34.2 million for the 2020 Quarter compared to $241.7 million for the 2019 Quarter.  The decrease in cash used in financing activities was primarily attributable to decreases in overall net payments on the securitization and revolving credit facilities and a decrease in distributions paid to partners in the 2020 Quarter.

Capital Expenditures

Capital expenditures decreased to $50.4 million in the 2020 Quarter from $84.0 million in the 2019 Quarter.  See our discussion of "Cash Flows" above concerning the decrease in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the five-year period beginning in January 2020 of approximately $4.86 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2020 are estimated in a range of $130.0 million to $135.0 million.  Management anticipates funding remaining 2020 capital requirements with cash and cash equivalents ($29.6 million as of March 31, 2020), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility.  On March 9, 2020, our Intermediate Partnership entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $537.75 million revolving credit facility, reducing to $459.5 million on May 23, 2021, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), with a termination date of March 9, 2024.  The Credit Facility replaced the $494.75 million revolving credit facility extended to the Intermediate Partnership under its Fourth Amended and Restated Credit Agreement, dated as of January 27, 2017, by various banks and other lenders that would have expired on May 23, 2021.  Concurrently with the entry into the Credit Agreement, we reorganized the entities holding our oil and gas interests such that Alliance Royalty, LLC became a direct wholly-owned subsidiary of Alliance Minerals.

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all of the assets of the Restricted Subsidiaries.  The Credit Agreement is not guaranteed or secured by the assets of the Intermediate Partnership's oil & gas minerals subsidiary, Alliance Minerals, or its direct and indirect subsidiaries (collectively the "Unrestricted Subsidiaries").  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 3.50% as of March 31, 2020.  At March 31, 2020, we had $9.3 million of letters of credit outstanding with $228.5 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions. In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.58 to 1.0, 10.82 to 1.0 and 0.81 to 1.0, respectively, for the trailing twelve months ended March 31, 2020.  We remain in compliance with the covenants of the Credit Agreement as of March 31, 2020.

Senior Notes.  On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  The issuers of the Senior Notes may redeem all or a part of the notes at any time on or after May 1, 2020, at redemption prices set forth in the indenture governing the Senior Notes.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  In October 2019, we extended the term of the Securitization Facility to January 2021. At March 31, 2020, we had a $58.4 million outstanding balance under the Securitization Facility.

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

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At March 31, 2020, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP, ARH II and their respective affiliates. These related-party transactions and activities relate principally to 1) mineral leases with charitable foundations established by Mr. Craft and Kathleen S. Craft, 2) the use of aircraft, and 3) providing administrative services with respect to the mineral interests Mr. Craft acquired concurrently with the Wing Acquisition.  We also have transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases, (b) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") through its  noncontrolling ownership interest in Cavalier Minerals and (c) AllDale III to support its acquisition of oil & gas mineral interests.  For more information regarding the Wing Acquisition, WKY CoalPlay, Bluegrass Minerals and AllDale III, please read "Item 1. Financial Statements (Unaudited) – Note 3. Acquisition", "– Note 10. Variable Interest Entities" and "– Note 11. Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2019, "Item 8. Financial Statements and Supplementary Data – Note 20. Related-Party Transactions" for additional information concerning related-party transactions.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We had $300.0 million in borrowings under the Revolving Credit Facility and $58.4 million in borrowings under the Securitization Facility at March 31, 2020.  A one percentage point increase in the interest rates related to the Revolving Facility and Securitization Facility would result in an annualized increase in interest expense of $3.6 million, based on borrowing levels at March 31, 2020.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2020.

During the quarterly period ended March 31, 2020, other than the changes that have resulted or may result from the Wing Acquisition as discussed below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation (including changes as a result of remote work arrangements, staggered shift practices, personnel changes and other responses to the COVID-19 pandemic) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 2, 2019, we acquired approximately 9,000 net royalty acres in the Midland Basin (the "Wing Acquisition").  For more information on the Wing Acquisition, please see "Item 1. Financial Statements (Unaudited) – Note 3. Acquisition" of this Quarterly Report on Form 10-Q.

At this time, we continue to evaluate the business and internal controls and processes around the mineral interests acquired in the Wing Acquisition and are making various changes to their management and organizational structures based on our business plan.  We are in the process of implementing our internal control structure over the acquired business.  We expect to complete the evaluation and integration of the internal controls and processes of the mineral interests acquired in the Wing Acquisition in the third quarter of 2020.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "forecast," "may," "project," "will," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, the potential impacts of the COVID-19 pandemic on our business operations, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changing global economic conditions or in industries in which our customers operate;
●	changes in coal prices and/or oil & gas prices, demand and availability which could affect our operating results and cash flows;
●	actions of Saudi Arabia and Russia to decrease oil prices may have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on demand for coal, oil and natural gas, the financial condition of our customers and suppliers, available liquidity and credit sources and broader economic disruption that is evolving;
●	changes in macroeconomic and market conditions and market volatility arising from the COVID-19 pandemic, including coal, oil, natural gas and natural gas liquids prices, and the impact of such changes and volatility on our financial position;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold mineral interests due to lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	recent action and the possibility of future action on trade made by United States and foreign governments;
●	the effect of new tariffs and other trade measures;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in raw material costs;
●	changes in the availability of skilled labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;

●	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal reserves;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information in Note 5. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in "Part I. Item 1. Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factor set forth below and the risk factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

The COVID-19 pandemic has materially adversely affected, and will continue to materially adversely affect, our business, financial condition, liquidity and results of operations. Moreover, the severity and duration of the pandemic may increase the materiality of the ultimate effect on our business. It is likely that there will be future negative effects that we cannot presently predict.

The COVID-19 pandemic has adversely affected businesses, economies and financial markets worldwide.  The full impact of the COVID-19 pandemic is unknown and rapidly evolving. Our business, financial condition, liquidity and results of operations have been, and will continue to be, adversely affected by the COVID-19 pandemic.  Our profitability and the value of both our coal reserves and oil & gas mineral interests depend upon the prices we receive for our coal and the prices operators received for production of our oil & gas mineral interests, which are largely dependent on prevailing market prices.  Measures taken to address and limit the spread of the disease—such as stay-at-home orders, social distancing guidelines, and travel restrictions—have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for coal, oil, natural gas and natural gas liquids, as well as a widespread increase in unemployment that is expected to further reduce demand and prices for coal, oil, natural gas and natural gas liquids.  Additionally, disputes among oil producing countries over production levels have resulted in an oversupply of crude oil, further exacerbating the decline in oil prices. These conditions may lead to extreme volatility of commodity prices, severely limited liquidity and credit availability and declining valuations of assets, which may adversely affect our business, financial condition, liquidity and results of operations.

In addition, the COVID-19 pandemic, and measures taken by governments, organizations, the Partnership and its customers to reduce its effects have adversely impacted and could continue to impact our employees, customers and suppliers.  Such disruptions may continue or increase in the future, and could adversely affect, our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to: coal, oil,  natural gas and natural gas liquids prices, economic and market conditions; decreases in coal consumption; our ability to fund necessary capital expenditures; disruptions in the availability of mining and other industrial supplies; changes in purchasing patterns of our customers and their effects on our coal supply agreements; our reliance on key managers and employees; our ability to access the capital markets and obtain financing and insurance upon favorable terms; our ability to collect payments from customers; and the risk of litigation; among others.

The full extent to which the COVID-19 pandemic will impact our results is unknown and evolving, and will depend on future developments, which are highly uncertain and cannot be predicted.  These include the severity, duration and spread of COVID-19, the success of actions taken by governments and health organizations to combat the disease and treat its effects, including additional remedial legislation, and the extent and timing of the recovery of economic and operating conditions in general. Accordingly, any resulting financial impact cannot be reasonably estimated at this time but such amounts may be material.

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

During the three months ended March 31, 2020, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.  Total units repurchased include the repurchase and retirement of 35 units representing fractional units as part of the simplification transactions completed by the Partnership on May 31, 2018 which are not part of the unit repurchase program.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.3	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.4	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.5	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

3.7	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.8	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

3.11	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.12	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

10.1	Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020, by and among Alliance Resource Operating Partners, L.P., as borrower, Alliance Resource Partners, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 20711345	10.1	03/13/2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 8, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 8, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 8, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 8, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2020 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 8, 2020.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III
Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Robert J. Fouch
Robert J. Fouch
Vice President, Controller and
Chief Accounting Officer