Form 10-Q
period 2020-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2020-08-06
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, 127,195,219 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,106	$36,482
Trade receivables	104,361	161,679
Other receivables	281	256
Inventories, net	88,393	101,305
Advance royalties	344	1,844
Prepaid expenses and other assets	12,697	18,019
Total current assets	241,182	319,585
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,615,721	3,684,008
Less accumulated depreciation, depletion and amortization	(1,700,741)	(1,675,022)
Total property, plant and equipment, net	1,914,980	2,008,986
OTHER ASSETS:
Advance royalties	60,074	52,057
Equity method investments	27,705	28,529
Goodwill	4,373	136,399
Operating lease right-of-use assets	15,821	17,660
Other long-term assets	21,493	23,478
Total other assets	129,466	258,123
TOTAL ASSETS	$2,285,628	$2,586,694

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$51,184	$80,566
Accrued taxes other than income taxes	19,783	15,768
Accrued payroll and related expenses	39,234	36,575
Accrued interest	5,376	5,664
Workers' compensation and pneumoconiosis benefits	11,175	11,175
Current finance lease obligations	699	8,368
Current operating lease obligations	1,954	3,251
Other current liabilities	18,947	21,062
Current maturities, long-term debt, net	55,746	13,157
Total current liabilities	204,098	195,586
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	704,661	768,194
Pneumoconiosis benefits	96,035	94,389
Accrued pension benefit	42,924	44,858
Workers' compensation	46,597	45,503
Asset retirement obligations	136,072	133,018
Long-term finance lease obligations	1,850	2,224
Long-term operating lease obligations	13,904	14,316
Other liabilities	16,335	23,182
Total long-term liabilities	1,058,378	1,125,684
Total liabilities	1,262,476	1,321,270

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 and 126,915,597 units outstanding, respectively	1,087,782	1,331,482
Accumulated other comprehensive loss	(76,116)	(77,993)
Total ARLP Partners' Capital	1,011,666	1,253,489
Noncontrolling interest	11,486	11,935
Total Partners' Capital	1,023,152	1,265,424
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,285,628	$2,586,694

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
SALES AND OPERATING REVENUES:
Coal sales	$236,286	$461,310	$550,923	$937,326
Oil & gas royalties	7,786	11,892	22,025	22,285
Transportation revenues	5,757	32,630	10,496	62,868
Other revenues	5,373	11,222	22,521	21,177
Total revenues	255,202	517,054	605,965	1,043,656

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	187,164	314,273	421,506	617,001
Transportation expenses	5,757	32,630	10,496	62,868
Outside coal purchases	—	5,311	—	5,311
General and administrative	13,822	19,521	27,260	37,333
Depreciation, depletion and amortization	83,559	76,913	157,480	148,052
Asset impairments	—	—	24,977	—
Goodwill impairment	—	—	132,026	—
Total operating expenses	290,302	448,648	773,745	870,565

INCOME (LOSS) FROM OPERATIONS	(35,100)	68,406	(167,780)	173,091

Interest expense (net of interest capitalized for the three and six months ended June 30, 2020 and 2019 of $509, $238, $1,066 and $492, respectively)	(11,446)	(10,711)	(23,725)	(22,133)
Interest income	30	138	82	229
Equity method investment income	137	550	588	874
Equity securities income	—	—	—	12,906
Acquisition gain	—	—	—	177,043
Other expense	(377)	(13)	(733)	(142)
INCOME (LOSS) BEFORE INCOME TAXES	(46,756)	58,370	(191,568)	341,868

INCOME TAX EXPENSE (BENEFIT)	(77)	186	(182)	80

NET INCOME (LOSS)	(46,679)	58,184	(191,386)	341,788

LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	15	(114)	(61)	(7,290)

NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$(46,664)	$58,070	$(191,447)	$334,498

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$(0.37)	$0.44	$(1.51)	$2.57

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	128,391,191	127,133,764	128,271,158

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

NET INCOME (LOSS)	$(46,679)	$58,184	$(191,386)	$341,788

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	47	46	93	93
Amortization of net actuarial loss (1)	1,063	982	2,127	1,961
Total defined benefit pension plan adjustments	1,110	1,028	2,220	2,054

Pneumoconiosis benefits
Net actuarial loss	—	—	—	(3,465)
Amortization of net actuarial gain (1)	(171)	(1,146)	(343)	(2,291)
Total pneumoconiosis benefits adjustments	(171)	(1,146)	(343)	(5,756)

OTHER COMPREHENSIVE INCOME (LOSS)	939	(118)	1,877	(3,702)

COMPREHENSIVE INCOME (LOSS)	(45,740)	58,066	(189,509)	338,086

Less: Comprehensive loss (income) attributable to noncontrolling interest	15	(114)	(61)	(7,290)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ARLP	$(45,725)	$57,952	$(189,570)	$330,796
(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 15 and 17 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES	$170,168	$301,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(84,245)	(165,627)
Change in accounts payable and accrued liabilities	(6,508)	4,442
Proceeds from sale of property, plant and equipment	2,739	701
Distributions received from investments in excess of cumulative earnings	551	2,358
Payments for acquisitions of businesses, net of cash acquired	—	(185,935)
Cash received from redemption of equity securities	—	134,288
Net cash used in investing activities	(87,463)	(209,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	12,800	118,000
Payments under securitization facility	(47,700)	(135,000)
Proceeds from equipment financings	14,705	10,000
Payments on equipment financings	(6,494)	(253)
Borrowings under revolving credit facilities	70,000	90,000
Payments under revolving credit facilities	(60,000)	(195,000)
Payments on finance lease obligations	(8,043)	(16,554)
Payment of debt issuance costs	(5,776)	—
Payments for purchases of units under unit repurchase program	—	(5,251)
Payments for taxes related to net settlement of issuance of units in deferred compensation plans	(1,310)	(7,817)
Distributions paid to Partners	(51,753)	(138,500)
Other	(510)	(490)
Net cash used in financing activities	(84,081)	(280,865)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,376)	(188,935)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,482	244,150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,106	$55,215

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,337	$20,748
Cash paid for income taxes	$4	$—

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$7,996	$19,027
Right-of-use assets acquired by operating lease	$278	$25,179
Market value of common units issued under deferred compensation plans before tax withholding requirements	$3,837	$17,415
Fair value of liabilities assumed in acquisition of business	$—	$1,921

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2020 and December 31, 2019 and the results of our operations, comprehensive income for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019.  All intercompany transactions and accounts have been eliminated.

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

Because the mineral interests acquired in the Wing Acquisition include royalty interests in both producing properties and unproved properties, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Wing Acquisition Date on our condensed consolidated balance sheet. During the six months ended June 30, 2020, we recorded adjustments to our mineral interests in proved and unproved properties after receiving additional information regarding proved and unproved reserve quantities, production and projections as of the Wing Acquisition Date.  In addition, we increased our receivables by $0.3 million as a result of information received from operators concerning royalty payments owed to us from production that occurred prior to the Wing Acquisition Date.

The following table summarizes our final fair value allocation of assets acquired as of the Wing Acquisition Date incorporating measurement period adjustments made to the allocation:

	As Previously
	Reported	Adjustments	Final
		(in thousands)

Mineral interests in proved properties	$58,084	16,987	$75,071
Mineral interests in unproved properties	84,976	(17,275)	67,701
Receivables	1,867	288	2,155
Net assets acquired	$144,927		$144,927

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

4.LONG-LIVED ASSET IMPAIRMENTS

During the six months ended June 30, 2020, we recorded $25.0 million of non-cash asset impairment charges in our Illinois Basin segment due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment at our idled operations and greenfield coal reserves as a result of weakened coal market conditions.  The fair values of the impaired assets were determined using a market approach, which represent Level 3 fair value measurements under the fair value hierarchy.  The fair value analysis used assumptions regarding the marketability of certain assets in the Illinois Basin.

With the uncertainty related to energy demand as a result of a) weak electricity demand and b) an oversupply and lack of storage for oil and natural gas during the first quarter, both due in part to the COVID-19 pandemic and other market and production factors impacting both our coal mining operations and our mineral interests activities, we performed recoverability tests during the first quarter using undiscounted cash flows based on our estimate of both volume and prices from information available to us and determined we would be able to recover the costs of our assets, excluding the impaired assets discussed above.  Amid cost reduction efforts, increased customer commitments for coal, a modest recovery in commodity futures prices and increased clarity into production levels by operators of our oil & gas mineral interests, we updated certain recoverability tests in the second quarter due to continuing weak market conditions and reaffirmed our belief we would recover the costs of our assets.  The cash flow estimates used in our assessment, by their very nature, are dependent on conditions that could materially change in future periods based on new information.  If in future periods changes to these estimates were to materially reduce our expected cash flows, additional impairments could be necessary.

5.GOODWILL IMPAIRMENT

At December 31, 2019, our consolidated balance sheet included $136.4 million of goodwill, of which $132.0 million was associated with the reporting unit representing our Hamilton County Coal, LLC ("Hamilton") mine, which is included in our Illinois Basin segment. The goodwill associated with our Hamilton mine was recorded in conjunction with our acquisition of the Hamilton mine on July 31, 2015.  During the first quarter of 2020, we assessed certain events and changes in circumstances, including a) adverse industry and market developments, including the impact of the COVID-19 pandemic, b) our response to these developments, including temporarily ceasing production at several mines, including Hamilton and c) our actual performance during the first quarter of 2020.  After consideration of these events and changes in circumstances, we performed an interim test of the goodwill associated with the Hamilton reporting unit comparing Hamilton's carrying amount to its fair value.

We estimated the fair value of the Hamilton reporting unit using an income approach utilizing a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, forward coal prices, operating expenses, capital expenditures and a weighted average cost of capital.  Our forecasts of future cash flows considered market conditions at the time of the assessment and our estimate of the mine's performance in future years based on the information available to us. Key assumptions used in our valuation are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The fair value of the Hamilton reporting unit was determined to be below its carrying amount (including goodwill) by more than the recorded balance of goodwill associated with the reporting unit.  Accordingly, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill allocated to the Hamilton reporting unit.  This impairment change reduced our consolidated goodwill balance to $4.4 million. During the first quarter, we also performed an interim test on ARLP's remaining goodwill balances not associated with Hamilton and concluded no impairment was necessary for our other reporting units.

6.CONTINGENCIES

Various lawsuits, claims and regulatory proceedings incidental to our business are pending against the ARLP Partnership.  We record an accrual for a potential loss related to these matters when, in management's opinion, such loss is probable and reasonably estimable.  Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.  However, if the results of these matters are different from management's current expectations and in amounts greater than our accruals, such matters could have a material adverse effect on our business and operations.

7.INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2020	2019

	(in thousands)

Coal	$51,418	$63,645
Supplies (net of reserve for obsolescence of $5,762 and $5,555, respectively)	36,975	37,660
Total inventories, net	$88,393	$101,305

During the six months ended June 30, 2020, we recorded lower of cost or net realizable value adjustments of $16.9 million to our coal inventories as a result of lower coal sale prices and higher cost per ton due to the impact of lower production on our fixed costs per ton in addition to the impact of challenging market conditions on our production levels.  The lower of cost or net realizable value adjustments reflect the impacts of the challenging market conditions and were primarily attributable to the Hamilton and MC Mining complexes.

8.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$559,564	$—	$—	$736,206	$—
Total	$—	$559,564	$—	$—	$736,206	$—

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

9.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019

	(in thousands)
Revolving credit facility	$265,000	$255,000	$(7,763)	$(3,050)
Senior notes	400,000	400,000	(4,421)	(4,879)
Securitization facility	38,900	73,800	—	—
May 2019 equipment financing	6,603	8,199	—	—
November 2019 equipment financing	47,383	52,281	—	—
June 2020 equipment financing	14,705	—	—	—
	772,591	789,280	(12,184)	(7,929)
Less current maturities	(55,746)	(13,157)	—	—
Total long-term debt	$716,845	$776,123	$(12,184)	$(7,929)

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all of the assets of the Restricted Subsidiaries.  The Credit Agreement is not guaranteed or secured by the assets of the Intermediate Partnership's oil & gas minerals subsidiary, Alliance Minerals, or its direct and indirect subsidiaries (collectively the "Unrestricted Subsidiaries").  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 3.03% as of June 30, 2020.  At June 30, 2020, we had $9.3 million of letters of credit outstanding with $263.5 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions. In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.82 to 1.0, 8.63 to 1.0 and 0.88 to 1.0, respectively, for the trailing twelve months ended June 30, 2020.  We remain in compliance with the covenants of the Credit Agreement as of June 30, 2020.

Senior Notes.  On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  The issuers of the Senior Notes may redeem all or a part of the notes at any time at redemption prices set forth in the indenture governing the Senior Notes.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In October 2019, we extended the term of the Securitization Facility to January 2021. At June 30, 2020, we had a $38.9 million outstanding balance under the Securitization Facility.

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

November 2019 Equipment Financing.  On November 6, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $53.1 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "November 2019 Equipment Financing"). The November 2019 Equipment Financing contains customary terms and events of default and an implicit interest rate of 4.75% that provides for a four year term with forty-seven monthly payments of $1.0 million and a balloon payment of $11.6 million upon maturity on November 6, 2023. At maturity, the equipment will revert back to the Intermediate Partnership.

June 2020 Equipment Financing.  On June 5, 2020, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $14.7 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "June 2020 Equipment Financing"). The June 2020 Equipment Financing contains customary terms and events of default and provides for forty-eight monthly payments with an implicit interest rate of 6.1%, maturing on June 5, 2024. Upon maturity, the equipment will revert back to the Intermediate Partnership.

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

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	84,153	3,505

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

AllDale III

In February 2017, Alliance Minerals committed to directly invest $30.0 million in AllDale Minerals III, LP ("AllDale III") which was created for similar investment purposes as AllDale I & II.  Alliance Minerals completed funding of this commitment in 2018. Alliance Minerals' limited partner interest in AllDale III at June 30, 2020 was 13.9%.

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

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), an entity owned indirectly by the Chairman, President and CEO of MGP ("Mr. Craft") and Kathleen S. Craft, jointly, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by Mr. Craft and his children, entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by an individual who is an officer and director of Alliance Resource Holdings II, Inc. and trustee of the irrevocable trusts owning one of the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the six months ended June 30, 2020, we paid $10.8 million of advanced royalties to WKY CoalPlay.

As discussed in Item 8. Financial Statements and Supplementary Data—Note 20 – Related-Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2019, we have the option to acquire the coal reserves leased from WKY CoalPlay at any time during a three-year period ending in December 2020, with respect to a portion of the reserves, and ending in February 2021 with respect to the remainder of the reserves.  In all cases, the options provide for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in the reserves taking into account payments previously made under the leases.

We have concluded that WKY CoalPlay is a VIE because of our ability to exercise options to acquire reserves under lease with WKY CoalPlay, which is not within the control of the equity holders and, if it occurs, could potentially limit the expected residual return to the owners of WKY CoalPlay.  Once the options expire in December 2020 and February 2021, WKY CoalPlay will cease to be a VIE.  We do not have any economic or governance rights related to WKY CoalPlay and our options that provide us with a variable interest in WKY CoalPlay's reserve assets do not give us any rights that constitute power to direct the primary activities that most significantly impact WKY CoalPlay's economic performance.  SGP Land has the sole ability to replace the manager of WKY CoalPlay at its discretion and therefore has power to direct the activities of WKY CoalPlay.  Consequently, we concluded that SGP Land is the primary beneficiary of WKY CoalPlay.

11.INVESTMENTS

AllDale III

As discussed in Note 10 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$28,114	$28,770	$28,529	$28,974
Equity method investment income	137	550	588	874
Distributions received	(546)	(648)	(1,139)	(1,176)
Other	—	—	(273)	—
Ending balance	$27,705	$28,672	$27,705	$28,672

As discussed in Note 4 – Long-Lived Asset Impairments, there was uncertainty related to energy demand in the first quarter as a result of a) weak electricity demand and b) an oversupply and lack of storage for oil and natural gas, both due in part to the COVID-19 pandemic and other market and production factors, which could have impacted our investment in AllDale III.  As a result, as part of our first quarter impairment assessment, we compared the fair value of our investment to its carrying value and concluded that the fair value exceeded the carrying value and no impairment in our investment was necessary.  In our second quarter impairment assessment, amid a modest recovery in commodity futures prices and increased clarity into production levels by operators, we again compared the fair value of our investment to its carrying value and concluded no impairment was necessary.  To calculate the fair value of the investment we used an income approach utilizing a discounted cash flow model based on our estimate of both volume, prices and expenses from information available to us.  Key assumptions used in our valuation are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The cash flow estimates used in our assessments, by their very nature, are dependent on conditions that could materially change in future periods based on new information.  If in future periods changes to these estimates were to materially reduce our expected cash flows, an impairment of our investment could be necessary.

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

In response to the disruptions to the economy and the uncertainty surrounding the COVID-19 pandemic, the Board of Directors of ARLP's general partner suspended the cash distribution to unitholders for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the six months ended June 30, 2020.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.  Total units repurchased include the repurchase and retirement of 35 units representing fractional units as part of the simplification transactions completed by the ARLP Partnership on May 31, 2018 which are not part of the unit repurchase program.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the six months ended June 30, 2020 and 2019:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2020	126,915,597	$1,331,482	$(77,993)	$11,935	$1,265,424
Comprehensive income (loss):
Net income (loss)	—	(144,783)	—	76	(144,707)
Actuarially determined long-term liability adjustments	—	—	938	—	938
Total comprehensive loss					(143,769)
Settlement of deferred compensation plans	279,622	(1,310)	—	—	(1,310)
Common unit-based compensation	—	(527)	—	—	(527)
Distributions on deferred common unit-based compensation	—	(986)	—	—	(986)
Distributions from consolidated company to noncontrolling interest	—	—	—	(288)	(288)
Distributions to Partners	—	(50,767)	—	—	(50,767)
Other	—	(273)	—	—	(273)
Balance at March 31, 2020	127,195,219	1,132,836	(77,055)	11,723	1,067,504
Comprehensive income (loss):
Net loss	—	(46,664)	—	(15)	(46,679)
Actuarially determined long-term liability adjustments	—	—	939	—	939
Total comprehensive loss					(45,740)
Common unit-based compensation	—	1,610	—	—	1,610
Distributions from consolidated company to noncontrolling interest	—	—	—	(222)	(222)
Balance at June 30, 2020	127,195,219	$1,087,782	$(76,116)	$11,486	$1,023,152

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Loss	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2019	128,095,511	$1,229,268	$(46,871)	$5,290	$1,187,687
Comprehensive income:
Net income	—	276,428	—	7,176	283,604
Actuarially determined long-term liability adjustments	—	—	(3,584)	—	(3,584)
Total comprehensive income					280,020
Settlement of deferred compensation plans	596,650	(7,817)	—	—	(7,817)
Purchase of units under unit repurchase program	(300,970)	(5,251)	—	—	(5,251)
Common unit-based compensation	—	2,743	—	—	2,743
Distributions on deferred common unit-based compensation	—	(1,280)	—	—	(1,280)
Distributions from consolidated company to noncontrolling interest	—	—	—	(262)	(262)
Distributions to Partners	—	(67,731)	—	—	(67,731)
Balance at March 31, 2019	128,391,191	1,426,360	(50,455)	12,204	1,388,109
Comprehensive income:
Net income	—	58,070	—	114	58,184
Actuarially determined long-term liability adjustments	—	—	(118)	—	(118)
Total comprehensive income					58,066
Common unit-based compensation	—	3,021	—	—	3,021
Distributions on deferred common unit-based compensation	—	(799)	—	—	(799)
Distributions from consolidated company to noncontrolling interest	—	—	—	(228)	(228)
Distributions to Partners	—	(68,690)	—	—	(68,690)
Balance at June 30, 2019	128,391,191	$1,417,962	$(50,573)	$12,090	$1,379,479

13.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 18 – Segment Information.

	Illinois			Other and
	Basin	Appalachia	Minerals	Corporate	Elimination	Consolidated

	(in thousands)
Three Months Ended June 30, 2020

Coal sales	$134,160	$102,126	$—	$—	$—	$236,286
Oil & gas royalties	—	—	7,786	—	—	7,786
Transportation revenues	3,153	2,604	—	—	—	5,757
Other revenues	474	2,380	61	4,955	(2,497)	5,373
Total revenues	$137,787	$107,110	$7,847	$4,955	$(2,497)	$255,202

Three Months Ended June 30, 2019

Coal sales	$301,981	$157,951	$—	$5,551	$(4,173)	$461,310
Oil & gas royalties	—	—	11,892	—	—	11,892
Transportation revenues	31,287	1,343	—	—	—	32,630
Other revenues	2,405	950	536	10,439	(3,108)	11,222
Total revenues	$335,673	$160,244	$12,428	$15,990	$(7,281)	$517,054

Six Months Ended June 30, 2020

Coal sales	$333,258	$217,665	$—	$—	$—	$550,923
Oil & gas royalties	—	—	22,025	—	—	22,025
Transportation revenues	7,009	3,487	—	—	—	10,496
Other revenues	1,392	14,061	85	12,339	(5,356)	22,521
Total revenues	$341,659	$235,213	$22,110	$12,339	$(5,356)	$605,965

Six Months Ended June 30, 2019

Coal sales	$619,251	$315,404	$—	$10,841	$(8,170)	$937,326
Oil & gas royalties	—	—	22,285	—	—	22,285
Transportation revenues	60,525	2,343	—	—	—	62,868
Other revenues	5,293	1,901	871	19,311	(6,199)	21,177
Total revenues	$685,069	$319,648	$23,156	$30,152	$(14,369)	$1,043,656

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2020 and disaggregated by segment and contract duration.

				2023 and
	2020	2021	2022	Thereafter	Total

	(in thousands)

Illinois Basin coal revenues	$462,549	$598,941	$222,514	$274,195	$1,558,199
Appalachia coal revenues	239,780	93,177	57,878	—	390,835
Total coal revenues (1)	$702,329	$692,118	$280,392	$274,195	$1,949,034

(1) Coal revenues generally consists of consolidated revenues excluding our Minerals segment.

14.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit ("EPU").  Net income (loss) attributable to ARLP is allocated to limited partners and participating securities under deferred compensation plans, which include rights to nonforfeitable distributions or distribution equivalents.  Our participating securities are outstanding awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our

Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan").

The following is a reconciliation of net income (loss) attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except per unit data)
Net income (loss) attributable to ARLP	$(46,664)	$58,070	$(191,447)	$334,498

Less:
Distributions to participating securities	—	(1,122)	—	(2,227)
Undistributed earnings attributable to participating securities	—	—	—	(3,196)

Net income (loss) attributable to ARLP available to limited partners	$(46,664)	$56,948	$(191,447)	$329,075

Weighted-average limited partner units outstanding – basic and diluted	127,195	128,391	127,134	128,271

Earnings per limited partner unit - basic and diluted (1)	$(0.37)	$0.44	$(1.51)	$2.57
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 661 and 654 for the three and six months ended June 30, 2020, respectively, and 1,060 and 1,227 for the three and six months ended June 30, 2019, respectively, were considered anti-dilutive under the treasury stock method.

15.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$52,880	$48,428	$53,384	$49,539
Accruals increase	192	2,247	1,940	4,208
Payments	(1,992)	(2,452)	(4,563)	(5,925)
Interest accretion	320	401	639	802
Valuation loss (1)	3,078	4,801	3,078	4,801
Ending balance	$54,478	$53,425	$54,478	$53,425
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. We conducted a mid-year 2020 review of our actuarial assumptions which resulted in a valuation loss in 2020 due to unfavorable changes in claims development and a decrease in the discount rate from 2.81% to 2.05%. Our mid-year 2019 actuarial review resulted in a valuation loss in 2019 due to unfavorable changes in claims development and a decrease in the discount rate from 3.89% to 3.06%.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of June 30, 2020 are $7.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Service cost	$883	$646	$1,761	$1,291
Interest cost (1)	749	762	1,499	1,522
Net amortization (1)	(171)	(1,146)	(343)	(2,291)
Net periodic benefit cost	$1,461	$262	$2,917	$522
(1)	Interest cost and net amortization are included in the Other expense line item within our condensed consolidated statements of income.

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

A summary of non-vested LTIP grants as of and for the six months ended June 30, 2020 is as follows:

	Number of units	Weighted average grant date fair value per unit

Non-vested grants at January 1, 2020	1,603,378
Granted	950,035	$9.62
Vested (1)	(424,486)	23.22
Forfeited	(13,835)	16.13
Non-vested grants at June 30, 2020 (2)	2,115,092
(1)	During the six months ended June 30, 2020, we issued 279,622 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.
(2)	Represents total non-vested grants outstanding including 675,302 restricted units that were granted in 2019 (the "2019 Grants"). During the first quarter of 2020, it was determined that the vesting requirements for the 2019 Grants were not probable of being satisfied.

LTIP expense was $1.6 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively.  LTIP expense for the six months ended June 30, 2020 includes the reversal in the first quarter of $4.8 million of cumulative previously recognized expense for the 2019 Grants, which were determined to be not probable of vesting, offset in part by related DERs for the 2019 Grants previously recorded to equity and then expensed.  The total obligation associated with the LTIP as of June 30, 2020 was $9.7 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

As of June 30, 2020, we had 1,439,790 restricted units that are expected to vest, with a weighted average grant date fair value of $13.33 per unit and an intrinsic value of $4.7 million. There was $9.5 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the six months ended June 30, 2020 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2020	631,365	$25.48	$6,831
Granted	29,544	7.87
Phantom units outstanding as of June 30, 2020	660,909	24.69	2,155

Total SERP and Directors' Deferred Compensation Plan expense was $0.1 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $16.3 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Interest cost	$1,054	$1,216	$2,108	$2,432
Expected return on plan assets	(1,491)	(1,234)	(2,983)	(2,466)
Amortization of prior service cost	47	46	93	93
Amortization of net loss	1,063	982	2,127	1,961
Net periodic benefit cost (1)	$673	$1,010	$1,345	$2,020
(1)	Net periodic benefit cost for the Pension Plan is included in the Other expense line item within our condensed consolidated statements of income.

During the six months ended June 30, 2020, we made a contribution payment of $1.1 million to the Pension Plan for the 2019 plan year.  We expect to defer all remaining contributions to the Pension Plan during 2020 until January 2021 as provided for under the Coronavirus Aid Relief and Economic Security Act of 2020 enacted in response to the COVID-19 pandemic.

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

In response to the impacts of the COVID-19 pandemic, we announced on March 30, 2020 a temporary cessation of coal production at our River View, Gibson, Hamilton and Warrior mining complexes in our Illinois Basin segment and on April 9, 2020 a temporary cessation of coal production at our MC Mining complex in our Appalachia segment. Underground production operations resumed in May at the River View and Warrior mines in the Illinois Basin and subsequently at each of the remaining mining complexes – Gibson and Hamilton in the Illinois Basin and MC Mining in Appalachia. All of our seven mining complexes are now producing coal. However, several mines will be running at less than capacity due to a limited spot market in the U.S. and a seaborne market that continues to be sub-economic for U.S. production. Due to the ongoing and unforeseen impacts of the COVID-19 pandemic, on April 15, 2020, 116 employees of the Gibson County mining complex and 78 employees of the Hamilton mining complex were notified that their employment would be terminated permanently on April 26, 2020.  In addition to reduced production levels and employment adjustments, we have also taken numerous actions to optimize cash flows and preserve liquidity by reducing capital expenditures, working capital, costs and expenses, including adjusting our corporate support structure to better align to current operating levels.

Reportable segment results are presented below.

	Illinois			Other and	Elimination
	Basin	Appalachia	Minerals	Corporate	(1)	Consolidated

	(in thousands)
Three Months Ended June 30, 2020

Revenues - Outside	$137,787	$107,110	$7,847	$2,458	$—	$255,202
Revenues - Intercompany	—	—	—	2,497	(2,497)	—
Total revenues (2)	137,787	107,110	7,847	4,955	(2,497)	255,202

Segment Adjusted EBITDA Expense (3)	108,478	73,959	1,119	4,147	(162)	187,541
Segment Adjusted EBITDA (4)	26,157	30,548	6,881	805	(2,335)	62,056
Capital expenditures	14,029	19,686	—	166	—	33,881

Three Months Ended June 30, 2019

Revenues - Outside	$331,500	$160,244	$12,428	$12,882	$—	$517,054
Revenues - Intercompany	4,173	—	—	3,108	(7,281)	—
Total revenues (2)	335,673	160,244	12,428	15,990	(7,281)	517,054

Segment Adjusted EBITDA Expense (3)	208,309	105,122	1,765	9,442	(5,041)	319,597
Segment Adjusted EBITDA (4)	96,075	53,779	11,098	6,551	(2,240)	165,263
Capital expenditures	59,476	20,987	—	1,121	—	81,584

Six Months Ended June 30, 2020

Revenues - Outside	$341,659	$235,213	$22,110	$6,983	$—	$605,965
Revenues - Intercompany	—	—	—	5,356	(5,356)	—
Total revenues (2)	341,659	235,213	22,110	12,339	(5,356)	605,965

Segment Adjusted EBITDA Expense (3)	258,465	153,669	2,002	8,789	(686)	422,239
Segment Adjusted EBITDA (4)	76,186	78,058	20,636	3,547	(4,670)	173,757
Total assets	1,099,463	501,614	628,308	462,936	(406,693)	2,285,628
Capital expenditures	40,258	43,257	—	730	—	84,245

Six Months Ended June 30, 2019

Revenues - Outside	$676,899	$319,648	$23,156	$23,953	$—	$1,043,656
Revenues - Intercompany	8,170	—	—	6,199	(14,369)	—
Total revenues (2)	685,069	319,648	23,156	30,152	(14,369)	1,043,656

Segment Adjusted EBITDA Expense (3)	405,731	204,871	3,592	18,148	(9,888)	622,454
Segment Adjusted EBITDA (4)	218,812	112,434	20,230	24,912	(4,481)	371,907
Total assets	1,407,019	483,265	516,503	460,353	(364,419)	2,502,721
Capital expenditures (5)	107,930	54,333	—	3,364	—	165,627
(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding, financing between segments and insurance premiums paid to Wildcat Insurance.

(2)	Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, administrative service revenues from affiliates, Wildcat Insurance revenues and brokerage coal sales.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Segment Adjusted EBITDA Expense	$187,541	$319,597	$422,239	$622,454
Outside coal purchases	—	(5,311)	—	(5,311)
Other expense	(377)	(13)	(733)	(142)
Operating expenses (excluding depreciation, depletion and amortization)	$187,164	$314,273	$421,506	$617,001

(4)	Segment Adjusted EBITDA is defined as net income (loss) attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, settlement gain, asset and goodwill impairments and acquisition gain. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Consolidated Segment Adjusted EBITDA	$62,056	$165,263	$173,757	$371,907
General and administrative	(13,822)	(19,521)	(27,260)	(37,333)
Depreciation, depletion and amortization	(83,559)	(76,913)	(157,480)	(148,052)
Asset impairments	—	—	(24,977)	—
Goodwill impairment	—	—	(132,026)	—
Interest expense, net	(11,416)	(10,573)	(23,643)	(21,904)
Acquisition gain	—	—	—	177,043
Income tax (expense) benefit	77	(186)	182	(80)
Acquisition gain attributable to noncontrolling interest	—	—	—	(7,083)
Net income (loss) attributable to ARLP	$(46,664)	$58,070	$(191,447)	$334,498
Noncontrolling interest	(15)	114	61	7,290
Net income (loss)	$(46,679)	$58,184	$(191,386)	$341,788

(5)	Capital Expenditures shown exclude the AllDale Acquisition which occurred in January 2019.

19.SUBSEQUENT EVENTS

Other than the event described in Note 12, there were no subsequent events.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business.  While there have been some signs of increasing economic activity, some states have paused or reversed re-opening plans, impacting economic recovery efforts.  With the timing and pace of recovery remaining unclear, the full extent of the operational and financial impact that the COVID-19 pandemic may have on us has yet to be determined.  As a result of these uncertainties, we are currently unable to accurately predict how COVID-19 will affect our results of operations in the future.

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

●	Appalachia reportable segment includes currently operating mining complexes (a) Mettiki mining complex ("Mettiki"), (b) Tunnel Ridge, LLC mining complex ("Tunnel Ridge"), and (c) MC Mining, LLC's ("MC Mining") mining complex. Mettiki includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal,

LLC's preparation plant. The Appalachia reportable segment also includes the Penn Ridge assets, which are primarily coal mineral interests.

●	Minerals reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale Minerals III, LP ("AllDale III") (Note 11 – Investments) and Cavalier Minerals. AR Midland acquired its mineral interest in the Wing Acquisition (Note 3 – Acquisition). Please read "Item 1. Financial Statements (Unaudited)—Note 3 – Acquisition" and "—Note 11 – Investments" of this Quarterly Report on Form 10-Q for more information on the Wing Acquisition and AllDale III, respectively.

●	Other and Corporate includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Alliance Coal's coal brokerage activity and Alliance Minerals' prior equity investment in Kodiak. In February 2019, Kodiak redeemed our equity investment (see Note 11 – Investments). In addition, Other and Corporate includes certain Alliance Resource Properties' land and coal mineral interest activities, Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 9 – Long-Term Debt). Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Long-term Debt" and "—Note 11 – Investments" of this Quarterly Report on Form 10-Q for more information on AROP Funding and Kodiak redemption, respectively.

Market Developments and Our Response for the Six Months Ended June 30, 2020

We began the year anticipating our results for the six months ended June 30, 2020 (the "2020 Period") would be negatively impacted by challenging coal market conditions primarily due to low natural gas prices and the overhang of coal supply caused by the collapse of thermal coal export prices during the second half of 2019.  As the year progressed, mild weather conditions and deteriorating natural gas prices placed increased pressure on the performance of our coal operations.  Also, our Minerals segment results were impacted by natural gas prices remaining low and the collapse in oil prices following actions by the Organization of Petroleum Exporting Countries and Russia.  These trends accelerated substantially with unprecedented demand destruction across all energy markets due to the disruptions to global economies in response to the COVID-19 pandemic.  For the 2020 Period coal-fired generation in the eastern U.S. declined 33% compared to the same time period in 2019.  Demand for oil and natural gas also fell precipitously, driving commodity prices lower and leading operators to curtail production.

In response to these market conditions, we halted production at all of our mining complexes in the Illinois Basin at the end of March and our MC Mining complex in East Kentucky in early April. With an objective of reducing coal production to match existing contracted sales commitments for 2020, we planned to curtail production at these operations as long as it was possible to meet customer obligations from existing coal inventories.  Throughout the second quarter of 2020 we monitored coal inventories at each location and worked closely with customers to determine when it would be necessary to resume coal production.  Consistent with this plan, underground production operations resumed in May at the River View and Warrior mines in the Illinois Basin and subsequently at each of the remaining mining complexes – Gibson and Hamilton in the Illinois Basin and MC Mining in Appalachia. All of our seven mining complexes are now producing coal.  However, several mines are running at less than capacity due to a limited spot market in the U.S. and a seaborne market that continues to be sub-economic for U.S. production.  Also in response to these market conditions, we have undertaken numerous efforts to optimize cash flows, reduce working capital requirements and strictly control capital expenditures and expenses.  In addition, the Board of Directors of ARLP's general partner (the "Board") decided to suspend the cash distribution to unitholders for the first, second and third quarters of 2020.

Impact of the COVID-19 Pandemic

In the 2020 Period, a variety of measures in the U.S. and abroad in response to the COVID-19 pandemic resulted in an unprecedented reduction in demand for energy.  These measures have included travel restrictions, gathering bans and stay-at-home orders.  All of our operations have been classified as essential in the states in which we operate.  Therefore, to protect our employees during the COVID-19 pandemic, we have implemented numerous health and safety protocols designed to contain and mitigate the risk of infection from COVID-19.  The safety of our employees, their families and communities as well as customers, vendors and suppliers visiting our locations will remain a priority for us.  We will continually evaluate the need for further safeguards as the pandemic continues.

As discussed above, we curtailed coal production during the 2020 Period in response to demand destruction caused by the COVID-19 pandemic, including the temporary cessation of production at various operations in both the Illinois Basin and Appalachian regions.  Due to the ongoing and unforeseen impacts of the COVID-19 pandemic, on April 15, 2020, 116 employees of the Gibson County mining complex and 78 employees of the Hamilton mining complex were notified that their employment would be terminated permanently on April 26, 2020.  In light of the downturn in market conditions during the 2020 Period and the ongoing uncertainty surrounding the COVID-19 pandemic, we have also taken the following additional actions:

●	To mitigate the reduced revenues from lower coal sales volumes and depressed commodity prices impacting our minerals segment, we have undertaken numerous efforts to optimize cash flows, reduce working capital requirements and strictly control capital expenditures, operating expenses and general and administrative expenses. Our cost control initiatives during the 2020 Period have resulted in significant reductions in expenses in each of these categories compared to the same period in 2019. The cost reductions are discussed in more detail below.

●	The Board has suspended the cash distribution to unitholders for the first, second and third quarters of 2020.

●	We have also withdrawn our initial 2020 operating and financial guidance provided on January 27, 2020, which did not reflect the impact of the COVID-19 pandemic.

●	On March 9, 2020, we strengthened our liquidity by entering into a $537.75 million (reducing to $459.5 million on May 23, 2021) revolving credit facility with a termination date of March 9, 2024, replacing the $494.75 million revolving credit facility that was set to expire on May 23, 2021. The loan under the revolving credit facility is guaranteed by certain of our direct and indirect subsidiaries and substantially all of their assets, with the exception of our oil and gas subsidiaries and their assets.

We are continuing to monitor and may take further actions to minimize any adverse impact caused by the COVID-19 pandemic.

The trend of our earnings has been impacted by the significant decrease in global energy demand caused by the COVID-19 pandemic as well as already weak coal market conditions and declining oil prices resulting from actions of major oil producing countries.  The following comparisons between the three months ended June 30, 2020 (the "2020 Quarter") and the three months ended March 31, 2020 (the "Sequential Quarter") reflect the impacts of these trends.

	The 2020 Quarter Compared to the Sequential Quarter
	Consolidated	Illinois Basin	Appalachia	Minerals
	Increase (Decrease)
Revenues	(27.2)%	(32.4)%	(16.4)%	(45.0)%
Tons Sold	(28.5)%	(33.7)%	(16.4)%	N/A
Tons Produced	(46.1)%	(59.7)%	(16.7)%	N/A
BOE	(17.0)%	N/A	N/A	(17.0)%
Segment Adjusted EBITDA	(44.4)%	(47.7)%	(35.7)%	(50.0)%
Segment Adjusted EBITDA Expense	(20.1)%	(27.7)%	(7.2)%	26.7%

Please see our discussion in "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-Q for the quarterly period ended March 31, 2020 for more information with respect to the results of the Sequential Quarter.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

We reported a net loss attributable to ARLP of $46.7 million for the 2020 Quarter compared to net income attributable to ARLP of $58.2 million for the three months ended June 30, 2019 ("2019 Quarter").  The decrease of $104.9 million was primarily due to our decision to temporarily cease coal production at five of our seven mining complexes at the beginning of the 2020 Quarter in response to the impacts of the COVID-19 pandemic and coal market deterioration. Production days were cut in half compared to the first quarter of 2020 as we gradually resumed production at reduced levels during the 2020 Quarter.  The ongoing effects of the COVID-19 pandemic significantly impacted our results for the 2020 Quarter with total revenues decreasing to $255.2 million compared to $517.1 million for the 2019 Quarter.  Operating expenses of $187.2 million for the 2020 Quarter were also significantly lower compared to $314.3 million in the 2019 Quarter.

	Three Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(per ton sold)
Tons sold	5,186	10,216	N/A	N/A
Tons produced	4,323	10,036	N/A	N/A
Coal sales	$236,286	$461,310	$45.56	$45.16
Coal - Segment Adjusted EBITDA Expense (1) (2)	$186,422	$317,832	$35.95	$31.11
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.

Coal sales.  Coal sales decreased $225.0 million or 48.8% to $236.3 million for the 2020 Quarter from $461.3 million for the 2019 Quarter.  The decrease was attributable to a volume variance of $227.1 million resulting from decreased tons sold, minimally offset by a positive price variance of $2.1 million due to higher average coal sales prices.  Coal sales volumes declined 49.2% to 5.2 million tons primarily due to weak coal demand caused in large part by the COVID-19 pandemic. Coal sales price realizations increased 0.9% in the 2020 Quarter to $45.56 per ton sold, compared to $45.16 per ton sold during the 2019 Quarter primarily due to an increased sales mix of higher-priced Appalachia sales tons in the 2020 Quarter.

Oil & gas royalties.  Our mineral interests contributed royalty revenues of $7.8 million in the 2020 Quarter compared to $11.9 million for the 2019 Quarter.  The decrease in royalty revenues is primarily due to lower oil & gas sales price realizations resulting from reduced demand amid the COVID-19 pandemic.  Partially offsetting lower prices, royalty revenues benefited from higher volumes as a result of the Wing Acquisition in August 2019 as well as continued drilling and development activity on our mineral interests.  Please read "Item 1. Financial Statements (Unaudited)—Note 3 – Acquisition" of this Quarterly Report on Form 10-Q for more information on the Wing Acquisition.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, decreased 41.3% to $186.4 million, primarily as a result of reduced coal sales volumes reflecting our decision to temporarily idle production at certain mines during the 2020 Quarter.  On a per ton basis, Segment Adjusted EBITDA Expense, excluding our Minerals segment, increased 15.6% in the 2020 Quarter to $35.95 per ton, compared to $31.11 per ton in the 2019 Quarter, primarily due to the per ton cost impact of lower coal volumes and a greater mix of coal volumes from our higher cost Appalachian production. Our costs per ton were further impacted by increased inventory charges and other cost variances discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 25.4% to $12.33 per ton in the 2020 Quarter from $9.83 per ton in the 2019 Quarter. The increase of $2.50 per ton was primarily due to curtailed production and volume mix discussed above.

●	Workers' compensation expenses per ton produced increased to $1.33 per ton in the 2020 Quarter from $0.82 per ton in the 2019 Quarter. The increase of $0.51 per ton produced resulted primarily from curtailed production, partially offset by reduced mid-year actuarial workers' compensation accrual adjustments in the 2020 Quarter compared to the 2019 Quarter. Please read "Part I - Item 1. Financial Statements (Unaudited)—Note 15 – Workers' Compensation and Pneumoconiosis" of this Quarterly Report on Form 10-Q for more information on the workers' compensation accrual adjustments.

●	Material and supplies expenses per ton produced increased 1.1% to $11.36 per ton in the 2020 Quarter from $11.24 per ton in the 2019 Quarter. The increase of $0.12 per ton produced resulted primarily from related increases of $0.87 per ton for power and fuel used in the mining process, $0.63 per ton for outside expenses and $0.39 per ton for environmental and reclamation expenses, partially offset by decreases of $1.18 per ton for roof support and $0.55 per ton for contract labor used in the mining process.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.97 per produced ton sold in the 2020 Quarter compared to the 2019 Quarter primarily as a result of a $0.60 per ton government-imposed increase in the federal black lung excise tax, effective January 1, 2020 and an unfavorable state production mix, partially offset by reduced excise taxes resulting from decreased export shipments.

Segment Adjusted EBITDA Expense increases per ton above were partially offset by the following decreases:

●	Maintenance expenses per ton produced decreased 12.4% to $3.18 per ton in the 2020 Quarter from $3.63 per ton in the 2019 Quarter. The decrease of $0.45 per ton produced was primarily due to reduced maintenance requirements as a result of curtailed production discussed above.

●	We had no sales of outside coal purchases in the 2020 Quarter compared to $5.3 million in the 2019 Quarter. Thus, costs per ton in the 2020 Quarter benefited as our cost of outside coal purchases are generally higher on a per ton basis than our produced coal.

Other revenues.  Other revenues were principally comprised of Mt. Vernon transloading revenues in our Illinois Basin segment, oil & gas lease bonuses in our Minerals segment and Matrix Design sales in our Other & Corporate segment, in addition to revenues not specific to any particular segment such as contract buy-out revenues and other outside services.  Other revenues decreased to $5.4 million in the 2020 Quarter from $11.2 million in the 2019 Quarter.  The decrease of $5.8 million was primarily due to reduced sales of mining technology products by Matrix Design and lower volumes at our Mt. Vernon transloading facility.

General and administrative.  General and administrative expenses for the 2020 Quarter decreased to $13.8 million compared to $19.5 million in the 2019 Quarter.  The decrease of $5.7 million was primarily due to lower incentive compensation expenses and reduced outside services.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $83.6 million for the 2020 Quarter compared to $76.9 million for 2019 Quarter primarily as a result of charges related to increased sales from coal inventory and increased oil & gas production from our Minerals segment.

Transportation revenues and expenses.  Transportation revenues and expenses were $5.8 million and $32.6 million for the 2020 and 2019 Quarters, respectively.  The decrease of $26.8 million was primarily attributable to decreased coal tonnage for which we arrange third-party transportation at certain mines primarily due to reduced coal shipments to international markets and a decrease in average third-party transportation rates in the 2020 Quarter.  Transportation revenues are recognized in an amount equal to transportation expenses when title to the coal passes to the customer.

Segment Adjusted EBITDA.  Our 2020 Quarter Segment Adjusted EBITDA decreased $103.2 million, or 62.5%, to $62.1 million from the 2019 Quarter Segment Adjusted EBITDA of $165.3 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volume and Segment Adjusted EBITDA Expense by segment are as follows:

	Three Months Ended
	June 30,
	2020	2019	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$26,157	$96,075	$(69,918)	(72.8)%
Coal - Appalachia	30,548	53,779	(23,231)	(43.2)%
Minerals	6,881	11,098	(4,217)	(38.0)%
Other and Corporate	805	6,551	(5,746)	(87.7)%
Elimination	(2,335)	(2,240)	(95)	(4.2)%
Total Segment Adjusted EBITDA (2)	$62,056	$165,263	$(103,207)	(62.5)%

Tons sold
Coal - Illinois Basin	3,350	7,567	(4,217)	(55.7)%
Coal - Appalachia	1,836	2,649	(813)	(30.7)%
Other and Corporate	—	142	(142)	(1)
Elimination	—	(142)	142	(1)
Total tons sold	5,186	10,216	(5,030)	(49.2)%

Coal sales
Coal - Illinois Basin	$134,160	$301,981	$(167,821)	(55.6)%
Coal - Appalachia	102,126	157,951	(55,825)	(35.3)%
Other and Corporate	—	5,551	(5,551)	(1)
Elimination	—	(4,173)	4,173	(1)
Total coal sales	$236,286	$461,310	$(225,024)	(48.8)%

Other revenues
Coal - Illinois Basin	$474	$2,405	$(1,931)	(80.3)%
Coal - Appalachia	2,380	950	1,430	(1)
Minerals	61	536	(475)	(88.6)
Other and Corporate	4,955	10,439	(5,484)	(52.5)%
Elimination	(2,497)	(3,108)	611	19.7%
Total other revenues	$5,373	$11,222	$(5,849)	(52.1)%

BOE volume and oil & gas royalties
Volume - BOE (3)	411	353	58	16.4%
Oil & gas royalties	$7,786	$11,892	$(4,106)	(34.5)%

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$108,478	$208,309	$(99,831)	(47.9)%
Coal - Appalachia	73,959	105,122	(31,163)	(29.6)%
Minerals	1,119	1,765	(646)	(36.6)%
Other and Corporate	4,147	9,442	(5,295)	(56.1)%
Elimination	(162)	(5,041)	4,879	96.8%
Total Segment Adjusted EBITDA Expense	$187,541	$319,597	$(132,056)	(41.3)%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

Illinois Basin – Segment Adjusted EBITDA decreased 72.8% to $26.2 million in the 2020 Quarter from $96.1 million in the 2019 Quarter.  The decrease of $69.9 million was primarily attributable to lower coal sales, which decreased 55.6% to $134.2 million in the 2020 Quarter from $302.0 million in the 2019 Quarter, partially offset by reduced operating expenses.  The decrease of $167.8 million in coal sales primarily reflects reduced coal sales volumes, which decreased 55.7% compared to the 2019 Quarter caused by weak coal demand resulting in large part by the COVID-19 pandemic and coal market deterioration.  The weak coal demand also resulted in our curtailment of production in the region, including temporary cessation of coal production at our River View, Gibson, Hamilton and Warrior mining complexes.  Segment Adjusted EBITDA Expense decreased 47.9% to $108.5 million in the 2020 Quarter from $208.3 million in the 2019 Quarter primarily as a result of reduced coal sales volumes.  Segment Adjusted EBITDA Expense per ton increased $4.85 per ton sold to $32.38 from $27.53 per ton sold in the 2019 Quarter, primarily due to reduced coal sales and production volumes, increased coal inventory charges and higher excise and severance taxes in addition to certain cost increases described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia – Segment Adjusted EBITDA decreased 43.2% to $30.5 million for the 2020 Quarter from $53.8 million in the 2019 Quarter.  The decrease of $23.3 million was primarily attributable to lower coal sales, which decreased 35.3% to $102.1 million in the 2020 Quarter from $158.0 million in the 2019 Quarter.  The decrease of $55.9 million in coal sales reflects lower coal sales volumes and price realizations.  Sales volumes decreased 30.7% in the 2020 Quarter compared to the 2019 Quarter due to curtailed production in the region as a result of weak coal market conditions caused in large part by the COVID-19 pandemic.  Coal sales price per ton sold in the 2020 Quarter decreased 6.7% compared to the 2019 Quarter primarily due to lower metallurgical coal sales prices.  Segment Adjusted EBITDA Expense decreased 29.6% to $74.0 million in the 2020 Quarter from $105.1 million in the 2019 Quarter due to reduced coal sales volumes.  Segment Adjusted EBITDA Expense per ton increased $0.60 per ton sold to $40.28 compared to $39.68 per ton sold in the 2019 Quarter, as a result of reduced volumes in the region, an increased sales mix of higher-cost Mettiki tonnage, higher excise and severance taxes and increased inventory charges, partially offset by reduced sales of higher cost outside coal purchases.  See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Minerals – Segment Adjusted EBITDA decreased to $6.9 million for the 2020 Quarter from $11.1 million in the 2019 Quarter.  The decrease of $4.2 million primarily resulted from lower sales price realizations per BOE due to reduced demand amid the COVID-19 pandemic, partially offset by higher volumes, which increased 16.4% compared to the 2019 Quarter primarily as a result of production from the additional mineral interests acquired in the Wing Acquisition in August 2019 as well as continued drilling and development activity on our mineral interests.

Other and Corporate – Segment Adjusted EBITDA decreased by $5.8 million to $0.8 million in the 2020 Quarter compared to $6.6 million in the 2019 Quarter.  The decrease was primarily attributable to reduced coal brokerage activity and mining technology product sales from Matrix Group.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

We reported a net loss attributable to ARLP of $191.4 million for the 2020 Period compared to net income attributable to ARLP of $334.5 million for the six months ended June 30, 2019 ("2019 Period").  The net income decrease of $525.9 million was primarily due to a $437.7 million decline in total revenues, non-cash asset and goodwill impairment charges of $157.0 million recorded in the 2020 Period, a net gain of $170.0 million related to the 2019 AllDale Acquisition and the redemption of our preferred interest in Kodiak in the 2019 Period.  These net income reductions were partially offset by lower operating expenses and transportation expenses of $421.5 million and $10.5 million, respectively, for the 2020 Period compared to $617.0 million and $62.9 million, respectively, in the 2019 Period.  Total revenues decreased 41.9% to $606.0 million for the 2020 Period compared to $1.04 billion for the 2019 Period primarily due to lower coal sales and transportation revenues resulting from weak market conditions and disruptions caused by the COVID-19 pandemic.

	Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(per ton sold)
Tons sold	12,437	20,537	N/A	N/A
Tons produced	12,344	21,359	N/A	N/A
Coal sales	$550,923	$937,326	$44.30	$45.64
Coal - Segment Adjusted EBITDA Expense (1) (2)	$420,237	$618,862	$33.79	$30.13
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.

Coal sales.  Coal sales decreased $386.4 million or 41.2% to $550.9 million for the 2020 Period from $937.3 million for the 2019 Period.  The decrease was attributable to a volume variance of $369.7 million resulting from decreased tons sold and a price variance of $16.7 million due to lower average coal sales prices.  Tons sold declined 39.4% to 12.4 million tons in the 2020 Period due to reduced volumes across all of our mining operations resulting from demand destruction for coal-powered electricity caused primarily by the COVID-19 pandemic and low natural gas prices, in addition to lower volumes resulting from a seaborne market that continues to be sub-economic for U.S. production.  Primarily due to reduced shipments of thermal and metallurgical coal to international markets, coal sales price realizations declined 2.9% in the 2020 Period to $44.30 per ton sold, compared to $45.64 per ton sold during the 2019 Period.  As a result of temporarily idling production at certain mines during the 2020 Period, coal production volumes fell to 12.3 million tons, a reduction of 42.2% compared to the 2019 Period.

Oil & gas royalties.  Oil & gas royalty revenues decreased slightly to $22.0 million in the 2020 Period compared to $22.3 million for the 2019 Period.  The decrease was primarily due to lower average prices partially offset by higher volumes resulting from the Wing Acquisition in August 2019 as well as continued drilling and development activity on our mineral interests.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, decreased 32.1% to $420.2 million, primarily as a result of reduced coal sales volumes.  Segment Adjusted EBITDA Expense per ton increased 12.1% in the 2020 Period to $33.79 per ton, compared to $30.13 per ton in the 2019 Period. The increase was attributed primarily to the per ton cost impact of lower coal volumes and an increased sales mix of higher-cost Appalachia region sales tons in addition to other cost increases which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 21.7% to $11.38 per ton in the 2020 Period from $9.35 per ton in the 2019 Period. The increase of $2.03 per ton was primarily due to curtailed production and the regional sales mix discussed above.

●	Workers' compensation expenses per ton produced increased to $0.74 per ton in the 2020 Period from $0.55 per ton in the 2019 Period. The increase of $0.19 per ton produced resulted from curtailed production, partially offset by the impact of comparative mid-year actuarial workers' compensation accrual adjustments in the 2020 Period compared to the 2019 Period. Please read "Part I - Item 1. Financial Statements (Unaudited)—Note 15 – Workers' Compensation and Pneumoconiosis" of this Quarterly Report on Form 10-Q for more information on the workers' compensation accrual adjustments.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.64 per produced ton sold in the 2020 Period compared to the 2019 Period primarily as a result of a $0.60 per ton government-imposed increase in the federal black lung excise tax, effective January 1, 2020 and an unfavorable state production mix partially offset by reduced excise taxes resulting from decreased export shipments.

General and administrative.  General and administrative expenses for the 2020 Period decreased to $27.3 million compared to $37.3 million in the 2019 Period.  The decrease of $10.0 million was primarily due to lower incentive compensation expenses, including the reversal of cumulative previously recognized expense for restricted units in our

LTIP granted in 2019 that are no longer considered probable for vesting at the end of 2021. Please read "Item 1. Financial Statements (Unaudited)—Note 16 – Compensation Plans" of this Quarterly Report on Form 10-Q for more information on our LTIP and vesting matters.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $157.5 million for the 2020 Period compared to $148.1 million for 2019 Period primarily as a result of higher coal inventory charges and increased oil & gas production from our Minerals segment.

Asset impairments.  During the 2020 Period, we recorded $25.0 million of non-cash asset impairment charges due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment and greenfield coal reserves as a result of weakened coal market conditions.  Please read "Item 1. Financial Statements (Unaudited)—Note 4 – Long-Lived Asset Impairments" of this Quarterly Report on Form 10-Q.

Goodwill impairment.  During the 2020 Period, we recorded a $132.0 million non-cash goodwill impairment charge associated with our Hamilton mine, primarily as the result of reduced expected production volumes due to weakened coal market conditions and low energy demand resulting in part from the COVID-19 pandemic.  Please read "Item 1. Financial Statements (Unaudited)—Note 5 – Goodwill Impairment" of this Quarterly Report on Form 10-Q.

Equity securities income.  Equity securities income decreased $12.9 million compared to the 2019 Period as we did not recognize equity securities income in the 2020 Period due to the redemption of our preferred interest in Kodiak in the 2019 Period.

Acquisition gain.  We recorded a non-cash acquisition gain of $177.0 million in the 2019 Period associated with the AllDale Acquisition to reflect the fair value of the interests in AllDale I and II we already owned at the time of the acquisition.

Transportation revenues and expenses.  Transportation revenues and expenses were $10.5 million and $62.9 million for the 2020 and 2019 Periods, respectively.  The decrease of $52.4 million was largely attributable to decreased coal tonnage for which we arrange third-party transportation at certain mines primarily reflecting reduced coal shipments to international markets and a decrease in average third-party transportation rates in the 2020 Period.  Transportation revenues are recognized in an amount equal to transportation expenses when title to the coal passes to the customer.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased to $0.1 million in the 2020 Period from $7.3 million in the 2019 Period as a result of allocating $7.1 million of the acquisition gain discussed above to noncontrolling interest in the 2019 Period.

Segment Adjusted EBITDA.  Our 2020 Period Segment Adjusted EBITDA decreased $198.1 million, or 53.3%, to $173.8 million from the 2019 Period Segment Adjusted EBITDA of $371.9 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volume and Segment Adjusted EBITDA Expense by segment are as follows:

	Six Months Ended
	June 30,
	2020	2019	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$76,186	$218,812	$(142,626)	(65.2)%
Coal - Appalachia	78,058	112,434	(34,376)	(30.6)%
Minerals	20,636	20,230	406	2.0%
Other and Corporate	3,547	24,912	(21,365)	(85.8)%
Elimination	(4,670)	(4,481)	(189)	(4.2)%
Total Segment Adjusted EBITDA (2)	$173,757	$371,907	$(198,150)	(53.3)%

Tons sold
Coal - Illinois Basin	8,406	15,240	(6,834)	(44.8)%
Coal - Appalachia	4,031	5,297	(1,266)	(23.9)%
Other and Corporate	—	278	(278)	(1)
Elimination	—	(278)	278	(1)
Total tons sold	12,437	20,537	(8,100)	(39.4)%

Coal sales
Coal - Illinois Basin	$333,258	$619,251	$(285,993)	(46.2)%
Coal - Appalachia	217,665	315,404	(97,739)	(31.0)%
Other and Corporate	—	10,841	(10,841)	(1)
Elimination	—	(8,170)	8,170	(1)
Total coal sales	$550,923	$937,326	$(386,403)	(41.2)%

Other revenues
Coal - Illinois Basin	$1,392	$5,293	$(3,901)	(73.7)%
Coal - Appalachia	14,061	1,901	12,160	(1)
Minerals	85	871	(786)	(90.2)%
Other and Corporate	12,339	19,311	(6,972)	(36.1)%
Elimination	(5,356)	(6,199)	843	13.6%
Total other revenues	$22,521	$21,177	$1,344	6.3%

BOE volume and oil & gas royalties
Volume - BOE (3)	906	680	226	33.2%
Oil & gas royalties	$22,025	$22,285	$(260)	(1.2)%

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$258,465	$405,731	$(147,266)	(36.3)%
Coal - Appalachia	153,669	204,871	(51,202)	(25.0)%
Minerals	2,002	3,592	(1,590)	(44.3)%
Other and Corporate	8,789	18,148	(9,359)	(51.6)%
Elimination	(686)	(9,888)	9,202	93.1%
Total Segment Adjusted EBITDA Expense	$422,239	$622,454	$(200,215)	(32.2)%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

Illinois Basin – Segment Adjusted EBITDA decreased 65.2% to $76.2 million in the 2020 Period from $218.8 million in the 2019 Period.  The decrease of $142.6 million was primarily attributable to lower coal sales, which decreased 46.2% to $333.3 million in the 2020 Period from $619.3 million in the 2019 Period, partially offset by reduced operating expenses.  The decrease of $286.0 million in coal sales primarily reflects reduced coal sales volumes, which decreased 46.2% compared to the 2019 Period due to curtailed production across all of our mining operations in the region as a result of weak coal market conditions amid the COVID-19 pandemic. Segment Adjusted EBITDA Expense decreased 36.3% to $258.5 million in the 2020 Period from $405.7 million in the 2019 Period primarily as a result of reduced coal sales volumes.  Segment Adjusted EBITDA Expense per ton increased $4.13 per ton sold to $30.75 from $26.62 per ton sold in the 2019 Period, primarily due to reduced coal volumes and certain cost increases described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia – Segment Adjusted EBITDA decreased 30.6% to $78.1 million for the 2020 Period from $112.4 million in the 2019 Period.  The decrease of $34.3 million was primarily attributable to lower coal sales, which decreased 31.0% to $217.7 million in the 2020 Period from $315.4 million in the 2019 Period.  The decrease of $97.7 million in coal sales reflects lower coal sales volumes and price realizations.  Sales volumes decreased 23.9% in the 2020 Period compared to the 2019 Period due to curtailed production in the region as a result of weak coal market conditions amid the COVID-19 pandemic.  Coal sales price per ton sold in the 2020 Period decreased 9.3% compared to the 2019 Period primarily due to reduced metallurgical coal sales volumes and price realizations at our Mettiki mine.  Segment Adjusted EBITDA Expense decreased 25.0% to $153.7 million in the 2020 Period from $204.9 million in the 2019 Period due to reduced coal sales volumes.  Segment Adjusted EBITDA Expense per ton decreased $0.56 per ton sold to $38.12 compared to $38.68 per ton sold in the 2019 Period, as a result of fewer longwall move days at both our Tunnel Ridge and Mettiki mines and reduced roof support and contract labor expenses per ton, partially offset by curtailed production in the region, particularly from the temporary cessation of operations at our MC Mining mine during the 2020 Period, and an increased sales mix of higher-cost Mettiki tonnage. See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Minerals – Segment Adjusted EBITDA increased slightly to $20.6 million for the 2020 Period from $20.2 million in the 2019 Period reflecting increased production volumes from the additional mineral interests acquired in the Wing Acquisition in August 2019 and from continued drilling and development activities, partially offset by reduced average sales price per BOE due to reduced demand amid the COVID-19 pandemic.

Other and Corporate – Segment Adjusted EBITDA decreased by $21.4 million to $3.5 million in the 2020 Period compared to $24.9 million in the 2019 Period.  The decrease was primarily attributable to lower equity securities income as a result of the redemption of our preferred interest in Kodiak in the 2019 Period, decreased coal brokerage activity and lower mining technology product sales from the Matrix Group.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income (loss) attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, asset and goodwill impairments and acquisition gain.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Consolidated Segment Adjusted EBITDA	$62,056	$165,263	$173,757	$371,907
General and administrative	(13,822)	(19,521)	(27,260)	(37,333)
Depreciation, depletion and amortization	(83,559)	(76,913)	(157,480)	(148,052)
Asset impairments	—	—	(24,977)	—
Goodwill impairment	—	—	(132,026)	—
Interest expense, net	(11,416)	(10,573)	(23,643)	(21,904)
Acquisition gain	—	—	—	177,043
Income tax (expense) benefit	77	(186)	182	(80)
Acquisition gain attributable to noncontrolling interest	—	—	—	(7,083)
Net income (loss) attributable to ARLP	$(46,664)	$58,070	$(191,447)	$334,498
Noncontrolling interest	(15)	114	61	7,290
Net income (loss)	$(46,679)	$58,184	$(191,386)	$341,788

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Segment Adjusted EBITDA Expense	$187,541	$319,597	$422,239	$622,454
Outside coal purchases	—	(5,311)	—	(5,311)
Other expense	(377)	(13)	(733)	(142)
Operating expenses (excluding depreciation, depletion and amortization)	$187,164	$314,273	$421,506	$617,001

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, commitments and any distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control including the COVID-19 pandemic.  Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate remaining in compliance with the covenants of the Credit Agreement and do not expect any constraints to our liquidity.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and "Part II - Item 1A. Risk Factors" in our Form 10-Q for the quarterly period ended March 31, 2020.

In responding to weak market conditions, lower commodity prices, and the lockdown initiated in the first quarter of 2020 to certain areas of the global economy due to the COVID-19 pandemic, the Partnership took numerous actions to optimize cash flows and preserve liquidity by reducing capital expenditures, working capital, costs and expenses, including adjusting its corporate support structure to better align with current operating levels.  We have also utilized certain provisions of the Coronavirus Aid Relief and Economic Security Act of 2020 which modestly increased our short-term liquidity.

Additional actions to enhance our liquidity include our Board's decisions to suspend the cash distributions to unitholders for the Quarters ending March 31, 2020, June 30, 2020 and September 30, 2020.  We have also strengthened our liquidity by entering into a $537.75 million (reducing to $459.5 million on May 23, 2021) revolving credit facility with a termination date of March 9, 2024, replacing the $494.75 million revolving credit facility that was set to expire on May 23, 2021. In addition, on June 5, 2020 we entered into a $14.7 million equipment financing arrangement which provides for forty-eight monthly payments with an implicit interest rate of 6.1%, maturing on June 5, 2024.

In May 2018, the Board approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through June 30, 2020, we have purchased units for a total of $93.5 million under the program.  During the six months ended June 30, 2020, we did not repurchase and retire any units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

Mine Development Project

In 2018, we began development of MC Mining's Excel Mine No. 5 which continued through 2019 and into 2020.  We currently anticipate deploying capital of approximately $3.0 million to $5.0 million in 2020 to complete the project which we expect to fund with cash from operations or borrowings under our credit facilities.  We anticipate the new mine will enable us to access an additional 15 million tons of coal reserves with an expected mine life of approximately 12 years assuming recent levels of production at MC Mining's Excel Mine No. 4 continue at the new mine.  We expect the development plan for the new Excel Mine No. 5 will provide a seamless transition from the current MC Mining operation as we anticipate its reserves depleting later in 2020.

Cash Flows

Cash provided by operating activities was $170.2 million for the 2020 Period compared to $301.7 million for the 2019 Period.  The decrease in cash provided by operating activities was primarily due to a decrease in net income adjusted for non-cash items and unfavorable working capital changes primarily related to accounts payable.  These decreases were partially offset primarily by a favorable working capital change related to trade receivables and inventories.

Net cash used in investing activities was $87.5 million for the 2020 Period compared to $209.8 million for the 2019 Period.  The decrease in cash used in investing activities was primarily attributable to the AllDale Acquisition during 2019 Period and decreased capital expenditures for mine infrastructure and equipment at various mines during the 2020 Period. This comparative decrease was partially offset by cash received from the redemption of our Kodiak equity securities in the 2019 Period.

Net cash used in financing activities was $84.1 million for the 2020 Period compared to $280.9 million for the 2019 Period.  The decrease in cash used in financing activities was primarily attributable to decreases in overall net payments on the securitization and revolving credit facilities and a decrease in distributions paid to partners in the 2020 Period.

Capital Expenditures

Capital expenditures decreased to $84.2 million in the 2020 Period from $165.6 million in the 2019 Period.  See our discussion of "Cash Flows" above concerning the decrease in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the five-year period beginning in January 2020 of approximately $4.86 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2020 are estimated in a range of $130.0 million to $135.0 million.  Management anticipates funding remaining 2020 capital requirements with cash and cash equivalents ($35.1 million as of June 30, 2020), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all of the assets of the Restricted Subsidiaries.  The Credit Agreement is not guaranteed or secured by the assets of the Intermediate Partnership's oil & gas minerals subsidiary, Alliance Minerals, or its direct and indirect subsidiaries (collectively the "Unrestricted Subsidiaries").  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 3.03% as of June 30, 2020.  At June 30, 2020, we had $9.3 million of letters of credit outstanding with $263.5 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions. In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.82 to 1.0, 8.63 to 1.0 and 0.88 to 1.0, respectively, for the trailing twelve months ended June 30, 2020.  We remain in compliance with the covenants of the Credit Agreement as of June 30, 2020 and expect to remain in compliance with such covenants for the balance of the year, provided economic conditions do not deteriorate substantially.

Senior Notes.  On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  The issuers of the Senior Notes may redeem all or a part of the notes at any time at redemption prices set forth in the indenture governing the Senior Notes.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In October 2019, we extended the term of the Securitization Facility to January 2021. At June 30, 2020, we had a $38.9 million outstanding balance under the Securitization Facility.

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

November 2019 Equipment Financing.  On November 6, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $53.1 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "November 2019 Equipment Financing"). The November 2019 Equipment Financing contains customary terms and events of default and an implicit interest rate of 4.75% that provides for a four year term with forty-seven monthly payments of $1.0 million and a balloon payment of $11.6 million upon maturity on November 6, 2023. At maturity, the equipment will revert back to the Intermediate Partnership.

June 2020 Equipment Financing.  On June 5, 2020, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $14.7 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "June 2020 Equipment Financing"). The June 2020 Equipment Financing contains customary terms and events of default and provides for forty-eight monthly payments with an implicit interest rate of 6.1%, maturing on June 5, 2024. Upon maturity, the equipment will revert back to the Intermediate Partnership.

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At June 30, 2020, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP, ARH II and their respective affiliates. These related-party transactions and activities relate principally to 1) mineral leases with charitable foundations established by Mr. Craft and Kathleen S. Craft, 2) the use of aircraft, and 3) providing administrative services with respect to the mineral interests Mr. Craft acquired concurrently with the Wing Acquisition.  We also have transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding three mineral leases, (b) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") through its  noncontrolling ownership interest in Cavalier Minerals and (c) AllDale III to support its acquisition of oil & gas mineral interests.  For more information regarding the Wing Acquisition, WKY CoalPlay, Bluegrass Minerals and AllDale III, please read "Item 1. Financial Statements (Unaudited)—Note 3 – Acquisition", "—Note 10 – Variable Interest Entities" and "—Note 11 – Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2019, "Item 8. Financial Statements and Supplementary Data—Note 20 – Related-Party Transactions" for additional information concerning related-party transactions.

New Accounting Standards

See "Item 1. Financial Statements (Unaudited)—Note 2 – New Accounting Standards" of this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

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

Our results of operations are highly dependent upon the prices we receive for our coal, oil and natural gas.  The short-term coal contracts favored by some of our customers leave us more exposed to risks of declining coal price periods.  Also, as seen in our second quarter results, a significant decline in oil and natural gas prices, caused by lower global energy demand during the COVID-19 pandemic and actions of major oil producing countries, had a significant impact on our royalty revenues.  Please see "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on the impacts of the COVID-19 pandemic and lower oil and natural gas prices on the results of our operations.

We have exposure to coal, oil and natural gas sales prices and price risk for supplies that are used directly or indirectly in the normal course of coal and oil & gas production such as steel, electricity and other supplies. We manage our risk for these items through strategic sourcing contracts for normal quantities required by our operations.  Historically, we have not utilized any commodity price-hedges or other derivatives related to either our sales price or supply cost risks but may do so in the future.

Credit Risk

Most of our coal is sold to United States electric utilities or into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayment for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.  Such credit risks from customers may impact the borrowing capacity of our Securitization Facility.  See "Part I - Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Obligations – Accounts Receivable Securitization".

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We had $265.0 million in borrowings under the Revolving Credit Facility and $38.9 million in borrowings under the Securitization Facility at June 30, 2020.  A one percentage point increase in the interest rates related to the Revolving Facility and Securitization Facility would result in an annualized increase in interest expense of $3.0 million, based on borrowing levels at June 30, 2020.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2020.

During the quarterly period ended June 30, 2020, other than the changes that have resulted or may result from the Wing Acquisition as discussed below, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation (including changes as a result of remote work arrangements, staggered shift practices, personnel changes and other responses to the COVID-19 pandemic) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 2, 2019, we acquired approximately 9,000 net royalty acres in the Midland Basin (the "Wing Acquisition").  For more information on the Wing Acquisition, please see "Item 1. Financial Statements (Unaudited)—Note 3 – Acquisition" of this Quarterly Report on Form 10-Q.

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

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "forecast," "may," "project," "will," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, the potential impacts of the COVID-19 pandemic on our business operations, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These statements reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changing global economic conditions or in industries in which our customers operate;
●	changes in coal prices and/or oil & gas prices, demand and availability which could affect our operating results and cash flows;
●	actions of the major oil producing countries with respect to oil production volumes and prices may have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses' and governments' responses to the pandemic on our operations and personnel, and on demand for coal, oil and natural gas, the financial condition of our customers and suppliers, available liquidity and credit sources and broader economic disruption that is evolving;
●	changes in macroeconomic and market conditions and market volatility arising from the COVID-19 pandemic, including coal, oil, natural gas and natural gas liquids prices, and the impact of such changes and volatility on our financial position;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold mineral interests due to lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	recent action and the possibility of future action on trade made by United States and foreign governments;
●	the effect of new tariffs and other trade measures;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in raw material costs;
●	changes in the availability of skilled labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;

●	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal reserves;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in "Part II - Item 1A. Risk Factors" in our Form 10-Q for the quarterly period ended March 31, 2020.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information in Note 6. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in "Part I - Item 1. Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I - Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II - Item 1A. "Risk Factors" in our Form 10-Q for the quarterly period ended March 31, 2020, including risks associated with the COVID-19 pandemic, which could materially affect our business, financial condition or future results. The risks described in these reports are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2018, ARLP announced that the MGP board of directors approved the establishment of a unit repurchase program authorizing ARLP to repurchase up to $100 million of its outstanding limited partner common units.  The unit repurchase program is intended to enhance ARLP's ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units and repurchases may be commenced or suspended from time to time without prior notice.

During the three months ended June 30, 2020, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.  Total units repurchased include the repurchase and retirement of 35 units representing fractional units as part of the simplification transactions completed by the Partnership on May 31, 2018 which are not part of the unit repurchase program.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2020 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 6, 2020.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Robert J. Fouch

Robert J. Fouch
Vice President, Controller and
Chief Accounting Officer