Form 10-Q
period 2020-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2020-11-05
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, 127,195,219 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,135	$36,482
Trade receivables	120,875	161,679
Other receivables	1,919	256
Inventories, net	74,879	101,305
Advance royalties	344	1,844
Prepaid expenses and other assets	10,984	18,019
Total current assets	243,136	319,585
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,619,568	3,684,008
Less accumulated depreciation, depletion and amortization	(1,758,646)	(1,675,022)
Total property, plant and equipment, net	1,860,922	2,008,986
OTHER ASSETS:
Advance royalties	59,850	52,057
Equity method investments	27,415	28,529
Goodwill	4,373	136,399
Operating lease right-of-use assets	15,388	17,660
Other long-term assets	20,256	23,478
Total other assets	127,282	258,123
TOTAL ASSETS	$2,231,340	$2,586,694

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$54,789	$80,566
Accrued taxes other than income taxes	17,397	15,768
Accrued payroll and related expenses	41,667	36,575
Accrued interest	12,691	5,664
Workers' compensation and pneumoconiosis benefits	11,162	11,175
Current finance lease obligations	732	8,368
Current operating lease obligations	1,863	3,251
Other current liabilities	23,803	21,062
Current maturities, long-term debt, net	89,271	13,157
Total current liabilities	253,375	195,586
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	571,019	768,194
Pneumoconiosis benefits	96,906	94,389
Accrued pension benefit	41,862	44,858
Workers' compensation	46,404	45,503
Asset retirement obligations	132,627	133,018
Long-term finance lease obligations	1,656	2,224
Long-term operating lease obligations	13,599	14,316
Other liabilities	21,109	23,182
Total long-term liabilities	925,182	1,125,684
Total liabilities	1,178,557	1,321,270

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 and 126,915,597 units outstanding, respectively	1,116,626	1,331,482
Accumulated other comprehensive loss	(75,272)	(77,993)
Total ARLP Partners' Capital	1,041,354	1,253,489
Noncontrolling interest	11,429	11,935
Total Partners' Capital	1,052,783	1,265,424
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,231,340	$2,586,694

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
SALES AND OPERATING REVENUES:
Coal sales	$335,767	$420,005	$886,690	$1,357,331
Oil & gas royalties	9,693	13,969	31,718	36,254
Transportation revenues	6,226	20,024	16,722	82,892
Other revenues	3,965	10,728	26,486	31,905
Total revenues	355,651	464,726	961,616	1,508,382

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	216,027	278,254	637,533	895,255
Transportation expenses	6,226	20,024	16,722	82,892
Outside coal purchases	—	10,599	—	15,910
General and administrative	13,871	17,885	41,131	55,218
Depreciation, depletion and amortization	80,182	72,348	237,662	220,400
Asset impairments	—	15,190	24,977	15,190
Goodwill impairment	—	—	132,026	—
Total operating expenses	316,306	414,300	1,090,051	1,284,865

INCOME (LOSS) FROM OPERATIONS	39,345	50,426	(128,435)	223,517

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2020 and 2019 of $199, $298, $1,265 and $790, respectively)	(11,186)	(11,698)	(34,911)	(33,831)
Interest income	30	92	112	321
Equity method investment income	62	659	650	1,533
Equity securities income	—	—	—	12,906
Acquisition gain	—	—	—	177,043
Other expense	(723)	(228)	(1,456)	(370)
INCOME (LOSS) BEFORE INCOME TAXES	27,528	39,251	(164,040)	381,119

INCOME TAX EXPENSE	293	50	111	130

NET INCOME (LOSS)	27,235	39,201	(164,151)	380,989

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(36)	(117)	(97)	(7,407)

NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$27,199	$39,084	$(164,248)	$373,582

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.21	$0.30	$(1.29)	$2.86

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	128,391,191	127,154,398	128,311,609

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

NET INCOME (LOSS)	$27,235	$39,201	$(164,151)	$380,989

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	47	46	140	139
Amortization of net actuarial loss (1)	969	980	3,096	2,941
Total defined benefit pension plan adjustments	1,016	1,026	3,236	3,080

Pneumoconiosis benefits
Net actuarial loss	—	—	—	(3,465)
Amortization of net actuarial gain (1)	(172)	(1,145)	(515)	(3,436)
Total pneumoconiosis benefits adjustments	(172)	(1,145)	(515)	(6,901)

OTHER COMPREHENSIVE INCOME (LOSS)	844	(119)	2,721	(3,821)

COMPREHENSIVE INCOME (LOSS)	28,079	39,082	(161,430)	377,168

Less: Comprehensive income attributable to noncontrolling interest	(36)	(117)	(97)	(7,407)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ARLP	$28,043	$38,965	$(161,527)	$369,761
(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 15 and 17 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES	$291,788	$408,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(102,820)	(241,142)
Change in accounts payable and accrued liabilities	(9,698)	319
Proceeds from sale of property, plant and equipment	2,750	892
Distributions received from investments in excess of cumulative earnings	841	2,309
Payments for acquisitions of businesses, net of cash acquired	—	(320,232)
Cash received from redemption of equity securities	—	134,288
Net cash used in investing activities	(108,927)	(423,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	46,100	153,500
Payments under securitization facility	(47,700)	(179,000)
Proceeds from equipment financings	14,705	10,000
Payments on equipment financings	(10,622)	(1,021)
Borrowings under revolving credit facilities	70,000	300,000
Payments under revolving credit facilities	(190,000)	(235,000)
Payments on finance lease obligations	(8,204)	(23,270)
Payment of debt issuance costs	(5,821)	—
Payments for purchases of units under unit repurchase program	—	(5,251)
Payments for taxes related to net settlement of issuance of units in deferred compensation plans	(1,310)	(7,817)
Distributions paid to Partners	(51,753)	(208,653)
Other	(603)	(673)
Net cash used in financing activities	(185,208)	(197,185)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,347)	(212,333)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,482	244,150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,135	$31,817

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$26,686	$23,931
Cash paid for income taxes	$10	$—

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$4,806	$14,904
Right-of-use assets acquired by operating lease	$278	$25,321
Market value of common units issued under deferred compensation plans before tax withholding requirements	$3,837	$17,415
Fair value of liabilities assumed in acquisition of business	$—	$1,921

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2020 and December 31, 2019, the results of our operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019.  All intercompany transactions and accounts have been eliminated.

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

Because the mineral interests acquired in the Wing Acquisition include royalty interests in both producing properties and unproved properties, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Wing Acquisition Date on our condensed consolidated balance sheet. During the nine months ended September 30, 2020, we recorded adjustments to our mineral interests in proved and unproved properties after receiving additional information regarding proved and unproved reserve quantities, production and projections as of the Wing Acquisition Date.  In addition, we increased our receivables by $0.3 million as a result of information received from operators concerning royalty payments owed to us from production that occurred prior to the Wing Acquisition Date.

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

4.LONG-LIVED ASSET IMPAIRMENTS

During the nine months ended September 30, 2020, we recorded $25.0 million of non-cash asset impairment charges in our Illinois Basin segment due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment at our idled operations and greenfield coal reserves as a result of weakened coal market conditions.

During the nine months ended September 30, 2019, we recorded an asset impairment charge of $15.2 million in our Illinois Basin segment due to the cessation of coal production at our Dotiki mine, effective August 16, 2019, in an effort to focus on maximizing production at our lower-cost mines in the segment.  We adjusted the carrying value of Dotiki's assets from $35.9 million to its fair value of $25.8 million and accrued $5.1 million with respect to scheduled payments to WKY CoalPlay, LLC ("WKY CoalPlay") for leased coal reserves from which we may not receive future economic benefit.  See Note 10 – Variable Interest Entities for more information about WKY CoalPlay.

The fair values of the impaired assets were determined using a market approach, which represent Level 3 fair value measurements under the fair value hierarchy.  The fair value analysis used assumptions regarding the marketability of certain assets in the Illinois Basin.

With the uncertainty related to energy demand as a result of a) weak electricity demand and b) an oversupply and lack of storage for oil and natural gas during the quarter ended March 31, 2020 (the "First Quarter"), both due in part to the COVID-19 pandemic and other market and production factors impacting both our coal mining operations and our mineral interests activities, we performed recoverability tests during the First Quarter using undiscounted cash flows based on our estimate of both volume and prices from information available to us and determined we would be able to recover the costs of our assets, excluding the impaired assets discussed above.  Amid cost reduction efforts, increased customer commitments for coal, a modest recovery in commodity futures prices and increased clarity into production levels by operators of our oil & gas mineral interests, we determined impairment of our long-lived assets subsequent to the First Quarter was not necessary.  The cash flow estimates used in our impairment assessments, by their very nature, are dependent on conditions that could materially change in future periods based on new information.  If in future periods changes to these estimates were to materially reduce our expected cash flows, additional impairments could be necessary.

5.GOODWILL IMPAIRMENT

At December 31, 2019, our consolidated balance sheet included $136.4 million of goodwill, of which $132.0 million was associated with the reporting unit representing our Hamilton County Coal, LLC ("Hamilton") mine, which is included in our Illinois Basin segment. The goodwill associated with our Hamilton mine was recorded in conjunction with our acquisition of the Hamilton mine on July 31, 2015.  During the First Quarter, we assessed certain events and changes in circumstances, including a) adverse industry and market developments, including the impact of the COVID-19 pandemic, b) our response to these developments, including temporarily ceasing production at several mines, including Hamilton and c) our actual performance during the First Quarter.  After consideration of these events and changes in circumstances, we performed an interim test of the goodwill associated with the Hamilton reporting unit comparing Hamilton's carrying amount to its fair value.

We estimated the fair value of the Hamilton reporting unit using an income approach utilizing a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, forward coal prices, operating expenses, capital expenditures and a weighted average cost of capital.  Our forecasts of future cash flows considered market conditions at the time of the assessment and our estimate of the mine's performance in future years based on the information available to us. Key assumptions used in our valuation are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The fair value of the Hamilton reporting unit was determined to be below its carrying amount (including goodwill) by more than the recorded balance of goodwill associated with the reporting unit.  Accordingly, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill allocated to the Hamilton reporting unit.  This impairment charge reduced our consolidated goodwill balance to $4.4 million. During the First Quarter, we also performed an interim test on ARLP's remaining goodwill balances not associated with Hamilton and concluded no impairment was necessary for our other reporting units.

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

7.INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)

Coal	$38,531	$63,645
Supplies (net of reserve for obsolescence of $5,577 and $5,555, respectively)	36,348	37,660
Total inventories, net	$74,879	$101,305

8.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$494,712	$—	$—	$736,206	$—
Total	$—	$494,712	$—	$—	$736,206	$—

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

9.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019

	(in thousands)
Revolving credit facility	$135,000	$255,000	$(7,280)	$(3,050)
Senior notes	400,000	400,000	(4,192)	(4,879)
Securitization facility	72,200	73,800	—	—
May 2019 equipment financing	5,785	8,199	—	—
November 2019 equipment financing	44,890	52,281	—	—
June 2020 equipment financing	13,887	—	—	—
	671,762	789,280	(11,472)	(7,929)
Less current maturities	(89,271)	(13,157)	—	—
Total long-term debt	$582,491	$776,123	$(11,472)	$(7,929)

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all of the assets of the Restricted Subsidiaries.  The Credit Agreement is not guaranteed or secured by the assets of the Intermediate Partnership's oil & gas minerals subsidiary, Alliance Minerals, or its direct and indirect subsidiaries (collectively the "Unrestricted Subsidiaries").  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 3.01% as of September 30, 2020.  At September 30, 2020, we had $21.8 million of letters of credit outstanding with $381.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions. In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.69 to 1.0, 8.22 to 1.0 and 0.69 to 1.0, respectively, for the trailing twelve months ended September 30, 2020.  We remain in compliance with the covenants of the Credit Agreement as of September 30, 2020.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In October 2019, we extended the term of the Securitization Facility to January 2021. At September 30, 2020, we had a $72.2 million outstanding balance under the Securitization Facility.

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

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	86,384	3,598

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

AllDale III

In February 2017, Alliance Minerals committed to directly invest $30.0 million in AllDale Minerals III, LP ("AllDale III") which was created for similar investment purposes as AllDale I & II.  Alliance Minerals completed funding of this commitment in 2018. Alliance Minerals' limited partner interest in AllDale III at September 30, 2020 was 13.9%.

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

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), an entity owned indirectly by the Chairman, President and CEO of MGP ("Mr. Craft") and Kathleen S. Craft, jointly, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by Mr. Craft and his children, entered into a limited liability company agreement to form WKY CoalPlay.  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by an individual who is an officer and director of Alliance Resource Holdings II, Inc. and trustee of the irrevocable trusts owning one of the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  During the nine months ended September 30, 2020, we paid $10.8 million to WKY CoalPlay under these leases.

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

11.INVESTMENTS

AllDale III

As discussed in Note 10 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$27,705	$28,672	$28,529	$28,974
Equity method investment income	62	659	650	1,533
Distributions received	(352)	(610)	(1,491)	(1,786)
Other	—	—	(273)	—
Ending balance	$27,415	$28,721	$27,415	$28,721

As discussed in Note 4 – Long-Lived Asset Impairments, there was uncertainty related to energy demand in the First Quarter as a result of a) weak electricity demand and b) an oversupply and lack of storage for oil and natural gas, both due in part to the COVID-19 pandemic and other market and production factors, which could have impacted our investment in AllDale III.  As a result, as part of our First Quarter impairment assessment, we compared the fair value of our investment to its carrying value and concluded that the fair value exceeded the carrying value and no impairment in our investment was necessary.  In our subsequent quarterly impairment assessments, amid a modest recovery in commodity futures prices and increased clarity into production levels by operators, we again compared the fair value of our investment to its carrying value and concluded no impairment was necessary.  To calculate the fair value of the investment we used an income approach utilizing a discounted cash flow model based on our estimate of both volume, prices and expenses from information available to us.  Key assumptions used in our valuation are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The cash flow estimates used in our assessments, by their very nature, are dependent on conditions that could materially change in future periods based on new information.  If in future periods changes to these estimates were to materially reduce our expected cash flows, an impairment of our investment could be necessary.

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

In response to the disruptions to the economy and the uncertainty surrounding the COVID-19 pandemic, the Board of Directors of ARLP's general partner began suspending cash distributions to unitholders with the First Quarter and has continued through the quarter ended December 31, 2020.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the nine months ended September 30, 2020.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.  Total units repurchased include the repurchase and retirement of 35 units representing fractional units as part of the simplification transactions completed by the ARLP Partnership on May 31, 2018 which are not part of the unit repurchase program.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the nine months ended September 30, 2020 and 2019:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2020	126,915,597	$1,331,482	$(77,993)	$11,935	$1,265,424
Comprehensive income (loss):
Net income (loss)	—	(144,783)	—	76	(144,707)
Actuarially determined long-term liability adjustments	—	—	938	—	938
Total comprehensive loss					(143,769)
Settlement of deferred compensation plans	279,622	(1,310)	—	—	(1,310)
Common unit-based compensation	—	(527)	—	—	(527)
Distributions on deferred common unit-based compensation	—	(986)	—	—	(986)
Distributions from consolidated company to noncontrolling interest	—	—	—	(288)	(288)
Distributions to Partners	—	(50,767)	—	—	(50,767)
Other	—	(273)	—	—	(273)
Balance at March 31, 2020	127,195,219	1,132,836	(77,055)	11,723	1,067,504
Comprehensive income (loss):
Net loss	—	(46,664)	—	(15)	(46,679)
Actuarially determined long-term liability adjustments	—	—	939	—	939
Total comprehensive loss					(45,740)
Common unit-based compensation	—	1,610	—	—	1,610
Distributions from consolidated company to noncontrolling interest	—	—	—	(222)	(222)
Balance at June 30, 2020	127,195,219	1,087,782	(76,116)	11,486	1,023,152
Comprehensive income:
Net income	—	27,199	—	36	27,235
Actuarially determined long-term liability adjustments	—	—	844	—	844
Total comprehensive income					28,079
Common unit-based compensation	—	1,645	—	—	1,645
Distributions from consolidated company to noncontrolling interest	—	—	—	(93)	(93)
Balance at September 30, 2020	127,195,219	$1,116,626	$(75,272)	$11,429	$1,052,783

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Loss	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2019	128,095,511	$1,229,268	$(46,871)	$5,290	$1,187,687
Comprehensive income:
Net income	—	276,428	—	7,176	283,604
Actuarially determined long-term liability adjustments	—	—	(3,584)	—	(3,584)
Total comprehensive income					280,020
Settlement of deferred compensation plans	596,650	(7,817)	—	—	(7,817)
Purchase of units under unit repurchase program	(300,970)	(5,251)	—	—	(5,251)
Common unit-based compensation	—	2,743	—	—	2,743
Distributions on deferred common unit-based compensation	—	(1,280)	—	—	(1,280)
Distributions from consolidated company to noncontrolling interest	—	—	—	(262)	(262)
Distributions to Partners	—	(67,731)	—	—	(67,731)
Balance at March 31, 2019	128,391,191	1,426,360	(50,455)	12,204	1,388,109
Comprehensive income:
Net income	—	58,070	—	114	58,184
Actuarially determined long-term liability adjustments	—	—	(118)	—	(118)
Total comprehensive income					58,066
Common unit-based compensation	—	3,021	—	—	3,021
Distributions on deferred common unit-based compensation	—	(799)	—	—	(799)
Distributions from consolidated company to noncontrolling interest	—	—	—	(228)	(228)
Distributions to Partners	—	(68,690)	—	—	(68,690)
Balance at June 30, 2019	128,391,191	1,417,962	(50,573)	12,090	1,379,479
Comprehensive income:
Net income	—	39,084	—	117	39,201
Actuarially determined long-term liability adjustments	—	—	(119)	—	(119)
Total comprehensive income					39,082
Common unit-based compensation	—	3,066	—	—	3,066
Distributions on deferred common unit-based compensation	—	(822)	—	—	(822)
Distributions from consolidated company to noncontrolling interest	—	—	—	(183)	(183)
Distributions to Partners	—	(69,331)	—	—	(69,331)
Balance at September 30, 2019	128,391,191	$1,389,959	$(50,692)	$12,024	$1,351,291

13.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 18 – Segment Information.

	Illinois			Other and
	Basin	Appalachia	Minerals	Corporate	Elimination	Consolidated

	(in thousands)
Three Months Ended September 30, 2020

Coal sales	$206,356	$129,411	$—	$—	$—	$335,767
Oil & gas royalties	—	—	9,693	—	—	9,693
Transportation revenues	3,722	2,504	—	—	—	6,226
Other revenues	282	395	28	6,070	(2,810)	3,965
Total revenues	$210,360	$132,310	$9,721	$6,070	$(2,810)	$355,651

Three Months Ended September 30, 2019

Coal sales	$256,293	$162,316	$—	$5,689	$(4,293)	$420,005
Oil & gas royalties	—	—	13,969	—	—	13,969
Transportation revenues	18,778	1,246	—	—	—	20,024
Other revenues	5,264	852	208	7,434	(3,030)	10,728
Total revenues	$280,335	$164,414	$14,177	$13,123	$(7,323)	$464,726

Nine Months Ended September 30, 2020

Coal sales	$539,614	$347,076	$—	$—	$—	$886,690
Oil & gas royalties	—	—	31,718	—	—	31,718
Transportation revenues	10,731	5,991	—	—	—	16,722
Other revenues	1,674	14,456	113	18,409	(8,166)	26,486
Total revenues	$552,019	$367,523	$31,831	$18,409	$(8,166)	$961,616

Nine Months Ended September 30, 2019

Coal sales	$875,544	$477,720	$—	$16,530	$(12,463)	$1,357,331
Oil & gas royalties	—	—	36,254	—	—	36,254
Transportation revenues	79,303	3,589	—	—	—	82,892
Other revenues	10,557	2,753	1,079	26,745	(9,229)	31,905
Total revenues	$965,404	$484,062	$37,333	$43,275	$(21,692)	$1,508,382

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2020 and disaggregated by segment and contract duration.

				2023 and
	2020	2021	2022	Thereafter	Total

	(in thousands)

Illinois Basin coal revenues	$248,362	$618,966	$238,514	$307,695	$1,413,537
Appalachia coal revenues	138,340	130,075	57,891	—	326,306
Total coal revenues (1)	$386,702	$749,041	$296,405	$307,695	$1,739,843

(1) Coal revenues generally consists of consolidated revenues excluding our Minerals segment.

14.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit ("EPU").  Net income attributable to ARLP is allocated to limited partners and participating securities under deferred compensation plans, which include rights to nonforfeitable distributions or distribution equivalents.  Net losses attributable to ARLP are allocated to limited partners but not to participating securities.  Our participating securities are outstanding awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan").

The following is a reconciliation of net income (loss) attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except per unit data)
Net income (loss) attributable to ARLP	$27,199	$39,084	$(164,248)	$373,582

Less:
Distributions to participating securities	—	(1,133)	—	(3,360)
Undistributed earnings attributable to participating securities	(581)	—	—	(2,655)

Net income (loss) attributable to ARLP available to limited partners	$26,618	$37,951	$(164,248)	$367,567

Weighted-average limited partner units outstanding – basic and diluted	127,195	128,391	127,154	128,312

Earnings per limited partner unit - basic and diluted (1)	$0.21	$0.30	$(1.29)	$2.86
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 661 and 656 for the three and nine months ended September 30, 2020, respectively, and 1,133 and 1,216 for the three and nine months ended September 30, 2019, respectively, were considered anti-dilutive under the treasury stock method.

15.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$54,478	$53,425	$53,384	$49,539
Accruals increase	1,599	2,395	3,539	6,603
Payments	(2,123)	(2,663)	(6,686)	(8,588)
Interest accretion	319	402	958	1,204
Valuation loss (1)	—	—	3,078	4,801
Ending balance	$54,273	$53,559	$54,273	$53,559
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. We conducted a 2020 mid-year review of our actuarial assumptions which resulted in a valuation loss due to unfavorable changes in claims development and a decrease in the discount rate from 2.81% to 2.05%. Our 2019 mid-year actuarial review resulted in a valuation loss due to unfavorable changes in claims development and a decrease in the discount rate from 3.89% to 3.06%.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of September 30, 2020 are $7.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Service cost	$882	$656	$2,643	$1,947
Interest cost (1)	750	761	2,249	2,283
Net amortization (1)	(172)	(1,145)	(515)	(3,436)
Net periodic benefit cost	$1,460	$272	$4,377	$794
(1)	Interest cost and net amortization are included in the Other expense line item within our condensed consolidated statements of income.

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

A summary of non-vested LTIP grants as of and for the nine months ended September 30, 2020 is as follows:

	Number of units	Weighted average grant date fair value per unit

Non-vested grants at January 1, 2020	1,603,378
Granted	950,035	$9.62
Vested (1)	(424,486)	23.22
Forfeited	(13,835)	16.13
Non-vested grants at September 30, 2020 (2)	2,115,092
(1)	During the nine months ended September 30, 2020, we issued 279,622 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.
(2)	Represents total non-vested grants outstanding including 675,302 restricted units that were granted in 2019 (the "2019 Grants"). During the First Quarter, it was determined that the vesting requirements for the 2019 Grants were not probable of being satisfied.

LTIP expense was $1.6 million and $2.7 million for the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $7.9 million for the nine months ended September 30, 2020 and 2019, respectively.  LTIP expense for the nine months ended September 30, 2020 includes the reversal in the First Quarter of $4.8 million of cumulative previously recognized expense for the 2019 Grants, which were determined to be not probable of vesting, offset in part by related DERs for the 2019 Grants previously recorded to equity and then expensed.  The total obligation associated with the LTIP as of September 30, 2020 was $11.3 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

As of September 30, 2020, we had 1,439,790 restricted units that are expected to vest, with a weighted average grant date fair value of $13.33 per unit and an intrinsic value of $4.0 million at $2.77 per unit. There was $7.9 million in total unrecognized compensation expense related to the non-vested LTIP grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the nine months ended September 30, 2020 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2020	631,365	$25.48	$6,831
Granted	29,544	7.87
Phantom units outstanding as of September 30, 2020	660,909	24.69	1,831

Total SERP and Directors' Deferred Compensation Plan expense was $0.1 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $16.3 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Interest cost	$1,030	$1,217	$3,138	$3,649
Expected return on plan assets	(1,413)	(1,233)	(4,396)	(3,699)
Amortization of prior service cost	47	46	140	139
Amortization of net loss	969	980	3,096	2,941
Net periodic benefit cost (1)	$633	$1,010	$1,978	$3,030
(1)	Net periodic benefit cost for the Pension Plan is included in the Other expense line item within our condensed consolidated statements of income.

During the nine months ended September 30, 2020, we made contribution payments of $1.7 million to the Pension Plan for the 2019 plan year.  We expect to defer additional contributions to the Pension Plan until December 2020 as permitted under the Coronavirus Aid Relief and Economic Security Act of 2020 enacted in response to the COVID-19 pandemic.

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

Other and Corporate includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Alliance Coal's coal brokerage activity and Alliance Minerals' prior equity investment in Kodiak.  In February 2019, Kodiak redeemed our equity investment (see Note 11 – Investments). In addition, Other and Corporate includes certain Alliance Resource Properties, LLC's land and coal mineral interest activities, Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 9 – Long-Term Debt).

In response to the impacts of the COVID-19 pandemic, we announced on March 30, 2020 a temporary cessation of coal production at our River View, Gibson, Hamilton and Warrior mining complexes in our Illinois Basin segment and on April 9, 2020 a temporary cessation of coal production at our MC Mining complex in our Appalachia segment.  Underground production operations resumed in the second quarter at each of our mining complexes.  All of our seven mining complexes are now producing coal.  However, several mines continue running at less than capacity due to a limited spot market in the U.S. and a seaborne market that continues to be sub-economic for U.S. production.  Due to the ongoing and unforeseen impacts of the COVID-19 pandemic, on April 15, 2020, 116 employees of the Gibson County mining complex and 78 employees of the Hamilton mining complex were notified that their employment would be terminated permanently on April 26, 2020.  In addition to reduced production levels and employment adjustments, we have also taken numerous actions to optimize cash flows and preserve liquidity by reducing capital expenditures, working capital, costs and expenses, including adjusting our corporate support structure to better align to current operating levels.

Reportable segment results are presented below.

	Illinois			Other and	Elimination
	Basin	Appalachia	Minerals	Corporate	(1)	Consolidated

	(in thousands)
Three Months Ended September 30, 2020

Revenues - Outside	$210,360	$132,310	$9,721	$3,260	$—	$355,651
Revenues - Intercompany	—	—	—	2,810	(2,810)	—
Total revenues (2)	210,360	132,310	9,721	6,070	(2,810)	355,651

Segment Adjusted EBITDA Expense (3)	125,021	86,447	849	4,908	(475)	216,750
Segment Adjusted EBITDA (4)	81,617	43,358	8,898	1,163	(2,335)	132,701
Capital expenditures	3,815	14,541	—	219	—	18,575

Three Months Ended September 30, 2019

Revenues - Outside	$276,042	$164,414	$14,177	$10,093	$—	$464,726
Revenues - Intercompany	4,293	—	—	3,030	(7,323)	—
Total revenues (2)	280,335	164,414	14,177	13,123	(7,323)	464,726

Segment Adjusted EBITDA Expense (3)	173,779	107,990	2,517	9,878	(5,083)	289,081
Segment Adjusted EBITDA (4)	87,780	55,178	12,202	3,243	(2,240)	156,163
Capital expenditures	49,829	25,056	—	630	—	75,515

Nine Months Ended September 30, 2020

Revenues - Outside	$552,019	$367,523	$31,831	$10,243	$—	$961,616
Revenues - Intercompany	—	—	—	8,166	(8,166)	—
Total revenues (2)	552,019	367,523	31,831	18,409	(8,166)	961,616

Segment Adjusted EBITDA Expense (3)	383,486	240,116	2,851	13,697	(1,161)	638,989
Segment Adjusted EBITDA (4)	157,803	121,416	29,534	4,710	(7,005)	306,458
Total assets	1,082,992	470,261	616,491	468,590	(406,994)	2,231,340
Capital expenditures	44,073	57,798	—	949	—	102,820

Nine Months Ended September 30, 2019

Revenues - Outside	$952,941	$484,062	$37,333	$34,046	$—	$1,508,382
Revenues - Intercompany	12,463	—	—	9,229	(21,692)	—
Total revenues (2)	965,404	484,062	37,333	43,275	(21,692)	1,508,382

Segment Adjusted EBITDA Expense (3)	579,510	312,861	6,109	28,026	(14,971)	911,535
Segment Adjusted EBITDA (4)	306,592	167,612	32,432	28,155	(6,721)	528,070
Total assets	1,418,008	493,133	647,480	561,171	(492,703)	2,627,089
Capital expenditures (5)	157,759	79,389	—	3,994	—	241,142
(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding, financing between segments and insurance premiums paid to Wildcat Insurance.

(2)	Revenues included in the Other and Corporate column are primarily attributable to the Matrix Group revenues, administrative service revenues from affiliates, Wildcat Insurance revenues and brokerage coal sales.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Segment Adjusted EBITDA Expense	$216,750	$289,081	$638,989	$911,535
Outside coal purchases	—	(10,599)	—	(15,910)
Other expense	(723)	(228)	(1,456)	(370)
Operating expenses (excluding depreciation, depletion and amortization)	$216,027	$278,254	$637,533	$895,255

(4)	Segment Adjusted EBITDA is defined as net income (loss) attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses, settlement gain, asset and goodwill impairments and acquisition gain. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Consolidated Segment Adjusted EBITDA	$132,701	$156,163	$306,458	$528,070
General and administrative	(13,871)	(17,885)	(41,131)	(55,218)
Depreciation, depletion and amortization	(80,182)	(72,348)	(237,662)	(220,400)
Asset impairments	—	(15,190)	(24,977)	(15,190)
Goodwill impairment	—	—	(132,026)	—
Interest expense, net	(11,156)	(11,606)	(34,799)	(33,510)
Acquisition gain	—	—	—	177,043
Income tax expense	(293)	(50)	(111)	(130)
Acquisition gain attributable to noncontrolling interest	—	—	—	(7,083)
Net income (loss) attributable to ARLP	$27,199	$39,084	$(164,248)	$373,582
Noncontrolling interest	36	117	97	7,407
Net income (loss)	$27,235	$39,201	$(164,151)	$380,989

(5)	Capital Expenditures shown exclude the AllDale Acquisition which occurred in January 2019 and Wing Acquisition which occurred in August 2019.

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

●	Appalachia reportable segment includes currently operating mining complexes (a) Mettiki mining complex ("Mettiki"), (b) Tunnel Ridge, LLC mining complex ("Tunnel Ridge"), and (c) MC Mining, LLC's ("MC Mining") mining complex. Mettiki includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal,

LLC's preparation plant. The Appalachia reportable segment also includes the Penn Ridge assets, which are primarily coal mineral interests.

●	Minerals reportable segment includes oil & gas mineral interests held by AR Midland, LP ("AR Midland") and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale Minerals III, LP ("AllDale III") (Note 11 – Investments) and Cavalier Minerals. AR Midland acquired its mineral interest in the Wing Acquisition (Note 3 – Acquisition). Please read "Item 1. Financial Statements (Unaudited)—Note 3 – Acquisition" and "—Note 11 – Investments" of this Quarterly Report on Form 10-Q for more information on the Wing Acquisition and AllDale III, respectively.

●	Other and Corporate includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Alliance Coal's coal brokerage activity and Alliance Minerals' prior equity investment in Kodiak. In February 2019, Kodiak redeemed our equity investment (see Note 11 – Investments). In addition, Other and Corporate includes certain Alliance Resource Properties, LLC's land and coal mineral interest activities, Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 9 – Long-Term Debt). Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Long-term Debt" and "—Note 11 – Investments" of this Quarterly Report on Form 10-Q for more information on AROP Funding and Kodiak redemption, respectively.

Market Developments and Our Response for the Nine Months Ended September 30, 2020

We began the year anticipating our results for the nine months ended September 30, 2020 (the "2020 Period") would be negatively impacted by challenging coal market conditions primarily due to low natural gas prices and the overhang of coal supply caused by the collapse of thermal coal export prices during the second half of 2019.  During the first half of the year, mild weather conditions and deteriorating natural gas prices placed increased pressure on the performance of our coal operations.  Also, our Minerals segment results were impacted by natural gas prices remaining low and the collapse in oil prices following actions by the Organization of Petroleum Exporting Countries and Russia. These trends accelerated substantially during the first half of the year with unprecedented demand destruction across all energy markets due to the disruptions to global economies in response to the COVID-19 pandemic.

In response to these challenges, we halted production at all of our mining complexes in the Illinois Basin at the end of March and our MC Mining complex in East Kentucky in early April. With an objective of reducing coal production to match existing contracted sales commitments for 2020, we planned to curtail production at these operations as long as it was possible to meet customer obligations from existing coal inventories.  Throughout the quarter ended June 30, 2020 (the "Sequential Quarter") we monitored coal inventories at each location and worked closely with customers to determine when it would be necessary to resume coal production. Underground production operations resumed in the Sequential Quarter at each of our mining complexes. All of our seven mining complexes are now producing coal.  However, several mines will continue to run at less than capacity due to a limited spot market in the U.S. and a seaborne market that continues to be sub-economic for U.S. production.  Also in response to these market conditions, we have continuously undertaken numerous efforts to optimize cash flows, reduce working capital requirements and strictly control capital expenditures and expenses.  In addition, the Board of Directors of ARLP's general partner (the "Board") suspended cash distributions to unitholders beginning with the quarter ended March 31, 2020 ("First Quarter").

During the quarter ended September 30, 2020 (the "2020 Quarter"), improved economic activity, increased coal demand and recovering oil & gas production volumes and prices positively impacted our performance. Stronger commodity prices led oil & gas operators to bring previously shut-in wells back online and slowly resume drilling and completion activity positively impacting our Minerals segment.

Impact of the COVID-19 Pandemic

In the 2020 Period, a variety of measures in the U.S. and abroad in response to the COVID-19 pandemic resulted in a reduction in the global demand for energy.  These measures included travel restrictions, gathering bans and stay-at-home orders.  All of our operations are classified as essential in the states in which we operate.  Therefore, to protect our employees during the COVID-19 pandemic, we implemented numerous health and safety protocols designed to contain and mitigate the risk of infection from COVID-19.  We will continually evaluate the need for further safeguards as the pandemic continues.

As discussed above, we curtailed coal production during the 2020 Period in response to global energy demand destruction caused by the COVID-19 pandemic, including the temporary cessation of production at various operations in both the Illinois Basin and Appalachian regions.  Due to the ongoing and unforeseen impacts of the COVID-19 pandemic, on April 15, 2020, 116 employees of the Gibson County mining complex and 78 employees of the Hamilton mining complex were notified that their employment would be terminated permanently on April 26, 2020.  In light of the downturn in market conditions during the 2020 Period and the ongoing uncertainty surrounding the COVID-19 pandemic, we have also taken the following additional actions:

●	To mitigate the reduced revenues from lower coal sales volumes and depressed commodity prices impacting our minerals segment, we have undertaken numerous efforts to optimize cash flows, reduce working capital requirements and strictly control capital expenditures, operating expenses and general and administrative expenses. Our cost control initiatives during the 2020 Period have resulted in significant reductions in expenses in each of these categories compared to the same period in 2019. The cost reductions are discussed in more detail below.

●	The Board has suspended the cash distribution to unitholders beginning with the First Quarter.

●	In March 2020, we withdrew our initial 2020 operating and financial guidance provided on January 27, 2020, which did not reflect the impact of the COVID-19 pandemic.

●	On March 9, 2020, we strengthened our liquidity by entering into a $537.75 million (reducing to $459.5 million on May 23, 2021) revolving credit facility with a termination date of March 9, 2024, replacing the $494.75 million revolving credit facility that was set to expire on May 23, 2021. The loan under the revolving credit facility is guaranteed by certain of our direct and indirect subsidiaries and substantially all of their assets, with the exception of our oil and gas subsidiaries and their assets.

●	We have further enhanced our liquidity by reducing our total debt by $100.4 million during the 2020 Quarter.

We are continuing to monitor and may take further actions to minimize any adverse impact caused by the COVID-19 pandemic.

Beginning in the First Quarter, the trend of our earnings was impacted by the significant decrease in global energy demand caused by the COVID-19 pandemic, as well as already weak coal market conditions and declining oil prices resulting from actions of major oil producing countries. These impacts continued and were more fully realized in the Sequential Quarter, as production was curtailed at a majority of our mines and oil & gas commodity prices declined.  Later in the Sequential Quarter, we were able to bring our coal production back online at all of our mines.  Financial and operating results for the 2020 Quarter have improved due to increased demand for coal and oil & gas compared to the Sequential Quarter.

The following comparisons between the 2020 Quarter, the Sequential Quarter, and the First Quarter reflect the trend of earnings during the 2020 Period.

(1)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(2)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

Please see our discussion in "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Forms 10-Q for the quarterly periods ended June 30, 2020 and March 31, 2020 for more information with respect to the results of the Sequential Quarter and the First Quarter, respectively.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

We reported net income attributable to ARLP of $27.2 million for the 2020 Quarter compared to $39.1 million for the three months ended September 30, 2019 ("2019 Quarter").  The decrease of $11.9 million was primarily due to lower revenues, partially offset by reduced total operating expenses reflecting in part a $15.2 million impairment charge in the 2019 Quarter discussed below.  Total revenues decreased to $355.7 million in the 2020 Quarter compared to $464.7 million for the 2019 Quarter due to reduced coal sales volumes and prices as a result of weak coal markets amid reduced global energy demand during the COVID-19 pandemic.  Operating expenses of $216.0 million for the 2020 Quarter were also lower compared to $278.3 million in the 2019 Quarter.

	Three Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(per ton sold)
Tons sold	7,702	9,320	N/A	N/A
Tons produced	7,202	10,071	N/A	N/A
Coal sales	$335,767	$420,005	$43.59	$45.06
Coal - Segment Adjusted EBITDA Expense (1) (2)	$215,901	$286,564	$28.03	$30.75
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.

Coal sales.  Coal sales decreased $84.2 million or 20.1% to $335.8 million for the 2020 Quarter from $420.0 million for the 2019 Quarter.  The decrease was attributable to a volume variance of $72.9 million resulting from decreased tons sold and a price variance of $11.3 million due to lower average coal sales prices.  Tons sold declined to 7.7 million tons in the 2020 Quarter compared to 9.3 million tons in the 2019 Quarter primarily reflecting reduced sales of export volumes.  Coal sales price realizations also fell by 3.3% in the 2020 Quarter to $43.59 per ton sold, compared to $45.06 per ton sold during the 2019 Quarter due to lower priced thermal and metallurgical markets compared to the 2019 Quarter.

Oil & gas royalties.  Our mineral interests contributed royalty revenues of $9.7 million in the 2020 Quarter compared to $14.0 million for the 2019 Quarter.  The decrease in royalty revenues is primarily due to lower oil & gas sales price realizations resulting from reduced global energy demand amid the COVID-19 pandemic. Partially offsetting lower prices, royalty revenues benefited from higher volumes as a result of the Wing Acquisition in August 2019.  Please read "Item 1. Financial Statements (Unaudited)—Note 3 – Acquisition" of this Quarterly Report on Form 10-Q for more information on the Wing Acquisition.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, decreased 24.7% to $215.9 million, as a result of reduced tons sold and lower expense per ton.  On a per ton basis, Segment Adjusted EBITDA Expense, excluding our Minerals segment, decreased 8.8% in the 2020 Quarter to $28.03 per ton sold, compared to $30.75 per ton in the 2019 Quarter, primarily due to ongoing expense control initiatives at all operations, a favorable sales mix from our lower cost mines, improved recovery percentages from certain mines and lower inventory costs, particularly at our Appalachian mines. In addition, other cost decreases are discussed by category below:

●	Material and supplies expenses per ton produced decreased 10.3% to $9.58 per ton in the 2020 Quarter from $10.68 per ton in the 2019 Quarter. The decrease of $1.10 per ton produced resulted primarily from related decreases of $0.33 per ton for contract labor used in the mining process, $0.29 per ton for roof support and $0.28 per ton for outside expenses, partially offset by an increase of $0.24 per ton in longwall subsidence expense.

●	Maintenance expenses per ton produced decreased 23.2% to $2.81 per ton in the 2020 Quarter from $3.66 per ton in the 2019 Quarter. The decrease of $0.85 per ton produced was primarily due to reduced maintenance requirements as a result of curtailed production.

●	Operating expenses benefited from a $4.0 million decrease associated with the commencement of a sales-type lease in the 2020 Quarter for certain properties at our Pattiki mining complex, which ceased production in 2016 and where reclamation activities are ongoing.

●	We had no sales of outside coal purchases in the 2020 Quarter compared to $10.6 million in the 2019 Quarter. Thus, costs per ton in the 2020 Quarter benefited as our cost of outside coal purchases are generally higher on a per ton basis than our produced coal.

Segment Adjusted EBITDA Expense decreases per ton above were partially offset by the following increases:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 4.7% to $10.39 per ton in the 2020 Quarter from $9.92 per ton in the 2019 Quarter. The increase of $0.47 per ton was primarily due to reduced production and resulting higher fixed costs per ton.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.86 per produced ton sold in the 2020 Quarter compared to the 2019 Quarter primarily as a result of a $0.60 per ton government-imposed increase in the federal black lung excise tax, effective January 1, 2020 and an unfavorable state production mix increasing severance taxes per ton, in addition to increased excise taxes per ton resulting from a greater mix of domestic vs. export shipments.

Other revenues.  Other revenues were principally comprised of Mt. Vernon transloading revenues in our Illinois Basin segment, oil & gas lease bonuses in our Minerals segment and Matrix Design sales in Other & Corporate, in addition to revenues not specific to any particular segment such as contract buy-out revenues and other outside services.  Other revenues decreased to $4.0 million in the 2020 Quarter from $10.7 million in the 2019 Quarter.  The decrease of $6.7 million was primarily due to reduced sales of mining technology products by our Matrix Design subsidiary and lower volumes at our Mt. Vernon transloading facility.

General and administrative.  General and administrative expenses for the 2020 Quarter decreased to $13.9 million compared to $17.9 million in the 2019 Quarter.  The decrease of $4.0 million was primarily due to lower incentive compensation expenses and reduced outside services.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $80.2 million for the 2020 Quarter compared to $72.3 million for the 2019 Quarter primarily as a result of charges related to increased sales from coal inventory.

Asset impairment.  During the 2019 Quarter, we ceased coal production at our Dotiki mine to focus on maximizing production at our lower-cost mines in the Illinois Basin.  Consequently, we recorded a non-cash asset impairment charge of $15.2 million in the 2019 Quarter.  Please read "Item 1. Financial Statements (Unaudited) - Note 4 – Long-Lived Asset Impairments" of this Quarterly Report on Form 10-Q.

Transportation revenues and expenses.  Transportation revenues and expenses were $6.2 million and $20.0 million for the 2020 and 2019 Quarters, respectively.  The decrease of $13.8 million was primarily attributable to decreased coal tonnage for which we arrange third-party transportation at certain mines primarily due to reduced coal shipments to international markets and a decrease in average third-party transportation rates in the 2020 Quarter.  Transportation revenues are recognized in an amount equal to transportation expenses when title to the coal passes to the customer.

Segment Adjusted EBITDA.  Our 2020 Quarter Segment Adjusted EBITDA decreased $23.5 million, or 15.0%, to $132.7 million from the 2019 Quarter Segment Adjusted EBITDA of $156.2 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volume and Segment Adjusted EBITDA Expense by segment are as follows:

	Three Months Ended
	September 30,
	2020	2019	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$81,617	$87,780	$(6,163)	(7.0)%
Coal - Appalachia	43,358	55,178	(11,820)	(21.4)%
Minerals	8,898	12,202	(3,304)	(27.1)%
Other and Corporate	1,163	3,243	(2,080)	(64.1)%
Elimination	(2,335)	(2,240)	(95)	(4.2)%
Total Segment Adjusted EBITDA (2)	$132,701	$156,163	$(23,462)	(15.0)%

Tons sold
Coal - Illinois Basin	5,219	6,553	(1,334)	(20.4)%
Coal - Appalachia	2,483	2,767	(284)	(10.3)%
Other and Corporate	—	144	(144)	(1)
Elimination	—	(144)	144	(1)
Total tons sold	7,702	9,320	(1,618)	(17.4)%

Coal sales
Coal - Illinois Basin	$206,356	$256,293	$(49,937)	(19.5)%
Coal - Appalachia	129,411	162,316	(32,905)	(20.3)%
Other and Corporate	—	5,689	(5,689)	(1)
Elimination	—	(4,293)	4,293	(1)
Total coal sales	$335,767	$420,005	$(84,238)	(20.1)%

Other revenues
Coal - Illinois Basin	$282	$5,264	$(4,982)	(94.6)%
Coal - Appalachia	395	852	(457)	(53.6)%
Minerals	28	208	(180)	(86.5)
Other and Corporate	6,070	7,434	(1,364)	(18.3)%
Elimination	(2,810)	(3,030)	220	7.3%
Total other revenues	$3,965	$10,728	$(6,763)	(63.0)%

BOE volume and oil & gas royalties
Volume - BOE (3)	468	433	35	8.1%
Oil & gas royalties	$9,693	$13,969	$(4,276)	(30.6)%

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$125,021	$173,779	$(48,758)	(28.1)%
Coal - Appalachia	86,447	107,990	(21,543)	(19.9)%
Minerals	849	2,517	(1,668)	(66.3)%
Other and Corporate	4,908	9,878	(4,970)	(50.3)%
Elimination	(475)	(5,083)	4,608	90.7%
Total Segment Adjusted EBITDA Expense	$216,750	$289,081	$(72,331)	(25.0)%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

Illinois Basin – Segment Adjusted EBITDA decreased 7.0% to $81.6 million in the 2020 Quarter from $87.8 million in the 2019 Quarter.  The decrease of $6.2 million was primarily attributable to lower coal sales, which decreased 19.5% to $206.4 million in the 2020 Quarter from $256.3 million in the 2019 Quarter, partially offset by reduced operating expenses.  The decrease of $49.9 million in coal sales primarily reflects reduced tons sold, which decreased 20.4% compared to the 2019 Quarter due to the impacts of the COVID-19 pandemic and reduced export shipments.  Segment Adjusted EBITDA Expense decreased 28.1% to $125.0 million in the 2020 Quarter from $173.8 million in the 2019 Quarter primarily as a result of reduced tons sold and decreased per ton costs.  Segment Adjusted EBITDA Expense per ton decreased $2.57 per ton sold to $23.95 from $26.52 per ton sold in the 2019 Quarter primarily as a result of reduced maintenance expenses per ton as well as lower materials and supplies expenses per ton across the region.  Both decreases reflect a greater mix of sales from lower cost River View production, the elimination of high cost Dotiki production beginning late in the 2019 Quarter and improved recovery percentages at Gibson, partially offset by reduced total coal production volumes from the region. See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia – Segment Adjusted EBITDA decreased 21.4% to $43.4 million for the 2020 Quarter from $55.2 million in the 2019 Quarter.  The decrease of $11.8 million was primarily attributable to lower coal sales, which decreased 20.3% to $129.4 million in the 2020 Quarter from $162.3 million in the 2019 Quarter, partially offset by reduced operating expenses.  The decrease of $32.9 million in coal sales reflects lower tons sold and price realizations.  Tons sold decreased 10.3% in the 2020 Quarter compared to the 2019 Quarter due to the impacts of the COVID-19 pandemic and coal market deterioration, particularly with regards to the international shipments.  Coal sales price per ton sold in the 2020 Quarter decreased 11.1% compared to the 2019 Quarter primarily due to weak market conditions and the absence of higher priced metallurgical coal sales in the 2020 Quarter.  Segment Adjusted EBITDA Expense decreased 19.9% to $86.4 million in the 2020 Quarter from $108.0 million in the 2019 Quarter due to reduced tons sold and decreased per ton costs.  Segment Adjusted EBITDA Expense per ton decreased $4.21 per ton sold to $34.82 compared to $39.03 per ton sold in the 2019 Quarter, as a result of improved recoveries at our Mettiki and Tunnel Ridge mines, lower maintenance expenses across the region, lower inventory costs and the absence of higher cost purchased tons sold.  See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Minerals – Segment Adjusted EBITDA decreased to $8.9 million for the 2020 Quarter from $12.2 million in the 2019 Quarter.  The decrease of $3.3 million was primarily due to lower sales price realizations per BOE resulting from reduced demand amid the COVID-19 pandemic, partially offset by higher volumes, which increased 8.1% compared to the 2019 Quarter primarily as a result of production from the additional mineral interests acquired in the Wing Acquisition.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

We reported a net loss attributable to ARLP of $164.2 million for the 2020 Period compared to net income attributable to ARLP of $373.6 million for the nine months ended September 30, 2019 ("2019 Period").  The decrease of $537.8 million was primarily due to a $546.8 million decline in total revenues, a non-cash goodwill impairment charge of $132.0 million recorded in the 2020 Period, a net gain of $170.0 million related to the 2019 AllDale Acquisition and the elimination of equity securities income due to the redemption of our preferred interest in Kodiak in the 2019 Period.  These net income reductions were partially offset by lower operating expenses and transportation expenses of $637.5 million and $16.7 million, respectively, for the 2020 Period compared to $895.3 million and $82.9 million, respectively, in the 2019 Period.  Total revenues decreased 36.2% to $961.6 million for the 2020 Period compared to $1.51 billion for the 2019 Period primarily due to lower coal sales and transportation revenues resulting from weak market conditions and disruptions caused by the COVID-19 pandemic.

	Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(per ton sold)
Tons sold	20,139	29,857	N/A	N/A
Tons produced	19,546	31,430	N/A	N/A
Coal sales	$886,690	$1,357,331	$44.03	$45.46
Coal - Segment Adjusted EBITDA Expense (1) (2)	$636,138	$905,426	$31.59	$30.33
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."

(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.

Coal sales.  Coal sales decreased $470.6 million or 34.7% to $886.7 million for the 2020 Period from $1.36 billion for the 2019 Period.  The decrease was attributable to a volume variance of $441.8 million resulting from decreased tons sold and a price variance of $28.8 million due to lower average coal sales prices.  Tons sold declined 32.5% to 20.1 million tons in the 2020 Period primarily due to reduced shipments to international markets, which also caused coal sales price realizations to decline 3.1% in the 2020 Period to $44.03 per ton sold, compared to $45.46 per ton sold during the 2019 Period.  As a result of temporarily idling production at certain mines in response to weak market conditions during the 2020 Period, coal production volumes fell to 19.5 million tons, a reduction of 37.8% compared to the 2019 Period.

Oil & gas royalties.  Oil & gas royalty revenues decreased to $31.7 million in the 2020 Period compared to $36.3 million for the 2019 Period.  The decrease was primarily due to lower average product prices, partially offset by higher volumes resulting from the Wing Acquisition in August 2019, and continued drilling and development of our mineral interests.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, decreased 29.7% to $636.1 million, primarily as a result of reduced tons sold.  Segment Adjusted EBITDA Expense per ton increased 4.2% in the 2020 Period to $31.59 per ton, compared to $30.33 per ton in the 2019 Period. The increase is attributed primarily to the per ton cost impact of lower coal volumes in addition to other cost increases which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 15.6% to $11.02 per ton in the 2020 Period from $9.53 per ton in the 2019 Period. The increase of $1.49 per ton was primarily due to curtailed production.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.71 per produced ton sold in the 2020 Period compared to the 2019 Period primarily as a result of a $0.60 per ton government-imposed increase in the federal black lung excise tax, effective January 1, 2020 and an unfavorable state production mix increasing severance taxes per ton, in addition to increased excise taxes per ton resulting from a greater mix of domestic vs. export shipments.

Segment Adjusted EBITDA Expense increases per ton above were partially offset by the following decreases:

●	Material and supplies expenses per ton produced decreased 4.1% to $10.53 per ton in the 2020 Period from $10.98 per ton in the 2019 Period. The decrease of $0.45 per ton produced resulted primarily from related decreases of $0.52 per ton for roof support and $0.36 per ton for contract labor used in the mining process, partially offset by increases of $0.27 per ton for power and fuel used in the mining process and $0.16 per ton for outside expenses. In addition, material and supplies expenses per ton produced benefited from a greater mix of production from our lower cost per ton mines, River View and Tunnel Ridge.

●	Maintenance expenses per ton produced decreased 8.8% to $3.23 per ton in the 2020 Period from $3.54 per ton in the 2019 Period. The decrease of $0.31 per ton produced was primarily due to reduced maintenance requirements as a result of curtailed production.

●	We had no sales of outside coal purchases in the 2020 Period compared to $15.9 million in the 2019 Period. Thus, costs per ton in the 2020 Period benefited as our cost of outside coal purchases are generally higher on a per ton basis than our produced coal.

General and administrative.  General and administrative expenses for the 2020 Period decreased to $41.1 million compared to $55.2 million in the 2019 Period.  The decrease of $14.1 million was primarily due to lower incentive compensation expenses, including the reversal of cumulative previously recognized expense for restricted units in our LTIP granted in 2019 that are no longer considered probable for vesting at the end of 2021. Please read "Item 1. Financial Statements (Unaudited)—Note 16 – Compensation Plans" of this Quarterly Report on Form 10-Q for more information on our LTIP and vesting matters.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $237.7 million for the 2020 Period compared to $220.4 million for 2019 Period primarily due to charges related to increased sales from coal inventory and increased oil & gas production from our Minerals segment in the 2020 Period.

Asset impairments.  During the 2020 Period, we recorded $25.0 million of non-cash asset impairment charges due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment and greenfield coal reserves as a result of weakened coal market conditions.  During the 2019 Period, we recorded an asset impairment charge of $15.2 million due to the cessation of production at our Dotiki mine.  Please read "Item 1. Financial Statements (Unaudited)—Note 4 – Long-Lived Asset Impairments" of this Quarterly Report on Form 10-Q.

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

Transportation revenues and expenses.  Transportation revenues and expenses were $16.7 million and $82.9 million for the 2020 and 2019 Periods, respectively.  The decrease of $66.2 million was largely attributable to decreased coal tonnage for which we arrange third-party transportation at certain mines primarily reflecting reduced coal shipments to international markets and a decrease in average third-party transportation rates in the 2020 Period.  Transportation revenues are recognized in an amount equal to transportation expenses when title to the coal passes to the customer.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased to $0.1 million in the 2020 Period from $7.4 million in the 2019 Period as a result of allocating $7.1 million of the acquisition gain discussed above to noncontrolling interest in the 2019 Period.

Segment Adjusted EBITDA.  Our 2020 Period Segment Adjusted EBITDA decreased $221.6 million, or 42.0%, to $306.5 million from the 2019 Period Segment Adjusted EBITDA of $528.1 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volume and Segment Adjusted EBITDA Expense by segment are as follows:

	Nine Months Ended
	September 30,
	2020	2019	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$157,803	$306,592	$(148,789)	(48.5)%
Coal - Appalachia	121,416	167,612	(46,196)	(27.6)%
Minerals	29,534	32,432	(2,898)	(8.9)%
Other and Corporate	4,710	28,155	(23,445)	(83.3)%
Elimination	(7,005)	(6,721)	(284)	(4.2)%
Total Segment Adjusted EBITDA (2)	$306,458	$528,070	$(221,612)	(42.0)%

Tons sold
Coal - Illinois Basin	13,625	21,793	(8,168)	(37.5)%
Coal - Appalachia	6,514	8,064	(1,550)	(19.2)%
Other and Corporate	—	(422)	422	(1)
Elimination	—	422	(422)	(1)
Total tons sold	20,139	29,857	(9,718)	(32.5)%

Coal sales
Coal - Illinois Basin	$539,614	$875,544	$(335,930)	(38.4)%
Coal - Appalachia	347,076	477,720	(130,644)	(27.3)%
Other and Corporate	—	16,530	(16,530)	(1)
Elimination	—	(12,463)	12,463	(1)
Total coal sales	$886,690	$1,357,331	$(470,641)	(34.7)%

Other revenues
Coal - Illinois Basin	$1,674	$10,557	$(8,883)	(84.1)%
Coal - Appalachia	14,456	2,753	11,703	(1)
Minerals	113	1,079	(966)	(89.5)%
Other and Corporate	18,409	26,745	(8,336)	(31.2)%
Elimination	(8,166)	(9,229)	1,063	11.5%
Total other revenues	$26,486	$31,905	$(5,419)	(17.0)%

BOE volume and oil & gas royalties
Volume - BOE (3)	1,374	1,113	261	23.5%
Oil & gas royalties	$31,718	$36,254	$(4,536)	(12.5)%

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$383,486	$579,510	$(196,024)	(33.8)%
Coal - Appalachia	240,116	312,861	(72,745)	(23.3)%
Minerals	2,851	6,109	(3,258)	(53.3)%
Other and Corporate	13,697	28,026	(14,329)	(51.1)%
Elimination	(1,161)	(14,971)	13,810	92.2%
Total Segment Adjusted EBITDA Expense	$638,989	$911,535	$(272,546)	(29.9)%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

Illinois Basin – Segment Adjusted EBITDA decreased 48.5% to $157.8 million in the 2020 Period from $306.6 million in the 2019 Period.  The decrease of $148.8 million was primarily attributable to lower coal sales, which decreased 38.4% to $539.6 million in the 2020 Period from $875.5 million in the 2019 Period, partially offset by reduced operating expenses.  The decrease of $335.9 million in coal sales primarily reflects reduced tons sold, which decreased 37.5% compared to the 2019 Period due to curtailed production across all of our mining operations in the region as a result of weak coal market conditions, particularly international markets, amid the COVID-19 pandemic.  Segment Adjusted EBITDA Expense decreased 33.8% to $383.5 million in the 2020 Period from $579.5 million in the 2019 Period primarily as a result of reduced tons sold.  Segment Adjusted EBITDA Expense per ton increased $1.56 per ton sold to $28.15 from $26.59 per ton sold in the 2019 Period, primarily due to reduced coal volumes and related increased fixed costs per ton, in addition to certain cost increases described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia – Segment Adjusted EBITDA decreased 27.6% to $121.4 million for the 2020 Period from $167.6 million in the 2019 Period.  The decrease of $46.2 million was primarily attributable to lower coal sales, which decreased 27.3% to $347.1 million in the 2020 Period from $477.7 million in the 2019 Period, partially offset by reduced operating expenses.  The decrease of $130.6 million in coal sales reflects lower tons sold and price realizations.  Sales volumes decreased 19.2% in the 2020 Period compared to the 2019 Period due to curtailed production in the region as a result of weak coal market conditions, particularly international markets, amid the COVID-19 pandemic.  Coal sales price per ton sold in the 2020 Period decreased 10.1% compared to the 2019 Period primarily due to reduced metallurgical tons sold and price realizations at our Mettiki mine.  Segment Adjusted EBITDA Expense decreased 23.3% to $240.1 million in the 2020 Period from $312.9 million in the 2019 Period due to reduced tons sold and decreased per ton costs.  Segment Adjusted EBITDA Expense per ton decreased $1.94 per ton sold to $36.86 compared to $38.80 per ton sold in the 2019 Period, as a result of fewer longwall move days at both our Tunnel Ridge and Mettiki mines, reduced roof support and contract labor expenses per ton and the absence of higher cost purchased tons sold in the 2020 Period, partially offset by curtailed production in the region during the 2020 Period increasing fixed costs per ton, and an increased sales mix of higher-cost Mettiki tonnage. See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Minerals – Segment Adjusted EBITDA decreased to $29.5 million for the 2020 Period from $32.4 million in the 2019 Period reflecting reduced average sales price per BOE due to reduced demand amid the COVID-19 pandemic, partially offset by production volumes from the additional mineral interests acquired in the Wing Acquisition in August 2019 and from continued drilling and development activities.

Other and Corporate – Segment Adjusted EBITDA decreased by $23.5 million to $4.7 million in the 2020 Period compared to $28.2 million in the 2019 Period.  The decrease was primarily attributable to lower equity securities income as a result of the redemption of our preferred interest in Kodiak in the 2019 Period, decreased coal brokerage activity and lower mining technology product sales from the Matrix Group.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Consolidated Segment Adjusted EBITDA	$132,701	$156,163	$306,458	$528,070
General and administrative	(13,871)	(17,885)	(41,131)	(55,218)
Depreciation, depletion and amortization	(80,182)	(72,348)	(237,662)	(220,400)
Asset impairments	—	(15,190)	(24,977)	(15,190)
Goodwill impairment	—	—	(132,026)	—
Interest expense, net	(11,156)	(11,606)	(34,799)	(33,510)
Acquisition gain	—	—	—	177,043
Income tax expense	(293)	(50)	(111)	(130)
Acquisition gain attributable to noncontrolling interest	—	—	—	(7,083)
Net income (loss) attributable to ARLP	$27,199	$39,084	$(164,248)	$373,582
Noncontrolling interest	36	117	97	7,407
Net income (loss)	$27,235	$39,201	$(164,151)	$380,989

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Segment Adjusted EBITDA Expense	$216,750	$289,081	$638,989	$911,535
Outside coal purchases	—	(10,599)	—	(15,910)
Other expense	(723)	(228)	(1,456)	(370)
Operating expenses (excluding depreciation, depletion and amortization)	$216,027	$278,254	$637,533	$895,255

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, commitments and any distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control, including the COVID-19 pandemic.  Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate remaining in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and "Part II - Item 1A. Risk Factors" in our Form 10-Q for the quarterly period ended March 31, 2020.

In responding to weak market conditions, lower commodity prices, and the lockdown initiated in the First Quarter to certain areas of the global economy due to the COVID-19 pandemic, the Partnership took numerous actions to optimize cash flows and preserve liquidity by reducing capital expenditures, working capital, costs and expenses, including adjusting its corporate support structure to better align with current operating levels.  We have also utilized certain provisions of the Coronavirus Aid Relief and Economic Security Act of 2020 which modestly increased our short-term liquidity.

Additional actions to enhance our liquidity include our Board's decisions to suspend the cash distributions beginning with the First Quarter.  We have also strengthened our liquidity by entering into a $537.75 million (reducing to $459.5 million on May 23, 2021) revolving credit facility with a termination date of March 9, 2024, replacing the $494.75 million revolving credit facility that was set to expire on May 23, 2021. In addition, on June 5, 2020 we entered into a $14.7 million equipment financing arrangement which provides for forty-eight monthly payments with an implicit interest rate of 6.1%, maturing on June 5, 2024.  We have further enhanced our liquidity by reducing our total debt by $117.5 million in the 2020 Period.

In May 2018, the Board approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through September 30, 2020, we have purchased units for a total of $93.5 million under the program.  During the nine months ended September 30, 2020, we did not repurchase and retire any units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

Mine Development Project

In 2018, we began development of MC Mining's Excel Mine No. 5 ("No. 5 Mine") which continued through 2019 and into 2020. In July 2020, the No. 5 Mine began production.  We expect the No. 5 Mine will enable us to access an additional 15 million tons of coal reserves with an expected mine life of approximately 12 years assuming  production levels similar to MC Mining's former Excel Mine No. 4.

Cash Flows

Cash provided by operating activities was $291.8 million for the 2020 Period compared to $408.4 million for the 2019 Period.  The decrease in cash provided by operating activities was primarily due to a net loss in the 2020 Period as compared to net income in the 2019 Period adjusted for changes from certain non-cash items discussed above such as an acquisition gain and impairments.  The decrease in net income was partially offset by a favorable working capital change primarily related to trade receivables and inventories and other favorable comparisons.

Net cash used in investing activities was $108.9 million for the 2020 Period compared to $423.6 million for the 2019 Period.  The decrease in cash used in investing activities was primarily attributable to the AllDale and Wing Acquisitions during 2019 Period and decreased capital expenditures for mine infrastructure and equipment at various mines during the 2020 Period. The decreased net cash used compared to the 2019 Period was partially offset by cash received from the redemption of our Kodiak equity securities in the 2019 Period.

Net cash used in financing activities was $185.2 million for the 2020 Period compared to $197.2 million for the 2019 Period.  The decrease in cash used in financing activities was primarily attributable to reduction in distributions paid to partners in the 2020 Period, partially offset by lower net proceeds from borrowings under the revolving credit facility.

Capital Expenditures

Capital expenditures decreased to $102.8 million in the 2020 Period from $241.1 million in the 2019 Period.  See our discussion of "Cash Flows" above concerning the decrease in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the five-year period beginning in January 2020 of approximately $4.86 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2020 are estimated in a range of $125.0 million to $130.0 million.  Management anticipates funding remaining 2020 capital requirements with cash and cash equivalents ($34.1 million as of September 30, 2020), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all of the assets of the Restricted Subsidiaries.  The Credit Agreement is not guaranteed or secured by the assets of the Intermediate Partnership's oil & gas minerals subsidiary, Alliance Minerals, or its direct and indirect subsidiaries (collectively the "Unrestricted Subsidiaries").  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 3.01% as of September 30, 2020.  At September 30, 2020, we had $21.8 million of letters of credit outstanding with $381.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions. In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.69 to 1.0, 8.22 to 1.0 and 0.69 to 1.0, respectively, for the trailing twelve months ended September 30, 2020.  We remain in compliance with the covenants of the Credit Agreement as of September 30, 2020 and expect to remain in compliance with such covenants for the balance of the year, provided economic conditions do not deteriorate substantially.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In October 2019, we extended the term of the Securitization Facility to January 2021. At September 30, 2020, we had a $72.2 million outstanding balance under the Securitization Facility.

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

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At September 30, 2020, we had $5.0 million in letters of credit outstanding under this agreement.

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

Other Information

Insurance

Effective October 1, 2020, we renewed our annual property and casualty insurance program. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We have elected to retain a 10% participating interest in our commercial property insurance program.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.  Also, exposures exist for which no insurance may be available and for which we have not reserved.  In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil fuel companies.

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

Our results of operations are highly dependent upon the prices we receive for our coal, oil and natural gas.  Regarding coal, the short-term sales contracts favored by some of our coal customers leave us more exposed to risks of declining coal price periods.  Regarding oil & natural gas, as seen in our second and third quarter results, lower sales price realizations, caused by lower global energy demand during the COVID-19 pandemic and actions of major oil producing countries, had a significant impact on our royalty revenues.  Please see discussions above, "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and discussions in our Form 10-Q for the quarterly period ended June 30, 2020, for more information regarding the impact of the COVID-19 pandemic and lower oil and natural gas prices on the results of our operations for the 2020 Quarter and the Sequential Quarter.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We had $135.0 million in borrowings under the Revolving Credit Facility and $72.2 million in borrowings under the Securitization Facility at September 30, 2020.  A one percentage point increase in the interest rates related to the Revolving Facility and Securitization Facility would result in an annualized increase in interest expense of $2.1 million, based on borrowing levels at September 30, 2020.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2020.

During the quarterly period ended September 30, 2020, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation

(including changes as a result of remote work arrangements, staggered shift practices, personnel changes and other responses to the COVID-19 pandemic) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During this period, we completed our evaluation and integration of the internal controls and processes of the mineral interests acquired in the Wing Acquisition.

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

During the three months ended September 30, 2020, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.  Total units repurchased include the repurchase and retirement of 35 units representing fractional units as part of the simplification transactions completed by the Partnership on May 31, 2018 which are not part of the unit repurchase program.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2020, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 5, 2020, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2020 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 5, 2020.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Robert J. Fouch

Robert J. Fouch
Vice President, Controller and
Chief Accounting Officer