Form 10-K
period 2020-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2021-02-23
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $343,214,355 as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of February 23, 2021, 127,195,219 common units were outstanding.

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

Continuous miner	A machine used in underground mining to cut coal from the seam and load it onto conveyors or into shuttle cars in a continuous operation
High-sulfur coal	Based on market expectations, we classify coal with a sulfur content of greater than 3%
Long-term contracts	Contracts having a term of one year or greater
Longwall mining	One of two major underground coal mining methods, utilizing specialized equipment to remove nearly all of a coal seam over a very large area
Low-sulfur coal	Based on market expectations, we classify coal with a sulfur content of less than 1.5%
Medium-sulfur coal	Based on market expectations, we classify coal with a sulfur content of 1.5% to 3%
Metallurgical coal	Coal primarily used in the production of steel
MMBtus	Million British thermal units
Preparation plant	A facility used for crushing, sizing, and washing coal to remove impurities and to prepare it for use by a particular customer
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

Reserves	Reserves are that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Our references to reserves in this report take into account estimated losses involved in producing a saleable product (i.e., salable reserves).
Room-and-pillar mining	One of two major underground coal mining methods, utilizing continuous miners creating a network of "rooms" within a coal seam, leaving behind "pillars" of coal used to support the roof of a mine
Thermal coal	Coal used primarily in the generation of electricity
Unassigned reserves	Reserves that have not yet been designated for mining by a specific operation

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

Basis differential	The difference between the spot price of a commodity and the sales price at the delivery point where the commodity is sold
Bbl	Stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
BOE	Barrels of oil equivalent, with six Mcf of natural gas being equivalent to one Bbl of crude oil, condensate or natural gas liquids
Developed acreage	Acreage allocated or assignable to productive wells
Gross Acres	The total acres in a specified tract in which an owner has a real property interest. For example, an owner who has a 25 percent interest in 100 acres has an ownership interest in 100 gross acres.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids
Mcf	Thousand cubic feet of natural gas
MMcf	Million cubic feet of natural gas
Mineral Interest

Mineral interests are real-property interests that are typically perpetual and grant ownership to the oil & gas under a tract of land or the rights to explore for, develop, and produce oil & gas on that land or to lease those exploration and development rights to a third party

Net acres	The percentage of total acres an owner owns out of a particular number of acres within a specified tract. For example, an owner who has a 50 percent interest in 100 acres owns 50 net acres.
Net royalty acres	Mineral ownership standardized to a 12.5%, or 1/8th, royalty interest
NGLs

Natural gas liquids are components of natural gas that are liquid at the surface in field facilities or in gas-processing plants. Natural gas liquids can be classified according to their vapor pressures as low (condensate), intermediate (natural gasoline) and high (liquefied petroleum gas) vapor pressure. Natural gas liquids include propane, butane, pentane, hexane and heptane, but not methane and ethane, since these hydrocarbons need refrigeration to be liquefied. The term is commonly abbreviated as NGL.

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

Proved undeveloped reserves	Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion
PUDs	Proved undeveloped reserves
Reserves

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

v

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses' and governments' responses to the pandemic on our operations and personnel, and on demand for coal, oil and natural gas, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions;
●	changes in macroeconomic and market conditions and market volatility arising from the COVID-19 pandemic, including coal, oil, natural gas and natural gas liquids prices, and the impact of such changes and volatility on our financial position;
●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changing global economic conditions or in industries in which our customers operate;
●	changes in coal prices and/or oil & gas prices, demand and availability which could affect our operating results and cash flows;
●	actions of the major oil producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	the effectiveness or lack of effectiveness in distributed vaccines to reduce the impact of COVID-19;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold mineral interests due to low oil, natural gas and natural gas liquid prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	recent action and the possibility of future action on trade made by United States and foreign governments;
●	the effect of changes in taxes or tariffs and other trade measures;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social and governance ("ESG") matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in raw material costs;
●	changes in the availability of skilled labor;
●	our ability to maintain satisfactory relations with our employees;

●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal reserves;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

If one or more of these or other risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results could differ materially from those described in any forward-looking statement.  When considering forward-looking statements, you should also keep in mind our risk factors and legal proceedings.  Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."  We disclaim any obligation to update or revise any forward-looking statements or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments, unless required by law.

You should consider the information above when reading any forward-looking statements contained in this Annual Report on Form 10-K; other reports filed by us with the United States Securities and Exchange Commission ("SEC"); our press releases; our website http://www.arlp.com; and written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

Significant Relationships Referenced in this Annual Report

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "SGP" mean Alliance Resource GP, LLC. SGP is indirectly wholly owned by Mr. Craft and Kathleen S. Craft, who are collectively referred to in such capacity as the "Owners of SGP." The Owners of SGP held approximately 34.48% of the outstanding AHGP common units prior to the Simplification Transactions discussed below. SGP was dissolved on December 30, 2020 and is in the process of winding up its affairs.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the coal mining operations of Alliance Resource Operating Partners, L.P.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for the oil and gas minerals interests of Alliance Resource Partners, L.P.
●	References to "AHGP" mean Alliance Holdings GP, L.P., individually and not on a consolidated basis as the parent company of MGP prior to the Simplification Transactions discussed below and as a wholly owned subsidiary of ARLP subsequent to the Simplification Transactions.

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

We are currently the second-largest coal producer in the eastern United States with seven underground mining complexes in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia as well as a coal-loading terminal in Indiana on the Ohio River.  We manage and report our coal operations primarily under two regions, Illinois Basin and Appalachia.  We market our coal production to major domestic and international utilities and industrial users.

We currently own both mineral and royalty interests in approximately 1.5 million gross acres in premier oil & gas producing regions in the United States, primarily the Permian, Anadarko, and Williston Basins.  While we own both mineral and royalty interests, we refer to them collectively as mineral interests throughout our discussions of our business as the majority of our holdings are mineral interests.  We market our mineral interests for lease to operators in those regions and generate royalty income from the leasing and development of those mineral interests.  Reserve additions and the associated cash flows are expected to increase from the development of our existing mineral interests and through acquisitions of additional mineral interests.

In addition, we develop and market industrial and mining technology products and services.

ARLP, a Delaware limited partnership, completed its initial public offering on August 19, 1999, and is listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  We are managed by our sole general partner, MGP, a Delaware limited liability company, which holds a non-economic general partner interest in ARLP.

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

Wing Acquisition

On August 2, 2019, our subsidiary AR Midland, LP ("AR Midland") acquired from Wing Resources LLC and Wing Resources II LLC (collectively, "Wing") approximately 9,000 net royalty acres in the Midland Basin, with exposure to more than 400,000 gross acres (the "Wing Acquisition").  The Wing Acquisition enhanced our ownership position in the Permian Basin, expanded our exposure to industry leading operators, and furthered our business strategy to grow our Minerals segment.  Following the Wing Acquisition, we hold approximately 55,500 net royalty acres in premier oil & gas resource plays including net royalty acres from our investment in AllDale Minerals III, LP ("AllDale III").  See "Item 8.  Financial Statements and Supplementary Data—Note 3 – Acquisitions" for more information.

The following diagram depicts our simplified organization and ownership as of December 31, 2020:

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

Coal Mining Operations

Coal is used primarily for the generation of electric power and production of steel but is also used for chemical, food, and cement processing.  We produce bituminous coal from our underground mines that is sold to customers principally for electric power generation (thermal) and for the production of steel (metallurgical).  We have established long-term relationships with customers through exemplary and consistent performance while operating our mines with an industry-leading safety record.

At December 31, 2020, we had approximately 1.7 billion tons of coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia.  We produce a diverse range of thermal and metallurgical coal with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications required by our customers.  In 2020, we sold 28.2 million tons of coal and produced 27.0 million tons.  The coal we sold in 2020 was approximately 10.6% low-sulfur coal, 51.6% medium-sulfur coal, and 37.9% high-sulfur coal.  In 2020, approximately 94.2% of our tons sold were purchased by United States electric utilities and 3.3% were sold into the international markets through brokered transactions.  The balance of our tons sold was to third-party resellers and industrial consumers.  For tons sold to United States electric utilities, 100% were sold to utility plants with installed pollution control devices.  The Btu content of our coal ranges from 11,400 to 13,200.

The following chart summarizes our coal production by region for the last five years.

	Year Ended December 31,
Coal Regions	2020	2019	2018	2017	2016

	(tons in millions)
Illinois Basin	17.9	29.5	29.9	27.3	25.4
Appalachia	9.1	10.5	10.4	10.3	9.8
Total	27.0	40.0	40.3	37.6	35.2

The following map shows the location of our coal mining operations:

Designated reserves noted on the map and reserves associated with our mining complexes may be owned or held by Alliance Resource Properties, our land holding company, with intercompany leases to our mining complexes.

Illinois Basin Operations:	4. WARRIOR COMPLEX	8. SEBREE-ONTON COMPLEX	11. TUNNEL RIDGE COMPLEX
1. GIBSON COMPLEX	Warrior Mine	Onton Mine (Idled)	Tunnel Ridge Mine
Gibson South Mine	Mining Type: Underground	Mining Type: Underground	Mining Type: Underground
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft
Mining Access: Slope & Shaft	Mining Method: Continuous	Mining Method: Continuous	Mining Method: Longwall
Mining Method: Continuous	Miner	Miner	& Continuous Miner
Miner	Coal Type: Medium/High-Sulfur	Coal Type: Medium/High-Sulfur	Coal Type: Medium/High-Sulfur
Coal Type: Low/Medium-Sulfur	Transportation: Barge, Railroad,	Transportation: Barge & Truck	Transportation: Barge & Railroad
Transportation: Barge, Railroad	& Truck
& Truck		Appalachian Operations:	12. PENN RIDGE RESERVES
	5. MOUNT VERNON	9. MC MINING COMPLEX	Mining Type: Underground
2. HAMILTON COMPLEX	TRANSFER TERMINAL	Excel Mine No. 5	Mining Access: Slope & Shaft
Hamilton Mine	Rail or Truck to Ohio River Barge	Mining Type: Underground	Mining Method: Longwall
Mining Type: Underground	Transloading Facility	Mining Access: Slope & Shaft	& Continuous Miner
Mining Access: Slope & Shaft		Mining Method: Continuous	Coal Type: High-Sulfur
Mining Method: Longwall	6. HENDERSON/UNION	Miner	Transportation: Barge & Railroad
& Continuous Miner	RESERVES	Coal Type: Low-Sulfur	& Continuous Miner
Coal Type: Medium/High-Sulfur	Mining Type: Underground	Transportation: Barge, Railroad,
Transportation: Barge, Railroad	Mining Access: Slope & Shaft	& Truck
& Truck	Mining Method: Continuous Miner
	Coal Type: Medium/High-Sulfur	10. METTIKI COMPLEX
3. RIVER VIEW COMPLEX	Transportation: Barge & Truck	Mountain View Mine
River View Mine		Mining Type: Underground
Mining Type: Underground	7. DOTIKI RESERVES	Mining Access: Slope
Mining Access: Slope & Shaft	Mining Type: Underground	Mining Method: Longwall
Mining Method: Continuous	Mining Access: Slope & Shaft	& Continuous Miner
Miner	Mining Method: Continuous	Coal Type: Low/Medium
Coal Type: Medium/High-Sulfur	Miner	Sulfur - Metallurgical
Transportation: Barge & Truck	Coal Type: Medium/High-Sulfur	Transportation: Railroad
	Transportation: Barge, Railroad	& Truck
& Truck

We lease most of our coal reserves from private parties and generally have the right to maintain leases in force until the exhaustion of mineable and merchantable coal located within the leased premises or a larger coal reserve area.  These leases provide for royalties to be paid to the lessors at a fixed amount per ton or as a percentage of the sales price.  Many leases require payment of minimum royalties, payable either at the time of the execution of the lease or in periodic installments, even if no mining activities have begun.  These minimum royalties are normally credited against the production royalties owed to a lessor once coal production has commenced.

Illinois Basin Operations

Our Illinois Basin mining operations are located in western Kentucky, southern Illinois, and southern Indiana. As of December 31, 2020, we had 1,670 employees, and we operate four active mining complexes in the Illinois Basin.

Gibson Complex.  Our subsidiary, Gibson County Coal, LLC ("Gibson County Coal"), operates the Gibson South mine, located near the city of Princeton in Gibson County, Indiana.  The Gibson South mine is an underground mine and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson South mine's preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Production from the Gibson South mine is shipped by truck or transported by rail on the CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS") railroads from the Gibson North rail loadout facility directly to customers or to various transloading facilities, including our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") transloading facility, for barge delivery.  Production from the mine began in April 2014.

Gibson County Coal also operated the Gibson North mine, an underground mine also located near the city of Princeton in Gibson County, Indiana.  The Gibson North mine began production in November 2000 and utilized continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson North mine was idled in December 2015 in response to market conditions but resumed production in May 2018.  In November 2019, the Gibson North mine was again idled in response to market conditions and in May 2020, the Gibson North mine was reclaimed and sealed.

Hamilton Complex.  Our subsidiary, Hamilton County Coal, LLC ("Hamilton"), operates the Hamilton mine, located near the city of McLeansboro in Hamilton County, Illinois.  The Hamilton mine is an underground longwall mining operation producing medium/high-sulfur coal. Initial development production from the continuous miner units began in 2013, longwall mining began in October 2014 and we acquired complete ownership and control in 2015.  Hamilton's preparation plant has throughput capacity of 2,000 tons of raw coal per hour.  Hamilton has the ability to ship production from the Hamilton mine via the CSX, Evansville Western Railway, and NS rail directly to customers or to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.

River View Complex.  Our subsidiary, River View Coal, LLC ("River View"), operates the River View mine, which is located in Union County, Kentucky and is currently the largest room-and-pillar coal mine in the United States.  The River View mine began (multi-seam) production in 2009 and utilizes continuous mining units to produce medium/high-sulfur coal.  River View's preparation plant has throughput capacity of 2,700 tons of raw coal per hour.  Coal produced from the River View mine is transported by overland belt to a barge loading facility on the Ohio River.

Warrior Complex.  Our subsidiary, Warrior Coal, LLC ("Warrior"), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky.  The Warrior complex was opened in 1985, and we acquired it in February 2003.  Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce medium/high-sulfur coal.  Warrior's preparation plant has throughput capacity of 1,200 tons of raw coal per hour.  Warrior's production is shipped via the CSX and Paducah & Louisville Railway, Inc. ("PAL") railroads and by truck directly to customers or potentially to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.

Mt. Vernon Transfer Terminal, LLC.  Our subsidiary, Mt. Vernon, leases land and operates a coal-loading terminal on the Ohio River at Mt. Vernon, Indiana.  Coal is delivered to Mt. Vernon by both rail and truck.  The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 200,000 tons.  During 2020, the terminal loaded approximately 425,000 tons for customers of Gibson County Coal and Hamilton.

Alliance Resource Properties.  Alliance Resource Properties, LLC and collectively with its subsidiaries ("Alliance Resource Properties") own or control coal reserves that they lease to certain of our subsidiaries that operate our mining complexes, including Gibson South, Hamilton, River View and Warrior.  In December 2014 and February 2015, WKY CoalPlay, LLC or its subsidiaries ("WKY CoalPlay"), which are related parties, entered into coal lease agreements with us regarding coal reserves located in Henderson and Union Counties, Kentucky ("Henderson/Union Reserves") and Webster County, Kentucky.  For more information about the WKY CoalPlay transactions, please read "Item 8. Financial Statements and Supplementary Data — Note 21 – Related-Party Transactions."

Dotiki Complex. Our subsidiary, Webster County Coal, LLC ("Webster County Coal"), operated Dotiki, an underground mining complex located near the city of Providence in Webster County, Kentucky.  The complex opened in 1966, and we purchased the mine in 1971 and operated it until it ceased production in August 2019.  For information regarding Dotiki's remaining coal reserves, please read "Item 2. Properties – Coal Reserves."

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

Appalachian Operations

Our Appalachian mining operations are located in eastern Kentucky, Maryland, and West Virginia.  As of December 31, 2020, we had 860 employees, and we operate three mining complexes in Appalachia with one mine currently under development.

MC Mining Complex. The MC Mining Complex is located near the city of Pikeville in Pike County, Kentucky.  We acquired the mine in 1989.  Our subsidiary, MC Mining, LLC ("MC Mining"), owns the mining complex and controls the reserves, and our subsidiary, Excel Mining, LLC ("Excel") conducts all mining operations.  The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal.  The preparation plant has throughput capacity of 1,000 tons of raw coal per hour.  Substantially all of the coal produced at MC Mining in 2020 met or exceeded the compliance requirements of Phase II of the Federal Clean Air Act ("CAA") (see "—Environmental, Health and Safety Regulations—Air Emissions" below).  Coal produced from the mine is shipped via the CSX railroad directly to customers or to various transloading facilities on the Ohio River for barge deliveries, or by truck directly to customers or to various docks on the Big Sandy River for barge deliveries.

Our subsidiary, Excel, completed development activity for MC Mining's Excel Mine No. 5 in May 2020 and transitioned its employees and equipment to the new mine in July 2020.  MC Mining controls the estimated 15 million tons of coal reserves assigned to the Excel Mine No. 5 and Excel will conduct all mining operations.  The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal with an expected annual production capacity of 1.3 million tons.  MC Mining utilizes its existing underground mining equipment and preparation plant to produce and process coal from the Excel Mine No. 5 and ships coal produced from the mine to various transloading facilities on the Ohio River and the Big Sandy River for barge deliveries or directly to customers via the CSX railroad and by truck.  The development plan for the new Excel Mine No. 5 provided a seamless transition from the current MC Mining operation.

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

Penn Ridge.  Our subsidiary, Penn Ridge Coal, LLC ("Penn Ridge"), holds coal reserves in Washington County, Pennsylvania, estimated to include approximately 61.5 million tons of proven and probable high-sulfur coal in the Pittsburgh No. 8 seam.  Development of the project is regulatory and market dependent and its timing is open-ended pending obtaining all required regulatory approvals, sufficient coal sales commitments to support the project, and final approval by the Board of Directors.

Coal Marketing and Sales

We sell coal to an established customer base through opportunities as a result of existing business relationships or through formal bidding processes.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  These arrangements are mutually beneficial to our customers and us in that they provide greater predictability of sales volumes and sales prices.  Although some utility customers have appeared to favor a shorter-term contracting strategy, in 2020 approximately 93.0% and 92.8% of our sales tonnage and total coal sales, respectively, were sold under long-term contracts with committed term expirations ranging from 2020 to 2025.  As of February 1, 2021, our nominal commitment under contract was approximately 24.1 million tons in 2021.  The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity.

The provisions of long-term contracts are the results of both bidding procedures and extensive negotiations with each customer.  As a result, the provisions of these contracts vary significantly in many respects, including, among other factors, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, and coal qualities and quantities.  A portion of our long-term contracts is subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.  These provisions, however, may not assure that the contract price will reflect every change in production or other costs.  Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can, in some instances, lead to the early termination of a contract.  Some of the long-term contracts also permit the contract to be reopened for renegotiation of terms and conditions other than pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract.  The long-term contracts typically stipulate procedures for transportation of coal, quality control, sampling, and weighing.  Most contain provisions requiring us to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility, and other qualities.  Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments, or termination of the contracts.  While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location.  Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.  Coal contracts typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events.  Force majeure events include, but are not limited to, unexpected significant geological conditions and weather events that may disrupt transportation.  Depending on the language of the contract, some contracts may terminate upon an event of force majeure that extends for a certain period.

The international coal market has been a substantial part of our business with indirect sales to end-users in Europe, Africa, Asia, North America, and South America, although the share of our export sales fell significantly in 2020 due to reduced demand in the international coal market.  Our sales into the international coal market are considered exports and are made through brokered transactions.  During the years ended December 31, 2020, 2019, and 2018, export tons represented approximately 3.3%, 17.9%, and 27.8% of tons sold, respectively.  We use the end-usage point as the basis for attributing tons to individual countries. Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end-usage point, we attribute export tons to the country with the end-usage point, if known.

Reliance on Major Customers

In 2020, our key customers were American Electric Power, Louisville Gas and Electric Company, and Tennessee Valley Authority.  We generally define key customers as those from which we derive 10% or more of our total revenues during 2020.  For more information about these customers, please read "Item 8. Financial Statement and Supplemental Data—Note 23 – Concentration of Credit Risk and Major Customers."

Coal Competition

The coal industry is intensely competitive.  The most important factors on which we compete are coal price, coal quality (including sulfur and heat content), reliability and diversity of supply, and transportation costs from the mine to the customer.  We are currently the second-largest coal producer in the eastern United States.  Our principal competitors include American Consolidated Natural Resources Inc., CONSOL Energy, Inc., Alpha Metallurgical Resources, Inc., Foresight Energy LP, and Peabody Energy Corporation.    We also compete directly with a number of smaller producers in the Illinois Basin and Appalachian regions.

In addition, we compete with companies that produce coal from one or more foreign countries.  We seek to export a portion of our coal into the international coal markets and historically the prices we obtain for our export coal have been influenced by a number of factors, such as global economic conditions, weather patterns, and global supply and demand, among others.  Potential changes to international trade agreements, trade concessions, or other political and economic arrangements may benefit coal producers operating in countries other than the United States.  We may be adversely impacted on the basis of price or other factors by foreign trade policies or other arrangements that benefit competitors. In addition, coal is sold internationally in United States dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage.  If our competitors' currencies decline against the United States dollar or against foreign purchasers' local currencies, those competitors may be able to offer lower prices for coal to those purchasers. Furthermore, if the currencies of overseas purchasers were to significantly decline in value in comparison to the United States dollar, those purchasers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The prices we are able to obtain for our domestic sales of coal are primarily linked to coal consumption patterns of domestic electricity-generating utilities, which in turn are influenced by economic activity, government regulations, weather, and technological developments, as well as the location, quality, price and availability of competing sources of fuel and alternative energy sources such as natural gas, nuclear energy, petroleum and renewable energy sources for electrical power generation.  Costs and other factors, such as safety and environmental considerations, have affected and may continue to affect the overall demand for coal as a fuel.  Competition from natural-gas-fired plants that are relatively more efficient, less expensive to construct, and less difficult to permit than coal-fired plants has displaced and may continue to displace a significant amount of coal-fired electric power generation in the near term, particularly from older, less efficient coal-fired powered generators.  Federal and state mandates for increased use of electricity derived from renewable energy sources could affect demand for our coal.  Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal.

For additional information, please see "Item 1A. Risk Factors."

Coal Transportation

Our coal is transported from our mining complexes to our customers by barge, rail, and truck.  Depending on the proximity of the customer to the mining complex and the transportation available for delivering coal to that customer, transportation costs can be a substantial part of the total delivered cost of a customer's coal.  As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal.  We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers, and in many cases, we are able to accommodate multiple transportation options.  Our customers typically negotiate and pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry.  Approximately 58.9% of our 2020 sales volume was initially shipped from the mining complexes by barge, 28.1% was shipped from the mining complexes by rail and 13.0% was shipped from the mining complexes by truck.  The practices of, rates set by and capacity availability of, the transportation company serving a particular mine or customer may affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mining complex.  With respect to our export volumes from the United States to other countries, we generally sell coal to our customers at an export terminal in the United States and we are responsible for the cost of transporting coal to the export terminals.  Our export customers generally negotiate and pay for ocean vessel transportation.

Mineral Interest Activities

Our mineral interest business includes all activities related to the oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III and Cavalier Minerals.  AR Midland acquired its mineral interests in the Wing Acquisition.  Our mineral interests are primarily located on private lands in three basins, which are also our areas of focus for future development by operators.  These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) Basins.  Our developed and undeveloped net acres standardized to a 1/8th royalty equate to approximately 55,500 net royalty acres, including 3,988 net royalty acres owned through our equity interests in AllDale III.

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

The following chart summarizes the production of our mineral interests for the year ended December 31, 2020, and 2019:

	Year Ended
	December 31,
	2020	2019
Production:
Oil (MBbls)	948	741
Natural gas (MMcf)	3,635	3,664
Natural gas liquids (MBbls)	337	364
BOE (MBbls)	1,892	1,716

The following map shows the location of our oil & gas mineral interests:

WILLISTON BASIN (BAKKEN)
Montana
North Dakota
South Dakota
APPALACHIA BASIN (MARCELLUS/UTICA)
New York
Indiana
Ohio
Pennsylvania
Maryland
West Virginia
Kentucky
Virginia
ANADARKO BASIN (SCOOP/STACK)
New Mexico
Oklahoma
PERMIAN BASIN (DELAWARE/MIDLAND)
Texas

In 2014, ARLP began to actively invest in oil & gas mineral interests in some of the nation's premier oil-rich basins.  Beginning in 2019, ARLP transitioned from a passive investor in mineral interests to an active and material participant in oil & gas minerals.

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

Other

Our other interests are comprised primarily of mineral interests owned in the Appalachia Basin that stretches throughout most of Ohio, West Virginia, Pennsylvania, and extends into other states.  The Appalachia Basin's most active plays in which we have acreage are the Marcellus Shale and Utica plays, which cover most of Pennsylvania, northern West Virginia, and eastern Ohio.  In addition to the interests held in the Appalachia Basin, we own a small number of mineral interests in the Tuscaloosa Marine Shale play in Mississippi.  AllDale III also owns mineral interests in the Haynesville Shale formation located in northwest Louisiana.

Minerals Competition

There is intense competition for acquisition opportunities in the oil & gas industry, and we compete with other companies that have greater resources. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to acquire additional mineral interests in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our competitors not only own and acquire mineral interests but also explore for and produce oil & gas and, in some cases, carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. By engaging in such other activities, our competitors may be able to develop or obtain information that is superior to the information that is available to us. In addition, because we have fewer financial and human resources than many companies in the oil & gas industry, we may be at a disadvantage in bidding for oil & gas properties. Further, oil & gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal, and fuel oils. Changes in the availability or price of oil & gas or other forms of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternative fuels and other forms of energy, may affect the demand for oil & gas.

Minerals - Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months while demand for natural gas increases during the winter and summer months and decreases during the spring and fall months. Certain buyers of natural gas use natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit drilling and producing activities and other oil & gas operations in a portion of our operating areas. These seasonal anomalies can pose challenges for our operators in meeting well-drilling objectives and can increase competition for equipment, supplies, and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

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

Additional Services

We develop and market additional services in order to establish ourselves as the supplier of choice for our customers.  Historically, and in 2020, outside revenues from these services were immaterial.

Environmental, Health, and Safety Regulations

Our coal operations, and those of the operators on the properties in which we hold oil & gas mineral interests, are subject to extensive regulation by federal, state, and local authorities on matters such as:

●	employee health and safety;
●	permits and other licensing requirements for mining or exploration and production activities;
●	air quality standards;
●	water quality standards;
●	storage of petroleum products and substances that are regarded as hazardous under applicable laws or that, if spilled, could reach waterways or wetlands;
●	plant and wildlife protection that could limit or prohibit mining or exploration and production activities;
●	restrict the types, quantities, and concentration of materials that can be released into the environment in the performance of mining or exploration and production activities;
●	initiate investigatory and remedial measures to mitigate pollution from former or current operations, such as restoration of waste ponds, mining areas, drilling pits, and plugging of abandoned wells;
●	storage and handling of explosives;
●	wetlands protection;
●	surface subsidence from underground mining; and
●	the effects, if any, that mining has on groundwater quality and availability

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil, and criminal sanctions, including monetary penalties, the imposition of strict, joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the operations on our properties. The regulatory burden on fossil-fuel industries increases the cost of doing business and consequently affects profitability. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or reinterpretation of enforcement policies that result in more stringent and costly obligations could increase our or our mineral interest operators’ costs and adversely affect our performance.

In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which has adversely affected the demand for coal.  It is possible that new legislation or regulations may be adopted, or that existing laws or regulations may be differently interpreted or more stringently enforced, any of which could have a significant impact on our mining operations, our customers' ability to use coal, or the value of or amount of royalties received from our mineral interests. For more information, please see the risk factors described in "Item 1A. Risk Factors" below.

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

Expenditures for environmental matters have not been material in recent years.  We have accrued for the present value of the estimated cost of asset retirement obligations and mine closings, including the cost of treating mine water discharge, when necessary.  The accruals for asset retirement obligations and mine closing costs are based upon permit requirements and the estimated costs and timing assumptions of asset retirement obligations and mine closing procedures.  Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if these accruals were insufficient.

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations.  Applications for permits require extensive engineering and data analysis and presentation and must address a variety of environmental, health, and safety matters associated with a proposed mining operation.  These matters include the manner and sequencing of coal extraction, the storage, use, and disposal of waste and other substances and impacts on the environment, the construction of water containment areas, and reclamation of the area after coal extraction.  Meeting all requirements imposed by any of these authorities may be costly and time-consuming, and may delay or prevent commencement or continuation of mining operations.

The permitting process for certain mining operations can extend over several years and can be subject to administrative and judicial challenges, including by the public.  Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all.  We cannot assure you that we will not experience difficulty or delays in obtaining mining permits in the future or that a current permit will not be revoked.

We are required to post bonds to secure performance under our permits.  Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under the laws and regulations described above.  Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws and regulations.  Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations that have outstanding environmental violations.  Although like other coal companies, we have been cited for violations in the ordinary course of our business, we have never had a permit suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

Mine Health and Safety Laws

The operation of our mines is subject to the Federal Mine Safety and Health Act of 1977 ("FMSHA"), and regulations adopted pursuant thereto.  FMSHA imposes extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters.  MSHA monitors and rigorously enforces compliance with these federal laws and regulations.  In addition, most of the states where we operate have state programs for mine safety and health regulation and enforcement.  Federal and state safety and health regulations affecting the coal mining industry are perhaps the most comprehensive and rigorous system in the United States for the protection of employee safety and have a significant effect on our operating costs.  Although many of the requirements primarily impact underground mining, our competitors in all of the areas in which we operate are subject to the same laws and regulations.

FMSHA has been construed as authorizing MSHA to issue citations and orders pursuant to the legal doctrine of strict liability, or liability without fault, and FMSHA requires the imposition of a civil penalty for each cited violation.  Negligence and gravity assessments, along with other factors, can result in the issuance of various types of orders, including orders requiring withdrawal from the mine or the affected area, and some orders can also result in the imposition of civil penalties.  FMSHA also contains criminal liability provisions.  For example, criminal liability may be imposed upon corporate operators who knowingly and willfully authorize, order, or carry out violations of the FMSHA, or its mandatory health and safety standards.

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

In 2014, MSHA began implementation of a finalized new regulation titled "Lowering Miner's Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors."  The final rule implemented a reduction in the allowable respirable coal mine dust exposure limits, requires the use of sampling data taken from a single sample rather than an average of samples and increases oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine, all of which increase mining costs.  The second phase of the rule began in February 2016 and requires additional sampling for designated and other occupations using the new continuous personal dust monitor technology, which provides real-time dust exposure information to the miner.  Phase three of the rule began in August 2016 and resulted in lowering the current respirable dust level of 2.0 milligrams per cubic meter to 1.5 milligrams per cubic meter of air.  Compliance with these rules can result in increased costs on our operations, including, but not limited to, the purchasing of new equipment and the hiring of additional personnel to assist with monitoring, reporting, and recordkeeping obligations. MSHA has published a request for information regarding engineering controls and best practices to lower miners’ exposure to respirable coal mine dust, which is currently set to close on July 9, 2022.  It is uncertain whether MSHA will present additional proposed rules, or revisions to the final rule, following the closing of the comment period for the current request for information.

MSHA has also published, and may continue to publish, various proposed rules or requests for information, which may result in additional rulemakings. For example, in June 2016, MSHA published a request for information on Exposure of Underground Miners to Diesel Exhaust.  Following a comment period that closed in November 2016, MSHA received requests for MSHA and the National Institute for Occupational Safety and Health to hold a Diesel Exhaust Partnership to address the issues covered by MSHA's request for information.  The comment period for the request for information closed in September 2020.  It is uncertain whether MSHA will present a proposed rule pertaining to exposure of underground miners to diesel exhaust, after completing its evaluation of the comments received.

Separately, in November 2020, MSHA published a proposed rule to revise Testing, Evaluation, and Approval of Electric Motor-Driven Mine Equipment and Accessories within underground mining environments.  The comment period for the proposed rule closed in December 2020.  It is uncertain whether MSHA will present a final rule addressing this issue.

Subsequent to the passage of the MINER Act, Illinois, Kentucky, Pennsylvania, and West Virginia have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight.  Additionally, state administrative agencies can promulgate administrative rules and regulations affecting our operations.  Other states may pass similar legislation or administrative regulations in the future.

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

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 ("BLBA") requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease and to some survivors of a miner who dies from this disease.  The BLBA levied a tax on coal sold of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims.  The coal we sell into international markets is generally not subject to this tax.  In addition, the BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax.  The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent.  The Emergency Economic Stabilization Act of 2008 extended these rates through December 31, 2018.  On January 1, 2019, the excise tax rates reverted to their original 1977 statutory levels of $0.50 per ton for underground-mined coal and $0.25 per ton for surface-mined coal, but not to exceed 2% of the applicable sales price.  In December 2019, the excise tax rates were increased to their 2018 levels and that rate increase was set to expire on December 31, 2020.  However, in December 2020, the excise tax rate increase was extended another year, through December 31, 2021.

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

The revised BLBA regulations took effect in January 2001, relaxing the stringent award criteria established under previous regulations and thus potentially allowing new federal claims to be awarded and allowing previously denied claimants to refile under the revised criteria.  These regulations may also increase black lung-related medical costs by broadening the scope of conditions for which medical costs are reimbursable and increase legal costs by shifting more of the burden of proof to the employer.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a reclamation fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977.  The fee for surface-mined and underground-mined coal is $0.28 per ton and $0.12 per ton, respectively. This fee is currently scheduled to be in effect until September 30, 2021, and requires Congressional action to reauthorize.  We have accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary.  Please read "Item 8. Financial Statements and Supplementary Data—Note 18 – Asset Retirement Obligations."  In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage control on a statewide basis.

Under SMCRA, responsibility for unabated violations, unpaid civil penalties, and unpaid reclamation fees of independent contract mine operators and other third parties can be imputed to other companies that are deemed, according to the regulations, to have "owned" or "controlled" the third-party violator.  Sanctions against the "owner" or "controller" are quite severe and can include being blocked from receiving new permits and having any permits revoked that were issued after the time of the violations or after the time civil penalties or reclamation fees became due.  We are not aware of any currently pending or asserted claims against us relating to the "ownership" or "control" theories discussed above.  However, we cannot assure you that such claims will not be asserted in the future.

In April 2015, the United States Environmental Protection Agency ("EPA") finalized rules on coal combustion residuals ("CCRs"); however, the final rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites.  The Federal Office of Surface Mining ("OSM") has announced their intention to release a proposed rule to regulate placement and use of CCRs at coal mine sites, but, to date, no further action has been taken.  These actions by OSM, potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

Bonding Requirements

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to pay certain black lung claims, and to satisfy other miscellaneous obligations.  These bonds are typically renewable on a yearly basis.  It has become increasingly difficult for us and for our competitors to secure new surety bonds without posting collateral and in some cases it is unclear what level of collateral will be required.  By example, the Office of Workers' Compensation Programs issued new criteria in 2019, but has yet to provide information to self-insured operators regarding the bonding levels and collateral thresholds that will be required.  In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to us.  It is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral upon those renewals.  Our failure to maintain, or inability to acquire, surety bonds that are required by federal and state laws would have a material adverse effect on our ability to produce coal, which could affect our profitability and cash flow. For additional information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements."

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining, as well as oil & gas, operations.  The CAA imposes permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants.  The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities.  There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities.  Installation of additional emissions control technology and any additional measures required under applicable federal and state laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans ("SIPs"), could make fossil fuels a less attractive fuel alternative in the planning and building of power plants in the future.  A significant reduction in fossil fuels’ share of power generating capacity could have a material adverse effect on our business, financial condition, and results of operations.

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

control devices such as flue gas desulfurization systems, or "scrubbers," or by reducing electricity-generating levels. In 2020, we sold 93.0% of our total tons to electric utilities in the United States, of which 100% was sold to utility plants with installed pollution control devices. These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule ("CAIR"), discussed below.

●	The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain. In June 2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR"), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. CSAPR has become increasingly irrelevant with continuing coal plant retirements making the nitrogen oxide ozone budget less stringent and lowering emission allowance prices to levels closer to average operating cost for many of our customers. The full impacts of CSAPR are unknown at the present time due to the implementation of Mercury and Air Toxic Standards ("MATS"), discussed below, and the impact of the continuing coal plant retirements.

●	In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. In subsequent litigation, the United States Supreme Court struck down the MATS rule based on the EPA's failure to take costs into consideration. The D.C. Circuit Court allowed the current rule to stay in place until the EPA issued a new finding. In April 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. In April 2017, the D.C Circuit Court of Appeals granted the EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the supplemental finding. In December 2018, the EPA issued a proposed Supplemental Cost Finding, as well as the CAA required "risk and technology review." In May 2020, EPA issued a final rule that reverses the Agency’s prior determination from 2000 and 2016 that it was "appropriate and necessary" to regulate hazardous air pollutants ("HAP") from coal-fueled Electric Generating Units ("EGUs") under the MATS rule. Notwithstanding the invalidation of this threshold regulatory determination, the final rule leaves in place all of the HAP emission control requirements imposed by the MATS rule based on the conclusion that the EGU source category cannot meet the statute's stringent requirements for delisting a source category from HAP regulation. Many electric generators have already announced retirements due to the MATS rule. Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, the MATS rule has forced generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units. The announced and possible additional retirements are likely to reduce the demand for coal. Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal. We continue to evaluate the possible scenarios associated with CSAPR Update and MATS and the effects they may have on our business and our results of operations, financial condition, or cash flows.

●	The EPA is required by the CAA to periodically reevaluate the available health effects information to determine whether the National Ambient Air Quality Standards ("NAAQS") should be revised. Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter ("PM"), ozone, nitrogen oxide, and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in "attainment" but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. In March 2019, the EPA published a final rule that retained the current primary NAAQS for sulfur oxide. In December 2020, EPA published a final rule to retain the current NAAQS for both PM and ozone; however, various entities have filed litigation against one or both of these rulemakings, and the NAAQS may be subject to revision under the Biden Administration. New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments could indirectly reduce the demand for coal. Separately, the implementation of new standards by states has the potential to delay or otherwise impact oil & gas production activities, which could reduce the profitability of our mineral interests.

●	The EPA's regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas, and international parks. Under the program, states are required to develop SIPs to improve visibility. Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants. In prior cases, the EPA has decided to negate the SIPs and impose stringent requirements through FIPs. The regional haze program, including particularly the EPA's FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations. In September 2018, the EPA issued a memorandum that detailed plans to assist states as they develop their SIPs.

●	The EPA's new source review ("NSR") program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment. The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have settled, but others remain pending. In October 2020, the EPA finalized a rule to clarify the process for evaluating whether the NSR permitting program would apply to a proposed modification of a source of air emissions. Depending on the ultimate resolution of these cases, demand for coal could be affected.

●	The EPA’s New Source Performance Standards ("NSPS") under the CAA require the reduction of certain pollutants and methane emissions from certain stimulated oil & gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as "green completions." These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Although the Trump Administration revised prior regulations in September 2020 to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations, President Biden signed an executive order on his first day in office calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. Oil & gas production on the properties in which we hold mineral interests could be adversely affected to the extent any final rule imposes increased operating costs on the oil & gas industry.

GHG Emissions

Combustion of fossil fuels, such as the coal we produce and the oil & gas produced from our mineral interests, results in the emission of GHGs, such as carbon dioxide and methane.  Combustion of fuel for mining equipment used in coal production also emits GHGs.  Future regulation of GHG emissions in the United States could occur pursuant to future United States treaty commitments, new domestic legislation, or regulation by the EPA. Although no comprehensive climate change regulation has been adopted at the federal level in the United States, President Biden has announced that climate change will be a focus of his administration. For example, in January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil-fuel industry, a doubling of electricity generated by offshore wind by 2030, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets.  These commitments could further reduce demand and prices for fossil fuels.  Although the United States had withdrawn from the Paris Agreement, President Biden has signed executive orders recommitting the United States to the agreement and calling for the federal government to begin formulating the United States’ nationally determined emissions reduction targets under the agreement. However, the impact of these orders, and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement, remain unclear at this time. Moreover, many states, regions, and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-

fired electric generating facilities.  Others have announced their intent to increase the use of renewable energy sources, displacing coal and other fossil fuels.  Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions under the CAA based on the United States Supreme Court's 2007 decision that the EPA has authority to regulate GHG emissions.  Although the United States Supreme Court's holding did not expressly involve the EPA's authority to regulate GHG emissions from stationary sources, such as coal-fueled power plants, the EPA has determined on its own that it has the authority to regulate GHG emissions from power plants and issued a final rule which found that GHG emissions, including carbon dioxide and methane, endanger both the public health and welfare. Several rulemakings have been issued under the NSPS that constrain the GHG emissions of fossil-fuel-fired power plants. Most recently, in January 2021, the EPA published a final significant contribution finding for purposes of regulating source category of GHG emissions, confirming that such power plants are a source category for such regulations. However, this finding also excludes several sectors and may, therefore, be subject to revision, and future implementation of the NSPS is uncertain at this time.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  Judicial challenges led the United States Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision.  Then, in October 2017 the EPA proposed to repeal the CPP.  The EPA subsequently proposed the ACE rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction". The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and, the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements. In June 2019, the EPA published the final repeal of the CPP and promulgation of the ACE rule.  The EPA's attempts to replace the CPP with the ACE rule are currently subject to litigation, and on January 19, 2021, the Circuit Court struck down the ACE rule, though the case is not yet final and we cannot predict the outcome of the litigation.

Notwithstanding the ACE rule, requirements have led to premature retirements and could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal.  Congress has not currently adopted legislation to restrict carbon dioxide emissions from existing power plants and it is unclear whether the EPA has the legal authority to regulate carbon dioxide emissions from existing and modified power plants as proposed in the NSPS and CPP.  Substantial limitations on GHG emissions could adversely affect demand for the coal we produce or the oil & gas produced from our mineral interests.

There have been numerous protests and challenges to the permitting of new fossil-fuel infrastructure, including power plants and pipelines, by environmental organizations and state regulators for concerns related to GHG emissions.  For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide.  In addition, several permits issued to new coal-fueled power plants without limits on GHG emissions have been appealed to the EPA's Environmental Appeals Board.  In addition, over thirty states have currently adopted "renewable energy standards" or "renewable portfolio standards," which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date.  Several states have announced their intent to have renewable energy comprise 100% of their electric generation portfolio.  Other states may adopt similar requirements, and federal legislation is a possibility in this area.  To the extent these requirements affect our current and prospective customers or those of our mineral interest producers, they may reduce the demand for fossil-fuel energy, and may affect the long-term demand for our coal and the oil & gas producers from the properties in which we hold mineral interests.  Finally, while the United States Supreme Court has held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, the Court did not decide whether similar claims can be brought under state common law.  As a result, despite this favorable ruling, tort-type liabilities remain a concern. For more information, see our risk factor titled "We, our customers, or the operators of our oil & gas mineral interests could be subject to litigation related to climate change."

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act ("NEPA").  These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects.  In

July 2020, the Council on Environmental Quality finalized revisions to NEPA regulations that clarify the extent to which direct, indirect, and cumulative environmental impacts from a proposed project, including GHG emissions, should be examined under NEPA; however, these regulations may be subject to further regulation under the Biden Administration.

Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities.  For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement ("RGGI"), calling for the implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states.  The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program.  Auctions for carbon dioxide allowances under the program began in September 2008.  Since its inception, several additional states and Canadian provinces have joined RGGI as participants or observers.

Following the RGGI model, five Western states launched the Western Regional Climate Action Initiative to identify, evaluate, and implement collective and cooperative methods of reducing GHG in the region to 15% below 2005 levels by 2020.  These states were joined by two additional states and four Canadian provinces and became collectively known as the Western Climate Initiative Partners, though only California and certain Canadian provinces are currently active participants in the Western Climate Initiative. It is likely that these regional efforts will continue based on current trends and concerns related to the reduction of GHG emissions.

It is possible that future international, federal, and state initiatives to control GHG emissions could result in increased costs associated with fossil-fuel production and consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs.  Such increased costs for fossil-fuel consumption could result in some customers switching to alternative sources of fuel, or otherwise adversely affect our operations and demand for our products, or those of the operators of our mineral interests, which could have a material adverse effect on our business, financial condition, and results of operations Finally, activists may try to hamper fossil-fuel companies by other means, including pressuring financing and other institutions into restricting access to capital, bonding, and insurance, as well as pursuing tort litigation for various alleged climate-related impacts. For more information, see our Risk Factor titled "Our operations are subject to a series of risks resulting from climate change."

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

The EPA also has statutory "veto" power over a Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an "unacceptable adverse effect."  In January 2011, the EPA exercised its veto power to withdraw or restrict the use of a previously issued permit for Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia.  This action was the first time that such power was exercised with regard to a previously permitted coal mining project which veto was subsequently upheld by the D.C. Circuit Court of Appeals in 2013.  Any future use of the EPA's Section 404 "veto" power could create uncertainly with regard to our continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal revenues.  In addition, the EPA initiated a preemptive veto prior to the filing of any actual permit application for a copper and gold mine based on fictitious mine scenario. The implications of this decision could allow the EPA to bypass the state permitting process and engage in watershed and land use planning.

Total Maximum Daily Load ("TMDL") regulations under the CWA establish a process to calculate the maximum amount of a pollutant that an impaired waterbody can receive and still meet state water quality standards, and to allocate pollutant loads among the point and non-point pollutant sources discharging into that water body.  Likewise, when water quality in a receiving stream is better than required, states are required to conduct an antidegradation review before approving discharge permits. The adoption of new TMDL-related allocations or any changes to antidegradation policies for streams near our coal mines could require more costly water treatment and could adversely affect our coal production.

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. Rulemakings to establish the extent of such jurisdiction were finalized in 2015 and 2020, respectively, and both rulemakings have been subject to substantial litigation. It is also possible that Biden Administration could propose a broader definition of WOTUS. Should any rule expanding the definition of what constitutes a water of the United States take effect as a result of the EPA and the Corps of Engineers' rulemaking process, we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.

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

The Federal Resource Conservation and Recovery Act ("RCRA") and analogous state laws impose requirements for the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. Similarly, most wastes associated with the exploration, development, and production of oil & gas are exempt from regulation as hazardous wastes under RCRA, though these wastes typically constitute "solid wastes" that are subject to less stringent non-hazardous waste requirements. However, it is possible that RCRA could be amended or the EPA or state environmental agencies could adopt policies to require such wastes to become subject to more stringent storage, handling, treatment, or disposal requirements, which could impose significant additional costs on the operators of the properties in which we own oil & gas mineral interests. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances.  In addition, each state has its own laws regarding the proper management and disposal of waste material.  While these laws impose ongoing compliance obligations, such costs are not believed to have a material impact on our operations.

RCRA impacts the coal industry in particular because it regulates the disposal of certain coal combustion by-products ("CCB").  On April 17, 2015, the EPA finalized regulations under RCRA for the disposal of CCB.  Under the finalized regulations, CCB is regulated as "non-hazardous" waste and avoids the stricter, more costly, regulations under RCRA's "hazardous" waste rules.   While the classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal.

On November 3, 2015, the EPA published the final rule Effluent Limitations Guidelines and Standards ("ELG"), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016.

The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCB and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal-burning power plants that cannot comply with the new standards.  In November 2019, the EPA proposed revisions to the 2015 ELG rule and announced proposed changes to regulations for the disposal of coal ash in order to reduce compliance costs. In October 2020, EPA published a final rule. It is unclear what impact these regulations will have on the market for our products.

Endangered Species Act

The federal Endangered Species Act ("ESA") and counterpart state legislation protect species threatened with possible extinction. The United States Fish and Wildlife Service (the "USFWS") works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from potential impacts from mining-related and oil & gas exploration and production activities.  If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered or to redesignate a species from threatened to endangered, we or the operators of the properties in which we hold oil & gas mineral interests could be subject to additional regulatory and permitting requirements, which in turn could increase operating costs or adversely affect our revenues.

Other Environmental, Health, and Safety Regulations

In addition to the laws and regulations described above, we are subject to regulations regarding underground and above-ground storage tanks in which we may store petroleum or other substances.  Some monitoring equipment that we use is subject to licensing under the Federal Atomic Energy Act. Water supply wells located on our properties are subject to federal, state, and local regulations.  In addition, our use of explosives is subject to the Federal Safe Explosives Act.  We are also required to comply with the Federal Safe Drinking Water Act, the Toxic Substance Control Act, and the Emergency Planning and Community Right-to-Know Act.  The costs of compliance with these regulations should not have a material adverse effect on our business, financial condition, or results of operations.

Human Capital

To conduct our operations, as of December 31, 2020, we employed 2,902 full-time employees, including 2,530 employees involved in active mining operations, 203 employees in other operations, and 169 corporate employees.  Our workforce is entirely union-free.  Our typical employee has approximately nine years of experience with the Partnership and more than 34% of all employees remain employed for more than five years.  However, we reduced our headcount by 19% during 2020 primarily due to the effects of the COVID-19 pandemic.

To attract and retain the most qualified personnel across all functions of our business we offer competitive compensation packages.  In making decisions regarding employee compensation, we review current compensation levels for each position within other companies in the coal industry and other peers and use our discretion to determine an appropriate total compensation package, which generally includes a base salary, incentive bonus, medical, dental and life insurance and participation in our profit sharing and savings plan.  Depending on the position, incentive bonuses can be based on production and safety goals at specific coal operations or company-wide performance goals, among other factors.   We intend for each employee's total compensation to be competitive in the marketplace.

Workplace safety is fundamental to our culture.  By providing a work environment that rewards safety and encourages employee participation in the safety process, we strive to be the leader in safety performance in the coal mining industry.  We are focused on improving employee safety through regular training and continuous monitoring of our progress, including through the mining industry standard of "non-fatal days lost," or "NFDL," which reflects both the frequency and severity of injuries incurred.  Our NFDL rating of 1.06 for the nine months ended September 30, 2020, was approximately 68.6% lower than the preliminary industry average over the same time period.  We are also regularly inspected by MSHA.  For more information about citations or orders for violations of standards under the FMSHA, as amended by the MINER Act, please see our Exhibit 95.1 to this Annual Report on Form 10-K.

We are focused on the health of our employees.  In addition to providing medical, dental and vision insurance with no out-of-pocket premiums for our employees, we also provide on-site medical clinics to provide medical services to our employees and their families.  Furthermore, at each of our coal operations and corporate offices, we provide a human resource representative to assist employees with various human resource matters.  The Partnership also administers our medical plan, which allows us to control costs and work directly on behalf of our employees with health care providers enabling us in part, to continue providing health benefits with no out-of-pocket premiums for our employees.

In light of the COVID-19 pandemic in 2020, we have also taken steps to enhance protections from, and minimize risks associated with, the spread of COVID-19, including, but not limited to, staggering shift patterns to promote social distancing, enhanced cleaning procedures, promotion of recommended hygiene practices, limited workplace access, "touch-free" check-in/check-out stations, wellness screening at mine locations, and requiring face coverings where appropriate.

ITEM 1A.RISK FACTORS

Summary Risk Factors

Our business is subject to a number of risks, including risks that could prevent us from achieving our business objectives or could adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Inherent in an Investment in Us

●	Cash distributions are not guaranteed
●	Ownership of limited partner interests could be diluted
●	Sales of our common units could cause decline of the market price of our common units
●	Increase in interest rates could cause decline of the market price of our common units
●	The credit risk of our general partner could adversely impact us
●	Our unitholders do not elect the general partner
●	The control of our general partner may be transferred to a third party
●	Unitholders may be required to sell their units to our general partner
●	Cost reimbursements due to our general partner could be substantial
●	Your liability as a limited partner may not be limited under certain circumstances
●	Our general partner's fiduciary duties are limited
●	Our general partner has discretion in determining the level of cash reserves
●	Our general partner has potential conflicts of interest
●	Some executive officers and directors face potential conflicts of interest
●	ESG scores could adversely impact our securities

Risks Related to Our Business

●	Declining global economic conditions could adversely impact us
●	Material adverse effects on our financial condition as a result of the COVID-19 pandemic or future pandemic outbreaks could adversely impact us
●	Financing may not be available to us on favorable terms or at all
●	Our indebtedness could adversely impact us
●	We depend upon the leadership of key personnel
●	Legal proceedings could adversely impact us
●	Our customers may not honor their contracts or may not enter into new contracts for our products
●	Some of our contracts may be renegotiated or terminated
●	We depend upon a few customers for significant portions of our revenues
●	The credit risk of our customers could adversely impact us
●	Cyber or terrorist attacks could adversely impact us
●	Establishment of labor unions at our operations could adversely affect our profitability

Risks Related to Our Industries

●	Changes in coal prices and/or oil & gas prices could impact our results of operations
●	Competition within the coal industry could adversely affect our ability to sell coal
●	Changes in taxes or tariffs and trade measures could adversely impact us
●	Changes in consumption patterns by utilities could affect our ability to sell coal and/or impact the price of our natural gas
●	Tort claims based on climate change
●	Litigation resulting from disputes with customers could result in costs and liabilities
●	Unanticipated mine operating conditions could affect our profitability
●	Inability to obtain and renew permits necessary for operations could limit our ability to continue or expand our operations
●	Fluctuations in transportation costs and availability could reduce demand for our products
●	Unavailability of economic coal reserves could limit our ability to continue or expand our operations
●	Estimates of our coal reserves could be inaccurate and could result in decreased profitability

●	Coal mining in certain areas could be difficult and involve regulatory constraints which could impact our operations
●	Extensive environmental laws and regulations could reduce demand for coal as a fuel source
●	Legislative and regulatory compliance is costly
●	Legislative and regulatory compliance could impact our minerals segment
●	Legislative and regulatory initiatives relating to hydraulic fracturing could impact our mineral interests
●	Legislative and regulatory initiatives relating to address seismic activity could impact our minerals segment
●	Legislative and regulatory initiatives relating to climate change could impact demand for our products
●	Mine facilities located in a leased portion of the surface properties which introduces a risk of disruption to our operations
●	Unexpected increases in raw material costs could impact the profitability of our operations
●	Inability to acquire or failure to maintain surety bonds could limit our ability to continue or expand our operations
●	Dependency on unaffiliated operators to explore and drill on our oil & gas properties limits our ability to control the timing and quantity of production
●	A lack of control over the timing of future drilling with respect to our mineral interests limits our ability to control the timing and quantity of production
●	Delays in royalty payments and optional royalty payments could impact our minerals segment
●	Suspension of right to receive royalty payments could impact our minerals segment
●	Estimates of our oil & gas reserves could be inaccurate and could result in decreased profitability
●	Uncertainties involved in drilling for and producing oil & gas could impact our minerals segment
●	Availability of transportation and facilities for the products could impact our minerals segment
●	Lack of hedging arrangements exposes us to the impact of commodity prices
●	Expansions and acquisitions have inherent risks that could adversely impact us
●	Integration of expansions or acquisitions have inherent risks that could adversely impact us
●	Inability to obtain commercial insurance at acceptable rates could have a negative impact on our business

Tax Risks to Our Common Unitholders

●	Our tax treatment depends on our status as a partnership for federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service ("IRS") treating us as a corporation or legislative, judicial or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the Partnership.
●	Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder's share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take.
●	Tax gain or loss on the disposition of our units could be more than expected and create tax liabilities for our unitholders
●	Limitation on unitholders ability to deduct interest expense incurred by us could create tax liabilities for our unitholders
●	Tax Exempt entities and non-United States unitholders face unique tax issues from owning our common units that may result in adverse tax consequences to them
●	IRS challenging our allocation of depreciation and amortization deductions could cause adverse tax consequences
●	IRS challenging methods of prorating items of income, gain, loss and deduction could cause adverse tax consequences
●	Tax treatment as a partner for unitholders subject to securities loan could cause adverse tax consequences
●	Certain federal income tax deductions currently available with respect to coal mining and production may be eliminated as a result of future legislation.
●	Unitholders could be subject to state and local taxes and income tax return filing due to their status as a unitholder

Risks Inherent in an Investment in Us

Cash distributions to unitholders are not guaranteed.

Our Board of Directors suspended cash distributions to unitholders beginning with the quarter ended March 31, 2020.  The payment and amount of any future distribution will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to financing, covenants associated with our debt obligations, and other factors that our Board of Directors may deem relevant, and there can be no assurance that we will pay a distribution in the future.

The amount of cash we can distribute to holders of our common units or other partnership securities each quarter principally depends on the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

●	the amount of coal and oil & gas produced from our properties;
●	the prices at which our coal and oil & gas are sold, which are affected by the supply of and demand for domestic and foreign coal and oil & gas;
●	the level of our operating costs;
●	weather conditions and patterns;
●	the proximity to and capacity of transportation facilities;
●	domestic and foreign governmental regulations and taxes;
●	regulatory, administrative, and judicial decisions;
●	competition and access to capital within our currently targeted industries;
●	the price and availability of alternative fuels;
●	the effect of worldwide energy consumption; and
●	prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend on other factors, including:

●	the level of our capital expenditures;
●	the cost of acquisitions and investments;
●	our debt service requirements and restrictions on distributions contained in our current or future debt agreements;
●	fluctuations in our working capital needs;
●	unavailability of financing resulting in unanticipated liquidity constraints; and
●	the amount, if any, of cash reserves established by our general partner, in its discretion, for the proper conduct of our business.

Because of these and other factors, we may not have sufficient available cash to pay cash distributions to our unitholders.  Furthermore, the amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from financial reserves and working capital borrowing, and is not solely a function of profitability, which will be affected by non-cash items.  As a result, we may make cash distributions during periods when we record net losses and may be unable to make cash distributions during periods when we record net income.  Please read "—Risks Related to our Business" for a discussion of further risks affecting our ability to generate available cash and "Item 8. Financial Statements and Supplementary Data—Note 12 – Variable Interest Entities" for further discussion of restrictions on the cash available for distribution.

We may issue an unlimited number of limited partner interests, on terms and conditions established by our general partner, without the consent of our unitholders, which will dilute your ownership interest in us and could increase the risk that we will not have sufficient available cash to make distributions.

The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

●	our unitholders' proportionate ownership interest in us will decrease;
●	the amount of cash available for distribution on each unit could decrease;
●	the relative voting strength of each previously outstanding unit could be diminished;
●	the ratio of taxable income to distributions could increase; and
●	the market price of our common units could decline.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public markets, including sales by our existing unitholders.

The sale or disposition of a substantial number of our common units by our existing unitholders in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.  We do not know whether any such sales would be made in the public market or private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.

An increase in interest rates could cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments.  Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities could cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests.  Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities could cause the trading price of our common units to decline.

The credit and risk profile of our general partner and its owners could adversely affect our credit ratings and profile.

The credit and risk profile of our general partner or its owners may be factors in credit evaluations of us as a master limited partnership.  This is because our general partner can exercise significant influence or control over our business activities, including our cash distribution policy, acquisition strategy, and business risk profile.

Our unitholders do not elect our general partner or vote on our general partner's officers or directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business.  Unitholders did not elect our general partner and will have no right to elect our general partner on annual or other continuing bases.  If our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner.  Our general partner may not be removed except upon the vote of the holders of at least 66.7% of our outstanding units.

Our unitholders' voting rights are also restricted by a provision in our partnership agreement that provides that any units held by a person that owns 20.0% or more of any class of units then outstanding, other than our general partner and its affiliates, cannot be voted on any matter.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest in us to a third party in a merger or a sale of its equity securities without the consent of our unitholders.  Furthermore, there is no restriction in the partnership agreement on the ability of the members of our general partner to sell or transfer all or part of their ownership interest in our general partner to a third party.  The new owner or owners of our general partner would then be in a position to replace the directors and officers of our general partner and control the decisions made and actions taken by the Board of Directors and officers.

Unitholders may be required to sell their units to our general partner at an undesirable time or price.

If at any time less than 20.0% of our outstanding common units are held by persons other than our general partner and its affiliates, our general partner will have the right to acquire all, but not less than all, of those units at a price no less than their then-current market price.  As a consequence, a unitholder may be required to sell his common units at an undesirable time or price.  Our general partner may assign this purchase right to any of its affiliates or us.

Cost reimbursements due to our general partner could be substantial and could reduce our ability to pay distributions to unitholders.

Before making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all expenses they have incurred on our behalf.  The reimbursement of these expenses and the payment of these fees could adversely affect our ability to make distributions to the unitholders.  Our general partner has sole discretion to determine the amount of these expenses and fees.  For additional information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Related-Party Transactions—Administrative Services," and "Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions."

Your liability as a limited partner may not be limited, and our unitholders could have to repay distributions or make additional contributions to us under certain circumstances.

As a limited partner in a partnership organized under Delaware law, you could be held liable for our obligations to the same extent as a general partner if you participate in the "control" of our business.  Our general partner generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner.  Additionally, the limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been established in many jurisdictions.

Under certain circumstances, our unitholders could have to repay amounts wrongfully distributed to them.  Under Delaware law, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets.  Delaware law provides that for three years from the date of the impermissible distribution, partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the partnership for the distribution amount.  Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Our partnership agreement limits our general partner's fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that may otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that waive or consent to conduct by our general partner and its affiliates and which reduce the obligations to which our general partner would otherwise be held by state-law fiduciary duty standards.  The following is a summary of the material restrictions contained in our partnership agreement on the fiduciary duties owed by our general partner to the limited partners. Our partnership agreement:

●	permits our general partner to make many decisions in its "sole discretion." This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates, or any limited partner;
●	provides that our general partner is entitled to make other decisions in its "reasonable discretion";
●	generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the interests of all parties involved, including its own. Unless our general partner has acted in bad faith, the action taken by our general partner shall not constitute a breach of its fiduciary duty; and
●	provides that our general partner and our officers and directors will not be liable for monetary damages to us, our limited partners, or assignees for errors of judgment or any acts or omissions if our general partner and those other persons acted in good faith.

All limited partners are bound by the provisions in the partnership agreement, including the provisions discussed above.

Our general partner's discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

Our partnership agreement requires our general partner to deduct from available cash reserves that in its reasonable discretion are necessary for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners.  These cash reserves will affect the amount of cash available for distribution to unitholders.

Our general partner has conflicts of interest and limited fiduciary responsibilities, which may permit our general partner to favor their interests to the detriment of our unitholders.

Conflicts of interest could arise in the future as a result of relationships between our general partner and its affiliates, on the one hand, and us, on the other hand.  As a result of these conflicts, our general partner may favor its interests and those of its affiliates over the interests of our unitholders.  The nature of these conflicts includes the following considerations:

●	Remedies available to our unitholders for actions that, without the limitations, could constitute breaches of fiduciary duty are limited. Unitholders are deemed to have consented to some actions and conflicts of interest that could otherwise be deemed a breach of fiduciary or other duties under applicable state law.
●	Our general partner is allowed to take into account the interests of parties in addition to us in resolving conflicts of interest, thereby limiting its fiduciary duties to our unitholders.
●	Our general partner's affiliates are not prohibited from engaging in other businesses or activities, including those in direct competition with us, except as provided in the omnibus agreement (please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement").
●	Our general partner determines the amount and timing of our asset purchases and sales, capital expenditures, borrowings, and reserves, each of which can affect the amount of cash that is distributed to unitholders.
●	Our general partner determines whether to issue additional units or other equity securities in us.
●	Our general partner determines which costs are reimbursable by us.
●	Our general partner controls the enforcement of obligations owed to us by it.
●	Our general partner decides whether to retain separate counsel, accountants, or others to perform services for us.
●	Our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.
●	In some instances, our general partner may direct us to borrow funds to permit the payment of distributions.

Some of our executive officers and directors face potential conflicts of interest in managing our business.

Certain of our executive officers and directors are also officers and/or directors of AGP.  These relationships could create conflicts of interest regarding corporate opportunities and other matters.  The resolution of any such conflicts may not always be in our or our unitholders' best interests.  These officers and directors face potential conflicts regarding the allocation of their time, which could adversely affect our business, results of operations, and financial condition.

Increasing attention to ESG matters may negatively impact our business, financial results and unit price.

Companies across all industries, including companies in the fossil-fuel industry, are facing increased scrutiny from stakeholders related to their ESG practices.  Companies that do not adapt or comply with evolving investor or stakeholder expectations and standards, or are perceived to have not responded appropriately to ESG issues, regardless of any legal requirement to do so, may suffer reputational damage and the business, financial condition, and/ unit price of such companies could be materially and adversely affected.  A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community.  These activities include increasing attention to and demands for action related to climate change, promoting the use of substitutes to fossil-fuel products, encouraging the divestment of fossil-fuel equities, and pressuring lenders to limit funding to companies engaged in the extraction of fossil-fuel reserves. These activities could increase costs, reduce demand for our coal and hydrocarbon products, reduce our profits, increase the potential for investigations and litigation, limit our choices for lenders, insurance providers and business partners, impair our brand and have negative impacts on our unit price and access to capital markets.

In addition, certain organizations that provide corporate governance and other corporate risk information to investors and unitholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or "sustainability" metrics.  Currently, there are no universal standards for such scores or ratings, but consideration of sustainability evaluations is becoming more broadly accepted by investors.  Indeed, many investment funds focus on positive ESG business practices and sustainability scores when making investments, whereas other funds may use certain ESG criteria to "screen" certain sectors, such as coal or fossil fuels more generally, out of their investments.  In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance or sell their interests in the company, particularly if its ESG performance does not improve.  Moreover, certain members of the broader investment community may consider a company's sustainability score as a reputational or other factor in making an investment decision.  Companies in the energy industry, and in particular those focused on coal, natural gas, or oil extraction, often do not score as well under ESG assessments compared to companies in other industries.  Consequently, a low ESG or sustainability score could result in our securities, both debt and equity, being excluded from the portfolios of certain investment funds and investors, restricting our access to capital to fund our continuing operations and growth opportunities.

Risks Related to our Business

Global economic conditions or economic conditions in any of the industries in which our customers operate as well as sustained uncertainty in financial markets could have material adverse impacts on our business and financial condition that we currently cannot predict.

Weakness in global economic conditions or economic conditions in any of the industries we serve or in the financial markets could materially adversely affect our business and financial condition.  For example:

●	the demand for electricity in the United States and globally could decline if economic conditions deteriorate, which could negatively impact the revenues, margins, and profitability of our business;
●	any inability of our customers to raise capital could adversely affect their ability to honor their obligations to us; and
●	our future ability to access the capital markets could be restricted as a result of future economic conditions, which could materially impact our ability to grow our business, including the development of our coal reserves.

We face various risks related to pandemics and similar outbreaks, which have had and may continue to have material adverse effects on our business, financial position, results of operations, and/or cash flows.

We face a wide variety of risks related to pandemics, including the global outbreak of COVID-19. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges, and market volatility of an unprecedented nature. Although we have, to date, managed to continue most of our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not continue to have a material adverse impact on our business, financial position, results of operations and/or cash flows. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in the coal and oil & gas industries. The COVID-19 outbreak and the responsive actions to limit the spread of the virus have significantly reduced global economic activity, resulting in a decline in the demand for coal, oil, natural gas and other commodities, and negatively impacted our results of operations for 2020. Our operations could be further impacted by the COVID-19 pandemic if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or absenteeism; steps the company has taken to protect health and well-being; government actions; facility closures; work slowdowns or stoppages; inadequate supplies or resources (such as reliable personal protective equipment, testing, and vaccines); or other circumstances related to COVID-19. Looking forward, we could be unable to perform fully on our contracts, we could experience interruptions in our business and we could incur liabilities and suffer losses as a result. We will continue to incur additional costs because of the COVID-19 outbreak, including protecting the health and well-being of our employees and as a result of impacts on operations and performance, which costs we may not be fully able to recover. We could be subject to additional regulatory requirements, enforcement actions, and litigation, again with costs and liabilities that are not fully recoverable or insured. The continued spread of COVID-19 could also affect our ability to hire, develop and retain our talented and diverse workforce, and to maintain our corporate culture. The continued global pandemic, including the economic impact, is likely also to cause further disruption in our supply chain. If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism or government orders), facility closures, access to necessary components and supplies, access to capital, and access to fundamental support services (such as shipping and transportation), they could be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We could incur additional costs and delays in our business, including as a result of higher prices for materials and equipment and schedule delays.  As a result of the COVID-19 crisis, there may be changes in our customers' priorities and practices, as our customers in both the United States and globally confront reduced demand. Our customers have and may continue to experience adverse effects as a result of the COVID-19 crisis which could impact their credit-worthiness or their ability to make payment for our products.  We continue to work with our stakeholders

(including customers, employees, suppliers, and local communities) to address this global pandemic responsibly. We continue to monitor the situation, to assess further possible implications to our employees, business, supply chain, and customers, and to take certain actions to mitigate various adverse consequences. We expect that the longer the COVID-19 pandemic, including its economic disruption, continues, the greater the adverse impact on our business operations, financial performance, and results of operations could be. Given the tremendous uncertainties and variables, we cannot at this time predict the impact of the global COVID-19 pandemic, or any future pandemic, but any pandemic or similar outbreak could have a material adverse impact on our business, financial position, results of operations, and/or cash flows.

Growing our business could require significant amounts of financing that may not be available to us on acceptable terms, or at all.

We plan to fund capital expenditures for our growth initiatives with existing cash balances, future cash flows from operations, borrowings under revolving credit and securitization facilities, and cash provided from the issuance of debt or equity.  At times, weakness in the energy sector in general and coal, in particular, has significantly impacted access to the debt and equity capital markets.  Accordingly, our funding plans could be negatively impacted by constraints in the capital markets as well as numerous other factors, including higher than anticipated capital expenditures or lower than expected cash flow from operations.  In addition, we could be unable to refinance our current debt obligations when they expire or obtain adequate funding prior to expiry because our lending counterparties may be unwilling or unable to meet our funding needs.  Furthermore, additional growth projects and expansion opportunities could develop in the future that could also require significant amounts of financing that may not be available to us on acceptable terms or in the amounts we expect, or at all.

Various factors could adversely impact the debt and equity capital markets as well as our credit ratings or our ability to remain in compliance with the financial covenants under our then-current debt agreements, which in turn could have a material adverse effect on our financial condition, results of operations, and cash flows.  If we are unable to finance our growth initiatives as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our plans.

Our indebtedness could limit our ability to borrow additional funds, make distributions to unitholders, or capitalize on business opportunities.

We had long-term indebtedness of $603.8 million as of December 31, 2020.  Our leverage may:

●	adversely affect our ability to finance future operations and capital needs;
●	limit our ability to pursue acquisitions and other business opportunities;
●	make our results of operations more susceptible to adverse economic or operating conditions; and
●	make it more difficult to self-insure for our workers' compensation obligations.

In addition, we have unused borrowing capacity under our revolving credit facility. Future borrowings, under our credit facilities or otherwise, could increase our leverage.

Our payments of principal and interest on any indebtedness will reduce the cash available for distribution on our units. We will be prohibited from making cash distributions:

●	during an event of default under any of our indebtedness; or
●	if after such distribution, we fail to meet a coverage test based on the ratio of our consolidated cash flow to our consolidated fixed charges.

Various limitations in our debt agreements may reduce our ability to incur additional indebtedness, engage in some transactions, and capitalize on business opportunities.  Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.  Please see "Item 8. Financial Statements and Supplementary Data – Note 8 – Long-Term Debt" for further discussion.

We depend on the leadership and involvement of Joseph W. Craft III and other key personnel for the success of our business.

We depend on the leadership and involvement of Mr. Craft.  Mr. Craft has been integral to our success, due in part to his ability to identify and develop internal growth projects and accretive acquisitions, make strategic decisions, and attract and retain key personnel.  The loss of his leadership and involvement or the services of any members of our senior management team could have a material adverse effect on our business, financial condition, and results of operations.

We and our subsidiaries are subject to various legal proceedings, which could have a material adverse effect on our business.

We are party to a number of legal proceedings incident to our normal business activities. There is the potential that an individual matter or the aggregation of multiple matters could have an adverse effect on our cash flows, results of operations, or financial position. Please see "Item 3. Legal Proceedings" and "Item 8. Financial Statements and Supplementary Data—Note 22 – Commitments and Contingencies" for further discussion.

The stability and profitability of our operations could be adversely affected if our customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

In 2020, we sold approximately 93.0% of our coal sales tonnage under contracts having a term greater than one year, which we refer to as long-term sales contracts. These contracts have historically provided a relatively secure market for the production committed under the terms of the contracts.  From time to time industry conditions could make it more difficult for us to enter into long-term sales contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time.  Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

Some of our long-term sales contracts contain provisions allowing for the renegotiation of prices and, in some instances, the termination of the contract or the suspension of purchases by customers.

Some of our long-term sales contracts contain provisions that allow the purchase price to be renegotiated at periodic intervals.  These price reopener provisions may automatically set a new price based on the prevailing market price or, in some instances, require the parties to the contract to agree on a new price.  Any adjustment or renegotiation leading to a significantly lower contract price could adversely affect our operating profit margins.  Accordingly, long-term sales contracts may provide only limited protection during adverse market conditions.  In some circumstances, failure of the parties to agree on a price under a reopener provision can also lead to the early termination of a contract.

Several of our long-term sales contracts also contain provisions that allow the customer to suspend or terminate performance under the contract upon the occurrence or continuation of certain events that are beyond the customer's reasonable control.  Such events could include labor disputes, mechanical malfunctions, and changes in government regulations, including changes in environmental regulations rendering the use of our coal inconsistent with the customer's environmental compliance strategies.  Additionally, most of our long-term sales contracts contain provisions requiring us to deliver coal within stated ranges for specific coal characteristics.  Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments, or termination of the contracts.  In the event of early termination of any of our long-term sales contracts, if we are unable to enter into new contracts on similar terms, our business, financial condition, and results of operations could be adversely affected.

We depend on a few customers for a significant portion of our revenues, and the loss of one or more significant customers could affect our ability to maintain the sales volume and price of the coal we produce.

In 2020, we derived more than 10% of our total revenues from each of three customers, American Electric Power, Louisville Gas and Electric Company, and Tennessee Valley Authority.  If we were to lose these or any of our significant customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or change the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Terrorist attacks or cyber incidents could result in information theft, data corruption, operational disruption, and/or financial loss.

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure, and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, could be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions, and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, as cyber incidents continue to evolve, we could be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

Although none of our employees are members of unions, our workforce may not remain union-free in the future.

None of our employees are represented under collective bargaining agreements.  However, our workforce may not remain union-free in the future, and legislative, regulatory or other governmental action could make it more difficult to remain union-free.  If some or all of our currently union-free operations were to become unionized, it could adversely affect our productivity and increase the risk of work stoppages at our mining complexes.  In addition, even if we remain union-free, our operations could still be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against our operations.

Risks Related to Our Industries

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

Our results of operations are primarily dependent upon the prices of oil & gas and coal, as well as our ability to improve productivity and control costs.  The prices for oil & gas and coal depend upon factors beyond our control, including:

●	overall domestic and global economic conditions;
●	the adverse impact of the COVID-19 pandemic due to the reduction in demand, as well as impacts of the pandemic on our ability to produce coal and oil & gas;
●	the supply of and demand for domestic and foreign coal;
●	the supply of and demand for oil & gas;
●	weather conditions and patterns that affect demand for coal and oil & gas, or our ability to produce coal or the ability of operators to produce oil & gas from our mineral interests;
●	the proximity to and capacity of transportation facilities;
●	competition from other coal suppliers;
●	domestic and foreign governmental regulations and taxes;
●	the price and availability of alternative fuels;
●	the effect of worldwide energy consumption, including the impact of technological advances on energy consumption;

●	international developments impacting the supply of coal;
●	international developments impacting the supply of oil & gas; and
●	the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits, as well as regulations affecting the oil & gas extraction industry.

Any adverse change in these factors could result in weaker demand and lower prices for our products.  A substantial or extended decline in coal prices could materially and adversely affect us by decreasing our revenues to the extent we are not protected by the terms of existing coal supply agreements.

Competition within the coal industry could adversely affect our ability to sell coal, and excess production capacity in the industry has put downward pressure on coal prices. In addition, foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

We compete with other coal producers in various regions of the United States for domestic coal sales.  In addition, we face competition from foreign and domestic producers that sell their coal in the international coal markets.  The most important factors on which we compete are delivered price (i.e., the cost of coal delivered to the customer, including transportation costs, which are generally paid by our customers either directly or indirectly), coal quality characteristics, contract flexibility (e.g., volume optionality and multiple supply sources), and reliability of supply.  Some competitors could have, among other things, larger financial and operating resources, lower per ton cost of production, or relationships with specific transportation providers.  The competition among coal producers could impact our ability to retain or attract customers and could adversely impact our revenues and cash available for distribution.

We sell coal to the export thermal and metallurgical coal market, both of which are significantly affected by international demand and competition. Consolidation in the coal industry or current or future bankruptcy proceedings of coal competitors could adversely affect us. If overcapacity continues, the prices of and demand for our coal could significantly decline further, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and could reduce our revenues and cash available for distribution.

In addition, we face competition from foreign producers that sell their coal in the export market. Potential changes to international trade agreements, trade concessions, or other political and economic arrangements could benefit coal producers operating in countries other than the United States. We could be adversely impacted on the basis of price or other factors by foreign trade policies or other arrangements that benefit competitors. In addition, coal is sold internationally in United States dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates could provide our foreign competitors with a competitive advantage. If our competitors' currencies decline against the United States dollar or foreign purchasers' local currencies, those competitors could be able to offer lower prices for coal to those purchasers. Furthermore, if the currencies of overseas purchasers were to significantly decline in value in comparison to the United States dollar, those purchasers may seek decreased prices for the coal we sell. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Changes in taxes or tariffs and other trade measures could adversely affect our results of operations, financial position, and cash flows.

Certain taxes and fees related to our operations, including the Abandoned Mine Land Reclamation Fund and the Black Lung Excise Tax, are set to expire in 2021.  While the renewal of these taxes and fees would not have a significant impact on our business or results of operations, Congress may seek to increase these taxes and fees that relate specifically to the coal industry.  We cannot predict further developments, and such increases could have a material adverse effect on our results of operations, financial position, and cash flows.

New tariffs and other trade measures could adversely affect our results of operations, financial position, and cash flows. In response to tariffs imposed by the United States, the European Union, Canada, Mexico, and China have imposed tariffs on United States goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal and metallurgical coal, limits on trade with the United States or other potentially adverse economic outcomes. Additionally, we sell coal into the export thermal and metallurgical markets. Accordingly, our international sales could also be impacted by the tariffs and other restrictions on trade between the United States and other countries. While tariffs and other retaliatory trade measures imposed by other countries on United States goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows and could reduce our revenues and cash available for distribution.

Changes in consumption patterns by utilities regarding the use of coal have affected our ability to sell the coal we produce.

Our business is closely linked to the demand for electricity, and any changes in coal consumption by United States or international electric power generators would likely impact our business over the long term.  The domestic electric utility industry accounts for approximately 91% of domestic coal consumption.  The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas, and fuel oil as well as alternative sources of energy.  Indirect competition from natural gas-fired plants that are relatively more efficient, less expensive to construct, and less difficult to permit than coal-fired plants has the most potential to displace a significant amount of coal-fired electric power generation in the near term, particularly from older, less efficient coal-fired powered generators.

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

Other factors, such as efficiency improvements associated with technologies powered by electricity have slowed electricity demand growth and could contribute to slower growth in the future.  Further decreases in the demand for electricity, such as decreases that could be caused by a worsening of current economic conditions, a prolonged economic recession, or prolonged recovery from the COVID-19 pandemic, could have a material adverse effect on the demand for coal and our business over the long term.

We, our customers, or the operators of our oil & gas mineral interests could be subject to litigation related to climate change.

Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by state and local governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the alleged effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, and oil & gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the United States Supreme Court held that federal common law provided no basis for public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. Government entities in other states (including California and New York) have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories.  Separately, litigation has been brought against certain fossil-fuel companies alleging that they have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or consumers. We have not been made a party to these other suits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

Litigation resulting from disputes with our customers could result in substantial costs, liabilities, and loss of revenues.

From time to time we have disputes with our customers over the provisions of coal supply contracts relating to, among other things, coal pricing, quality, quantity, and the existence of specified conditions beyond our or our customers' control that suspend performance obligations under the particular contract.  Disputes could occur in the future and we may not be able to resolve those disputes in a satisfactory manner, which could have a material adverse effect on our business, financial condition, and results of operations.  See "Item 3. Legal Proceedings."

Our profitability could decline due to unanticipated mine operating conditions and other events that are not within our control and that may not be fully covered under our insurance policies.

Our coal mining operations are influenced by changing conditions or events that can affect production levels and costs at particular mines for varying lengths of time and, as a result, can diminish our profitability.  These conditions and events include, among others:

●	mining and processing equipment failures and unexpected maintenance problems;
●	unavailability of required equipment;
●	prices for fuel, steel, explosives, and other supplies;
●	fines and penalties incurred as a result of alleged violations of environmental and safety laws and regulations;
●	variations in the thickness of the layer, or seam, of coal;
●	amounts of overburden, partings, rock, and other natural materials;
●	weather conditions, such as heavy rains, flooding, ice, and other natural events affecting operations, transportation, or customers;
●	accidental mine water discharges and other geological conditions;
●	fires;
●	seismic activities, ground failures, rock bursts or structural cave-ins or slides;
●	employee injuries or fatalities;
●	labor-related interruptions;
●	increased reclamation costs;
●	inability to acquire, maintain or renew mining rights or permits in a timely manner, if at all;
●	fluctuations in transportation costs and the availability or reliability of transportation; and
●	unexpected operational interruptions due to other factors.

These conditions have the potential to significantly impact our operating results.  Prolonged disruption of production at any of our mines would result in a decrease in our revenues and profitability, which could materially adversely impact our quarterly or annual results.

Effective October 1, 2020, we renewed our annual property and casualty insurance program. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance, LLC ("Wildcat Insurance"). Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex, and an additional $10.0 million overall aggregate deductible. We have elected to retain a 10% participating interest in our commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations, and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

We could be unable to obtain and renew permits necessary for our coal mining operations, which could reduce our production, cash flow, and profitability.

Mining companies must obtain numerous governmental permits or approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining.  The permitting rules are complex and can change over time.  Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance.  The public has the right to comment on permit applications and otherwise participate in the permitting process, including through court intervention.  Accordingly, permits required to conduct our operations may not be issued, maintained, or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict our ability to economically conduct our mining operations.  Limitations on our ability to conduct our mining operations due to the inability to obtain or renew necessary permits or similar approvals could reduce our production, cash flow, and profitability.  Please read "Item 1. Business—Environmental, Health and Safety Regulations—Mining Permits and Approvals."

The EPA has begun reviewing permits required for the discharge of overburden from mining operations under Section 404 of the CWA.  Various initiatives by the EPA regarding these permits have increased the time required to obtain and the costs of complying with such permits.  In addition, the EPA previously exercised its "veto" power to withdraw or restrict the use of previously issued permits in connection with one of the largest surface mining operations in Appalachia.  The EPA's action was ultimately upheld by a federal court. As a result of these developments, we could be unable to obtain or experience delays in securing, utilizing, or renewing Section 404 permits required for our operations, which could have an adverse effect on our results of operation and financial position.  Please read "Item 1. Business—Environmental, Health and Safety Regulations—Water Discharge."

In addition, some of our permits could be subject to challenges from the public, which could result in additional costs or delays in the permitting process or even an inability to obtain permits, permit modifications, or permit renewals necessary for our operations.

Fluctuations in transportation costs and the availability or reliability of transportation could reduce revenues by causing us to reduce our production or by impairing our ability to supply coal to our customers.

Transportation costs represent a significant portion of the total cost of coal for our customers and, as a result, the cost of transportation is a critical factor in a customer's purchasing decision.  Increases in transportation costs could make coal a less competitive source of energy or could make our coal production less competitive than coal produced from other sources.  Disruption of transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks, or other events could temporarily impair our ability to supply coal to our customers.  Our transportation providers could face difficulties in the future that could impair our ability to supply coal to our customers, resulting in decreased revenues.  If there are disruptions of the transportation services provided by our primary rail or barge carriers that transport our coal and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

Conversely, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country.  For instance, difficulty in coordinating the many eastern coal loading facilities, the large number of small shipments, the steeper average grades of the terrain, and a more unionized workforce are all issues that combine to make coal shipments originating in the eastern United States inherently more expensive on a per-mile basis than coal shipments originating in the western United States.  Historically, high coal transportation rates from the western coal-producing areas into certain eastern markets limited the use of western coal in those markets.  Lower rail rates from the western coal-producing areas to markets served by eastern United States coal producers have created major competitive challenges for eastern coal producers.  In the event of further reductions in transportation costs from western coal-producing areas, the increased competition with certain eastern coal markets could have a material adverse effect on our business, financial condition, and results of operations.

States in which our coal is transported by truck may modify or increase enforcement of their laws regarding weight limits or coal trucks on public roads.  Such legislation and enforcement efforts could result in shipment delays and increased costs.  An increase in transportation costs could have an adverse effect on our ability to increase or maintain production and could adversely affect revenues.

The unavailability of an adequate supply of coal reserves that can be mined at competitive costs could cause our profitability to decline.

Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs and to meet the quality needed by our customers. Because we deplete our reserves as we mine coal, our future success and growth depend, in part, upon our ability to acquire additional coal reserves that are economically recoverable.  Replacement reserves may not be available when required or, if available, may not be mineable at costs comparable to those of the depleting mines.  We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which could adversely affect our profitability and financial condition.  Exhaustion of reserves at particular mines also could have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines. Our ability to obtain other reserves in the future could be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties, the lack of suitable acquisition candidates, or the inability to acquire coal properties on commercially reasonable terms.

The estimates of our coal reserves could prove inaccurate and could result in decreased profitability.

The estimates of our coal reserves could vary substantially from the actual amounts of coal we are able to economically recover. The reserve data set forth in "Item 2. Properties—Coal Reserves" represent our engineering estimates.  All of the reserves presented in this Annual Report on Form 10-K constitute proven and probable reserves.  There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control.  Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which could vary considerably from actual results.  These factors and assumptions relate to:

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

For these reasons, estimates of the recoverable quantities of coal attributable to any particular group of properties, classifications of reserves based on the risk of recovery, and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, could vary substantially. Actual production, revenue, and expenditures with respect to our reserves will likely vary from estimates, and these variations could be material.  Any inaccuracy in the estimates of our reserves could result in higher than expected costs and decreased profitability.

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

Extensive environmental laws and regulations affect coal consumers and have corresponding effects on the demand for coal as a fuel source.

Federal, state, and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury, and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of our coal.  These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations could require further emission reductions and associated emission control expenditures.  These laws and regulations could affect demand and prices for coal.  There is also continuing pressure on federal and state regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants.  Further, far-reaching federal regulations promulgated by the EPA in the last several years, such as CSAPR and MATS, have led to the premature retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the United States  Please read "Item 1. Business—Environmental, Health and Safety Regulations—Air Emissions," "—GHG Emissions" and "—Hazardous Substances and Wastes."

Our coal mining operations are subject to extensive and costly laws and regulations, and such current and future laws and regulations could increase current operating costs or limit our ability to produce coal.

We are subject to numerous federal, state, and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge or release of materials into the environment, surface subsidence from underground mining, and the effects that mining has on groundwater quality and availability.  Certain of these laws and regulations may impose strict liability without regard to fault or legality of the original conduct.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial liabilities, and the issuance of injunctions limiting or prohibiting the performance of operations.  Complying with these laws and regulations could be costly and time-consuming and could delay the commencement or continuation of exploration or production operations.  The possibility exists that new laws or regulations may be adopted, or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, which could materially affect our mining operations, cash flow, and profitability, either through direct impacts on our mining operations, or indirect impacts that discourage or limit our customers' use of coal.  Please read "Item 1. Business—Environmental, Health and Safety Regulations."

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

Oil & gas operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for our operators, and failure to comply could result in our operators incurring significant liabilities, either of which could impact our operators' willingness to develop our interests.

Our operators' operations on the properties in which we hold interests are subject to various federal, state, and local governmental regulations that may change from time to time in response to economic and political conditions. Matters subject to regulation include drilling operations, production and distribution activities, discharges or releases of pollutants or wastes, plugging and abandonment of wells, maintenance and decommissioning of other facilities, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil & gas wells below actual production capacity to conserve supplies of oil & gas. In addition, the production, handling, storage, and transportation of oil & gas, as well as the remediation, emission, and disposal of oil & gas wastes, by-products thereof, and other substances and materials produced or used in connection with oil & gas operations are subject to regulation under federal, state, and local laws and regulations primarily relating to the protection of worker health and safety, natural resources, and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions on our operators, including administrative, civil, or criminal penalties, permit revocations, requirements for additional pollution controls, and injunctions limiting or prohibiting some or all of our operators' operations on our properties. Moreover, these laws and regulations have generally imposed increasingly strict requirements related to water use and disposal, air pollution control, and waste management. Laws and regulations governing exploration and production may also affect production levels. Our operators must comply with federal and state laws and regulations governing conservation matters, including:

●	provisions related to the unitization or pooling of the oil & gas properties;
●	the establishment of maximum rates of production from wells;
●	the spacing of wells;
●	the plugging and abandonment of wells; and
●	the removal of related production equipment.

Additionally, federal and state regulatory authorities may expand or alter applicable pipeline-safety laws and regulations, compliance with which could require increased capital costs for third-party oil & gas transporters. These transporters may attempt to pass on such costs to our operators, which in turn could affect profitability on the properties in which we own mineral interests.

Our operators must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent the operators of our properties are shippers on interstate pipelines, they must comply with the tariffs of those pipelines and with federal policies related to the use of interstate capacity. Our operators may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. These current laws and regulations and other potential regulations could increase the operating costs of our operators and delay production and could ultimately impact our operators' ability and willingness to develop our properties.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, additional operating restrictions or delays, and fewer potential drilling locations, which could adversely affect revenues from our mineral interests.

Oil & gas production on the properties in which we hold mineral interests utilizes hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate the production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal SDWA regulates the underground injection of substances through the Underground Injection Control ("UIC") program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic-fracturing process is typically regulated by state oil & gas commissions.

Several states where we own interests, including Texas and Oklahoma, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. In addition to state laws, local land-use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. We cannot predict what additional state or local requirements may be imposed in the future on oil & gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where our operators conduct operations, our operators could incur substantial costs to comply with these requirements, which could be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.

There has been increasing public controversy regarding hydraulic fracturing about increased risks of induced seismicity, the use of fracturing fluids, impacts on drinking water supplies, use of water, and the potential for impacts to surface water, groundwater, and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic-fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, those laws could make it more difficult or costly for our operators to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities on our properties could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements, and also to attendant permitting delays and potential increases in costs. Legislative changes could cause operators to incur substantial compliance costs and adversely affect revenues from our mineral interests. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

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

In addition, a number of lawsuits have been filed in other states, including in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, both Texas and Oklahoma have imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events, and in some instances, regulators may order disposal wells be shut-in.

The adoption or implementation of any new laws or regulations that restrict our operators' ability to use hydraulic fracturing or dispose of produced water gathered from drilling and production activities by limiting volumes, disposal rates, disposal well locations, or otherwise, or requiring our operators to shut down or limit the operation of disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to a series if risks resulting from climate change.

Combustion of fossil fuels, such as the coal we produce and the oil & gas produced from our mineral interests, results in the emission of carbon dioxide into the atmosphere.  Concerns about the environmental impacts of such emissions have resulted in a series of regulatory, political, litigation, and financial risks for our business. Global climate issues continue to attract public and scientific attention. Most scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere could produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods, and other climatic events.  Increasing government attention is being paid to global climate issues and to emissions of GHGs, including emissions due to fossil fuels.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain sources in the United States, or constrain the emissions of powerplants (though such emissions restraints have been subject to challenge; for more information, see our regulatory disclosure titled "GHG emissions"). Additionally, relating to our oil and gas mineral interests, President Biden has signed an executive order calling for the suspension, revision, or rescission of a September 2020 rule that reduced certain restrictions on GHG emissions from the oil and gas sector.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets.  These commitments could further reduce demand and prices for fossil fuels.  Although the United States had withdrawn from the Paris Agreement, President Biden has signed executive orders recommitting the United States to the agreement and calling for the federal government to begin formulating the United States' nationally determined emissions reduction targets under the agreement. However, the impact of these orders, and the terms of any legislation or regulation to implement the United States' commitment under the Paris Agreement, remain unclear at this time.

Governmental, scientific, and public concern over climate change has also resulted in increased political risks, including certain climate-related pledges made by certain candidates now in political office. In January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil-fuel industry, a doubling of electricity generated by offshore wind by 2030, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Other actions that may be pursued include restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities or the promulgation of a carbon tax or cap and trade program. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories, regional GHG cap and trade programs, or the establishment of renewable energy requirements for utilities. Depending on the particular program, we, our customers, or operators of our mineral interests could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.  Litigation risks are also increasing, as a number of cities, local governments, and other plaintiffs have sued various fossil fuels companies in state and federal courts, alleging various legal theories to recover for the impacts of alleged damages from global warming, such as rising sea levels.  Many of these suits allege that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.  Although a number of these lawsuits have been dismissed, others remain pending and the outcome of these cases remains difficult to predict.

Apart from governmental regulation, there are also increasing financial risks for fossil-fuel producers as stakeholders of fossil-fuel energy companies may elect in the future to shift some or all of their support into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil-fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil-fuel sector. Recently, the Federal Reserve announced it had joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Limitation of investments in and financing, bonding, and insurance coverages for fossil-fuel energy companies could adversely affect mining or oil & gas production activities.

The adoption and implementation of new or more stringent international, federal, or state legislation, regulations, or other regulatory initiatives that impose more stringent standards for GHG emissions from fossil-fuel companies could result in increased costs of compliance or costs of consuming, and thereby reduce demand for coal and oil & gas, which could reduce the profitability of our interests. Additionally, political, litigation, and financial risks could result in either us our oil & gas operators restricting or canceling mining or oil & gas production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments, as well as concerted conservation and efficiency efforts that result in reduced electricity consumption, and consumer and corporate preferences for non-fossil-fuel sources, including alternative energy sources, could cause prices and sales of our coal and/or oil & gas to materially decline and could cause our costs to increase and adversely affect our revenues and results of operations.

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

Our coal mining operations are affected by commodity prices.  We use significant amounts of steel, petroleum products, and other raw materials in various pieces of mining equipment, supplies, and materials, including the roof bolts required by the room-and-pillar method of mining.  Steel prices and the prices of scrap steel, natural gas, and coking coal consumed in the production of iron and steel fluctuate significantly and could change unexpectedly.  There could be acts of nature or terrorist attacks or threats that could also impact the future costs of raw materials.  Future volatility in the price of steel, petroleum products, or other raw materials will impact our operational expenses and could result in significant fluctuations in our profitability.

Federal and state laws require bonds to secure our obligations related to statutory reclamation requirements and workers' compensation and black lung benefits. Our inability to acquire or failure to maintain surety bonds that are required by federal and state law would have a material adverse effect on us.

Federal and state laws require us to place and maintain bonds to secure our obligations to repair and return the property to its approximate original state after it has been mined (often referred to as "reclaim" or "reclamation"), to pay federal and state workers' compensation and pneumoconiosis (or black lung) benefits, and to satisfy other miscellaneous obligations.  These bonds provide assurance that we will perform our statutorily required obligations and are referred to as "surety" bonds.  These bonds are typically renewable on a yearly basis.  The failure to maintain or the inability to acquire sufficient surety bonds, as required by federal and state laws, could subject us to fines and penalties and result in the loss of our mining permits. Such failure could result from a variety of factors, including:

●	lack of availability, higher expense, or unreasonable terms of new surety bonds, including as a result of external pressures related to fossil-fuel companies;
●	the ability of current and future surety bond issuers to increase required collateral, or limitations on the availability of collateral for surety bond issuers due to the terms of our credit agreements; and
●	the exercise by third-party surety bondholders of their rights to refuse to renew the surety.

We have outstanding surety bonds with governmental agencies for reclamation, federal and state workers' compensation, and other obligations.  At December 31, 2020, our total of such bonds was $171.1 million.  We could have difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits.  In addition, those governmental agencies may increase the amount of bonding required.  Our inability to acquire or failure to maintain these bonds or a substantial increase in the bonding requirements, would have a material adverse effect on us.

We depend on unaffiliated operators for all of the exploration, development, and production of the oil & gas properties in which we own mineral interests.

Because we depend on our third-party operators for all of the exploration, development, and production of our oil & gas properties, we have little to no control over the operations related to our oil & gas properties. The operators of our properties are often not obligated to undertake any development activities. In the absence of a specific contractual obligation, any development and production activities will be subject to their sole discretion (subject, however, to certain implied obligations to develop imposed by state law). The success and timing of drilling and development activities on our oil & gas properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

The operators may elect not to undertake development activities or may undertake these activities in an unanticipated fashion, which could result in significant fluctuations in our oil & gas revenues.

We have little to no control over the timing of future drilling with respect to our mineral interests.

All of our oil & gas mineral interests may not ultimately be developed or produced by the operators of our properties. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations, and the decision to pursue the development of an undeveloped drilling location will be made by the operator and not by us. We generally do not have access to the estimated costs of development of these reserves or the scheduled development plans of our operators. The reserve data included in the reserve report assumes that substantial capital expenditures are required to develop the reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of the development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop our reserves, or decreases in commodity prices will reduce the future net revenues of our estimated undeveloped reserves and could result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved undeveloped reserves as unproved reserves.

We could experience delays in the payment of royalties and be unable to replace operators that do not make required royalty payments, and we may not be able to terminate our leases with defaulting lessees if any of the operators on those leases declare bankruptcy.

A failure on the part of the operators to make royalty payments gives us the right to terminate the lease and enforce payment obligations under the lease. If we terminate any of our leases, we would seek a replacement operator. However, we might not be able to find a replacement operator and, if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing operator could be subject to a proceeding under Title 11 of the United States Code (the "Bankruptcy Code"), in which case our right to enforce or terminate the lease for any defaults, including non-payment, could be substantially delayed or otherwise impaired. In general, in a proceeding under the Bankruptcy Code, the bankrupt operator would have substantial time to decide whether they ultimately reject or assume the lease, which could prevent the execution of a new lease or the assignment of the existing lease to another operator. In the event that the operator rejected the lease, our ability to collect amounts owed would be substantially delayed, and our ultimate recovery could be only a fraction of the amount owed or nothing. In addition, if we are able to enter into a new lease with a new operator, the replacement operator may not achieve the same levels of production or sell oil or natural gas at the same price as the operator it replaced.

If the operators of our properties suspend our right to receive royalty payments due to title or other issues, our business, financial condition, and/or results of operations could be adversely affected.

Upon a change in ownership of mineral interests, and at regular intervals pursuant to routine audit procedures at each of our operators otherwise at its discretion, the operator of the underlying property has the right to investigate and verify the title and ownership of mineral interests with respect to the properties it operates. If any title or ownership issues are not resolved to its reasonable satisfaction in accordance with customary industry standards, the operator may suspend payment of the related royalty. If an operator of our properties is not satisfied with the documentation we provide to validate our ownership, it may place our royalty payment in suspense until such issues are resolved, at which time we would receive in full payments that would have been made during the suspense period, without interest. Certain of our operators impose significant documentation requirements for title transfer and may keep royalty payments in suspense for significant periods of time. During the time that an operator puts our assets in pay suspense, we would not receive the applicable mineral or royalty payment owed to us from sales of the underlying oil or natural gas related to such mineral or royalty interest. If a significant amount of our royalty interests is placed in suspense, our results of operations could be reduced significantly.

Our estimated oil & gas reserves are based on many assumptions that could turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil & gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil & gas and assumptions concerning future oil & gas prices, production levels, ultimate recoveries, and operating costs. As a result, estimated quantities of proved reserves and projections of future production rates could be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2020, were audited by Netherland, Sewell & Associates, Inc. ("NSAI"), which conducted a detailed review of all of our properties at that time using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. In addition, certain assumptions regarding future oil & gas prices, production levels, and operating costs could prove incorrect. A meaningful portion of our reserve estimates is made without the benefit of lengthy production history, which are less reliable than estimates based on lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil & gas that are ultimately recovered being different from our reserve estimates.

Furthermore, the present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves. In accordance with rules established by the SEC and the Financial Accounting Standards Board ("FASB"), we base the estimated discounted future net cash flows from our proved reserves on the twelve-month average oil & gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month, and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs could differ materially from those used in the present value estimate, and future net present value estimates using then-current prices and costs could be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil & gas industry in general. Please see "Item 2. Properties—Oil & Gas Reserves" for more information on our reserves.

Drilling for and producing oil & gas are high-risk activities with many uncertainties that could materially adversely affect our business, financial condition, and results of operations.

The drilling activities of the operators of our properties will be subject to many risks. For example, we will not be able to assure our unitholders that wells drilled by the operators of our properties will be productive. Drilling for oil & gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient oil or gas to return a profit at then realized prices after deducting drilling, operating, and other costs. The seismic data and other technologies used do not provide conclusive knowledge prior to drilling a well that oil or gas is present or that it can be produced economically. The costs of exploration, exploitation, and development activities are subject to numerous uncertainties beyond our control and increases in those costs can adversely affect the economics of a project. Further, our operators' drilling and producing operations could be curtailed, delayed, canceled, or otherwise negatively impacted as a result of other factors, including:

●	unusual or unexpected geological formations or earthquakes;
●	loss of drilling fluid circulation;
●	title problems;
●	facility or equipment malfunctions;
●	unexpected operational events;
●	shortages or delivery delays of equipment and services;
●	compliance with environmental and other governmental requirements; and
●	adverse weather conditions.

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources, and equipment, pollution, environmental contamination or loss of wells, and other regulatory penalties. In the event that planned operations, including the drilling of development wells, are delayed or canceled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, our financial condition, results of operations, and free cash flow could be materially adversely affected.

The marketability of oil & gas production is dependent upon transportation and other facilities, certain of which neither we nor the operators of our properties control. If these facilities are unavailable, our operators' operations could be interrupted and our results of operations and cash available for distribution could be materially adversely affected.

The marketability of our operators' oil & gas production will depend in part upon the availability, proximity, and capacity of transportation facilities, including gathering systems, trucks, and pipelines, owned by third parties. Neither we nor, in general, the operators of our properties control these third-party transportation facilities and our operators' access to them may be limited or denied. Insufficient production from the wells on our acreage or a significant disruption in the availability of third-party transportation facilities or other production facilities could adversely impact our operators' ability to deliver to market or produce oil & gas and thereby cause a significant interruption in our operators' operations. If they are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production-related difficulties, they may be required to shut-in or curtail production. In addition, the amount of oil & gas that can be produced and sold may be subject to curtailment in certain other circumstances outside of our or our operators' control, such as pipeline interruptions due to maintenance, excessive pressure, inability of downstream processing facilities to accept unprocessed gas, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances could last from a few days to several months. In many cases, we and our operators are provided with limited notice, if any, as to when these curtailments will arise and the duration of such curtailments. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the oil & gas produced from our acreage, could adversely affect our financial condition, results of operations, and cash available for distribution.

We do not currently enter into hedging arrangements with respect to commodity production from our properties, and we will be exposed to the impact of decreases in the price of such commodities.

We have not entered into hedging arrangements to establish, in advance, a price for the sale of the oil & gas or the coal produced from our properties, and we may not enter into such arrangements in the future. As a result, although we could realize the benefit of any short-term increase in the price, we will not be protected against decreases in the price or prolonged periods of low commodity prices, which could materially adversely affect our business, results of operation and cash available for distribution.

In the future, we may enter into hedging transactions with the intent of reducing volatility in our cash flows due to fluctuations in the price of oil & gas or coal. However, these hedging activities may not be as effective as we intend in reducing the volatility of our cash flows and, if entered into, are subject to the risks that the terms of the derivative instruments will be imperfect, a counterparty may not perform its obligations under a derivative contract, there could be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received, our hedging policies and procedures may not be properly followed and the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved. Further, we could be limited in receiving the full benefit of increases in commodity prices as a result of these hedging transactions. The occurrence of any of these risks could prevent us from realizing the benefit of a derivative contract.

Expansions and acquisitions involve a number of risks, any of which could cause us not to realize the anticipated benefits.

Since our formation and the acquisition of our predecessor in August 1999, we have expanded our coal operations by adding and developing mines and coal reserves in existing, adjacent, and neighboring properties.  Similarly, the profitability of our minerals segment depends significantly upon acquisitions to grow our oil & gas reserves, production, and free cash flow.  Our future growth could be limited if we are unable to continue to make acquisitions in either our coal operations or our minerals business, or if we are unable to successfully integrate the companies, businesses, or properties we acquire.  We may not be successful in consummating any acquisitions and the consequences of undertaking these acquisitions are unknown.

There is intense competition for acquisition opportunities in our industry. Competition for acquisitions could increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing under acceptable terms. In addition, these acquisitions could be in geographic regions in which we do not currently hold properties, which could subject us to additional and unfamiliar legal and regulatory requirements.  No assurance can be given that we will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms, or successfully acquire identified targets.

The process of integrating acquired assets could involve unforeseen difficulties and could require a disproportionate amount of our managerial and financial resources.  If we are unable to successfully integrate the companies, businesses, or properties we acquire, our profitability could decline and we could experience a material adverse effect on our business, financial condition, or results of operations.  Expansion and acquisition transactions involve various inherent risks, including:

●	uncertainties in assessing the value, strengths, and potential profitability of expansion and acquisition opportunities;
●	uncertainties in identifying the extent of all weaknesses, risks, contingent and other liabilities of, expansion and acquisition opportunities;
●	the ability to achieve identified operating and financial synergies anticipated to result from an expansion or an acquisition;
●	problems that could arise from the integration of the new operations; and
●	unanticipated changes in business, industry, or general economic conditions that affect the assumptions underlying our rationale for pursuing the expansion or acquisition opportunity.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from an expansion or acquisition. Any expansion or acquisition opportunities we pursue could materially affect our liquidity and capital resources and could require us to incur indebtedness, seek equity capital, or both. Future expansions or acquisitions could result in us assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous expansions and/or acquisitions.

The integration of any expansions or acquisitions that we complete will be subject to substantial risks.

Even if we make expansions or acquisitions that we believe will increase our coal or mineral revenue, any expansion or acquisition involves potential risks, including, among other things:

●	the validity of our assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures, the operating expenses, and costs our operators would incur to develop the minerals;
●	a decrease in our liquidity by using a significant portion of our cash generated from operations or borrowing capacity to finance acquisitions;
●	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;
●	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;
●	mistaken assumptions about the overall cost of equity or debt;
●	our ability to obtain satisfactory title to the assets we acquire;
●	an inability to hire, train or retain qualified personnel to manage and operate our growing mineral assets; and
●	the occurrence of other significant changes, such as impairment of properties, goodwill or other intangible assets, asset devaluation, or restructuring charges.

Our inability to obtain commercial insurance at acceptable rates or our failure to adequately reserve for self-insured exposures could increase our expenses and have a negative impact on our business.

We believe that commercial insurance coverage is prudent in certain areas of our business for risk management. Insurance costs could increase substantially in the future and could be affected by natural disasters, fear of terrorism, financial irregularities, cybersecurity breaches and other fraud at publicly-traded companies, intervention by the government, an increase in the number of claims received by the carriers, and a decrease in the number of insurance carriers. In addition, the carriers with which we hold our policies could go out of business or be otherwise unable to fulfill their contractual obligations or could disagree with our interpretation of the coverage or the amounts owed. In addition, for certain types or levels of risk, such as risks associated with certain natural disasters or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable rates, if at all. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance or our self-insurance reserves, the loss and related expenses could harm our business and operating results. Also, exposures exist for which no insurance may be available and for which we have not reserved.  In addition, environmental activists could try to hamper fossil-fuel companies by other means including pressuring insurance and surety companies into restricting access to certain needed coverages.

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, and our not being subject to a material amount of entity-level taxation.  If the IRS were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

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

The present United States federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing United States federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.  In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to United States federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.

Any modification to the United States federal income tax laws and interpretation thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for United States federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our units.  You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our units, and the costs of any such contest would reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.  The IRS may adopt positions that differ from the positions that we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS may materially and adversely impact the market for our units and the price at which they trade.  Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders could be reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders' behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties and interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to pay taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders' behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act," discussed below), under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income." For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization or depletion is not capitalized into cost of goods sold with respect to inventory. If our "business interest" is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder's excess business interest is carried forward and subject to the same limitations as other taxable years.

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

Moreover, the transferee of an interest in a partnership that is engaged in a United States trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner's "amount realized" generally includes any decrease of a partner's share of the partnership's liabilities, recently issued Treasury regulations provide that the "amount realized" on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly traded partnership's liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor's broker.

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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

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

We currently own assets and conduct business in multiple states which currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, foreign, state, and local tax returns and pay any taxes due in these jurisdictions.  You should consult with your tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

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

At December 31, 2020, we had approximately 1.653 billion tons of coal reserves.  These reserves are owned or held by the complexes they are most closely associated with or Alliance Resource Properties.  Alliance Resource Properties has lease agreements with some of the complexes for certain reserves it owns or holds.  All of the estimates of reserves which are presented in this Annual Report on Form 10-K are of proven and probable reserves (as defined below) and closely adhere to the standards described in United States Geological Survey ("USGS") Circular 831 and USGS Bulletin 1450-B.  For information on the locations of our mines, please read "Coal Operations" under "Item 1. Business."

The following table sets forth reserve information at December 31, 2020 about our coal operations:

	Mine	Heat
	Status	Content (Btus	Pounds S02 per MMBtu				Classification		Reserve Assignment		Reserve Control
Operations (1)	(2)	per pound)	<1.2	1.2-2.5	>2.5	Total	Proven	Probable	Assigned	Unassigned	Owned	Leased

			(tons in millions)
Illinois Basin Operations
Gibson South (IN)	A	11,500	0.6	13.6	40.4	54.6	46.7	7.9	54.6	—	18.2	36.4
Hamilton County (IL)	A	11,650	—	—	540.0	540.0	234.8	305.2	125.0	415.0	52.0	488.0
Henderson/Union (KY)	R	11,400	—	3.1	459.7	462.8	172.9	289.9	—	462.8	62.2	400.6
River View (KY)	A	11,450	—	—	223.9	223.9	124.9	99.0	223.9	—	63.5	160.4
Warrior (KY)	A	12,300	—	—	80.4	80.4	66.0	14.4	80.4	—	19.4	61.0
Dotiki (KY)	C	12,100	—	2.9	73.2	76.1	52.4	23.7	—	76.1	27.6	48.5
Hopkins (KY)	C	12,000	—	—	13.9	13.9	9.7	4.2	—	13.9	4.4	9.5
Sebree - Onton (KY)	I	11,750	—	—	40.3	40.3	22.6	17.7	40.3	—	0.2	40.1
Region Total			0.6	19.6	1,471.8	1,492.0	730.0	762.0	524.2	967.8	247.5	1,244.5

Appalachia Operations
MC Mining (KY)	A	12,600	12.7	1.8	—	14.5	10.2	4.3	14.5	—	0.2	14.3
Mettiki (MD)	A	13,200	—	1.6	3.8	5.4	5.3	0.1	—	5.4	—	5.4
Mettiki (WV)	A	13,200	—	6.4	9.0	15.4	10.2	5.2	9.6	5.8	1.6	13.8
Penn Ridge (PA)	R	12,500	—	—	61.5	61.5	16.7	44.8	61.5	—	61.5	—
Tunnel Ridge (WV)	A	12,600	—	—	64.0	64.0	31.7	32.3	64.0	—	—	64.0
Region Total			12.7	9.8	138.3	160.8	74.1	86.7	149.6	11.2	63.3	97.5

Total			13.3	29.4	1,610.1	1,652.8	804.1	848.7	673.8	979.0	310.8	1,342.0

% of Total			0.8%	1.8%	97.4%	100.0%	48.7%	51.3%	40.8%	59.2%	18.8%	81.2%
(1)	Our mining operations, both active and inactive, contain underground mines
(2)	A = Active, C = Closed, I = Idled, R = Reserves only

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

Reserve estimates will change from time to time to reflect mining activities, additional analysis, new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors.  We have historically obtained an outside audit of our reserve estimates and calculation methods every five years with the most recent audit being performed by Weir International Mining Consultants ("Weir") in July 2015.  Weir is expected to perform this audit again during 2021 in advance of the SEC's new property disclosure requirements for mining companies.

Reserves represent that part of a mineral deposit that can be economically and legally extracted or produced, and reflect estimated losses involved in producing a saleable product.  All of our reserves are thermal coal, except for reserves at Mettiki that can be delivered to the thermal or metallurgical markets.  The 12.7 million tons of reserves listed at MC Mining as <1.2 pounds of SO2 per MMBtus are marketable as compliance coal under Phase II of CAA.  Btu values are reported on an as shipped, fully washed basis. Shipments that are either fully or partially raw will have a lower Btu value.

We own or control certain leases for coal deposits that do not currently meet the criteria to be reflected as reserves but may be reclassified as reserves in the future.  These tons are classified as non-reserve coal deposits and are not included in our reported reserves.  We have total non-reserve coal deposits of 289.2 million tons of which the Henderson/Union Reserves account for 157.4 million tons.  Our remaining non-reserve coal deposits include the following: Dotiki—16.2 million tons, Elk Creek—7.8 million tons, Gibson South—1.7 million tons, Gibson North—21.4 million tons, Hamilton—33.7 million tons, Mettiki—1.0 million tons, Penn Ridge––15.9 million tons, Riverview—2.1 million tons, Sebree - Onton—4.6 million tons, Sebree—7.0 million tons, Tunnel Ridge—16.2 million tons and Warrior—4.2 million tons.

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

Mining Operations

The following table sets forth production and other data about our mining operations:

		Tons Produced
Operations	Location	2020	2019	2018	Transportation	Equipment

		(in millions)
Illinois Basin Operations
Dotiki (1)	Kentucky	—	1.3	2.5	CSX, PAL, truck, barge	CM
Gibson North (1)	Indiana	—	1.8	0.9	CSX, NS, truck, barge	CM
Gibson South	Indiana	2.3	5.5	6.9	CSX, NS, truck, barge	CM
Hamilton	Illinois	2.6	5.9	6.3	CSX, EVW, barge	LW, CM
River View	Kentucky	9.4	11.3	9.8	Truck, barge	CM
Warrior	Kentucky	3.6	3.7	3.5	CSX, PAL, truck, barge	CM
Region Total		17.9	29.5	29.9

Appalachia Operations
MC Mining	Kentucky	0.5	1.0	1.3	CSX, truck, barge	CM
Mettiki	WV, MD	1.8	2.1	2.3	CSX, truck	LW, CM
Tunnel Ridge	West Virginia	6.8	7.4	6.8	CSX, NS, barge	LW, CM
Region Total		9.1	10.5	10.4

TOTAL		27.0	40.0	40.3
(1)	Closed

CSX	-	CSX Railroad
EVW	-	Evansville Western Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
LW	-	Longwall

Oil & Gas Reserves

Our mineral interests are primarily located in three basins, which are also our areas of focus for future development.  These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) Basins.  At December 31, 2020, we had approximately 41,000 developed and undeveloped net acres held at a weighted average royalty of 16.8%.  Our net acres standardized to 1/8th royalty equates to approximately 55,500 net royalty acres, including approximately 3,988 net royalty acres owned through our equity interest in AllDale III.

The following table presents our estimated net proved oil & gas reserves, including our share of reserves owned through our equity interest in AllDale III, as of December 31, 2020 based on the reserve report prepared by our internal engineering team. The reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve report are located in the continental United States.

	As of December 31, 2020
	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE) (2)

Estimated proved developed reserves	5,073	23,505	2,252	11,244
Estimated proved undeveloped reserves	2,071	9,565	868	4,533
Total estimated proved reserves (1)	7,144	33,069	3,120	15,777
(1)	Proved reserves of approximately 972 MBOE were attributable to noncontrolling interests as of December 31, 2020.
(2)	Natural gas reserve volumes are converted to BOE based on a 6:1 ratio: 6 Mcf of natural gas converts to one BOE.

Estimates of reserves as of December 31, 2020 were prepared using product prices equal to the unweighted arithmetic average of the first-day-of-the-month market price for each month in the period from January through December 2020.  The average realized product prices weighted by production over the remaining lives of the properties are $36.95/Bbl for oil, $0.88/Mcf of natural gas and $7.99 per barrel of NGL.  These prices are adjusted for energy content, associated average differential and transportation deducts by producing area to arrive at the net realized prices by product.  For 2020, NGL prices averaged approximately 26% of the posted oil prices during the course of the year with an additional $2.30/Bbl deducted for transportation costs.

The following table summarizes our changes in proved undeveloped reserves (in MBOE):

Beginning balance, January 1, 2020	3,110
Transfers of PUDs to estimated proved developed	(115)
Extensions and discoveries	1,221
Revisions of previous estimates	317
Ending balance, December 31, 2020	4,533

During the year ended December 31, 2020, we converted 115 MBOE of PUD reserves to proved developed reserves as applicable wells began production.  Extensions and discoveries contributed 2,238 MBOE resulting in a net increase of 1,221 MBOE despite a reduction of 1,017 MBOE due to expired permits. Revisions of previous estimates of 317 MBOE is a result of type curve changes.

As a mineral interest owner we have no transparency into or control over our operators' investments and operational progress to convert PUDs to proved developed producing reserves. We do not incur any capital expenditures or lease operating expenses in connection with the development of our PUDs, which costs are borne entirely by our operators. As a result, during the year ended December 31, 2020, we did not have any expenditures to convert PUDs to proved developed reserves.  PUDs that have not been developed within two years of permitting are reviewed and removed from proved reserves as necessary.  As of December 31, 2020, approximately 28.73% of our total proved reserves were classified as PUDs.

Evaluation and Review of Reserves

Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates.

Under SEC rules, proved reserves are those quantities of oil & gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a "high degree of confidence that the quantities will be recovered." All of our proved reserves as of December 31, 2020 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil & gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil & gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods:

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

To estimate economically recoverable proved reserves and related future net cash flows, our engineering team considered many factors and assumptions, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates. To establish reasonable certainty with respect to our estimated proved reserves, the technologies and economic data used in the estimation of our proved reserves included production and well test data, downhole completion information, geologic data, electrical logs, and radioactivity logs.

Our 2020 year-end proved reserves were prepared by our internal engineering team.  Our engineering team works to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Approximately 95% of our total 2020 year end proved reserve estimates were audited by NSAI. Our engineering team met with NSAI periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. Our engineering team provided historical information to NSAI for our properties, such as oil & gas production, well test data, and realized commodity prices. Our engineering team also provided ownership interest information with respect to our properties. Our internal petroleum engineer, primarily responsible for overseeing the petroleum reserves preparation, has over 20 years of engineering and operations experience in the oil & gas sector and a Bachelor of Science in Petroleum Engineering.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

●	review and verification of historical data, which is based on actual production as reported by our operators;
●	verification of property ownership by our land department;
●	review of all our reported proved reserves semi-annually including the review of all significant reserve changes and proved undeveloped reserves additions by our internal petroleum engineer;
●	internally prepared reserve estimates compared to reserves audit by NSAI;
●	review of changes in reserves semi-annually by our internal petroleum engineer and by senior management; and
●	no employee's compensation is tied to the amount of reserves booked.

NSAI, an independent third-party petroleum engineering firm, does not own an interest in any of our properties and is not employed on a contingent basis. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures used to prepare the December 31, 2020 reserve estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, prepared by us. NSAI's audit report with the respect to our proved reserve estimates as of December 31, 2020 is included as an exhibit to this Annual Report on Form 10-K.

NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Acreage Concentration

Our mineral interests, which include both proved reserves discussed above and unproved reserves, are primarily located in three basins, which are also our areas of focus for future operator development.  These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) Basins.  Below is a chart reflecting our gross, net mineral and net royalty acreage associated with our mineral interests in each of our primary basins as of December 31, 2020.

	Developed Acreage			Undeveloped Acreage
	Gross	Net Mineral	Net Royalty	Gross	Net Mineral	Net Royalty
Basin
Permian Basin	207,026	4,382	5,626	569,554	14,817	19,364
Anadarko Basin	137,341	4,957	7,069	299,796	11,053	15,745
Williston Basin	102,530	1,706	2,230	124,486	1,931	2,538
Other	22,581	496	635	49,723	1,893	2,334
Total	469,477	11,541	15,560	1,043,560	29,693	39,980

Oil & Gas Production Prices and Production Costs

For the year ended December 31, 2020, 50.1% of our production and 81.2% of our oil & gas revenues were related to oil production and sales, respectively.  The following table sets forth information regarding production of oil & gas and certain price and cost information for each of the periods indicated:

	Year Ended
	December 31,
	2020	2019
Production:
Oil (MBbls)	948	741
Natural gas (MMcf)	3,635	3,664
Natural gas liquids (MBbls)	337	364
BOE (MBbls)	1,892	1,716
Average Realized Prices:
Oil (per Bbl)	$39.04	$54.30
Natural gas (per Mcf)	$1.52	$2.01
Natural gas liquids (per Bbl)	$9.08	$20.17
BOE (MBbls)	$24.10	$32.02
Unit cost per BOE:
Production and ad valorem taxes	$2.64	$4.82

Productive Wells

As of December 31, 2020, 6,169 gross productive horizontal wells and 4,121 gross productive vertical wells were located on the acreage in which we have a mineral interest.  Of our productive horizontal wells, 912 are considered natural gas wells, while the remaining 5,257 primarily produce oil.  Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.  We do not own any material working interests in any wells. Accordingly, we do not own any net wells.

Drilling Results

As a holder of mineral interests, we generally are not provided with information as to whether any wells drilled on the acreage associated with our mineral interests are classified as exploratory or as developmental wells. We are not aware of any dry holes drilled on the acreage associated with our mineral interests during the relevant period.

ITEM 3.LEGAL PROCEEDINGS

From time to time we are party to litigation matters incidental to the conduct of our business.  It is the opinion of management that the ultimate resolution of our pending litigation matters will not have a material adverse effect on our financial condition, results of operation or liquidity.  However, we cannot assure you that disputes or litigation will not arise or that we will be able to resolve any such future disputes or litigation in a satisfactory manner.  The information under "General Litigation" and "Other" in "Item 8.  Financial Statements and Supplementary Data—Note 22 – Commitments and Contingencies" is incorporated herein by this reference.

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC et al.) against certain of our subsidiaries in which the plaintiff alleges violations of the Fair Labor Standards Act and Kentucky Wage and Hour Act due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  The plaintiff seeks class or collective action certification.  A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.).  Collectively, the plaintiffs of these two lawsuits allege damages ranging from approximately $22.2 million to $143.7 million.  We believe their claims are without merit and intend to defend the litigation vigorously.  The litigation is in early stages and discovery has not yet begun.  We do not believe this litigation will have a material adverse effect on our business, financial position or results of operations.

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

The common units representing limited partners' interests are listed on the NASDAQ Global Select Market under the symbol "ARLP." The common units began trading on August 20, 1999.  There were approximately 37,734 record holders of common units at December 31, 2020.

Available cash with respect to each quarter may, at the discretion of our general partner, be distributed to the limited partners as of a record date selected by the general partner. "Available cash," as defined in our partnership agreement, generally means, with respect to any quarter, all cash on hand at the end of each quarter, plus working capital borrowings after the end of the quarter, less cash reserves in the amount necessary or appropriate in the reasonable discretion of our general partner to (a) provide for the proper conduct of our business, (b) comply with applicable law or any debt instrument or other agreement of ours or any of our affiliates, and (c) provide funds for distributions to unitholders for any one or more of the next four quarters.

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

During the three months ended December 31, 2020, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.  The remaining authorized amount for unit repurchases under this program is $6.5 million.

ITEM 6.NOT USED

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data" where you can find more detailed information in "Note 1 – Organization and Presentation" and "Note 2 – Summary of Significant Accounting Policies" regarding the basis of presentation supporting the following financial information.

Executive Overview

We are a diversified natural resource company that generates income from the production and marketing of coal to major domestic and international utilities and industrial users as well as income from oil & gas mineral interests located in strategic producing regions across the United States.    We are currently the second-largest coal producer in the eastern United States with seven underground mining complexes in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia, as well as a coal-loading terminal in Indiana.  In addition, the mineral interests we own are in premier oil & gas producing regions of the United States, primarily in the Permian, Anadarko and Williston Basins.

Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern United States.  Our River View and Tunnel Ridge mines and Mt. Vernon transloading facility are located on the Ohio River.  As of December 31, 2020, we had approximately 1.65 billion tons of proven and probable coal reserves in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  We believe we control adequate reserves to implement our currently contemplated mining plans.  Please see "Item 1. Business—Coal Mining Operations" for further discussion of our mines.

In 2020, we sold 28.2 million tons of coal and produced 27.0 million tons.  The coal we sold in 2020 was approximately 10.6% low-sulfur coal, 51.6% medium-sulfur coal and 37.9% high-sulfur coal.  Based on market expectations, we classify low-sulfur coal as coal with a sulfur content of less than 1.5%, medium-sulfur coal as coal with a sulfur content of 1.5% to 3%, and high-sulfur coal as coal with a sulfur content of greater than 3%.  The Btu content of our coal ranges from 11,400 to 13,200. In 2020, approximately 98.4% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices.

During 2020, approximately 94.2% of our tons sold were purchased by United States electric utilities and 3.3% were sold into the international markets through brokered transactions. The balance of tons sold were to third-party resellers and industrial consumers.  Although some utility customers continue to favor a shorter-term contracting strategy, in 2020 we began to see several domestic utilities in the market seeking significant coal supply commitments for multi-year terms.  Long-term sales contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices.  In 2020, approximately 93.0% of our sales tonnage was sold under long-term sales contracts.

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

As of December 31, 2020, we had three reportable segments: Illinois Basin, Appalachia and Minerals.  We also have an "all other" category referred to as Other and Corporate.  The two coal reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The Minerals reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins.  Our ownership in these basins includes approximately 55,500 net royalty acres, which provide us with diversified exposure to industry leading operators consistent with our strategy to grow our oil & gas mineral interest business.  The operations within our Minerals reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests.

●	Illinois Basin reportable segment includes currently operating mining complexes (a) Gibson County Coal's mining complex, which includes the Gibson South mine, (b) Warrior's mining complex, (c) River View's mining complex and (d) the Hamilton mining complex. The Illinois Basin reportable segment also includes our Mt. Vernon coal-loading terminal in Indiana which operates on the Ohio River.

The Illinois Basin reportable segment also includes MAC and other support services as well as non-operating mining complexes (a) Gibson North mine, which ceased production in the fourth quarter of 2019, (b) Webster County Coal's Dotiki mining complex, which ceased production in August 2019, (c) White County Coal, LLC's Pattiki mining complex, (d) the Hopkins County Coal mining complex, and (e) Sebree's mining complex.  The non-operating mining complexes are in various stages of reclamation.

●	Appalachia reportable segment includes currently operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining mining complex. The Mettiki mining complex includes Mettiki Coal (WV)'s Mountain View mine and Mettiki Coal (MD)'s preparation plant. The Tunnel Ridge mining complex mines reserves in both West Virginia and to a lesser extent, Pennsylvania. The Appalachia reportable segment also includes Penn Ridge assets, which is primarily coal mineral interests.

●	Minerals reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II, and includes Alliance Minerals equity interest in both AllDale III and Cavalier Minerals. AR Midland acquired its mineral interests in the Wing Acquisition. Please read "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions" and "—Note 13 – Investments" of this Annual Report on Form 10-K for more information on the Wing Acquisition and AllDale III, respectively.

●	Other and Corporate includes marketing and administrative activities, the Matrix Group, Alliance Coal's coal brokerage activity and Alliance Minerals' prior equity investment in Kodiak. In February 2019, Kodiak redeemed our equity investment. In addition, Other and Corporate includes certain Alliance Resource Properties' land and coal mineral interest activities, Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, and AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance"). Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" and "—Note 13 – Investments" of this Annual Report on Form 10-K for more information on AROP Funding, Alliance Finance and Kodiak redemption, respectively.

Market Developments and Our Response for the year ended December 31, 2020

We began the year anticipating our results for the year ended December 31, 2020 would be negatively impacted by challenging coal market conditions primarily due to low natural gas prices, tepid coal demand and the overhang of coal supply. During the first half of the year, mild weather conditions and deteriorating natural gas prices placed increased pressure on the performance of our coal operations. Also, during the first half of the year, our Minerals segment results were impacted by natural gas prices remaining low and the collapse in oil prices following actions by the Organization of Petroleum Exporting Countries and Russia. These downward pressures increased substantially during the first half of the year for both our coal operations and mineral interest activities due to the disruptions to global economies in response to the COVID-19 pandemic resulting in unprecedented demand destruction across all energy markets.

In response to these challenges, we halted production at all of our mining complexes in the Illinois Basin at the end of March and our MC Mining complex in East Kentucky in early April. With an objective of reducing coal production to match existing contracted sales commitments for 2020, we curtailed production at these operations while continuing to meet customer obligations from coal inventories already produced. Throughout the first half of 2020 we monitored coal inventories at each location and worked closely with customers to determine when it would be necessary to resume coal production. Underground production operations resumed in the second quarter at each of our mining complexes and production has continued since that time. However, several mines continue running at less than capacity due to a limited spot market in the United States and a seaborne market that continues to be sub-economic for United States production, but now showing signs of potential pricing improvements. Also in response to these market conditions, we took numerous steps to optimize cash flows, reduce working capital requirements and strictly control capital expenditures and expenses. In addition, the Board of Directors began suspending cash distributions to unitholders with the quarter ended March 31, 2020 and has continued that through the quarter ended December 31, 2020.  The Board of Directors intends to reassess its distribution policy at its meeting following the quarter ending March 31, 2021.  Future unitholder distributions will be subject to ongoing Board of Directors' review of a number of factors including business and market conditions, our future financial and operating performance outlook and other capital allocation priorities.

During the second half of the year we saw improved economic activity, increased coal demand and some recovering oil & gas production volumes and prices which positively impacted our performance compared to the first half of the year. Higher commodity prices and lower well costs led oil & gas operators to begin bringing previously shut-in wells back online and slowly resume permitting, drilling and completion activity across the regions in which we hold mineral interests.

Impact of the COVID-19 Pandemic

During the year 2020, a variety of measures in the United States and abroad in response to the COVID-19 pandemic resulted in a reduction in the global demand for energy.  These measures included travel restrictions, gathering bans and stay-at-home orders.  All of our operations are classified as essential in the states in which we operate. Therefore, to protect our employees during the COVID-19 pandemic, we implemented numerous health and safety protocols designed to contain and mitigate the risk of infection from COVID-19.  We continually evaluate the need for further safeguards as the pandemic continues.

As discussed above, we curtailed coal production during the year 2020 in response to global energy demand destruction caused by the COVID-19 pandemic, including the temporary cessation of production at various operations in both the Illinois Basin and Appalachian regions.  In light of the downturn in market conditions during the year 2020 and the ongoing uncertainty surrounding the COVID-19 pandemic, we took the following additional actions:

●	To mitigate the reduced revenues from lower coal sales volumes and depressed commodity prices impacting our minerals segment, we took numerous efforts to optimize cash flows, reduce working capital requirements and strictly control capital expenditures, operating expenses and general and administrative expenses. Our cost control initiatives during the year 2020 resulted in significant reductions in expenses in each of these categories compared to 2019. The cost reductions are discussed in more detail below.

●	On April 26, 2020, the employment of 116 employees of the Gibson County mining complex and 78 employees of the Hamilton mining complex was terminated permanently.

●	As stated previously, the Board of Directors began suspending the cash distributions to unitholders with the quarter ended March 31, 2020 and has continued through the quarter ended December 31, 2020.

●	In March 2020, we withdrew our initial 2020 operating and financial guidance provided on January 27, 2020, which did not reflect the impact of the COVID-19 pandemic.

●	On March 9, 2020, we strengthened our liquidity by entering into a $537.75 million (reducing to $459.5 million on May 23, 2021) revolving credit facility with a termination date of March 9, 2024, replacing the $494.75 million revolving credit facility that was set to expire on May 23, 2021. Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on revolving credit facility.

●	We also reduced our total debt by $185.5 million during 2020, further enhancing our liquidity.

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

Segment Adjusted EBITDA.  We define Segment Adjusted EBITDA (a non-GAAP financial measure) as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expense, settlement gain, asset and goodwill impairments and acquisition gain.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

Analysis of Historical Results of Operations

2020 Compared with 2019

Total revenues decreased 32.3% to $1.33 billion for 2020 compared to $1.96 billion for 2019 primarily due to lower coal sales and transportation revenues resulting from weak market conditions and disruptions caused by the COVID-19 pandemic.  These lower revenues and a non-cash goodwill impairment charge of $132.0 million partially offset by lower operating expenses, resulted in a net loss attributable to ARLP of $129.2 million for 2020 compared to net income attributable to ARLP of $399.4 million for 2019, which included a net gain of $170.0 million related to the AllDale Acquisition in 2019.   Lower operating expenses and transportation expenses totaled $859.7 million and $21.1 million, respectively, for 2020 compared to $1.18 billion and $99.5 million, respectively, in 2019.

	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019

	(in thousands)		(per ton/BOE sold)
Tons sold	28,212	39,289	N/A	N/A
Tons produced	26,990	39,981	N/A	N/A
Coal sales	$1,232,272	$1,762,442	$43.68	$44.86
Coal - Segment Adjusted EBITDA Expense (1) (2)	$857,143	$1,197,085	$30.38	$30.47
BOE sold (3)	1,792	1,611	N/A	N/A
Oil & gas royalties (4)	$42,912	$51,735	$23.95	$32.12
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to its comparable GAAP financial measure, please see below under "—Reconciliation of non-GAAP 'Segment Adjusted EBITDA Expense' to GAAP 'Operating Expenses.'"
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding our Minerals segment.
(3)	Barrels of oil equivalent ("BOE") for natural gas volumes is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(4)	Average sales price per BOE is defined as oil & gas royalties (excluding lease bonus revenue) divided by total BOE.

Coal sales.  Coal sales decreased $530.2 million or 30.1% to $1.23 billion for 2020 from $1.76 billion for 2019.  The decrease was attributable to a volume variance of $496.9 million resulting from decreased tons sold and a price variance of $33.3 million due to lower average coal sales prices.  Tons sold declined 28.2% to 28.2 million tons in 2020, due to reduced shipments to domestic utilities and international markets.  Coal sales price realizations declined 2.6% in 2020 to $43.68 per ton sold, compared to $44.86 per ton sold during 2019 resulting, in part, from the absence of high priced metallurgic coal volumes in the 2020 Year.  Coal production volumes fell to 27.0 million tons, a reduction of 32.5% compared to 2019, due to temporarily idling production at certain mines particularly in the Illinois Basin region, in response to weak market conditions during 2020.

Oil & gas royalties.  Oil & gas royalty revenues decreased to $42.9 million in 2020 compared to $51.7 million for 2019.  The decrease was primarily due to lower average product prices, partially offset by higher volumes resulting from the Wing Acquisition in August 2019, and continued drilling and development of our mineral interests.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense, excluding our Minerals segment, decreased 28.4% to $857.1 million in 2020, primarily as a result of reduced tons sold.  Segment Adjusted EBITDA Expense per ton decreased slightly in 2020 to $30.38 per ton, compared to $30.47 per ton in 2019. The decrease is attributed primarily to ongoing expense control initiatives at all operations, partially offset by the per ton cost impact of lower coal volumes resulting from production curtailment in response to market conditions.  Significant cost control initiatives included the closure of higher cost per ton production at our Dotiki and Gibson North mines.  Cost per ton in 2020 also benefited from improved recoveries at several mines in both regions offset in part by reduced unit shifts from the curtailment. Our costs per ton were impacted by the following cost variances as discussed by category:

●	Material and supplies expenses per ton produced decreased 8.6% to $10.01 per ton in 2020 from $10.95 per ton in 2019. The decrease of $0.94 per ton produced resulted primarily from production mix benefits and improved recoveries previously mentioned, related decreases of $0.46 per ton for roof support, $0.32 per ton for contract labor used in the mining process and $0.14 per ton for certain ventilation expenses, partially offset by an increase of $0.15 per ton for power and fuel used in the mining process.

●	Maintenance expenses per ton produced decreased 13.1% to $3.12 per ton in 2020 from $3.59 per ton in 2019. The decrease of $0.47 per ton produced was primarily due to reduced maintenance requirements as a result of production mix benefits and improved recoveries previously mentioned.

●	We had no sales of outside coal purchases in 2020 compared to $23.4 million in 2019. Thus, costs per ton in 2020 benefited as our cost of outside coal purchases are generally higher on a per ton basis than our produced coal.

Segment Adjusted EBITDA Expense decreases above were partially offset by the following increases:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 8.7% to $10.75 per ton in 2020 from $9.89 per ton in 2019. The increase of $0.86 per ton was primarily due to curtailed production, partially offset by an improved production mix and improved recoveries at certain mines all previously discussed.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.62 per produced ton sold in 2020 compared to 2019 primarily as a result of a $0.60 per ton government-imposed increase in the federal black lung excise tax, effective January 1, 2020 and an unfavorable state production mix increasing severance taxes per ton, in addition to increased excise taxes per ton resulting from a greater mix of domestic vs. export shipments in 2020 compared to 2019.

Other revenues.  Other revenues were principally comprised of Mt. Vernon transloading revenues in our Illinois Basin segment, oil & gas lease bonuses in our Minerals segment and Matrix Design sales in Other & Corporate. Other revenues also include contract buy-out revenues and other outside services which could occur in any of our segments.  Other revenues decreased to $31.8 million in 2020 from $48.0 million in 2019.  The decrease of $16.2 million was primarily due to reduced sales of mining technology products by our Matrix Design subsidiary and lower coal volumes shipped through our Mt. Vernon transloading facility.

General and administrative.  General and administrative expenses for 2020 decreased to $59.8 million compared to $73.0 million in 2019.  The decrease of $13.2 million was primarily due to incentive compensation reductions and our expense reduction initiatives.

Asset impairments.  During 2020, we recorded $25.0 million of non-cash asset impairment charges due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment and greenfield coal reserves as a result of weakened coal market conditions.  During 2019, we recorded an asset impairment charge of $15.2 million due to the cessation of production at our Dotiki mine.  Please read "Item 8. Financial Statements and Supplementary Data—Note 4 – Long-Lived Asset Impairments" of this Annual Report on Form 10-K.

Goodwill impairment.  During 2020, we recorded a $132.0 million non-cash goodwill impairment charge associated with our Hamilton mine, primarily as the result of reduced expected production volumes due to weakened coal market conditions and low energy demand resulting in part from the COVID-19 pandemic.  Please read "Item 8. Financial Statements and Supplementary Data— Note 5 – Goodwill Impairment " of this Annual Report on Form 10-K.

Equity securities income.  Equity securities income decreased $12.9 million compared to 2019 as we did not recognize equity securities income in 2020 due to the redemption of our preferred interest in Kodiak in 2019.

Acquisition gain.  We recorded a non-cash acquisition gain of $177.0 million in 2019 associated with the AllDale Acquisition to reflect the fair value of the interests in AllDale I & II we already owned at the time of the acquisition.

Transportation revenues and expenses.  Transportation revenues and expenses were $21.1 million and $99.5 million for 2020 and 2019, respectively.  The decrease of $78.4 million was largely attributable to decreased coal tonnage for which we arrange third-party transportation at certain mines primarily reflecting reduced coal shipments to international markets and a decrease in average third-party transportation rates in 2020.  Transportation revenues are recognized in an amount equal to transportation expenses when title to the coal passes to the customer.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased to $0.2 million in 2020 from $7.5 million in 2019 as a result of allocating $7.1 million of the acquisition gain discussed above to noncontrolling interest in 2019.

Segment Information.  Our 2020 Segment Adjusted EBITDA decreased $225.5 million, or 33.6%, to $446.5 million from 2019 Segment Adjusted EBITDA of $672.0 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volumes and Segment Adjusted EBITDA Expense by segment are as follows:

	Year Ended December 31,
	2020	2019	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Coal - Illinois Basin	$236,911	$385,200	$(148,289)	(38.5)%
Coal - Appalachia	172,288	215,950	(43,662)	(20.2)%
Minerals	39,773	46,997	(7,224)	(15.4)%
Other and Corporate	6,580	32,911	(26,331)	(80.0)%
Elimination	(9,063)	(9,057)	(6)	(0.1)%
Total Segment Adjusted EBITDA (2)	$446,489	$672,001	$(225,512)	(33.6)%

Tons sold
Coal - Illinois Basin	19,113	28,480	(9,367)	(32.9)%
Coal - Appalachia	9,099	10,809	(1,710)	(15.8)%
Other and Corporate	—	564	(564)	(1)
Elimination	—	(564)	564	(1)
Total tons sold	28,212	39,289	(11,077)	(28.2)%

Coal sales
Coal - Illinois Basin	$755,208	$1,128,588	$(373,380)	(33.1)%
Coal - Appalachia	477,064	628,406	(151,342)	(24.1)%
Other and Corporate	—	22,138	(22,138)	(1)
Elimination	—	(16,690)	16,690	(1)
Total coal sales	$1,232,272	$1,762,442	$(530,170)	(30.1)%

Other revenues
Coal - Illinois Basin	$2,026	$13,034	$(11,008)	(84.5)%
Coal - Appalachia	14,954	11,166	3,788	33.9%
Minerals	229	1,301	(1,072)	(82.4)%
Other and Corporate	25,124	34,712	(9,588)	(27.6)%
Elimination	(10,517)	(12,173)	1,656	13.6%
Total other revenues	$31,816	$48,040	$(16,224)	(33.8)%

BOE volume and oil & gas royalties
Volume - BOE (3)	1,792	1,611	181	11.2%
Oil & gas royalties	$42,912	$51,735	$(8,823)	(17.1)%

Segment Adjusted EBITDA Expense
Coal - Illinois Basin	$520,324	$756,423	$(236,099)	(31.2)%
Coal - Appalachia	319,730	423,623	(103,893)	(24.5)%
Minerals	4,106	7,811	(3,705)	(47.4)%
Other and Corporate	18,543	36,845	(18,302)	(49.7)%
Elimination	(1,454)	(19,806)	18,352	92.7%
Total Segment Adjusted EBITDA Expense	$861,249	$1,204,896	$(343,647)	(28.5)%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(3)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

Illinois Basin – Segment Adjusted EBITDA decreased 38.5% to $236.9 million in 2020 from $385.2 million in 2019.  The decrease of $148.3 million was primarily attributable to lower coal sales, which decreased 33.1% to $755.2 million in 2020 from $1.13 billion in 2019, partially offset by reduced operating expenses.  The decrease of $373.4 million in coal sales primarily reflects reduced tons sold, which decreased 32.9% compared to 2019 due to curtailed production across all of our mining operations in the region as a result of weak coal market conditions, particularly international markets, amid the COVID-19 pandemic.  Segment Adjusted EBITDA Expense decreased 31.2% to $520.3 million in 2020 from $756.4 million in 2019 primarily as a result of reduced tons sold.  Segment Adjusted EBITDA Expense per ton increased $0.66 per ton sold to $27.22 from $26.56 per ton sold in 2019, primarily due to reduced coal volumes and related increased fixed costs per ton offset in part by the closure of higher cost per ton operations, improved recoveries at certain mines in 2020 and reduced reclamation accruals at certain non-operating mines. In addition, see certain cost per ton and production variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia – Segment Adjusted EBITDA decreased 20.2% to $172.3 million for 2020 from $216.0 million in 2019.  The decrease of $43.7 million was primarily attributable to lower coal sales, which decreased 24.1% to $477.1 million in 2020 from $628.4 million in 2019, partially offset by reduced operating expenses.  The decrease of $151.3 million in coal sales reflects lower tons sold and price realizations.  Sales volumes decreased 15.8% in 2020 compared to 2019 due to curtailed production in the region as a result of weak coal market conditions, particularly international markets, amid the COVID-19 pandemic.  Coal sales price per ton sold in 2020 decreased 9.8% compared to 2019 primarily due to reduced metallurgical tons sold and price realizations at our Mettiki mine.  Segment Adjusted EBITDA Expense decreased 24.5% to $319.7 million in 2020 from $423.6 million in 2019 due to reduced tons sold and decreased per ton costs.  Segment Adjusted EBITDA Expense per ton decreased $4.05 per ton sold to $35.14 compared to $39.19 per ton sold in 2019. The lower per ton expense in 2020 resulted primarily from fewer longwall move days and improved recoveries at both our Tunnel Ridge and Mettiki mines, reduced roof support expenses per ton and the absence of higher cost purchased tons sold in 2020, partially offset by curtailed production in the region during 2020 increasing fixed costs per ton. See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Minerals – Segment Adjusted EBITDA decreased to $39.8 million for 2020 from $47.0 million in 2019 reflecting reduced average sales price per BOE due to reduced demand amid the COVID-19 pandemic, partially offset by increased production volumes from the additional mineral interests acquired in the Wing Acquisition in August 2019 and from continued drilling and development activities.

Other and Corporate – Segment Adjusted EBITDA decreased by $26.3 million to $6.6 million in 2020 compared to $32.9 million in 2019.  The decrease was primarily attributable to lower equity securities income as a result of the redemption of our preferred interest in Kodiak in 2019, decreased coal brokerage activity and lower mining technology product sales from the Matrix Group.

2019 Compared with 2018

For discussion and analysis of 2019 compared to 2018, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020 and is incorporated by reference herein.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, asset and goodwill impairments, acquisition gain and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure:

	Year Ended December 31,
	2020	2019

	(in thousands)
Consolidated Segment Adjusted EBITDA	$446,489	$672,001
General and administrative	(59,806)	(72,997)
Depreciation, depletion and amortization	(313,387)	(309,075)
Asset impairments	(24,977)	(15,190)
Goodwill impairment	(132,026)	—
Interest expense, net	(45,478)	(45,496)
Acquisition gain	—	177,043
Income tax (expense) benefit	(35)	211
Acquisition gain attributable to noncontrolling interest	—	(7,083)
Net income (loss) attributable to ARLP	$(129,220)	$399,414
Noncontrolling interest	169	7,512
Net income (loss)	$(129,051)	$406,926

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Year Ended December 31,
	2020	2019

	(in thousands)
Segment Adjusted EBITDA Expense	$861,249	$1,204,896
Outside coal purchases	—	(23,357)
Other income (expense)	(1,593)	561
Operating expenses (excluding depreciation, depletion and amortization)	$859,656	$1,182,100

Ongoing Acquisition Activities

Consistent with our business strategy, from time to time we engage in discussions with potential sellers regarding our possible acquisitions of certain assets and/or companies of the sellers. For more information on acquisitions, please read "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions" of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, commitments and distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control, including the COVID-19 pandemic.  Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate remaining in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected.  Please see "Item 1A. Risk Factors."

In responding to weak market conditions, lower commodity prices, and the lockdown initiated in the first quarter of 2020 to certain areas of the global economy due to the COVID-19 pandemic, the Partnership took numerous actions to optimize cash flows and preserve liquidity by reducing capital expenditures, working capital, costs and expenses, including adjusting its corporate support structure to better align with current operating levels. We have also benefited from certain provisions of the Coronavirus Aid Relief and Economic Security Act of 2020 which modestly increased our short-term liquidity.

Additional actions to enhance our liquidity include our Board of Directors' decisions to suspend cash distributions beginning with the quarter ended March 31, 2020 and continuing through the quarter ended December 31, 2020. We have also strengthened our liquidity by entering into a $537.75 million (reducing to $459.5 million on May 23, 2021) revolving credit facility with a termination date of March 9, 2024, replacing the $494.75 million revolving credit facility that was set to expire on May 23, 2021. On June 5, 2020, we entered into a $14.7 million equipment financing arrangement which provides for forty-eight monthly payments with an implicit interest rate of 6.1%, maturing on June 5, 2024.  In addition, in January 2021, we extended the term of the Securitization Facility to January 2022 and reduced the borrowing availability under the facility to $60.0 million from $100 million.  We have further enhanced our liquidity by reducing our total debt by $185.5 million during the year ended December 31, 2020.

In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through December 31, 2020, we have purchased units for a total of $93.5 million under the program.  During the year ended December 31, 2020, we did not repurchase and retire any units.  Please read "Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities" for more information on the unit repurchase program.

Mine Development Project

In 2018, we began development of MC Mining's Excel Mine No. 5 which continued through 2019 and into 2020.  In July 2020, the Excel Mine No. 5 began production.  We expect the Excel Mine No. 5 will enable us to access an additional 15 million tons of coal reserves with an expected mine life of approximately 12 years assuming production levels similar to MC Mining's former Excel Mine No. 4.

Cash Flows

Cash provided by operating activities was $400.6 million for 2020 compared to $514.9 million for 2019.  The decrease in cash provided by operating activities was primarily due to a net loss in 2020 as compared to net income in 2019 adjusted for changes from certain non-cash items discussed above such as the acquisition gain and impairments. The decrease in net income was partially offset by a favorable working capital changes primarily related to trade receivables and inventories.

Net cash used in investing activities was $125.1 million for 2020 compared to $488.1 million for 2019.  The decrease in cash used in investing activities was primarily attributable to the AllDale and Wing Acquisitions in 2019 and decreased capital expenditures for mine infrastructure and equipment at various mines in 2020. The decreased net cash used compared to 2019 was partially offset by cash received from the redemption of our Kodiak equity securities in 2019.

Net cash used in financing activities was $256.4 million for 2020 compared to $234.4 million for 2019.  The increase in cash used in financing activities was primarily attributable to increase in payments on equipment financings and lower net proceeds from borrowings under the revolving credit facility.  These 2020 increases in cash used were partially offset by proceeds received for equipment financings and reduced distributions paid to unitholders in 2020.

Contractual Obligations

We have various commitments primarily related to long-term debt, including finance and operating leases, obligations for estimated future asset retirement obligations costs, workers' compensation and pneumoconiosis, capital projects and pension funding.  We expect to fund these commitments with existing cash balances, future cash flows from operations and investments as well as cash provided from borrowings of debt or issuance of equity.

The following table provides details regarding our contractual cash obligations as of December 31, 2020:

		Less
Contractual		than 1	1-3	3-5	More than
Obligations	Total	year	years	years	5 years

	(in thousands)
Long-term debt	$603,780	$73,199	$41,041	$489,540	$—
Future interest obligations(1)	144,405	36,038	67,897	40,470	—
Operating leases	21,858	2,346	4,306	3,368	11,838
Finance leases(2)	2,521	912	1,051	278	280
Purchase obligations for capital projects	19,667	19,667	—	—	—
Reclamation obligations(3)	229,952	6,411	5,293	7,918	210,330
Workers' compensation and pneumoconiosis benefit(3)	294,951	11,165	18,313	14,977	250,496
Pension benefit(3)	65,634	5,629	12,223	13,108	34,674
	$1,382,768	$155,367	$150,124	$569,659	$507,618
(1)	Interest on variable-rate, long-term debt was calculated using rates effective at December 31, 2020 for the remaining term of outstanding borrowings.

(2)	Includes amounts classified as interest.

(3)	Future commitments for reclamation obligations, workers' compensation and pneumoconiosis and pension are shown at undiscounted amounts. These obligations are primarily statutory, not contractual.

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

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers' compensation and other obligations as follows as of December 31, 2020:

		Workers'
	Reclamation	Compensation
	Obligation	Obligation	Other	Total

	(in millions)
Surety bonds	$171.1	$85.2	$16.7	$273.0
Letters of credit	—	10.0	16.8	26.8

Capital Expenditures

Capital expenditures decreased to $121.1 million in 2020 compared to $305.9 million in 2019.  See our discussion of "Cash Flows" above concerning the decrease in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $4.90 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2021 are estimated in a range of $120.0 million to $125.0 million.  Management anticipates funding 2021 capital requirements with our December 31, 2020 cash and cash equivalents of $55.6 million, cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Insurance

Effective October 1, 2020, we renewed our annual property and casualty insurance program. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance. Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible. We have elected to retain a 10% participating interest in our commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

Debt Obligations

Credit Facility.  On March 9, 2020, our Intermediate Partnership entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $537.75 million revolving credit facility, reducing to $459.5 million on May 23, 2021, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), with a termination date of March 9, 2024.  The Credit Facility replaced the $494.75 million revolving credit facility extended to the Intermediate Partnership under its Fourth Amended and Restated Credit Agreement, dated as of January 27, 2017, by various banks and other lenders that would have expired on May 23, 2021.  Concurrently with the entry into the Credit Agreement, we reorganized the entities holding our oil & gas interests such that Alliance Royalty, LLC became a direct wholly owned subsidiary of Alliance Minerals.  We incurred debt issuance costs in 2020 of $5.8 million in connection with the Credit Agreement. These debt issuance costs are deferred and amortized as a component of interest expense over the term of the Revolving Credit Facility.

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all of the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas minerals assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 3.01% as of December 31, 2020.  At December 31, 2020, we had $21.8 million of letters of credit outstanding with $428.5 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions. In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.53 to 1.0, 8.45 to 1.0 and 0.52 to 1.0, respectively, for the trailing twelve months ended December 31, 2020.  We remained in compliance with the covenants of the Credit Agreement as of December 31, 2020 and anticipate remaining in compliance with the covenants.

Net restricted assets, as defined by the Securities and Exchange Commission, refers to the amount of our consolidated subsidiaries’ net assets for which the ability to transfer funds to ARLP in the form of cash dividends, loans, advances, or transfers is restricted.  As a result of the restrictions contained in the Credit Agreement and our current compliance ratios, the amount of our net restricted assets at December 31, 2020, was $240.8 million.

Senior Notes. On April 24, 2017, the Intermediate Partnership and Alliance Finance, issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.  The issuers of the Senior Notes may redeem all or a part of the notes at any time at redemption prices set forth in the indenture governing the Senior Notes.

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2021, we extended the term of the Securitization Facility to January 2022 and reduced the borrowing availability under the facility to $60.0 million.  The Securitization Facility was previously scheduled to mature in January 2021.  At December 31, 2020, we had a $55.9 million outstanding balance under the Securitization Facility.

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

November 2019 Equipment Financing.  On November 6, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $53.1 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "November 2019 Equipment Financing").  The November 2019 Equipment Financing contains customary terms and events of default and an implicit interest rate of 4.75%, providing for a four year term with forty-seven monthly payments of $1.0 million and a balloon payment of $11.6 million upon maturity on November 6, 2023.  At maturity, the equipment will revert back to the Intermediate Partnership.

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

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At December 31, 2020, we had $5.0 million in letters of credit outstanding under this agreement.

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

For the Wing Acquisition, we determined a fair value for the acquired mineral interests using a weighting of both income and market approaches.  Our income approach primarily comprised of a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, projected cash flows, forward oil & gas prices and a risk-adjusted discount rate.  Our market approach consisted of the observation of acquisitions in the Permian Basin to determine a market price for similar mineral interests.

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

The only indefinite-lived intangible that the Partnership currently has is goodwill.  Goodwill is not amortized, but subject to annual reviews on November 30th for impairment at the reporting unit level.  Goodwill is assessed for impairment more frequently if events or changes in circumstances indicate that it is more likely than not that goodwill is impaired.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.

The Partnership computes the fair value of its reporting units primarily using the income approach (discounted cash flow analysis).  The computations require management to make significant estimates. Critical estimates are used as part of these evaluations include, among other things, the discount rate applied to future earnings reflecting a weighted average cost of capital rate, and projected coal price assumptions. Our estimate of the forward coal sales price curve and future sales volumes are critical assumptions used in our discounted cash flow analysis.

A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and coal sales prices. Assumptions about sales, operating margins, capital expenditures and coal sales prices are based on our budgets, business plans, economic projections, and anticipated future cash flows. In determining the fair value of our reporting units, we are required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business. The forecast assumptions used in our assessments make certain assumptions about future pricing, volumes and expected maintenance capital expenditures. Assumptions are also made for a "normalized" perpetual growth rate for periods beyond the long range financial forecast period.

At December 31, 2019, we had $136.4 million of goodwill, of which $132.0 million was associated with the reporting unit representing our Hamilton mine. The goodwill associated with our Hamilton mine was recorded in conjunction with our acquisition of the Hamilton mine on July 31, 2015.  During the first quarter of 2020, we assessed certain events and changes in circumstances, including a) adverse industry and market developments, including the impact of the COVID-19 pandemic, b) our response to these developments, including temporarily ceasing production at several mines, including Hamilton and c) our actual performance during the quarter.  After consideration of these events and changes in circumstances, we performed an interim test of the goodwill associated with the Hamilton reporting unit comparing Hamilton's carrying amount to its fair value.

We estimated the fair value of the Hamilton reporting unit using a discounted cash flow model.  The assumptions used in the discounted cash flow model considered market conditions at the time of the assessment and our estimate of the mine's performance in future years based on the information available to us. The fair value of the Hamilton reporting unit was determined to be below its carrying amount (including goodwill) by more than the recorded balance of goodwill associated with the reporting unit.  Accordingly, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill allocated to the Hamilton reporting unit.  This impairment charge reduced our consolidated goodwill balance to $4.4 million.  During the first quarter of 2020 and as part of our annual impairment evaluation on November 30, 2020, we also performed tests on our goodwill balance associated with our MAC reporting unit using a discounted cash flow model and concluded no impairment was necessary.  There were no impairments of goodwill during 2019 or 2018.

Our estimates of fair value are sensitive to changes in variables, certain of which relate to broader macroeconomic conditions outside our control.  As a result, actual performance in the near and longer-term could be different from these expectations and assumptions.  This could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors, such as over production in coal and low prices of natural gas. In addition, some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital and our credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur. See "Item 8. Financial Statements and Supplementary Data—Note 5 – Goodwill Impairment."

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

The process of estimating oil & gas reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data.  After being estimated internally, our proved reserves estimates are compared to proved reserves that are audited by independent experts in connection with our required year-end reporting. The data may change substantially over time as a result of numerous factors, including the historical 12 month average price, additional development cost and activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates could occur from time to time. Such changes could trigger an impairment of our oil & gas mineral interests and have an impact on our depreciation, depletion and amortization expense prospectively.

Estimates of future commodity prices utilized in our impairment analyses consider market information including published forward oil & gas prices. The forecasted price information used in our impairment analyses is consistent with that generally used in evaluating third party operator drilling decisions and our expected acquisition plans, if any.  Prices for future periods will impact the production economics underlying oil & gas reserve estimates. In addition, changes in the price of oil & gas also impact certain costs associated with our expected underlying production and future capital costs. The prices of oil & gas are volatile and change from period to period, thus are expected to impact our estimates. Significant unfavorable changes in the estimated future commodity prices could result in an impairment of our oil & gas mineral interests.  There were no impairments of our oil & gas mineral interests during 2020.

Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  We generally provide for these claims through self-insurance programs.  Workers' compensation laws also compensate survivors of workers who suffer employment related deaths.  Our liability for traumatic injury claims is the estimated present value of current workers' compensation benefits, based on our actuary estimates.  Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  See "Item 8. Financial Statements and Supplementary Data—Note 20 – Accrued Workers' Compensation and Pneumoconiosis Benefits" for additional discussion.  We had accrued liabilities for workers' compensation of $54.7 million and $53.4 million for these costs at December 31, 2020 and 2019, respectively.  A one-percentage-point reduction in the discount rate would have increased operating expense by approximately $4.3 million at December 31, 2020.  We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a particular claim year have been met.  Our receivables for traumatic injury claims under this policy as of December 31, 2020 and 2019 are $7.1 million and $7.7 million, respectively.

Coal mining companies are subject to Federal Coal Mine Health and Safety Act of 1969, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung.  We provide for these claims through self-insurance programs. Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis benefits obligation.  Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  We had accrued liabilities of $108.5 million and $97.7 million for the pneumoconiosis benefits at December 31, 2020 and 2019, respectively.  A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2020 by approximately $4.4 million.  Under the service cost method used to estimate our pneumoconiosis benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

The discount rate for workers' compensation and pneumoconiosis is derived by applying the Financial Times Stock Exchange Pension Discount Curve to the projected liability payout.  Other assumptions, such as claim development patterns, mortality, disability incidence and medical costs, are based upon standard actuarial tables adjusted for our actual historical experiences whenever possible.  We review all actuarial assumptions periodically for reasonableness and consistency and update such factors when underlying assumptions, such as discount rates, change or when sustained changes in our historical experiences indicate a shift in our trend assumptions are warranted.

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

The above factors are not all inclusive, and management must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired.  If there is an indication that the carrying amount of an asset may not be recovered, we compare our estimate of undiscounted future cash flows attributable to the asset to the carrying value of the asset.  Individual assets are grouped for impairment review purposes based on the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a by-mine basis.  Assumptions about sales, operating margins, capital expenditures and sales prices are based on our budgets, business plans, economic projections, and anticipated future cash flows. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, the amount of impairment is measured by the difference between the carrying value and the fair value of the asset.  The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows using a risk adjusted discount rate, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations. We recorded asset impairments of $25.0 million, $15.2 million and $40.5 million in 2020, 2019 and 2018, respectively. See "Item 8. Financial Statements and Supplementary Data—Note 4 – Long-Lived Asset Impairments".

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan.  A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both our underground mines and past surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $127.9 million and $137.5 million for these costs are recorded at December 31, 2020 and 2019, respectively.  See "Item 8. Financial Statements and Supplementary Data—Note 19 – Asset Retirement Obligations" for additional information.  The liability for asset retirement and closing procedures is sensitive to changes in cost estimates, estimated mine lives and timing of post-mine reclamation activities.  As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.

Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets.

On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes approved by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience.  Adjustments to the liability associated with these assumptions resulted in a decrease of $11.9 million for the year ended December 31, 2020.  There were no material adjustments to the liability associated with these assumptions for the year ended December 31, 2019.

While the precise amount of these future costs cannot be determined with certainty, we have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.  Discounting resulted in reducing the accrual for asset retirement obligations by $102.1 million and $102.9 million at December 31, 2020 and 2019.  We estimate that the aggregate undiscounted cost of final mine closure is approximately $230.0 million and $240.5 million at December 31, 2020 and 2019, respectively.  If our assumptions differ from actual experiences, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

Shelf Registration Statement

In February 2018, we filed with the SEC a universal shelf registration statement allowing us to issue from time to time an indeterminate amount of debt or equity securities ("2018 Registration Statement").  At February 23, 2021, we had not utilized any amounts available under the 2018 Registration Statement.

Related–Party Transactions

See "Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions" for a discussion of our related-party transactions.

Accruals of Other Liabilities

We had accruals for other liabilities, including current obligations, totaling $321.3 million and $315.9 million at December 31, 2020 and 2019, respectively.  These accruals were chiefly comprised of workers' compensation benefits, pneumoconiosis benefits, and costs associated with asset retirement obligations.  These obligations are self-insured except for certain excess insurance coverage for workers' compensation.  The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments.  Thus, from time to time, our results of operations may be significantly affected by changes to these liabilities.  Please see "Item 8. Financial Statements and Supplementary Data—Note 19 – Asset Retirement Obligations" and "—Note 20 – Accrued Workers' Compensation and Pneumoconiosis Benefits."

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have significant long-term sales contracts as evidenced by approximately 93.0% of our sales tonnage being sold under long-term sales contracts in 2020.  Most of the long-term sales contracts are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.  For additional discussion of coal supply agreements, please see "Item 1. Business—Coal Marketing and Sales" and "Item 8. Financial Statements and

Supplementary Data—Note 23 – Concentration of Credit Risk and Major Customers."  As of February 1, 2021, our nominal commitment under contract was approximately 24.1 million tons in 2021.

Our results of operations are highly dependent upon the prices we receive for our coal, oil and natural gas.  Regarding coal, the short-term sales contracts favored by some of our coal customers leave us more exposed to risks of declining coal price periods.  Regarding oil & natural gas, as seen in our 2020 results, lower sales price realizations, caused by lower global energy demand during the COVID-19 pandemic and actions of major oil producing countries, had a significant impact on our royalty revenues.  Please see discussions above, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the impact of the COVID-19 pandemic and lower oil and natural gas prices on the results of our operations for 2020.

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

Credit Risk

In 2020, approximately 94.2% of our tons sold were purchased by United States electric utilities and 3.3% were sold into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay. Such credit risks from customers may impact the borrowing capacity of our Securitization Facility.  See "Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Obligations – Accounts Receivable Securitization".

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We had $87.5 million in borrowings under the Revolving Credit Facility and $55.9 million in borrowings under the Securitization Facility at December 31, 2020.  A one percentage point increase in the interest rates related to the Revolving Credit Facility and Securitization Facility would result in an annualized increase in interest expense of $1.4 million, based on borrowing levels at December 31, 2020.  With respect to our fixed-rate borrowings, we had $400.0 million in borrowings under our Senior Notes and $60.4 million in borrowings under our equipment financings at December 31, 2020.  A one percentage point increase in interest rates would result in a decrease of approximately $18.1 million in the estimated fair value of these borrowings.

The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2020 and 2019.

The carrying amounts and fair values of financial instruments are as follows:

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2020	2021	2022	2023	2024	2025	Thereafter	Total	2020
	(dollars in thousands)
Fixed rate debt	$17,299	$16,071	$24,970	$2,040	$400,000	$—	$460,380	$376,781
Weighted-average interest rate	7.23%	7.31%	7.40%	7.50%	7.50%	—

Variable rate debt	$55,900	$—	$—	$87,500	$—	$—	$143,400	$141,536
Weighted-average interest rate (1)	2.97%	3.01%	3.01%	3.01%	—	—

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2019	2020	2021	2022	2023	2024	Thereafter	Total	2019
	(dollars in thousands)
Fixed rate debt	$13,158	$13,847	$12,403	$21,072	$—	$400,000	$460,480	$407,775
Weighted-average interest rate	7.20%	7.26%	7.33%	7.41%	7.50%	7.50%

Variable rate debt	$—	$328,800	$—	$—	$—	$—	$328,800	$328,431
Weighted-average interest rate (1)	4.12%	4.39%	—	—	—	—
(1)	Interest rate of variable rate debt equal to the rate effective at December 31, 2020 and 2019, held constant for the remaining term of the outstanding borrowing.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance Resource Management GP, LLC

and the Partners of Alliance Resource Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and partners’ capital for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of workers’ compensation and pneumoconiosis benefits
Description of the Matter

As more fully described at Note 20 to the consolidated financial statements, the Partnership provides income replacement and medical treatment for work-related traumatic injury claims, as required by applicable laws. Workers' compensation laws also compensate survivors of workers who suffer employment-related deaths.  Certain of the Partnership’s mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay benefits for black lung disease (or pneumoconiosis) to eligible employees and former employees and their dependents. At December 31, 2020, the Partnership’s aggregate workers’ compensation and pneumoconiosis benefits were $163 million.

Auditing management’s estimate of the workers’ compensation and pneumoconiosis benefits was complex due to the use of a blend of actuarial projection methods and numerous assumptions including claim development patterns, costs, and mortality in the liability calculations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership’s controls over management’s workers’ compensation and pneumoconiosis benefits process. For example, we tested controls over management’s review of the liability calculations and the appropriateness of the significant assumptions used, including the completeness and accuracy of the underlying data.

To test the workers’ compensation and pneumoconiosis benefits, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions described above and the underlying data used by the Partnership. We involved our actuarial specialists to assist in evaluating management’s methodology and for testing the claim development patterns, costs and mortality assumptions. We compared the claim development pattern and cost assumptions used by management for consistency with historical experience and current trends. We also developed independent ranges and compared those ranges to management’s best estimate.  To evaluate the use of mortality tables, we assessed whether the information used by management is consistent with publicly-available information. We also tested the completeness and accuracy of the underlying data used by management.

Long-lived asset recoverability analyses
Description of the Matter

As more fully described in Note 4 to the consolidated financial statements, in 2020, due to the uncertainty related to energy demand, the Partnership performed recoverability tests on its coal mining operations. Based on the Partnership’s recoverability analyses, it is projected to recover all asset costs, excluding current year impairments which are discussed further in Note 4.

Auditing the Partnership’s coal asset recoverability analyses involved subjectivity, as management’s estimates to determine future cash flows were based on assumptions about future market and economic conditions. Significant assumptions used in the Partnership’s future cash flows included estimates of future sales volumes, sales prices, operating margins and capital expenditures.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Partnership’s controls over its recoverability test process. For example, we tested controls over management’s review of the significant assumptions underlying the future cash flows and of the completeness and accuracy of the data used in performance of the analysis.

To test the Partnership’s asset recoverability analyses, our audit procedures included, among others, evaluating the appropriateness of the methodology used to develop the cash flow models, as well as testing the significant assumptions used and the completeness and accuracy of the underlying data. We evaluated management’s assumptions by comparing key inputs to current industry, market and economic trends, as well as customer contract terms and historical financial relationships. We also performed sensitivity analyses and a retrospective comparison of forecasted cash flows to actual historical data.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2011.

Tulsa, Oklahoma

February 23, 2021

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(In thousands, except unit data)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,574	$36,482
Trade receivables	104,579	161,679
Other receivables	3,481	256
Inventories, net	56,407	101,305
Advance royalties	4,168	1,844
Prepaid expenses and other assets	21,565	18,019
Total current assets	245,774	319,585
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,554,090	3,684,008
Less accumulated depreciation, depletion and amortization	(1,753,845)	(1,675,022)
Total property, plant and equipment, net	1,800,245	2,008,986
OTHER ASSETS:
Advance royalties	56,791	52,057
Equity method investments	27,268	28,529
Goodwill	4,373	136,399
Operating lease right-of-use assets	15,004	17,660
Other long-term assets	16,561	23,478
Total other assets	119,997	258,123
TOTAL ASSETS	$2,166,016	$2,586,694

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$47,511	$80,566
Accrued taxes other than income taxes	25,054	15,768
Accrued payroll and related expenses	28,524	36,575
Accrued interest	5,132	5,664
Workers' compensation and pneumoconiosis benefits	10,646	11,175
Current finance lease obligations	766	8,368
Current operating lease obligations	1,854	3,251
Other current liabilities	21,919	21,062
Current maturities, long-term debt, net	73,199	13,157
Total current liabilities	214,605	195,586
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	519,421	768,194
Pneumoconiosis benefits	105,068	94,389
Accrued pension benefit	46,965	44,858
Workers' compensation	47,521	45,503
Asset retirement obligations	121,487	133,018
Long-term finance lease obligations	1,458	2,224
Long-term operating lease obligations	13,078	14,316
Other liabilities	24,146	23,182
Total long-term liabilities	879,144	1,125,684
Total liabilities	1,093,749	1,321,270

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 and 126,915,597 units outstanding, respectively	1,148,565	1,331,482
Accumulated other comprehensive loss	(87,674)	(77,993)
Total ARLP Partners' Capital	1,060,891	1,253,489
Noncontrolling interest	11,376	11,935
Total Partners' Capital	1,072,267	1,265,424
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,166,016	$2,586,694

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2020	2019	2018
SALES AND OPERATING REVENUES:
Coal sales	$1,232,272	$1,762,442	$1,844,808
Oil & gas royalties	42,912	51,735	—
Transportation revenues	21,129	99,503	112,385
Other revenues	31,816	48,040	45,664
Total revenues	1,328,129	1,961,720	2,002,857

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	859,656	1,182,100	1,207,713
Transportation expenses	21,129	99,503	112,385
Outside coal purchases	—	23,357	1,466
General and administrative	59,806	72,997	68,298
Depreciation, depletion and amortization	313,387	309,075	280,225
Settlement gain	—	—	(80,000)
Asset impairments	24,977	15,190	40,483
Goodwill impairment	132,026	—	—
Total operating expenses	1,410,981	1,702,222	1,630,570

INCOME (LOSS) FROM OPERATIONS	(82,852)	259,498	372,287

Interest expense (net of interest capitalized of $1,325, $1,211 and $1,306, respectively)	(45,613)	(45,875)	(40,218)
Interest income	135	379	159
Equity method investment income	907	2,203	22,189
Equity securities income	—	12,906	15,696
Acquisition gain	—	177,043	—
Other income (expense)	(1,593)	561	(2,621)
INCOME (LOSS) BEFORE INCOME TAXES	(129,016)	406,715	367,492

INCOME TAX EXPENSE (BENEFIT)	35	(211)	22

NET INCOME (LOSS)	(129,051)	406,926	367,470

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(169)	(7,512)	(866)

NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$(129,220)	$399,414	$366,604

NET INCOME (LOSS) ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$—	$—	$1,560
LIMITED PARTNERS	$(129,220)	$399,414	$365,044

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$(1.02)	$3.07	$2.74

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,164,659	128,116,670	130,758,169

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands)

	Year Ended December 31,
	2020	2019	2018

NET INCOME (LOSS)	$(129,051)	$406,926	$367,470

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	186	186	186
Net actuarial loss	(5,522)	(7,350)	(3,326)
Amortization of net actuarial loss (1)	4,128	3,922	3,608
Total defined benefit pension plan adjustments	(1,208)	(3,242)	468

Pneumoconiosis benefits
Net actuarial gain (loss)	(7,787)	(23,298)	4,599
Amortization of net actuarial loss (gain) (1)	(686)	(4,582)	2
Total pneumoconiosis benefits adjustments	(8,473)	(27,880)	4,601

OTHER COMPREHENSIVE INCOME (LOSS)	(9,681)	(31,122)	5,069

COMPREHENSIVE INCOME (LOSS)	(138,732)	375,804	372,539

Less: Comprehensive income attributable to noncontrolling interest	(169)	(7,512)	(866)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ARLP	$(138,901)	$368,292	$371,673
(1)	Amortization of prior service cost and actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 16 and 20 for additional details).

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands)

	Year Ended December 31,
	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(129,051)	$406,926	$367,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	313,387	309,075	280,225
Non-cash compensation expense	3,345	11,934	12,114
Asset retirement obligations	4,033	4,087	3,926
Coal inventory adjustment to market	3,245	4,895	1,455
Equity investment income	(907)	(2,203)	(22,189)
Distributions from equity method investments	907	2,203	21,971
Income from equity securities paid-in-kind	—	(712)	(15,696)
Net loss (gain) on sale of property, plant and equipment	(5,850)	109	(1,285)
Asset impairment	24,977	15,190	40,483
Goodwill impairment	132,026	—	—
Acquisition gain, net	—	(177,043)	—
Cash received on redemption of equity securities in excess of investment	—	(11,482)	—
Valuation allowance of deferred tax assets	1,151	(413)	(1,560)
Other	6,631	5,677	3,171
Changes in operating assets and liabilities:
Trade receivables	56,172	20,841	6,757
Other receivables	(3,225)	3,726	(249)
Inventories, net	30,522	(35,082)	(747)
Prepaid expenses and other assets	(2,514)	6,136	7,387
Advance royalties	(7,690)	(9,876)	(8,782)
Accounts payable	(24,282)	(17,671)	(813)
Accrued taxes other than income taxes	9,286	(994)	(3,614)
Accrued payroll and related benefits	(8,051)	(6,538)	7,362
Pneumoconiosis benefits	2,340	(2,292)	1,837
Workers' compensation	1,355	3,845	(4,900)
Other	(7,162)	(15,443)	22
Total net adjustments	529,696	107,969	326,875
Net cash provided by operating activities	400,645	514,895	694,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(121,101)	(305,858)	(233,480)
Decrease in accounts payable and accrued liabilities	(8,773)	(81)	(1,051)
Proceeds from sale of property, plant and equipment	3,762	1,266	2,409
Contributions to equity method investments	—	—	(15,600)
Distributions received from investments in excess of cumulative earnings	988	2,501	2,473
Payments for acquisitions of businesses, net of cash acquired	—	(320,232)	—
Cash received from redemption of equity securities	—	134,288	—
Net cash used in investing activities	(125,124)	(488,116)	(245,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	46,100	184,500	304,600
Payments under securitization facility	(64,000)	(202,700)	(285,000)
Proceeds from equipment financings	14,705	63,086	—
Payments on equipment financings	(14,805)	(2,607)	—
Borrowings under revolving credit facilities	70,000	400,000	245,000
Payments under revolving credit facilities	(237,500)	(320,000)	(100,000)
Payments on finance lease obligations	(8,368)	(46,725)	(29,353)
Payment of debt issuance costs	(6,280)	—	—
Payments for purchases of units under unit repurchase program	—	(22,892)	(70,604)
Payments for taxes related to net settlement of issuance of units in deferred compensation plans	(1,310)	(7,817)	(2,081)
Cash settlement of grants under deferred compensation plan	(2,490)	—	—
Cash contributions by General Partner	—	—	41
Cash contribution by affiliated entity	—	—	2,142
Cash obtained in Simplification Transactions	—	—	1,139
Distributions paid to Partners	(51,753)	(278,425)	(275,902)
Other	(728)	(867)	(1,684)
Net cash used in financing activities	(256,429)	(234,447)	(211,702)
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,092	(207,668)	237,394
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,482	244,150	6,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,574	$36,482	$244,150

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands, except unit data)

	Number of			Accumulated
	Limited			Other
	Partner	Limited Partners'	General Partners’	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital (Deficit)	Income (Loss)	Interest	Capital
Balance at January 1, 2018	130,704,217	$1,183,219	$14,859	$(51,940)	$5,348	$1,151,486
Comprehensive income:
Net income	—	365,044	1,560	—	866	367,470
Actuarially determined long-term liability adjustments	—	—	—	5,069	—	5,069
Total comprehensive income						372,539
Settlement of deferred compensation plans	199,039	(2,745)	—	—	—	(2,745)
Issuance of units to Owners of SGP in Simplification Transactions	1,322,388	14,742	(15,106)	—	—	(364)
Issuance of units to SGP related to Exchange Transaction	20,960	—	—	—	—	—
Simplification Transactions fees	—	(96)	—	—	—	(96)
Contribution of units and cash by affiliated entity	(467,018)	2,142	—	—	—	2,142
Purchase of units under unit repurchase program	(3,684,075)	(70,604)	—	—	—	(70,604)
Common unit-based compensation	—	12,114	—	—	—	12,114
Distributions on deferred common unit-based compensation	—	(3,855)	—	—	—	(3,855)
General Partner contribution	—	—	41	—	—	41
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(924)	(924)
Distributions to Partners	—	(270,693)	(1,354)	—	—	(272,047)
Balance at December 31, 2018	128,095,511	1,229,268	—	(46,871)	5,290	1,187,687
Comprehensive income:
Net income	—	399,414	—	—	7,512	406,926
Actuarially determined long-term liability adjustments	—	—	—	(31,122)	—	(31,122)
Total comprehensive income						375,804
Settlement of deferred compensation plans	596,650	(7,817)	—	—	—	(7,817)
Purchase of units under unit repurchase program	(1,776,564)	(22,892)	—	—	—	(22,892)
Common unit-based compensation	—	11,934	—	—	—	11,934
Distributions on deferred common unit-based compensation	—	(3,670)	—	—	—	(3,670)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(867)	(867)
Distributions to Partners	—	(274,755)	—	—	—	(274,755)
Balance at December 31, 2019	126,915,597	1,331,482	—	(77,993)	11,935	1,265,424
Comprehensive income (loss):
Net income (loss)	—	(129,220)	—	—	169	(129,051)
Actuarially determined long-term liability adjustments	—	—	—	(9,681)	—	(9,681)
Total comprehensive loss						(138,732)
Settlement of deferred compensation plans	279,622	(3,800)	—	—	—	(3,800)
Common unit-based compensation	—	3,345	—	—	—	3,345
Distributions on deferred common unit-based compensation	—	(986)	—	—	—	(986)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(728)	(728)
Distributions to Partners	—	(50,767)	—	—	—	(50,767)
Other	—	(1,489)	—	—	—	(1,489)
Balance at December 31, 2020	127,195,219	$1,148,565	$—	$(87,674)	$11,376	$1,072,267

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Consolidated Financial Statements

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "SGP" mean Alliance Resource GP, LLC. SGP is indirectly wholly owned by Mr. Craft and Kathleen S. Craft, who are collectively referred to in such capacity as the "Owners of SGP." The Owners of SGP held approximately 34.48% of the outstanding AHGP common units prior to the Simplification Transactions discussed below. SGP was dissolved on December 30, 2020 and is in the process of winding up its affairs.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the coal mining operations of Alliance Resource Operating Partners, L.P.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for the oil and gas minerals interests of Alliance Resource Partners, L.P.
●	References to "AHGP" mean Alliance Holdings GP, L.P., individually and not on a consolidated basis as the parent company of MGP prior to the Simplification Transactions discussed below and as a wholly owned subsidiary of ARLP subsequent to the Simplification Transactions.

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  ARLP was formed in May 1999 and completed its initial public offering on August 19, 1999 when it acquired substantially all of the coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), and its subsidiaries. We are managed by our general partner, MGP, a Delaware limited liability company which holds a non-economic general partner interest in ARLP.  Prior to the Simplification Transactions, MGP was a wholly owned indirect subsidiary of AHGP.  Alliance GP, LLC ("AGP"), which is indirectly wholly owned by Mr. Craft, was the general partner of AHGP prior to the Simplification Transactions and became the direct owner of MGP as a result of the transactions.  See discussions under Partnership Simplification regarding changes in ownership of ARLP and MGP as a result of the Simplification Transactions in 2018.

Partnership Simplification

On February 22, 2018, the board of directors ("Board of Directors") of MGP and the board of directors of AGP approved a simplification agreement (the "Simplification Agreement"), pursuant to which, among other things, through a series of transactions (the "Simplification Transactions"):

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
iv.	MGP would remain ARLP's general partner and would be a wholly owned subsidiary of AGP, and thus no control, management, or governance changes with respect to our business would occur.

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

Presentation

The consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of December 31, 2020 and 2019, and results of our operations, comprehensive income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2020.  All of our intercompany transactions and accounts have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements present the consolidated financial position, results of operations and cash flows of ARLP, the Intermediate Partnership, Alliance Coal and other directly and indirectly wholly- and majority-owned subsidiaries of ARLP.  For the periods presented prior to the Simplification Transactions, MGP's interests in both Alliance Coal and the Intermediate Partnership are reported as part of the general partner's interest in the ARLP Partnership's consolidated financial statements.  All intercompany transactions and accounts have been eliminated.  See Note 1 – Organization and Presentation for more information regarding the Simplification Transactions.

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

To determine a VIE's primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE's economic performance and determine whether it, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. See Note 12 – Variable Interest Entities for further information.

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

Cash Management—The cash flows from operating activities section of our consolidated statements of cash flows reflects immaterial adjustments representing book overdrafts.  We did not have material book overdrafts at December 31, 2020, 2019 and 2018.

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

Goodwill—Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment periodically. We evaluate goodwill for impairment annually on November 30th, or more often if events or circumstances indicate that goodwill might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. During 2020, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill allocated to our Hamilton reporting unit.  See Note 5 – Goodwill Impairment for more information.  There were no impairments of goodwill during 2019 or 2018.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized.  Interest costs associated with major asset additions are capitalized during the construction period.  Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred.  Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Land, machinery and equipment under finance lease agreements are capitalized and amortized over the useful lives of the assets given that in each case, ownership transfers at the end of the lease term.  Preparation plants, processing facilities and mineral rights, assuming current production estimates, are depreciated or depleted using the units-of-production method over a range from 1 to 22 years.  Mining equipment and other plant and equipment assets are depreciated principally using the straight-line method over the estimated useful lives of the assets, ranging from 1 to 22 years, limited by the remaining estimated life of each mine.  Depreciable lives for buildings, office equipment and improvements range from 1 to 22 years. Gains or losses arising from retirements are included in operating expenses.  Depletion of coal mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage, which equals estimated proven and probable reserves. Therefore, our coal mineral rights are depleted based on only proven and probable reserves. See Oil & Gas Reserve Quantities and Carrying Amounts below for a discussion of our accounting policies for oil & gas properties.

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

Leases—We lease buildings and equipment under operating lease agreements that provide for the payment of minimum rentals.  We also have noncancelable lease agreements with third parties for land and equipment under finance lease obligations.  Some of our arrangements within these agreements have both lease and non-lease components, which are generally accounted for separately.  We have elected a practical expedient to account for lease and non-lease components as a single lease component for leases of buildings and office equipment.  Our leases have approximate lease terms of one year to 20 years, some of which include automatic renewals up to ten years which are likely to be exercised, and some of which include options to terminate the lease within one year.  We also hold numerous mineral reserve leases with both related parties as well as third parties, none of which are accounted for as an operating lease or as a finance lease.

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

Intangibles—Intangibles subject to amortization include contracts with covenants not to compete, customer contracts acquired from other parties and mining permits.  Intangibles other than customer contracts are amortized on a straight-line basis over their useful life.  Intangibles for customer contracts are amortized on a per unit basis over the terms of the contracts.  Amortization expense attributable to intangibles was $4.9 million, $9.1 million and $6.9 million for the years ending December 31, 2020, 2019 and 2018, respectively.  Our intangibles are included in Prepaid expenses and other assets and Other long-term assets on our consolidated balance sheets at December 31, 2020 and 2019.  Our intangibles are summarized as follows:

	December 31, 2020			December 31, 2019
		Accumulated	Intangibles,		Accumulated	Intangibles,
	Original Cost	Amortization	Net	Original Cost	Amortization	Net

	(in thousands)
Non-compete agreements	$—	$—	$—	$9,803	$(9,440)	$363
Customer contracts and other	10,623	(5,744)	4,879	32,371	(24,258)	8,113
Mining permits	1,500	(373)	1,127	1,500	(307)	1,193
Total	$12,123	$(6,117)	$6,006	$43,674	$(34,005)	$9,669

Amortization expense attributable to intangible assets is estimated as follows:

Year Ended December 31,	(in thousands)
2021	$2,831
2022	1,600
2023	647
2024	66
2025	66
Thereafter	795

Investments—Our investments and ownership interests in equity securities without readily determinable fair values in entities in which we do not have a controlling financial interest or significant influence are accounted for using a measurement alternative other than fair value which is historical cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same entity.  Distributions received on those investments are recorded as income unless those distributions are considered a return on investment, in which case the historical cost is reduced.  We accounted for our ownership interests in Kodiak Gas Services, LLC ("Kodiak") as equity securities without readily determinable fair values.  In the first quarter of 2019, Kodiak redeemed our preferred interests and therefore Kodiak ceased to be an equity security investment. See Note 13 – Investments for further discussion of this investment.

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

As of December 31, 2020 and 2019, we held an equity method investment in AllDale III through our subsidiary, Alliance Minerals.  Prior to the AllDale Acquisition, our equity method investments also included AllDale I & II, both held through Cavalier Minerals.  AllDale III and AllDale I & II are collectively referred to as the "AllDale Partnerships."  See Note 13 – Investments for further discussion of our equity method investment in AllDale III and Note 3 – Acquisitions for discussion of the AllDale Acquisition.

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

	December 31,
	2020	2019

	(in thousands)

Advance royalties, affiliates (see Note 21 – Related-Party Transactions)	$48,389	$41,216
Advance royalties, third-parties	12,570	12,685
Total advance royalties	$60,959	$53,901

Asset Retirement Obligations—Our coal mining operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations require, among other things, restoration of property in accordance with specified standards and an approved reclamation plan.  We record a liability for the fair value of the estimated cost of future mine asset retirement and closing procedures, escalated for inflation then discounted, on a present value basis in the period incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both our underground mines and past surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure.  Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  The depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.  Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and are typically renewable on a yearly basis.  See Note 19 – Asset Retirement Obligations for more information.

Pension Benefits—The funded status of our pension benefit plan is recognized separately in our consolidated balance sheets as either an asset or liability. The funded status is the difference between the fair value of plan assets and the plan's benefit obligation. Pension obligations and net periodic benefit costs are actuarially determined and impacted by various assumptions and estimates including expected return on assets, discount rates, mortality assumptions, employee turnover rates and retirement dates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liability as necessary (See Note 16 – Employee Benefit Plans).

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

Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis obligation.  Our actuarial calculations are based on numerous assumptions including claim development patterns, medical costs and mortality.  Actuarial gains or losses are amortized over the remaining service period of active miners.  See Note 20 – Accrued Workers' Compensation and Pneumoconiosis Benefits for more information on Workers' Compensation and Pneumoconiosis Benefits.

Coal Revenue Recognition—Revenues from coal supply contracts with customers, which primarily relate to sales of thermal coal, are recognized at the point in time when control of the coal passes to the customer.  We have determined that each ton of coal represents a separate and distinct performance obligation.  Our coal supply contracts and other revenue contracts vary in length from short-term to long-term sales contracts and do not typically have significant financing components.  Transportation revenues represent the fulfillment costs incurred for the services provided to customers through third-party carriers and for which we are directly reimbursed.  Other revenues primarily consist of transloading fees, administrative service revenues from our affiliates, mine safety services and products, other coal contract fees and other handling and service fees.  Performance obligations under these contracts are typically satisfied upon transfer of control of the goods or services to our customer which is determined by the contract and could be upon shipment or upon delivery.

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

We also periodically earn revenue from lease bonuses. We recognize lease bonus revenue when we execute a lease of our mineral interests to exploration and production companies. A lease agreement represents our contract with an operator, which is generally an exploration and production company.  The contract will a) generally transfer the rights to any oil or gas discovered, b) grant us a right to a specified royalty interest from the operator, and c) require the operator to commence drilling and complete operations within a specified time period. Control of the minerals transfers to the operator when the lease agreement is executed.  At the time we execute the lease agreement, we expect to receive the lease bonus payment within a reasonable time, though in no case more than one year, such that we do not adjust the expected amount of consideration for the effects of any significant financing component.

As a non-operator, we have limited visibility into the timing of when new wells start producing.  In addition, production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices from our properties are estimated and recorded within the Trade receivables line item in our consolidated balance sheets.  Generally, the difference between our estimates and the actual amounts received for oil & gas royalty revenue are immaterial and recorded in the month that payment is received from the third-party purchaser unless new production information is received prior to the payment allowing us to update the estimate recorded.

Common Unit-Based Compensation—We have the Long-Term Incentive Plan ("LTIP") for certain employees and officers of MGP and its affiliates who perform services for us.  As part of the LTIP, unit awards of non-vested "phantom" or notional units, also referred to as "restricted units", may be granted which upon satisfaction of time and performance based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions of restricted units for designated participants are recommended by Mr. Craft, subject to review and approval of the compensation committee of our general partner ("Compensation Committee").  Vesting of all restricted units outstanding is subject to the satisfaction of certain financial tests.  If it is not probable that the financial tests for a particular grant of restricted units will be met, any previously expensed amounts for that grant are reversed and no future expense will be recognized for that grant.  Assuming the financial tests are expected to be met, grants of restricted units issued to LTIP participants are generally expected to cliff vest on January 1st of the third year following issuance of the grants.  We expect to settle restricted unit grants by delivery of ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  We account for forfeitures of non-vested LTIP restricted unit grants as they occur.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP restricted unit awards, all non-vested restricted units include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with value equal to the cash distributions we make to unitholders during the vesting period.  If it is not probable the financial tests for a particular grant of restricted units will be met, any previously paid DER amounts for that grant are reversed from Partners’ Capital and recorded as compensation expense and any future DERs, for that grant, if any, will be recognized as compensation expense when paid.

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

The fair value of restricted common unit grants under the LTIP, SERP and the Directors' Deferred Compensation Plan are determined on the grant date of the award and recognized as compensation expense on a pro rata basis for LTIP and SERP awards, as appropriate, over the requisite service period. Compensation expense is fully recognized on the grant date for quarterly distributions credited to SERP accounts and Directors' Deferred Compensation Plan awards. The corresponding liability is classified as equity and included in limited partners' capital in the consolidated financial statements (See Note 17 – Compensation Plans).

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

New Accounting Standards Issued and Adopted—In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement ("ASU 2018-13").  ASU 2018-13 amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements including the requirement to disclose the range and weighted average of significant unobservable inputs used to develop certain Level 3 measurements.  These changes are to be applied prospectively for only the most recent interim or annual period presented in the year of adoption.  We adopted ASU 2018-13 on January 1, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").  ASU 2016-13 changes the impairment model for most financial assets and certain other instruments to require the use of a new forward-looking "expected loss" model that generally will result in earlier recognition of allowances for losses.  The new standard provides for the use of a modified retrospective transition method that allows for a cumulative-effect adjustment to retained earnings upon adoption.  The new standard also requires disclosure of significantly more information related to these items.  We adopted ASU 2016-13 on January 1, 2020. Because of the credit profile of our customers, the fact that we do not have a history of credit losses on our financial instruments and the absences of any material expected losses, the adoption of ASU 2016-13 did not have any material impact on our consolidated financial statements.

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

The following table summarizes the final fair value allocation of assets acquired and liabilities assumed as of the AllDale Acquisition Date:

(in thousands)

Cash and cash equivalents	$900
Mineral interests in proved properties	184,032
Mineral interests in unproved properties	291,190
Receivables	9,326
Accounts payable	(1,921)
Net assets acquired	$483,527

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

The amounts of revenue and earnings, exclusive of the acquisition gain, of AllDale I & II included in our consolidated statements of income from the AllDale Acquisition Date through December 31, 2019 are as follows:

Year Ended
December 31,
2019

(in thousands)

Revenue	$48,411
Net income	18,543

The following represents our actual and pro forma consolidated revenues and net income for the year ended December 31, 2018. Pro forma revenues and net income assumes AllDale I & II had been included in our consolidated results since January 1, 2018.  These amounts have been calculated after applying our accounting policies.  Pro forma information is not necessary for the year ended December 31, 2019 as the AllDale Acquisition occurred at the beginning of 2019.  Additionally, our pro forma results have been adjusted to remove the effect of our past equity method investments in AllDale I & II.

Year Ended
December 31,
2018

(in thousands)
Total revenues
As reported	$2,002,857
Pro forma	2,042,545

Net income
As reported	$367,470
Pro forma	358,741

Wing

On August 2, 2019 (the "Wing Acquisition Date"), our subsidiary, AR Midland acquired from Wing approximately 9,000 net royalty acres in the Midland Basin, with exposure to more than 400,000 gross acres, for a cash purchase price of $144.9 million.  The purchase price was funded with cash on hand and borrowings under our Revolving Credit Facility discussed in Note 8 – Long-Term Debt.  The Wing Acquisition enhances our ownership position in the Permian Basin, expands our exposure to industry leading operators and furthers our business strategy to grow our Minerals segment.  Concurrent with the Wing Acquisition, JC Resources LP, an entity owned by Mr. Craft, acquired from Wing, in a separate transaction, mineral interests that we elected not to acquire.

Because the mineral interests acquired in the Wing Acquisition include royalty interests in both producing properties and unproved properties, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Wing Acquisition Date on our consolidated balance sheet. During the year ended December 31, 2020, we recorded adjustments to our mineral interests in proved and unproved properties after receiving additional information regarding proved and unproved reserve quantities, production and projections as of the Wing Acquisition Date.  In addition, we increased our receivables by $0.3 million as a result of information received from operators concerning royalty payments owed to us from production that occurred prior to the Wing Acquisition Date.

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

The amounts of revenue and earnings from the mineral interests acquired in the Wing Acquisition included in our consolidated statements of income from the Wing Acquisition Date through December 31, 2019 are as follows:

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

During the year ended December 31, 2020, we recorded $25.0 million of non-cash asset impairment charges in our Illinois Basin segment due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment at our idled operations and greenfield coal reserves as a result of weakened coal market conditions.

During the year ended December 31, 2019, we recorded an asset impairment charge of $15.2 million in our Illinois Basin segment due to the cessation of coal production at our Dotiki mine, effective August 16, 2019, in an effort to focus on maximizing production at our lower-cost mines in the segment. We adjusted the carrying value of Dotiki's assets from $35.9 million to its fair value of $25.8 million and accrued $5.1 million with respect to scheduled payments to WKY CoalPlay for leased coal reserves from which we may not receive future economic benefit.  See Note 12 – Variable Interest Entities for more information about WKY CoalPlay.

During the year ended December 31, 2018, due to the reduction of Dotiki’s economic mine life, we recorded a $34.3 million impairment charge when we adjusted the carrying value of Dotiki's assets from $85.3 million to its fair value of $51.0 million.  We also had a decrease in the fair value of an option entitling us to lease certain coal reserves, which resulted in an impairment charge of $6.2 million.  Both of these impairment charges were incurred in our Illinois Basin segment.

The fair values of the impaired assets were determined using a combination of market and income approaches, both of which represent Level 3 fair value measurements under the fair value hierarchy. The fair value analysis used assumptions of marketability of certain assets as well as discounted cash flows over the remaining life of the assets.

With the uncertainty related to energy demand as a result of weak electricity demand and an oversupply and lack of storage for oil and natural gas during the quarter ended March 31, 2020 (the "First Quarter"), both due in part to the COVID-19 pandemic and other market and production factors impacting both our coal mining operations and our mineral interests activities, we performed recoverability tests during the First Quarter using undiscounted cash flows based on our estimate of sales volume and prices, operating margins and capital expenditures from information available to us and determined we would be able to recover the costs of our assets, excluding the impaired assets discussed above.  Amid cost reduction efforts, increased customer commitments for coal, a modest recovery in commodity futures prices and increased clarity into production levels by operators of our oil & gas mineral interests during the year, we determined impairment of our long-lived assets subsequent to the First Quarter was not necessary.  The cash flow estimates used in our impairment assessments, by their very nature, are dependent on conditions that could materially change in future periods based on new information.  If in future periods changes to these estimates were to materially reduce our expected cash flows, additional impairments could be necessary.

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

We estimated the fair value of the Hamilton reporting unit using an income approach utilizing a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, forward coal prices, operating expenses, capital expenditures and a weighted average cost of capital.  Our forecasts of future cash flows considered market conditions at the time of the assessment and our estimate of the mine's performance in future years based on the information available to us. Key assumptions used in our valuation are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The fair value of the Hamilton reporting unit was determined to be below its carrying amount (including goodwill) by more than the recorded balance of goodwill associated with the reporting unit.  Accordingly, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill allocated to the Hamilton reporting unit.  This impairment charge reduced our consolidated goodwill balance to $4.4 million.  During the First Quarter and as part of our annual impairment evaluation on November 30, 2020, we also performed tests on ARLP's remaining goodwill balances not associated with Hamilton and concluded no impairment was necessary for our other reporting units.

6.	INVENTORIES

Inventories consist of the following:

	December 31,
	2020	2019

	(in thousands)

Coal	$19,756	$63,645
Supplies (net of reserve for obsolescence of $5,547 and $5,555, respectively)	36,651	37,660
Total inventories, net	$56,407	$101,305

For the year ended December 31, 2020, we recorded lower of cost or net realizable value adjustments of $3.2 million to our coal inventories as a result of lower coal sale prices and higher cost per ton due to the impact of lower production on our fixed costs per ton in addition to the impact of challenging market conditions on our production levels.  The lower of cost or net realizable value adjustments reflect the impacts of the challenging market conditions and were primarily attributable to the Mettiki and Hamilton mining complexes.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for inventories.

7.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2020	2019

	(in thousands)

Mining equipment and processing facilities	$1,896,324	$1,937,642
Land and coal mineral rights	454,310	453,237
Oil & gas mineral interests (1)	616,904	618,282
Buildings, office equipment and improvements	279,938	304,111
Construction and mine development in progress	25,799	86,876
Mine development costs	280,815	283,860
Property, plant and equipment, at cost	3,554,090	3,684,008
Less accumulated depreciation, depletion and amortization	(1,753,845)	(1,675,022)
Total property, plant and equipment, net	$1,800,245	$2,008,986
(1)	Oil & gas mineral interests acquired in the AllDale and Wing Acquisitions. See Note 3 – Acquisitions for more information.

At December 31, 2020 and 2019, land and coal mineral rights above include $37.5 million and $40.1 million, respectively, of carrying value associated with coal reserves attributable to properties where we or a third party to which we lease reserves are not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves are not currently being depleted.  We believe that the carrying value of these coal reserves will be recovered.

At December 31, 2020 and 2019, our oil & gas mineral interests noted in the table above includes the carrying value of our unproved oil & gas mineral interests totaling $340.5 million and $376.2 million, respectively.  As discussed in Note 2 – Summary of Significant Accounting Policies, we generally do not record depletion expense for our unproved oil & gas mineral interests; however, we do review for impairment as needed throughout the year.

During 2020 and 2019, we incurred $13.1 million and $13.2 million, respectively, in mine development costs, primarily related to the development of our Excel Mine No. 5 at our MC Mining complex.  All past capitalized mine development costs are associated with other mines that shifted to the production phase in past years and we are amortizing these costs accordingly.  We believe that the carrying value of the past development costs will be recovered.  For information regarding long-lived asset impairments please see Note 4 – Long-Lived Asset Impairments.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for property, plant and equipment.

8.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	December 31,		December 31,
	2020	2019	2020	2019

	(in thousands)
Revolving credit facility	$87,500	$255,000	$(7,196)	$(3,050)
Senior notes	400,000	400,000	(3,964)	(4,879)
Securitization facility	55,900	73,800	—	—
May 2019 equipment financing	4,956	8,199	—	—
November 2019 equipment financing	42,367	52,281	—	—
June 2020 equipment financing	13,057	—	—	—
	603,780	789,280	(11,160)	(7,929)
Less current maturities	(73,199)	(13,157)	—	—
Total long-term debt	$530,581	$776,123	$(11,160)	$(7,929)

Credit Facility.  On March 9, 2020, our Intermediate Partnership entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $537.75 million revolving credit facility, reducing to $459.5 million on May 23, 2021, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), with a termination date of March 9, 2024.  The Credit Facility replaced the $494.75 million revolving credit facility extended to the Intermediate Partnership under its Fourth Amended and Restated Credit Agreement, dated as of January 27, 2017, by various banks and other lenders that would have expired on May 23, 2021.  Concurrently with the entry into the Credit Agreement, we reorganized the entities holding our oil & gas interests such that Alliance Royalty, LLC became a direct wholly owned subsidiary of Alliance Minerals.  We incurred debt issuance costs in 2020 of $6.3 million in connection with the Credit Agreement. These debt issuance costs are deferred and amortized as a component of interest expense over the term of the Revolving Credit Facility.

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all of the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas minerals assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 3.01% as of December 31, 2020.  At December 31, 2020, we had $21.8 million of letters of credit outstanding with $428.5 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.53 to 1.0, 8.45 to 1.0 and 0.52 to 1.0, respectively, for the trailing twelve months ended December 31, 2020.  We remained in compliance with the covenants of the Credit Agreement as of December 31, 2020 and anticipate remaining in compliance with the covenants.

Net restricted assets, as defined by the Securities and Exchange Commission, refers to the amount of our consolidated subsidiaries’ net assets for which the ability to transfer funds to ARLP in the form of cash dividends, loans, advances, or transfers is restricted.  As a result of the restrictions contained in the Credit Agreement and our current compliance ratios, the amount of our net restricted assets at December 31, 2020, was $240.8 million.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2021, we extended the term of the Securitization Facility to January 2022 and reduced the borrowing availability under the facility to $60.0 million.  The Securitization Facility was previously scheduled to mature in January 2021.  At December 31, 2020, we had a $55.9 million outstanding balance under the Securitization Facility.

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

November 2019 Equipment Financing.  On November 6, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $53.1 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "November 2019 Equipment Financing").  The November 2019 Equipment Financing contains customary terms and events of default and an implicit interest rate of 4.75%, providing for a four year term with forty-seven monthly payments of $1.0 million and a balloon payment of $11.6 million upon maturity on November 6, 2023.  Upon maturity, the equipment will revert back to the Intermediate Partnership.

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

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At December 31, 2020, we had $5.0 million in letters of credit outstanding under this agreement.

Aggregate maturities of long-term debt are payable as follows:

Year Ended
December 31,	(in thousands)
2021	$73,199
2022	16,071
2023	24,970
2024	89,540
2025	400,000
$603,780

9.LEASES

The components of lease expense were as follows:

	December 31,
	2020	2019

	(in thousands)

Finance lease cost:		$
Amortization of right-of-use assets	$704		14,608
Interest on lease liabilities	377		2,085
Operating lease cost	3,873		9,169
Short-term lease cost	84		464
Variable lease cost	1,375		1,360
Total lease cost	$6,413		$27,686

Rental expense was $5.2 million, $11.0 million and $14.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Supplemental cash flow information related to leases was as follows:

	December 31,
	2020	2019

	(in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,870	9,124
Operating cash flows for finance leases	$377	891
Financing cash flows for finance leases	$8,368	46,725

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$278	25,593

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019

	(in thousands)
Finance leases:
Property and equipment finance lease assets, gross	$5,485	$30,610
Accumulated depreciation	(3,867)	(20,564)
Property and equipment finance lease assets, net	$1,618	$10,046

December 31,
	2020	2019
Weighted average remaining lease term
Operating leases	13.4 years	13.1 years
Finance leases	3.9 years	1.6 years

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	8.0%	6.0%

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Operating leases	Finance leases

	(in thousands)

2021	$2,346	$912
2022	2,245	912
2023	2,061	139
2024	1,841	139
2025	1,527	139
Thereafter	11,838	280
Total lease payments	21,858	2,521
Less imputed interest	(6,926)	(297)
Total	$14,932	$2,224

10.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$518,317	$—	$—	$736,206	$—
Total	$—	$518,317	$—	$—	$736,206	$—

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

11.PARTNERS' CAPITAL

Distributions

Our available cash that is not used for unit repurchases may, at the discretion of our general partner, be distributed within 45 days after the end of each quarter to unitholders of record.  Available cash is generally defined in the partnership agreement as all cash and cash equivalents on hand at the end of each quarter less reserves established by MGP in its reasonable discretion for future cash requirements.  These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions.  The following table summarizes the quarterly per unit distribution paid during each quarter of 2018 through 2020:

	Year Ended December 31,
	2020	2019	2018
First Quarter	$0.400	$0.530	$0.510
Second Quarter	$—	$0.535	$0.515
Third Quarter	$—	$0.540	$0.520
Fourth Quarter	$—	$0.540	$0.525

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

Unit Repurchase Program

In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the year ended December 31, 2020.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.

Affiliated Entity Contributions

An affiliated entity controlled by Mr. Craft made a capital contribution of $2.1 million during the year ended December 31, 2018 for the purpose of funding certain general and administrative expenses.  On June 29, 2018, the members of this affiliated entity contributed 467,018 ARLP common units for similar purposes.

Other

The noncontrolling interest in our consolidated balance sheets represents Bluegrass Minerals' ownership interest in Cavalier Minerals.   Our accumulated other comprehensive loss consists of unrecognized actuarial gains and losses as well as unrecognized prior service costs related to our pension and pneumoconiosis benefits.   See Note 12 – Variable Interest Entities, Note 16 –Employee Benefit Plans and Note 20 – Accrued Workers' Compensation and Pneumoconiosis Benefits for further information.

12.VARIABLE INTEREST ENTITIES

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

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	89,380	3,723

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

AllDale III

In February 2017, Alliance Minerals committed to directly invest $30.0 million in AllDale III which was created for similar investment purposes as AllDale I & II.  Alliance Minerals completed funding of this commitment in 2018. Alliance Minerals' limited partner interest in AllDale III at December 31, 2020 was 13.9%.

The AllDale III Partnership Agreement includes a 25% profits interest for the general partner, subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 "catch-up" provision for the general partner.

Since AllDale III is structured as a limited partnership with the limited partners 1) not having the ability to remove the general partner and 2) not participating significantly in the operational decisions, we concluded that AllDale III is a VIE.  We are not the primary beneficiary of AllDale III as we do not have the power to direct the activities that most significantly impact AllDale III's economic performance.  We account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  See Note 13 – Investments for more information.

WKY CoalPlay

On November 17, 2014, SGP Land, LLC ("SGP Land"), a wholly owned subsidiary of SGP, and two limited liability companies ("Craft Companies") owned by irrevocable trusts established by Mr. Craft and his children entered into a limited liability company agreement to form WKY CoalPlay, LLC ("WKY CoalPlay").  WKY CoalPlay was formed, in part, to purchase and lease coal reserves.  WKY CoalPlay is managed by one of the Craft Companies.  In December 2014 and February 2015, we entered into various coal reserve leases with WKY CoalPlay.  See Note 21 – Related-Party Transactions for further information on our lease terms with WKY CoalPlay.

We concluded that WKY CoalPlay was a VIE because of our ability to exercise options to acquire reserves under lease with WKY CoalPlay (Note 21 – Related-Party Transactions), which was not within the control of the equity holders and, if it had occurred, could potentially limit the expected residual return to the owners of WKY CoalPlay.  We hold no economic or governance rights related to WKY CoalPlay and our options did not give us any rights to impact WKY CoalPlay's economic performance.  We therefore concluded that we were not the primary beneficiary of WKY CoalPlay.  These options expired in December 2020 and February 2021.  Upon the expiration of these options, WKY CoalPlay ceased to be a VIE.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for variable interest entities.

13.INVESTMENTS

AllDale III

As discussed in Note 12 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Beginning balance	$28,529	$28,974	$14,182
Contributions	—	—	15,600
Equity method investment income	907	2,203	547
Distributions received	(1,895)	(2,648)	(1,355)
Other	(273)	—	—
Ending balance	$27,268	$28,529	$28,974

As discussed in Note 4 – Long-Lived Asset Impairments, there was uncertainty related to energy demand in the First Quarter as a result of weak electricity demand and an oversupply and lack of storage for oil and natural gas, both due in part to the COVID-19 pandemic and other market and production factors, which could have impacted our investment in AllDale III.  As a result, as part of our First Quarter impairment assessment, we compared the fair value of our investment to its carrying value and concluded that the fair value exceeded the carrying value and no impairment in our investment was necessary.  In our subsequent impairment assessments, amid a modest recovery in commodity futures prices and increased clarity into production levels by operators during the year, we again compared the fair value of our investment to its carrying value and concluded no impairment was necessary.  To calculate the fair value of the investment we used an income approach utilizing a discounted cash flow model based on our estimate of both production, prices and expenses from information available to us.  Key assumptions used in our valuation are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The cash flow estimates used in our assessments, by their very nature, are dependent on conditions that could materially change in future periods based on new information.  If in future periods changes to these estimates were to materially reduce our expected cash flows, an impairment of our investment could be necessary.

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

14.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 24 – Segment Information.

	Illinois			Other and
	Basin	Appalachia	Minerals	Corporate	Elimination	Consolidated

	(in thousands)
Year Ended December 31, 2020

Coal sales	$755,208	$477,064	$—	$—	$—	$1,232,272
Oil & gas royalties	—	—	42,912	—	—	42,912
Transportation revenues	12,817	8,312	—	—	—	21,129
Other revenues	2,026	14,954	229	25,124	(10,517)	31,816
Total revenues	$770,051	$500,330	$43,141	$25,124	$(10,517)	$1,328,129

Year Ended December 31, 2019

Coal sales	$1,128,588	$628,406	$—	$22,138	$(16,690)	$1,762,442
Oil & gas royalties	—	—	51,735	—	—	51,735
Transportation revenues	94,686	4,817	—	—	—	99,503
Other revenues	13,034	11,166	1,301	34,712	(12,173)	48,040
Total revenues	$1,236,308	$644,389	$53,036	$56,850	$(28,863)	$1,961,720

Year Ended December 31, 2018

Coal sales	$1,197,143	$635,530	$—	$43,393	$(31,258)	$1,844,808
Transportation revenues	106,947	5,435	—	3	—	112,385
Other revenues	16,999	3,000	—	38,096	(12,431)	45,664
Total revenues	$1,321,089	$643,965	$—	$81,492	$(43,689)	$2,002,857

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2020 and disaggregated by segment and contract duration.

				2024 and
	2021	2022	2023	Thereafter	Total

	(in thousands)

Illinois Basin coal revenues	$653,208	$253,654	$187,570	$140,750	$1,235,182
Appalachia coal revenues	318,984	95,471	—	—	414,455
Total coal revenues (1)	$972,192	$349,125	$187,570	$140,750	$1,649,637

(1) Coal revenues generally consists of consolidated revenues excluding our Minerals segment.

15.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit ("EPU").  Subsequent to the Simplification Transactions, net income attributable to ARLP is only allocated to limited partners and participating securities under deferred compensation plans.  Net losses attributable to ARLP are allocated to limited partners but not to participating securities.  Prior to the Simplification Transactions, net income attributable to ARLP was allocated to our general partner, limited partners and participating securities under deferred compensation plans in accordance with their respective partnership ownership percentages.  As a result of the Simplification Transactions, MGP no longer holds economic interests in the Intermediate Partnership or Alliance Coal.  We currently do not make distributions or allocate income and losses to MGP in our calculation of EPU.  Please see Note 1 – Organization and Presentation for more information on the Simplification Transactions.

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

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except per unit data)
Net income (loss) attributable to ARLP	$(129,220)	$399,414	$366,604
Adjustment:
General partner's equity ownership (1)	—	—	(1,560)

Limited partners' interest in net income (loss) attributable to ARLP	(129,220)	399,414	365,044

Less:
Distributions to participating securities	—	(4,254)	(5,114)
Undistributed earnings attributable to participating securities	—	(2,237)	(1,641)

Net income (loss) attributable to ARLP available to limited partners	$(129,220)	$392,923	$358,289

Weighted-average limited partner units outstanding – basic and diluted	127,165	128,117	130,758

Earnings per limited partner unit - basic and diluted (2)	$(1.02)	$3.07	$2.74
(1)	Amounts presented for periods subsequent to the first quarter of 2018 reflect the impact of the Simplification Transactions, which ended net income allocations and quarterly cash distributions to MGP after May 31, 2018. Prior to the Simplification Transactions, MGP maintained a 1.0001% general partner interest in the Intermediate Partnership and a 0.001% managing member interest in Alliance Coal and thus received quarterly distributions and income and loss allocations during this time period.
(2)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the years ended December 31, 2020, 2019 and 2018, the combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 773,664, 1,284,013 and 1,658,908, respectively, were considered anti-dilutive under the treasury stock method.

16.EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Eligible employees currently participate in a defined contribution profit sharing and savings plan ("PSSP") that we sponsor.  The PSSP covers all regular full-time employees.  PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We make matching contributions based on a percent of an employee's eligible compensation and also make an additional non-matching contribution.  Our contribution expense for the PSSP was approximately $16.1 million, $21.1 million and $19.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2020 and 2019 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements:

	December 31,
	2020	2019

	(dollars in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$136,425	$118,958
Interest cost	4,185	4,864
Actuarial loss	12,396	17,084
Benefits paid	(5,072)	(4,481)
Benefit obligations at end of year	147,934	136,425

Change in plan assets:
Fair value of plan assets at beginning of year	91,567	75,823
Employer contribution	1,739	5,559
Actual return on plan assets	12,735	14,666
Benefits paid	(5,072)	(4,481)
Fair value of plan assets at end of year	100,969	91,567
Funded status at the end of year	$(46,965)	$(44,858)

Amounts recognized in balance sheet:
Non-current liability	$(46,965)	$(44,858)

Amounts recognized in accumulated other comprehensive income consists of:
Prior service cost	$(754)	$(940)
Net actuarial loss	(46,519)	(45,125)
	$(47,273)	$(46,065)

Weighted-average assumption to determine benefit obligations as of December 31,
Discount rate	2.37%	3.15%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	3.15%	4.17%
Expected return on plan assets	6.50%	6.50%

The actuarial loss components of the change in benefit obligations in 2020 and 2019 were primarily attributable to decreases in the discount rate compared to the prior year-end, offset in part by updated mortality tables.

The expected long-term rate of return used to determine our pension liability is based on a 1.5% active management premium in addition to an asset allocation assumption of:

Asset allocation
As of December 31, 2020	assumption
Equity securities	62%
Fixed income securities	33%
Real estate	5%
100%

The actual return on plan assets was 14.2% and 19.2% for the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Components of net periodic benefit cost:
Interest cost	$4,185	$4,864	$4,462
Expected return on plan assets	(5,861)	(4,932)	(5,784)
Amortization of prior service cost	186	186	186
Amortization of net loss	4,128	3,922	3,608
Net periodic benefit cost (1)	$2,638	$4,040	$2,472
(1)	Nonservice components of net periodic benefit cost are included in the Other income (expense) line item within our consolidated statements of income.

	Year Ended December 31,
	2020	2019

	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive loss:
Net actuarial loss	$(5,522)	$(7,350)
Reversal of amortization item:
Prior service cost	186	186
Net actuarial loss	4,128	3,922
Total recognized in accumulated other comprehensive loss	(1,208)	(3,242)
Net periodic benefit cost	(2,638)	(4,040)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(3,846)	$(7,282)

Estimated future benefit payments as of December 31, 2020 are as follows:

Year Ended
December 31,	(in thousands)

2021	$5,629
2022	5,954
2023	6,269
2024	6,488
2025	6,620
2026-2030	34,674
$65,634

We expect to contribute $6.5 million to the Pension Plan in 2021.

The Compensation Committee has appointed an investment manager with full investment authority with respect to Pension Plan investments subject to investment guidelines and compliance with ERISA or other applicable laws.  The investment manager employs a series of asset allocation strategy phases to glide the portfolio risk commensurate with both plan characteristics and market conditions.  The objective of the allocation policy is to reach and maintain fully funded status.  The total portfolio allocation will be adjusted as the funded ratio of the Pension Plan changes and market conditions warrant.  The target allocation includes investments in equity and fixed income commingled investment funds.  Total account performance is reviewed at least annually, using a dynamic benchmark approach to track investment performance.  General asset allocation guidelines at December 31, 2020 are as follows:

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

The following information discloses the fair values of our Pension Plan assets by asset category:

	December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents (a)	$3,888	$2,958

Commingled investment funds measured at net asset value (b):
Equities - Global	17,549	10,028
Equities - United States	31,835	26,812
Equities - United States futures	(2,616)	—
Equities - International developed markets	8,920	10,528
Equities - International developed markets futures	(4,921)	—
Equities - International emerging markets	6,600	8,410
Equities - International emerging markets futures	(975)	—
Fixed income - Investment grade	25,703	26,186
Fixed income - High yield	10,056	—
Fixed income - Emerging markets	2,664	—
Fixed income - Futures	(1,265)	—
Real estate	3,531	4,355
Other	—	2,290
Total	$100,969	$91,567
(a)	Cash and cash equivalents represents a Level 1 fair value measurement. See Note 2 – Summary of Significant Accounting Policies – Fair Value Measurements for more information regarding the definitions of fair value hierarchy levels.
(b)	Investments measured at fair value using the net asset value per share (or its equivalent) have not been classified within the fair value hierarchy. The fair values of all commingled investment funds are determined based on the net asset values per unit of each of the funds. The net asset values per unit represent the aggregate value of the fund's assets at fair value less liabilities, divided by the number of units outstanding.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for pension benefits.

17.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

We maintain the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  As part of our LTIP, unit awards of non-vested "phantom" or notional units, also referred to as "restricted units", may be granted which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Annual grant levels and vesting provisions of restricted units for designated participants are recommended by Mr. Craft, subject to review and approval of the Compensation Committee.  Vesting of all restricted units outstanding is subject to the satisfaction of certain financial tests.  If it is not probable the financial tests for a particular grant of restricted units will be met, any previously expensed amounts for that grant are reversed and no future expense will be recognized for that grant.  Assuming the financial tests are met, grants of restricted units issued to LTIP participants are generally expected to cliff vest on January 1st of the third year following issuance of the grants.  We expect to settle restricted unit grants by delivery of ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  We account for forfeitures of non-vested LTIP restricted unit grants as they occur.  As provided under the DERs provisions of the LTIP and the terms of the LTIP restricted unit awards, all non-vested restricted units include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with value equal to the cash distributions we make to unitholders during the vesting period. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously paid DER amounts for that grant are reversed from Partners’ Capital and recorded as compensation expense and any future DERs, for that grant, if any, will be recognized as compensation expense when paid.

A summary of non-vested LTIP grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2018	1,694,026	$19.62	$33,372
Granted	511,305	20.40
Vested (1)	(331,502)	34.61
Forfeited	(45,749)	17.40
Non-vested grants at December 31, 2018	1,828,080	17.18	31,699
Granted	682,155	18.63
Vested (1)	(885,381)	12.38
Forfeited	(21,476)	20.84
Non-vested grants at December 31, 2019	1,603,378	20.39	17,349
Granted (2)	1,430,489	5.02
Vested (3)	(919,524)	21.70
Grants canceled (4)	(675,302)	18.62
Forfeited	(8,552)	20.16
Non-vested grants at December 31, 2020	1,430,489	5.02	6,409
(1)	During the years ended December 31, 2019 and 2018, we issued 596,650 and 191,858, respectively, unrestricted common units to LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.
(2)	In December 2020, we modified the vesting requirements for certain restricted units that we granted in February 2020 which were determined to be improbable of vesting under the original vesting requirements (the "2020 Grants"). The new vesting requirements make it probable the modified restricted units will vest. Also in December 2020, an additional 578,114 restricted units under these modified vesting requirements were granted. The grant date fair value reflects the modification date fair value for those awards that were modified.
(3)	In February 2020, we issued 279,622 unrestricted common units to LTIP participants as a result of satisfying the vesting requirements for 424,486 restricted units that were granted in 2017. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants. In December 2020, we accelerated the vesting requirements for 495,038 restricted units that were granted in 2018 (the "2018 Grants") and settled these restricted units in cash.
(4)	In December 2020, 675,302 restricted units that were granted in 2019 (the "2019 Grants") were canceled since it was determined that the vesting requirements for these restricted units were not probable of being satisfied.

For the years ended December 31, 2020, 2019 and 2018, our LTIP expense for grants of restricted units was $8.1 million, $10.4 million and $10.8 million, respectively.  LTIP expense for grants of restricted units for the year ended December 31, 2020 includes the impact of the reversal of the 2019 Grants, the modification of the 2020 Grants and incremental compensation cost associated with the cash settlement of the 2018 Grants.  The cash settlement of the 2018

Grants was the first time we have settled restricted units in cash and we currently do not expect to do so again in the future.  The cash settlement of the 2018 Grants resulted in $5.4 million in incremental compensation cost.  The 2019 Grants were determined to be not probable of vesting therefore $4.8 million of cumulative previously recognized expense was reversed in 2020, offset in part by related DERs for the 2019 Grants previously recorded to equity and then expensed in 2020.  The 2020 Grants were determined to be improbable of vesting therefore the Compensation Committee modified the awards to change the vesting requirement, which made the grants probable of vesting, and granted additional restricted units under these modified vesting requirements as previously discussed.  As a result, the grant date fair value of the modified awards was changed to reflect the modification date fair value of the awards resulting in a net reduction in LTIP expense of $1.0 million for the year ended, December 31, 2020.

The total obligation associated with LTIP grants of restricted units as of December 31, 2020 and 2019 was $1.3 million and $20.2 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets.  As of December 31, 2020, there was $5.8 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 2.0 years.

Approximately 1.7 million units remain available under the LTIP for issuance in the future, assuming all grants currently issued and outstanding are settled with common units, without reduction for tax withholding, no future forfeitures occur and DERs are paid in cash versus additional phantom units.

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

A summary of SERP and Directors' Deferred Compensation Plan activity is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2018	561,784	$28.64	$11,067
Granted	84,417	18.78
Issued (1)	(10,364)	27.92
Phantom units outstanding as of December 31, 2018	635,837	27.34	11,025
Granted	111,012	14.50
Issued (1)	(115,484)	25.20
Phantom units outstanding as of December 31, 2019	631,365	25.48	6,831
Granted	129,265	5.25
Phantom units outstanding as of December 31, 2020	760,630	22.04	3,408
(1)	During the years ended December 31, 2019 and 2018, we issued ARLP common units of 115,484 and 7,181, respectively, to participants under the SERP and Directors' Deferred Compensation Plan. Units issued in 2018 were net of units settled in cash to satisfy tax withholding obligations.

Total SERP and Directors' Deferred Compensation Plan expense was $0.7 million, $1.6 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.  As of December 31, 2020 and 2019, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $16.8 million and $16.1 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for unit-based compensation.

18.SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cash Paid For:
Interest	$44,226	$43,093	$38,450
Income taxes	$12	$—	$34

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$5,731	$14,504	$14,585
Right-of-use assets acquired by operating lease	$278	25,593	—
Market value of common units issued under deferred compensation plans before tax withholding requirements	$3,837	$17,415	$6,142

19.ASSET RETIREMENT OBLIGATIONS

The majority of our operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations require, among other things, restoration of property in accordance with specified standards and an approved reclamation plan.

The following table presents the activity affecting the asset retirement and mine closing liability:

	Year Ended December 31,
	2020	2019

	(in thousands)

Beginning balance	$137,514	$137,114
Accretion expense	4,033	4,087
Payments	(1,769)	(2,948)
Allocation of liability associated with acquisitions, mine development and change in assumptions	(11,880)	(739)
Ending balance	$127,898	$137,514

For the year ended December 31, 2020, the allocation of liability associated with acquisition, mine development and change in assumptions was a net decrease of $11.9 million.  This net decrease was attributable to lower cost assumptions and completion of certain reclamation obligations across all operations, permit modifications and extension of projected mine life estimates at certain mines, partially offset by acquisition of property with existing reclamation liabilities.

For the year ended December 31, 2019, the allocation of liability associated with acquisition, mine development and change in assumptions was immaterial.

The impact of discounting our estimated cash flows resulted in reducing the accrual for asset retirement obligations by $102.1 million and $102.9 million at December 31, 2020 and 2019, respectively. Estimated payments of asset retirement obligations as of December 31, 2020 are as follows:

Year Ended
December 31,	(in thousands)

2021	$6,411
2022	2,723
2023	2,570
2024	3,317
2025	4,601
Thereafter	210,330
Aggregate undiscounted asset retirement obligations	229,952
Effect of discounting	(102,054)
Total asset retirement obligations	127,898
Less: current portion	(6,411)
Non-current asset retirement obligations	$121,487

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and are typically renewable on a yearly basis.  As of December 31, 2020 and 2019, we had approximately $171.1 million and $181.6 million, respectively, in surety bonds outstanding to secure the performance of our reclamation obligations.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for asset retirement obligations.

20.ACCRUED WORKERS' COMPENSATION AND PNEUMOCONIOSIS BENEFITS

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

The following is a reconciliation of the changes in workers' compensation liability (including current and long-term liability balances):

	December 31,
	2020	2019

	(in thousands)
Beginning balance	$53,384	$49,539
Accruals increase	5,146	7,162
Payments	(8,482)	(11,320)
Interest accretion	1,278	1,606
Valuation loss	3,413	6,397
Ending balance	$54,739	$53,384

The discount rate used to calculate the estimated present value of future obligations for workers' compensation was 1.95% and 2.81% at December 31, 2020 and 2019, respectively.

The valuation losses in both 2020 and 2019 were primarily attributable to a decrease in the discount rate used to calculate the estimated present value of future obligations as well as unfavorable changes in claims development in their respective years.

As of December 31, 2020 and 2019, we had $95.2 million and $90.2 million, respectively, in surety bonds and letters of credit outstanding to secure workers' compensation obligations.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for the particular claim year have been met.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of December 31, 2020 and 2019 are $7.1 million and $7.7 million, respectively. Our receivables are included in Other long-term assets on our consolidated balance sheets.

The following is a reconciliation of the changes in pneumoconiosis benefit obligations:

	December 31,
	2020	2019

	(in thousands)

Benefit obligations at beginning of year	$97,683	$72,095
Service cost	3,526	2,593
Interest cost	2,998	3,044
Actuarial (gain) loss	7,787	23,298
Benefits and expenses paid	(3,498)	(3,347)
Benefit obligations at end of year	$108,496	$97,683

The following is a reconciliation of the changes in the pneumoconiosis benefit obligation recognized in accumulated other comprehensive loss:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)

Net actuarial gain (loss)	$(7,787)	$(23,298)	$4,599
Reversal of amortization item:
Net actuarial (gain) loss	(686)	(4,582)	2
Total recognized in accumulated other comprehensive loss	$(8,473)	$(27,880)	$4,601

The discount rate used to calculate the estimated present value of future obligations for pneumoconiosis benefits was 2.38%, 3.12% and 4.13% at December 31, 2020, 2019 and 2018, respectively.

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Amount recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$40,399	$31,927	$4,047

The actuarial loss component of the change in benefit obligations in 2020 was primarily attributable to a) a decrease in the discount rate used to calculate the estimated present value of the future obligations and b) an increase in the assumptions regarding future medical benefits and legal expenses. These components were partially offset in part by favorable demographic changes in the at-risk population.  The actuarial loss component of the change in benefit obligations in 2019 was primarily attributable to a) a decrease in the discount rate used to calculate the estimated present value of the future obligations and b) an increase in Federal and State benefit levels. These components were offset in part by favorable demographic changes in the at-risk population.

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for pneumoconiosis and workers' compensation benefits:

	December 31,
	2020	2019

	(in thousands)

Workers’ compensation claims	$54,739	$53,384
Pneumoconiosis benefit claims	108,496	97,683
Total obligations	163,235	151,067
Less current portion	(10,646)	(11,175)
Non-current obligations	$152,589	$139,892

Both the pneumoconiosis benefit and workers' compensation obligations were unfunded at December 31, 2020 and 2019.

The pneumoconiosis benefit and workers' compensation expense consists of the following components:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Black lung benefits:
Service cost	$3,526	$2,593	$2,525
Interest cost (1)	2,998	3,044	2,542
Net amortization (1)	(686)	(4,582)	2
Total pneumoconiosis expense	5,838	1,055	5,069
Workers' compensation expense	12,305	17,541	11,270
Net periodic benefit cost	$18,143	$18,596	$16,339

________________________________________

(1)	Interest cost and net amortization is included in the Other income (expense) line item within our consolidated statements of income (see Note 2 – Summary of Significant Accounting Policies).

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for workers' compensation and pneumoconiosis benefits.

21.RELATED-PARTY TRANSACTIONS

We have continuing related-party transactions with MGP and its affiliates.  The Board of Directors and its conflicts committee ("Conflicts Committee") review our related-party transactions that involve a potential conflict of interest between our general partner or its affiliates and ARLP or its subsidiaries or any other partner of ARLP to determine that such transactions are fair and reasonable to ARLP.  As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to ARLP.

Affiliate Coal Lease Agreements

The following table summarizes advanced royalties outstanding and related payments and recoupments under our affiliate coal lease agreements:

		WKY CoalPlay
		Towhead	Webster	Henderson	WKY
	SGP/Craft Foundations	Coal	Coal	Coal	CoalPlay
		Henderson			Henderson
	Tunnel	& Union	Webster	Henderson	& Union
	Ridge	Counties, KY	County, KY	County, KY	Counties, KY	Total
	Acquired	Acquired	Acquired	Acquired	Acquired
	2005	December 2014	December 2014	December 2014	February 2015
	(in thousands)
As of January 1, 2018	$3,000	$10,684	$5,356	$7,566	$6,387	$32,993
Payments	—	3,597	2,570	2,520	2,131	10,818
Recoupment	(3,000)	(204)	(31)	—	(36)	(3,271)
Unrecoupable	—	—	(7,895)	—	—	(7,895)
As of December 31, 2018	—	14,077	—	10,086	8,482	32,645
Payments	4,500	3,597	2,568	2,521	2,131	15,317
Recoupment	(3,000)	(1,071)	—	—	(107)	(4,178)
Unrecoupable	—	—	(2,568)	—	—	(2,568)
As of December 31, 2019	1,500	16,603	—	12,607	10,506	41,216
Payments	3,000	3,597	2,568	2,522	2,132	13,819
Recoupment	(3,000)	(1,022)	—	—	(56)	(4,078)
Unrecoupable	—	—	(2,568)	—	—	(2,568)
As of December 31, 2020	$1,500	$19,178	$—	$15,129	$12,582	$48,389

SGP/Craft Foundations—In January 2005, we acquired Tunnel Ridge from ARH.  In connection with this acquisition, we assumed a coal lease with SGP.  Under the terms of the lease, Tunnel Ridge is required to pay an annual minimum royalty of $3.0 million.  The lease expires the earlier of January 1, 2033 or upon the exhaustion of the mineable and merchantable leased coal.  Tunnel Ridge incurred $6.1 million, $7.2 million and $6.0 million in earned royalties in 2020, 2019 and 2018 respectively.  As of January 1, 2019 the property subject to this lease is owned by the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation, an undivided one-half interest each (the "Craft Foundations").

WKY CoalPlay—In February 2015, WKY CoalPlay entered into a coal lease agreement with Alliance Resource Properties, LLC ("Alliance Resource Properties") regarding coal reserves located in Henderson and Union Counties, Kentucky. The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.1 million. All annual minimum royalty payments are recoupable from future earned royalties. Alliance Resource Properties also was granted an option to acquire the leased reserves at any time during a three-year period beginning in February 2018 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these reserves taking into account payments previously made under the lease (See Note 12 – Variable Interest Entities).

In December 2014, WKY CoalPlay's subsidiaries, Towhead Coal Reserves, LLC and Henderson Coal Reserves, LLC entered into coal lease agreements with Alliance Resource Properties.  The leases have initial terms of 20 years and provide for earned royalty payments of 4.0% of the coal sales price to both and annual minimum royalty payments of $3.6 million and $2.5 million, respectively.  All annual minimum royalty payments for each agreement are recoupable from future earned royalties related to their respective agreements.  Each agreement granted Alliance Resource Properties an option to acquire the leased reserves at any time during a three-year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in the reserves taking into account payments previously made under the leases. These options expired in December 2020. (See Note 12 – Variable Interest Entities).

In December 2014, WKY CoalPlay's subsidiary, Webster Coal Reserves, LLC entered into a coal lease agreement with Alliance Resource Properties.  The lease has an initial term of 7 years and provides for earned royalty payments of 4.0% of the coal sales price and annual minimum payments of $2.6 million.  The agreement grants Alliance Resource Properties an option to acquire the leased reserves at any time during a three year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in the reserves taking into account payments previously made under the lease (See Note 12 – Variable Interest Entities).  In the third quarter of 2019 it was determined that the balance of advanced royalties, the advance royalty payment in 2020 and the remaining advanced royalty payment expected in 2021 totaling $2.6 million, may not be recouped as a result of the reduction of the Dotiki’s economic mine life determined in 2018 and the subsequent ceasing of production in the third quarter of 2019.  We accrued the expected future advance payments and recognized the charge in Asset Impairment expense in the third quarter of 2019.  See Note 4 – Long-Lived Asset Impairments for more information.

Cavalier Minerals– As discussed in Note 12 – Variable Interest Entities, through our subsidiaries, we hold a non-economic managing member interest and a 96% non-managing member interest in Cavalier Minerals and, Bluegrass Minerals, a third party, holds a 4% non-managing member interest and a profits interest.  See Note 13 – Investments for information on payments made and distributions received by Cavalier Minerals.

22.COMMITMENTS AND CONTINGENCIES

Commitments—We lease buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals.  We also have noncancelable coal reserve leases as discussed in Note 21 – Related-Party Transactions and noncancelable leases with a third party for equipment under finance lease obligations. For information regarding future minimum lease payments see Note 9 – Leases.

Contractual Commitments—In connection with planned capital projects, we have contractual commitments of approximately $21.0 million at December 31, 2020.  As of December 31, 2020, we had no commitments to purchase coal from external production sources in 2021 and thereafter.

General Litigation—On March 9, 2018, we finalized an agreement with a customer and certain of its affiliates to settle breach of contract litigation we initiated in January 2015.  The agreement provided for a $93.0 million cash payment to us, execution of a new coal supply agreement with the customer, continued export transloading capacity for our Appalachian mines and the acquisition of certain coal reserves for $2.0 million from an affiliate of the customer.  The $93.0 million cash payment we received was the total compensation recorded in our consolidated statements of income for the agreement.  We have paid or accrued in total, $13.0 million of legal fees and associated incentive compensation costs related to this settlement which resulted in a net gain of $80.0 million reflected in the Settlement gain line item in our consolidated statements of income.

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

Other—Effective October 1, 2020, we renewed our annual property and casualty insurance program. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance, LLC ("Wildcat Insurance"). Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible. We have elected to retain a 10% participating interest in our commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

23.CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The international coal market has been a substantial part of our business with indirect sales to end-users in Europe, Africa, Asia, North America and South America.  Our sales into the international coal market are considered exports and are made through brokered transactions.  During the years ended December 31, 2020, 2019 and 2018, export tons represented approximately 3.3%, 17.9% and 27.8% of tons sold, respectively.

We use the end-usage point as the basis for attributing tons to individual countries. Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end-usage point, we attribute export tons to the country with the end-usage point, if known.  No individual country was attributed greater than 10% of total domestic and export tons sold during the years ended December 31, 2020, 2019 and 2018.

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

		Year Ended December 31,
	Segment	2020	2019	2018

		(in thousands)

Customer A	Illinois Basin	$197,379	$228,500	$219,115
Customer B	Appalachia	—	213,319	—
Customer C	Illinois Basin	157,271	—	—
Customer D	Illinois Basin/Appalachia	137,785	—	—

Trade accounts receivable from major customers totaled approximately $32.0 million and $26.3 million at December 31, 2020 and 2019, respectively.  Our bad debt experience has historically been insignificant.  Financial conditions of our customers could result in a material change to our bad debt expense in future periods.  The coal supply agreements with these customers expire in 2022 for Customer C and Customer D and 2020 for Customer A.

24.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates income from the production and marketing of coal to major domestic and international utilities and industrial users as well as income from oil & gas mineral interests.  We aggregate multiple operating segments into three reportable segments, Illinois Basin, Appalachia, and Minerals.  We also have an "all other" category referred to as Other and Corporate.  Our two coal reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia and a coal loading terminal in Indiana on the Ohio River.  The Minerals reportable segment aggregates our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins.  The operations within our Minerals reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests.

The Illinois Basin reportable segment includes currently operating mining complexes (a) Gibson County Coal, LLC's ("Gibson") mining complex, which includes the Gibson South mine, (b) the Warrior Coal, LLC ("Warrior") mining complex, (c) the River View Coal, LLC ("River View") mining complex and (d) the Hamilton mining complex. The Illinois Basin reportable segment also includes our currently operating Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana on the Ohio River.

The Illinois Basin reportable segment also includes Mid-America Carbonates, LLC ("MAC")  and other support services as well as non-operating mining complexes (a) Gibson North mine, which ceased production in the fourth quarter of 2019, (b) Webster County Coal, LLC's Dotiki mining complex, which ceased production in August 2019, (c) White County Coal, LLC's Pattiki mining complex, (d) the Hopkins County Coal, LLC mining complex, and (e) Sebree Mining, LLC's mining complex.

The Appalachia reportable segment includes currently operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining, LLC ("MC Mining") mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.  The Appalachia reportable segment also includes the Penn Ridge assets, which are primarily coal mineral interests.

The Minerals reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III (Note 13 – Investments) and Cavalier Minerals.  AR Midland acquired its mineral interest in the Wing Acquisition (Note 3 – Acquisitions).

Other and Corporate includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Alliance Coal's coal brokerage activity and Alliance Minerals' prior equity investment in Kodiak.  In February 2019, Kodiak redeemed our equity investment (see Note 13 – Investments).  In addition, Other and Corporate includes certain Alliance Resource Properties, LLC's land and coal mineral interest activities, Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 8 – Long-Term Debt).

In response to the impacts of the COVID-19 pandemic, we announced on March 30, 2020 a temporary cessation of coal production at our River View, Gibson, Hamilton and Warrior mining complexes in our Illinois Basin segment and on April 9, 2020 a temporary cessation of coal production at our MC Mining complex in our Appalachia segment.  Underground production operations resumed in the second quarter of 2020 at each of our mining complexes.  All of our seven mining complexes are now producing coal.  However, several mines continue running at less than capacity due to a limited spot market in the United States and a seaborne market that continues to be sub-economic for United States production.  Due to the ongoing and unforeseen impacts of the COVID-19 pandemic, on April 26, 2020, the employment of 116 employees of Gibson and 78 employees of the Hamilton mining complexes was terminated permanently.  In addition to reduced production levels and employment adjustments, we took numerous actions in 2020 to optimize cash flows and preserve liquidity by reducing capital expenditures, working capital, costs and expenses, including adjusting our corporate support structure to better align to current operating levels.

Reportable segment results are presented below.

	Illinois			Other and	Elimination
	Basin	Appalachia	Minerals	Corporate	(1)	Consolidated

	(in thousands)
Year Ended December 31, 2020

Revenues - Outside	$770,051	$500,330	$43,141	$14,607	$—	$1,328,129
Revenues - Intercompany	—	—	—	10,517	(10,517)	—
Total revenues (2)	770,051	500,330	43,141	25,124	(10,517)	1,328,129

Segment Adjusted EBITDA Expense (3)	520,324	319,730	4,106	18,543	(1,454)	861,249
Segment Adjusted EBITDA (4)	236,911	172,288	39,773	6,580	(9,063)	446,489
Total assets	1,018,916	448,567	613,916	477,469	(392,852)	2,166,016
Capital expenditures	48,648	70,960	—	1,493	—	121,101

Year Ended December 31, 2019

Revenues - Outside	$1,219,618	$644,389	$53,036	$44,677	$—	$1,961,720
Revenues - Intercompany	16,690	—	—	12,173	(28,863)	—
Total revenues (2)	1,236,308	644,389	53,036	56,850	(28,863)	1,961,720

Segment Adjusted EBITDA Expense (3)	756,423	423,623	7,811	36,845	(19,806)	1,204,896
Segment Adjusted EBITDA (4)	385,200	215,950	46,997	32,911	(9,057)	672,001
Total assets	1,373,516	500,027	643,213	541,261	(471,323)	2,586,694
Capital expenditures (5)	189,270	111,739	—	4,849	—	305,858

Year Ended December 31, 2018

Revenues - Outside	$1,289,898	$643,898	$—	$69,061	$—	$2,002,857
Revenues - Intercompany	31,191	67	—	12,431	(43,689)	—
Total revenues (2)	1,321,089	643,965	—	81,492	(43,689)	2,002,857

Segment Adjusted EBITDA Expense (3)	796,370	398,243	—	52,321	(35,134)	1,211,800
Segment Adjusted EBITDA (4)	417,773	240,286	21,323	44,864	(8,555)	715,691
Total assets	1,380,912	440,518	161,312	589,010	(177,004)	2,394,748
Capital expenditures	166,468	64,037	—	2,975	—	233,480
(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of sales from the Matrix Group to our mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding, financing between segments and insurance premiums paid to Wildcat Insurance.

(2)	Revenues included in the Other and Corporate column are primarily attributable to the outside and affiliate revenues at the Matrix Group and coal brokerage activities. In additions, Other and Corporate includes affiliate revenues for administrative and Wildcat Insurance services.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Segment Adjusted EBITDA Expense	$861,249	$1,204,896	$1,211,800
Outside coal purchases	—	(23,357)	(1,466)
Other income (expense)	(1,593)	561	(2,621)
Operating expenses (excluding depreciation, depletion and amortization)	$859,656	$1,182,100	$1,207,713

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expense, settlement gain, asset and goodwill impairments and acquisition gain. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income (loss) as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Consolidated Segment Adjusted EBITDA	$446,489	$672,001	$715,691
General and administrative	(59,806)	(72,997)	(68,298)
Depreciation, depletion and amortization	(313,387)	(309,075)	(280,225)
Settlement gain	—	—	80,000
Asset impairments	(24,977)	(15,190)	(40,483)
Goodwill impairment	(132,026)	—	—
Interest expense, net	(45,478)	(45,496)	(40,059)
Acquisition gain	—	177,043	—
Income tax (expense) benefit	(35)	211	(22)
Acquisition gain attributable to noncontrolling interest	—	(7,083)	—
Net income (loss) attributable to ARLP	$(129,220)	$399,414	$366,604
Noncontrolling interest	169	7,512	866
Net income (loss)	$(129,051)	$406,926	$367,470

.

(5)	Capital Expenditures shown exclude the AllDale Acquisition on January 3, 2019 and the Wing Acquisition on August 2, 2019 (Note 3 – Acquisitions).

25.SUBSEQUENT EVENTS

Other than the event described in Note 8, there were no subsequent events.

SUPPLEMENTAL OIL & GAS RESERVE INFORMATION (UNAUDITED)

These supplemental oil & gas reserve information disclosures are required for periods in which a company has significant oil & gas producing activities.  A company is considered to have significant oil & gas producing activities if any of its revenues, results of operations or assets from oil & gas producing activities exceed 10% of consolidated revenues, results of operations or assets for the year being measured.  Subsequent to our 2019 acquisitions of oil and gas mineral interests, we are considered to have significant oil & gas producing activities.  We were not considered to have significant oil & gas producing activities in periods prior to 2019 when we held equity method investments in the AllDale Partnerships and therefore have not included these reserve disclosures periods prior to 2019.

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

Costs Incurred in Oil & Gas Property Acquisitions

Costs incurred in oil & gas property acquisitions are presented below:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Acquisition costs of properties
Proved	$—	$242,116
Unproved	—	376,166
Total	$—	$618,282

Property acquisition costs for 2019 include non-cash amounts for the AllDale Acquisition.  In connection with the AllDale Acquisition, we marked our previously held equity method investments to a fair value of $307.3 million, resulting in a $177.0 million gain.  See Note 3 – Acquisitions in our consolidated financial statements for more information regarding 2019 acquisition activity.

Oil & Gas Capitalized Costs

Aggregate capitalized costs related to oil & gas activities with applicable accumulated depreciation, depletion, and amortization are presented below:

	As of December 31,
	2020		2019

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Entity's Share of Equity Method Investee

Proved properties	$273,665	$8,331	$242,116	$8,217
Unproved properties	343,239	20,287	376,166	20,531
Total (1)	616,904	28,617	618,282	28,748
Less accumulated depreciation, depletion and amortization	(48,019)	(1,985)	(22,658)	(1,194)
Oil & gas properties, net	$568,885	$26,633	$595,624	$27,554

(1)	The change in total capitalized cost reflects sales of proved and unproved properties in 2020 of $1.1 million and measurement period adjustments associated with the Wing Acquisition of $0.3 million discussed in Note 3 – Acquisitions of our consolidated financial statements.

Results of Operations from Oil & Gas Activities

The following schedule sets forth the revenues and expenses related to our oil & gas mineral interests. It does not include any interest costs or general and administrative costs, and therefore, is not necessarily indicative of the contribution to the results of our Minerals segment.

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Consolidated activities
Oil & gas royalties	$42,912	$51,735
Other revenues	229	1,301
Production costs and severance taxes	(4,611)	(7,859)
Depreciation, depletion and amortization	(25,376)	(22,658)
Total results of oil & gas activities	$13,154	$22,519

Our share of an equity method investee
Oil & gas royalties	$2,674	$3,200
Other revenues	22	190
Production costs and severance taxes	(374)	(411)
Depreciation, depletion and amortization	(748)	(854)
Total results of oil & gas activities	$1,574	$2,125

Oil & Gas Reserves

Proved oil & gas reserve estimates as of December 31, 2020 were prepared by our internal engineering team and 95% of those reserves were audited by Netherland, Sewell & Associates, Inc., independent petroleum engineers.  Proved reserves are estimated under existing economic and operating conditions based upon the 12-month unweighted average of the first-of-the-month prices.

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

The net proved developed and undeveloped oil & gas reserves quantities of the mineral interests attributable to us are summarized below:

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Consolidated activities

As of January 1, 2019	—	—	—	—
Purchases of minerals in place	6,509	30,055	3,477	14,995
Revisions of previous estimates	1,015	1,956	(548)	793
Production	(700)	(3,382)	(347)	(1,611)
As of December 31, 2019 (1)	6,824	28,629	2,582	14,177
Revisions of previous estimates	(194)	2,679	343	596
Extensions and discoveries	1,095	3,039	347	1,949
Production	(905)	(3,301)	(337)	(1,792)
Sales of minerals in place	(18)	(29)	(3)	(26)
As of December 31, 2020 (1)	6,802	31,017	2,932	14,904
(1)	Proved reserves of approximately 972 MBOE and 1,208 MBOE were attributable to noncontrolling interests, as of December 31, 2020 and 2019, respectively.

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Our share of an equity method investee

As of January 1, 2019	295	2,205	—	662
Revisions of previous estimates	78	11	153	234
Sales of minerals in place	(7)	(8)	—	(8)
Production	(41)	(282)	(17)	(105)
As of December 31, 2019	325	1,926	136	783
Revisions of previous estimates	(0)	(1)	(2)	(3)
Extensions and discoveries	62	461	54	193
Production	(44)	(334)	—	(100)
As of December 31, 2020	342	2,052	188	873

Total consolidated and equity interests in reserves at December 31, 2020	7,144	33,069	3,120	15,777

Net proved developed reserves as of December 31, 2019	5,766	24,449	2,009	11,850
Net proved developed reserves as of December 31, 2020	5,073	23,504	2,252	11,244

Net proved undeveloped reserves as of December 31, 2019	1,383	6,106	709	3,110
Net proved undeveloped reserves as of December 31, 2020	2,071	9,565	868	4,533

Natural gas reserves are converted to BOE based on a 6:1 ratio: six Mcf of natural gas converts to one BOE.

Notable changes in proved reserves during the year ended December 31, 2020, included:

●	Net change due to extensions and discoveries: The increases are a result of the addition of new properties by the operators under which we own mineral interests. In 2020, a net addition of 2,142 MBOE occurred primarily from the completion of 655 new wells on our acreage and from the addition of 877 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions: Increases in oil & gas are also due to changes in the underlying commodity prices during the year and revisions of previous quantity estimates.

Standardized Measure of Discounted Future Net Cash Flows

In accordance with SEC and FASB requirements, future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the 12-month unweighted average of first-of-the-month commodity prices for the year ended December 31, 2020. All prices are adjusted for quality, transportation fees, energy content and regional basis differentials. Future cash inflows are computed by applying applicable prices relating to our proved reserves to the year end quantities of those reserves. Future production costs are derived based on current costs assuming continuation of existing economic conditions.  There are no future income tax expenses deducted from future production revenues in the calculation of the standardized measure because the ARLP Partnership is generally not subject to federal income taxes.  The ARLP Partnership is subject to certain state based taxes; however, these amounts are not material. See Note 2 – Summary of Significant Accounting Policies for further discussion.

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

	As of December 31,
	2020		2019

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Entity's Share of Equity Method Investee

Future cash inflows	$302,112	$15,414	$463,972	$24,372
Future production costs and severance taxes	(21,555)	(1,244)	(34,997)	(1,515)
Future net cash flows (undiscounted)	280,558	14,171	428,975	22,857
Annual discount 10% for estimated timing	(130,341)	(6,406)	(198,025)	(10,642)
Total standardized measure (1)	$150,217	$7,764	$230,950	$12,215
(1)	Includes standardized discounted future net cash flows of approximately $5.2 million and $12.5 million attributable to noncontrolling interests in the ARLP Partnership's consolidated subsidiaries as of December 31, 2020 and 2019, respectively.

The average realized product prices weighted by production over the remaining lives of the properties are presented in the table below:

	For the Year Ended December 31,
	2020	2019
Oil (per Bbl)	$36.95	$52.32
Natural gas (per Mcf)	0.88	1.83
NGLs (per Bbl)	7.99	21.95

Changes in the standardized measure of discounted future net cash flows related to the proved oil & gas reserves of the properties are as follows:

	As of December 31,
	2020		2019

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Entity's Share of Equity Method Investee

Standardized measure, beginning of year	$230,950	$12,215	$—	$12,845
Purchases and sales of reserves in place, less related costs	(567)	—	231,287	(252)
Sales, net of production costs	(38,301)	(2,300)	(43,875)	(2,788)
Net changes due to extensions and discoveries	15,770	1,344	—	—
Net changes in prices and production costs	(67,524)	(3,906)	10,533	(2,517)
Revisions of previous quantity estimates	(2,843)	(378)	14,560	3,398
Accretion of discount	16,216	870	18,403	1,284
Changes in timing and other	(3,484)	(81)	42	245
Net increase (decrease) in standardized measures	(80,733)	(4,451)	230,950	(630)
Standardized measure, end of year	$150,217	$7,764	$230,950	$12,215

Net change in prices and production costs occur from one reporting period to another when the SEC reporting price for that period changes.  For 2020, this was a major component of the overall reserves value change from 2019 due mainly to the COVID-19 pandemic crisis and the subsequent decline in oil and gas demand.

The standardized measure amount at the beginning of 2019 for our share of an Equity Method Investee reflects only our proportionate share of AllDale III's beginning of the year standardized measure amount.  Our previously held equity method investments in AllDale I & II, as a result of the AllDale Acquisition in 2019, are now consolidated on our financial statements.  Accordingly, we reflect the activity for AllDale I & II in our consolidated standardized measure amounts and not the Equity Method amounts.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ALLIANCE RESOURCE PARTNERS, L.P.

CONDENSED BALANCE SHEETS (PARENT)

DECEMBER 31, 2020 AND 2019

(In thousands, except unit data)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,174	$2,176
Total current assets	2,174	2,176
OTHER ASSETS:
Investments in consolidated subsidiaries	1,146,491	1,329,406
Total other assets	1,146,491	1,329,406
TOTAL ASSETS	$1,148,665	$1,331,582

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accrued taxes other than income taxes	$100	$100
Total current liabilities	100	100
Total liabilities	100	100

PARTNERS' CAPITAL:
Limited Partners - Common Unitholders 127,195,219 and 126,915,597 units outstanding, respectively	1,148,565	1,331,482
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,148,665	$1,331,582

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS (PARENT)

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2020	2019	2018
EXPENSES:
General and administrative	$—	$41	$30
Total operating expenses	—	41	30

INCOME (LOSS) FROM OPERATIONS	—	(41)	(30)

Interest income	24	34	22
Equity in earnings of consolidated subsidiaries	(129,244)	399,421	366,612
NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$(129,220)	$399,414	$366,604

NET INCOME (LOSS) ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$—	$—	$1,560
LIMITED PARTNERS	$(129,220)	$399,414	$365,044

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$(1.02)	$3.07	$2.74

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,164,659	128,116,670	130,758,169

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT)

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands)

	Year Ended December 31,
	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:	$51,751	$278,308	$275,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to Partners	(51,753)	(278,425)	(275,902)
Net cash used in financing activities	(51,753)	(278,425)	(275,902)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2)	(117)	22
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,176	2,293	2,271
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,174	$2,176	$2,293

See accompanying notes.

NOTES TO FINANCIAL INFORMATION (PARENT)

1.BASIS OF PRESENTATION

In these parent-company-only financial statements, our investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries and reduced by distributions received from subsidiaries since the date of acquisition.  These parent-company-only financial statements should be read in conjunction with our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

2.GUARANTEES

As the parent of the Intermediate Partnership, we are a guarantor of both the Credit Agreement and Senior Notes discussed in "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt" of this Annual Report on Form 10-K.  In addition to these guarantees, we have provided guarantees on surety indemnity agreements and financially guaranteed certain coal supply agreements. The duration of these guarantees varies and the maximum undiscounted potential future payment obligation related to these guarantees as of December 31, 2020 is not material.

3.CASH DISTRIBUTIONS RECEIVED

We received distributions of $51.8 million, $278.4 million and $275.9 million from our consolidated subsidiaries during the years ended December 31, 2020, 2019, and 2018, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2020.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of December 31, 2020.

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

Management's Annual Report on Internal Control over Financial Reporting.  Management of the ARLP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  The ARLP Partnership's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements.  Our controls are designed to provide reasonable assurance that the ARLP Partnership's assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the ARLP Partnership's internal control over financial reporting.  Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2020 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the ARLP Partnership.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).  Based on its assessment, management concluded that, as of December 31, 2020, the ARLP Partnership's internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Ernst & Young LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report that is included herein.

Changes in Internal Controls Over Financial Reporting.  There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance Resource Management GP, LLC

and the Partners of Alliance Resource Partners, L.P.

Opinion on Internal Control over Financial Reporting

We have audited Alliance Resource Partners, L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alliance Resource Partners, L.P. and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and partners’ capital for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2), and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

February 23, 2021

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

Imothy
Name	Age	Position With Our General Partner

Joseph W. Craft III	70	Chairman, President and Chief Executive Officer

Brian L. Cantrell	61	Senior Vice President and Chief Financial Officer

R. Eberley Davis	63	Senior Vice President, General Counsel and Secretary

Robert J. Fouch	63	Vice President, Controller and Chief Accounting Officer

Robert G. Sachse	72	Executive Vice President

Kirk D. Tholen	48	Senior Vice President and Chief Strategic Officer

Charles R. Wesley	66	Executive Vice President and Director

Timothy J. Whelan	58	Senior Vice President - Sales and Marketing of Alliance Coal, LLC

Thomas M. Wynne	64	Senior Vice President and Chief Operating Officer

Nick Carter	74	Director and Member of Audit, Compensation and Conflicts Committees

Robert J. Druten	73	Director and Member of Audit, Compensation and Conflicts* Committees

John H. Robinson	70	Director and Member of Audit, Compensation* and Conflicts Committees

Wilson M. Torrence	79	Director and Member of Audit* and Compensation Committees

* Indicates Chairman of Committee.

Joseph W. Craft III has been President, Chief Executive Officer ("CEO") and a Director since August 1999, Chairman of the Board of Directors since January 1, 2019, and indirectly owns our general partner.  Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company's General Counsel and Chief Financial Officer.  He is a former Chairman and current Board member of the National Coal Council, a Board Member of the National Mining Association, and a Director and past Chairman of the America's Power.  Mr. Craft is a Director and former Chairman of the Kentucky Chamber of Commerce.  He has been a Director of BOK Financial Corporation (NASDAQ: BOKF) since 2007 and chairman of its compensation committee since 2014.  Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

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

Report of the Audit Committee

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors.  Management has primary responsibility for the financial statements and the reporting process including the systems of internal controls.  The Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm and assists the Board of Directors by conducting its own review of our:

●	filings with the SEC pursuant to the Securities Act of 1933 ("Securities Act") and the Exchange Act (i.e., Forms 10-K, 10-Q, and 8-K);

●	press releases and other communications by us to the public concerning earnings, financial condition and results of operations, including changes in distribution policies or practices affecting the holders of our units, if such review is not undertaken by the Board of Directors;

●	systems of internal controls regarding finance and accounting that management and the Board of Directors have established; and

●	auditing, accounting and financial reporting processes generally.

In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2020.  The Audit Committee's activities included, but were not limited to: (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2020, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor.  Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter.  The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2020 for filing with the SEC.

Members of the Audit Committee:

Wilson M. Torrence, Chairman

Nick Carter

Robert J. Druten

John H. Robinson

Code of Ethics

We have adopted a code of ethics with which the Chairman, President and CEO and the senior financial officers (including the principal financial officer and the principal accounting officer) are expected to comply.  The code of ethics is publicly available on our website under "Investor Relations" at www.arlp.com and is available in print without charge to any unitholder who requests it.  Such requests should be directed to Investor Relations at (918) 295-7674.  If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to the President and CEO, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2020 none of our directors or executive officers or persons who beneficially owned more than ten percent of a registered class of our equity securities were delinquent with respect to any of the filing requirements under Section 16(a).

Reimbursement of Expenses of our General Partner and its Affiliates

Our general partner does not receive any management fee or other compensation in connection with its management of us.  Our general partner is reimbursed by us for all expenses incurred on our behalf.  Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee oversees the compensation of our general partner's executive officers, including the Chairman, President and CEO, our principal executive officer, the Senior Vice President and Chief Financial Officer, our principal financial officer, and the three most highly compensated executive officers in 2020, each of whom is named in the Summary Compensation Table (collectively, our "Named Executive Officers").  Our Named Executive Officers are employees of our operating subsidiary, Alliance Coal.

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

Setting Executive Compensation

We have not historically maintained employment agreements with any of our Named Executive Officers.  We provided an employment letter to our Senior Vice President and Chief Strategic Officer, Mr. Tholen (the "Tholen Employment Letter"), in connection with his hiring in December 2019 setting forth the terms of his employment, which we determined were necessary to successfully hire Mr. Tholen and in the best interests of the Company. The Tholen Employment Letter provides for, among other things, (i) an initial annual base salary of $500,000.00, (ii) an award in 2019 under the LTIP having value on the grant date of $1 million and (iii) a one-time signing bonus of $1.5 million, which was paid or is payable in three equal cash installments of $500,000 in December 2019, 2020 and 2021, subject to Mr. Tholen's continued employment through such dates. The Tholen Employment Letter also provides that if Mr. Tholen’s employment is involuntarily terminated on or before December 31, 2022, other than for Good Cause (as defined in the Tholen Employment Letter), Mr. Tholen will receive a severance payment in an amount equal to (a) two times Mr. Tholen's then-effective annual base salary, plus (b) two times the then-effective standard payout for Mr. Tholen under the short-term incentive plan ("STIP"), plus (c) any unpaid installment(s) of the one-time signing bonus described above, which amount shall be paid at the time of Mr. Tholen's termination of employment. The foregoing description of the Tholen Employment Letter does not purport to be complete and is qualified in its entirety by reference to the full and complete text of the Tholen Employment Letter, which is filed as an exhibit to this filing.

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

Role of Executive Officers

Each year, the Chairman, President and CEO submits recommendations to the Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to our Named Executive Officers, excluding himself.  The Chairman, President and CEO bases his recommendations on his assessment of each executive's performance, experience, demonstrated leadership, job knowledge and management skills.  The Compensation Committee considers the recommendations of the Chairman, President and CEO as one factor in making compensation decisions regarding our Named Executive Officers.  Historically, and in 2020, the Compensation Committee and the Chairman, President and CEO have been substantially aligned on decisions regarding compensation of the Named Executive Officers.  As executive officers are promoted or hired during the year, the Chairman, President and CEO makes compensation recommendations to the Compensation Committee and works closely with the Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the Compensation Committee.  At the direction of the Compensation Committee, the Chairman, President and CEO and the Senior Vice President, General Counsel and Secretary attend certain meetings of the Compensation Committee.

Use of Peer Group Comparisons

The Compensation Committee believes that it is important to review and compare our performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually.  The peer group for 2020 included Arch Coal, Inc., Consol Energy, Inc., Contura Energy, Inc., Natural Resource Partners L.P., Warrior Met Coal, Inc., and Peabody Energy Corporation.  In assessing the competitiveness of our executive compensation program for 2020, the Compensation Committee, with the assistance of the Chairman, President and CEO, collected and analyzed peer group proxy information and developed a comparative analysis of base salaries, short-term incentives, total cash compensation, long-term incentives and total direct compensation.  The Compensation Committee uses the peer group data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers.  The Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

Consideration of Equity Ownership and CEO Compensation

Mr. Craft, the Chairman, President and CEO, is evaluated and treated differently with respect to compensation than our other Named Executive Officers.  Mr. Craft and related entities own significant equity positions in ARLP and Mr. Craft indirectly owns our general partner.  Because of these ownership positions, the interests of Mr. Craft are directly aligned with those of our unitholders.  Mr. Craft has not received an increase in base salary since 2002, has not received a bonus under our STIP since 2005 and did not receive any grants of LTIP awards from 2005 through 2015.  On January 22, 2016, the Compensation Committee approved an LTIP award for Mr. Craft that vested on January 1, 2019.  Mr. Craft has not received any subsequent LTIP awards.  Beginning in February 2016, at Mr. Craft's request, his annual base salary was reduced to $1.

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

Each of our Named Executive Officers (including Mr. Craft) also receives supplemental retirement benefits through the Supplemental Executive Retirement Plan ("SERP").  In addition, all executive officers are entitled to customary benefits available to our employees generally, including group medical, dental, and life insurance and participation in our profit sharing and savings plan ("PSSP").  Our PSSP is a defined contribution plan and includes an employer matching contribution of 75% on the first 3% of eligible compensation contributed by the employee, an employer non-matching contribution of 0.75% of eligible compensation, and an employer supplemental contribution of 5% of eligible compensation.  The PSSP provides an additional means of attracting and retaining qualified employees by providing tax-advantaged opportunities for employees to save for retirement.

Base Salary

When reviewing base salaries, the Compensation Committee's policy is to consider the individual's experience, tenure and performance, the individual's level of responsibility, the position's complexity and its importance to us in relation to other executive positions, our financial performance, and competitive pay practices.  The Compensation Committee also considers comparative compensation data of companies in our peer group and the recommendation of the Chairman, President and CEO of our general partner.  Base salaries are reviewed annually to ensure continuing consistency with market levels, and adjustments to base salaries are made as needed to reflect movement in the competitive market as well as individual performance.  None of our Named Executive Officers received an increase in salary in 2020.

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

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of our core business.  (EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target, and it increases in relationship to our EBITDA, as adjusted, exceeding the minimum threshold.  Our STIP Guidelines provide that achieving the minimum threshold is the minimum acceptable result for a performance pay-out to occur under the STIP, although the Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion.  In 2020, the

Compensation Committee approved a minimum financial performance target of $482.3 million in EBITDA from current operations, normalized by excluding any charges for unit-based and directors' compensation.  For 2020, we did not achieve the minimum performance target and no performance pay-out was awarded.

If a performance pay-out pool is approved by the Compensation Committee, individual awards to our Named Executive Officers each year are determined by and in the discretion of the Compensation Committee.  However, the Compensation Committee does not establish individual target payout amounts for the Named Executive Officers' STIP awards.  As it does when reviewing base salaries, in determining individual awards under the STIP, the Compensation Committee considers its assessment of the individual's performance, our financial performance, comparative compensation data of companies in our peer group and the recommendation of the Chairman, President and CEO, although EBITDA-based performance targets described above are given significant weight.  The compensation expense associated with STIP awards is recognized in the year earned, with the cash awards generally payable in the first quarter of the following calendar year.  Termination of employment of an executive officer for any reason prior to payment of a cash award will result in forfeiture of any right to the award, unless and to the extent waived by the Compensation Committee in its discretion.

The performance measure for the STIP in 2021 will be EBITDA for current operations, excluding charges for unit-based and directors' compensation.  As discussed above, the Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out.  The Compensation Committee believes the STIP performance criteria for 2021 will be reasonably difficult to achieve and therefore support our key compensation objectives discussed above.

The Compensation Committee maintains discretion to grant cash bonus awards outside of the STIP to address special situations.  During 2020, certain Named Executive Officers received a discretionary cash bonus award.  These bonuses were determined following the Compensation Committee’s review and discussion of retention and incentive concerns amidst the unique impacts of the COVID-19 pandemic.

These actions were taken by the Compensation Committee in recognition of the difficulty of managing our business through the unprecedented impacts of the COVID-19 pandemic and based on its determination that such actions were prudent and necessary to help retain and motivate our management team.

Equity Awards under the LTIP

Equity compensation pursuant to the LTIP is a key component of our executive compensation program.  Our LTIP is sponsored by Alliance Coal.  Under the LTIP, grants may be made of either (a) restricted units, (b) options to purchase common units (although to date, no grants of options have been made) or c) following an amendment of the LTIP in 2020, cash awards.  The Compensation Committee has authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period.  Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our general partner's Chairman, President and CEO, subject to review and approval by the Compensation Committee.  Grant levels are intended to support the objectives of the comprehensive compensation package described above.  The LTIP grants provide our Named Executive Officers with the opportunity to achieve a meaningful ownership stake in the Partnership, thereby assuring that their interests are aligned with our success.  Even though Mr. Craft was not granted an award under the LTIP from 2005 through 2020 with the exception of one grant in 2016, the Compensation Committee believes Mr. Craft's interests are directly aligned with the interests of our unitholders as a result of his ownership positions.  There is no formula for determining the size of awards to any individual recipient and, as it does when reviewing base salaries and individual STIP payments, the Compensation Committee considers its assessment of the individual's performance, our financial performance, compensation levels at peer companies in the coal industry and the recommendation of the Chairman, President and CEO.  Amounts realized from prior grants, including amounts realized due to changes in the value of our common units, are not considered in setting grant levels or other compensation for our Named Executive Officers.

Restricted Units.  Restricted units granted under the LTIP are "phantom" or notional units that upon vesting entitle the participant to receive an ARLP common unit.  Restricted units granted under the LTIP vest at the end of a stated period from the grant date, provided we achieve an aggregate performance target for that period.  However, if a grantee's employment is terminated for any reason prior to the vesting of any restricted units, those restricted units will be automatically forfeited, unless the Compensation Committee, in its sole discretion, determines otherwise.  The number of units actually distributed upon satisfaction of the applicable vesting requirements is reduced to cover the income tax withholding requirement for each individual participant based upon the fair market value of the common units as of the date of distribution.  At the Compensation Committee's discretion, grants of restricted units under the LTIP may include the contingent right to receive quarterly distributions in an amount equal to the cash distributions we make to unitholders during the vesting period ("DERs").  DERs are payable, in the discretion of the Compensation Committee, either in cash or in the form of additional Restricted Units credited to a book keeping account subject to the same vesting restrictions as the tandem award.

The performance target applicable to restricted unit awards under the LTIP is based on a normalized EBITDA measure, with that measure typically being similar to the STIP measure for the year of the grant.  The target, however, requires achieving an aggregate performance level for the vesting period.  We typically issue grants under the LTIP at the beginning of each year, with the exceptions of new employees who begin employment with us at some other time and job promotions that may occur at some other time.  However, no grants under the LTIP have yet been made in 2021.  The compensation expense associated with LTIP grants is recognized over the vesting period in accordance with FASB Accounting Standards Codification ("ASC") 718, Compensation — Stock Compensation.

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

2018 LTIP Grants.  On December 10, 2020 the Compensation Committee determined that the performance vesting requirement with respect to the restricted units granted under the LTIP on January 24, 2018 (the "2018 Grants") had been met, and approved amending the terms of the 2018 Grants to accelerate the date of vesting of the restricted units from January 1, 2021 to December 14, 2020 and to provide for settlement of the 2018 Grants in cash rather than units.  The 2018 Grants vested on December 14, 2020 at a price of $4.99 per unit and were settled in cash.

2019 and 2020 LTIP Grants.  During the first quarter of 2020, it was determined the vesting performance requirement with respect to the restricted units granted under the LTIP on January 23, 2019 (the "2019 Grants") was not probable of being satisfied, and previously recognized expense for the 2019 Grants was reversed.  During the fourth quarter of 2020, it was determined the vesting performance requirement with respect to the restricted units granted under the LTIP on January 22, 2020 (the "2020 Grants") was not probable of being satisfied, and previously recognized expense for the 2020 Grants was reversed.  In December 2020, the 2019 Grants to all participants were canceled, the 2020 Grant to Mr. Tholen was canceled, and the Compensation Committee approved amending the terms of the 2020 Grants to participants other than Mr. Tholen.  The amendments to the 2020 Grants revised the vesting performance requirement and increased the number of restricted units granted under the amended 2020 Grants. The amended 2020 Grants will vest on January 1, 2023, subject to the satisfaction of the vesting requirements.

In addition, in 2020 the Compensation Committee approved new 2020 service-based vesting LTIP awards. These awards will be settled in cash provided that the participant remain employed at the time of payment, which will be paid 75% in February 2022 and 25% in February 2023 for all participants other than Mr. Tholen, and will be paid one-half in February 2022 and one-half in February 2023 for Mr. Tholen.  The restricted units granted to Mr. Tholen in February 2020 (as well as restricted units granted to him in 2019) were cancelled in December 2020 and replaced with a cash service award that is payable one-half in February 2022 and one-half in February 2023, subject to his continued service on such dates.

As with the bonus awards above, these LTIP actions were taken by the Compensation Committee in recognition of the difficulty of managing our business through the unprecedented impacts of the COVID-19 pandemic and based on its determination that such actions were prudent and necessary to help retain and motivate our management team.

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

Other Compensation-Related Matters

Securities Trading Policy; Prohibitions on Hedging and Trading in Derivatives

To ensure alignment of the interests of our unitholders with our directors and all officers, including Named Executive Officers, the general partner's Securities Trading Policy prohibits any employee, officer, or director of the Partnership or any of its subsidiaries from engaging in trading involving (1) options or other derivative securities relating to ARLP units; (2) debt securities of ARLP or its affiliates; (3) hedging transactions involving ARLP securities; or (4) purchases of ARLP units on margin.

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

Compensation Committee Report

The Compensation Committee has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Summary Compensation Table

					Non-Equity
				Unit	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation
Position	Year	(1)	(2)	(3)(4)	(5)	(6)	Total

Joseph W. Craft III	2020	$1	$—	$—	$—	$—	$1
President, Chief Executive	2019	1	—	—	—	12,962	12,963
Officer and Chairman	2018	1	—	—	—	12,462	12,463

Brian L. Cantrell,	2020	309,846	289,513	756,965	—	181,843	1,538,167
Senior Vice President and	2019	299,846	—	529,161	213,000	66,612	1,108,619
Chief Financial Officer	2018	284,000	—	486,438	385,000	56,190	1,211,628

R. Eberley Davis	2020	351,635	377,249	964,133	—	248,531	1,941,548
Senior Vice President,	2019	341,154	—	673,993	274,000	86,768	1,375,915
General Counsel and Secretary	2018	325,000	—	619,568	530,000	61,275	1,535,843

Kirk D. Tholen (7)	2020	500,000	500,000	862,779	500,000	421,764	2,784,543
Senior Vice President and	2019	—	500,000	1,016,237	83,000	69,978	1,669,215
Chief Strategic Officer

Thomas M. Wynne	2020	411,769	391,899	1,114,122	—	267,645	2,185,435
Senior Vice President and	2019	398,231	—	774,261	280,000	80,287	1,532,779
Chief Operating Officer	2018	374,000	—	711,756	500,000	62,506	1,648,262
(1)	In recent years, certain of our Named Executive Officers devoted a portion of their time to the business of one or more related parties and, to the extent they did so, the base salary of those executive officers was reimbursed to Alliance Coal by those related parties pursuant to an administrative services agreement. Please see "Item 1. Business—Employees—Administrative Services Agreement." In 2020 and 2019, Alliance Coal was not reimbursed base salary for any of our Named Executive Officers. In 2018, prior to the Simplification Transactions on May 31, 2018, the percentage of base salary reimbursed to Alliance Coal was 5% for Mr. Craft, 5% for Mr. Cantrell and 8% for Mr. Davis. Please see "Item 1. Business—Partnership Simplification" for more information on the Simplification Transactions.

(2)	The amounts for Messrs. Cantrell, Davis and Wynne represent cash bonuses paid in December 2020. The amounts for Mr. Tholen represent the first and second installments of his signing bonus. Please see "Item 11. Compensation Discussion and Analysis—Setting Executive Compensation" for a description of the terms of Mr. Tholen's employment.

(3)	Restricted units granted in February 2020 were determined to be improbable of vesting and amended during the fourth quarter of 2020 for all LTIP participants other than Mr. Tholen, including Messrs. Cantrell, Davis and Wynne. The amendments modified the performance vesting requirement and granted additional restricted units. The modified performance vesting requirement makes it probable the awards will vest. As a result, the amounts for 2020 for Messrs. Cantrell, Davis, and Wynne include $409,822, $521,981 and $603,944, respectively, representing the grant date fair value of the restricted units when originally granted in February 2020, and $213,857, $272,385 and $315,156, respectively, representing the fair value of the same restricted units at the date of modification in December 2020. The fair value of the modified awards was calculated by taking the fair value of the modified awards at the date of modification minus the fair value of the original awards immediately prior to modification. Since the original awards granted in February 2020 were determined to be improbable of vesting, the fair value of the original awards immediately prior to modification was zero. The 2020 amounts also include the grant date fair value of the additional restricted units granted in December 2020. For Mr. Tholen, the 2020 amount represents the grant date fair value of the restricted units when originally granted in February 2020. The restricted units granted to Mr. Tholen in February 2020 (as well as the restricted units granted to him in 2019) were canceled in December 2020 and replaced with a cash service award that is payable one-half in February 2022 and one-half in February 2023. Mr. Craft did not receive any grants under the LTIP during 2020. See the Grants of Plan-Based Awards Table below for additional detail.

(4)	Other than the restricted units which were modified in December 2020 and discussed in footnote (3) above, the Unit Awards represent the aggregate grant date fair value of restricted units granted pursuant to FASB ASC 718, using the same assumptions as used for financial reporting purposes and which are more fully described in "Item 8. Financial Statements and Supplementary Data—Note 17 – Common Unit-Based Compensation Plans," to each Named

Executive Officer under the LTIP in the respective year. The restricted units that were granted in 2018 were settled in cash at $4.99 per unit in December 2020. The cash settlement is included in "All Other Compensation" in 2020 as discussed in footnote (6). The restricted units that were granted in 2019 were canceled in December 2020 since it was determined that the vesting requirements for these restricted units were not probable of being satisfied. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the LTIP" for a description of the terms of the awards.

(5)	Amounts represent the STIP bonus earned for the respective year. STIP payments typically are made in the first quarter of the year following the year in which they are earned, however the STIP payment to Mr. Tholen was made in December 2020. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards."

(6)	For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price of our common units on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution, (c) perquisites in excess of $10,000 and (d) cash settlement in December 2020 of restricted units that were granted under the LTIP in 2018. A reconciliation of the 2020 amounts shown is as follows:

		Profit Sharing Plan
		Employer		Cash Settlement of
	SERP	Contribution	Perquisites (a)	LTIP grants (b)	Total

Joseph W. Craft III	$—	$—	$—	$—	$—

Brian L. Cantrell	40,056	22,800	—	118,987	181,843

R. Eberley Davis	74,180	22,800	—	151,551	248,531

Kirk D. Tholen	139,960	22,800	259,004	—	421,764

Thomas M. Wynne	70,744	22,800	—	174,101	267,645
a)	For Mr. Tholen, perquisites and other personal benefits comprised of relocation related expenses of $259,004.

b)	In December 2020, we accelerated the vesting requirements for restricted units that were granted under the LTIP in 2018 and settled these restricted units in cash rather than units at a price of $4.99 per unit.

(7)	Mr. Tholen began employment and became a Named Executive Officer on December 23, 2019, therefore compensation for 2018 is not presented in the table.

Grants of Plan-Based Awards Table

									All Other
			Estimated Future Payouts Under			Estimated Future Payouts Under			Unit	Grant Date
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Awards:	Fair Value
			Threshold	Target	Maximum	Threshold	Target	Maximum	Number of	of Unit
Name	Grant Date	Approved Date	(3)	(4)	(3)	(5)	(6)	(5)	Units (7)	Awards (8)
Joseph W. Craft III	February 5, 2020	February 5, 2020					—		—	$—
	February 14, 2020	(1), (2)					—		12,575	101,103
	December 17, 2020	December 17, 2020					—		—	—
	December 31, 2020	(2)					—		—	—
							—		12,575	101,103

Brian L. Cantrell	February 5, 2020	February 5, 2020					42,601		—	409,822
	February 14, 2020	(1), (2)					—		1,407	11,312
	December 17, 2020	December 17, 2020					69,152		—	347,143
	December 31, 2020	(2)					—		8,941	40,056
							111,753		10,348	808,333

R. Eberley Davis	February 5, 2020	February 5, 2020					54,260		—	521,981
	February 14, 2020	(1), (2)					—		1,977	15,895
	December 17, 2020	December 17, 2020					88,078		—	442,152
	December 31, 2020	(2)					—		16,558	74,180
							142,338		18,535	1,054,208

Kirk D. Tholen	February 5, 2020	February 5, 2020					89,686		—	862,779
	February 14, 2020	(1), (2)					—		215	1,729
	December 17, 2020	December 17, 2020					—		—	—
	December 31, 2020	(2)					—		31,241	139,960
							89,686		31,456	1,004,468

Thomas M. Wynne	February 5, 2020	February 5, 2020					62,780		—	603,944
	February 14, 2020	(1), (2)					—		1,999	16,072
	December 17, 2020	December 17, 2020					101,629		—	510,178
	December 31, 2020	(2)					—		15,791	70,744
							164,409		17,790	$1,200,938
(1)	In accordance with the provisions of the SERP, a participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions when we pay a distribution to our common unitholders, which is added to the account balance in the form of phantom units.

(2)	These contributions are made in accordance with the SERP plan document that has been approved by the Compensation Committee. Therefore, these contributions are not separately approved by the Compensation Committee.

(3)	Awards under our STIP are subject to a minimum financial performance target each year. However, determination of individual awards under the STIP is based upon an assessment of the Named Executive Officer's performance, comparative compensation data of companies in our peer group and recommendation of the Chairman, President and CEO. The STIP does not specify any threshold or maximum payout amounts. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

(4)	Column not applicable for 2020 as no awards were earned by Named Executive Officers pursuant to our STIP in 2020. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

(5)	Grants of restricted units under our LTIP are generally not subject to minimum thresholds, targets or maximum payout conditions. However, the vesting of these grants is subject to the satisfaction of certain performance criteria. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(6)	These awards are grants of restricted units pursuant to our LTIP. As discussed in footnote (3) to the Summary Compensation Table, the restricted units granted to Named Executive Officers on February 5, 2020 were modified on December 17, 2020, with the exception of the restricted units that were granted to Mr. Tholen on February 5, 2020, which were canceled on December 17, 2020 and replaced with a cash service award that is expected to vest on January 1, 2023. This column includes the original awards granted on February 5, 2020 that will not vest or be received by the Named Executive Officers because they were modified or canceled in December 2020. The grants of restricted units on December 17, 2020 include the modified February 5, 2020 awards, which are equal to the number of original awards granted on February 5, 2020 for those Named Executive Officers that received a grant, as well as additional restricted units that were granted to each Named Executive Officer. Messrs. Craft and Tholen were not granted restricted units on December 17, 2020. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(7)	These awards are phantom units added to each Named Executive Officer's SERP notional account balance. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

(8)	We calculated the fair value of LTIP awards granted on February 5, 2020 to our Named Executive Officers using a value of $9.62 per unit, the closing unit price on the grant date. We calculated the fair value of the LTIP awards modified and granted on December 17, 2020 using a value of $5.02 per unit, the closing unit price on that date. We calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted. Phantom units granted under the SERP vest on the date granted.

Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table

Annual Cash Incentive Bonus Awards

Under the STIP, our Named Executive Officers are eligible for cash awards for our achieving an annual financial performance target.  The annual performance target is recommended by the Chairman, President and CEO of our general partner and approved by the Compensation Committee, typically in January of each year.  The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the pure operating results of our core business.  (EBITDA is calculated as net income attributable to ARLP before net interest expense, income taxes and depreciation, depletion and amortization.)  The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target. The cash available generally increases in relationship to our EBITDA, as adjusted, exceeding the minimum financial performance target and is subject to adjustment by the Compensation Committee in its discretion.  The Compensation Committee maintains discretion to grant cash bonus awards outside of the STIP to address special situations.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards."

Long-Term Incentive Plan

Under the LTIP, grants may be made of either (a) restricted units, (b) options to purchase common units, although to date, no grants of options have been made, and (c) cash awards.  Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our general partner's Chairman, President and CEO, subject to the review and approval of the Compensation Committee.  Restricted units granted under the LTIP are "phantom" or notional units that upon vesting entitle the participant to receive an ARLP unit.  Restricted units granted under the LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided we achieve an aggregate performance target for that period.  The performance target is based on a normalized EBITDA measure, with that measure typically being similar to the STIP measure for the year of the grant.  The target, however, requires achieving an aggregate performance level for the three-year period.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

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

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

				Salary and
				Bonus as a % of
		Salary and	Total	Total
Name	Year	Bonus ($) (1)	Compensation ($) (2)	Compensation (1)

Joseph W. Craft III	2020	$1	$1	100.0%

Brian L. Cantrell	2020	599,359	1,538,167	39.0%

R. Eberley Davis	2020	728,884	1,941,548	37.5%

Kirk D. Tholen	2020	1,000,000	2,784,543	35.9%

Thomas M. Wynne	2020	803,668	2,185,435	36.8%
(1)	Percentages were calculated using the base salary and discretionary bonus of the Named Executive Officers. The only discretionary bonus we provided in 2020 to our Named Executive Officers were to Mr. Tholen. Incentive awards paid pursuant to our STIP are deemed to be performance-based non-equity incentive compensation awards and are not included within the discretionary bonus amounts.

(2)	Total Compensation includes $409,822, $521,981, $862,779 and $603,944 for Messrs. Cantrell, Davis, Tholen and Wynne, respectively that reflect the grant date fair value of restricted units granted in February 2020 that were determined to be improbable of vesting under the original vesting requirements as discussed in footnote (3) to the Summary Compensation Table.

Outstanding Equity Awards at 2020 Fiscal Year End Table

Equity
	Equity	Incentive Plan
	Incentive Plan	Awards:
	Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Units or Other	Units or
	Rights That	Other Rights
	Have Not	That Have
Name	Vested (1)	Not Vested (2)

Joseph W. Craft III	—	$—

Brian L. Cantrell	69,152	309,801

R. Eberley Davis	88,078	394,589

Kirk D. Tholen	—	—

Thomas M. Wynne	101,629	455,298
(1)	Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2020. As a result of the cancellation of restricted units granted in 2019 and the cash settlement or cancellation of restricted units granted in 2018, the only restricted units that remain awarded under the LTIP at December 31, 2020 were the restricted units granted in 2020. Subject to our achieving financial performance targets, these units will vest on January 1, 2023. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP." All grants of restricted units under the LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

(2)	Stated values are based on $4.48 per unit, the closing price of our common units on December 31, 2020, the final market trading day of 2020.

Units Vested Table for 2020

	Unit Awards

	Number of Units
	Acquired on Vesting	Value Realized on
Name	(1)	Vesting (1)
Joseph W. Craft III	—	$—

Brian L. Cantrell	20,967	226,863

R. Eberley Davis	25,275	273,476

Kirk D. Tholen	—	—

Thomas M. Wynne	30,549	330,540
(1)	Amounts represent the number and value of restricted units granted under the LTIP that vested in 2020 and entitled the participants to receive ARLP common units. These units vested on January 1, 2020 and are valued at $10.82 per unit, the closing price on December 31, 2019, the final market trading day of 2019. Amounts presented in this table do not reflect the cash settlement in December 2020 of restricted units that were granted in 2018. The cash settlement of these units are included within the "All Other Compensation" column of the Summary Compensation Table for the 2020 year. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

Nonqualified Deferred Compensation Table for 2020

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals	Balance
	in Last Fiscal	in Last Fiscal	in Last Fiscal	in Last Fiscal	at Last Fiscal
Name	Year ($) (1)	Year ($) (2)	Year ($) (3)	Year ($) (1)	Year End ($) (4)
Joseph W. Craft III	$—	$—	$(1,647,672)	$—	$1,260,430

Brian L. Cantrell	—	40,056	(184,322)	—	181,059

R. Eberley Davis	—	74,180	(258,964)	—	272,285

Kirk D. Tholen	—	139,960	(28,144)	—	161,491

Thomas M. Wynne	—	70,744	(261,915)	—	271,103
(1)	Column not applicable.

(2)	Amounts represent awards of phantom units contributed to each Named Executive Officer's SERP notional account balance. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan." These amounts have also been included within the "All Other Compensation" column of the Summary Compensation Table for the 2020 year.

(3)	Amounts represent earnings accrued during 2020 on each Named Executive Officer's SERP notional account balance for additional phantom units as a result of quarterly distributions on our common units and changes in the market value of the notional account balance. Earnings were not above-market or preferential.

(4)	Amounts represent the Named Executive Officer's cumulative notional account balance of phantom units valued at $4.48, the closing price of our common units on December 31, 2020, the final market trading day of 2020. The amounts include aggregate phantom unit quarterly distributions, changes in market value and the following aggregate amounts contributed since inception to each Named Executive Officer's SERP notional account balance including the amounts contributed in the last fiscal year shown in the table above: Mr. Craft, $670,927; Mr. Cantrell, $383,984; Mr. Davis, $608,198; Mr. Tholen; $189,635; and Mr. Wynne, $527,632.

Narrative Discussion Relating to the Nonqualified Deferred Compensation Table for 2020

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

The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in "Item 11. Nonqualified Deferred Compensation Table for 2020" and the amounts each of the Named Executive Officers could receive under the LTIP have been previously disclosed in "Item 11. Outstanding Equity Awards at 2020 Fiscal Year End Table", in each case assuming the triggering event occurred on December 31, 2020.  In addition, if a Named Executive Officer's employment were terminated as a result of one of certain enumerated events in the SERP, the Named Executive Officer would receive an amount based on an allocation for the year of termination.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan" for additional information regarding the enumerated events and allocation determination.  The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

As noted above, the Tholen Employment Letter provides that if Mr. Tholen's employment is involuntarily terminated on or before December 31, 2022, other than for Good Cause (as defined in the Tholen Employment Letter), Mr. Tholen will receive a severance payment in an amount equal to two times Mr. Tholen's then-effective annual base salary plus his target STIP award, and any unpaid installment(s) of the one-time signing bonus described above, which as of December 31, 2020, would equal $3,000,000.

Director Compensation

The sole member of our general partner has the right to set the compensation of the directors of our general partner.  Typically, such compensation has been set by the Board of Directors upon recommendation of the Compensation Committee, and with the concurrence of Mr. Craft, who indirectly owns our general partner.  Mr. Craft and Mr. Wesley, our only employee directors, received no director compensation for 2020, and all compensation that Mr. Craft received in his capacity as an employee is set forth above within the Summary Compensation Table.  The directors of MGP devote 100% of their time as directors of MGP to the business of the ARLP Partnership.

Director Compensation Table for 2020

					Change in Pension
				Non-Equity	Value and
	Fees earned	Unit	Option	Incentive Plan	Nonqualified Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($) (2)(3)	($)(1)	($)(1)	Earnings ($)(1)	($)(1)	Total ($)
Robert J. Druten	$176,000	$4,006	$—	$—	$—	$—	$180,006
John H. Robinson	176,000	—	—	—	—	—	176,000
Wilson M. Torrence	196,000	3,290	—	—	—	—	199,290
Nick Carter	166,000	—	—	—	—	—	166,000
(1)	Columns are not applicable.

(2)	Amounts represent the grant date fair value of equity awards in 2020 related to deferrals of distributions earned on deferred units (computed pursuant to FASB ASC 718, using the same assumptions as used for financial reporting purposes and which are more fully described in "Item 8. Financial Statements and Supplementary Data—Note 17 – Common Unit-Based Compensation Plans"). Please see Narrative to Director Compensation Table, below.

(3)	At December 31, 2020, each director had the following number of "phantom" ARLP common units credited to his notional account under MGP's Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan"):

Directors
Deferred
Compensation
Name	Plan (in Units)
Robert J. Druten	11,384

John H. Robinson	—

Wilson M. Torrence	9,344

Nick Carter	—

Narrative to Director Compensation Table

Compensation for our non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis.  The annual retainer for calendar year 2020 was $166,000. Mr. Torrence also was entitled to cash compensation of $30,000 for service as Chairman of the Audit Committee, and Mr. Robinson and Mr. Druten also were entitled to additional cash compensation of $10,000 each for service as Chairman of the Compensation Committee and the Conflicts Committee, respectively.  Directors have the option to defer all or part of their cash compensation pursuant to the Directors' Deferred Compensation Plan by completing an election form prior to the beginning of each calendar year.  No director elected to defer cash compensation in 2020.

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

For 2020, our last completed fiscal year:

●	The median of the annual total compensation of all employees of our company (other than the CEO) was $72,549.
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table was $1.
●	Based on this information, for 2020 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 0.00001 to 1.

To determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2020, our employee population consisted of approximately 2,924 individuals with the vast majority of these individuals located in the United States. This population consisted of our full-time and part-time employees, as we do not have seasonal workers.
●	We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2020.
●	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since the vast majority of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.
●	After we identified our median employee, we combined all of the elements of such employee's compensation for the 2020 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $72,549, comprised of such employee's W-2 compensation of $66,602 and contributions in the amount of $5,947 that we made on the employee's behalf to our 401(k) plan for the 2020 year.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the "Total" column of our 2020 Summary Compensation Table.

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

The following table sets forth certain information as of February 10, 2021, regarding the beneficial ownership of common units held by (a) each director of our general partner, (b) each executive officer of our general partner identified in the Summary Compensation Table included in "Item 11. Executive Compensation" above, (c) all directors and executive officers as a group, and (d) each person known by our general partner to be the beneficial owner of 5% or more of our common units.  The address of our general partner and, unless otherwise indicated in the footnotes to the table below, each of the directors, executive officers and 5% unitholders reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119.  Unless otherwise indicated in the footnotes to the table below, the common units reflected as being beneficially owned by our general partner's directors and Named Executive Officers are held directly by such directors and officers.  The percentage of common units beneficially owned is based on 127,195,219 common units outstanding as of February 10, 2021.

		Percentage of Common
	Common Units	Units
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)	19,502,324	15.3%
Nick Carter	20,000	*
Robert J. Druten	25,628	*
John H. Robinson	18,462	*
Wilson M. Torrence	40,396	*
Charles R. Wesley III (2)	2,386,852	1.9%
Brian L. Cantrell	189,332	*
R. Eberley Davis	140,146	*
Robert J. Fouch	46,318	*
Robert G. Sachse	203,736	*
Kirk D. Tholen	—	*
Timothy J. Whelan	65,601	*
Thomas M. Wynne (3)	1,146,709	*
All directors and executive officers as a group (13 persons)	23,785,504	18.7%

5% Common Unit Holder
Kathleen S. Craft (4)	16,237,609	12.8%
*	Less than one percent.

(1)	The common units attributable to Mr. Craft consist of (i) 19,305,581 common units held directly by him, (ii) 168,602 common units attributable to Mr. Craft's spouse and (iii) 28,141 common units held by SGP (indirectly jointly owned by Mr. Craft and Kathleen S. Craft).

(2)	The common units attributable to Mr. Wesley consist of (i) 1,035,728 common units held directly by him and (ii) 1,351,124 common units held through trusts and other entities controlled by him.

(3)	The common units attributable to Mr. Wynne consist of (i) 795,673 common units held directly by him and (ii) 351,036 common units held through a trust and another entity controlled by him.

(4)	The common units attributable to Kathleen S. Craft consist of (i) 16,209,468 common units held directly by her and (ii) 28,141 common units held by SGP (indirectly jointly owned by Mr. Craft and Kathleen S. Craft).

Equity Compensation Plan Information

	Number of units to be issued upon		Number of units remaining
	exercise/vesting of outstanding	Weighted-average exercise	available for future issuance
	options, warrants and rights	price of outstanding options,	under equity compensation
Plan Category	as of December 31, 2020	warrants and rights	plans as of December 31, 2020
Equity compensation plans approved by unitholders:
Long-Term Incentive Plan	1,430,489	N/A	1,726,471
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	739,902	N/A	N/A
Directors' Deferred Compensation	20,728	N/A	N/A

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the related-party transactions discussed in "Item 8. Financial Statements and Supplementary Data— Note 11 — Partners' Capital and Note 21 — Related-Party Transactions," ARLP has the following additional related-party transactions:

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

Administrative Services

On April 1, 2010, effective January 1, 2010, ARLP entered into an Administrative Services Agreement with our general partner, our Intermediate Partnership, AGP, and Alliance Resource Holdings II, Inc. ("ARH II").  Under the Administrative Services Agreement, certain employees, including some executive officers, provided administrative services for AGP and ARH II and their respective affiliates.

Our partnership agreement provides that MGP and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, director fees and expenses, management's salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services.  MGP may determine in its sole discretion the expenses that are allocable to us.  Total costs billed to us by our general partner and its affiliates were approximately $0.7 million for the year ended December 31, 2020.  The executive officers of our general partner are employees of and paid by Alliance Coal, and the reimbursement we pay to our general partner pursuant to the partnership agreement does not include any compensation expenses associated with them.

JC Land

Our subsidiary, ASI, has a time-sharing agreement with Mr. Craft and Mr. Craft's affiliate, JC Land, LLC ("JC Land"), concerning their use of aircraft owned by Alliance Service, Inc. ("ASI") for purposes other than our business.  In accordance with the provisions of that agreement, Mr. Craft and JC Land paid ASI $0.04 million for the year ended December 31, 2020 for use of the aircraft.  In addition, Alliance Coal has a time-sharing agreement with JC Land concerning Alliance Coal's use of an airplane owned by JC Land.  In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.1 million for the year ended December 31, 2020 for use of the aircraft.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots hired by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.  JC Land paid us $0.3 million in 2020 pursuant to this agreement.  Separately, we billed JC Land $0.3 million during 2020 for fuel, maintenance, pilot travel, etc. paid by us on their behalf.

JC Resources

Effective March 2020, Alliance Royalty, LLC ("Alliance Royalty")  entered into an expense reimbursement agreement with Mr. Craft's affiliate, JC Resources LP ("JC Resources") regarding the salaries of the oil & gas technical personnel hired by Alliance Coal in 2020.  During 2020, Alliance Royalty was reimbursed $0.5 million by JC Resources.  We do not expect further reimbursement from JC Resources as the agreement was not extended into 2021.

SGP Land/Craft Foundations

In 2001, SGP Land, LLC as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining.  Under the terms of the lease, MC Mining was required to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments had been paid. The cumulative annual minimum lease requirement of $6.0 million was met in 2015.  MC Mining paid no earned royalties in 2020 and paid $0.3 million and $0.1 million in 2019 and 2018 respectively.  As of January 1, 2019 the property subject to this lease is owned by the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation, an undivided one-half interest each (the "Craft Foundations").

SGP/Craft Foundations

Tunnel Ridge has a surface land lease with SGP with an annual payment of $0.2 million, payable in January of each year. As of January 1, 2019 the property subject to this lease is owned by the Craft Foundations, an undivided one-half interest each.

Omnibus Agreement

We are party to an omnibus agreement with Alliance Resource Holdings, Inc. ("ARH"), MGP and AGP, which govern potential competition among us and the other parties to this agreement.  Pursuant to the terms of the omnibus agreement, ARH and AGP agreed, and caused their controlled affiliates to agree, for so long as management controls MGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless it first offers us the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors, with the concurrence of its Conflicts Committee, elects to cause us not to pursue such opportunity or acquisition. In addition, ARH has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided ARH offers us the opportunity to purchase the coal assets following their acquisition.  The restriction does not apply to the assets retained and business conducted by ARH at the closing of our initial public offering.  Except as provided above, ARH and AGP and their controlled affiliates are prohibited from engaging in activities wherein they compete directly with us.  In addition to its non-competition provisions, the agreement also provides for indemnification of us against liabilities associated with certain assets and businesses of ARH that were disposed of or liquidated prior to consummating our initial public offering.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young LLP is our independent registered public accounting firm.  The following table sets forth fees paid to Ernst & Young LLP during the years ended December 31, 2020 and 2019:

	2020	2019

	(in thousands)
Audit Fees (1)	$1,349	$1,175
Audit-related fees (2)	—	—
Tax fees (3)	339	398
All other fees	—	—
Total	$1,688	$1,573
(1)	Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

(2)	Audit-related fees include fees related to acquisition due diligence and accounting consultations.

(3)	Tax fees consist primarily of services rendered for tax compliance, tax advice, and tax planning.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements and Supplementary Data.

(a)(2)Financial Statement Schedule.

Schedule I – Condensed Financial Information of Registrant	135

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)          The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

2.1	Simplification Agreement, dated as of February 22, 2018, by and among Alliance Holdings GP, L.P., Alliance GP, LLC, Wildcat GP Merger Sub, LLC, MGP II, LLC, ARM GP Holdings, Inc., New AHGP GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC and Alliance Resource GP, LLC.	8-K	000-26823 18634680	2.1	02/23/2018

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.3	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017
3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.5	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.6	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634680	3.9	02/23/2018

3.7	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.3	06/06/2018

3.8	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of June 1, 2018.	8-K	000-26823 1883834	3.4	06/06/2018

3.9	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.5	06/06/2018

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC, dated as of May 31, 2018.	8-K	000-26823 1883834	3.7	06/06/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., included in this Exhibit Index as Exhibit 3.1).	8-K	000-26823 17990766	3.2	07/28/2017

4.2	Indenture, dated as of April 24, 2017, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	000-26823 17798539	4.1	04/24/2017

4.3	Form of 7.500% Senior Note due 2025 (included in Exhibit 4.2).	8-K	000-26823 17778550	4.1	04/24/2017

4.4	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934.					☑

10.1	Note Purchase Agreement, dated as of August 16, 1999, among Alliance Resource GP, LLC and the purchasers named therein.	10-K	000-26823 583595	10.2	03/29/2000

10.2	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-26823 11823116	10.1	05/09/2011

10.3	Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 1782487	10.25	11/13/2001

10.4	First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 02827517	10.32	11/14/2002

10.5	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.6	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.7	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.8	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.9(1)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

10.10(1)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.11(1)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.12(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.13(1)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.14	Guaranty by Alliance Resource Partners, L.P. dated March 16, 2012	10-Q	000-26823 12825281	10.3	05/09/2012

10.15(2)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-26823 12825281	10.1	05/09/2012

10.16(2)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.	10-Q/A	000-26823 12947715	10.2	07/05/2012

10.17	Amended and Restated Charter for the Audit Committee of the Board of Directors dated February 23, 2009	10-K	000-26823 09647063	10.35	03/02/2009

10.18	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.19	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.20(1)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

10.21(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.22(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.23(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

10.24	Note Purchase Agreement, 6.28% Senior Notes Due June 26, 2015, and 6.72% Senior Notes due June 26, 2018, dated as of June 26, 2008, by and among Alliance Resource Operating Partners, L.P. and various investors	8-K	000-26823 08928968	10.1	07/01/2008

10.25	First Amendment, dated as of June 26, 2008, to the Note Purchase Agreement, dated August 16, 1999, 8.31% Senior Notes due August 20, 2014, by and among Alliance Resource Operating Partners, L.P. (as successor to Alliance Resource GP, LLC) and various investors	8-K	000-26823 08928968	10.2	07/01/2008

10.26(1)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 09647063	10.52	03/02/2009

10.27(1)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

10.28(1)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	02/28/2011

10.29	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.30(2)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-26823 091164883	10.2	11/06/2009

10.31	Amended and Restated Charter for the Compensation Committee of the Board of Directors dated February 23, 2010.	10-K	000-26823 10638795	10.49	02/26/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.32	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-26823 101000555	10.1	08/09/2010

10.33	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-26823 101000555	10.2	08/09/2010

10.34	Purchase and Sale Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as buyer and Alliance Coal, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, River View Coal, LLC, Sebree Mining, LLC, Tunnel Ridge, LLC and White County Coal, LLC, as originators	8-K	000-26823 141277053	10.1	12/10/2014

10.35	Sale and Contribution Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as seller and AROP Funding, LLC, as buyer	8-K	000-26823 141277053	10.2	12/10/2014

10.36	Receivables Financing Agreement, dated as of December 5, 2014, among Borrower, PNC Bank, National Association, as administrative agent as well as the letter of credit bank, the persons from time to time party thereto as lenders, the persons from time to time party thereto as letter of credit participants, and Alliance Coal, LLC, as initial servicer	8-K	000-26823 141277053	10.3	12/10/2014

10.37	Performance Guaranty, dated as of December 5, 2014, by AROP in favor of PNC Bank, National Association, as administrative agent	8-K	000-26823 141277053	10.4	12/10/2014

10.38	Master Lease Agreement, dated as of October 29, 2015, between Alliance Resource Operating Partners, L.P., Hamilton County Coal, LLC and White Oak Resources LLC, as lessees, and PNC Equipment Finance, LLC and the other lessors named therein.	8-K	000-26823 151198024	10.1	11/04/2015

10.39(1)	The Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan as amended by the Third Amendment and Fourth Amendment	10-K	000-26823 161460619	10.46	02/26/2016

10.40	First Amendment to the Receivables Financing Agreement, dated as of December 4, 2015	10-Q	000-26823 161634229	10.1	05/10/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.41	Second Amendment to the Receivables Financing Agreement, dated as of February 24, 2016	10-Q	000-26823 161634229	10.2	05/10/2016

10.42	Joinder Agreement, dated as of February 24, 2016, among Warrior Coal, LLC, Webster County Coal, LLC, White Oak Resources LLC and Hamilton County Coal, LLC, dated as of February 24, 2016	10-Q	000-26823 161634229	10.3	05/10/2016

10.43	Fourth Amended and Restated Credit Agreement, dated as of January 27, 2017, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 17567534	10.1	02/02/2017

10.44	First Amendment to Note Purchase Agreement, dated as of January 27, 2017, by and among Alliance Resource Operating Partners, L.P. and the subsidiary guarantors and various investors named therein.	8-K	000-26823 17567534	10.2	02/02/2017

10.45	Third Amendment to the Receivables Financing Agreement, dated as of December 2, 2016	10-K	000-26823 17636362	10.45	02/24/2017

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

		8-K	000-26823 17750742	10.1	04/07/2017

10.47	Fourth Amendment to the Receivables Financing Agreement, dated as of November 27, 2017	10-K	000-26823 18634680	10.47	02/23/2018

10.48	Fifth Amendment to the Receivables Financing Agreement, dated as of January 17, 2018	10-K	000-26823 18634680	10.48	02/23/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.49	Contribution Agreement, dated as of July 28, 2017, by and among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, ARM GP Holdings, Inc., MGP II, LLC and Alliance Holdings GP, L.P.	8-K	000-26823 17990766	10.1	07/28/2017

10.50	First Amendment to Contribution Agreement, dated as of May 31, 2018, by and among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, ARM GP Holdings, Inc., MGP II, LLC and Alliance Holdings GP, L.P.	8-K	000-26823 18883834	10.1	06/06/2018

10.51	Sixth Amendment to the Receivables Financing Agreement, dated as of June 19, 2018	10-Q	000-26823 18994075	10.2	08/06/2018

10.52	Seventh Amendment to the Receivables Financing Agreement, dated as of January 16, 2019	10-K	000-26823 19624803	10.52	02/22/2019

10.53	Subscription Agreement for Partnership Interest - General Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals, LP and AllDale Mineral Management, LLC.	10-K	000-26823 19624803	10.53	02/22/2019

10.54	Subscription Agreement for Partnership Interest - Limited Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals, LP and AllDale Mineral Management, LLC.	10-K	000-26823 19624803	10.54	02/22/2019

10.55	Subscription Agreement for Partnership Interest - General Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals II, LP and AllDale Mineral Management II, LLC.	10-K	000-26823 19624803	10.55	02/22/2019

10.56	Subscription Agreement for Partnership Interest - Limited Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals II, LP and AllDale Mineral Management II, LLC.	10-K	000-26823 19624803	10.56	02/22/2019

10.57	AllDale Minerals, LP Joinder Agreements dated January 3, 2019 by and among Alliance Royalty, LLC, AllRoy GP, LLC and AllDale Minerals, LP.	10-K	000-26823 19624803	10.57	02/22/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.58	AllDale Minerals II, LP Joinder Agreements dated January 3, 2019 by and among Alliance Royalty, LLC, AllRoy GP, LLC and AllDale Minerals II, LP.	10-K	000-26823 19624803	10.58	02/22/2019

10.59	Purchase and Sale Agreement by and between Wing Resources LLC, and Wing Resources II LLC, as sellers, and Alliance Resource Partners, L.P., as buyer, dated as of June 21, 2019.	10-Q	000-26823 19997858	10.1	08/05/2019

10.60	Eighth Amendment to the Receivables Financing Agreement, dated as of October 22, 2019.	10-Q	000-26823 191192460	10.2	11/05/2019

10.61	Employment letter to Kirk Tholen, dated October 21, 2019.	10-K	000-26823 20636450	10.61	02/20/2020

10.62	Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 20711345	10.1	03/13/2020

10.63	Fifth Amendment to the Alliance Coal and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan.	8-K	000-26823 201385345	10.1	12/14/2020

10.64	Ninth Amendment to the Receivables Financing Agreement, dated as of January 15, 2021.					☑

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers	10-K	000-26823 13656028	14.1	03/01/2013

21.1	List of Subsidiaries.					☑

23.1	Consent of Ernst & Young LLP.					☑

23.2	Consent of Netherland, Sewell & Associates, Inc.					☑

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer and Chairman of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☑

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☑

95.1	Federal Mine Safety and Health Act Information					☑

99.1	Report of Netherland, Sewell & Associates, Inc., dated January 14, 2021					☑

101	Interactive Data File (Form 10-K for the year ended December 31, 2020 filed in Inline XBRL).					☑

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					☑

* Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

(1)	Denotes management contract or compensatory plan or arrangement.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act, as amended, and the omitted material has been separately filed with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 23, 2021.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft III
Joseph W. Craft III
President, Chief Executive
Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Craft III	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 23, 2021
Joseph W. Craft III

/s/ Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2021
Brian L. Cantrell

/s/ Robert J. Fouch	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021
Robert J. Fouch

/s/ Nick Carter	Director	February 23, 2021
Nick Carter

/s/ Robert J. Druten	Director	February 23, 2021
Robert J. Druten

/s/ John H. Robinson	Director	February 23, 2021
John H. Robinson

/s/ Wilson M. Torrence	Director	February 23, 2021
Wilson M. Torrence

/s/ Charles R. Wesley	Executive Vice President and Director	February 23, 2021
Charles R. Wesley