Form 10-Q
period 2021-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2021-05-07
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, 127,195,219 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,443	$55,574
Trade receivables	116,333	104,579
Other receivables	2,496	3,481
Inventories, net	84,981	56,407
Advance royalties	3,293	4,168
Prepaid expenses and other assets	15,268	21,565
Total current assets	256,814	245,774
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,575,120	3,554,090
Less accumulated depreciation, depletion and amortization	(1,807,897)	(1,753,845)
Total property, plant and equipment, net	1,767,223	1,800,245
OTHER ASSETS:
Advance royalties	65,101	56,791
Equity method investments	26,907	27,268
Goodwill	4,373	4,373
Operating lease right-of-use assets	15,100	15,004
Other long-term assets	15,662	16,561
Total other assets	127,143	119,997
TOTAL ASSETS	$2,151,180	$2,166,016

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$60,140	$47,511
Accrued taxes other than income taxes	22,563	25,054
Accrued payroll and related expenses	31,984	28,524
Accrued interest	12,572	5,132
Workers' compensation and pneumoconiosis benefits	10,646	10,646
Current finance lease obligations	784	766
Current operating lease obligations	1,837	1,854
Other current liabilities	15,153	21,919
Current maturities, long-term debt, net	55,630	73,199
Total current liabilities	211,309	214,605
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	485,071	519,421
Pneumoconiosis benefits	105,650	105,068
Accrued pension benefit	42,842	46,965
Workers' compensation	47,015	47,521
Asset retirement obligations	122,060	121,487
Long-term finance lease obligations	1,255	1,458
Long-term operating lease obligations	13,260	13,078
Other liabilities	22,812	24,146
Total long-term liabilities	839,965	879,144
Total liabilities	1,051,274	1,093,749

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,174,036	1,148,565
Accumulated other comprehensive loss	(85,443)	(87,674)
Total ARLP Partners' Capital	1,088,593	1,060,891
Noncontrolling interest	11,313	11,376
Total Partners' Capital	1,099,906	1,072,267
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,151,180	$2,166,016

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
SALES AND OPERATING REVENUES:
Coal sales	$287,487	$314,637
Oil & gas royalties	13,999	14,239
Transportation revenues	11,068	4,739
Other revenues	6,068	17,148
Total revenues	318,622	350,763

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	196,520	234,342
Transportation expenses	11,068	4,739
General and administrative	15,504	13,438
Depreciation, depletion and amortization	59,202	73,921
Asset impairments	—	24,977
Goodwill impairment	—	132,026
Total operating expenses	282,294	483,443

INCOME (LOSS) FROM OPERATIONS	36,328	(132,680)

Interest expense (net of interest capitalized for the three months ended March 31, 2021 and 2020 of $86 and $557, respectively)	(10,396)	(12,279)
Interest income	17	52
Equity method investment income	62	451
Other expense	(1,197)	(356)
INCOME (LOSS) BEFORE INCOME TAXES	24,814	(144,812)

INCOME TAX BENEFIT	(12)	(105)

NET INCOME (LOSS)	24,826	(144,707)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(78)	(76)

NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$24,748	$(144,783)

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.19	$(1.14)

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	127,072,308

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

NET INCOME (LOSS)	$24,826	$(144,707)

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	47	46
Amortization of net actuarial loss (1)	1,141	1,064
Total defined benefit pension plan adjustments	1,188	1,110

Pneumoconiosis benefits
Amortization of net actuarial loss (gain) (1)	1,043	(172)
Total pneumoconiosis benefits adjustments	1,043	(172)

OTHER COMPREHENSIVE INCOME	2,231	938

COMPREHENSIVE INCOME (LOSS)	27,057	(143,769)

Less: Comprehensive income attributable to noncontrolling interest	(78)	(76)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ARLP	$26,979	$(143,845)
(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 13 and 15 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES	$54,647	$78,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(31,437)	(50,364)
Change in accounts payable and accrued liabilities	7,200	(3,612)
Proceeds from sale of property, plant and equipment	1,139	2,500
Distributions received from investments in excess of cumulative earnings	361	142
Net cash used in investing activities	(22,737)	(51,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	—	12,800
Payments under securitization facility	(17,800)	(28,200)
Payments on equipment financings	(4,239)	(3,225)
Borrowings under revolving credit facilities	10,000	70,000
Payments under revolving credit facilities	(42,500)	(25,000)
Borrowings from line of credit	1,830	—
Payments on finance lease obligations	(185)	(1,510)
Payment of debt issuance costs	(6)	(5,758)
Payments for taxes related to net settlement of issuance of units in deferred compensation plans	—	(1,310)
Distributions paid to Partners	—	(51,753)
Other	(141)	(288)
Net cash used in financing activities	(53,041)	(34,244)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,131)	(6,859)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,574	36,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,443	$29,623

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,094	$4,533

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$12,931	$10,892
Right-of-use assets acquired by operating lease	$—	$195
Market value of common units issued under deferred compensation plans before tax withholding requirements	$—	$3,837

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Condensed Consolidated Financial Statements

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the coal mining operations of Alliance Resource Operating Partners, L.P.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for the oil and gas minerals interests of Alliance Resource Operating Partners, L.P.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC (the land holding company for certain coal mineral interests of Alliance Resource Operating Partners, L.P.) including the subsidiaries of Alliance Resource Properties, LLC.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2021 and December 31, 2020 and the results of our operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2021 and 2020.  All intercompany transactions and accounts have been eliminated.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all the information normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2021.

Use of Estimates

The preparation of the ARLP Partnership's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements.  Actual results could differ from those estimates.

2.LONG-LIVED ASSET IMPAIRMENTS

During the three months ended March 31, 2020, we recorded $23.5 million of non-cash asset impairment charges in our Illinois Basin Coal Operations segment due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment at our idled operations and greenfield coal reserves as a result of weakened coal market conditions. During the same period, we also recorded an asset impairment charge of $1.5 million in our Coal Royalties segment due to a decrease in the fair value of greenfield coal reserves held by Alliance Resource Properties near our coal mining operations in the Illinois Basin. See Note 16 – Segment Information for more information about our segments.

The fair values of the impaired assets were determined using a market approach, which represents Level 3 fair value measurements under the fair value hierarchy.  The fair value analysis used assumptions regarding the marketability of certain mining and reserve assets near our Illinois Basin coal mining operations.

3.GOODWILL IMPAIRMENT

During the three months ended March 31, 2020, we considered whether an interim test of our consolidated goodwill of $136.4 million was necessary.  Our consolidated goodwill included $132.0 million recorded in our Illinois Basin Coal Operations segment in conjunction with our acquisition of the Hamilton County Coal, LLC ("Hamilton") mine on July 31, 2015.  We assessed certain events and changes in circumstances, including a) adverse industry and market developments, including the impact of the COVID-19 pandemic, b) our response to these developments, including temporarily ceasing production at several mines, including our Hamilton mine and c) our actual performance during the quarter.  After consideration of these events and changes in circumstances, we performed an interim test of the goodwill associated with Hamilton comparing Hamilton's carrying amount to its fair value.

We estimated the fair value of Hamilton using an income approach utilizing a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, forward coal prices, operating expenses, capital expenditures and a weighted average cost of capital.  Our forecasts of future cash flows considered market conditions at the time of the assessment and our estimate of the mine's performance in future years based on the information available to us. Key assumptions used in our valuation were not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The fair value of Hamilton was determined to be below its carrying amount (including goodwill) by more than the recorded balance of goodwill associated with the mine.  Accordingly, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill associated with Hamilton.  This impairment charge reduced our consolidated goodwill balance to $4.4 million. During the three months ended March 31, 2020, we also performed an interim test on ARLP's remaining goodwill balances not associated with Hamilton and concluded no impairment was necessary for our other reporting units.

4.CONTINGENCIES

We are party to litigation that has been initiated against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and Kentucky Wage and Hour Act due to an alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  The plaintiffs seek class or collective action certification.  Because the litigation of these matters is in the early stages, we cannot reasonably estimate a range of potential exposure at this time.  We believe the plaintiffs’ claims are without merit and our ultimate exposure, if any, will not be material to our results of operations or financial position and we intend to defend the litigation vigorously.  However, if our current belief that the claims are without merit is not upheld, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

We also have various other lawsuits, claims and regulatory proceedings incidental to our business that are pending against the ARLP Partnership.  We record an accrual for a potential loss related to these matters when, in management's opinion, such loss is probable and reasonably estimable.  Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.  However, if the results of these matters are different from management's current expectations and in amounts greater than our accruals, such matters could have a material adverse effect on our business and operations.

5.INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)

Coal	$49,804	$19,756
Supplies (net of reserve for obsolescence of $5,545 and $5,547, respectively)	35,177	36,651
Total inventories, net	$84,981	$56,407

6.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$514,321	$—	$—	$518,317	$—
Total	$—	$514,321	$—	$—	$518,317	$—

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

7.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020

	(in thousands)
Revolving credit facility	$55,000	$87,500	$(6,634)	$(7,196)
Senior notes	400,000	400,000	(3,735)	(3,964)
Securitization facility	38,100	55,900	—	—
May 2019 equipment financing	4,113	4,956	—	—
November 2019 equipment financing	39,814	42,367	—	—
June 2020 equipment financing	12,213	13,057	—	—
Line of credit	1,830	—	—	—
	551,070	603,780	(10,369)	(11,160)
Less current maturities	(55,630)	(73,199)	—	—
Total long-term debt	$495,440	$530,581	$(10,369)	$(11,160)

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas minerals assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 2.97% as of March 31, 2021.  On March 31, 2021, we had $21.8 million of letters of credit outstanding with $461.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.43 to 1.0, 8.67 to 1.0 and 0.39 to 1.0, respectively, for the trailing twelve months ended March 31, 2021.  We remained in compliance with the covenants of the Credit Agreement as of March 31, 2021 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2021, we extended the term of the Securitization Facility to January 2022 and reduced the borrowing availability under the facility to $60.0 million.  The Securitization Facility was previously scheduled to mature in January 2021.  On March 31, 2021, we had a $38.1 million outstanding balance under the Securitization Facility.

May 2019 Equipment Financing.  On May 17, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $10.0 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "May 2019 Equipment Financing"). The May 2019 Equipment Financing contains customary terms and events of default and provides for thirty-six monthly payments with an implicit interest rate of 6.25%, maturing on May 1, 2022. Upon maturity, the equipment will revert to the Intermediate Partnership.

November 2019 Equipment Financing.  On November 6, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $53.1 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "November 2019 Equipment Financing").  The November 2019 Equipment Financing contains customary terms and events of default and an implicit interest rate of 4.75%, providing for a four-year term with forty-seven monthly payments of $1.0 million and a balloon payment of $11.6 million upon maturity on November 6, 2023.  Upon maturity, the equipment will revert to the Intermediate Partnership.

June 2020 Equipment Financing.  On June 5, 2020, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $14.7 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "June 2020 Equipment Financing"). The June 2020 Equipment Financing contains customary terms and events of default and provides for forty-eight monthly payments with an implicit interest rate of 6.1%, maturing on June 5, 2024. Upon maturity, the equipment will revert to the Intermediate Partnership.

Line of Credit.  On February 19, 2021, we entered into a line of credit arrangement with a related party for $5.0 million.  The line of credit has a maturity date of February 28, 2023, with an option to extend it for an additional six months and accrue interest at an annual rate of 3.50%.  Interest is payable quarterly commencing March 31, 2021, and continuing each March 31, June 30, September 30 and December 31 thereafter through and including February 28, 2023.  The agreement contains customary terms and events of default and is guaranteed by ARLP.  We utilize the line of credit, as appropriate, for capital expenditures and investments.  As of March 31, 2021, we had drawn $1.8 million under this agreement.

8.VARIABLE INTEREST ENTITIES

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

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	92,780	3,865

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

AllDale III

In February 2017, Alliance Minerals committed to directly invest $30.0 million in AllDale Minerals III, LP ("AllDale III") which was created for similar investment purposes as AllDale I & II.  Alliance Minerals completed funding of this commitment in 2018. Alliance Minerals' limited partner interest in AllDale III is 13.9%.

The AllDale III Partnership Agreement includes a 25% profits interest for the general partner, subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 "catch-up" provision for the general partner.

Since AllDale III is structured as a limited partnership with the limited partners 1) not having the ability to remove the general partner and 2) not participating significantly in the operational decisions, we concluded that AllDale III is a VIE.  We are not the primary beneficiary of AllDale III as we do not have the power to direct the activities that most significantly impact AllDale III's economic performance.  We account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure. See Note 9 – Investment for more information.

9.INVESTMENT

AllDale III

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Beginning balance	$27,268	$28,529
Equity method investment income	62	451
Distributions received	(423)	(593)
Other	—	(273)
Ending balance	$26,907	$28,114

10.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2020 and 2021 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2020	$0.4000	$51,753
Total	$0.4000	$51,753

May 14, 2021 (1)	$0.1000	$—
Total	$0.1000	$—
(1)	On April 26, 2021, we declared this quarterly distribution payable on May 14, 2021 to all unitholders of record as of May 7, 2021.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the three months ended March 31, 2021.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million. The remaining authorized amount for unit repurchases under this program is $6.5 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the three months ended March 31, 2021 and 2020:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2021	127,195,219	$1,148,565	$(87,674)	$11,376	$1,072,267
Comprehensive income:
Net income	—	24,748	—	78	24,826
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive income					27,057
Common unit-based compensation	—	723	—	—	723
Distributions from consolidated company to noncontrolling interest	—	—	—	(141)	(141)
Balance at March 31, 2021	127,195,219	$1,174,036	$(85,443)	$11,313	$1,099,906

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Loss	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2020	126,915,597	$1,331,482	$(77,993)	$11,935	$1,265,424
Comprehensive income (loss):
Net income (loss)	—	(144,783)	—	76	(144,707)
Actuarially determined long-term liability adjustments	—	—	938	—	938
Total comprehensive loss					(143,769)
Settlement of deferred compensation plans	279,622	(1,310)	—	—	(1,310)
Common unit-based compensation	—	(527)	—	—	(527)
Distributions on deferred common unit-based compensation	—	(986)	—	—	(986)
Distributions from consolidated company to noncontrolling interest	—	—	—	(288)	(288)
Distributions to Partners	—	(50,767)	—	—	(50,767)
Other	—	(273)	—	—	(273)
Balance at March 31, 2020	127,195,219	$1,132,836	$(77,055)	$11,723	$1,067,504

11.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 16 – Segment Information.

	Coal Operations		Royalties
	Illinois				Other and
	Basin	Appalachia	Oil & Gas	Coal	Corporate	Elimination	Consolidated

	(in thousands)
Three Months Ended March 31, 2021

Coal sales	$182,641	$104,846	$—	$—	$—	$—	$287,487
Oil & gas royalties	—	—	13,999	—	—	—	13,999
Coal royalties	—	—	—	11,301	—	(11,301)	—
Transportation revenues	7,680	3,388	—	—	—	—	11,068
Other revenues	613	385	21	—	7,768	(2,719)	6,068
Total revenues	$190,934	$108,619	$14,020	$11,301	$7,768	$(14,020)	$318,622

Three Months Ended March 31, 2020

Coal sales	$199,098	$115,539	$—	$—	$—	$—	$314,637
Oil & gas royalties	—	—	14,239	—	—	—	14,239
Coal royalties	—	—	—	11,371	—	(11,371)	—
Transportation revenues	3,856	883	—	—	—	—	4,739
Other revenues	918	11,681	24	5	7,379	(2,859)	17,148
Total revenues	$203,872	$128,103	$14,263	$11,376	$7,379	$(14,230)	$350,763

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2021 and disaggregated by segment and contract duration.

				2024 and
	2021	2022	2023	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$568,438	$329,389	$228,120	$181,250	$1,307,197
Appalachia Coal Operations coal revenues	265,808	142,099	—	—	407,907
Total coal revenues (1)	$834,246	$471,488	$228,120	$181,250	$1,715,104

(1) Coal revenues generally consists of consolidated revenues excluding our Oil & Gas Royalties segment as well as intercompany revenues from our Coal Royalties segment.

12.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit ("EPU").  Net income attributable to ARLP is allocated to limited partners and participating securities under deferred compensation plans, which include rights to nonforfeitable distributions or distribution equivalents.  Net losses attributable to ARLP are allocated to limited partners but not to participating securities.  Our participating securities are outstanding restricted unit awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan").

The following is a reconciliation of net income (loss) attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands, except per unit data)
Net income (loss) attributable to ARLP	$24,748	$(144,783)

Less:
Distributions to participating securities	(218)	—
Undistributed earnings attributable to participating securities	(200)	—

Net income (loss) attributable to ARLP available to limited partners	$24,330	$(144,783)

Weighted-average limited partner units outstanding – basic and diluted	127,195	127,072

Earnings per limited partner unit - basic and diluted (1)	$0.19	$(1.14)
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,237 and 851 for the three months ended March 31, 2021 and 2020, respectively, were considered anti-dilutive under the treasury stock method.

13.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Beginning balance	$54,739	$53,384
Accruals increase	1,672	1,748
Payments	(2,410)	(2,571)
Interest accretion	232	319
Ending balance	$54,233	$52,880

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of March 31, 2021 are $7.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Service cost	$1,031	$878
Interest cost (1)	636	750
Net amortization (1)	1,043	(172)
Net periodic benefit cost	$2,710	$1,456
(1)	Interest cost and net amortization are included in the Other expense line item within our condensed consolidated statements of income.

14.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

We maintain the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  As part of our LTIP, unit awards of non-vested "phantom" or notional units, also referred to as "restricted units", may be granted which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Certain awards may also contain a minimum-value guarantee payable in ARLP common units or cash.  Annual grant levels, vesting provisions and minimum-value guarantees of restricted units for designated participants are recommended by Mr. Craft, subject to review and approval of the compensation committee of the MGP board of directors (the "Compensation Committee").  Vesting of all restricted units outstanding is subject to the satisfaction of certain financial tests. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously expensed amounts for that grant are reversed and no future expense will be recognized for that grant.  Assuming the financial tests are met, grants of restricted units issued to LTIP participants are generally expected to cliff vest on January 1st of the third year following issuance of the grants.  We expect to settle restricted unit grants by delivery of newly-issued ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  We account for forfeitures of non-vested LTIP restricted unit grants as they occur.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP restricted unit awards, all non-vested restricted units include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with value equal to the cash distributions we make to unitholders during the vesting period. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously paid DER amounts for that grant are reversed from Partners’ Capital and recorded as compensation expense and any future DERs, for that grant, if any, will be recognized as compensation expense when paid.

A summary of non-vested LTIP grants as of and for the three months ended March 31, 2021 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2021	1,430,489	5.02	$6,409
Forfeited	(5,823)	5.02
Non-vested grants at March 31, 2021	1,424,666	5.02	8,263

LTIP expense for grants of restricted units was $0.7 million and $(0.7) million for the three months ended March 31, 2021 and 2020, respectively.  LTIP expense for grants of restricted units for the three months ended March 31, 2020 includes the reversal of $4.8 million of cumulative previously recognized expense for the 2019 Grants, which were determined to be not probable of vesting, offset in part by related DERs for the 2019 Grants previously recorded to equity and then expensed.

The total obligation associated with LTIP grants of restricted units as of March 31, 2021 was $2.1 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  As of March 31, 2021, there was $5.1 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.8 years.

On April 22, 2021, the Compensation Committee also authorized additional grants of 1,833,190 restricted units, of which 1,818,190 units were granted.  The new grants are subject to both a service and performance requirement and contain minimum-value guarantees.

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

Total SERP and Directors' Deferred Compensation Plan expense was $0.04 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021, there were 760,630 total phantom units outstanding under the SERP and Directors' Deferred Compensation Plan with a weighted average grant date fair value of $22.04 per unit and a total intrinsic value of $4.4 million.  As of March 31, 2021, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $16.8 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

15.COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

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

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Interest cost	$860	$1,054
Expected return on plan assets	(1,671)	(1,492)
Amortization of prior service cost	47	46
Amortization of net loss	1,141	1,064
Net periodic benefit cost (1)	$377	$672
(1)	Net periodic benefit cost for the Pension Plan is included in the Other expense line item within our condensed consolidated statements of income.

During the three months ended March 31, 2021, we made contribution payments totaling $3.3 million to the Pension Plan for the 2020 plan year.  As a result of certain pension plan contribution relief provided by the American Rescue Plan Act enacted in March 2021, we do not expect to make additional contributions to the Pension Plan during 2021 or 2022.

16.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests.  We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties.  We also have an "all other" category referred to as Other and Corporate.

Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia and a coal loading terminal in Indiana on the Ohio River.    Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins. The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal reserves controlled by Alliance Resource Properties, which are either (a) leased to certain of our coal mining entities or (b) unleased but near our coal mining operations.

Beginning in the first quarter of 2021, we began to strategically view and manage our coal royalty activities separately from our coal mining operations since acquiring and managing a variety of royalty producing assets have similar management attributes.  As a result, we restructured our reportable segments to better reflect this strategic view in how we manage our business and allocate resources.  Prior periods have been recast to include Alliance Resource Properties within our new Coal Royalties reportable segment with offsetting recast adjustments primarily to our coal operations reportable segments and to a lesser extent, our Other and Corporate category.  Our reported eliminations were recast also to reflect intercompany royalty revenues and offsetting intercompany royalty expense resulting from our new Coal Royalties reportable segment.

The Illinois Basin Coal Operations reportable segment includes currently operating mining complexes (a) the Gibson County Coal, LLC ("Gibson") mining complex, which includes the Gibson South mine, (b) the Warrior Coal, LLC ("Warrior") mining complex, (c) the River View Coal, LLC ("River View") mining complex and (d) the Hamilton mining complex. The Illinois Basin Coal Operations reportable segment also includes our currently operating Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana on the Ohio River.   Our Coal Royalties reportable segment discussed below, controls other coal reserves near our Illinois Basin operations which have not yet been leased to our Illinois Basin mining entities.

The Illinois Basin Coal Operations reportable segment also includes Mid-America Carbonates, LLC ("MAC") and other support services as well as non-operating mining complexes including (a) the Gibson North mine, which ceased production in the fourth quarter of 2019, (b) Webster County Coal, LLC's Dotiki mining complex, (c) White County Coal, LLC's Pattiki mining complex, (d) Hopkins County Coal, LLC's mining complex, and (e) Sebree Mining, LLC's mining complex.

The Appalachia Coal Operations reportable segment includes currently operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC mining complex and (c) the MC Mining, LLC ("MC Mining") mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant. Our Coal Royalties reportable segment discussed below, controls the Penn Ridge coal reserves near our Tunnel Ridge operations which have not yet been leased to Tunnel Ridge.

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III (Note 9 – Investment) and Cavalier Minerals.

The Coal Royalties reportable segment includes coal reserves controlled by Alliance Resource Properties, that are either (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) near our coal mining operations but not yet leased to our coal mining entities. About two thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

Other and Corporate includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 7 – Long-Term Debt).

Reportable segment results are presented below.

	Coal Operations		Royalties
	Illinois				Other and	Elimination
	Basin	Appalachia	Oil & Gas	Coal	Corporate	(1)	Consolidated

	(in thousands)
Three Months Ended March 31, 2021

Revenues - Outside	$190,934	$108,619	$14,020	$—	$5,049	$—	$318,622
Revenues - Intercompany	—	—	—	11,301	2,719	(14,020)	—
Total revenues (2)	190,934	108,619	14,020	11,301	7,768	(14,020)	318,622

Segment Adjusted EBITDA Expense (3)	125,581	73,726	2,058	4,028	4,286	(11,962)	197,717
Segment Adjusted EBITDA (4)	57,673	31,506	11,946	7,273	3,481	(2,058)	109,821
Total assets	740,945	442,595	609,108	294,333	476,362	(412,163)	2,151,180
Capital expenditures	16,401	11,666	—	—	3,370	—	31,437

Three Months Ended March 31, 2020

Revenues - Outside	$203,872	$128,103	$14,263	$5	$4,520	$—	$350,763
Revenues - Intercompany	—	—	—	11,371	2,859	(14,230)	—
Total revenues (2)	203,872	128,103	14,263	11,376	7,379	(14,230)	350,763

Segment Adjusted EBITDA Expense (3)	156,683	79,918	883	4,467	4,642	(11,895)	234,698
Segment Adjusted EBITDA (4)	43,333	47,302	13,755	6,909	2,737	(2,335)	111,701
Total assets	903,700	504,893	637,774	296,328	506,882	(453,156)	2,396,421
Capital expenditures	26,229	23,571	—	—	564	—	50,364
(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of coal royalties paid by certain of our coal operation entities to Alliance Resource Properties, sales from the Matrix Group to our mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding, financing between segments and insurance premiums paid to Wildcat Insurance.

(2)	Revenues included in the Other and Corporate column are primarily attributable to the outside and affiliate revenues at the Matrix Group and coal brokerage activities. In addition, Other and Corporate includes affiliate revenues from administrative and Wildcat Insurance revenues services.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Segment Adjusted EBITDA Expense	$197,717	$234,698
Other expense	(1,197)	(356)
Operating expenses (excluding depreciation, depletion and amortization)	$196,520	$234,342

(4)	Segment Adjusted EBITDA is defined as net income (loss) attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and asset and goodwill impairments. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Consolidated Segment Adjusted EBITDA	$109,821	$111,701
General and administrative	(15,504)	(13,438)
Depreciation, depletion and amortization	(59,202)	(73,921)
Asset impairments	—	(24,977)
Goodwill impairment	—	(132,026)
Interest expense, net	(10,379)	(12,227)
Income tax benefit	12	105
Net income (loss) attributable to ARLP	$24,748	$(144,783)
Noncontrolling interest	78	76
Net income (loss)	$24,826	$(144,707)

17.SUBSEQUENT EVENTS

Other than the events described in Notes 10 and 14, there were no subsequent events.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management's discussion and analysis of financial condition and results of operations include the following:

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for the coal mining operations of Alliance Resource Operating Partners, L.P.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for the oil and gas minerals interests of Alliance Resource Operating Partners, L.P.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC (the land holding company for certain coal mineral interests of Alliance Resource Operating Partners, L.P.) including the subsidiaries of Alliance Resource Properties, LLC.

Summary

We are a diversified natural resource company operating in the United States that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests.  We began coal mining operations in 1971 and, since then, have grown through acquisitions and internal development in strategic producing regions to become the second largest coal producer in the eastern United States.  Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern United States.  Two of our mines are located on the banks of the Ohio River.   As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  In addition to our mining operations, in 2007, Alliance Resource Properties began acquiring control of coal mineral interests and leasing the coal reserves to our mining operations.  In 2014, we began acquiring oil & gas mineral interests in premier oil & gas producing regions across the United States.

We have four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties.  We also have an "all other" category referred to as Other and Corporate.  Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia and a coal loading terminal in Indiana on the Ohio River.  Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins. Our ownership in these basins includes approximately 55,500 net royalty acres which provides us with diversified exposure to industry leading operators consistent with our general business strategy to grow our oil & gas mineral interest business.  We market our oil & gas mineral interests for lease to operators in those regions and generate royalty income from the leasing and development of those mineral interests.  Our Coal Royalties reportable segment includes coal reserves controlled by Alliance Resource Properties, which are either (a) leased to certain of our coal mining entities or (b) unleased but near our coal mining operations.

Beginning in the first quarter of 2021, we began to strategically view and manage our coal royalty activities separately from our coal operations since acquiring and managing a variety of royalty producing assets have similar management attributes.  As a result, we restructured our reportable segments to better reflect this strategic view in how we manage our business and allocate resources.  Prior periods have been recast to include Alliance Resource Properties within our new Coal Royalties reportable segment with offsetting recast adjustments primarily to our coal operations reportable segments and to a lesser extent, our Other and Corporate category.  Our reported eliminations were recast also to reflect intercompany royalty revenues and offsetting intercompany royalty expense resulting from our new Coal Royalties reportable segment.

●	Illinois Basin Coal Operations reportable segment includes currently operating mining complexes (a) the Gibson County Coal, LLC ("Gibson") mining complex, which includes the Gibson South mine, (b) the Warrior Coal, LLC ("Warrior") mining complex, (c) the River View Coal, LLC ("River View") mining complex and (d) the Hamilton County Coal, LLC ("Hamilton") mining complex. The Illinois Basin Coal Operations reportable segment also includes our operating Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana on the Ohio River. Our Coal Royalties reportable segment controls other coal reserves near our Illinois Basin operations, which have not yet been leased to our Illinois Basin mining entities.

The Illinois Basin Coal Operations reportable segment also includes Mid-America Carbonates, LLC ("MAC") and other support services as well as non-operating mining complexes (a) the Gibson North mine, which ceased production in fourth quarter of 2019, (b) Webster County Coal, LLC's Dotiki mining complex, (c) White County Coal, LLC's Pattiki mining complex, (d) Hopkins County Coal, LLC's mining complex, and (e) Sebree Mining, LLC's mining complex.

●	Appalachia Coal Operations reportable segment includes currently operating mining complexes (a) the Mettiki mining complex ("Mettiki"), (b) the Tunnel Ridge, LLC mining complex ("Tunnel Ridge"), and (c) the MC Mining, LLC ("MC Mining") mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant. Our Coal Royalties reportable segment discussed below, controls the Penn Ridge coal reserves near our Tunnel Ridge operations which have not yet been leased to Tunnel Ridge.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP ("AR Midland") and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale Minerals III, LP ("AllDale III") (Note 9 – Investment) and Cavalier Minerals. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Investment" of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes coal reserves held or controlled by Alliance Resource Properties, consisting of (a) reserves leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments and (b) reserves near our coal mining operations but not yet leased to our coal mining entities. About two thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other and Corporate includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 7 – Long-Term Debt). Please read "Item 1. Financial Statements (Unaudited)—Note 7 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on AROP Funding.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

We reported net income attributable to ARLP of $24.7 million for the three months ended March 31, 2021 ("2021 Quarter") compared to a net loss attributable to ARLP of $144.8 million for the three months ended March 31, 2020 ("2020 Quarter").  The increase of $169.5 million was primarily due to non-cash asset and goodwill impairment charges of $157.0 million recorded in the 2020 Quarter and reduced operating expenses, partially offset by lower revenues.  Total revenues decreased to $318.6 million in the 2021 Quarter compared to $350.8 million for the 2020 Quarter due to reduced coal sales volumes and price realizations as well as lower contract buy-out revenues, partially offset by higher transportation revenues due to increased coal sales into the export markets.  Weather-related transportation disruptions and an unplanned customer plant outage impacted anticipated coal shipments during the 2021 Quarter, contributing to a 9.2% reduction in total revenues compared to the 2020 Quarter.   Lower coal volumes and ongoing efficiency initiatives at our mining operations contributed to lower operating expenses of $196.5 million for the 2021 Quarter, compared to $234.3 million for the 2020 Quarter, largely offsetting lower total revenues.  In general, the results from the 2021 Quarter benefited as compared to the 2020 Quarter, from significantly reduced disruptions to global energy demand created by the COVID-19 pandemic that negatively impacted our results for the 2020 Quarter.

	Three Months Ended March 31,
	2021	2020	2021	2020

	(in thousands)		(per ton/BOE sold)
Coal - Tons sold	6,828	7,251	N/A	N/A
Coal - Tons produced	8,001	8,021	N/A	N/A
Coal - Coal sales	$287,487	$314,637	$42.10	$43.39
Coal - Segment Adjusted EBITDA Expense (1) (2)	$202,932	$240,719	$29.72	$33.20
Oil & Gas Royalties - BOE sold (3)	400	495	N/A	N/A
Oil & Gas Royalties - Royalties	$13,999	$14,239	$35.02	$28.79
Coal Royalties - Tons sold	4,521	4,998	N/A	N/A
Coal Royalties - Intercompany royalties	$11,301	$11,371	$2.50	$2.28
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales decreased $27.1 million or 8.6% to $287.5 million for the 2021 Quarter from $314.6 million for the 2020 Quarter.  The decrease was attributable to a volume variance of $18.3 million resulting from decreased tons sold and a price variance of $8.8 million due to lower average coal sales prices.  Tons sold declined to 6.8 million tons in the 2021 Quarter compared to 7.3 million tons in the 2020 Quarter primarily reflecting weather-related transportation disruptions, and an unplanned customer plant outage offset in part by increased export volumes.  Coal sales price realizations also fell by 3.0% in the 2021 Quarter to $42.10 per ton sold, compared to $43.39 per ton sold during the 2020 Quarter due to the expiration of higher priced contract shipments.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations decreased 15.7% to $202.9 million, as a result of reduced tons sold and lower expense per ton.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations decreased 10.5% in the 2021 Quarter to $29.72 per ton sold, compared to $33.20 per ton in the 2020 Quarter, primarily due to ongoing expense control and efficiency initiatives at all of our mining operations and improved recoveries at our Hamilton, Warrior, Tunnel Ridge and MC Mining operations. In addition, other cost decreases are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 13.2% to $9.43 per ton in the 2021 Quarter from $10.87 per ton in the 2020 Quarter. The decrease of $1.44 per ton was primarily due to decreased labor expenses at various mines resulting from ongoing expense controls, efficiency initiatives and improved recoveries at certain mines mentioned above.

●	Material and supplies expenses per ton produced decreased 9.0% to $9.95 per ton in the 2021 Quarter from $10.94 per ton in the 2020 Quarter. The decrease of $0.99 per ton produced resulted primarily from related decreases of $0.57 per ton for outside expenses used in the mining processes, $0.19 per ton for environmental and reclamation expenses other than longwall subsidence, $0.18 per ton for certain ventilation expenses, $0.17 per ton for power and fuel used in the mining process and $0.14 per ton for safety related materials and supplies, partially offset by an increase of $0.60 per ton in longwall subsidence expense primarily at our Tunnel Ridge operation.

●	Maintenance expenses per ton produced decreased 29.9% to $2.56 per ton in the 2021 Quarter from $3.65 per ton in the 2020 Quarter. The decrease of $1.09 per ton produced was primarily due to reduced maintenance expenses at our longwall mining operations and improved recoveries previously mentioned.

Segment Adjusted EBITDA Expense decreases per ton above were partially offset by the following increase:

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.23 per produced ton sold in the 2021 Quarter compared to the 2020 Quarter primarily as a result of increased production in states with higher severance taxes per ton.

Other revenues.  Other revenues were principally comprised of Mt. Vernon transloading revenues in our Illinois Basin Coal Operations segment, Matrix Design sales in Other & Corporate as well as revenues not specific to any particular segment such as contract buy-out revenues and other outside services.  Other revenues decreased to $6.1 million in the 2021 Quarter from $17.1 million in the 2020 Quarter.  The decrease of $11.0 million was primarily due to a customer buy-out of certain coal contracts at our Tunnel Ridge mine during the 2020 Quarter.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $59.2 million for the 2021 Quarter compared to $73.9 million for the 2020 Quarter primarily as a result of reduced sales volumes and increased mine life estimates for certain mines.

Asset impairment.  During the 2020 Quarter, we recorded $25.0 million of non-cash asset impairment charges due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment and greenfield coal reserves as a result of weakened coal market conditions.  Please read "Item 1. Financial Statements (Unaudited)—Note 2 – Long-Lived Asset Impairments" of this Quarterly Report on Form 10-Q.

Goodwill impairment.  During the 2020 Quarter, we recorded a $132.0 million non-cash goodwill impairment charge associated with our Hamilton mine, primarily as the result of reduced expected production volumes due to weakened coal market conditions and low energy demand resulting in part from the COVID-19 pandemic.  Please read "Item 1. Financial Statements (Unaudited)—Note 3 – Goodwill Impairment " of this Quarterly Report on Form 10-Q.

Transportation revenues and expenses.  Transportation revenues and expenses were $11.1 million and $4.7 million for the 2021 and 2020 Quarters, respectively.  The increase of $6.4 million was primarily attributable to increased average third-party transportation rates in the 2021 Quarter and increased coal tonnage for which we arrange third-party transportation at certain mines primarily due to increased coal shipments to international markets.  Transportation revenues are recognized in an amount equal to transportation expenses when title to the coal passes to the customer.

Segment Adjusted EBITDA.  Our 2021 Quarter Segment Adjusted EBITDA decreased $1.9 million, or 1.7%, to $109.8 million from the 2020 Quarter Segment Adjusted EBITDA of $111.7 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volume, coal royalties, coal royalties tons sold and Segment Adjusted EBITDA Expense by segment are as follows:

	Three Months Ended
	March 31,
	2021	2020	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$57,673	$43,333	$14,340	33.1%
Appalachia Coal Operations	31,506	47,302	(15,796)	(33.4)%
Oil & Gas Royalties	11,946	13,755	(1,809)	(13.2)%
Coal Royalties	7,273	6,909	364	5.3%
Other and Corporate	3,481	2,737	744	27.2%
Elimination	(2,058)	(2,335)	277	11.9%
Total Segment Adjusted EBITDA (2)	$109,821	$111,701	$(1,880)	(1.7)%

Coal - Tons sold
Illinois Basin Coal Operations	4,760	5,056	(296)	(5.9)%
Appalachia Coal Operations	2,068	2,195	(127)	(5.8)%
Total tons sold	6,828	7,251	(423)	(5.8)%

Coal sales
Illinois Basin Coal Operations	$182,641	$199,098	$(16,457)	(8.3)%
Appalachia Coal Operations	104,846	115,539	(10,693)	(9.3)%
Total coal sales	$287,487	$314,637	$(27,150)	(8.6)%

Other revenues
Illinois Basin Coal Operations	$613	$918	$(305)	(33.2)%
Appalachia Coal Operations	385	11,681	(11,296)	(96.7)%
Oil & Gas Royalties	21	24	(3)	(12.5)%
Coal Royalties	—	5	(5)	(1)
Other and Corporate	7,768	7,379	389	5.3%
Elimination	(2,719)	(2,859)	140	4.9%
Total other revenues	$6,068	$17,148	$(11,080)	(64.6)%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$125,581	$156,683	$(31,102)	(19.9)%
Appalachia Coal Operations	73,726	79,918	(6,192)	(7.7)%
Oil & Gas Royalties	2,058	883	1,175	(1)
Coal Royalties	4,028	4,467	(439)	(9.8)%
Other and Corporate	4,286	4,642	(356)	(7.7)%
Elimination (3)	(11,962)	(11,895)	(67)	(0.6)%
Total Segment Adjusted EBITDA Expense	$197,717	$234,698	$(36,981)	(15.8)%

Oil & Gas Royalties
Volume - BOE (4)	400	495	(95)	(19.2)%
Oil & gas royalties	$13,999	$14,239	$(240)	(1.7)%

Coal Royalties
Volume - Tons sold (5)	4,521	4,998	(477)	(9.5)%
Intercompany coal royalties	$11,301	$11,371	$(70)	(0.6)%
(1)	Percentage change not meaningful.

(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(3)	Primarily includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments.
(4)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(5)	Represents tons sold by our Coal Operations Segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 33.1% to $57.7 million in the 2021 Quarter from $43.3 million in the 2020 Quarter.  The increase of $14.4 million was primarily attributable to reduced operating expenses, partially offset by lower coal sales, which decreased 8.3% to $182.6 million in the 2021 Quarter from $199.1 million in the 2020 Quarter.  The decrease of $16.5 million in coal sales primarily reflects reduced tons sold, which decreased 5.9% compared to the 2020 Quarter due to reduced domestic sales partially offset by increased export volumes.  Segment Adjusted EBITDA Expense decreased 19.9% to $125.6 million in the 2021 Quarter from $156.7 million in the 2020 Quarter primarily as a result of reduced tons sold and decreased per ton costs.  Segment Adjusted EBITDA Expense per ton decreased $4.61 per ton sold to $26.38 from $30.99 per ton sold in the 2020 Quarter primarily as a result of ongoing expense control and efficiency initiatives in the region and improved recoveries at our Hamilton and Warrior operations.  See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 33.4% to $31.5 million for the 2021 Quarter from $47.3 million in the 2020 Quarter.  The decrease of $15.8 million was primarily attributable to lower contract buy-out revenues at Tunnel Ridge as discussed above and lower coal sales, which decreased 9.3% to $104.8 million in the 2021 Quarter from $115.5 million in the 2020 Quarter, partially offset by reduced operating expenses.  The decrease of $10.7 million in coal sales reflects lower tons sold and price realizations.  Tons sold decreased 5.8% in the 2021 Quarter compared to the 2020 Quarter due to reduced sales volumes at our Tunnel Ridge mine as a result of an unplanned customer plant outage and weather-related delays.  Coal sales price per ton sold in the 2021 Quarter decreased 3.7% compared to the 2020 Quarter primarily due to the expiration of higher priced contract shipments.  Segment Adjusted EBITDA Expense decreased 7.7% to $73.7 million in the 2021 Quarter from $79.9 million in the 2020 Quarter due to reduced tons sold and decreased per ton costs.  Segment Adjusted EBITDA Expense per ton decreased $0.76 per ton sold to $35.65 compared to $36.41 per ton sold in the 2020 Quarter, as a result of ongoing expense control and efficiency initiatives as well as improved recoveries at our Tunnel Ridge and MC Mining operations.  See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $11.9 million for the 2021 Quarter from $13.8 million in the 2020 Quarter.  The decrease of $1.9 million was primarily due to reduced volumes, which decreased 19.2% compared to the 2020 Quarter, partially offset by higher sales price realizations per BOE.

Coal Royalties – Segment Adjusted EBITDA increased 5.3% to $7.3 million for the 2021 Quarter from $6.9 million in the 2020 Quarter.  The increase of $0.4 million was a result of higher average intercompany royalty rates per ton received from our mining operations and reduced selling expenses, partially offset by reduced coal sales volumes by our mining operations from reserves owned or controlled by our Coal Royalties Segment entities.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income (loss) attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and asset and goodwill impairments.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Consolidated Segment Adjusted EBITDA	$109,821	$111,701
General and administrative	(15,504)	(13,438)
Depreciation, depletion and amortization	(59,202)	(73,921)
Asset impairments	—	(24,977)
Goodwill impairment	—	(132,026)
Interest expense, net	(10,379)	(12,227)
Income tax benefit	12	105
Net income (loss) attributable to ARLP	$24,748	$(144,783)
Noncontrolling interest	78	76
Net income (loss)	$24,826	$(144,707)

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses and other expense.  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Segment Adjusted EBITDA Expense	$197,717	$234,698
Other expense	(1,197)	(356)
Operating expenses (excluding depreciation, depletion and amortization)	$196,520	$234,342

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, commitments and any distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control, including the COVID-19 pandemic.  Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate remaining in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

In May 2018, the Board approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through March 31, 2021, we have purchased units for a total of $93.5 million under the program.  During the three months ended March 31, 2021, we did not repurchase and retire any units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

Cash Flows

Cash provided by operating activities was $54.6 million for the 2021 Quarter compared to $78.7 million for the 2020 Quarter.  The decrease in cash provided by operating activities was primarily due to unfavorable working capital changes related to trade receivables and accrued taxes other than income taxes which was partially offset by a favorable working capital change related to accounts payable.

Net cash used in investing activities was $22.7 million for the 2021 Quarter compared to $51.3 million for the 2020 Quarter.  The decrease in cash used in investing activities was primarily attributable to the decrease in capital expenditures for mine infrastructure and equipment at various mines during the 2021 Quarter.

Net cash used in financing activities was $53.0 million for the 2021 Quarter compared to $34.2 million for the 2020 Quarter.  The increase in cash used in financing activities was primarily attributable to lower net proceeds from borrowings under the revolving credit facility, partially offset by the cash benefit of suspending quarterly distributions to unitholders, which were first suspended in May 2020 related to the 2020 Quarter.  Quarterly distributions to unitholders will resume for the 2021 Quarter in May 2021.

Capital Expenditures

Capital expenditures decreased to $31.4 million in the 2021 Quarter from $50.4 million in the 2020 Quarter.  See our discussion of "Cash Flows" above concerning the decrease in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the next five-year of approximately $4.90 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2021 are estimated in a range of $120.0 million to $125.0 million.  Management anticipates funding remaining 2021 capital requirements with our March 31, 2021 cash and cash equivalents of $34.4 million, cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all of the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas minerals assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 2.97% as of March 31, 2021.  At March 31, 2021, we had $21.8 million of letters of credit outstanding with $461.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.43 to 1.0, 8.67 to 1.0 and 0.39 to 1.0, respectively, for the trailing twelve months ended March 31, 2021.  We remained in compliance with the covenants of the Credit Agreement as of March 31, 2021 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar

Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2021, we extended the term of the Securitization Facility to January 2022 and reduced the borrowing availability under the facility to $60.0 million.  The Securitization Facility was previously scheduled to mature in January 2021.  On March 31, 2021, we had a $38.1 million outstanding balance under the Securitization Facility.

May 2019 Equipment Financing.  On May 17, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $10.0 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "May 2019 Equipment Financing"). The May 2019 Equipment Financing contains customary terms and events of default and provides for thirty-six monthly payments with an implicit interest rate of 6.25%, maturing on May 1, 2022. Upon maturity, the equipment will revert to the Intermediate Partnership.

November 2019 Equipment Financing.  On November 6, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $53.1 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "November 2019 Equipment Financing").  The November 2019 Equipment Financing contains customary terms and events of default and an implicit interest rate of 4.75%, providing for a four-year term with forty-seven monthly payments of $1.0 million and a balloon payment of $11.6 million upon maturity on November 6, 2023.  Upon maturity, the equipment will revert to the Intermediate Partnership.

June 2020 Equipment Financing.  On June 5, 2020, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $14.7 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "June 2020 Equipment Financing"). The June 2020 Equipment Financing contains customary terms and events of default and provides for forty-eight monthly payments with an implicit interest rate of 6.1%, maturing on June 5, 2024. Upon maturity, the equipment will revert to the Intermediate Partnership.

Line of Credit.  On February 19, 2021, we entered into a line of credit arrangement with a related party for $5.0 million.  The line of credit has a maturity date of February 28, 2023, with an option to extend it for an additional six months and accrue interest at an annual rate of 3.50%.  Interest is payable quarterly commencing March 31, 2021, and continuing each March 31, June 30, September 30 and December 31 thereafter through and including February 28, 2023.  The agreement contains customary terms and events of default and is guaranteed by ARLP.  We utilize the line of credit, as appropriate, for capital expenditure and investments.  As of March 31, 2021, we had drawn $1.8 million under this agreement.

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On March 31, 2021, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP, ARH II and their respective affiliates. These related-party transactions and activities relate principally to 1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, 2) the use of aircraft, and 3) providing administrative services with respect to certain oil & gas mineral interests Mr. Craft acquired in 2019.  We also have related-party transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding four mineral leases, (b) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") through its noncontrolling ownership interest in our consolidated subsidiary, Cavalier Minerals and (c) with our equity interest in AllDale III.  For more information regarding the Bluegrass Minerals and AllDale III, please read "Item 1. Financial Statements (Unaudited)—Note 8 – Variable Interest Entities" and "—Note 9 – Investment" of this Quarterly Report on Form 10-Q.  We also have a line of credit with a related party as discussed in "Item 1. Financial Statements (Unaudited)—Note 7 – Long-Term Debt" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2020, "Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions" for additional information concerning related-party transactions.

Other Information

Insurance

Effective October 1, 2020, we renewed our annual property and casualty insurance program. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75- or 90-day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We have elected to retain a 10% participating interest in our commercial property insurance program.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.  Also, exposures exist for which no insurance may be available and for which we have not reserved.  In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil fuel companies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have significant long-term coal sales contracts.  Most of the long-term sales contracts are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.

Our results of operations are highly dependent upon the prices we receive for our coal, oil and natural gas.  Regarding coal, the short-term sales contracts favored by some of our coal customers leave us more exposed to risks of declining coal price periods.  Regarding oil & natural gas, significant decline in prices would have a significant impact on our oil & gas royalty revenues.

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

Exchange Rate Risk

Almost all our transactions are denominated in United States dollars, and as a result, we do not have material exposure to currency exchange-rate risks. However, because coal is sold internationally in United States dollars, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors' currencies decline against the United States dollar or against foreign purchasers' local currencies, those competitors may be able to offer lower prices for coal to these purchasers. Furthermore, if the currencies of overseas purchasers were to significantly decline in value in comparison to the United

States dollar, those purchasers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets.

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We had $55.0 million in borrowings under the Revolving Credit Facility and $38.1 million in borrowings under the Securitization Facility on March 31, 2021.  A one percentage point increase in the interest rates related to the Revolving Facility and Securitization Facility would result in an annualized increase in interest expense of $0.9 million, based on borrowing levels on March 31, 2021.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2021.

During the quarterly period ended March 31, 2021, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses' and governments' responses to the pandemic on our operations and personnel, and on demand for coal, oil and natural gas, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions;
●	changes in macroeconomic and market conditions and market volatility arising from the COVID-19 pandemic, including coal, oil, natural gas and natural gas liquids prices, and the impact of such changes and volatility on our financial position;
●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changing global economic conditions or in industries in which our customers operate;
●	changes in coal prices and/or oil & gas prices, demand and availability which could affect our operating results and cash flows;
●	actions of the major oil producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	the effectiveness or lack of effectiveness in distributed vaccines to reduce the impact of COVID-19;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold mineral interests due to low oil, natural gas and natural gas liquid prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	recent action and the possibility of future action on trade made by United States and foreign governments;
●	the effect of changes in taxes or tariffs and other trade measures;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social and governance matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in raw material costs;
●	changes in the availability of skilled labor;
●	our ability to maintain satisfactory relations with our employees;

●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather-related or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal reserves;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2020.

If one or more of these or other risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results could differ materially from those described in any forward-looking statement.  When considering forward-looking statements, you should also keep in mind our risk factors and legal proceedings.  Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in "Item 1. Legal Proceedings" and "Item 1A. Risk Factors" below.  We disclaim any obligation to update or revise any forward-looking statements or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments, unless required by law.

You should consider the information above when reading or considering any forward-looking statements contained in:

●	this Quarterly Report on Form 10-Q;
●	other reports filed by us with the SEC;
●	our press releases;
●	our website http://www.arlp.com; and
●	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC et al.) against certain of our subsidiaries in which the plaintiff alleges violations of the Fair Labor Standards Act and Kentucky Wage and Hour Act due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  The plaintiff seeks class or collective action certification.  A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.).  Collectively, the plaintiffs of these two lawsuits allege damages ranging from approximately $22.2 million to $143.7 million.  Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.).  We believe the claims made in these lawsuits are without merit and intend to defend the litigation vigorously.  The litigation is in early stages.  We do not believe this litigation will have a material adverse effect on our business, financial position or results of operations.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I - Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in these reports are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

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

During the three months ended March 31, 2021, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 7, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 7, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 7, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 7, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2021 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 7, 2021.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Robert J. Fouch

Robert J. Fouch
Vice President, Controller and
Chief Accounting Officer