Form 10-Q
period 2021-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2021-08-06
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, 127,195,219 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,749	$55,574
Trade receivables	132,033	104,579
Other receivables	2,067	3,481
Inventories, net	74,505	56,407
Advance royalties	2,063	4,168
Prepaid expenses and other assets	12,536	21,565
Total current assets	260,953	245,774
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,548,857	3,554,090
Less accumulated depreciation, depletion and amortization	(1,820,903)	(1,753,845)
Total property, plant and equipment, net	1,727,954	1,800,245
OTHER ASSETS:
Advance royalties	65,087	56,791
Equity method investments	26,274	27,268
Goodwill	4,373	4,373
Operating lease right-of-use assets	14,713	15,004
Other long-term assets	16,159	16,561
Total other assets	126,606	119,997
TOTAL ASSETS	$2,115,513	$2,166,016

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$55,840	$47,511
Accrued taxes other than income taxes	21,019	25,054
Accrued payroll and related expenses	38,951	28,524
Accrued interest	5,000	5,132
Workers' compensation and pneumoconiosis benefits	10,618	10,646
Current finance lease obligations	802	766
Current operating lease obligations	1,823	1,854
Other current liabilities	14,119	21,919
Current maturities, long-term debt, net	55,558	73,199
Total current liabilities	203,730	214,605
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	426,643	519,421
Pneumoconiosis benefits	106,403	105,068
Accrued pension benefit	42,031	46,965
Workers' compensation	44,868	47,521
Asset retirement obligations	122,559	121,487
Long-term finance lease obligations	1,047	1,458
Long-term operating lease obligations	13,010	13,078
Other liabilities	20,702	24,146
Total long-term liabilities	777,263	879,144
Total liabilities	980,993	1,093,749

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,206,511	1,148,565
Accumulated other comprehensive loss	(83,212)	(87,674)
Total ARLP Partners' Capital	1,123,299	1,060,891
Noncontrolling interest	11,221	11,376
Total Partners' Capital	1,134,520	1,072,267
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,115,513	$2,166,016

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
SALES AND OPERATING REVENUES:
Coal sales	$325,974	$236,286	$613,461	$550,923
Oil & gas royalties	17,114	7,786	31,113	22,025
Transportation revenues	12,058	5,757	23,126	10,496
Other revenues	7,297	5,373	13,365	22,521
Total revenues	362,443	255,202	681,065	605,965

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	213,039	187,164	409,559	421,506
Transportation expenses	12,058	5,757	23,126	10,496
Outside coal purchases	114	—	114	—
General and administrative	17,492	13,822	32,996	27,260
Depreciation, depletion and amortization	64,733	83,559	123,935	157,480
Asset impairments	—	—	—	24,977
Goodwill impairment	—	—	—	132,026
Total operating expenses	307,436	290,302	589,730	773,745

INCOME (LOSS) FROM OPERATIONS	55,007	(35,100)	91,335	(167,780)

Interest expense (net of interest capitalized for the three and six months ended June 30, 2021 and 2020 of $105, $509, $191 and $1,066, respectively)	(9,842)	(11,446)	(20,238)	(23,725)
Interest income	15	30	32	82
Equity method investment income	341	137	403	588
Other expense	(1,351)	(377)	(2,548)	(733)
INCOME (LOSS) BEFORE INCOME TAXES	44,170	(46,756)	68,984	(191,568)

INCOME TAX EXPENSE (BENEFIT)	5	(77)	(7)	(182)

NET INCOME (LOSS)	44,165	(46,679)	68,991	(191,386)

LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(130)	15	(208)	(61)

NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$44,035	$(46,664)	$68,783	$(191,447)

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.34	$(0.37)	$0.53	$(1.51)

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	127,195,219	127,195,219	127,133,764

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET INCOME (LOSS)	$44,165	$(46,679)	$68,991	$(191,386)

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	46	47	93	93
Amortization of net actuarial loss (1)	1,142	1,063	2,283	2,127
Total defined benefit pension plan adjustments	1,188	1,110	2,376	2,220

Pneumoconiosis benefits
Amortization of net actuarial loss (gain) (1)	1,043	(171)	2,086	(343)
Total pneumoconiosis benefits adjustments	1,043	(171)	2,086	(343)

OTHER COMPREHENSIVE INCOME	2,231	939	4,462	1,877

COMPREHENSIVE INCOME (LOSS)	46,396	(45,740)	73,453	(189,509)

Less: Comprehensive loss (income) attributable to noncontrolling interest	(130)	15	(208)	(61)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ARLP	$46,266	$(45,725)	$73,245	$(189,570)
(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 13 and 15 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES	$158,216	$170,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(55,626)	(84,245)
Change in accounts payable and accrued liabilities	1,547	(6,508)
Proceeds from sale of property, plant and equipment	2,838	2,739
Distributions received from investments in excess of cumulative earnings	994	551
Net cash used in investing activities	(50,247)	(87,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	35,000	12,800
Payments under securitization facility	(52,800)	(47,700)
Proceeds from equipment financings	—	14,705
Payments on equipment financings	(8,535)	(6,494)
Borrowings under revolving credit facilities	15,000	70,000
Payments under revolving credit facilities	(102,500)	(60,000)
Borrowings from line of credit	1,830	—
Payments on finance lease obligations	(375)	(8,043)
Payment of debt issuance costs	(6)	(5,776)
Payments for taxes related to net settlement of issuance of units in deferred compensation plans	—	(1,310)
Distributions paid to Partners	(13,045)	(51,753)
Other	(363)	(510)
Net cash used in financing activities	(125,794)	(84,081)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,825)	(1,376)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,574	36,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,749	$35,106

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,817	$23,337
Cash paid for income taxes	$11	$4

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$7,278	$7,996
Right-of-use assets acquired by operating lease	$—	$278
Market value of common units issued under deferred compensation plans before tax withholding requirements	$—	$3,837

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Condensed Consolidated Financial Statements

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for our coal mining operations.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for our oil and gas minerals interests.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land holding company for certain of our coal mineral interests, including the subsidiaries of Alliance Resource Properties, LLC.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2021 and December 31, 2020, the results of our operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020.  All intercompany transactions and accounts have been eliminated.

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

2.LONG-LIVED ASSET IMPAIRMENTS

During the first quarter of 2020, we recorded $23.5 million of non-cash asset impairment charges in our Illinois Basin Coal Operations segment due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment at our idled operations and greenfield coal reserves as a result of weakened coal market conditions. During the same period, we also recorded an asset impairment charge of $1.5 million in our Coal Royalties segment due to a decrease in the fair value of greenfield coal reserves held by Alliance Resource Properties near our coal mining operations in the Illinois Basin. See Note 16 – Segment Information for more information about our segments.

The fair values of the impaired assets were determined using a market approach, which represents Level 3 fair value measurements under the fair value hierarchy.  The fair value analysis used assumptions regarding the marketability of certain mining and reserve assets near our Illinois Basin coal mining operations.

3.GOODWILL IMPAIRMENT

During the first quarter of 2020, we considered whether an interim test of our consolidated goodwill of $136.4 million was necessary.  Our consolidated goodwill included $132.0 million recorded in our Illinois Basin Coal Operations segment in conjunction with our acquisition of the Hamilton County Coal, LLC ("Hamilton") mine on July 31, 2015.  We assessed certain events and changes in circumstances, including a) adverse industry and market developments, including the impact of the COVID-19 pandemic, b) our response to these developments, including temporarily ceasing production at several mines, including our Hamilton mine and c) our actual performance during the quarter.  After consideration of these events and changes in circumstances, we performed an interim test of the goodwill associated with Hamilton comparing Hamilton's carrying amount to its fair value.

We estimated the fair value of Hamilton using an income approach utilizing a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, forward coal prices, operating expenses, capital expenditures and a weighted average cost of capital.  Our forecasts of future cash flows considered market conditions at the time of the assessment and our estimate of the mine's performance in future years based on the information available to us. Key assumptions used in our valuation were not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The fair value of Hamilton was determined to be below its carrying amount (including goodwill) by more than the recorded balance of goodwill associated with the mine.  Accordingly, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill associated with Hamilton.  This impairment charge reduced our consolidated goodwill balance to $4.4 million. During the first quarter of 2020, we also performed an interim test on ARLP's remaining goodwill balances not associated with Hamilton and concluded no impairment was necessary for our other reporting units.

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

5.INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)

Coal	$40,091	$19,756
Supplies (net of reserve for obsolescence of $5,548 and $5,547, respectively)	34,414	36,651
Total inventories, net	$74,505	$56,407

6.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$479,993	$—	$—	$518,317	$—
Total	$—	$479,993	$—	$—	$518,317	$—

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

7.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020

	(in thousands)
Revolving credit facility	$—	$87,500	$(6,067)	$(7,196)
Senior notes	400,000	400,000	(3,506)	(3,964)
Securitization facility	38,100	55,900	—	—
May 2019 equipment financing	3,256	4,956	—	—
November 2019 equipment financing	37,231	42,367	—	—
June 2020 equipment financing	11,357	13,057	—	—
Line of credit	1,830	—	—	—
	491,774	603,780	(9,573)	(11,160)
Less current maturities	(55,558)	(73,199)	—	—
Total long-term debt	$436,216	$530,581	$(9,573)	$(11,160)

Credit Facility.  On March 9, 2020, our Intermediate Partnership entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $459.5 million revolving credit facility, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), with a termination date of March 9, 2024.

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas minerals assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 2.71% as of June 30, 2021.  On June 30, 2021, we had $21.8 million of letters of credit outstanding with $437.7 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.08 to 1.0, 10.66 to 1.0 and 0.20 to 1.0, respectively, for the trailing twelve months ended June 30, 2021.  We remained in compliance with the covenants of the Credit Agreement as of June 30, 2021 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2021, we extended the term of the Securitization Facility to January 2022 and reduced the borrowing availability under the facility to $60.0 million.  The Securitization Facility was previously scheduled to mature in January 2021.  On June 30, 2021, we had a $38.1 million outstanding balance under the Securitization Facility.

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

Line of Credit.  On February 19, 2021, we entered into a line of credit arrangement with a related party for $5.0 million.  The line of credit has a maturity date of February 28, 2023, with an option to extend it for an additional six months and accrue interest at an annual rate of 3.50%.  Interest is payable quarterly commencing March 31, 2021, and continuing each March 31, June 30, September 30 and December 31 thereafter through and including February 28, 2023.  The agreement contains customary terms and events of default and is guaranteed by ARLP.  We utilize the line of credit, as appropriate, for capital expenditures and investments.  As of June 30, 2021, we had drawn $1.8 million under this agreement.

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

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	98,107	4,087

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

9.INVESTMENT

AllDale III

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$26,907	$28,114	$27,268	$28,529
Equity method investment income	341	137	403	588
Distributions received	(974)	(546)	(1,397)	(1,139)
Other	—	—	—	(273)
Ending balance	$26,274	$27,705	$26,274	$27,705

10.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2020 and 2021 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2020	$0.4000	$51,753
Total	$0.4000	$51,753

May 14, 2021	$0.1000	$13,045
August 13, 2021 (1)	0.1000	—
Total	$0.2000	$13,045
(1)	On July 26, 2021, we declared this quarterly distribution payable on August 13, 2021 to all unitholders of record as of August 6, 2021.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the six months ended June 30, 2021.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million. The remaining authorized amount for unit repurchases under this program is $6.5 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the six months ended June 30, 2021 and 2020:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2021	127,195,219	$1,148,565	$(87,674)	$11,376	$1,072,267
Comprehensive income:
Net income	—	24,748	—	78	24,826
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive income					27,057
Common unit-based compensation	—	723	—	—	723
Distributions from consolidated company to noncontrolling interest	—	—	—	(141)	(141)
Balance at March 31, 2021	127,195,219	1,174,036	(85,443)	11,313	1,099,906
Comprehensive income:
Net income	—	44,035	—	130	44,165
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive income					46,396
Common unit-based compensation	—	1,485	—	—	1,485
Distributions on deferred common unit-based compensation	—	(324)	—	—	(324)
Distributions from consolidated company to noncontrolling interest	—	—	—	(222)	(222)
Distributions to Partners	—	(12,721)	—	—	(12,721)
Balance at June 30, 2021	127,195,219	$1,206,511	$(83,212)	$11,221	$1,134,520

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2020	126,915,597	$1,331,482	$(77,993)	$11,935	$1,265,424
Comprehensive income (loss):
Net income (loss)	—	(144,783)	—	76	(144,707)
Actuarially determined long-term liability adjustments	—	—	938	—	938
Total comprehensive loss					(143,769)
Settlement of deferred compensation plans	279,622	(1,310)	—	—	(1,310)
Common unit-based compensation	—	(527)	—	—	(527)
Distributions on deferred common unit-based compensation	—	(986)	—	—	(986)
Distributions from consolidated company to noncontrolling interest	—	—	—	(288)	(288)
Distributions to Partners	—	(50,767)	—	—	(50,767)
Other	—	(273)	—	—	(273)
Balance at March 31, 2020	127,195,219	1,132,836	(77,055)	11,723	1,067,504
Comprehensive income (loss):
Net loss	—	(46,664)	—	(15)	(46,679)
Actuarially determined long-term liability adjustments	—	—	939	—	939
Total comprehensive loss					(45,740)
Common unit-based compensation	—	1,610	—	—	1,610
Distributions from consolidated company to noncontrolling interest	—	—	—	(222)	(222)
Balance at June 30, 2020	127,195,219	$1,087,782	$(76,116)	$11,486	$1,023,152

11.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 16 – Segment Information.

	Coal Operations		Royalties
	Illinois				Other and
	Basin	Appalachia	Oil & Gas	Coal	Corporate	Elimination	Consolidated

	(in thousands)
Three Months Ended June 30, 2021

Coal sales	$210,157	$115,817	$—	$—	$—	$—	$325,974
Oil & gas royalties	—	—	17,114	—	—	—	17,114
Coal royalties	—	—	—	11,653	—	(11,653)	—
Transportation revenues	7,434	4,624	—	—	—	—	12,058
Other revenues	642	282	473	—	8,547	(2,647)	7,297
Total revenues	$218,233	$120,723	$17,587	$11,653	$8,547	$(14,300)	$362,443

Three Months Ended June 30, 2020

Coal sales	$134,160	$102,126	$—	$—	$—	$—	$236,286
Oil & gas royalties	—	—	7,786	—	—	—	7,786
Coal royalties	—	—	—	6,778	—	(6,778)	0
Transportation revenues	3,153	2,604	—	—	—	—	5,757
Other revenues	474	2,380	61	—	4,955	(2,497)	5,373
Total revenues	$137,787	$107,110	$7,847	$6,778	$4,955	$(9,275)	$255,202

Six Months Ended June 30, 2021

Coal sales	$392,798	$220,663	$—	$—	$—	$—	$613,461
Oil & gas royalties	—	—	31,113	—	—	—	31,113
Coal royalties	—	—	—	22,954	—	(22,954)	—
Transportation revenues	15,114	8,012	—	—	—	—	23,126
Other revenues	1,255	667	494	—	16,315	(5,366)	13,365
Total revenues	$409,167	$229,342	$31,607	$22,954	$16,315	$(28,320)	$681,065

Six Months Ended June 30, 2020

Coal sales	$333,258	$217,665	$—	$—	$—	$—	$550,923
Oil & gas royalties	—	—	22,025	—	—	—	22,025
Coal royalties	—	—	—	18,149	—	(18,149)	—
Transportation revenues	7,009	3,487	—	—	—	—	10,496
Other revenues	1,392	14,061	85	5	12,334	(5,356)	22,521
Total revenues	$341,659	$235,213	$22,110	$18,154	$12,334	$(23,505)	$605,965

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2021 and disaggregated by segment and contract duration.

				2024 and
	2021	2022	2023	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$446,385	$305,362	$238,070	$201,875	$1,191,692
Appalachia Coal Operations coal revenues	218,512	183,520	17,880	10,080	429,992
Total coal revenues (1)	$664,897	$488,882	$255,950	$211,955	$1,621,684

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

The following is a reconciliation of net income (loss) attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except per unit data)
Net income (loss) attributable to ARLP	$44,035	$(46,664)	$68,783	$(191,447)

Less:
Distributions to participating securities	(401)	—	(619)	—
Undistributed earnings attributable to participating securities	(825)	—	(934)	—

Net income (loss) attributable to ARLP available to limited partners	$42,809	$(46,664)	$67,230	$(191,447)

Weighted-average limited partner units outstanding – basic and diluted	127,195	127,195	127,195	127,134

Earnings per limited partner unit - basic and diluted (1)	$0.34	$(0.37)	$0.53	$(1.51)
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,525 and 1,397 for the three and six months ended June 30, 2021, respectively, and 661 and 654 for the three and six months ended June 30, 2020, respectively, were considered anti-dilutive under the treasury stock method.

13.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$54,233	$52,880	$54,739	$53,384
Accruals increase	1,565	192	3,237	1,940
Payments	(2,565)	(1,992)	(4,975)	(4,563)
Interest accretion	231	320	463	639
Valuation loss (gain) (1)	(1,405)	3,078	(1,405)	3,078
Ending balance	$52,059	$54,478	$52,059	$54,478

(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation gain in 2021 is due to an increase in the discount rate from 1.95% on December 31, 2020 to 2.34% on June 30, 2021. We conducted a mid-year 2020 review of our actuarial assumptions, which resulted in a valuation loss in 2020 due to unfavorable changes in claims development and a decrease in the discount rate from 2.81% on December 31, 2019 to 2.05% on June 30, 2020.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of June 30, 2021 are $7.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Service cost	$989	$883	$2,020	$1,761
Interest cost (1)	637	749	1,273	1,499
Net amortization (1)	1,043	(171)	2,086	(343)
Net periodic benefit cost	$2,669	$1,461	$5,379	$2,917
(1)	Interest cost and net amortization are included in the Other expense line item within our condensed consolidated statements of income.

14.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

We maintain the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  As part of our LTIP, unit awards of non-vested "phantom" or notional units, also referred to as "restricted units", may be granted which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Certain awards may also contain a minimum-value guarantee payable in ARLP common units or cash that would be paid regardless of whether or not the awards vest, as long as service requirements are met.  Annual grant levels, vesting provisions and minimum-value guarantees of restricted units for designated participants are recommended by Mr. Craft, subject to review and approval of the compensation committee of the MGP board of directors (the "Compensation Committee").  Vesting of all restricted units outstanding is subject to the satisfaction of certain financial tests. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously expensed amounts for that grant are reversed and no future expense will be recognized for that grant.  Assuming the financial tests are met, grants of restricted units issued to LTIP participants are generally expected to cliff vest on January 1st of the third year following issuance of the grants.  We expect to settle restricted unit grants by delivery of newly-issued ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  We account for forfeitures of non-vested LTIP restricted unit grants as they occur.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP restricted unit awards, all non-vested restricted units include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with value equal to the cash distributions we make to unitholders during the vesting period. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously paid DER amounts for that grant are reversed from Partners’ Capital and recorded as compensation expense and any future DERs, for that grant, if any, will be recognized as compensation expense when paid.

A summary of non-vested LTIP grants as of and for the six months ended June 30, 2021 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2021	1,430,489	$5.02	$6,409
Granted (1)	1,818,190	6.03
Forfeited	(8,152)	5.02
Non-vested grants at June 30, 2021	3,240,527	5.59	23,364
(1)	921,430 units and 896,760 units have a minimum-value guarantee of $2.53 and $3.79 per unit, respectively, regardless of whether or not the awards vest.

LTIP expense for grants of restricted units was $1.4 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.  LTIP expense for grants of restricted units for the six months ended June 30, 2020 includes the reversal of $4.8 million of cumulative previously recognized expense for the 2019 Grants, which were determined to be not probable of vesting, offset in part by related DERs for the 2019 Grants previously recorded to equity and then expensed.

The total obligation associated with LTIP grants of restricted units as of June 30, 2021 was $3.5 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  As of June 30, 2021, there was $14.6 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the six months ended June 30, 2021 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2021	760,630	$22.04	$3,408
Granted	12,942	5.99
Phantom units outstanding as of June 30, 2021	773,572	21.77	5,577

Total SERP and Directors' Deferred Compensation Plan expense was $0.1 million for the three months ended June 30, 2021 and 2020, and $0.2 million and $0.4 million for the six months ended June 30, 2021, and 2020, respectively.  As of June 30, 2021, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $16.8 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Interest cost	$860	$1,054	$1,720	$2,108
Expected return on plan assets	(1,671)	(1,491)	(3,342)	(2,983)
Amortization of prior service cost	46	47	93	93
Amortization of net loss	1,142	1,063	2,283	2,127
Net periodic benefit cost (1)	$377	$673	$754	$1,345
(1)	Net periodic benefit cost for the Pension Plan is included in the Other expense line item within our condensed consolidated statements of income.

During the six months ended June 30, 2021, we made contribution payments totaling $3.3 million to the Pension Plan for the 2020 plan year.  As a result of certain pension plan contribution relief provided by the American Rescue Plan Act enacted in March 2021, we do not expect to make additional contributions to the Pension Plan during 2021 or 2022.

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

Reportable segment results are presented below.

	Coal Operations		Royalties
	Illinois				Other and	Elimination
	Basin	Appalachia	Oil & Gas	Coal	Corporate	(1)	Consolidated

	(in thousands)
Three Months Ended June 30, 2021

Revenues - Outside	$218,233	$120,723	$17,587	$—	$5,900	$—	$362,443
Revenues - Intercompany	—	—	—	11,653	2,647	(14,300)	—
Total revenues (2)	218,233	120,723	17,587	11,653	8,547	(14,300)	362,443

Segment Adjusted EBITDA Expense (3)	140,176	74,456	2,419	4,871	4,825	(12,243)	214,504
Segment Adjusted EBITDA (4)	70,623	41,641	15,379	6,782	3,724	(2,057)	136,092
Capital expenditures	12,515	10,382	—	—	1,292	—	24,189

Three Months Ended June 30, 2020

Revenues - Outside	$137,787	$107,110	$7,847	$—	$2,458	$—	$255,202
Revenues - Intercompany	—	—	—	6,778	2,497	(9,275)	—
Total revenues (2)	137,787	107,110	7,847	6,778	4,955	(9,275)	255,202

Segment Adjusted EBITDA Expense (3)	111,967	74,227	1,119	3,021	4,147	(6,940)	187,541
Segment Adjusted EBITDA (4)	22,667	30,279	6,881	3,757	807	(2,335)	62,056
Capital expenditures	14,029	19,686	—	—	166	—	33,881

Six Months Ended June 30, 2021

Revenues - Outside	$409,167	$229,342	$31,607	$—	$10,949	$—	$681,065
Revenues - Intercompany	—	—	—	22,954	5,366	(28,320)	—
Total revenues (2)	409,167	229,342	31,607	22,954	16,315	(28,320)	681,065

Segment Adjusted EBITDA Expense (3)	265,757	148,182	4,477	8,899	9,111	(24,205)	412,221
Segment Adjusted EBITDA (4)	128,296	73,147	27,325	14,055	7,205	(4,115)	245,913
Total assets	726,555	425,574	604,355	292,134	489,271	(422,376)	2,115,513
Capital expenditures	28,916	22,048	—	—	4,662	—	55,626

Six Months Ended June 30, 2020

Revenues - Outside	$341,659	$235,213	$22,110	$5	$6,978	$—	$605,965
Revenues - Intercompany	—	—	—	18,149	5,356	(23,505)	—
Total revenues (2)	341,659	235,213	22,110	18,154	12,334	(23,505)	605,965

Segment Adjusted EBITDA Expense (3)	268,650	154,145	2,002	7,488	8,789	(18,835)	422,239
Segment Adjusted EBITDA (4)	66,000	77,581	20,636	10,666	3,544	(4,670)	173,757
Total assets	814,972	492,073	628,308	294,435	473,119	(417,279)	2,285,628
Capital expenditures	40,258	43,257	—	—	730	—	84,245
(1)	The elimination column represents the elimination of intercompany transactions and is primarily comprised of coal royalties paid by certain of our coal operation entities to Alliance Resource Properties, sales from the Matrix Group to our mining operations, coal sales and purchases between operations within different segments, sales of receivables to AROP Funding, financing between segments and insurance premiums paid to Wildcat Insurance.

(2)	Revenues included in the Other and Corporate column are primarily attributable to the outside and affiliate revenues at the Matrix Group and coal brokerage activities. In addition, Other and Corporate includes affiliate revenues from administrative and Wildcat Insurance revenues services.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Segment Adjusted EBITDA Expense	$214,504	$187,541	$412,221	$422,239
Outside coal purchases	(114)	—	(114)	—
Other expense	(1,351)	(377)	(2,548)	(733)
Operating expenses (excluding depreciation, depletion and amortization)	$213,039	$187,164	$409,559	$421,506

(4)	Segment Adjusted EBITDA is defined as net income (loss) attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and asset and goodwill impairments. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Consolidated Segment Adjusted EBITDA	$136,092	$62,056	$245,913	$173,757
General and administrative	(17,492)	(13,822)	(32,996)	(27,260)
Depreciation, depletion and amortization	(64,733)	(83,559)	(123,935)	(157,480)
Asset impairments	—	—	—	(24,977)
Goodwill impairment	—	—	—	(132,026)
Interest expense, net	(9,827)	(11,416)	(20,206)	(23,643)
Income tax (expense) benefit	(5)	77	7	182
Net income (loss) attributable to ARLP	$44,035	$(46,664)	$68,783	$(191,447)
Noncontrolling interest	130	(15)	208	61
Net income (loss)	$44,165	$(46,679)	$68,991	$(191,386)

17.SUBSEQUENT EVENTS

Other than the event described in Note 10, there were no subsequent events.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management's discussion and analysis of financial condition and results of operations include the following:

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for our coal mining operations.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for our oil and gas minerals interests.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land holding company for certain of our coal mineral interests, including the subsidiaries of Alliance Resource Properties, LLC.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

We reported net income attributable to ARLP of $44.0 million for the three months ended June 30, 2021 ("2021 Quarter") compared to a net loss attributable to ARLP of $46.7 million for the three months ended June 30, 2020 ("2020 Quarter").  The increase of $90.7 million was primarily due to higher revenues, partially offset by increased operating expenses.  Increased coal sales volumes and oil & gas prices drove total revenues higher in the 2021 Quarter by 42.0% to $362.4 million, compared to $255.2 million for the 2020 Quarter.  In general, the results from the 2021 Quarter benefited as compared to the 2020 Quarter, from significantly reduced disruptions to global energy demand created by the COVID-19 pandemic that negatively impacted our results for the 2020 Quarter.

	Three Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(per ton / per BOE sold)

Coal - Tons sold	7,846	5,186	N/A	N/A
Coal - Tons produced	7,481	4,323	N/A	N/A
Coal - Coal sales	$325,974	$236,286	$41.55	$45.56
Coal - Segment Adjusted EBITDA Expense (1) (2)	$218,867	$190,179	$27.90	$36.67
Oil & Gas Royalties - BOE sold	391	411	N/A	N/A
Oil & Gas Royalties – Royalties (3)	$17,114	$7,786	$43.73	$18.92
Coal Royalties - Tons sold	4,707	3,441	N/A	N/A
Coal Royalties - Intercompany royalties	$11,653	$6,778	$2.48	$1.97
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $89.7 million or 38.0% to $326.0 million for the 2021 Quarter from $236.3 million for the 2020 Quarter.  The increase was attributable to a volume variance of $121.2 million resulting from increased tons sold, partially offset by a price variance of $31.5 million due to lower average coal sales prices.  Improved domestic and international coal demand during the 2021 Quarter drove coal sales volumes higher by 51.3% to 7.8 million tons sold compared to 5.2 million tons sold in the 2020 Quarter, which was adversely impacted by the pandemic.  Contributing to the increase for the 2021 Quarter was the shipment of tons delayed in the three months ended March 31, 2021 due to weather-related transportation disruptions and an unplanned customer outage.  Coal sales price realizations decreased by 8.8% in the 2021 Quarter to $41.55 per ton sold, compared to $45.56 per ton sold during the 2020 Quarter, due to the expiration of higher priced contract shipments. Production volumes increased by 73.1% in the 2021 Quarter, reflecting the temporary idling of production at certain mines during the 2020 Quarter in response to weak market conditions resulting from the pandemic.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 15.1% to $218.9 million, as a result of higher coal sales volumes.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations decreased 23.9% in the 2021 Quarter to $27.90 per ton sold, compared to $36.67 per ton in the 2020 Quarter, primarily due to increased volumes, lower inventory charges, improved recoveries at several mines and the benefit of ongoing expense control and efficiency initiatives at all of our mining operations. In addition, other cost decreases are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 24.2% to $9.35 per ton in the 2021 Quarter from $12.33 per ton in the 2020 Quarter. The decrease of $2.98 per ton was primarily due to increased volumes at our Illinois Basin mines where production was temporarily idled in the 2020 Quarter in response to weak market conditions resulting from the pandemic.

●	Workers' compensation expenses per ton produced decreased to $0.24 per ton in the 2021 Quarter from $1.33 per ton in the 2020 Quarter. The decrease of $1.09 per ton produced resulted from favorable mid-year workers' compensation accrual adjustments in the 2021 Quarter, primarily due to an increase in the discount rate, compared to the 2020 Quarter, which had a valuation loss due to unfavorable changes in claims development and a decrease in the discount rate.

●	Material and supplies expenses per ton produced decreased 19.3% to $9.17 per ton in the 2021 Quarter from $11.36 per ton in the 2020 Quarter. The decrease of $2.19 per ton produced reflects decreases of $1.06 per ton for outside expenses used in the mining processes, $0.91 per ton for power and fuel used in the mining process, $0.61 per ton for environmental and reclamation expenses other than longwall subsidence and $0.27 per ton in longwall subsidence expense primarily at our Tunnel Ridge operation, partially offset by increases of $1.02 per ton for roof support and $0.25 per ton for contract labor used in the mining process.

●	Maintenance expenses per ton produced decreased 18.6% to $2.59 per ton in the 2021 Quarter from $3.18 per ton in the 2020 Quarter. The decrease of $0.59 per ton produced was primarily due to increased production and improved recoveries previously mentioned.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes decreased $0.56 per produced ton sold in the 2021 Quarter compared to the 2020 Quarter primarily as a result of lower coal sales prices and a favorable state tons sold mix decreasing severance taxes per ton, in addition to decreased excise taxes per ton resulting from a greater mix of export shipments.

Oil & gas royalties.  Oil & gas royalty revenues increased to $17.1 million in the 2021 Quarter compared to $7.8 million for the 2020 Quarter.  The increase of $9.3 million was primarily due to significantly higher sales price realizations per BOE.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $64.7 million for the 2021 Quarter compared to $83.6 million for the 2020 Quarter primarily as a result of increased mine life estimates for certain mines and reduced depreciation associated with coal inventory changes.

Transportation revenues and expenses.  Transportation revenues and expenses were $12.1 million and $5.8 million for the 2021 and 2020 Quarters, respectively.  The increase of $6.3 million was primarily attributable to increased average third-party transportation rates in the 2021 Quarter and increased coal tonnage for which we arrange third-party transportation at certain mines primarily due to increased coal shipments to international markets.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2021 Quarter Segment Adjusted EBITDA increased $74.0 million to $136.1 million from the 2020 Quarter Segment Adjusted EBITDA of $62.1 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volume, coal royalties, coal royalties tons sold and Segment Adjusted EBITDA Expense by segment are as follows:

	Three Months Ended
	June 30,
	2021	2020	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$70,623	$22,667	$47,956	211.6%
Appalachia Coal Operations	41,641	30,279	11,362	37.5%
Oil & Gas Royalties	15,379	6,881	8,498	123.5%
Coal Royalties	6,782	3,757	3,025	80.5%
Other and Corporate	3,724	807	2,917	(1)
Elimination	(2,057)	(2,335)	278	11.9%
Total Segment Adjusted EBITDA (2)	$136,092	$62,056	$74,036	119.3%

Coal - Tons sold
Illinois Basin Coal Operations	5,425	3,350	2,075	61.9%
Appalachia Coal Operations	2,421	1,836	585	31.9%
Total tons sold	7,846	5,186	2,660	51.3%

Coal sales
Illinois Basin Coal Operations	$210,157	$134,160	$75,997	56.6%
Appalachia Coal Operations	115,817	102,126	13,691	13.4%
Total coal sales	$325,974	$236,286	$89,688	38.0%

Other revenues
Illinois Basin Coal Operations	$642	$474	$168	35.4%
Appalachia Coal Operations	282	2,380	(2,098)	(88.2)%
Oil & Gas Royalties	473	61	412	(1)
Other and Corporate	8,547	4,955	3,592	72.5%
Elimination	(2,647)	(2,497)	(150)	(6.0)%
Total other revenues	$7,297	$5,373	$1,924	35.8%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$140,176	$111,967	$28,209	25.2%
Appalachia Coal Operations	74,456	74,227	229	0.3%
Oil & Gas Royalties	2,419	1,119	1,300	116.2%
Coal Royalties	4,871	3,021	1,850	61.2%
Other and Corporate	4,825	4,147	678	16.3%
Elimination (3)	(12,243)	(6,940)	(5,303)	(76.4)%
Total Segment Adjusted EBITDA Expense	$214,504	$187,541	$26,963	14.4%

Oil & Gas Royalties
Volume - BOE (4)	391	411	(20)	(4.9)%
Oil & gas royalties	$17,114	$7,786	$9,328	119.8%

Coal Royalties
Volume - Tons sold (5)	4,707	3,441	1,266	36.8%
Intercompany coal royalties	$11,653	$6,778	$4,875	71.9%
(1)	Percentage change not meaningful.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."

(3)	Primarily includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments.
(4)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(5)	Represents tons sold by our Coal Operations Segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased to $70.6 million in the 2021 Quarter from $22.7 million in the 2020 Quarter.  The increase of $47.9 million was primarily attributable to higher coal sales, which increased 56.6% to $210.2 million in the 2021 Quarter from $134.2 million in the 2020 Quarter, partially offset by increased operating expenses. The increase of $76.0 million in coal sales primarily reflects increased sales volumes, which rose 61.9% compared to the 2020 Quarter due to improved coal demand and increased export volumes reflecting the continued economic recovery from the COVID-19 pandemic.  Segment Adjusted EBITDA Expense increased 25.2% to $140.2 million in the 2021 Quarter from $112.0 million in the 2020 Quarter primarily as a result of increased sales volumes.  Segment Adjusted EBITDA Expense per ton decreased $7.58 per ton sold to $25.84 from $33.42 per ton sold in the 2020 Quarter primarily as a result of increased volumes at all of our Illinois Basin mines reflecting the temporary idling and scaling back of Illinois Basin operations in the 2020 Quarter in response to weak market conditions resulting from the pandemic offset in part by increased longwall move days at our Hamilton mine.  Lower inventory charges, the impact of ongoing expense control and efficiency initiatives at all of our mining operations in the region and improved recoveries at our Hamilton mine also contributed to the expense decrease.  In addition, see certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense" and particularly related to expense decreases associated with workers compensation expense.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 37.5% to $41.6 million for the 2021 Quarter from $30.3 million in the 2020 Quarter.  The increase of $11.3 million was primarily attributable to higher coal sales, which increased 13.4% to $115.8 million in the 2021 Quarter from $102.1 million in the 2020 Quarter.  The increase in coal sales reflects higher tons sold, partially offset by lower price realizations.  Tons sold increased 31.9% in the 2021 Quarter compared to the 2020 Quarter due to increased sales volumes at our Tunnel Ridge and MC Mining operations resulting from improved market conditions.  Coal sales price per ton sold in the 2021 Quarter decreased 14.0% compared to the 2020 Quarter primarily due to the expiration of higher priced contract shipments at our Tunnel Ridge and MC Mining mines and reduced export shipments of higher priced metallurgical coal from our Mettiki mine.  Segment Adjusted EBITDA Expense remained comparable to the 2020 Quarter as reduced per ton costs in the 2021 Quarter offset increased expenses resulting from higher sales volumes in the 2021 Quarter.  Segment Adjusted EBITDA Expense per ton decreased $9.68 per ton sold to $30.75 compared to $40.43 per ton sold in the 2020 Quarter, as a result of increased sales volumes, favorable inventory charges, ongoing expense control and efficiency initiatives and improved recoveries across the region, partially offset by reduced longwall shifts at our Mettiki mine, and increased longwall move days and certain operational transition issues with new longwall equipment both at our Tunnel Ridge mine in the 2021 Quarter.  See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense" and particularly related to expense per ton decreases associated with selling expenses.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to $15.4 million for the 2021 Quarter from $6.9 million in the 2020 Quarter.  The increase of $8.5 million was primarily due to significantly higher sales price realizations per BOE, which more than offset lower BOE volumes.

Coal Royalties – Segment Adjusted EBITDA increased 80.5% to $6.8 million for the 2021 Quarter from $3.8 million in the 2020 Quarter.  The increase of $3.0 million was a result of increased royalty tons sold and higher average royalty rates per ton received from our mining subsidiaries, partially offset by increased selling expenses.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

We reported net income attributable to ARLP of $68.8 million for the six months ended June 30, 2021 ("2021 Period") compared to a net loss attributable to ARLP of $191.4 million for the six months ended June 30, 2020 ("2020 Period").  The increase of $260.2 million resulted from higher revenues, reduced operating expenses, lower depreciation and $157.0 million of non-cash impairment charges in the 2020 Period.  Coal sales volumes increased 18.0% compared to the 2020 Period driving total revenues higher by 12.4%.  Ongoing cost control and efficiency initiatives at our mining operations, offset in part by expense increases resulting from higher coal sales volumes, contributed to lower operating expenses of $409.6 million for the 2021 Period, compared to $421.5 million for the 2020 Period.  In general, results for the 2021 Period were significantly improved compared to the 2020 Period, which was impacted by reduced global energy demand and weak commodity prices as a result of lockdown measures imposed in response to the COVID-19 pandemic.

	Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	14,674	12,437	N/A	N/A
Coal - Tons produced	15,482	12,344	N/A	N/A
Coal - Coal sales	$613,461	$550,923	$41.81	$44.30
Coal - Segment Adjusted EBITDA Expense (1) (2)	$421,799	$430,898	$28.74	$34.65
Oil & Gas Royalties - BOE sold	791	906	N/A	N/A
Oil & Gas Royalties – Royalties (3)	$31,113	$22,025	$39.33	$24.31
Coal Royalties - Tons sold	9,228	8,439	N/A	N/A
Coal Royalties - Intercompany royalties	$22,954	$18,149	$2.49	$2.15
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $62.6 million or 11.4% to $613.5 million for the 2021 Period from $550.9 million for the 2020 Period.  The increase was attributable to a volume variance of $99.1 million resulting from increased tons sold partially offset by a price variance of $36.5 million due to lower average coal sales prices.  Tons sold increased 18.0% to 14.7 million tons in the 2021 Period due to improved coal demand and increased export shipments.  Primarily due to the expiration of higher priced contract shipments, coal sales price realizations declined 5.6% in the 2021 Period to $41.81 per ton sold, compared to $44.30 per ton sold during the 2020 Period.  Production volumes increased by 25.4% in the 2021 Period, reflecting the temporary idling and scaling back of production at certain mines during the 2020 Period in response to weak market conditions resulting from the pandemic.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations decreased 2.1% to $421.8 million, primarily as a result of reduced costs per ton, partially offset by increased expenses associated with higher coal sales volumes.  Segment Adjusted EBITDA Expense per ton decreased 17.1% in the 2021 Period to $28.74 per ton, compared to $34.65 per ton in the 2020 Period. The decrease was attributed primarily to increased volumes, lower inventory charges, improved recoveries at several mines and the impact of ongoing expense control and efficiency initiatives at all of our mining operations in addition to other cost decreases which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 17.5% to $9.39 per ton in the 2021 Period from $11.38 per ton in the 2020 Period. The decrease of $1.99 per ton was primarily due to increased volumes at our Illinois Basin mines where production was temporarily idled in the 2020 Period in response to weak market conditions resulting from the pandemic.

●	Workers' compensation expenses per ton produced decreased to $0.32 per ton in the 2021 Period from $0.74 per ton in the 2020 Period. The decrease of $0.42 per ton produced resulted from favorable mid-year workers' compensation accrual adjustments in the 2021 Period, primarily due to an increase in the discount rate, compared to the 2020 Period, which had a valuation loss due to unfavorable changes in claims development and a decrease in the discount rate.

●	Material and supplies expenses per ton produced decreased 13.7% to $9.57 per ton in the 2021 Period from $11.09 per ton in the 2020 Period. The decrease of $1.52 per ton produced reflects decreases of $0.73 per ton for outside expenses used in the mining processes, $0.43 per ton for power and fuel used in the mining process and $0.35 per ton for environmental and reclamation expenses other than longwall subsidence, partially offset by an increase of $0.38 per ton for roof support.

●	Maintenance expenses per ton produced decreased 26.1% to $2.57 per ton in the 2021 Period from $3.48 per ton in the 2020 Period. The decrease of $0.91 per ton produced was primarily due to increased production and improved recoveries previously mentioned.

Oil & gas royalties.  Oil & gas royalty revenues increased to $31.1 million in the 2021 Period compared to $22.0 million for the 2020 Period.  The increase of $9.1 million was primarily due to significantly higher sales price realizations per BOE.

Other revenues.  Other revenues were principally comprised of Mt. Vernon transloading revenues in our Illinois Basin Coal Operations segment, Matrix Design sales in Other & Corporate as well as revenues not specific to any particular segment such as contract buy-out revenues and other outside services.  Other revenues decreased to $13.4 million in the 2021 Period from $22.5 million in the 2020 Period.  The decrease of $9.1 million was primarily due to a customer buy-out of certain coal contracts at our Tunnel Ridge mine during the 2020 Period.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $123.9 million for the 2021 Period compared to $157.5 million for the 2020 Period primarily as a result of increased mine life estimates for certain mines and reduced depreciation associated with a) coal inventory changes, b) certain mines closed prior to 2021 and c) lower BOE volumes.

Asset impairment.  During the 2020 Period, we recorded $25.0 million of non-cash asset impairment charges due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment and greenfield coal reserves as a result of weakened coal market conditions.  Please read "Item 1. Financial Statements (Unaudited)—Note 2 – Long-Lived Asset Impairments" of this Quarterly Report on Form 10-Q.

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

Transportation revenues and expenses.  Transportation revenues and expenses were $23.1 million and $10.5 million for the 2021 and 2020 Periods, respectively.  The increase of $12.6 million was primarily attributable to increased average third-party transportation rates in the 2021 Period and increased coal tonnage for which we arrange third-party transportation at certain mines primarily due to increased coal shipments to international markets.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2021 Period Segment Adjusted EBITDA increased $72.1 million, or 41.5%, to $245.9 million from the 2020 Period Segment Adjusted EBITDA of $173.8 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, oil & gas royalties, BOE volume, coal royalties, coal royalties tons sold and Segment Adjusted EBITDA Expense by segment are as follows:

	Six Months Ended
	June 30,
	2021	2020	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$128,296	$66,000	$62,296	94.4%
Appalachia Coal Operations	73,147	77,581	(4,434)	(5.7)%
Oil & Gas Royalties	27,325	20,636	6,689	32.4%
Coal Royalties	14,055	10,666	3,389	31.8%
Other and Corporate	7,205	3,544	3,661	103.3%
Elimination	(4,115)	(4,670)	555	11.9%
Total Segment Adjusted EBITDA (2)	$245,913	$173,757	$72,156	41.5%

Coal - Tons sold
Illinois Basin Coal Operations	10,185	8,406	1,779	21.2%
Appalachia Coal Operations	4,489	4,031	458	11.4%
Total tons sold	14,674	12,437	2,237	18.0%

Coal sales
Illinois Basin Coal Operations	$392,798	$333,258	$59,540	17.9%
Appalachia Coal Operations	220,663	217,665	2,998	1.4%
Total coal sales	$613,461	$550,923	$62,538	11.4%

Other revenues
Illinois Basin Coal Operations	$1,255	$1,392	$(137)	(9.8)%
Appalachia Coal Operations	667	14,061	(13,394)	(95.3)%
Oil & Gas Royalties	494	85	409	(1)
Coal Royalties	—	5	(5)	(100.0)%
Other and Corporate	16,315	12,334	3,981	32.3%
Elimination	(5,366)	(5,356)	(10)	(0.2)%
Total other revenues	$13,365	$22,521	$(9,156)	(40.7)%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$265,757	$268,650	$(2,893)	(1.1)%
Appalachia Coal Operations	148,182	154,145	(5,963)	(3.9)%
Oil & Gas Royalties	4,477	2,002	2,475	123.6%
Coal Royalties	8,899	7,488	1,411	18.8%
Other and Corporate	9,111	8,789	322	3.7%
Elimination (3)	(24,205)	(18,835)	(5,370)	(28.5)%
Total Segment Adjusted EBITDA Expense	$412,221	$422,239	$(10,018)	(2.4)%

Oil & Gas Royalties
Volume - BOE (4)	791	906	(115)	(12.7)%
Oil & gas royalties	$31,113	$22,025	$9,088	41.3%

Coal Royalties
Volume - Tons sold (5)	9,228	8,439	789	9.3%
Intercompany coal royalties	$22,954	$18,149	$4,805	26.5%
(1)	Percentage change not meaningful.

(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(3)	Primarily includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments.
(4)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(5)	Represents tons sold by our Coal Operations Segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 94.4% to $128.3 million in the 2021 Period from $66.0 million in the 2020 Period.  The increase of $62.3 million was primarily attributable to higher coal sales, which increased 17.9% to $392.8 million in the 2021 Period from $333.3 million in the 2020 Period. The increase of $59.5 million in coal sales primarily reflects increased sales volumes, which rose 21.2% compared to the 2020 Period due to improved coal demand and increased export volumes reflecting the continued economic recovery from the COVID-19 pandemic.  Ongoing cost control and efficiency initiatives, offset in part by expense increases resulting from higher coal sales volumes, contributed to slightly lower Segment Adjusted EBITDA Expense in the 2021 Period compared to the 2020 Period.  Segment Adjusted EBITDA Expense per ton decreased 18.4% to $26.09 from $31.96 per ton sold in the 2020 Period primarily as a result of increased volumes where production was temporarily idled and scaled back in the 2020 Period in response to weak market conditions resulting from the pandemic.  Lower inventory charges and the impact of ongoing expense control and efficiency initiatives at all of our mining operations in the region also contributed to the decrease.  See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 5.7% to $73.1 million for the 2021 Period from $77.6 million in the 2020 Period.  The decrease of $4.5 million was primarily attributable to lower contract buy-out revenues at Tunnel Ridge as discussed above, partially offset by reduced operating expenses and higher coal sales.  Coal sales increased slightly to $220.7 million in the 2021 Period compared to $217.7 million in the 2020 Period as a result of increased sales volumes, partially offset by lower price realizations.  Tons sold increased 11.4% in the 2021 Period compared to the 2020 Period due to increased sales volumes at our Tunnel Ridge and MC Mining operations resulting from improved market conditions.  Coal sales price per ton sold in the 2021 Period decreased 9.0% compared to the 2020 Period primarily due to the expiration of higher priced contract shipments and reduced export shipments of higher priced metallurgical coal from our Mettiki mine.  Segment Adjusted EBITDA Expense decreased to $148.2 million in the 2021 Period from $154.1 million in the 2020 Period due to decreased per ton costs, partially offset by increased volumes.  Segment Adjusted EBITDA Expense per ton decreased $5.23 per ton sold to $33.01 compared to $38.24 per ton sold in the 2020 Period, as a result of increased sales volumes, ongoing expense control and efficiency initiatives and improved recoveries across the region.  See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Oil & Gas Royalties – Segment Adjusted EBITDA increased 32.4% to $27.3 million for the 2021 Period from $20.6 million in the 2020 Period.  The increase of $6.7 million was primarily due to significantly higher sales price realizations per BOE, which more than offset lower volumes.

Coal Royalties – Segment Adjusted EBITDA increased 31.8% to $14.1 million for the 2021 Period from $10.7 million in the 2020 Period.  The increase of $3.4 million was a result of increased royalty tons sold and higher average royalty rates per ton received from our mining subsidiaries, partially offset by increased selling expenses.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Consolidated Segment Adjusted EBITDA	$136,092	$62,056	$245,913	$173,757
General and administrative	(17,492)	(13,822)	(32,996)	(27,260)
Depreciation, depletion and amortization	(64,733)	(83,559)	(123,935)	(157,480)
Asset impairments	—	—	—	(24,977)
Goodwill impairment	—	—	—	(132,026)
Interest expense, net	(9,827)	(11,416)	(20,206)	(23,643)
Income tax (expense) benefit	(5)	77	7	182
Net income (loss) attributable to ARLP	$44,035	$(46,664)	$68,783	$(191,447)
Noncontrolling interest	130	(15)	208	61
Net income (loss)	$44,165	$(46,679)	$68,991	$(191,386)

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Segment Adjusted EBITDA Expense	$214,504	$187,541	$412,221	$422,239
Outside coal purchases	(114)	—	(114)	—
Other expense	(1,351)	(377)	(2,548)	(733)
Operating expenses (excluding depreciation, depletion and amortization)	$213,039	$187,164	$409,559	$421,506

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

In May 2018, the Board approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through June 30, 2021, we have purchased units for a total of $93.5 million under the program.  During the six months ended June 30, 2021, we did not repurchase and retire any units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

Cash Flows

Cash provided by operating activities was $158.2 million for the 2021 Period compared to $170.2 million for the 2020 Period.  The decrease in cash provided by operating activities was primarily due to an unfavorable working capital change related to trade receivables partially offset by a favorable working capital change related to accounts payable.

Net cash used in investing activities was $50.2 million for the 2021 Period compared to $87.5 million for the 2020 Period.  The decrease in cash used in investing activities was primarily attributable to the decrease in capital expenditures for mine infrastructure and equipment at various mines during the 2021 Period.

Net cash used in financing activities was $125.8 million for the 2021 Period compared to $84.1 million for the 2020 Period.  The increase in cash used in financing activities was primarily attributable to increased payments and reduced borrowings on the revolving credit facility, partially offset by lower cash distributions paid to unitholders compared to the 2020 Period. A quarterly cash distribution of $0.40 per unit was paid in February 2020, after which payment of distributions to unitholders was temporarily suspended. Payment of distributions resumed in the 2021 Period with a cash distribution of $0.10 per unit paid in May for the quarter ended March 31, 2021.  The quarterly distribution for the 2021 Quarter will be paid in August, 2021.

Capital Expenditures

Capital expenditures decreased to $55.6 million in the 2021 Period from $84.2 million in the 2020 Period.  See our discussion of "Cash Flows" above concerning the decrease in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the next five-year period of approximately $4.90 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2021 are estimated in a range of $125.0 million to $130.0 million.  Management anticipates funding remaining 2021 capital requirements with our cash and cash equivalents ($37.7 million as of June 30, 2021), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

Credit Facility.  On March 9, 2020, our Intermediate Partnership entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $459.5 million revolving credit facility, including a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings (the "Revolving Credit Facility"), with a termination date of March 9, 2024.

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas minerals assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 2.71% as of June 30, 2021.  On June 30, 2021, we had $21.8 million of letters of credit outstanding with $437.7 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 1.08 to 1.0, 10.66 to 1.0 and 0.20 to 1.0, respectively, for the trailing twelve months ended June 30, 2021.  We remained in compliance with the covenants of the Credit Agreement as of June 30, 2021 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2021, we extended the term of the Securitization Facility to January 2022 and reduced the borrowing availability under the facility to $60.0 million.  The Securitization Facility was previously scheduled to mature in January 2021.  On June 30, 2021, we had a $38.1 million outstanding balance under the Securitization Facility.

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

Line of Credit.  On February 19, 2021, we entered into a line of credit arrangement with a related party for $5.0 million.  The line of credit has a maturity date of February 28, 2023, with an option to extend it for an additional six months and accrue interest at an annual rate of 3.50%.  Interest is payable quarterly commencing March 31, 2021, and continuing each March 31, June 30, September 30 and December 31 thereafter through and including February 28, 2023.  The agreement contains customary terms and events of default and is guaranteed by ARLP.  We utilize the line of credit, as appropriate, for capital expenditures and investments.  As of June 30, 2021, we had drawn $1.8 million under this agreement.

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On June 30, 2021, we had $5.0 million in letters of credit outstanding under this agreement.

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

Credit Risk

Most of our coal is sold to United States electric utilities or into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayment for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.  Such credit risks from customers may impact the borrowing capacity of our Securitization Facility.  See "Part I - Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Obligations – Accounts Receivable Securitization".

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We had no outstanding borrowings under the Revolving Credit Facility and $38.1 million in borrowings under the Securitization Facility on June 30, 2021.  A one percentage point increase in the interest rates related to the Securitization Facility would result in an annualized increase in interest expense of $0.4 million, based on borrowing levels on June 30, 2021.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2021.

During the quarter ended June 30, 2021, we discovered that certain of our computer systems were subject to a cyber incident that did not materially impact our business, financial position or results of operations.  We are taking appropriate steps in response to the incident, including providing individual notifications. Because of this incident and the recent focus nationally on increases in ransomware attacks and other cybersecurity incidents on critical infrastructure, we implemented two-factor authentication and other security enhancements for access to our internal network as well as improvements to our network backup and recovery processes.  We do not consider these changes to our information technology environment, under which many of our internal controls operate, to be material changes in our internal control over financial reporting, but expect that these changes will strengthen our overall system of internal control over financial reporting.

During the quarterly period ended June 30, 2021, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation, including the changes discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2021, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2021 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 6, 2021.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Robert J. Fouch

Robert J. Fouch
Vice President, Controller and
Chief Accounting Officer