Form 10-Q
period 2021-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2021-11-04
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, 127,195,219 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,611	$55,574
Trade receivables	142,007	104,579
Other receivables	1,064	3,481
Inventories, net	65,484	56,407
Advance royalties	2,063	4,168
Prepaid expenses and other assets	10,931	21,565
Total current assets	326,160	245,774
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,570,201	3,554,090
Less accumulated depreciation, depletion and amortization	(1,873,987)	(1,753,845)
Total property, plant and equipment, net	1,696,214	1,800,245
OTHER ASSETS:
Advance royalties	65,034	56,791
Equity method investments	26,180	27,268
Goodwill	4,373	4,373
Operating lease right-of-use assets	14,338	15,004
Other long-term assets	16,676	16,561
Total other assets	126,601	119,997
TOTAL ASSETS	$2,148,975	$2,166,016

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$70,425	$47,511
Accrued taxes other than income taxes	23,797	25,054
Accrued payroll and related expenses	39,949	28,524
Accrued interest	12,500	5,132
Workers' compensation and pneumoconiosis benefits	10,635	10,646
Current finance lease obligations	821	766
Current operating lease obligations	1,809	1,854
Other current liabilities	14,379	21,919
Current maturities, long-term debt, net	16,770	73,199
Total current liabilities	191,085	214,605
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	425,075	519,421
Pneumoconiosis benefits	107,099	105,068
Accrued pension benefit	41,220	46,965
Workers' compensation	43,818	47,521
Asset retirement obligations	122,935	121,487
Long-term finance lease obligations	835	1,458
Long-term operating lease obligations	12,722	13,078
Other liabilities	22,348	24,146
Total long-term liabilities	776,052	879,144
Total liabilities	967,137	1,093,749

COMMITMENTS AND CONTINGENCIES - (NOTE 4)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,251,674	1,148,565
Accumulated other comprehensive loss	(80,981)	(87,674)
Total ARLP Partners' Capital	1,170,693	1,060,891
Noncontrolling interest	11,145	11,376
Total Partners' Capital	1,181,838	1,072,267
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,148,975	$2,166,016

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
SALES AND OPERATING REVENUES:
Coal sales	$362,264	$335,767	$975,725	$886,690
Oil & gas royalties	20,109	9,693	51,222	31,718
Transportation revenues	22,027	6,226	45,153	16,722
Other revenues	11,039	3,965	24,404	26,486
Total revenues	415,439	355,651	1,096,504	961,616

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	233,201	216,027	642,760	637,533
Transportation expenses	22,027	6,226	45,153	16,722
Outside coal purchases	6,065	—	6,179	—
General and administrative	18,655	13,871	51,651	41,131
Depreciation, depletion and amortization	68,763	80,182	192,698	237,662
Asset impairments	—	—	—	24,977
Goodwill impairment	—	—	—	132,026
Total operating expenses	348,711	316,306	938,441	1,090,051

INCOME (LOSS) FROM OPERATIONS	66,728	39,345	158,063	(128,435)

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2021 and 2020 of $123, $199, $314 and $1,265, respectively)	(9,408)	(11,186)	(29,646)	(34,911)
Interest income	19	30	51	112
Equity method investment income	703	62	1,106	650
Other expense	(84)	(723)	(2,632)	(1,456)
INCOME (LOSS) BEFORE INCOME TAXES	57,958	27,528	126,942	(164,040)

INCOME TAX EXPENSE	234	293	227	111

NET INCOME (LOSS)	57,724	27,235	126,715	(164,151)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(176)	(36)	(384)	(97)

NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$57,548	$27,199	$126,331	$(164,248)

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.44	$0.21	$0.97	$(1.29)

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	127,195,219	127,195,219	127,154,398

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET INCOME (LOSS)	$57,724	$27,235	$126,715	$(164,151)

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	47	47	140	140
Amortization of net actuarial loss (1)	1,141	969	3,424	3,096
Total defined benefit pension plan adjustments	1,188	1,016	3,564	3,236

Pneumoconiosis benefits
Amortization of net actuarial loss (gain) (1)	1,043	(172)	3,129	(515)
Total pneumoconiosis benefits adjustments	1,043	(172)	3,129	(515)

OTHER COMPREHENSIVE INCOME	2,231	844	6,693	2,721

COMPREHENSIVE INCOME (LOSS)	59,955	28,079	133,408	(161,430)

Less: Comprehensive income attributable to noncontrolling interest	(176)	(36)	(384)	(97)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ARLP	$59,779	$28,043	$133,024	$(161,527)
(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 13 and 15 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES	$310,977	$291,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(88,661)	(102,820)
Change in accounts payable and accrued liabilities	2,281	(9,698)
Proceeds from sale of property, plant and equipment	6,432	2,750
Distributions received from investments in excess of cumulative earnings	1,088	841
Escrow deposit for oil & gas reserve acquisition	(1,550)	—
Net cash used in investing activities	(80,410)	(108,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	35,000	46,100
Payments under securitization facility	(90,900)	(47,700)
Proceeds from equipment financings	—	14,705
Payments on equipment financings	(12,888)	(10,622)
Borrowings under revolving credit facilities	15,000	70,000
Payments under revolving credit facilities	(102,500)	(190,000)
Borrowings from line of credit	3,230	—
Payments on finance lease obligations	(568)	(8,204)
Payment of debt issuance costs	(113)	(5,821)
Payments for purchase of units and tax withholdings related to settlements under deferred compensation plans	(1,090)	(1,310)
Distributions paid to Partners	(26,086)	(51,753)
Other	(615)	(603)
Net cash used in financing activities	(181,530)	(185,208)
NET CHANGE IN CASH AND CASH EQUIVALENTS	49,037	(2,347)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,574	36,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,611	$34,135

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,045	$26,686
Cash paid for income taxes	$11	$10

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$8,012	$4,806
Right-of-use assets acquired by operating lease	$—	$278
Market value of common units issued under deferred compensation plans before tax withholding requirements	$1,082	$3,837

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2021 and December 31, 2020, the results of our operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020.  All intercompany transactions and accounts have been eliminated.

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

5.INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)

Coal	$31,066	$19,756
Supplies (net of reserve for obsolescence of $5,554 and $5,547, respectively)	34,418	36,651
Total inventories, net	$65,484	$56,407

6.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$459,650	$—	$—	$518,317	$—
Total	$—	$459,650	$—	$—	$518,317	$—

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

7.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020

	(in thousands)
Revolving credit facility	$—	$87,500	$(5,599)	$(7,196)
Senior notes	400,000	400,000	(3,278)	(3,964)
Securitization facility	—	55,900	—	—
May 2019 equipment financing	2,387	4,956	—	—
November 2019 equipment financing	34,617	42,367	—	—
June 2020 equipment financing	10,488	13,057	—	—
Line of credit	3,230	—	—	—
	450,722	603,780	(8,877)	(11,160)
Less current maturities	(16,770)	(73,199)	—	—
Total long-term debt	$433,952	$530,581	$(8,877)	$(11,160)

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas minerals assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 2.68% as of September 30, 2021.  On September 30, 2021, we had $23.3 million of letters of credit outstanding with $436.2 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 0.95 to 1.0, 11.60 to 1.0 and 0.10 to 1.0, respectively, for the trailing twelve months ended September 30, 2021.  We remained in compliance with the covenants of the Credit Agreement as of September 30, 2021 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2021, we extended the term of the Securitization Facility to January 2022 and reduced the borrowing availability under the facility to $60.0 million.  The Securitization Facility was previously scheduled to mature in January 2021.  On September 30, 2021, we had no outstanding balance under the Securitization Facility.

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

Line of Credit.  On February 19, 2021, we entered into a line of credit arrangement with a related party for $5.0 million.  The line of credit has a maturity date of February 28, 2023, with an option to extend it for an additional six months and accrue interest at an annual rate of 3.50%.  Interest is payable quarterly commencing March 31, 2021, and continuing each March 31, June 30, September 30 and December 31 thereafter through and including February 28, 2023.  The agreement contains customary terms and events of default and is guaranteed by ARLP.  We utilize the line of credit, as appropriate, for capital expenditures and investments.  As of September 30, 2021, we had drawn $3.2 million under this agreement.

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

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	104,149	4,339

We have concluded that Cavalier Minerals is a variable interest entity ("VIE") which we consolidate as the primary beneficiary because we are the managing member and a substantial equity owner in Cavalier Minerals.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our condensed consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of operations.

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

9.INVESTMENT

AllDale III

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$26,274	$27,705	$27,268	$28,529
Equity method investment income	703	62	1,106	650
Distributions received	(797)	(352)	(2,194)	(1,491)
Other	—	—	—	(273)
Ending balance	$26,180	$27,415	$26,180	$27,415

10.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2020 and 2021 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2020	$0.4000	$51,753
Total	$0.4000	$51,753

May 14, 2021	$0.1000	$13,045
August 13, 2021	0.1000	13,041
November 12, 2021 (1)	0.2000	—
Total	$0.4000	$26,086
(1)	On October 25, 2021, we declared this quarterly distribution payable on November 12, 2021 to all unitholders of record as of November 5, 2021.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the nine months ended September 30, 2021.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million. The remaining authorized amount for unit repurchases under this program is $6.5 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the nine months ended September 30, 2021 and 2020:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2021	127,195,219	$1,148,565	$(87,674)	$11,376	$1,072,267
Comprehensive income:
Net income	—	24,748	—	78	24,826
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive income					27,057
Common unit-based compensation	—	723	—	—	723
Distributions from consolidated company to noncontrolling interest	—	—	—	(141)	(141)
Balance at March 31, 2021	127,195,219	1,174,036	(85,443)	11,313	1,099,906
Comprehensive income:
Net income	—	44,035	—	130	44,165
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive income					46,396
Common unit-based compensation	—	1,485	—	—	1,485
Distributions on deferred common unit-based compensation	—	(324)	—	—	(324)
Distributions from consolidated company to noncontrolling interest	—	—	—	(222)	(222)
Distributions to Partners	—	(12,721)	—	—	(12,721)
Balance at June 30, 2021	127,195,219	1,206,511	(83,212)	11,221	1,134,520
Comprehensive income:
Net income	—	57,548	—	176	57,724
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive income					59,955
Settlement of deferred compensation plans		(1,090)	—	—	(1,090)
Common unit-based compensation	—	1,746	—	—	1,746
Distributions on deferred common unit-based compensation	—	(323)	—	—	(323)
Distributions from consolidated company to noncontrolling interest	—	—	—	(252)	(252)
Distributions to Partners	—	(12,718)	—	—	(12,718)
Balance at September 30, 2021	127,195,219	$1,251,674	$(80,981)	$11,145	$1,181,838

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2020	126,915,597	$1,331,482	$(77,993)	$11,935	$1,265,424
Comprehensive income (loss):
Net income (loss)	—	(144,783)	—	76	(144,707)
Actuarially determined long-term liability adjustments	—	—	938	—	938
Total comprehensive loss					(143,769)
Settlement of deferred compensation plans	279,622	(1,310)	—	—	(1,310)
Common unit-based compensation	—	(527)	—	—	(527)
Distributions on deferred common unit-based compensation	—	(986)	—	—	(986)
Distributions from consolidated company to noncontrolling interest	—	—	—	(288)	(288)
Distributions to Partners	—	(50,767)	—	—	(50,767)
Other	—	(273)	—	—	(273)
Balance at March 31, 2020	127,195,219	1,132,836	(77,055)	11,723	1,067,504
Comprehensive income (loss):
Net loss	—	(46,664)	—	(15)	(46,679)
Actuarially determined long-term liability adjustments	—	—	939	—	939
Total comprehensive loss					(45,740)
Common unit-based compensation	—	1,610	—	—	1,610
Distributions from consolidated company to noncontrolling interest	—	—	—	(222)	(222)
Balance at June 30, 2020	127,195,219	1,087,782	(76,116)	11,486	1,023,152
Comprehensive income:
Net income	—	27,199	—	36	27,235
Actuarially determined long-term liability adjustments	—	—	844	—	844
Total comprehensive income					28,079
Common unit-based compensation	—	1,645	—	—	1,645
Distributions from consolidated company to noncontrolling interest	—	—	—	(93)	(93)
Balance at September 30, 2020	127,195,219	$1,116,626	$(75,272)	$11,429	$1,052,783

11.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 16 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended September 30, 2021

Coal sales	$217,637	$144,627	$—	$—	$—	$362,264
Oil & gas royalties	—	—	20,109	—	—	20,109
Coal royalties	—	—	—	13,456	(13,456)	—
Transportation revenues	12,121	9,906	—	—	—	22,027
Other revenues	1,335	411	1,082	—	8,211	11,039
Total revenues	$231,093	$154,944	$21,191	$13,456	$(5,245)	$415,439

Three Months Ended September 30, 2020

Coal sales	$206,356	$129,411	$—	$—	$—	$335,767
Oil & gas royalties	—	—	9,693	—	—	9,693
Coal royalties	—	—	—	11,406	(11,406)	—
Transportation revenues	3,722	2,504	—	—	—	6,226
Other revenues	241	395	28	42	3,259	3,965
Total revenues	$210,319	$132,310	$9,721	$11,448	$(8,147)	$355,651

Nine Months Ended September 30, 2021

Coal sales	$610,435	$365,290	$—	$—	$—	$975,725
Oil & gas royalties	—	—	51,222	—	—	51,222
Coal royalties	—	—	—	36,410	(36,410)	—
Transportation revenues	27,235	17,918	—	—	—	45,153
Other revenues	2,590	1,078	1,576	—	19,160	24,404
Total revenues	$640,260	$384,286	$52,798	$36,410	$(17,250)	$1,096,504

Nine Months Ended September 30, 2020

Coal sales	$539,614	$347,076	$—	$—	$—	$886,690
Oil & gas royalties	—	—	31,718	—	—	31,718
Coal royalties	—	—	—	29,555	(29,555)	—
Transportation revenues	10,731	5,991	—	—	—	16,722
Other revenues	1,633	14,456	113	47	10,237	26,486
Total revenues	$551,978	$367,523	$31,831	$29,602	$(19,318)	$961,616

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2021 and disaggregated by segment and contract duration.

				2024 and
	2021	2022	2023	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$293,651	$567,699	$255,470	$196,683	$1,313,503
Appalachia Coal Operations coal revenues	183,060	325,846	17,880	10,080	536,866
Total coal revenues (1)	$476,711	$893,545	$273,350	$206,763	$1,850,369

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

The following is a reconciliation of net income (loss) attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except per unit data)
Net income (loss) attributable to ARLP	$57,548	$27,199	$126,331	$(164,248)

Less:
Distributions to participating securities	(765)	—	(1,384)	—
Undistributed earnings attributable to participating securities	(951)	(581)	(1,832)	—

Net income (loss) attributable to ARLP available to limited partners	$55,832	$26,618	$123,115	$(164,248)

Weighted-average limited partner units outstanding – basic and diluted	127,195	127,195	127,195	127,154

Earnings per limited partner unit - basic and diluted (1)	$0.44	$0.21	$0.97	$(1.29)
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 2,328 and 1,706 for the three and nine months ended September 30, 2021, respectively, and 661 and 656 for the three and nine months ended September 30, 2020, respectively, were considered anti-dilutive under the treasury stock method.

13.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$52,059	$54,478	$54,739	$53,384
Accruals increase	1,674	1,599	4,911	3,539
Payments	(2,939)	(2,123)	(7,914)	(6,686)
Interest accretion	232	319	695	958
Valuation loss (gain) (1)	—	—	(1,405)	3,078
Ending balance	$51,026	$54,273	$51,026	$54,273

(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation gain in 2021 is due to an increase in the discount rate from 1.95% on December 31, 2020 to 2.34% on June 30, 2021. We conducted a mid-year 2020 review of our actuarial assumptions, which resulted in a valuation loss in 2020 due to unfavorable changes in claims development and a decrease in the discount rate from 2.81% on December 31, 2019 to 2.05% on June 30, 2020.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of September 30, 2021 are $7.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Service cost	$1,007	$882	$3,027	$2,643
Interest cost (1)	636	750	1,909	2,249
Net amortization (1)	1,043	(172)	3,129	(515)
Net periodic benefit cost	$2,686	$1,460	$8,065	$4,377
(1)	Interest cost and net amortization are included in the Other expense line item within our condensed consolidated statements of operations.

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

A summary of non-vested LTIP grants as of and for the nine months ended September 30, 2021 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2021	1,430,489	$5.02	$6,409
Granted (1)	1,818,190	6.03
Forfeited	(69,933)	5.46
Non-vested grants at September 30, 2021	3,178,746	5.59	34,553
(1)	921,430 units and 896,760 units have a minimum-value guarantee of $2.53 and $3.79 per unit, respectively, regardless of whether or not the awards vest.

LTIP expense for grants of restricted units was $1.7 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $3.8 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively.  LTIP expense for grants of restricted units for the nine months ended September 30, 2020 includes the reversal of $4.8 million of cumulative previously recognized expense for the 2019 Grants, which were determined to be not probable of vesting, offset in part by related DERs for the 2019 Grants previously recorded to equity and then expensed.

The total obligation associated with LTIP grants of restricted units as of September 30, 2021 was $5.1 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  As of September 30, 2021, there was $12.6 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the nine months ended September 30, 2021 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2021	760,630	$22.04	$3,408
Granted	22,777	6.97
Issued (1)	(138,570)	25.86
Phantom units outstanding as of September 30, 2021	644,837	20.69	7,009
(1)	During the nine months ended September 30, 2021, we issued 102,962 ARLP common units purchased on the open market to a participant under the SERP. Units issued were net of units settled in cash to satisfy tax withholding obligations.

Total SERP and Directors' Deferred Compensation Plan expense was $0.1 million for the three months ended September 30, 2021 and 2020, and $0.3 million and $0.4 million for the nine months ended September 30, 2021, and 2020, respectively.  As of September 30, 2021, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $13.3 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Interest cost	$860	$1,030	$2,580	$3,138
Expected return on plan assets	(1,671)	(1,413)	(5,013)	(4,396)
Amortization of prior service cost	47	47	140	140
Amortization of net loss	1,141	969	3,424	3,096
Net periodic benefit cost (1)	$377	$633	$1,131	$1,978
(1)	Net periodic benefit cost for the Pension Plan is included in the Other expense line item within our condensed consolidated statements of operations.

During the nine months ended September 30, 2021, we made contribution payments totaling $3.3 million to the Pension Plan for the 2020 plan year.  As a result of certain pension plan contribution relief provided by the American Rescue Plan Act enacted in March 2021, we do not expect to make additional contributions to the Pension Plan during 2021 or 2022.

16.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests.  We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties.  We also have an "all other" category referred to as Other, Corporate and Elimination.

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

Beginning in the first quarter of 2021, we began to strategically view and manage our coal royalty activities separately from our coal mining operations since acquiring and managing a variety of royalty producing assets have similar management attributes.  As a result, we restructured our reportable segments to better reflect this strategic view in how we manage our business and allocate resources.  Prior periods have been recast to include Alliance Resource Properties within our new Coal Royalties reportable segment with offsetting recast adjustments primarily to our coal operations reportable segments and to a lesser extent, our Other, Corporate and Elimination category.  Eliminations reported in Other, Corporate and Elimination were also recast to reflect intercompany royalty revenues and offsetting intercompany royalty expense resulting from our new Coal Royalties reportable segment.

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

The Appalachia Coal Operations reportable segment includes currently operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC mining complex ("Tunnel Ridge") and (c) the MC Mining, LLC mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant. Our Coal Royalties reportable segment discussed below, controls the Penn Ridge coal reserves near our Tunnel Ridge operations which have not yet been leased to Tunnel Ridge.

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

Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 7 – Long-Term Debt) and other miscellaneous activities.  The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended September 30, 2021

Revenues - Outside	$231,093	$154,944	$21,191	$—	$8,211	$415,439
Revenues - Intercompany	—	—	—	13,456	(13,456)	—
Total revenues (1)	231,093	154,944	21,191	13,456	(5,245)	415,439

Segment Adjusted EBITDA Expense (2)	149,666	92,312	2,639	4,258	(9,525)	239,350
Segment Adjusted EBITDA (3)	69,305	52,726	19,080	9,198	4,280	154,589
Capital expenditures	19,081	12,531	—	30	1,393	33,035

Three Months Ended September 30, 2020

Revenues - Outside	$210,319	$132,310	$9,721	$42	$3,259	$355,651
Revenues - Intercompany	—	—	—	11,406	(11,406)	—
Total revenues (1)	210,319	132,310	9,721	11,448	(8,147)	355,651

Segment Adjusted EBITDA Expense (2)	131,014	86,701	849	5,161	(6,975)	216,750
Segment Adjusted EBITDA (3)	75,583	43,105	8,898	6,287	(1,172)	132,701
Capital expenditures	3,815	14,541	—	—	219	18,575

Nine Months Ended September 30, 2021

Revenues - Outside	$640,260	$384,286	$52,798	$—	$19,160	$1,096,504
Revenues - Intercompany	—	—	—	36,410	(36,410)	—
Total revenues (1)	640,260	384,286	52,798	36,410	(17,250)	1,096,504

Segment Adjusted EBITDA Expense (2)	415,423	240,494	7,116	13,157	(24,619)	651,571
Segment Adjusted EBITDA (3)	197,601	125,873	46,405	23,253	7,370	400,502
Total assets	703,060	422,504	601,695	289,100	132,616	2,148,975
Capital expenditures	47,997	34,579	—	30	6,055	88,661

Nine Months Ended September 30, 2020

Revenues - Outside	$551,978	$367,523	$31,831	$47	$10,237	$961,616
Revenues - Intercompany	—	—	—	29,555	(29,555)	—
Total revenues (1)	551,978	367,523	31,831	29,602	(19,318)	961,616

Segment Adjusted EBITDA Expense (2)	399,664	240,846	2,851	12,649	(17,021)	638,989
Segment Adjusted EBITDA (3)	141,583	120,686	29,534	16,953	(2,298)	306,458
Total assets	799,936	461,751	616,491	291,854	61,308	2,231,340
Capital expenditures	44,073	57,798	—	—	949	102,820
(1)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily the coal royalties intercompany eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Segment Adjusted EBITDA Expense	$239,350	$216,750	$651,571	$638,989
Outside coal purchases	(6,065)	—	(6,179)	—
Other expense	(84)	(723)	(2,632)	(1,456)
Operating expenses (excluding depreciation, depletion and amortization)	$233,201	$216,027	$642,760	$637,533

(3)	Segment Adjusted EBITDA is defined as net income (loss) attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expenses and asset and goodwill impairments. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Consolidated Segment Adjusted EBITDA	$154,589	$132,701	$400,502	$306,458
General and administrative	(18,655)	(13,871)	(51,651)	(41,131)
Depreciation, depletion and amortization	(68,763)	(80,182)	(192,698)	(237,662)
Asset impairments	—	—	—	(24,977)
Goodwill impairment	—	—	—	(132,026)
Interest expense, net	(9,389)	(11,156)	(29,595)	(34,799)
Income tax expense	(234)	(293)	(227)	(111)
Net income (loss) attributable to ARLP	$57,548	$27,199	$126,331	$(164,248)
Noncontrolling interest	176	36	384	97
Net income (loss)	$57,724	$27,235	$126,715	$(164,151)

17.SUBSEQUENT EVENTS

Other than the events described below and in Note 10, there were no subsequent events.

On October 13, 2021, ARLP acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders Royalty Corp. for a purchase price of $31.0 million, which was funded with cash on hand. This acquisition enhances our ownership position in the Permian Basin and furthers our business strategy to grow our Oil & Gas Royalties segment.

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

We have four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties.  We also have an "all other" category referred to as Other, Corporate and Elimination.  Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia and a coal loading terminal in Indiana on the Ohio River.  Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins. Our ownership in these basins includes approximately 55,500 net royalty acres which provides us with diversified exposure to industry leading operators consistent with our general business strategy to grow our oil & gas mineral interest business.  We market our oil & gas mineral interests for lease to operators in those regions and generate royalty income from the leasing and development of those mineral interests.  Our Coal Royalties reportable segment includes coal reserves controlled by Alliance Resource Properties, which are either (a) leased to certain of our coal mining entities or (b) unleased but near our coal mining operations.

Beginning in the first quarter of 2021, we began to strategically view and manage our coal royalty activities separately from our coal operations since acquiring and managing a variety of royalty producing assets have similar management attributes.  As a result, we restructured our reportable segments to better reflect this strategic view in how we manage our business and allocate resources.  Prior periods have been recast to include Alliance Resource Properties within our new Coal Royalties reportable segment with offsetting recast adjustments primarily to our coal operations reportable segments and to a lesser extent, our Other, Corporate and Elimination category.  Eliminations reported in Other, Corporate and Elimination were also recast to reflect intercompany royalty revenues and offsetting intercompany royalty expense resulting from our new Coal Royalties reportable segment.

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

●	Appalachia Coal Operations reportable segment includes currently operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC mining complex ("Tunnel Ridge"), and (c) the MC Mining, LLC mining complex ("MC Mining"). The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant. Our Coal Royalties reportable segment discussed below, controls the Penn Ridge coal reserves near our Tunnel Ridge operations which have not yet been leased to Tunnel Ridge.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP ("AR Midland") and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale Minerals III, LP ("AllDale III") (Note 9 – Investment) and Cavalier Minerals. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Investment" of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes coal reserves held or controlled by Alliance Resource Properties, consisting of (a) reserves leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments and (b) reserves near our coal mining operations but not yet leased to our coal mining entities. About two thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 7 – Long-Term Debt) and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines. Please read "Item 1. Financial Statements (Unaudited)—Note 7 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on AROP Funding.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

We reported net income attributable to ARLP of $57.5 million for the three months ended September 30, 2021 ("2021 Quarter") compared to $27.2 million for the three months ended September 30, 2020 ("2020 Quarter").  The increase of $30.3 million was primarily due to higher revenues, partially offset by increased total operating expenses.  Total revenues in the 2021 Quarter increased by 16.8% to $415.4 million compared to $355.7 million in the 2020 Quarter as a result of higher coal sales volumes and significantly higher oil & gas prices.  In general, results from coal operations and oil & gas royalties for the 2021 Quarter were significantly improved compared to the 2020 Quarter, which was negatively impacted by the COVID-19 pandemic.

	Three Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(per ton / per BOE sold)

Coal - Tons sold	8,494	7,702	N/A	N/A
Coal - Tons produced	7,986	7,202	N/A	N/A
Coal - Coal sales	$362,264	$335,767	$42.65	$43.59
Coal - Segment Adjusted EBITDA Expense (1) (2)	$245,909	$222,146	$28.95	$28.84
Oil & Gas Royalties - BOE sold	414	468	N/A	N/A
Oil & Gas Royalties - Royalties (3)	$20,109	$9,693	$48.64	$20.71
Coal Royalties - Tons sold	5,344	5,098	N/A	N/A
Coal Royalties - Intercompany royalties	$13,456	$11,406	$2.52	$2.24
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $26.5 million or 7.9% to $362.3 million for the 2021 Quarter from $335.8 million for the 2020 Quarter.  The increase was attributable to a volume variance of $34.5 million resulting from increased tons sold, partially offset by a price variance of $8.0 million due to lower average coal sales prices.  Improved coal demand primarily in the export markets during the 2021 Quarter drove coal sales volumes higher by 10.3% to 8.5 million tons sold compared to 7.7 million tons sold in the 2020 Quarter, which was adversely impacted by the pandemic.  Coal sales price realizations decreased by 2.2% in the 2021 Quarter to $42.65 per ton sold, compared to $43.59 per ton sold during the 2020 Quarter, due to the expiration of higher priced contract shipments.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 10.7% to $245.9 million, as a result of higher coal sales volumes.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased slightly in the 2021 Quarter to $28.95 per ton sold, compared to $28.84 per ton in the 2020 Quarter, primarily due to certain cost increases, which are discussed below by category:

●	Material and supplies expenses per ton produced increased 8.4% to $10.38 per ton in the 2021 Quarter from $9.58 per ton in the 2020 Quarter. The increase of $0.80 per ton produced primarily reflects increases of $0.78 per ton for roof support, $0.33 per ton for contract labor used in the mining process and $0.24 per ton for power and fuel used in the mining process, partially offset by a decrease of $0.43 per ton in longwall subsidence expense.

●	Outside coal purchases increased $6.1 million in the 2021 Quarter as a result of sales from purchased coal, which generally costs higher on a per ton basis than our produced coal.

Segment Adjusted EBITDA Expense increases per ton were partially offset by the following decreases:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 11.5% to $9.19 per ton in the 2021 Quarter from $10.39 per ton in the 2020 Quarter. The decrease of $1.20 per ton was primarily due to a) increased volumes which in turn lowered certain fixed costs per ton, b) reduced benefit accruals and c) favorable medical adjustments.

●	Workers' compensation expenses per ton produced decreased to $(0.07) per ton in the 2021 Quarter from $0.45 per ton in the 2020 Quarter. The decrease of $0.52 per ton produced resulted primarily from refunds received in the 2021 Quarter on assessments paid to the state of Kentucky in prior years.

Oil & gas royalties.  Oil & gas royalty revenues increased to $20.1 million in the 2021 Quarter compared to $9.7 million for the 2020 Quarter.  The increase of $10.4 million was primarily due to significantly higher sales price realizations per BOE discussed above.

Other revenues.  Other revenues were principally comprised of Matrix Design sales and other miscellaneous sales and revenue activities.  Other revenues increased to $11.0 million in the 2021 Quarter from $4.0 million in the 2020 Quarter.  The increase of $7.0 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary and other smaller variances in the 2021 Quarter.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $68.8 million for the 2021 Quarter compared to $80.2 million for the 2020 Quarter primarily as a result of increased mine life estimates for certain mines and reduced depreciation associated with coal inventory changes.

Transportation revenues and expenses.  Transportation revenues and expenses were $22.0 million and $6.2 million for the 2021 and 2020 Quarters, respectively.  The increase of $15.8 million was primarily attributable to increased average third-party transportation rates in the 2021 Quarter and increased coal shipments to international markets for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2021 Quarter Segment Adjusted EBITDA increased $21.9 million to $154.6 million from the 2020 Quarter Segment Adjusted EBITDA of $132.7 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, Segment Adjusted EBITDA Expense, oil & gas royalties, BOE volume, coal royalties and coal royalties tons sold by segment are as follows:

	Three Months Ended
	September 30,
	2021	2020	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$69,305	$75,583	$(6,278)	(8.3)%
Appalachia Coal Operations	52,726	43,105	9,621	22.3%
Oil & Gas Royalties	19,080	8,898	10,182	114.4%
Coal Royalties	9,198	6,287	2,911	46.3%
Other, Corporate and Elimination (2)	4,280	(1,172)	5,452	(1)
Total Segment Adjusted EBITDA (3)	$154,589	$132,701	$21,888	16.5%

Coal - Tons sold
Illinois Basin Coal Operations	5,750	5,219	531	10.2%
Appalachia Coal Operations	2,744	2,483	261	10.5%
Total tons sold	8,494	7,702	792	10.3%

Coal sales
Illinois Basin Coal Operations	$217,637	$206,356	$11,281	5.5%
Appalachia Coal Operations	144,627	129,411	15,216	11.8%
Total coal sales	$362,264	$335,767	$26,497	7.9%

Other revenues
Illinois Basin Coal Operations	$1,335	$241	$1,094	(1)
Appalachia Coal Operations	411	395	16	4.1%
Oil & Gas Royalties	1,082	28	1,054	(1)
Coal Royalties	—	42	(42)	(100.0)%
Other, Corporate and Elimination	8,211	3,259	4,952	151.9%
Total other revenues	$11,039	$3,965	$7,074	178.4%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$149,666	$131,014	$18,652	14.2%
Appalachia Coal Operations	92,312	86,701	5,611	6.5%
Oil & Gas Royalties	2,639	849	1,790	210.8%
Coal Royalties	4,258	5,161	(903)	(17.5)%
Other, Corporate and Elimination (2)	(9,525)	(6,975)	(2,550)	(36.6)%
Total Segment Adjusted EBITDA Expense	$239,350	$216,750	$22,600	10.4%

Oil & Gas Royalties
Volume - BOE (4)	414	468	(54)	(11.5)%
Oil & gas royalties	$20,109	$9,693	$10,416	107.5%

Coal Royalties
Volume - Tons sold (5)	5,344	5,098	246	4.8%
Intercompany coal royalties	$13,456	$11,406	$2,050	18.0%
(1)	Percentage change not meaningful.
(2)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.

(3)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(4)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(5)	Represents tons sold by our Coal Operations Segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased to $69.3 million in the 2021 Quarter from $75.6 million in the 2020 Quarter.  The decrease of $6.3 million was primarily attributable to lower coal sales price realizations and higher expenses per ton, partially offset by increased coal sales volumes.  Coal sales increased 5.5% to $217.6 million in the 2021 Quarter from $206.4 million in the 2020 Quarter resulting from higher sales volumes, which increased 10.2% due to improved coal demand primarily in the export markets.  Coal sales price per ton sold in the 2021 Quarter decreased by 4.3% compared to the 2020 Quarter reflecting the expiration of higher-priced sales contracts and a greater mix of lower-priced export sales volumes.  Segment Adjusted EBITDA Expense increased 14.2% to $149.7 million in the 2021 Quarter from $131.0 million in the 2020 Quarter primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $0.93 per ton sold to $26.03 from $25.10 per ton sold in the 2020 Quarter primarily as a result of increased roof support and maintenance expenses as well as higher labor costs per ton across the region.  These increases were partially offset by reduced benefit accruals and workers compensation refunds received in the 2021 Quarter.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 22.3% to $52.7 million for the 2021 Quarter from $43.1 million in the 2020 Quarter.  The increase of $9.6 million was primarily attributable to higher coal sales, which increased 11.8% to $144.6 million in the 2021 Quarter from $129.4 million in the 2020 Quarter.  The increase in coal sales reflects higher tons sold, which rose 10.5% in the 2021 Quarter compared to the 2020 Quarter due to increased sales volumes at our Tunnel Ridge and MC Mining operations resulting from improved market conditions.  Segment Adjusted EBITDA Expense increased 6.5% to $92.3 million in the 2021 Quarter from $86.7 million in the 2020 Quarter due to increased sales volumes, partially offset by lower expenses per ton.  Segment Adjusted EBITDA Expense per ton decreased $1.28 per ton sold to $33.64 compared to $34.92 per ton sold in the 2020 Quarter, as a result of increased volumes and reduced longwall subsidence expense in the 2021 Quarter and a longwall move in the 2020 Quarter at our Tunnel Ridge mine, the production benefits from MC Mining’s transition of mining operations to a new reserve area in the second half of 2020 and the benefits of ongoing expense control and efficiency initiatives.  In addition, see certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Oil & Gas Royalties – Segment Adjusted EBITDA increased to $19.1 million for the 2021 Quarter from $8.9 million in the 2020 Quarter.  The increase of $10.2 million was primarily due to significantly higher sales price realizations per BOE in the 2021 Quarter compared to the 2020 Quarter, which more than offset lower volumes and higher Segment Adjusted EBITDA Expense.

Coal Royalties – Segment Adjusted EBITDA increased 46.3% to $9.2 million for the 2021 Quarter from $6.3 million in the 2020 Quarter.  The increase of $2.9 million was a result of increased royalty tons sold and higher average royalty rates per ton.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

We reported net income attributable to ARLP of $126.3 million for the nine months ended September 30, 2021 ("2021 Period") compared to a net loss attributable to ARLP of $164.2 million for the nine months ended September 30, 2020 ("2020 Period").  The increase of $290.5 million resulted from higher revenues and lower depreciation in the 2021 Period and $157.0 million of non-cash impairment charges in the 2020 Period.  Increased coal sales volumes and oil & gas prices in the 2021 Period drove total revenues higher by 14.0% to $1.10 billion, compared to $961.6 million for the 2020 Period.  In general, results from coal operations and oil & gas royalties for the 2021 Period were significantly improved compared to the 2020 Period, which was impacted by reduced global energy demand and weak commodity prices as a result of lockdown measures imposed in response to the COVID-19 pandemic.

	Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	23,168	20,139	N/A	N/A
Coal - Tons produced	23,468	19,546	N/A	N/A
Coal - Coal sales	$975,725	$886,690	$42.12	$44.03
Coal - Segment Adjusted EBITDA Expense (1) (2)	$667,708	$653,044	$28.82	$32.43
Oil & Gas Royalties - BOE sold	1,205	1,374	N/A	N/A
Oil & Gas Royalties - Royalties (3)	$51,222	$31,718	$42.52	$23.08
Coal Royalties - Tons sold	14,572	13,537	N/A	N/A
Coal Royalties - Intercompany royalties	$36,410	$29,555	$2.50	$2.18
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $89.0 million or 10.0% to $975.7 million for the 2021 Period from $886.7 million for the 2020 Period.  The increase was attributable to a volume variance of $133.4 million resulting from increased tons sold partially offset by a negative price variance of $44.4 million due to lower average coal sales prices.  Tons sold increased 15.0% to 23.2 million tons in the 2021 Period due to improved coal demand and increased export shipments.  Primarily due to the expiration of higher priced contract shipments, coal sales price realizations declined 4.3% in the 2021 Period to $42.12 per ton sold, compared to $44.03 per ton sold during the 2020 Period.  Production volumes increased by 20.1% in the 2021 Period, reflecting the temporary idling and scaling back of production at certain mines during the 2020 Period in response to weak market conditions resulting from the pandemic.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations was comparable to the 2020 Period as increased expenses resulting from higher sales volumes in the 2021 Period were primarily offset by reduced per ton costs in the 2021 Period.  Segment Adjusted EBITDA Expense per ton decreased 11.1% in the 2021 Period to $28.82 per ton, compared to $32.43 per ton in the 2020 Period. The decrease was attributed primarily to increased volumes lowering fixed costs per ton, lower inventory charges, improved recoveries at several mines and the impact of ongoing expense control and efficiency initiatives at all of our mining operations in addition to other cost decreases which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 15.4% to $9.32 per ton in the 2021 Period from $11.02 per ton in the 2020 Period. The decrease of $1.70 per ton was primarily due to increased volumes at our Illinois Basin mines where production was temporarily idled in the 2020 Period in response to weak market conditions resulting from the pandemic.

●	Workers' compensation expenses per ton produced decreased to $0.18 per ton in the 2021 Period from $0.63 per ton in the 2020 Period. The decrease of $0.45 per ton produced resulted from refunds received in the 2021 Period on assessments paid to the state of Kentucky in prior years and favorable mid-year workers' compensation accrual adjustments in the 2021 Period, primarily due to an increase in the discount rate, compared to the 2020 Period, which had a valuation loss due to unfavorable changes in claims development and a decrease in the discount rate.

●	Material and supplies expenses per ton produced decreased 6.5% to $9.85 per ton in the 2021 Period from $10.53 per ton in the 2020 Period. The decrease of $0.68 per ton produced primarily reflects decreases of $0.47 per ton for outside expenses used in the mining processes, $0.25 per ton for environmental and reclamation expenses other than longwall subsidence and $0.19 per ton for power and fuel used in the mining process, partially offset by an increase of $0.51 per ton for roof support.

●	Maintenance expenses per ton produced decreased 17.0% to $2.68 per ton in the 2021 Period from $3.23 per ton in the 2020 Period. The decrease of $0.55 per ton produced was primarily due to increased production and improved recoveries previously mentioned.

Oil & gas royalties.  Oil & gas royalty revenues increased to $51.2 million in the 2021 Period compared to $31.7 million for the 2020 Period.  The increase of $19.5 million was primarily due to significantly higher sales price realizations per BOE.

Other revenues.  Other revenues were principally comprised of Matrix Design sales and other miscellaneous sales and revenue activities.  Other revenues decreased to $24.4 million in the 2021 Period from $26.5 million in the 2020 Period.  The decrease of $2.1 million was primarily due to a customer buy-out of certain coal contracts at our Tunnel Ridge mine during the 2020 Period, partially offset by increased sales of mining technology products by our Matrix Design subsidiary in the 2021 Period.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $192.7 million for the 2021 Period compared to $237.7 million for the 2020 Period primarily as a result of increased mine life estimates for certain mines and reduced depreciation associated with a) coal inventory changes, b) certain mines closed prior to 2021 and c) lower BOE volumes.

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

Transportation revenues and expenses.  Transportation revenues and expenses were $45.2 million and $16.7 million for the 2021 and 2020 Periods, respectively.  The increase of $28.5 million was primarily attributable to increased average third-party transportation rates in the 2021 Period and increased coal shipments to international markets for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2021 Period Segment Adjusted EBITDA increased $94.0 million, or 30.7%, to $400.5 million from the 2020 Period Segment Adjusted EBITDA of $306.5 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, Segment Adjusted EBITDA Expense, oil & gas royalties, BOE volume, coal royalties and coal royalties tons sold by segment are as follows:

	Nine Months Ended
	September 30,
	2021	2020	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$197,601	$141,583	$56,018	39.6%
Appalachia Coal Operations	125,873	120,686	5,187	4.3%
Oil & Gas Royalties	46,405	29,534	16,871	57.1%
Coal Royalties	23,253	16,953	6,300	37.2%
Other, Corporate and Elimination (2)	7,370	(2,298)	9,668	(1)
Total Segment Adjusted EBITDA (3)	$400,502	$306,458	$94,044	30.7%

Coal - Tons sold
Illinois Basin Coal Operations	15,935	13,625	2,310	17.0%
Appalachia Coal Operations	7,233	6,514	719	11.0%
Total tons sold	23,168	20,139	3,029	15.0%

Coal sales
Illinois Basin Coal Operations	$610,435	$539,614	$70,821	13.1%
Appalachia Coal Operations	365,290	347,076	18,214	5.2%
Total coal sales	$975,725	$886,690	$89,035	10.0%

Other revenues
Illinois Basin Coal Operations	$2,590	$1,633	$957	58.6%
Appalachia Coal Operations	1,078	14,456	(13,378)	(92.5)%
Oil & Gas Royalties	1,576	113	1,463	(1)
Coal Royalties	—	47	(47)	(100.0)%
Other, Corporate and Elimination	19,160	10,237	8,923	87.2%
Total other revenues	$24,404	$26,486	$(2,082)	(7.9)%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$415,423	$399,664	$15,759	3.9%
Appalachia Coal Operations	240,494	240,846	(352)	(0.1)%
Oil & Gas Royalties	7,116	2,851	4,265	149.6%
Coal Royalties	13,157	12,649	508	4.0%
Other, Corporate and Elimination (2)	(24,619)	(17,021)	(7,598)	(44.6)%
Total Segment Adjusted EBITDA Expense	$651,571	$638,989	$12,582	2.0%

Oil & Gas Royalties
Volume - BOE (4)	1,205	1,374	(169)	(12.3)%
Oil & gas royalties	$51,222	$31,718	$19,504	61.5%

Coal Royalties
Volume - Tons sold (5)	14,572	13,537	1,035	7.6%
Intercompany coal royalties	$36,410	$29,555	$6,855	23.2%
(1)	Percentage change not meaningful.
(2)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.

(3)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(4)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(5)	Represents tons sold by our Coal Operations Segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 39.6% to $197.6 million in the 2021 Period from $141.6 million in the 2020 Period.  The increase of $56.0 million was primarily attributable to higher coal sales, which increased 13.1% to $610.4 million in the 2021 Period from $539.6 million in the 2020 Period. The increase of $70.8 million in coal sales primarily reflects increased sales volumes, which rose 17.0% compared to the 2020 Period due to improved coal demand and increased export volumes reflecting the continued economic recovery from the COVID-19 pandemic.  Increased expenses resulting from higher coal sales volumes, partially offset by ongoing cost control and efficiency initiatives, contributed to higher Segment Adjusted EBITDA Expense of $415.4 million in the 2021 Period compared to $399.7 million in the 2020 Period.  Segment Adjusted EBITDA Expense per ton decreased 11.1% to $26.07 from $29.33 per ton sold in the 2020 Period primarily as a result of increased volumes where production was temporarily idled and scaled back in the 2020 Period in response to weak market conditions resulting from the pandemic.  Lower inventory charges and the impact of ongoing expense control and efficiency initiatives at all of our mining operations in the region also contributed to the decrease.  In addition, also see certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia Coal Operations – Segment Adjusted EBITDA increased 4.3% to $125.9 million for the 2021 Period from $120.7 million in the 2020 Period.  The increase of $5.2 million was primarily attributable to higher coal sales, partially offset by a customer buy-out of certain coal contracts at our Tunnel Ridge mine during the 2020 Period.  Coal sales increased 5.2% to $365.3 million in the 2021 Period compared to $347.1 million in the 2020 Period as a result of increased sales volumes, partially offset by lower price realizations.  Tons sold increased 11.0% in the 2021 Period compared to the 2020 Period due to increased sales volumes at our Tunnel Ridge and MC Mining operations resulting from improved market conditions.  Coal sales price per ton sold in the 2021 Period decreased 5.2% compared to the 2020 Period primarily due to the expiration of higher priced contract shipments.  Segment Adjusted EBITDA Expense decreased slightly in the 2021 Period compared to the 2020 Period due to decreased per ton costs, partially offset by increased coal sales volumes.  Segment Adjusted EBITDA Expense per ton decreased 10.1% to $33.25 compared to $36.97 per ton sold in the 2020 Period, as a result of increased sales volumes lowering fixed costs per ton, the full-year production benefit from MC Mining’s transition of mining operations to a new reserve area in the second half of 2020, ongoing expense control and efficiency initiatives and improved recoveries across the region.  See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Oil & Gas Royalties – Segment Adjusted EBITDA increased 57.1% to $46.4 million for the 2021 Period from $29.5 million in the 2020 Period.  The increase of $16.9 million was primarily due to significantly higher sales price realizations per BOE, which more than offset lower volumes.

Coal Royalties – Segment Adjusted EBITDA increased 37.2% to $23.3 million for the 2021 Period from $17.0 million in the 2020 Period.  The increase of $6.3 million was a result of increased royalty tons sold and higher average royalty rates per ton received from our mining subsidiaries.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Consolidated Segment Adjusted EBITDA	$154,589	$132,701	$400,502	$306,458
General and administrative	(18,655)	(13,871)	(51,651)	(41,131)
Depreciation, depletion and amortization	(68,763)	(80,182)	(192,698)	(237,662)
Asset impairments	—	—	—	(24,977)
Goodwill impairment	—	—	—	(132,026)
Interest expense, net	(9,389)	(11,156)	(29,595)	(34,799)
Income tax expense	(234)	(293)	(227)	(111)
Net income (loss) attributable to ARLP	$57,548	$27,199	$126,331	$(164,248)
Noncontrolling interest	176	36	384	97
Net income (loss)	$57,724	$27,235	$126,715	$(164,151)

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Segment Adjusted EBITDA Expense	$239,350	$216,750	$651,571	$638,989
Outside coal purchases	(6,065)	—	(6,179)	—
Other expense	(84)	(723)	(2,632)	(1,456)
Operating expenses (excluding depreciation, depletion and amortization)	$233,201	$216,027	$642,760	$637,533

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

In May 2018, the Board approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through September 30, 2021, we have purchased units for a total of $93.5 million under the program.  During the nine months ended September 30, 2021, we did not repurchase and retire any units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

Cash Flows

Cash provided by operating activities was $311.0 million for the 2021 Period compared to $291.8 million for the 2020 Period.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items and a favorable working capital change related to accounts payable, partially offset by unfavorable working capital changes related to trade receivables and inventories compared to the 2020 Period.

Net cash used in investing activities was $80.4 million for the 2021 Period compared to $108.9 million for the 2020 Period.  The decrease in cash used in investing activities was primarily attributable to the decrease in capital expenditures and an increase in accounts payable and certain other accruals related to mine infrastructure, equipment and mining operations at various mines during the 2021 Period.

Net cash used in financing activities was $181.5 million for the 2021 Period compared to $185.2 million for the 2020 Period.  The decrease in cash used in financing activities was primarily attributable to lower cash distributions paid to unitholders, reduced borrowings and payments on the revolving credit facility, partially offset by increased payments and reduced borrowings on the securitization facility compared to the 2020 Period.  A quarterly cash distribution of $0.40 per unit was paid in February 2020, after which payment of distributions to unitholders was temporarily suspended. Payment of quarterly distributions resumed in the 2021 Period with $0.20 per unit in total being paid for the first two quarters of the 2021 Period.  Please read "Item 1. Financial Statements (Unaudited)—Note 10 – Partners' Capital" of this Quarterly Report on Form 10-Q regarding the subsequent quarterly distribution to be paid for the 2021 Quarter.

Capital Expenditures

Capital expenditures decreased to $88.7 million in the 2021 Period from $102.8 million in the 2020 Period.  The decrease is primarily related to the transition to a new reserve area at MC Mining in the 2020 Period and continued expense control and efficiency initiatives across all our operations. Also see our discussion of "Cash Flows" above concerning the decrease in capital expenditures.

We currently project average estimated annual maintenance capital expenditures over the next five-year period of approximately $4.90 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2021 are estimated in a range of $125.0 million to $130.0 million.  Management anticipates funding remaining 2021 capital requirements with our cash and cash equivalents ($104.6 million as of September 30, 2021), cash flows from operations and investments, borrowings under revolving credit and securitization facilities and cash provided from the issuance of debt or equity.  We will continue to have significant capital requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas minerals assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 2.68% as of September 30, 2021.  On September 30, 2021, we had $23.3 million of letters of credit outstanding with $436.2 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 0.95 to 1.0, 11.60 to 1.0 and 0.10 to 1.0, respectively, for the trailing twelve months ended September 30, 2021.  We remained in compliance with the covenants of the Credit Agreement as of September 30, 2021 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $100.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2021, we extended the term of the Securitization Facility to January 2022 and reduced the borrowing availability under the facility to $60.0 million.  The Securitization Facility was previously scheduled to mature in January 2021.  On September 30, 2021, we had no outstanding balance under the Securitization Facility.

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

Line of Credit.  On February 19, 2021, we entered into a line of credit arrangement with a related party for $5.0 million.  The line of credit has a maturity date of February 28, 2023, with an option to extend it for an additional six months and accrue interest at an annual rate of 3.50%.  Interest is payable quarterly commencing March 31, 2021, and continuing each March 31, June 30, September 30 and December 31 thereafter through and including February 28, 2023.  The agreement contains customary terms and events of default and is guaranteed by ARLP.  We utilize the line of credit, as appropriate, for capital expenditures and investments.  As of September 30, 2021, we had drawn $3.2 million under this agreement.

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On September 30, 2021, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates. These related-party transactions and activities relate principally to 1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, 2) the use of aircraft, and 3) providing administrative services with respect to certain oil & gas mineral interests Mr. Craft acquired in 2019.  We also have related-party transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding four mineral leases, (b) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") through its noncontrolling ownership interest in our consolidated subsidiary, Cavalier Minerals and (c) with our equity interest in AllDale III.  For more information regarding the Bluegrass Minerals and AllDale III, please read "Item 1. Financial Statements (Unaudited)—Note 8 – Variable Interest Entities" and "—Note 9 – Investment" of this

Quarterly Report on Form 10-Q.  We also have a line of credit with a related party as discussed in "Item 1. Financial Statements (Unaudited)—Note 7 – Long-Term Debt" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2020, "Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions" for additional information concerning related-party transactions.

Other Information

Insurance

Effective October 1, 2021, we extended our existing annual property and casualty insurance program until December 1, 2021 at which time we plan to renew the program. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance.  Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75- or 90-day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible.  We have elected to retain a 10% participating interest in our commercial property insurance program.  We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future.  Also, exposures exist for which no insurance may be available and for which we have not reserved.  In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil fuel companies.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We had no outstanding borrowings under the Revolving Credit Facility or the Securitization Facility on September 30, 2021.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2021.

During the quarterly period ended September 30, 2021, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and Kentucky Wage and Hour Act due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  The plaintiffs seek class or collective action certification.  A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.).  Collectively, the plaintiffs of these two lawsuits allege damages ranging from approximately $22.2 million to $143.7 million.  Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.).  We believe the claims made in these lawsuits are without merit and intend to defend the litigation vigorously.  The litigation is in early stages.  We do not believe this litigation will have a material adverse effect on our business, financial position or results of operations.

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

During the three months ended September 30, 2021, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 4, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 4, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 4, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 4, 2021, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2021 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 4, 2021.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Robert J. Fouch

Robert J. Fouch
Vice President, Controller and
Chief Accounting Officer