Form 10-K
period 2021-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2022-02-25
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $745,685,497 as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of February 25, 2022, 127,195,219 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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
Indicated mineral resource

That part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred mineral resource

That part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

Long-term contracts	Contracts having a term of one year or greater
Longwall mining	One of two major underground coal mining methods, utilizing specialized equipment to remove nearly all of a coal seam over a very large area
Low-sulfur coal	Based on market expectations, we classify coal with a sulfur content of less than 1.5%
Measured mineral resource

That part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Medium-sulfur coal	Based on market expectations, we classify coal with a sulfur content of 1.5% to 3%

Metallurgical coal	Coal primarily used in the production of steel
Mineral reserve

An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project.  More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Mineral resource

A concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

MMBtus	Million British thermal units
Preparation plant	A facility used for crushing, sizing, and washing coal to remove impurities and to prepare it for use by a particular customer
Probable mineral reserve	The economically mineable part of an indicated and, in some cases, a measured mineral resource.
Proven mineral reserve	The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
Reclamation

The restoration of land and environmental standards to a mining site after the coal is extracted, including returning the land to its approximate original appearance, restoring topsoil, and planting native grass and ground covers

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

Basis differential	The difference between the spot price of a commodity and the sales price at the delivery point where the commodity is sold
Bbl	Stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
BOE	Barrels of oil equivalent, with six Mcf of natural gas being equivalent to one Bbl of crude oil, condensate, or natural gas liquids
Developed acreage	Acreage allocated or assignable to productive wells
Gross Acres	The total acres in a specified tract in which an owner has a real property interest. For example, an owner who has a 25 percent interest in 100 acres has an ownership interest in 100 gross acres.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate, or natural gas liquids
Mcf	Thousand cubic feet of natural gas
Mineral Interest

Mineral interests are real-property interests that are typically perpetual and grant ownership to the oil & gas under a tract of land or the rights to explore for, develop, and produce oil & gas on that land or to lease those exploration and development rights to a third party

MMcf	Million cubic feet of natural gas
Net acres	The percentage of total acres an owner owns out of a particular number of acres within a specified tract. For example, an owner who has a 50 percent interest in 100 acres owns 50 net acres.
Net royalty acres	Mineral ownership standardized to a 12.5%, or 1/8th, royalty interest
NGLs

Natural gas liquids are components of natural gas that are liquid at the surface in field facilities or gas-processing plants. Natural gas liquids can be classified according to their vapor pressures as low (condensate), intermediate (natural gasoline), and high (liquefied petroleum gas) vapor pressure. Natural gas liquids include propane, butane, pentane, hexane, and heptane, but not methane and ethane since these hydrocarbons need refrigeration to be liquefied. The term is commonly abbreviated as NGL.

Oil & gas	Crude oil, natural gas, and natural gas liquids

v

Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease
Productive well	A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes
Proved developed reserves	Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods
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
Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market, and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible.

Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development or operations
Undeveloped acreage	Acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil & gas regardless of whether such acreage contains proved reserves
Unproved reserves or properties

Properties with no proved reserves. We also consider unproved reserves or properties to be defined as the estimated quantities of oil & gas determined based on geological and engineering data similar to that used in estimates of proved reserves; but technical, contractual, economic, or regulatory uncertainties preclude such reserves from being classified as proved.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	the severity, magnitude, and duration of the COVID-19 pandemic and the emergence of new virus variants, including impacts of the pandemic and of businesses' and governments' responses to the pandemic, including actions to mitigate its impact and the development of treatments and vaccines, on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions;
●	changes in macroeconomic and market conditions and market volatility arising from the COVID-19 pandemic or otherwise, including inflation, changes in coal, oil, natural gas, and natural gas liquids prices, and the impact of such changes and volatility on our financial position;
●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changes in global economic and geo-political conditions or in industries in which our customers operate;
●	changes in coal prices and/or oil & gas prices, demand and availability which could affect our operating results and cash flows;
●	actions of the major oil-producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold mineral interests due to low oil, natural gas, and natural gas liquid prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social, and governance ("ESG") matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in raw material costs, including due to inflationary pressures;

●	changes in our ability to recruit, hire and maintain labor, including, as a result of, the potential impact of government-imposed vaccine mandates;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

If one or more of these or other risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results could differ materially from those described in any forward-looking statement.  When considering forward-looking statements, you should also keep in mind our risk factors and legal proceedings.  Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."  We disclaim any obligation to update or revise any forward-looking statements or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments unless required by law.

You should consider the information above when reading any forward-looking statements contained in this Annual Report on Form 10-K; other reports filed by us with the U.S. Securities and Exchange Commission ("SEC"); our press releases; our website http://www.arlp.com; and written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

Significant Relationships Referenced in this Annual Report

●	References to "we," "us," "our", "Partnership" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for our coal mining operations.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for our oil and gas minerals interests.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land holding company for certain of our coal mineral interests, including the subsidiaries of Alliance Resource Properties, LLC.

PART I

ITEM 1.BUSINESS

General

Introduction

We are a diversified natural resource company that generates operating income from the production and marketing of coal and royalty income from coal and oil & gas mineral interests located in strategic producing regions across the United States.  The primary focus of our business is to maximize the value of our existing mineral assets, both in the production of coal from our mining assets and the leasing and development of our coal and oil & gas mineral ownership.  We believe that our diverse and rich resource base will allow us to continue to create long-term value for unitholders.

We are currently the second-largest coal producer in the eastern United States with seven operating underground mining complexes in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia as well as a coal-loading terminal in Indiana on the Ohio River.  We manage and report our coal operations under two regions, Illinois Basin and Appalachia.  We market our coal production to major domestic and international utilities and industrial users.

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

We currently have approximately 547.1 million tons of proven and probable coal mineral reserves and 1.17 billion tons of measured, indicated and inferred coal mineral resources in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  All of our measured, indicated and inferred coal mineral resources and 422.9 million tons of our coal mineral reserves are owned or leased by Alliance Resource Properties, which are (a) leased or subleased to internal mining complexes or (b) near other internal and external coal mining operations but not yet leased.  We market our coal mineral reserves and resources to the coal mining operations that are able to access them and generate royalty income from the leasing and development of those coal mineral reserves and resources.

In addition, we develop and market industrial, mining and technology products and services.

ARLP, a Delaware limited partnership, completed its initial public offering on August 19, 1999, and is listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  We are managed by our sole general partner, MGP, a Delaware limited liability company, which holds a non-economic general partner interest in ARLP.

AllDale I & II Acquisition

On January 3, 2019 (the "Acquisition Date"), we acquired the general partner interests and all of the limited partner interests not owned by Cavalier Minerals JV, LLC ("Cavalier Minerals") in AllDale Minerals, LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") for $176.2 million (the "AllDale Acquisition").  ARLP indirectly owns a 96.0% non-managing member interest and a non-economic managing member interest in Cavalier Minerals. The AllDale Acquisition provided us with diversified exposure to industry-leading operators.

Wing Acquisition

On August 2, 2019, our subsidiary AR Midland, LP ("AR Midland") acquired from Wing Resources LLC and Wing Resources II LLC (collectively, "Wing") approximately 9,000 oil & gas net royalty acres in the Midland Basin for $144.9 million (the "Wing Acquisition").  The Wing Acquisition enhanced our ownership position in the Permian Basin and expanded our exposure to industry-leading operators.

Boulders Acquisition

On October 13, 2021, AR Midland acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders Royalty Corp. ("Boulders") for a purchase price of $31.0 million (the "Boulders Acquisition").  The Boulders Acquisition also enhanced our ownership position in the Permian Basin.

These acquisitions furthered our business strategy to grow our Oil & Gas Royalties segment through accretive acquisitions.  See "Item 8.  Financial Statements and Supplementary Data—Note 3 – Acquisitions" for more information. We now hold approximately 57,000 net royalty acres in premier oil & gas resource plays.

The following diagram depicts our simplified organization and ownership as of December 31, 2021:

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

Coal Mining Operations

Coal is used primarily for the generation of electric power and production of steel but is also used for chemical, food, and cement processing.  We produce bituminous coal from our underground mines that is sold to customers principally for electric power generation (thermal) and the production of steel (metallurgical).  We have established long-term relationships with customers through exemplary and consistent performance while operating our mines with an industry-leading safety record.

At December 31, 2021, our mining operations had access to approximately 547.1 million tons of proven and probable coal mineral reserves and 1.17 billion tons of measured, indicated and inferred coal mineral resources in Illinois, Indiana,

Kentucky, Maryland, Pennsylvania, and West Virginia.  All of our measured, indicated and inferred coal mineral resources and 422.9 million tons of our coal mineral reserves are owned or leased by Alliance Resource Properties and are currently leased or subleased or held for lease or sublease to our mining operations or others.  We produce a diverse range of thermal and metallurgical coal with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications required by our customers.  In 2021, we sold 32.3 million tons of coal and produced 32.2 million tons.  Of the 32.3 million tons sold, approximately two-thirds was leased from Alliance Resource Properties.  The coal we sold in 2021 was approximately 14.2% low-sulfur coal, 50.3% medium-sulfur coal, and 35.5% high-sulfur coal.  In 2021, approximately 81.6% of our tons sold were purchased by domestic electric utilities and 12.5% were sold into the international markets through brokered transactions.  The balance of our tons sold was to third-party resellers and industrial consumers.  For tons sold to domestic electric utilities, 99.9% were sold to utility plants with installed pollution control devices.  The Btu content of our coal ranges from 11,450 to 13,200.

The following chart summarizes our coal production by region for the last three years.

	Year Ended December 31,
Coal Regions	2021	2020	2019

	(tons in millions)
Illinois Basin	22.2	17.9	29.5
Appalachia	10.0	9.1	10.5
Total	32.2	27.0	40.0

The following map shows the location of our coal mining operations:

Illinois Basin Operations:	4. WARRIOR COMPLEX	7. METTIKI COMPLEX
1. GIBSON COMPLEX	Warrior Mine	Mountain View Mine
Gibson South Mine	Mining Type: Underground	Mining Type: Underground
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft
Mining Access: Slope & Shaft	Mining Method: Continuous	Mining Method: Longwall
Mining Method: Continuous	Miner	& Continuous Miner
Miner	Coal Type: Medium/High-Sulfur	Coal Type: Low/Medium
Coal Type: Low/Medium-Sulfur	Transportation: Barge, Railroad,	Sulfur - Metallurgical
Transportation: Barge, Railroad	& Truck	Transportation: Railroad
& Truck		& Truck
5. MOUNT VERNON
2. HAMILTON COMPLEX	TRANSFER TERMINAL	8. TUNNEL RIDGE COMPLEX
Hamilton Mine	Rail or Truck to Ohio River Barge	Tunnel Ridge Mine
Mining Type: Underground	Transloading Facility	Mining Type: Underground
Mining Access: Slope & Shaft		Mining Access: Slope & Shaft
Mining Method: Longwall	Appalachian Operations:	Mining Method: Longwall
& Continuous Miner	6. MC MINING COMPLEX	& Continuous Miner
Coal Type: Medium/High-Sulfur	Excel Mine No. 5	Coal Type: Medium/High-Sulfur
Transportation: Barge, Railroad	Mining Type: Underground	Transportation: Barge & Railroad
& Truck	Mining Access: Slope & Shaft
Mining Method: Continuous
3. RIVER VIEW COMPLEX	Miner
River View Mine	Coal Type: Low-Sulfur
Mining Type: Underground	Transportation: Barge, Railroad,
Mining Access: Slope & Shaft	& Truck
Mining Method: Continuous
Miner
Coal Type: Medium/High-Sulfur
Transportation: Barge & Truck

We lease most of our coal mineral reserves and resources from Alliance Resource Properties or private parties and generally have the right to maintain leases in force until the exhaustion of mineable and merchantable coal located within the leased premises or a larger coal mineral reserve or resource area.  These leases provide for royalties to be paid to the lessors at a fixed amount per ton or as a percentage of the sales price.  Many leases require payment of minimum royalties, payable either at the time of the execution of the lease or in periodic installments, even if no mining activities have begun.

These minimum royalties are normally credited against the production royalties owed to a lessor once coal production has commenced.

Illinois Basin Operations

Our Illinois Basin mining operations are located in western Kentucky, southern Illinois, and southern Indiana. As of December 31, 2021, we have 1,862 employees, and we operate four active mining complexes in the Illinois Basin.

Gibson Complex.  Our subsidiary, Gibson County Coal, LLC ("Gibson County Coal"), operates the Gibson South mine, located near the city of Princeton in Gibson County, Indiana.  The Gibson South mine is an underground mine and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson South mine's preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Production from the Gibson South mine is shipped by truck or transported by rail on the CSX Transportation, Inc. ("CSX") or Norfolk Southern Railway Company ("NS") railroads from our rail loadout facility directly to customers or various transloading facilities, including our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") transloading facility, for barge delivery.  Production from the mine began in April 2014.

Hamilton Complex.  Our subsidiary, Hamilton County Coal, LLC ("Hamilton"), operates the Hamilton mine, located near the city of McLeansboro in Hamilton County, Illinois.  The Hamilton mine is an underground longwall mining operation producing medium/high-sulfur coal, longwall mining began in October 2014 and we acquired complete ownership and control in 2015.  Hamilton's preparation plant has throughput capacity of 2,000 tons of raw coal per hour.  Hamilton has the ability to ship production from the Hamilton mine via the CSX, Evansville Western Railway, or NS rail directly to customers or various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.

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

Warrior Complex.  Our subsidiary, Warrior Coal, LLC ("Warrior"), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky.  The Warrior complex was opened in 1985, and we acquired it in February 2003.  Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce medium/high-sulfur coal.  Warrior's preparation plant has throughput capacity of 1,200 tons of raw coal per hour.  Warrior's production is shipped via the CSX or Paducah & Louisville Railway, Inc. ("PAL") railroads or by truck directly to customers or potentially to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.

Mt. Vernon Transfer Terminal, LLC.  Our subsidiary, Mt. Vernon, leases land and operates a coal-loading terminal on the Ohio River at Mt. Vernon, Indiana.  Coal is delivered to Mt. Vernon by both rail and truck.  The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 200,000 tons.  In 2021, the terminal loaded approximately 1.4 million tons for customers of Gibson County Coal and Hamilton.

Appalachian Operations

Our Appalachian mining operations are located in eastern Kentucky, Maryland, and West Virginia.  As of December 31, 2021, we had 895 employees, and we operate three mining complexes in Appalachia.

MC Mining Complex. The MC Mining Complex is located near the city of Pikeville in Pike County, Kentucky.  We acquired the original mine in 1989.  Our subsidiary, MC Mining, LLC ("MC Mining"), through our subsidiary, Excel Mining, LLC ("Excel") operates the Excel Mine No. 5.  Excel completed development of Mine No. 5 in May 2020 and transitioned its employees and equipment from Mine No. 4 in July 2020.  The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal.  The existing preparation plant, which has throughput capacity of 1,000 tons of raw coal per hour, is utilized by Mine No. 5.  Substantially all of the coal produced at MC Mining in 2021 met or exceeded the compliance requirements of Phase II of the Federal Clean Air Act ("CAA") (see "—Environmental, Health and Safety Regulations—Air Emissions" below).  Coal produced from the mine is shipped via the CSX railroad directly to customers or various transloading facilities on the Ohio River for barge deliveries, or by truck directly to customers or to various docks on the Big Sandy River for barge deliveries.

Mettiki Complex.  The Mettiki Complex ("Mettiki") comprises the Mountain View mine located in Tucker County, West Virginia operated by our subsidiary Mettiki Coal (WV), LLC ("Mettiki (WV)") and a preparation plant located near the city of Oakland in Garrett County, Maryland operated by our subsidiary Mettiki Coal, LLC ("Mettiki (MD)").  Mettiki (WV) and began longwall mining in November 2006.  The Mountain View mine produces medium-sulfur coal, which is transported by truck either to the Mettiki (MD) preparation plant for processing for shipment into the metallurgical coal market or otherwise, or directly to the coal blending facility at the Virginia Electric and Power Company Mt. Storm Power Station.  The Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal per hour.  Coal processed at the preparation plant can be trucked to the blending facility at Mt. Storm or shipped via the CSX railroad, which provides the opportunity to ship into the domestic and international thermal and metallurgical coal markets.

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

Coal Marketing and Sales

We sell coal to an established customer base through opportunities as a result of existing business relationships or through formal bidding processes.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  These arrangements are mutually beneficial to our customers and us in that they provide greater predictability of sales volumes and sales prices.  Although some utility customers have appeared to favor a shorter-term contracting strategy, in 2021 approximately 77.9% and 75.1% of our sales tonnage and total coal sales, respectively, were sold under long-term contracts with committed term expirations ranging from 2021 to 2026.  As of February 11, 2022, our nominal commitment under contract was approximately 33.1 million tons for delivery in 2022.  The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity.

The provisions of long-term contracts are the results of both bidding procedures and extensive negotiations with each customer.  As a result, the provisions of these contracts vary significantly in many respects, including, among other factors, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, and coal qualities and quantities.  A portion of our long-term contracts is subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.  These provisions, however, may not assure that the contract price will reflect every change in production or other costs.  Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can, in some instances, lead to the early termination of a contract.  Some of the long-term contracts also permit the contract to be reopened for renegotiation of terms and conditions other than pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract.  The long-term contracts typically stipulate procedures for transportation of coal, quality control, sampling, and weighing.  Most contain provisions requiring us to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility, and other qualities.  Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments, or termination of the contracts.  While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location.  Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.  Coal contracts typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events.  Force majeure events include but are not limited to unexpected significant geological conditions and weather events that may disrupt transportation.  Depending on the language of the contract, some contracts may terminate upon an event of force majeure that extends for a certain period.

The international coal market has been a part of our business with indirect sales to end-users in Europe, Africa, Asia, North America, and South America.  Our sales into the international coal market are considered exports and are made through brokered transactions.  During the years ended December 31, 2021, 2020, and 2019, export tons represented approximately 12.5%, 3.3%, and 17.9% of tons sold, respectively.  Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end-usage point, we attribute export tons to the country with the end-usage point, if known.

Reliance on Major Customers

In 2021, we derived more than 10% of our total revenue from Louisville Gas and Electric Company.  We did not derive 10% or more of our revenues from any other single customer.  For more information about this customer, please read "Item 8. Financial Statement and Supplemental Data—Note 23 – Concentration of Credit Risk and Major Customers."

Coal Competition

The coal industry is intensely competitive.  The most important factors on which we compete are coal price, coal quality (including sulfur and heat content), reliability and diversity of supply, and transportation costs from the mine to the customer.  We are currently the second-largest coal producer in the eastern United States.  Our principal competitors include American Consolidated Natural Resources Inc., CONSOL Energy, Inc., Alpha Metallurgical Resources, Inc., Foresight Energy LP, and Peabody Energy Corporation.   We also compete directly with smaller producers in the Illinois Basin and Appalachian regions.  In addition, we seek to export a portion of our coal into the international coal markets and we compete with companies that produce coal from one or more foreign countries.

The prices we are able to obtain for our export coal have been influenced by a number of factors, such as global economic conditions, weather patterns, and global supply and demand, among others.  The prices we are able to obtain for our domestic sales of coal are primarily linked to coal consumption patterns of domestic electricity-generating utilities, which in turn are influenced by economic activity, government regulations, weather, and technological developments, as well as the location, quality, price and availability of competing sources of fuel and alternative energy sources such as natural gas, nuclear energy, petroleum and renewable energy sources for electrical power generation.

For additional information, please see "Item 1A. Risk Factors."

Coal Transportation

Our coal is transported from our mining complexes to our customers by barge, rail, and truck reflecting important flexibility advantages in supplying our customers.  Depending on the proximity of the customer to the mining complex and the transportation available for delivering coal to that customer, transportation costs can be a substantial part of the total delivered cost of a customer's coal.  As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal.  We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers, and in many cases, we can accommodate multiple transportation options.  Our customers typically negotiate and pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry.  Approximately 53.1% of our 2021 sales volume was initially shipped from the mining complexes by barge, 31.9% was shipped from the mining complexes by rail, and 15.0% was shipped from the mining complexes by truck.  The practices of, rates set by and capacity availability of, the transportation company serving a particular mine or customer may affect, either adversely or favorably, our marketing efforts with respect to coal produced from the relevant mining complex.  With respect to our export volumes from the United States to other countries, we generally sell coal to our customers at an export terminal in the United States and we are responsible for the cost of transporting coal to the export terminals.  Our export customers generally negotiate and pay for ocean vessel transportation.

Mineral Interest Activities

Our mineral interest activities include both oil & gas and coal mineral interests.  Our oil & gas mineral interest  business includes all activities related to the oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity interest in AllDale Minerals III, L.P. ("AllDale III").  AR Midland acquired its mineral interests in the Wing and Boulders Acquisitions.  Our mineral interests are primarily located on private lands in three basins, which are also our areas of focus for future development by operators.  These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) Basins.  Our developed and undeveloped net acres standardized to a 1/8th royalty equate to approximately 57,000 oil & gas net royalty acres, including 3,976 oil & gas net royalty acres owned through our equity interest in AllDale III.

Our coal mineral interests include all of our measured, indicated and inferred coal mineral resources and 422.9 million tons of coal mineral reserves which are owned or leased by Alliance Resource Properties and are (a) leased or subleased to internal mining complexes or (b) near other internal and external coal mining operations but not yet leased.  Our coal mineral interests are located in both the Illinois Basin and the Appalachia Basin.

Oil & Gas Royalties

When our oil & gas mineral interests are leased, we typically receive an upfront cash payment, known as lease bonus, and we retain a mineral royalty, which entitles us to receive a fixed percentage of the revenue or production from the oil & gas produced from the acreage underlying our interests, free of lease operating expenses and capital costs.  A lessee can extend the lease beyond the initial lease term with continuous drilling, production, or other operating activities, or by making an extension payment. When production or drilling ceases, the lease terminates, allowing us to lease the exploration and development rights to another party.  As an owner of mineral interests, we incur the initial cost to acquire our interests but thereafter only incur our proportionate share of production and ad valorem taxes. Unlike owners of working interests in oil & gas properties, we are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs associated with oil & gas production.

The following chart summarizes the production of our oil & gas mineral interests for the year ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Production:
Oil (MBbls)	825	948	741
Natural gas (MMcf)	3,490	3,635	3,664
Natural gas liquids (MBbls)	357	337	364
BOE (MBbls)	1,764	1,892	1,716

The following map shows the location of our oil & gas mineral interests:

WILLISTON BASIN (BAKKEN)
Montana
North Dakota
South Dakota
APPALACHIA BASIN (MARCELLUS/UTICA)
New York
Indiana
Ohio
Pennsylvania
Maryland
West Virginia
Kentucky
Virginia
ANADARKO BASIN (SCOOP/STACK)
New Mexico
Oklahoma
PERMIAN BASIN (DELAWARE/MIDLAND)
Texas

In 2014, we began to invest in oil & gas mineral interests in some of the nation's premier oil-rich basins.  Beginning in 2019, we transitioned from a passive investor in mineral interests to an active and material participant in oil & gas minerals.

Permian Basin—Delaware and Midland Basins

The Permian Basin ranges from West Texas into southeastern New Mexico and is currently the most active area for horizontal drilling in the United States. The Permian Basin is further subdivided into the Delaware Basin in the west and the Midland Basin in the east. Based on geologic data and the ongoing development by operators, our mineral interests in the Permian Basin contain multiple producing zones of economic horizontal development including but not limited to the Wolfcamp, Spraberry, and Bone Spring formations.  Our recent purchase of acreage located entirely in the Permian Basin through the Boulders Acquisition demonstrates our commitment to continued acquisition of mineral interests in the nation's highest growth oil & gas plays.

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

Coal Royalties

Our Coal Royalties segment includes approximately 422.9 million tons of proven and probable reserves and all of the 1.17 billion tons of our measured, indicated and inferred coal mineral resources.  Our coal mineral reserves and resources are located in the Appalachia and Illinois Basins in the United States.  We lease our reserves and resources to our mining complexes under long-term leases.  Approximately two-thirds of our royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms.

Under our standard royalty lease, we grant the lessees the right to mine and sell our reserves and resources in exchange for royalty payments based on a percentage of the sale price or a fixed royalty per ton of coal mined and sold.  Lessees calculate royalty payments due to us and are required to report tons of coal mined and sold as well as the sales prices of the extracted coal.

The following chart summarizes the coal sales associated with our coal mineral interests for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
Coal Regions	2021	2020	2019

	(tons in millions)
Illinois Basin	18.9	16.6	20.9
Appalachia	1.3	2.3	2.1
Total	20.2	18.9	23.0

The following map shows the location of our coal mineral interests:

Illinois Basin:	4. WARRIOR	7. SEBREE SOUTH
1. GIBSON	Mining Type: Underground	Mining Type: Underground
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft
Mining Access: Slope & Shaft	Mining Method: Continuous	Mining Method: Continuous
Mining Method: Continuous	Miner	Miner
Miner	Coal Type: Medium/High-Sulfur	Coal Type: Medium/High-Sulfur
Coal Type: Low/Medium-Sulfur	Transportation: Barge, Railroad,	Transportation: Barge & Truck
Transportation: Barge, Railroad	& Truck
& Truck
	5. HENDERSON/UNION	Appalachian Basin:
2. HAMILTON	Mining Type: Underground	8. MOUNTAIN VIEW
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Type: Underground
Mining Access: Slope & Shaft	Mining Method: Continuous Miner	Mining Access: Slope & Shaft
Mining Method: Longwall	Coal Type: Medium/High-Sulfur	Mining Method: Longwall
& Continuous Miner	Transportation: Barge & Truck	& Continuous Miner
Coal Type: Medium/High-Sulfur		Coal Type: Low/Medium
Transportation: Barge, Railroad	6. DOTIKI	Sulfur - Metallurgical
& Truck	Mining Type: Underground	Transportation: Railroad
	Mining Access: Slope & Shaft	& Truck
3. RIVER VIEW	Mining Method: Continuous
Mining Type: Underground	Miner	9. PENN RIDGE
Mining Access: Slope & Shaft	Coal Type: Medium/High-Sulfur	Mining Type: Underground
Mining Method: Continuous	Transportation: Barge, Railroad	Mining Access: Slope & Shaft
Miner	& Truck	Mining Method: Longwall
Coal Type: Medium/High-Sulfur		& Continuous Miner
Transportation: Barge & Truck		Coal Type: High-Sulfur
Transportation: Barge & Railroad
& Continuous Miner

Illinois Basin

Our land holding company, Alliance Resource Properties, either directly or through its subsidiaries, holds coal mineral reserves and resources in the following counties in the Illinois Basin:

●	Hopkins County, Kentucky
●	Webster County, Kentucky

●	Union County, Kentucky
●	Henderson County, Kentucky
●	Hamilton County, Illinois
●	Jefferson County, Illinois
●	Gibson County, Indiana

Alliance Resource Properties leases some of the reserves and resources in Union and Henderson Counties from WKY CoalPlay, LLC ("WKY CoalPlay") or its subsidiaries, which are related parties.  For more information about our WKY CoalPlay transactions, please read "Item 8. Financial Statements and Supplementary Data—Note 21 – Related Party Transactions."

Gibson.  Approximately 6.5 million tons of these reserves are currently leased/subleased or held for lease/sublease to our subsidiary, Gibson County Coal.

Hamilton. Approximately 128.5 million tons of these reserves are currently leased/subleased or held for lease/sublease to our subsidiary, Hamilton.

River View.  Approximately 206.8 million tons of these reserves are currently leased/subleased or held for lease/sublease to our subsidiary, River View.

Warrior. Approximately 77.1 million tons of these reserves are currently leased/subleased or held for lease/sublease to our subsidiary, Warrior.

Dotiki. Approximately 76.0 million tons of these resources are currently leased/subleased or held for lease/sublease to our subsidiary, Webster County Coal, LLC ("Webster County Coal").

Sebree South.  Approximately 43.5 million tons of these resources are currently leased/subleased to our subsidiary, Sebree Mining, LLC ("Sebree").

Other. Alliance Resource Properties holds miscellaneous non-strategic coal properties in the Illinois Basin that are not under lease or currently anticipated to be leased to any of our operating companies.  Leasing of these properties is dependent upon further development by our operating subsidiaries or third-party mining complexes, which is regulatory and market dependent.

Appalachia Basin

Mountain View.  Alliance Resource Properties holds coal mineral reserves and resources in Grant County and Tucker County, West Virginia, estimated to include approximately 10.7 million tons of medium sulfur coal, all of which is currently leased/subleased or held for lease/sublease to our subsidiary, Mettiki (WV).

Penn Ridge Resources.  Alliance Resource Properties holds coal mineral resources in Washington County, Pennsylvania, (the "Penn Ridge Resources") estimated to include approximately 78.0 million tons of measured, indicated and inferred high-sulfur coal in the Pittsburgh No. 8 seam.  These resources are near our Tunnel Ridge mining complex but are not currently leased.  Leasing of these resources is dependent upon further development by Tunnel Ridge or third-party mining complexes, which is regulatory and market dependent.

Other. Alliance Resource Properties holds miscellaneous non-strategic coal properties in the Appalachia Basin that are not under lease.  Leasing of these properties is dependent upon mining complexes nearby deciding to develop a project, which is regulatory and market dependent.

Minerals Interest Competition

Many companies are engaged in the search for and the acquisition of coal and oil & natural gas interests, and there is a limited supply of desirable coal and oil & natural gas reserves. Our ability to acquire additional oil & gas mineral interests in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our competitors not only own and acquire oil & gas mineral interests but also explore for and produce oil & gas and, in some cases, conduct midstream and refining operations and market petroleum and other products on a regional, national, or worldwide basis. By engaging in such other activities, our competitors may be able to develop or obtain information that is superior to the information that is available to us. In addition, because we have fewer financial and human resources than many companies in the oil & gas industry, we may be at a disadvantage in bidding for oil & gas properties. Further, oil & gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal, and fuel oils. Changes in the availability or price of oil & gas or other forms of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternative fuels and other forms of energy, may affect the demand for oil & gas.

We also face competition from land companies, coal producers and international steel companies in purchasing coal mineral reserves and resources as well as royalty producing properties. Numerous producers in the coal industry make coal marketing very competitive. Our mining complexes in which we lease our reserves compete with coal producers in various regions of the United States for domestic sales on the basis of coal price at the mine, coal quality, transportation cost from the mine to the customer, and the reliability of supply. Continued demand for our coal and the prices that our lessees obtain are also affected by demand for electricity and steel, as well as government regulations, technological developments, and the availability and the cost of generating power from alternative fuel sources, including nuclear, natural gas, wind, solar, and hydroelectric power.

For additional information, please see "Item 1A. Risk Factors".

Minerals Interest - Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months while demand for natural gas increases during the winter and summer months and decreases during the spring and fall months. Certain buyers of natural gas use natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit drilling and producing activities and other oil & gas operations in a portion of our leasing areas. These seasonal anomalies can pose challenges for our operators in meeting well-drilling objectives and can increase competition for equipment, supplies, and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

Other Operations

Coal Brokerage

As markets allow, Alliance Coal buys coal from our mining operations and outside producers principally throughout the eastern United States, which we then resell.  We have a policy of matching our outside coal purchases and sales to minimize market risks associated with buying and reselling coal.

Matrix Group

Our subsidiaries, Matrix Design Group, LLC ("Matrix Design") and its subsidiaries Matrix Design International, LLC and Matrix Design Africa (PTY) LTD, and Alliance Design Group, LLC ("Alliance Design") (collectively the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), provide a variety of technology products and services for our mining operations and certain industrial and mining technology products and services to third parties.  Matrix Group's products and services include data network, communication and tracking systems, mining proximity detection systems, industrial collision avoidance systems, and data and analytics software.  We acquired Matrix Design in September 2006.

Additional Services

We develop and market additional services to establish ourselves as the supplier of choice for our customers.  Historically, and in 2021, outside revenues from these services were immaterial.

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

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations.  Applications for permits require extensive engineering and data analysis and presentation and must address a variety of environmental, health, and safety matters associated with a proposed mining operation.  These matters include the manner and sequencing of coal extraction, the storage, use, and disposal of waste and other substances and impacts on the environment, the construction of water containment areas, and reclamation of the area after coal extraction.  Meeting all requirements imposed by any of these authorities may be costly and time-consuming and may delay or prevent commencement or continuation of mining operations.

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

MSHA has also published, and may continue to publish, various proposed rules or requests for information, which may result in additional rulemakings. For example:

●	In June 2016, MSHA published a request for information on Exposure of Underground Miners to Diesel Exhaust. Following a comment period that closed in November 2016 for this matter, MSHA received requests for MSHA and the National Institute for Occupational Safety and Health to hold a Diesel Exhaust Partnership to address the issues covered by MSHA's 2016 request for information. The comment period for the request for information for the Diesel Exhaust Partnership closed in September 2020.
●	In August 2019, MSHA published a request for information regarding exposure to respirable crystalline silica, most commonly found in the mining environment through quartz. The request solicited information regarding best practices to protect miners’ health from exposure to quartz, including examination of a new reduced permissible exposure limit, potential new or developing protective technologies, and/or technical and educational assistance. The comment period for the request for information closed in October 2019.
●	In November 2020, MSHA published a proposed rule to revise Testing, Evaluation, and Approval of Electric Motor-Driven Mine Equipment and Accessories within underground mining environments. The comment period for the proposed rule closed in December 2020.
●	In September 2021, MSHA published a proposed rule requiring that mine operators employing six or more miners develop and implement a written safety program for mobile and powered haulage equipment at surface mines and surface areas of underground mines (Safety Program for Surface Mobile Equipment). The comment period for the proposed rule closed in November 2021. However, MHSA reopened the rulemaking record for additional public comments. A virtual hearing was held in January 2022 and the comment period closed in February 2022.

It is uncertain whether MSHA will present a final rule addressing any of the above issues or any of the other various proposed rules or requests for information or whether any such rule would have material impacts on our operations or our costs of operation.

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

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 ("BLBA") requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease, to some survivors of a miner who dies from this disease, and to a trust fund for the payment of benefits and medical expenses where no responsible coal mine operator has been identified for claims.  The coal we sell into international markets is generally not subject to this tax.  In addition, the BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax.  Effective January 1, 2019, the trust fund was funded by an excise tax on production of up to $0.50 per ton for underground-mined coal and up to $0.25 per ton for surface-mined coal, but not to exceed 2% of the applicable sales price.  Effective January 1, 2020, the trust fund was funded by an excise tax on coal sold of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.  Effective January 1, 2022, the trust fund is funded by an excise tax on production of up to $0.50 per ton for underground-mined coal and up to $0.25 per ton for surface-mined coal, but not to exceed 2% of the applicable sales price. It is uncertain as to whether the excise tax rates will be adjusted in the future or whether any such modifications would be retroactive.

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

Surface Mining Control and Reclamation Act

The Federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") and similar state statutes establish operational, reclamation, and closure standards for all aspects of surface mining as well as many aspects of deep mining.  Although we have minimal surface mining activity and no mountaintop removal mining activity, SMCRA nevertheless requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of our mining activities.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a reclamation fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977.  The fee expired on September 30, 2021, and was reauthorized through September 30, 2034, under the Infrastructure Investment and Jobs Act which was signed on November 15, 2021.  The fee, as reauthorized, for surface-mined and underground-mined coal is $0.224 per ton and $0.096 per ton, respectively, through September 30, 2034.  We have accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary.  Please read "Item 8. Financial Statements and Supplementary Data—Note 18 – Asset Retirement Obligations."  In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage control on a statewide basis.

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

In April 2015, the U.S. Environmental Protection Agency ("EPA") finalized rules on coal combustion residuals ("CCRs"); however, the final rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites.  The Federal Office of Surface Mining ("OSM") has announced its intention to release a proposed rule to regulate placement and use of CCRs at coal mine sites, but, to date, no further action has been taken.  These actions by OSM potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

Bonding Requirements

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to pay certain black lung claims, and to satisfy other miscellaneous obligations.  These bonds are typically renewable on a yearly basis.  It has become increasingly difficult for us and for our competitors to secure new surety bonds without posting collateral and in some cases it is unclear what level of collateral will be required.  In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to us.  It is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral upon those renewals.  Our failure to maintain or inability to acquire, surety bonds that are required by federal and state laws would have a material adverse effect on our ability to produce coal, which could affect our profitability and cash flow. For additional information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements."

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

In addition to the greenhouse gas ("GHG") issues discussed below, the air emissions programs that may affect our operations or the operations of those on the properties in which we hold mineral interests, directly or indirectly, include but are not limited to the following:

●	The EPA's Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility's sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA's Acid Rain Program by switching to lower-sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or "scrubbers," or by reducing electricity-generating levels. In 2021, we sold 81.6% of our total tons to electric utilities in the United States, substantially all of which was sold to utility plants with installed pollution control devices. These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule ("CAIR"), discussed below.

●	The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain. In June 2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR"), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. CSAPR has become increasingly irrelevant with continuing coal plant retirements making the nitrogen oxide ozone budget less stringent and lowering emission allowance prices to levels closer to average operating cost for many of our customers. The full impacts of CSAPR are unknown at the present time due to the implementation of Mercury and Air Toxic Standards ("MATS"), discussed below, and the impact of the continuing coal plant retirements.

●	In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. In subsequent litigation, the U.S. Supreme Court struck down the MATS rule based on the EPA's failure to take costs into consideration. The D.C. Circuit Court allowed the current rule to stay in place until the EPA issued a new finding. In April 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. In April 2017, the D.C Circuit Court of Appeals granted the EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the supplemental finding. In December 2018, the EPA issued a proposed Supplemental Cost Finding, as well as the CAA required "risk and technology review." In May 2020, EPA issued a final rule that reverses the Agency’s prior determination from 2000 and 2016 that it was "appropriate and necessary" to regulate hazardous air pollutants from coal-fueled Electric Generating Units ("EGUs") under the MATS rule. However, in February 2022, EPA published a proposed rule proposing to revoke the May 2020 finding. Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, the MATS rule has forced electric power generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units and many electric power generators have already announced retirements due to the uncertainty surrounding the MATS rule. The announced and possible additional retirements are likely to reduce the demand for coal. Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal. We continue to evaluate the possible scenarios associated with CSAPR Update and MATS and the effects they may have on our business and our results of operations, financial condition, or cash flows.

●	The EPA is required by the CAA to periodically reevaluate the available health effects information to determine whether the National Ambient Air Quality Standards ("NAAQS") should be revised. Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter ("PM"), ozone, nitrogen oxide, and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in "attainment" but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. In March 2019, the EPA published a final rule that retained the current primary NAAQS for sulfur oxide. In December 2020, EPA published a final rule to retain the current NAAQS for both PM and ozone; however, various entities filed litigation against one or both of these rulemakings, and the Biden Administration has announced that it will reconsider and potentially revise the NAAQS and consider instituting a more stringent standard. New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments could indirectly reduce the demand for coal. Separately, the implementation of new standards by states has the potential to delay or otherwise impact oil & gas production activities, which could reduce the profitability of our mineral interests.

●	The EPA's regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas, and international parks. Under the program, states are required to develop SIPs to improve visibility. Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants. In prior cases, the EPA has decided to negate the SIPs and impose stringent requirements through Federal Implementation Plans ("FIPs"). The regional haze program, including particularly the EPA's FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations. In September 2018, the EPA issued a memorandum that detailed plans to assist states as they develop their SIPs, which was followed by a supplemental memorandum in July 2021 for SIPs for the second implementation period.

●	The EPA's new source review ("NSR") program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment. The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have settled, but others remain pending. In October 2020, the EPA finalized a rule to clarify the process for evaluating whether the NSR permitting program would apply to a proposed modification of a source of air emissions. The EPA has announced that it will review the NSR program. Depending on the ultimate resolution of the EPA's litigation and review, demand for coal could be affected.

●	The EPA’s New Source Performance Standards ("NSPS") under the CAA require the reduction of certain pollutants and methane emissions from certain stimulated oil & gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as "green completions." These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and pneumatic controllers and storage vessels. Although the Trump Administration revised prior regulations in September 2020 to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations, the U.S. Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. Additionally, in November 2021, EPA issued a proposed rule that, if finalized, would establish new source and first-time existing source standards of performance for GHG and volatile organic compound ("VOC") emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule and anticipates the issuance of final rule by the end of the year. Oil & gas production on the properties in which we hold mineral interests could be adversely affected to the extent any final rule imposes increased operating costs on the oil & gas industry.

GHG Emissions

Combustion of fossil fuels, such as the coal we produce and the oil & gas produced from our mineral interests, results in the emission of GHGs, such as carbon dioxide and methane.  Combustion of fuel for mining equipment used in coal production also emits GHGs.  Future regulation of GHG emissions in the United States could occur pursuant to future United States treaty commitments, new domestic legislation, or regulation by the EPA. Although no comprehensive climate change regulation has been adopted at the federal level in the United States, President Biden announced that climate change will be a focus of his administration. For example, in January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil-fuel industry, a doubling of electricity generated by offshore wind by 2030, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets.  These commitments could further reduce demand and prices for fossil fuels.  Although the United States had withdrawn from the Paris Agreement, President Biden recommitted  the United States in February 2021 and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in Glasgow in November 2021 at the 26th Conference to the Parties ("COP26") during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, among other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. Also at COP26, more than forty countries pledged to phase out coal, although the United States did not sign the pledge. The impact of these actions remain unclear at this time. Moreover, many states, regions, and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities.  Others have announced their intent to increase the use of renewable energy sources, displacing coal and other fossil fuels.  Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions under the CAA based on the U.S. Supreme Court's 2007 decision that the EPA has authority to regulate GHG emissions.  Although the U.S. Supreme Court's holding did not expressly involve the EPA's authority to regulate GHG emissions from stationary sources, such as coal-fueled power plants, the EPA has determined on its own that it has the authority to regulate GHG emissions from power plants and issued a final rule which found that GHG emissions, including carbon dioxide and methane, endanger both the public health and welfare. Several rulemakings have been issued under the NSPS that constrain the GHG emissions of fossil-fuel-fired power plants. In January 2021, the EPA published a final significant contribution finding for purposes of regulating source category of GHG emissions, confirming that such power plants are a source category for such regulations. However, this finding also excludes several sectors and may, therefore, be subject to revision, and future implementation of the NSPS is uncertain at this time.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the U.S. Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision.  Then, in October 2017 the EPA proposed to repeal the CPP.  The EPA subsequently proposed the Affordable Clean Energy ("ACE") rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction". The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and, the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements. In June 2019, the EPA published the final repeal of the CPP and promulgation of the ACE rule.  The EPA's attempts to replace the CPP with the ACE rule are currently subject to litigation, and on January 19, 2021, the Circuit Court struck down the ACE rule, though the case is not yet final with oral arguments scheduled before the U.S. Supreme Court on February 28, 2022.  We cannot predict the outcome of the litigation.

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

There have been numerous protests and challenges to the permitting of new fossil-fuel infrastructure, including power plants and pipelines, by environmental organizations and state regulators for concerns related to GHG emissions.  For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide.  In addition, several permits issued to new coal-fueled power plants without limits on GHG emissions have been appealed to the EPA's Environmental Appeals Board.  In addition, over thirty states have currently adopted "renewable energy standards" or "renewable portfolio standards," which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date.  Several states have announced their intent to have renewable energy comprise 100% of their electric generation portfolio.  Other states may adopt similar requirements, and federal legislation is a possibility in this area.  In December 2021, President Biden issued an executive order setting a goal for a carbon pollution-free electricity sector across the country by 2035.  To the extent these requirements affect our current and prospective customers or those of our mineral interest producers, they may reduce the demand for fossil-fuel energy and may affect the long-term demand for our coal and the oil & gas producers from the properties in which we hold mineral interests.  Finally, while the U.S. Supreme Court has held that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions, the Court did not decide whether similar claims can be brought under state common law.  As a result, despite this favorable ruling, tort-type liabilities remain a concern. For more information, see our risk factor titled "We, our customers, or the operators of our oil & gas mineral interests could be subject to litigation related to climate change."

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act ("NEPA").  These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects.  In July 2020, the Council on Environmental Quality ("CEQ") finalized revisions to NEPA regulations that clarify the extent to which direct, indirect, and cumulative environmental impacts from a proposed project, including GHG emissions, should be examined under NEPA.  However, in October 2021, the CEQ published a proposed rule to restore, in general, NEPA regulations that were in effect before being modified by the 2020 revisions. A final rule is expected in 2022.

Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities.  For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement ("RGGI"), calling for the implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states.  The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program.  Auctions for carbon dioxide allowances under the program began in September 2008.  Since its inception, several additional states and Canadian provinces have joined RGGI as participants or observers, while Virginia has withdrawn from RGGI via executive order by its governor.

Following the RGGI model, five Western states launched the Western Regional Climate Action Initiative to identify, evaluate, and implement collective and cooperative methods of reducing GHG in the region to 15% below 2005 levels by 2020.  These states were joined by two additional states and four Canadian provinces and became collectively known as the Western Climate Initiative Partners, though only California and certain Canadian provinces are currently active participants in the Western Climate Initiative. These regional efforts will likely continue based on current trends and concerns related to the reduction of GHG emissions.

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

For us or the operators of the properties in which we hold oil & gas mineral interests to conduct certain activities, an operator may need to obtain a permit for the discharge of fill material from the U.S. Army Corps of Engineers ("Corps of Engineers") and/or a discharge permit from the state regulatory authority under the state counterpart to the CWA.  Our coal mining operations typically require Section 404 permits to authorize activities such as the creation of slurry ponds and stream impoundments.  The CWA authorizes the EPA to review Section 404 permits issued by the Corps of Engineers, and in 2009, the EPA began reviewing Section 404 permits issued by the Corps of Engineers for coal mining in Appalachia.  Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

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

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. Rulemakings to establish the extent of such jurisdiction were finalized in 2015 and 2020, respectively, and both rulemakings have been subject to substantial litigation.  On August 30, 2021, the US District Court for Arizona granted a request for voluntary remand of the EPA's rule. The Biden Administration has announced plans to establish its own definition of "waters of the United States" ("WOTUS").  Most recently, the EPA and the Corps of Engineers published a proposed rulemaking to revoke the 2020 rule in favor of a pre-2015 definition until a new definition is proposed, which the Biden Administration has announced is underway. Additionally, in January 2022, the Supreme Court agreed to hear a case on the scope and authority of the CWA and the definition of WOTUS.  To the extent any decision expands the scope of the EPA and the Corps of Engineers’ jurisdiction under the CWA, we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.

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

RCRA impacts the coal industry in particular because it regulates the disposal of certain coal combustion by-products ("CCB").  On April 17, 2015, the EPA finalized regulations under RCRA for the disposal of CCB.  Under the finalized regulations, CCB is regulated as "non-hazardous" waste and avoids the stricter, more costly, regulations under RCRA's "hazardous" waste rules.   While the classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal. The CCB rule was subject to legal challenge and ultimately remanded to the EPA. On August 28, 2020, the EPA published a final revised rule mandating closure of unlined impoundments, with deadlines to initiate closure between 2021 and 2028, depending on site specific circumstances. Certain provisions of the revised CCB rule were vacated by the D.C. Circuit in 2018. The EPA is expected to finalize additional rules addressing those specific provisions in 2022 and 2023. Meanwhile, on January 25, 2022, the EPA published determinations for 9 of 57 CCB facilities who sought approval to continue disposal of CCB and non-CCB waste streams until 2023, as opposed to the initial 2021 deadline for unlined impoundments prescribed by the current rule. While the EPA issued one conditional approval, the EPA is requiring the remaining facilities to cease receipt of waste within 135 days of completion of public comment, or around July 2022. The current determinations, future determinations of the same nature, or similar actions in expected future rulemakings could lead to accelerated, abrupt, or unplanned suspension of coal-fired boilers. The combined effect of the CCB rules and ELG regulations (discussed below) has compelled power generating companies to close existing ash ponds and may force the closure of certain existing coal burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.

On November 3, 2015, the EPA published the final rule Effluent Limitations Guidelines and Standards ("ELG"), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. The combined effect of the CCB and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal-burning power plants that cannot comply with the new standards.  In November 2019, the EPA proposed revisions to the 2015 ELG rule and announced proposed changes to regulations for the disposal of coal ash in order to reduce compliance costs. In October 2020, EPA published a final rule.  In August 2021, EPA initiated supplemental rulemaking indicating that it intended to strengthen certain discharge limits.  EPA expects to issue a proposed rule for public comment in fall 2022.  It is unclear what impact these regulations will have on the market for our products.

Endangered Species Act

The federal Endangered Species Act ("ESA") and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (the "USFWS") works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from potential impacts from mining-related and oil & gas exploration and production activities. In October 2021, the Biden Administration proposed the rollback of new rules promulgated under the Trump Administration; namely, the USFWS plans to rescind the 2018 rule that revised the process for designating critical habitat for threatened and endangered species under the ESA and second, alongside the National Marine Fisheries Service, the USFWS proposes to rescind the 2020 regulatory definition of "habitat."  Final action on these proposed rules will occur in 2022.  If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered or to redesignate a species from threatened to endangered, we or the operators of the properties in which we hold oil & gas mineral interests could be subject to additional regulatory and permitting requirements, which in turn could increase operating costs or adversely affect our revenues.

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

Human Capital

To conduct our operations, as of December 31, 2021, we employed 2,990 full-time employees, including 2,604 employees involved in active coal mining operations, 219 employees in other operations, and 167 corporate employees.  Our workforce is entirely union-free.  Our typical employee has approximately eight years of experience with the Partnership and more than 50% of all employees remain employed for more than five years.

To attract and retain the most qualified personnel across all functions of our business we offer competitive compensation packages.  In making decisions regarding employee compensation, we review current compensation levels for each position within other companies in the coal industry and other peers and use our discretion to determine an appropriate total compensation package, which generally includes some combination of base salary, possible incentive compensation, medical, dental and life insurance benefits and participation in our profit sharing and savings plan.  Depending on the position and employer, incentive compensation bonuses can be based on production and safety goals at a specific coal operation or broader performance goals across the Partnership, among other factors.   We intend for each employee's total compensation to be competitive in the marketplace.

Workplace safety is fundamental to our culture.  By providing a work environment that rewards safety and encourages employee participation in the safety process, we strive to be the leader in safety performance in the coal mining industry.  We are focused on improving employee safety through regular training and continuous monitoring of our progress, including through the mining industry standard of "non-fatal days lost," or "NFDL," which reflects both the frequency and severity of injuries incurred.  Our NFDL rating of 3.26 for the year ended December 31, 2021, was below the preliminary industry average over the same time period.  In addition, we collected over 13,000 respirable dust samples of the mining environment where our miners regularly work and travel.  The average concentration of those samples was 59% below the regulatory standard.  We are also regularly inspected by MSHA.  For more information about citations or orders for violations of standards under the FMSHA, as amended by the MINER Act, please see our Exhibit 95.1 to this Annual Report on Form 10-K.

We are focused on the health of our employees.  In addition to providing medical, dental, and vision insurance with no out-of-pocket premiums for our employees, we also provide on-site medical clinics to provide medical services to our employees and their families.  Furthermore, at each of our coal operations and corporate offices, we provide a human resource representative to assist employees with various human resource matters.  The Partnership also administers our medical plan, which allows us to control costs and work directly on behalf of our employees with health care providers enabling us in part, to continue providing health benefits with no out-of-pocket premiums for our employees.

We also have developed steps to enhance protections from, and minimize risks associated with, the spread of COVID-19, as needed.  Such steps include or have included, without limitation, staggering shift patterns to promote social distancing, enhanced cleaning procedures, promotion of recommended hygiene practices, limited workplace access, "touch-free" check-in/check-out stations, wellness screening at mine locations, and requiring face coverings where appropriate.

ITEM 1A.RISK FACTORS

Summary Risk Factors

Our business is subject to a number of risks, including risks that could prevent us from achieving our business objectives or could adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include but are not limited to risks related to:

Risks Inherent in an Investment in Us

●	Cash distributions are not guaranteed
●	Ownership of limited partner interests could be diluted
●	Sales of our common units could cause decline in the market price of our common units
●	Increase in interest rates could cause decline in the market price of our common units
●	The credit risk of our general partner could adversely impact us
●	Our unitholders do not elect the general partner
●	The control of our general partner may be transferred to a third party
●	Unitholders may be required to sell their units to our general partner
●	Cost reimbursements due to our general partner could be substantial
●	Your liability as a limited partner may not be limited under certain circumstances
●	Our general partner's fiduciary duties are limited
●	Our general partner has discretion in determining the level of cash reserves
●	Our general partner has potential conflicts of interest
●	Some executive officers and directors face potential conflicts of interest
●	ESG scores could adversely impact our securities

Risks Related to Our Business

●	Declining global economic conditions could adversely impact us
●	Material adverse effects on our financial condition as a result of the COVID-19 pandemic or future pandemic outbreaks could adversely impact us
●	Financing may not be available to us on favorable terms or at all
●	Our indebtedness could adversely impact us
●	We depend upon the leadership of key personnel
●	Legal proceedings could adversely impact us
●	Our customers may not honor their contracts or may not enter into new contracts for our products
●	Some of our contracts may be renegotiated or terminated
●	We depend upon a few customers for significant portions of our revenues
●	The credit risk of our customers could adversely impact us
●	Cyber or terrorist attacks could adversely impact us
●	Establishment of labor unions at our operations could adversely affect our profitability

Risks Related to Our Industries

●	Changes in coal prices and/or oil & gas prices could impact our results of operations
●	Competition within the coal industry could adversely affect our ability to sell coal
●	Changes in taxes or tariffs and trade measures could adversely impact us
●	Changes in consumption patterns by utilities could affect our ability to sell coal and/or impact the price of our natural gas
●	Tort claims based on climate change
●	Litigation resulting from disputes with customers could result in costs and liabilities
●	Unanticipated mine operating conditions could affect our profitability
●	Inability to obtain and renew permits necessary for operations could limit our ability to continue or expand our operations
●	Fluctuations in transportation costs and availability could reduce demand for our products
●	Unexpected increases in raw material costs could impact the profitability of our operations
●	The ability to recruit, hire and retain skilled labor could impact the profitability of our operations
●	Disruptions in supply chains could impact the profitability of our operations

●	Inflationary pressures could impact the profitability of our operations
●	Unavailability of economic coal mineral reserves and resources could limit our ability to continue or expand our operations
●	Estimates of our coal mineral reserves and resources could be inaccurate and could result in decreased profitability
●	Coal mining in certain areas could be difficult and involve regulatory constraints which could impact our operations
●	Extensive environmental laws and regulations could reduce demand for coal as a fuel source
●	Legislative and regulatory compliance is costly
●	Legislative and regulatory compliance could impact our business
●	Legislative and regulatory initiatives relating to hydraulic fracturing could impact our mineral interests
●	Legislative and regulatory initiatives relating to seismic activity could impact our business
●	Legislative and regulatory initiatives relating to climate change could impact demand for our products
●	Mine facilities located in a leased portion of the surface properties which introduces a risk of disruption to our operations
●	Inability to acquire or failure to maintain surety bonds could limit our ability to continue or expand our operations
●	Dependency on unaffiliated operators to explore and drill on our oil & gas properties limits our ability to control the timing and quantity of production
●	A lack of control over the timing of future drilling with respect to our mineral interests limits our ability to control the timing and quantity of production
●	Delays in royalty payments and optional royalty payments could impact our business
●	Suspension of right to receive royalty payments could impact our business
●	Estimates of our oil & gas reserves could be inaccurate and could result in decreased profitability
●	Uncertainties involved in drilling for and producing oil & gas could impact our business
●	Availability of transportation and facilities for the products could impact our business
●	Lack of hedging arrangements exposes us to the impact of commodity prices
●	Expansions and acquisitions have inherent risks that could adversely impact us
●	Integration of expansions or acquisitions have inherent risks that could adversely impact us
●	Inability to obtain commercial insurance at acceptable rates could have a negative impact on our business

Tax Risks to Our Common Unitholders

●	Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service ("IRS") treating us as a corporation or legislative, judicial, or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the Partnership.
●	Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder's share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take.
●	Tax gain or loss on the disposition of our units could be more than expected and create tax liabilities for our unitholders
●	Limitation on unitholders ability to deduct interest expense incurred by us could create tax liabilities for our unitholders
●	Tax Exempt entities and non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences to them
●	IRS challenging our allocation of depreciation and amortization deductions could cause adverse tax consequences
●	IRS challenging methods of prorating items of income, gain, loss, and deduction could cause adverse tax consequences
●	Tax treatment as a partner for unitholders subject to securities loan could cause adverse tax consequences
●	Certain federal income tax deductions currently available with respect to coal mining and production may be eliminated as a result of future legislation.
●	Unitholders could be subject to state and local taxes and income tax return filing due to their status as a unitholder

Risks Inherent in an Investment in Us

Cash distributions to unitholders are not guaranteed.

The board of directors of our managing general partner ("Board of Directors") suspended cash distributions to unitholders beginning with the quarter ended March 31, 2020 due to uncertainty in the global economy caused by the COVID-19 pandemic, and resumed cash distributions following the quarter ended March 31, 2021.  The payment and amount of any future distribution will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to financing, covenants associated with our debt obligations, and other factors that our Board of Directors may deem relevant, and there can be no assurance that we will pay a distribution in the future.

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

Our partnership agreement contains provisions that waive or consent to conduct by our general partner and its affiliates and which reduce the obligations to which our general partner would otherwise be held by state-law fiduciary duty standards.  The following is a summary of the material restrictions contained in our partnership agreement on the fiduciary duties owed by our general partner to the limited partners. Our partnership agreement:

●	permits our general partner to make many decisions in its "sole discretion." This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting us, our affiliates, or any limited partner;
●	provides that our general partner is entitled to make other decisions in its "reasonable discretion";
●	generally provides that affiliated transactions and resolutions of conflicts of interest not involving a required vote of unitholders must be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the interests of all parties involved, including its own. Unless our general partner has acted in bad faith, the action taken by our general partner shall not constitute a breach of its fiduciary duty; and
●	provides that our general partner and our officers and directors will not be liable for monetary damages to us, our limited partners, or assignees for errors of judgment or any acts or omissions if our general partner and those other persons acted in good faith.

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

Certain of our executive officers and directors are also officers and/or directors of Alliance GP, LLC ("AGP").  These relationships could create conflicts of interest regarding corporate opportunities and other matters.  The resolution of any such conflicts may not always be in our or our unitholders' best interests.  These officers and directors face potential conflicts regarding the allocation of their time, which could adversely affect our business, results of operations, and financial condition.

Increasing attention to ESG matters may negatively impact our business, financial results, and unit price.

Companies across all industries, including companies in the fossil-fuel industry, are facing increased scrutiny from stakeholders related to their ESG practices.  Companies that do not adapt or comply with evolving investor or stakeholder expectations and standards, or are perceived to have not responded appropriately to ESG issues, regardless of any legal requirement to do so, may suffer reputational damage and the business, financial condition, and/ unit price of such companies could be materially and adversely affected.  Several advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities, and other members of the investing community.  These activities include increasing attention to and demands for action related to climate change, promoting the use of substitutes to fossil-fuel products, encouraging the divestment of fossil-fuel equities, and pressuring lenders to limit funding to companies engaged in the extraction of fossil-fuel reserves. These activities could increase costs, reduce demand for our coal and hydrocarbon products, reduce our profits, increase the potential for investigations and litigation, impair our brand, limit our choices for lenders, insurance providers and business partners, and have negative impacts on our unit price and access to capital markets.

In addition, certain organizations that provide corporate governance and other corporate risk information to investors and unitholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or "sustainability" metrics.  Currently, there are no universal standards for such scores or ratings, but consideration of sustainability evaluations is becoming more broadly accepted by investors.  Indeed, many investment funds focus on positive ESG business practices and sustainability scores when making investments, whereas other funds may use certain ESG criteria to "screen" certain sectors, such as coal or fossil fuels more generally, out of their investments.  In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance or sell their interests in the company, particularly if its ESG performance does not improve.  Moreover, certain members of the broader investment community may consider a company's sustainability score as a reputational or other factors in making an investment decision.  Companies in the energy industry, and in particular those focused on coal, natural gas, or oil extraction, often do not score as well under ESG assessments compared to companies in other industries.  Consequently, a low ESG or sustainability score could result in our securities, both debt and equity, being excluded from the portfolios of certain investment funds and investors, restricting our access to capital to fund our continuing operations and growth opportunities.  Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

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

Weakness in global economic conditions or economic conditions in any of the industries we serve or in the financial markets could materially adversely affect our business and financial condition.  For example:

●	the demand for electricity in the United States and globally could decline if economic conditions deteriorate, which could negatively impact the revenues, margins, and profitability of our business;
●	any inability of our customers to raise capital could adversely affect their ability to honor their obligations to us; and
●	our future ability to access the capital markets could be restricted as a result of future economic conditions, which could materially impact our ability to grow our business, including the development of our coal mineral reserves and resources.

We face various risks related to pandemics and similar outbreaks, which have had and may continue to have material adverse effects on our business, financial position, results of operations, and/or cash flows.

We face a wide variety of risks related to pandemics, including the global outbreak of COVID-19. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges, and market volatility of an unprecedented nature. Although we have, to date, managed to continue most of our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not continue to have a material adverse impact on our business, financial position, results of operations and/or cash flows. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the coal and oil & gas industries. The COVID-19 outbreak and the responsive actions to limit the spread of the virus have significantly reduced global economic activity, resulting in a decline in the demand for coal, oil, natural gas, and other commodities. Our operations could be further impacted by the COVID-19 pandemic if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or absenteeism; steps the company has taken to protect health and well-being; government actions; facility closures; work slowdowns or stoppages; inadequate supplies or resources (such as reliable personal protective equipment, testing, and vaccines); or other circumstances related to COVID-19. Looking forward, we could be unable to perform fully on our contracts, we could experience interruptions in our business and we could incur liabilities and suffer losses as a result. We will continue to incur additional costs because of the COVID-19 outbreak, including protecting the health and well-being of our employees and as a result of impacts on operations and performance, which costs we may not be fully able to recover. We could be subject to additional regulatory requirements, enforcement actions, and litigation, again with costs and liabilities that are not fully recoverable or insured. The continued spread of COVID-19 could also affect our ability to hire, develop and retain our talented and diverse workforce, and to maintain our corporate culture.  The impact of a government-enforced vaccine mandate may result in adverse impacts such as workforce attrition for us or reduced morale or efficiency. The continued global pandemic, including the economic impact, is likely also to cause further disruption in our supply chain. If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism, or government orders), facility closures, access to necessary components and supplies, access to capital, and access to fundamental support services (such as shipping and transportation), they could be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We could incur additional costs and delays in our business, including as a result of higher prices for materials and equipment and schedule delays.  As a result of the COVID-19 crisis, there may be changes in our customers' priorities and practices, as our customers in both the United States and globally confront reduced demand. Our customers have and may continue to experience adverse effects as a result of the COVID-19 crisis which could impact their creditworthiness or their ability to make payment for our products.  We continue to work with our stakeholders (including customers, employees, suppliers, and local communities) to address this global pandemic responsibly. We continue to monitor the situation, assess further possible implications to our employees, business, supply chain, and customers, and take certain actions to mitigate various adverse consequences. We expect that the longer the COVID-19 pandemic, including its economic disruption, continues, the greater the adverse impact on our business operations, financial performance, and results of operations could be.  The ultimate impact of COVID-19 on our operational and financial performance in future periods remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign vaccine mandates, all of which are uncertain and cannot be predicted.

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

We had long-term indebtedness of $443.1 million as of December 31, 2021.  Our leverage may:

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

In 2021, we sold approximately 77.9% of our coal sales tonnage under contracts having a term greater than one year, which we refer to as long-term sales contracts. These contracts have historically provided a relatively secure market for the production committed under the terms of the contracts.  From time to time industry conditions could make it more difficult for us to enter into long-term sales contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time.  Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

Some of our long-term sales contracts contain provisions allowing for the renegotiation of prices and, in some instances, the termination of the contract or the suspension of purchases by customers.

Some of our long-term sales contracts contain provisions that allow the purchase price to be renegotiated at periodic intervals.  These price reopener provisions may automatically set a new price based on the prevailing market price or, in some instances, require the parties to the contract to agree on a new price.  Any adjustment or renegotiation leading to a significantly lower contract price could adversely affect our operating profit margins.  Accordingly, long-term sales contracts may provide only limited protection during adverse market conditions.  In some circumstances, the failure of the parties to agree on a price under a reopener provision can also lead to the early termination of a contract.

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

In 2021, we derived more than 10% of our total revenues from Louisville Gas and Electric Company.  If we were to lose this or any of our significant customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or change the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure, and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of reserves and resources, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, could be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions, and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, as cyber incidents continue to evolve, we could be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

Our results of operations are primarily dependent upon the prices of oil & gas and coal, as well as our ability to improve productivity and control costs.  The prices for oil & gas and coal depend upon factors beyond our control, including:

●	overall domestic and global economic conditions;
●	the adverse impact of the COVID-19 pandemic due to the reduction in demand, as well as impacts of the pandemic on our ability to produce coal and oil & gas;
●	the supply of and demand for domestic and foreign coal;

●	the supply of and demand for oil & gas;
●	weather conditions and patterns that affect demand for coal and oil & gas, or our ability to produce coal or the ability of operators to produce oil & gas from our mineral interests;
●	supply chain and cost of raw materials for coal and oil & gas operations;
●	the proximity to and capacity of transportation facilities;
●	competition from other coal suppliers;
●	domestic and foreign governmental regulations and taxes;
●	the price and availability of alternative fuels;
●	the effect of worldwide energy consumption, including the impact of technological advances on energy consumption;
●	international developments impacting the supply of coal;
●	international developments impacting the supply of oil & gas; and
●	the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits, as well as regulations affecting the oil & gas extraction industry.

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

Changes in taxes or tariffs and other trade measures by the United States and foreign governments could adversely affect our results of operations, financial position, and cash flows.

We pay certain taxes and fees related to our operations.  Congress or state legislatures may seek to increase these taxes and fees that relate specifically to the coal industry.  We cannot predict further developments, and such increases could have a material adverse effect on our results of operations, financial position, and cash flows.

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

Changes in consumption patterns by utilities regarding the use of coal have affected our ability to sell the coal we produce and may do so in the future.

Our business is closely linked to the demand for electricity, and any changes in coal consumption by United States or international electric power generators would likely impact our business over the long term.  The domestic electric power sector accounts for the vast majority of the total domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas, and fuel oil as well as alternative sources of energy.  Indirect competition from natural gas-fired plants that are relatively more efficient, less expensive to construct, and less difficult to permit than coal-fired plants has the most potential to displace a significant amount of coal-fired electric power generation in the near term, particularly from older, less efficient coal-fired powered generators.

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

Other factors, such as efficiency improvements associated with technologies powered by electricity have slowed electricity demand growth and could contribute to slower growth in the future.  Further decreases in the demand for electricity, such as decreases that could be caused by a worsening of current economic conditions, could have a material adverse effect on the demand for coal and our business over the long term.

We, our customers, or the operators of our oil & gas mineral interests could be subject to litigation related to climate change.

Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by state and local governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the alleged effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, and oil & gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court held that federal common law provided no basis for public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. Government entities in other states (including California and New York) have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories.  Separately, litigation has been brought against certain fossil-fuel companies alleging that they have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or consumers. We have not been made a party to these other suits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

Litigation resulting from disputes with our customers could result in substantial costs, liabilities, and loss of revenues.

From time to time, we have disputes with our customers over the provisions of coal supply contracts relating to, among other things, coal pricing, quality, quantity, and the existence of specified conditions beyond our or our customers' control that suspend performance obligations under the particular contract.  Disputes could occur in the future and we may not be able to resolve those disputes in a satisfactory manner, which could have a material adverse effect on our business, financial condition, and results of operations.  See "Item 3. Legal Proceedings."

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

Effective December 1, 2021, we renewed our annual property and casualty insurance program. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance, LLC ("Wildcat Insurance"). Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex, and an additional $10.0 million overall aggregate deductible.  We have elected to retain a 10% participating interest in our commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations, and ability to purchase property insurance in the future.  Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

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

Political or financial instability, currency fluctuations, the outbreak of pandemics or other illnesses (such as the COVID-19 pandemic), labor unrest, transport capacity and costs, port security, weather conditions, natural disasters, or other events that could alter or suspend our operations, slow or disrupt port activities, or affect foreign trade are beyond our control and could materially disrupt our ability to participate in the export market for coal sales, which could adversely affect our sales and our results of operations.

Unexpected increases in raw material costs could significantly impair our operating profitability.

Our coal mining operations are affected by commodity prices.  We use significant amounts of steel, petroleum products, and other raw materials in various pieces of mining equipment, supplies, and materials, including the roof bolts required by the room-and-pillar method of mining.  Steel prices and the prices of scrap steel, natural gas, and coking coal consumed in the production of iron and steel fluctuate significantly and could change unexpectedly.  Inflationary pressures have and could continue to lead to price increases affecting many of the components of our operating expenses such as fuel, steel, and maintenance expense.  There could be acts of nature or terrorist attacks or threats that could also impact the future costs of raw materials.  Future volatility in the price of steel, petroleum products, or other raw materials will impact our operational expenses and could result in significant fluctuations in our profitability.

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

Disruptions in supply chains could significantly impair our operating profitability.

We are dependent upon vendors to supply mining equipment, safety equipment, supplies, and materials.  If a vendor fails to deliver on its commitments, or if common carriers have difficulty providing capacity to meet demands for their services, we could experience reductions in our production or increased production costs, which could lead to reduced profitability and adversely affect our results of operations.

Inflationary pressures could significantly impair our operating profitability.

Any future inflationary or deflationary pressures could adversely affect the results of our operations.  For example, at times our results have been significantly impacted by price increases affecting many of the components of our operating expenses such as fuel, steel, maintenance expense and labor.  In addition to potential cost increases, inflation could cause a decline in global or regional economic conditions that reduce demand for our coal or oil & gas and could adversely affect our results of operations.

The unavailability of an adequate supply of coal mineral reserves and resources that can be mined at competitive costs could cause our profitability to decline.

Our profitability depends substantially on our ability to mine coal mineral reserves and resources that have the geological characteristics that enable them to be mined at competitive costs and to meet the quality needed by our customers. Because we deplete our reserves and resources as we mine coal, our future success and growth depend, in part, upon our ability to acquire additional coal mineral reserves and resources that are economically recoverable.  Replacement reserves and resources may not be available when required or, if available, may not be mineable at costs comparable to those of the depleting mines.  We may not be able to accurately assess the geological characteristics of any reserves or resources that we acquire, which could adversely affect our profitability and financial condition.  Exhaustion of reserves and resources at particular mines also could have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines. Our ability to obtain other reserves and resources in the future could be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties, the lack of suitable acquisition candidates, or the inability to acquire coal properties on commercially reasonable terms.

The estimates of our coal mineral reserves and resources could prove inaccurate and could result in decreased profitability.

The estimates of our coal mineral reserves and resources could vary substantially from the actual amounts of coal we are able to economically recover. The reserve and resource data set forth in "Item 2. Properties—Coal Mineral Resources and Reserves" represent engineering estimates.  All of the coal mineral reserves presented in this Annual Report on Form 10-K constitute proven and probable mineral reserves.  There are numerous uncertainties inherent in estimating quantities of reserves and resources, including many factors beyond our control.  Estimates of coal mineral reserves and resources necessarily depend upon a number of variables and assumptions, any one of which could vary considerably from actual results.  These factors and assumptions relate to:

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

Each of the factors which impacts reserve and resource estimation may vary considerably from the assumptions used in making the estimation and, as a result, the estimates in this report may not accurately reflect our actual coal reserves and resources.  Actual production, revenues and expenditures with respect to our coal reserves will likely vary from the assumptions used in these estimates, and these variances may be material.  Government regulations and other pressures may result in closure of coal-fired electric generating plants earlier than assumed.  Such changes would reduce the economic viability of our mining operations and could have a material adverse impact on our operations and financial results. Additionally, the estimates of coal reserves and resources may be adversely affected in future fiscal periods by the SEC's recent rule amendments revising property disclosure requirements for publicly traded coal mining companies, with which we are complying for the first time in this report.

Coal mining in certain areas in which we operate is more difficult and involves more regulatory constraints than mining in other areas of the United States, which could affect the mining operations and cost structures of these areas.

The geological characteristics of some of our coal mineral reserves, such as depth of overburden and coal seam thickness, make them difficult and costly to mine.  As mines become depleted, replacement reserves may not be available when required or, if available, may not be mineable at costs comparable to those of the depleting mines.  In addition, permitting, licensing, and other environmental and regulatory requirements associated with certain of our mining operations are more costly and time-consuming to satisfy.  Subsidence issues are particularly important to our operations engaged in longwall mining.  Failure to timely and economically secure subsidence rights or any associated mitigation agreements could materially affect our results by causing delays or changes in our mining plan.  These factors could materially adversely affect the mining operations and cost structures of, and our customers' ability to use coal produced by, our mines.

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

Legislation or regulatory initiatives intended to address seismic activity could restrict our operators' drilling and production activities, as well as their ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our business.

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

In addition, a number of lawsuits have been filed in other states, including in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, both Texas and Oklahoma have imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events.  In September 2021, the Texas Railroad Commission ("TRRC") issued a notice to operators in the Midland area to reduce saltwater disposal well activities and provide certain data to the TRRC.  Subsequently, the TRRC ordered the indefinite suspension of all deep oil and gas produced water injection wells in the area, effective December 31, 2021.

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

Our operations are subject to a series of risks resulting from climate change.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain sources in the United States, or constrain the emissions of powerplants (though such emissions restraints have been subject to challenge; for more information, see our regulatory disclosure titled "GHG emissions"). Additionally, relating to our oil and gas mineral interests, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal September 2020 revisions to methane standards, effectively reinstating the more stringent 2016 standards. Furthermore, in November 2021, EPA issued a proposed rule that, if finalized, would establish new sources and first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule and anticipates the issuance of final rule by the end of the year. We cannot predict the scope of any final methane regulatory requirements or the cost for our operators to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets.  These commitments could further reduce demand and prices for fossil fuels.  Although the United States had withdrawn from the Paris Agreement, following President Biden’s executive order in January 2021, the United States rejoined the Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below levels by 2030.  Additionally, at COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector.  The full impact of these actions is uncertain at this time and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon us and our operators' operations.

Governmental, scientific, and public concern over climate change has also resulted in increased political risks, including certain climate-related pledges made by certain candidates now in political office. In January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil-fuel industry, a doubling of electricity generated by offshore wind by 2030, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Other actions that may be pursued include restrictive requirements on new pipeline infrastructure or fossil-fuel export facilities or the promulgation of a carbon tax or cap and trade program. Further, although Congress has not passed such legislation, almost half of the states have begun to address GHG emissions, primarily through the planned development of emissions inventories, regional GHG cap and trade programs, or the establishment of renewable energy requirements for utilities. Depending on the particular program, we, our customers, or operators of our mineral interests could be required to control GHG emissions or to purchase and surrender allowances for GHG emissions resulting from our operations.  Litigation risks are also increasing. For more information, see our risk factor titled "We, our customers, or the operators of our oil & gas mineral interests could be subject to litigation related to climate change."

Apart from governmental regulation, there are also increasing financial risks for fossil-fuel producers as stakeholders of fossil-fuel energy companies may elect in the future to shift some or all of their support into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil-fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil-fuel sector. In late 2020, the Federal Reserve announced it had joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Although we cannot predict the effects of these actions, such limitation of investments in and financing, bonding, and insurance coverages for fossil-fuel energy companies could adversely affect our coal mining or oil & gas production activities. Additionally, the SEC announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.

The adoption and implementation of new or more stringent international, federal, or state legislation, regulations, or other regulatory initiatives that impose more stringent standards for GHG emissions from fossil-fuel companies could result in increased costs of compliance or costs of consuming, and thereby reduce demand for coal and oil & gas, which could reduce the profitability of our interests. Additionally, political, litigation, and financial risks could result in either us or oil & gas operators restricting or canceling mining or oil & gas production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate economically. One or more of these developments, as well as concerted conservation and efficiency efforts that result in reduced electricity consumption, and consumer and corporate preferences for non-fossil-fuel sources, including alternative energy sources, could cause prices and sales of our coal and/or oil & gas to materially decline and could cause our costs to increase and adversely affect our revenues and results of operations.

Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our operations, as well as those of our operators and their supply chain.  Such physical risks may result in damage to our facilities or our operators' facilities or otherwise adversely impact operations which could decrease the production attributable to our mineral interests.  We may not have insurance to cover these risks and the consequences for our or their operations could have a negative impact on the costs and revenues from operations.

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

We have outstanding surety bonds with governmental agencies for reclamation, federal and state workers' compensation, and other obligations.  At December 31, 2021, our total of such bonds was $254.5 million.  We could have difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits.  In addition, those governmental agencies may increase the amount of bonding required.  Our inability to acquire or failure to maintain these bonds or a substantial increase in the bonding requirements would have a material adverse effect on us.

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

We have little to no control over the timing of future drilling with respect to our oil & gas mineral interests.

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

Oil & gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil & gas and assumptions concerning future oil & gas prices, production levels, ultimate recoveries, and operating costs. As a result, estimated quantities of proved reserves and projections of future production rates could be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2021, were audited by Netherland, Sewell & Associates, Inc. ("NSAI"), which conducted a detailed review of all of our properties at that time using the information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. In addition, certain assumptions regarding future oil & gas prices, production levels, and operating costs could prove incorrect. A meaningful portion of our reserve estimates is made without the benefit of lengthy production history, which is less reliable than estimates based on lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil & gas that are ultimately recovered being different from our reserve estimates.

Furthermore, the present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves. In accordance with rules established by the SEC and the Financial Accounting Standards Board ("FASB"), we base the estimated discounted future net cash flows from our proved reserves on the twelve-month average oil & gas index prices, calculated as the unweighted arithmetic average for the first day-of-the-month price for each month, and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs could differ materially from those used in the present value estimate, and future net present value estimates using then-current prices and costs could be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil & gas industry in general. Please see "Item 2. Properties—Oil & Gas Reserves" for more information on our reserves.

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

Since our formation and the acquisition of our predecessor in August 1999, we have expanded our coal operations by adding and developing mines in existing, adjacent, and neighboring properties.  Similarly, the profitability of our business depends significantly upon acquisitions to grow our coal and oil & gas reserves, production, and free cash flow.  Our future growth could be limited if we are unable to continue to make acquisitions in either our coal operations or our royalties segments, or if we are unable to successfully integrate the companies, businesses, or properties we acquire.  We may not be successful in consummating any acquisitions and the consequences of undertaking these acquisitions are unknown.

Competition for acquisitions of coal and oil & gas mineral interests could increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing under acceptable terms. In addition, these acquisitions could be in geographic regions in which we do not currently hold properties, which could subject us to additional and unfamiliar legal and regulatory requirements.  No assurance can be given that we will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms, or successfully acquire identified targets.

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

Tax Risks to Our Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and our not being subject to a material amount of entity-level taxation.  If the IRS were to treat us as a corporation for U.S. federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, and would likely be liable for state income tax at varying rates.  Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders.  Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced.  Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.  Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstance and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.  In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.

Any modification to the U.S. federal income tax laws and interpretation thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  We are unable to predict whether any changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units.  You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes.  The IRS may adopt positions that differ from the positions that we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade.  Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

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

You will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability which results from your share of our taxable income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income result in a decrease in your tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis therein, even if the price you receive is less than your original cost. In addition, because the amount realized includes a unitholder's share of our non-recourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

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

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as "IRAs") raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our common units.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner's "amount realized" generally includes any decrease of a partner's share of the partnership's liabilities, the Treasury regulations provide that the "amount realized" on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly traded partnership's liabilities. The Treasury regulations and other guidance from the IRS provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023.  Thereafter, the obligation to withhold on a transfer of interests in a publicly traded partnership that is effected through a broker is imposed on the transferor's broker.  Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our units or result in audit adjustments to your tax returns.

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

Certain U.S. federal income tax deductions currently available with respect to coal mining and production may be eliminated as a result of future legislation.

In past years, members of the U.S. Congress have indicated a desire to eliminate certain key U.S. federal income tax provisions currently applicable to coal companies, including the percentage depletion allowance with respect to coal properties.  Elimination of those provisions would not impact our financial statements or results of operations.  However, elimination of such provisions could result in unfavorable tax consequences for our unitholders and, as a result, could negatively impact our unit price.

You will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our common units.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Coal Mineral Resources and Reserves

Overview of Coal Properties

Our coal properties are located in the Illinois Basin and the Appalachia Basin. Our Illinois Basin properties are located in western Kentucky, southern Illinois, and southern Indiana. Our Appalachian properties are located in eastern Kentucky, Maryland, western Pennsylvania, and northern West Virginia. Mining operations on our coal properties consist of underground mines that produce bituminous coal that is sold to customers principally for electric power generation (thermal) and the production of steel (metallurgical).  In addition to our coal mining operations, we also hold coal mineral interests that we lease/sublease to our operations or hold for lease/sublease to our operations or others. For a detailed overview of our coal mining operations and our coal royalty activities, please see "Item 1. Business—Coal Mining Operations" and "Item 1. Business—Mineral Interest Activities", respectively.

Evaluation and Review of Coal Mineral Resources and Reserves

Numerous uncertainties are inherent in estimating coal mineral resources and reserves, and the estimates are subject to change as additional information becomes available or circumstances change.  Significant factors and assumptions related to the uncertainty in estimating coal mineral reserves and resources include:

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

Each of the factors which impacts reserve and resource estimation may vary considerably from the assumptions used in making the estimation and, as a result, the estimates in this report may not accurately reflect our actual coal reserves and resources.  Actual production, revenues and expenditures with respect to our coal reserves will likely vary from the assumptions used in these estimates, and these variances may be material.  Government regulations and other pressures may result in closure of coal-fired electric generating plants earlier than assumed.  Such changes would reduce the economic viability of our mining operations and could have a material adverse impact on our operations and financial results. Additionally, the estimates of coal reserves and resources may be adversely affected in future fiscal periods by the SEC's recent rule amendments revising property disclosure requirements for publicly traded coal mining companies, with which we are complying for the first time in this report.

Under SEC rules, a mineral resource is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable.  A mineral reserve is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Our coal mineral resource and reserve estimates included in this Annual Report on Form 10-K were prepared by an independent, qualified engineering firm, RESPEC Company, LLC ("RESPEC").  We provided RESPEC with property control, mine plans, production, revenue, costs, capital, and other information considered by RESPEC in making their estimates.  As part of our internal controls, our geologists and engineers review the integrity, accuracy, and timeliness of the data provided to RESPEC that they considered in calculating their coal mineral resource and reserve estimates.  We also review the geologic data, mining assumptions, and methodology used by RESPEC to estimate our coal mineral resources and reserves.  Our geologists and engineers also met with RESPEC periodically during the year to discuss the assumptions and methods used in the coal mineral resource and reserve estimation process.

RESPEC, an independent third-party engineering firm, does not own an interest in any of our properties and is not employed on a contingent basis. RESPEC's Technical Report Summaries for each of our material mining operations are included as exhibits to this Annual Report on Form 10-K.

Summary of Coal Mineral Resources and Reserves

Coal Mineral Resources

Most of our coal properties designated as mineral resources are of thickness, quality, and mineability similar to that of our mineral reserves, and all are proximal to existing infrastructure such as power, water, transportation, facilities, etc.  However, we have not completed pre-feasibility or feasibility studies with respect to our coal properties designated as mineral resources, as is required to convert the mineral resources into mineral reserves. There is no certainty that all or any part of our mineral resources will be converted into mineral reserves.

The following table sets forth our coal mineral resources, exclusive of coal mineral reserves, at December 31, 2021:

	Heat
Resources (tons in	Content (Btus	Pounds SO2 per MMBtu			Resource Classification				Ownership
millions)	per pound)	<1.2	1.2-2.5	>2.5	Measured	Indicated	Combined	Inferred	Owned	Leased	Total

							(1)
Illinois Basin
Dotiki (KY)	12,100	—	2.3	73.7	51.2	24.8	76.0	—	27.6	48.4	76.0
Henderson/Union (KY)	11,450	—	3.2	520.3	175.4	286.0	461.4	62.1	74.6	448.9	523.5
Sebree South (KY)	11,750	—	—	43.5	22.1	16.8	38.9	4.6	0.3	43.2	43.5
Hamilton County (IL)	11,650	5.1	33.8	398.8	187.1	239.3	426.4	11.3	32.6	405.1	437.7
Region Total		5.1	39.3	1,036.3	435.8	566.9	1,002.7	78.0	135.1	945.6	1,080.7

Appalachian Basin
Mountain View (WV)	13,200	—	0.5	6.3	2.1	4.5	6.6	0.2	1.7	5.1	6.8
Penn Ridge (PA)	12,500	—	—	78.0	21.9	53.2	75.1	2.9	78.0	—	78.0
Region Total		—	0.5	84.3	24.0	57.7	81.7	3.1	79.7	5.1	84.8

Total		5.1	39.8	1,120.6	459.8	624.6	1,084.4	81.1	214.8	950.7	1,165.5

% of Total		0.4%	3.4%	96.1%	39.5%	53.6%	93.0%	7.0%	18.4%	81.6%	100.0%
(1)	Combined resources are defined as measured plus indicated resources.

At December 31, 2021, we had approximately 1.165 billion tons of coal mineral resources.  Tonnages are reported on a clean recoverable basis with pricing based on available third party forecasts and historical pricing adjusted for quality at the end of 2021 ranging from $36.00 to $67.00 per short ton, which are the prices used by RESPEC to estimate the amount of coal mineral resources.  All resources are classified as underground mineable in the exploration stage.

Coal Mineral Reserves

Our reserves are assigned to our active operations and are (1) currently in production, (2) economically viable, and (3) meet the other requirements to be considered reserves as defined by the SEC.

The following table sets forth coal mineral reserve information, exclusive of the coal mineral resources above, at December 31, 2021, about our coal operations:

	Heat
	Content (Btus	Pounds SO2 per MMBtu			Classification		Ownership
Reserves (tons in millions)	per pound)	<1.2	1.2-2.5	>2.5	Proven	Probable	Owned	Leased	Total

Illinois Basin Operations
Warrior (KY)	12,300	—	—	77.1	61.4	15.7	18.7	58.4	77.1
River View (KY)	11,450	—	—	214.6	117.8	96.8	62.0	152.6	214.6
Hamilton County (IL)	11,650	—	—	128.5	57.6	70.9	22.5	106.0	128.5
Gibson (South) (IN)	11,500	0.7	12.4	39.5	44.2	8.4	18.3	34.3	52.6
Region Total		0.7	12.4	459.7	281.0	191.8	121.5	351.3	472.8

Appalachian Basin Operations
MC Mining (KY)	12,800	11.9	1.0	—	9.1	3.8	—	12.9	12.9
Mountain View (WV)	13,200	—	4.2	3.5	6.4	1.3	—	7.7	7.7
Tunnel Ridge (WV)	12,600	—	—	53.7	28.6	25.1	—	53.7	53.7
Region Total		11.9	5.2	57.2	44.1	30.2	—	74.3	74.3

Total		12.6	17.6	516.9	325.1	222.0	121.5	425.6	547.1

% of Total		2.3%	3.2%	94.5%	59.4%	40.6%	22.2%	77.8%	100.0%

On December 31, 2021, we had approximately 547.1 million tons of coal mineral reserves.  Tonnages are reported on a clean recoverable basis with pricing based on available third party forecasts and historical pricing adjusted for quality at the end of 2021 ranging from $36.00 to $67.00 per short ton, which are the prices used by RESPEC to estimate the amount of coal mineral reserves.  All reserves are classified as underground mineable in the production stage.

Mining Operations

The following table sets forth production and other data about our mining operations:

		Tons Produced
Operations	Location	2021	2020	2019	Transportation	Equipment

		(in millions)
Illinois Basin Operations
Dotiki (1)	Kentucky	—	—	1.3	CSX, PAL, truck, barge	CM
Warrior	Kentucky	4.1	3.6	3.7	CSX, NS, PAL, truck, barge	CM
River View	Kentucky	9.9	9.4	11.3	Truck, barge	CM
Hamilton County	Illinois	4.9	2.6	5.9	CSX, EVW, NS, barge	LW, CM
Gibson (North) (1)	Indiana	—	—	1.8	CSX, NS, truck, barge	CM
Gibson (South)	Indiana	3.3	2.3	5.5	CSX, NS, truck, barge	CM
Region Total		22.2	17.9	29.5

Appalachian Basin Operations
MC Mining/Excel	Kentucky	1.3	0.5	1.0	CSX, truck, barge	CM
Mountain View	West Virginia	1.5	1.8	2.1	CSX, truck	LW, CM
Tunnel Ridge	West Virginia	7.2	6.8	7.4	CSX, NS, barge	LW, CM
Region Total		10.0	9.1	10.5

TOTAL		32.2	27.0	40.0
(1)	Closed

CSX	-	CSX Railroad
EVW	-	Evansville Western Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
LW	-	Longwall

Individual Property Disclosures

We consider the following properties to be material based on multiple factors including, but not limited to, the property’s contribution to our overall business and financial condition. Please see Coal Mineral Resources and Coal Mineral Reserves sections above for information about the coal mineral resources and reserves held by these material properties.  In addition to the following information, Technical Report Summaries for these material properties with additional information are included as exhibits to this Annual Report on Form 10-K.

Henderson/Union

The Henderson/Union Resources are located in Henderson and Union counties, Kentucky at 37°44'30"N, -87°46'07"W and currently have control in over 1,600 tracts encompassing over 127,000 acres. The property is controlled through both fee ownership and leases of the coal.  Existing and proposed facilities are on controlled land. The coal mineral resources are controlled by Alliance Resource Properties. The base leases are with private owners and WKY CoalPlay or its subsidiaries, which are related parties.  See "Item 8. Financial Statements and Supplementary Data—Note 21 – Related Party Transactions" for more information about our WKY CoalPlay transactions.  These base leases generally provide for a term that can be extended until exhaustion of the leased coal.  Local infrastructure is as follows:

Major Roads:  Interstates 69 and US-60,

Railroads:  None,

Airport:  Evansville Regional Airport (EVV),

Town:  Morganfield,

Docks:  River View, Hamilton 1, UC Processing, on the Ohio River,

Water:  Local municipalities and mine sources,

Electricity:  Kentucky Utilities (KU),

Personnel:  Regional.

0
20000
40000
Feet
POSEY
INDIANA
KENTUCKY
VANDERBURGH
HENDERSON
GALLATIN
RIVER VIEW
LOADOUT
UC PROCESSING
LOADOUT
RIVER VIEW
PREP PLANT
UNIONTOWN
RIVER VIEW
SLOPE/PORTAL
UC MINING
SITE
HENDERSON
HAMILTON 1 SITE
RIVER VIEW
PORTAL
CORYDON
ILLINOIS
KENTUCKY
HAMILTON 2 SITE
MORGANFIELD
UC PROCESSING
SITE
ROBARDS
UNION
WEBSTER
SEBREE
MAJOR HIGHWAY
ACTIVE RAILROAD
OVERLAND CONVEYOR
RESOURCE BOUNDARY
HENDERSON / UNION
RESOURCE AREA
GENERAL LOCATION MAP
Location Map.dwg
February, 2022
MAP 1

Description

The potential underground mine(s) would utilize room-and-pillar methods operating a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill possible permitting and development requirements.  Multiple access points are available for development.  Access is available from the active River View mine, which began production in 2009.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Access at the Hamilton and UC Coal, LLC sites are considered "brownfield" developments. Though some facilities and permitting are in place, significant upgrades to existing infrastructure and new construction would be needed to bring them into good working order that meets industry standards. The property associated with Henderson/Union has no book value as of December 31, 2021 but does have outstanding advanced royalties with WKY CoalPlay or its subsidiaries.  See "Item 8. Financial Statements and Supplementary Data—Note 21 – Related Party Transactions" for more information about advanced royalties that Henderson/Union has with WKY CoalPlay.

History

The Henderson/Union property contains resources in four seams, the West Kentucky No. 11 (WKY11), the West Kentucky No. 9 (WKY9), the West Kentucky No. 7 (WKY7), and the West Kentucky No. 6 (WKY6). Island Creek Coal Company ("Island Creek") operated mines in the area and controlled a portion of the property.  Under a joint venture, Texas Gas Service also controlled a large interest in the mineral rights.  Lastly, Peabody Coal Corporation ("Peabody") and Patriot Coal Corporation ("Patriot") operated mines in the area and controlled a portion of the reserves.  We consolidated control of the property through multiple transactions from 2005 through 2015.  Island Creek operated the Ohio #11 and Uniontown #9 mines.  Island Creek also operated the Hamilton #1 and #2 mines in Kentucky.  Peabody and later Patriot operated the Camp complex and Highland mines to the southeast and east.  Both the WKY9 and WKY11 seams were mined at these locations.  No mining has occurred on the property in the WKY7 or WKY6 seams.

Approximately 1,050 exploration holes have been drilled within and adjacent to the Henderson/Union area to assess thickness and mineability of the WKY11, WKY9, WKY7, and WKY6 seams. From these holes, over 410 samples were collected and analyzed to determine coal quality characteristics. Also, over 150 oil/gas well geophysical logs drilled by various companies have been interpreted to supplement the exploration drilling.  In general, all drilling has shown highly consistent coal seams of mineable thickness and quality for the high sulfur, thermal utility market.

Encumbrances

Our revolving credit facility is secured by, among other things, liens against certain Henderson/Union surface properties and coal leases. Documentation of such liens is of record in the Offices of the Henderson and Union County Clerks. Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our revolving credit facility.

The Kentucky Department of Natural Resources ("KYDNR"), Division of Mine Permits ("DMP") is responsible for review and issuance of all permits relative to coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations. In addition to state mining and reclamation laws, operators must comply with various federal laws relevant to mining.

Geology and Reserves

Henderson/Union contains coal resources in four seams ranging in depths from about 100 to 750 feet.  The table below summarizes mineral resources as of December 31, 2021 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Resources	Tons (millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam	Prep Plant

Henderson/Union
Measured Mineral Resources	175.4	4.71	8.15	3.01	13,241	4.54	87.10	54.76
Indicated Mineral Resources	286.0	4.62	8.23	2.86	13,242	4.33	88.03	53.77
Combined Mineral Resources	461.4	4.66	8.20	2.92	13,241	4.41	87.67	54.14
Inferred Mineral Resources	62.1	4.48	8.16	2.60	13,321	3.91	89.66	52.14

River View

River View is located in Union County, Kentucky at 37°45'37"N, -87°56'42"W and currently has approximately 54,250 underground acres permitted. The mine is controlled through both fee ownership and leases of the coal.  The coal mineral reserves are leased or held for lease to River View by Alliance Resource Properties.  River View either owns or controls the surface properties upon which its facilities are located including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes. The coal mineral reserves currently assigned to and controlled by River View are pursuant to a 2009 Coal Lease and Sublease Agreement from Alliance Resource Properties. The base leases are with private owners and generally provide for a term that can be extended until exhaustion of the leased coal.  Local infrastructure is as follows:

Major Roads:  Interstates 69 and US-60,

Railroads:  None,

Airport:  Evansville Regional Airport (EVV),

Town:  Morganfield,

Docks:  River View on the Ohio River,

Water:  Uniontown Water Department and mine sources,

Electricity:  Kentucky Utilities (KU),

Personnel:  Regional.

0
20000
40000
Feet
POSEY
VANDERBURGH
INDIANA
KENTUCKY
HENDERSON
RIVER VIEW
PREP PLANT
GALLATIN
UNIONTOWN
HENDERSON
ILLINOIS
KENTUCKY
CORYDON
MORGANFIELD
ROBARDS
UNION
WEBSTER
SEBREE

MAJOR HIGHWAY
ACTIVE RAILROAD
PERMIT BOUNDARY

RIVER VIEW COAL, LLC		
RIVER VIEW MINE		
GENERAL LOCATION MAP		
RV Map.dwg	February, 2022	MAP 1

Description

The underground mine is currently in production using room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2009.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for River View as of December 31, 2021 was $199.3 million.

History

Island Creek operated mines in the area and controlled a portion of the property.  Under a joint venture, Texas Gas Service also controlled a large interest in the mineral rights.  Lastly, Peabody and Patriot operated mines in the area and controlled a smaller portion of the reserves.  We consolidated control of the property through multiple transactions from 2005 through 2015.  Island Creek operated the Ohio #11 and Uniontown #9 mines to the west of River View.  Island Creek also operated the Hamilton #1 and #2 mines to the southwest.  Peabody and later Patriot operated the Camp complex and Highland mines to the southeast and east.  Both the WKY9 and WKY11 seams were mined at these locations.

Approximately 630 exploration holes penetrate the WKY11 seam and about 450 holes penetrate the WKY9 seam within and adjacent to the River View resource/reserve area to assess thickness, quality, and mineability of the seams. River View has drilled over 80 holes on the property to supplement the historic data.  Also, over 300 oil/gas well geophysical logs drilled by various companies have been interpreted to supplement the exploration drilling.

Encumbrances

Our revolving credit facility is secured by, among other things, liens against certain River View surface properties and coal leases. Documentation of such liens is of record in the Office of the Union County Clerk. Please read "Item 8.

Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our revolving credit facility.

Accounts receivable generated from the sale of coal mined from this property are collateral for our accounts receivable securitization facility, evidenced by financing statements of record in the Office of the Union County Clerk.  Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our accounts receivable securitization facility.

The KYDNR, DMP is responsible for review and issuance of all permits relative to coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations. In addition to state mining and reclamation laws, operators must comply with various federal laws relevant to mining.  All applicable permits for underground mining, coal preparation and related facilities, and other incidental activities have been obtained and remain in good standing.

Geology and Reserves

River View extracts coal underground from the West Kentucky No. 11 and No. 9 seams at depths ranging from 200 to 500 feet.  The table below summarizes mineral reserves as of December 31, 2021 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam	Prep Plant

River View
Proven Mineral Reserves	117.8	4.69	7.57	3.13	13,284	4.71	86.46	53.80
Probable Mineral Reserves	96.8	4.60	7.71	3.11	13,235	4.71	86.24	52.19
Total Mineral Reserves	214.6	4.65	7.63	3.12	13,262	4.71	86.36	53.07

The River View mine had 223.3 million tons of coal mineral reserves at the end of 2020.  The year over year reconciliation is as follows:

River View Yearly Reserve Reconciliation	(millions)
Tons as of December 31, 2020	223.3
Production	(9.9)
Mineral Acquisition / Deletion	0.9
Normal Course Adjustments	0.3
Tons as of December 31, 2021	214.6

Normal course adjustments are associated with numerous slight changes in the geologic model.

Hamilton

Hamilton, a longwall mine located in Hamilton County, Illinois at 38°10'12”N, -88°36'47"W, currently has approximately 10,500 underground acres and 1,300 surface acres permitted. The mine property is controlled through both fee ownership and leases of the coal. The coal mineral reserves and resources are leased or held for lease to Hamilton by Alliance WOR Properties, LLC ("Alliance WOR Properties"), a subsidiary of Alliance Resource Properties.  Hamilton either owns or controls the surface properties upon which its facilities are located including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes. Hamilton (or Alliance WOR Properties) currently controls approximately 53,348 acres of coal mineral reserves and resources and subsidence rights, and 1,400 acres of surface properties. The underlying base coal leases are with private owners and are comprised of a large number of leases originally taken by AMAX Coal Company and Old Ben Coal Company ("Old Ben") in the mid to late 1970’s and early 1980’s (the "Old Ben Leases"), leases acquired by Consolidation Coal Company in the late 1980’s (the "Consol Leases"), and subsequent leases taken directly by White Oak Resources, LLC or affiliated companies and/or Alliance WOR Properties. Local infrastructure is as follows:

Major Roads:  Interstates 64,

Railroads:  CSX and EVW,

Airport:  Evansville Regional Airport (EVV),

Towns:  McLeansboro and Mt. Vernon,

Docks:   Mount Vernon on the Ohio River,

Water:  Hamilton County Water District and mine sources,

Electricity:  Wayne-White Electric Co-op (WWEC),

Personnel:  Regional.

WAYNE
0
20000
40000
Feet
JEFFERSON
HAMILTON COUNTY
PREP PLANT
INA
FRANKLIN
BENTON
McLEANSBORO
ENFIELD
CARMI
WHITE
HAMILTON
NORRIS
CITY
BROUGHTON

MAJOR HIGHWAY
ACTIVE RAILROAD
PERMIT BOUNDARY

HAMILTON COUNTY COAL, LLC		
MINE NO. 1		
GENERAL LOCATION MAP		
HC Map.dwg	February, 2022	MAP 1

Description

The underground mine is currently in production using longwall and room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2014.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for Hamilton as of December 31, 2021 was $347.1 million.

History

There were no previous operations on the Hamilton reserves property prior to our predecessor, White Oak Resources LLC, who began construction of the mine in 2011.

Over 180 exploration holes have been drilled in the Hamilton reserve area by other companies to assess thickness, quality, and mineability of the Herrin and Harrisburg seams. White Oak Resources LLC drilled over 90 holes in the reserve area starting in 2008.  Also, over 70 oil/gas well geophysical logs drilled by various companies have been interpreted to supplement the exploration drilling.

Encumbrances

Our revolving credit facility is secured by, among other things, liens against certain Hamilton surface properties, coal leases and owned coal.  Documentation of such liens is of record in the Office of the Hamilton County Clerk.  Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our revolving credit facility.

The Consol Leases are encumbered by an overriding royalty payable to Sustainable Conservation, Inc. ("Sustainable") in the amount of the greater of $0.25 per ton or 0.75% of the average sales realization price received per ton, which sums can be credited against approximately $481,000.00 previously paid to Sustainable for the assignment of the Consol Leases.

The Illinois Department of Natural Resources, Land Reclamation Division is responsible for review and issuance of all permits relative to coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations.  In addition to state mining and reclamation laws, operators must comply with various federal laws relevant to mining.  All applicable permits for underground mining, coal preparation and related facilities and other incidental activities have been obtained and remain in good standing.

Geology and Reserves

Hamilton extracts coal underground from the Herrin (Illinois No.6) seam at depths ranging from 900 to 1100 feet.  The table below summarizes mineral reserves as of December 31, 2021 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam	Prep Plant

Hamilton County
Proven Mineral Reserves	57.6	6.37	8.04	2.81	13,407	4.20	86.71	53.85
Probable Mineral Reserves	70.9	6.63	7.99	2.83	13,423	4.21	86.82	57.34
Total Mineral Reserves	128.5	6.52	8.01	2.82	13,416	4.21	86.77	55.78

The Hamilton mine had 125.0 million tons of coal mineral reserves at the end of 2020.  The year over year reconciliation is as follows:

Hamilton County Yearly Reserve Reconciliation	(millions)
Tons as of December 31, 2020	125.0
Production	(4.9)
Mineral Acquisition / Deletion	1.0
Mine Plan Adjustment	6.7
Normal Course Adjustments	0.7
Tons as of December 31, 2021	128.5

Normal course adjustments are associated with numerous slight changes in the geologic model.

Gibson South

Gibson South is located in Gibson County, Indiana at 38°18'22"N, 87°42'30"W and currently has approximately 23,350 underground acres permitted. The mine property is controlled through both fee ownership and leases of the coal.  Gibson South holds rights to approximately 21,600 gross acres of coal.  Leases generally have an initial term with automatic extensions for as long as mining operations are conducted within a described area.  Local infrastructure is as follows:

Major Roads:  Interstates 69 and 64,

Railroads:  CSX and NS,

Airport:  Evansville Regional Airport (EVV),

Town:  Princeton,

Docks:  Mount Vernon on the Ohio River,

Water:  Gibson Water, Inc. and well water,

Electricity:  Western Indiana Energy REMC,

Personnel:  Regional.

0
20000
40000
Feet
KNOX
PIKE
PRINCETON
ILLINOIS
INDIANA
FRANCISCO
GIBSON SOUTH
PREP PLANT
GIBSON
OWENSVILLE
HAUBSTADT
POSEYVILLE
POSEY
VANDERBURGH
WARRICK

MAJOR HIGHWAY
ACTIVE RAILROAD
PERMIT BOUNDARY

GIBSON COUNTY COAL, LLC		
GIBSON SOUTH MINE		
GENERAL LOCATION MAP		
GS Map.dwg	February, 2022	MAP 1

Description

The underground mine is currently in production using room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2014.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for Gibson South as of December 31, 2021 was $118.8 million.

History

In November 1997, pursuant to (a) Assignment of Underground Coal Leases, (b) Partial Assignment of Underground Coal Leases and (c) Special Corporate Warranty Deed, Old Ben conveyed to MAPCO Land & Development Corporation various coal leases and fee coal interests within a large property boundary located in Gibson County, Indiana.  MAPCO Land & Development Corporation changed its name to MAPCO Coal Land & Development Corporation, and MAPCO Coal Land & Development Corporation merged into Alliance Properties, LLC (“Alliance Properties”) effective August 4, 1999.

Old Ben ran large exploration programs across multiple years to examine thickness, mineability, and quality, drilling a total of 137 holes.  Another 73 holes were drilled in the western area of the property by owners of an adjacent mine.

After the original Old Ben acquisition, Alliance Properties and Gibson County Coal continued to acquire additional coal leases and fee coal interests in the area.  In addition, beginning in or around 2006, the leases originally acquired from Old Ben began to expire by their terms, and Alliance Properties/Gibson County Coal began a program of either amending the expiring leases or entering into new, direct leases with the coal owners.  Alliance Properties merged into Gibson County Coal on February 19, 2018.

Encumbrances

Our revolving credit facility is secured by, among other things, liens against certain Gibson County Coal surface properties, coal leases and owned coal.  Documentation of such liens is of record in the Office of the Recorder of Gibson County, Indiana.  Please read "Item 8. Financial Statements and Supplementary Data – Note 8 – Long-term Debt" for more information on our revolving credit facility.

Accounts receivable generated from the sale of coal mined from this property are collateral for our accounts receivable securitization facility, evidenced by financing statements of record in the Office of the Recorder of Gibson County, Indiana.  Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our accounts receivable securitization facility.

The Indiana Department of Natural Resources, Division of Reclamation is responsible for oversight of active coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations.  In addition to state mining and reclamation laws, operators must comply with various federal laws relevant to mining.  All applicable permits for underground mining, coal preparation, and related facilities and other incidental activities have been obtained and remain in good standing.

Geology and Reserves

Gibson South extracts coal underground from the Springfield (Indiana No.5) seam at depths ranging from 450 to 650 feet.  The table below summarizes mineral reserves as of 12/31/21 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam	Prep Plant

Gibson South
Proven Mineral Reserves	44.2	6.10	6.97	1.92	13,506	2.84	95.05	74.87
Probable Mineral Reserves	8.4	5.46	7.91	2.33	13,349	3.49	93.39	72.12
Total Mineral Reserves	52.6	6.00	7.12	1.98	13,482	2.94	94.79	74.44

The Gibson South mine had 54.7 million tons of coal mineral reserves at the end of 2020.  The year over year reconciliation is as follows:

Gibson South Yearly Reserve Reconciliation	(millions)
Tons as of December 31, 2020	54.7
Production	(3.3)
Mineral Acquisition / Deletion	0.9
Normal Course Adjustments	0.3
Tons as of December 31, 2021	52.6

Normal course adjustments are associated with numerous slight changes in the geologic model.

Tunnel Ridge

Tunnel Ridge, located at 40°09’17" N, -80°39’26"W, is an underground longwall mine in the Pittsburgh No. 8 seam of coal, and currently has approximately 20,890 underground acres permitted. The mine property is controlled through both fee ownership and leases of the coal.  The vast majority of the coal mined and to be mined by Tunnel Ridge is leased from the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation.  Please read "Item 8. Financial Statements and Supplemental Data - Note 21 – Related Party Transactions" for additional information on this lease.  Tunnel Ridge either owns or controls the surface properties upon which its facilities are located, including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes.  Local infrastructure is as follows:

Major Roads:  Interstate 70,

Railroads:  None,

Airport:  Pittsburgh International Airport (PIT),

Town:  Wheeling,

Docks:  Tunnel Ridge on the Ohio River,

Water:  Ohio County Water District and mine sources,

Electricity:  American Electric Power (AEP), West Penn Power (WPP)

Personnel:  Regional.

WELLSBURG
SMITHFIELD
JEFFERSON
OHIO
BROOKE
BETHANY
ADENA
0
20000
40000
Feet
WASHINGTON
TUNNEL RIDGE
PREP PLANT
OHIO
BELMONT
WASHINGTON
VALLEY
GROVE
SAINT
CLAIRSVILLE
WHEELING
WEST VIRGINIA
PENNSYLVANIA
MARSHALL
GREENE
OHIO
MOUNDSVILLE

MAJOR HIGHWAY
ACTIVE RAILROAD
PERMIT BOUNDARY

TUNNEL RIDGE, LLC		
TUNNEL RIDGE MINE		
GENERAL LOCATION MAP		
TR Map.dwg	February, 2022	MAP 1

Description

The underground mine is currently in production using longwall and room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2010.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for Tunnel Ridge as of December 31, 2021 was $238.8 million.

History

Valley Camp Coal Company ("Valley Camp") operated mines on the property prior to Tunnel Ridge's operations.

Valley Camp drilled 24 exploration holes in and adjacent to the reserve area to check thickness, quality, and mineability of the Pittsburgh No. 8 seam.  Tunnel Ridge accounts for over 80 of the remaining holes.  Also, Tunnel Ridge has collected over 600 channel samples to supplement the exploration drilling.

Encumbrances

Our revolving credit facility is secured by, among other things, liens against certain Tunnel Ridge surface properties, coal leases and owned coal.  Documentation of such liens is of record in the Office of the County Commission of Ohio County, West Virginia and the Office of the Recorder of Deeds of Washington County, Pennsylvania.  Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our revolving credit facility.

Accounts receivable generated from the sale of coal mined from this property are collateral for our accounts receivable securitization facility, evidenced by financing statements of record in the Office of the County Commission of Ohio County, West Virginia and the Office of the Recorder of Deeds of Washington County, Pennsylvania.  Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our accounts receivable securitization facility.

Tunnel Ridge is located on the West Virginia / Pennsylvania State boundary, operating in each state.  As such, regulatory requirements must be met pertaining to mining facilities located in each state.

For operations in West Virginia, the West Virginia Department of Environmental Protection ("WVDEP") is the regulatory authority over mining activities.  Within the WVDEP, the Division of Mining and Reclamation is responsible for review and issuance of all permits relative to coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations.

For operations in Pennsylvania, the Pennsylvania Department of Environmental Protection (PADEP) is the regulatory authority over mining activities.  Within the PADEP, the Bureau of District Mining Operations is responsible for review and issuance of all permits relative to coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations.

Geology and Reserves

Tunnel Ridge extracts coal underground from the Pittsburgh No.8 seam at depths ranging from 300 to 800 feet.  The table below summarizes mineral reserves as of December 31, 2021 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam	Prep Plant

Tunnel Ridge
Proven Mineral Reserves	28.6	6.89	8.12	3.32	13,685	4.86	69.21	51.90
Probable Mineral Reserves	25.1	7.02	8.23	3.47	13,650	5.09	67.87	52.69
Total Mineral Reserves	53.7	6.95	8.17	3.39	13,669	4.97	68.58	52.27

The Tunnel Ridge mine had 64.0 million tons of coal mineral reserves at the end of 2020.  The year over year reconciliation is as follows:

Tunnel Ridge Yearly Reserve Reconciliation	(millions)
Tons as of December 31, 2020	64.0
Production	(7.2)
Mine Plan Adjustment	(3.1)
Tons as of December 31, 2021	53.7

Oil & Gas Reserves

Our mineral interests are primarily located in three basins, which are also our areas of focus for future development.  These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) Basins.  At December 31, 2021, we had approximately 42,000 developed and undeveloped net acres held at a weighted average royalty of 17.0%.  Our net acres standardized to 1/8th royalty equates to approximately 57,000 net royalty acres, including approximately 3,976 net royalty acres owned through our equity interest in AllDale III.

The following table presents our estimated net proved oil & gas reserves, including our share of reserves owned through our equity interest in AllDale III, as of December 31, 2021 based on the reserve report prepared by our internal engineering team. The reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve report are located in the continental United States.

	As of December 31, 2021
	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE) (2)

Estimated proved developed reserves	5,493	28,426	3,039	13,269
Estimated proved undeveloped reserves	1,353	4,126	578	2,618
Total estimated proved reserves (1)	6,846	32,552	3,617	15,887
(1)	Proved reserves of approximately 1,285 MBOE were attributable to noncontrolling interests as of December 31, 2021.
(2)	Natural gas reserve volumes are converted to BOE based on a 6:1 ratio: 6 Mcf of natural gas converts to one BOE.

Estimates of reserves as of December 31, 2021 were prepared using product prices equal to the unweighted arithmetic average of the first-day-of-the-month market price for each month in the period from January through December 2021.  The average realized product prices weighted by production over the remaining lives of the properties are $63.57/Bbl for oil, $2.98/Mcf of natural gas and $21.13 per barrel of NGL.  These prices are adjusted for energy content, associated average differential and transportation deducts by producing area to arrive at the net realized prices by product.  For 2021, NGL prices averaged approximately 37% of the posted oil prices during the course of the year with an additional $3.49/Bbl deducted for transportation costs.

The following table summarizes our changes in proved undeveloped reserves (in MBOE):

Beginning balance, January 1, 2021	4,533
Sales of PUDs	(12)
Transfers of PUDs to estimated proved developed	(1,469)
Extensions and discoveries	971
Revisions of previous estimates	(1,405)
Ending balance, December 31, 2021	2,618

As a mineral interest owner we have no transparency into or control over our operators' investments and operational progress to convert PUDs to proved developed producing reserves. We do not incur any capital expenditures or lease operating expenses in connection with the development of our PUDs, which costs are borne entirely by our operators. As a result, during the year ended December 31, 2021, we did not have any expenditures to convert PUDs to proved developed producing reserves.  PUDs that have not been developed within two years of permitting are reviewed and removed from proved reserves as necessary.  As of December 31, 2021 approximately 16.48% of our total proved reserves were classified as PUDs.

Evaluation and Review of Reserves

Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates.

Under SEC rules, proved reserves are those quantities of oil & gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a "high degree of confidence that the quantities will be recovered." All of our proved reserves as of December 31, 2021 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil & gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil & gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods:

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

Our 2021 year-end proved reserves were prepared by our internal engineering team.  Our engineering team works to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Approximately 95% of our total 2021 year end proved reserve estimates were audited by NSAI. Our engineering team met with NSAI periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. Our engineering team provided historical information to NSAI for our properties, such as oil & gas production, well test data, and realized commodity prices. Our engineering team also provided ownership interest information with respect to our properties. Our internal petroleum engineer, primarily responsible for overseeing the petroleum reserves preparation, has over 20 years of engineering and operations experience in the oil & gas sector and a Bachelor of Science in Petroleum Engineering.

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

NSAI, an independent third-party petroleum engineering firm, does not own an interest in any of our properties and is not employed on a contingent basis. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures used to prepare the December 31, 2021 reserve estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, prepared by us. NSAI's audit report with the respect to our proved reserve estimates as of December 31, 2021 is included as an exhibit to this Annual Report on Form 10-K.

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

Acreage Concentration

Our mineral interests, which include both proved reserves discussed above and unproved reserves, are primarily located in three basins, which are also our areas of focus for future operator development.  These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) Basins.  Below is a chart reflecting our gross, net mineral and net royalty acreage associated with our mineral interests in each of our primary basins as of December 31, 2021.

	Developed Acreage			Undeveloped Acreage
	Gross	Net Mineral	Net Royalty	Gross	Net Mineral	Net Royalty
Basin
Permian Basin	249,660	5,345	6,930	525,983	14,574	19,431
Anadarko Basin	142,311	5,106	7,282	294,826	10,905	15,538
Williston Basin	113,579	1,834	2,399	113,437	1,803	2,369
Other	27,885	863	1,086	37,821	1,525	1,887
Total	533,435	13,148	17,697	972,067	28,807	39,225

Oil & Gas Production Prices and Production Costs

For the year ended December 31, 2021, 46.8% of our production and 70.0% of our oil & gas revenues were related to oil production and sales, respectively.  The following table sets forth information regarding production of oil & gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Production:
Oil (MBbls)	825	948	741
Natural gas (MMcf)	3,490	3,635	3,664
Natural gas liquids (MBbls)	357	337	364
BOE (MBbls)	1,764	1,892	1,716
Average Realized Prices:
Oil (per Bbl)	$66.84	$39.04	$54.30
Natural gas (per Mcf)	$3.85	$1.52	$2.01
Natural gas liquids (per Bbl)	$28.51	$9.08	$20.17
BOE (MBbls)	$44.65	$24.10	$32.02
Unit cost per BOE:
Production and ad valorem taxes	$4.46	$2.64	$4.82

Productive Wells

As of December 31, 2021, 6,572 gross productive horizontal wells and 4,167 gross productive vertical wells were located on the acreage in which we have a mineral interest.  Of our productive horizontal wells, 965 are considered natural gas wells, while the remaining 5,607 primarily produce oil.  Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.  We do not own any material working interests in any wells. Accordingly, we do not own any net wells.

Drilling Results

As a holder of mineral interests, we generally are not provided with information as to whether any wells drilled on the acreage associated with our mineral interests are classified as exploratory or as developmental wells. We are not aware of any dry holes drilled on the acreage associated with our mineral interests during the relevant period.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we are party to litigation matters incidental to the conduct of our business.  It is the opinion of management that the ultimate resolution of our pending litigation matters will not have a material adverse effect on our financial condition, results of operation or liquidity.  However, we cannot assure you that disputes or litigation will not arise or that we will be able to resolve any such future disputes or litigation in a satisfactory manner.  The information under "General Litigation" and "Other" in "Item 8.  Financial Statements and Supplementary Data—Note 22 – Commitments and Contingencies" is incorporated herein by this reference.

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and Kentucky Wage and Hour Act due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  The plaintiffs seek class or collective action certification.  A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.).  Collectively, the plaintiffs of these two lawsuits allege damages ranging from approximately $22.2 million to $143.7 million.  Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.).  The plaintiffs in these cases seek to recover alleged compensatory, liquidated and/or exemplary damages for the alleged underpayment, and costs and fees that potentially may be recoverable under applicable law.  We believe the claims made in these lawsuits are without merit and intend to defend the litigation vigorously.  The litigation is in early stages.  We do not believe this litigation will have a material adverse effect on our business, financial position or results of operations.

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

The common units representing limited partners' interests are listed on the NASDAQ Global Select Market under the symbol "ARLP." The common units began trading on August 20, 1999.  There were approximately 32,374 record holders of common units at December 31, 2021.

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

During the three months ended December 31, 2021, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.  The remaining authorized amount for unit repurchases under this program is $6.5 million.

ITEM 6. [Reserved]

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

Executive Overview

We are a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests located in strategic producing regions across the United States.  We are currently the second-largest coal producer in the eastern United States with seven operating underground mining complexes in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia, as well as a coal-loading terminal in Indiana.  In addition to our mining operations, Alliance Resource Properties owns or leases coal mineral reserves and resources in the Illinois and Appalachia Basins that are (a) leased to our internal mining complexes or (b) near other internal and external coal mining operations.  The oil & gas mineral interests we own are in premier oil & gas producing regions of the United States, primarily in the Permian, Anadarko and Williston Basins.

Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern United States.  Our River View and Tunnel Ridge mines and Mt. Vernon transloading facility are located on the Ohio River.  As of December 31, 2021, we had approximately 547.1 million tons of proven and probable coal mineral reserves and 1.17 billion tons of measured, indicated and inferred coal mineral resources in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  All of our measured, indicated and inferred coal mineral resources and 422.9 million tons of these coal mineral reserves are owned or leased by Alliance Resource Properties, our land holding company.  We believe we control adequate reserves to implement our currently contemplated mining plans.  Please see "Item 1. Business—Coal Mining Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of our mines.

In 2021, we sold 32.3 million tons of coal and produced 32.2 million tons.  Of the 32.3 million tons sold, approximately two-thirds was leased from Alliance Resource Properties.  The coal we sold in 2021 was approximately 14.2% low-sulfur coal, 50.3% medium-sulfur coal and 35.5% high-sulfur coal.  Based on market expectations, we classify low-sulfur coal as coal with a sulfur content of less than 1.5%, medium-sulfur coal as coal with a sulfur content of 1.5% to 3%, and high-sulfur coal as coal with a sulfur content of greater than 3%.  The Btu content of our coal ranges from 11,450 to 13,200. In 2021, approximately 87.7% of our medium- and high-sulfur coal was sold to utility plants with installed pollution control devices.

During 2021, approximately 81.6% of our tons sold were purchased by U.S. electric utilities and 12.5% were sold into the international markets through brokered transactions. The balance of tons sold were to third-party resellers and industrial consumers.  Although some utility customers continue to favor a shorter-term contracting strategy, in 2021 we have continued to see several domestic utilities in the market seeking significant coal supply commitments for multi-year terms.  Long-term sales contracts contribute to our stability and profitability by providing greater predictability of sales volumes and sales prices.  In 2021, approximately 77.9% of our sales tonnage was sold under long-term sales contracts.

On October 13, 2021, AR Midland acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders for a purchase price of $31.0 million in the Boulders Acquisition. This acquisition enhances our ownership position in the Permian Basin and furthers our business strategy to grow our Oil & Gas Royalties segment.  Following the Boulders Acquisition, we hold approximately 57,000 net royalty acres in premier oil & gas basins including our investment in AllDale III.  For more information, please read "Item 8. Financial Statement and Supplemental Data—Note 3 – Acquisitions" of this Annual Report on Form 10-K.

Our results of operations could be impacted by variability in coal sales prices in addition to prices for items that are used in coal production such as steel, electricity and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, and by the availability or reliability of transportation for coal shipments.  Moreover, the mining regulatory environment in which we operate has grown increasingly stringent as a result of federal and state legislative and regulatory initiatives.  Additionally, our results of operations could be impacted by our ability to obtain and renew permits necessary for our operations, secure or acquire coal mineral reserves and resources, or find replacement buyers for coal under contracts with comparable terms to existing contracts.  As outlined in "Item 1. Business—Environmental, Health, and Safety Regulations", a variety of measures taken by regulatory agencies in the United States and abroad in response to the perceived threat from climate change attributed to GHG emissions could substantially increase compliance costs for us and our customers and reduce demand for fossil fuels including coal which could materially and adversely impact our results of operations.

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

For additional information regarding some of the risks and uncertainties that affect our business and the industries in which we operate, see "Item 1A. Risk Factors".

Our principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes in addition to capital required to maintain our current levels of production.  We employ a totally union-free workforce.  Many of the benefits of our union-free workforce are related to higher productivity and are not necessarily reflected in our direct costs.  In addition, transportation costs, which are mostly borne by our customers, may be substantial and are often the determining factor in a coal consumer's contracting decision. The principal expenses related to our oil & gas minerals interests business are production and ad valorem taxes.  For our coal royalty interests business, the principal expenses are royalty expenses and production and ad valorem taxes.

Our primary business strategy is to create sustainable, capital-efficient growth in available cash to maximize unitholder returns by:

●	expanding our operations by adding and developing mines and coal mineral reserves and resources in existing, adjacent or neighboring properties;
●	extending the lives of our current mining operations through acquisition and development of coal mineral reserves and resources using our existing infrastructure;
●	continuing to make productivity improvements to remain a low-cost producer in each region in which we operate;
●	strengthening our position with existing and future customers by offering a broad range of coal qualities, transportation alternatives and customized services;
●	developing strategic relationships to take advantage of opportunities within the coal and oil & gas industries and in other industries inside and outside of the MLP sector; and
●	continuing to make investments in oil & gas mineral interests and coal royalty interests in various geographic locations within producing basins in the continental United States.

As of December 31, 2021, we had four reportable segments: Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties.  We also have an "all other" category referred to as Other, Corporate and Elimination.  The two Coal Operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins.  Our ownership in these basins includes approximately 57,000 net royalty acres, which provide us with diversified exposure to industry leading operators consistent with our general strategy to grow our oil & gas mineral interest business.  We market our oil & gas mineral interests for lease to operators in those regions and generate royalty income from the leasing and development of those mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either a) leased to our mining complexes or (b) near our coal mining operations but not yet leased.

Beginning in the first quarter of 2021, we began to strategically view and manage our coal royalty activities separately from our coal operations since acquiring and managing a variety of royalty producing assets involve similar attributes.  As a result, we restructured our reportable segments to better reflect this strategic view in how we manage our business and allocate resources.  Periods prior to 2021 that are presented herein have been recast to include Alliance Resource Properties within our new Coal Royalties reportable segment with offsetting recast adjustments primarily to our coal operations reportable segments and to a lesser extent, our Other, Corporate and Elimination category.  Eliminations reported in Other, Corporate and Elimination were also recast to reflect intercompany royalty revenues and offsetting intercompany royalty expense resulting from our new Coal Royalties reportable segment.

●	Illinois Basin Coal Operations reportable segment includes currently operating mining complexes (a) the Gibson County Coal mining complex, which includes the Gibson South mine, (b) the Warrior mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The Illinois Basin Coal Operations reportable segment also includes our Mt. Vernon coal-loading terminal in Indiana which currently operates on the Ohio River.

The Illinois Basin Coal Operations reportable segment also includes Mid-America Carbonates, LLC ("MAC") and other support services as well as non-operating mining complexes (a) Gibson North mine, which ceased production in the fourth quarter of 2019, (b) Webster County Coal's Dotiki mining complex, which ceased production in August 2019, (c) White County Coal, LLC's Pattiki mining complex, which ceased production in December 2016, (d) the Hopkins County Coal, LLC mining complex, which ceased production in April 2016, and (e) the Sebree mining complex, which ceased production in November 2015.  The non-operating mining complexes are in various stages of reclamation.

●	Appalachia Coal Operations reportable segment includes currently operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining mining complex. The Mettiki mining complex includes Mettiki Coal (WV)'s Mountain View mine and Mettiki Coal (MD)'s preparation plant.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III and Cavalier Minerals. AR Midland acquired its mineral interests in the Wing Acquisition and Boulders Acquisition. Please read "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions" and "—Note 13 – Investments" of this Annual Report on Form 10-K for more information on the Wing Acquisition and Boulders Acquisition, and AllDale III, respectively.

●	Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations. Approximately two thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, the Matrix Group, Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance"). Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" of this Annual Report on Form 10-K for more information on AROP Funding and Alliance Finance.

How We Evaluate Our Performance

Our management uses a variety of financial and operational measurements to analyze our performance.  Primary measurements include the following: (1) raw and saleable tons produced per unit shift; (2) coal sales price per ton; (3) BOE sold; (4) price per BOE; (5) coal royalty tons sold; (6) coal royalty revenue per ton; (7) Segment Adjusted EBITDA Expense per ton; (8) EBITDA; and (9) Segment Adjusted EBITDA.

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

Coal Royalty Tons sold. We monitor and analyze our coal royalty sales volumes from our various mining subsidiaries for coal leased by Alliance Resource Properties for consistency with our Coal Operations segments and for trend analysis.

Coal Royalty Revenue per Ton. We define coal royalty revenue per ton as total coal royalties divided by royalty tons sold.  We review coal royalty revenue per ton to evaluate consistency with our Coal Operations segments and for trend analysis.

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

Analysis of Historical Results of Operations

2021 Compared with 2020

Total revenues increased 18.2% to $1.57 billion, compared to $1.33 billion for 2020 primarily due to increased coal sale volumes and oil & gas prices, which increased 14.4% and 88.2%, respectively.  Higher revenues, lower depreciation and $157.0 million of non-cash impairment charges in 2020, partially offset by higher Segment Adjusted EBITDA Expense, resulted in net income attributable to ARLP of $178.2 million for 2021 compared to a net loss attributable to ARLP of $129.2 million for 2020.  In general, results from coal operations and oil & gas royalties for 2021 were significantly improved compared to 2020, which was impacted by reduced global energy demand and weak commodity prices as a result of lockdown measures imposed in response to the COVID-19 pandemic.

	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020

	(in thousands)		(per ton/BOE sold)
Coal - Tons sold	32,268	28,212	N/A	N/A
Coal - Tons produced	32,207	26,990	N/A	N/A
Coal - Coal sales	$1,386,923	$1,232,272	$42.98	$43.68
Coal - Segment Adjusted EBITDA Expense (1) (2)	$975,839	$881,006	$30.24	$31.23
Oil & Gas Royalties - BOE sold	1,663	1,792	N/A	N/A
Oil & Gas Royalties - Royalties (3)	$74,988	$42,912	$45.08	$23.95
Coal Royalties - Tons sold	20,247	18,863	N/A	N/A
Coal Royalties - Intercompany royalties	$51,402	$42,112	$2.54	$2.23
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to its comparable GAAP financial measure, please see below under "—Reconciliation of non-GAAP 'Segment Adjusted EBITDA Expense' to GAAP 'Operating Expenses.'"
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $154.7 million or 12.6% to $1.39 billion for 2021 from $1.23 billion for 2020.  The increase was attributable to a volume variance of $177.2 million resulting from increased tons sold partially offset by a negative price variance of $22.5 million due to lower average coal sales prices.  Tons sold increased 14.4% to 32.3 million tons in 2021 due to improved coal demand and increased export shipments.  Primarily due to the expiration of higher priced contract shipments, coal sales price realizations declined 1.6% in 2021 to $42.98 per ton sold, compared to $43.68 per ton sold during 2020.  Production volumes increased by 19.3% in 2021, reflecting the temporary idling and scaling back of production at certain mines during 2020 in response to weak market conditions resulting from the pandemic.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 10.8% to $975.8 million, as a result of higher coal sales volumes.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations decreased 3.2% in 2021 to $30.24 per ton sold, compared to $31.23 per ton in 2020, primarily due to increased volumes lowering fixed costs per ton, a favorable sales mix from our lower cost mines and the impact of ongoing expense control and efficiency initiatives at all of our mining operations in addition to other cost decreases which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, decreased 11.3% to $9.53 per ton in 2021 from $10.75 per ton in 2020. The decrease of $1.22 per ton was primarily due to increased volumes at our Illinois Basin mines where production was temporarily idled in 2020 in response to weak market conditions resulting from the pandemic.

●	Workers' compensation expenses per ton produced decreased to $0.38 per ton in 2021 from $0.59 per ton in 2020. The decrease of $0.21 per ton produced resulted from increased production and refunds received in 2021 on assessments paid to the state of Kentucky in prior years, partially offset by unfavorable workers' compensation accrual adjustments in 2021 primarily due to unfavorable changes in claims development.

●	Maintenance expenses per ton produced decreased 11.2% to $2.77 per ton in 2021 from $3.12 per ton in 2020. The decrease of $0.35 per ton produced was primarily due to increased production volumes.

Segment Adjusted EBITDA Expense decreases above were partially offset by the following increase:

●	Material and supplies expenses per ton produced increased 4.9% to $10.50 per ton in 2021 from $10.01 per ton in 2020. The increase of $0.49 per ton produced primarily reflects increases of $0.79 per ton for roof support, $0.21 per ton for contract labor used in the mining process and $0.17 per ton in longwall subsidence expense primarily at our Tunnel Ridge operation, partially offset by decreases of $0.30 per ton for outside expenses used in the mining processes and $0.14 per ton for environmental and reclamation expenses other than longwall subsidence.

Oil & gas royalties.  Oil & gas royalty revenues increased to $75.0 million in 2021 compared to $42.9 million for 2020.  The increase of $32.1 million was primarily due to significantly higher sales price realizations per BOE.

General and administrative.  General and administrative expenses for 2021 increased to $70.2 million compared to $59.8 million in 2020.  The increase of $10.4 million was primarily due to higher incentive compensation expenses.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $261.4 million for 2021 compared to $313.4 million for 2020 primarily as a result of increased mine life estimates for certain mines and reduced depreciation associated with a) coal inventory changes, b) certain mines closed prior to 2021 and c) lower BOE volumes.

Asset impairments.  During 2020, we recorded $25.0 million of non-cash asset impairment charges due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment and greenfield coal mineral reserves and resources as a result of weakened coal market conditions.  Please read "Item 8. Financial Statements and Supplementary Data—Note 4 – Long-Lived Asset Impairments."

Goodwill impairment.  During 2020, we recorded a $132.0 million non-cash goodwill impairment charge associated with our Hamilton mine, primarily as the result of reduced expected production volumes due to weakened coal market conditions and low energy demand resulting in part from the COVID-19 pandemic.  Please read "Item 8. Financial Statements and Supplementary Data— Note 5 – Goodwill Impairment."

Transportation revenues and expenses.  Transportation revenues and expenses were $69.6 million and $21.1 million for 2021 and 2020, respectively.  The increase of $48.5 million was primarily attributable to increased average third-party transportation rates in 2021 and increased coal shipments to international markets for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Information.  Our 2021 Segment Adjusted EBITDA increased $102.8 million, or 23.0%, to $549.3 million from 2020 Segment Adjusted EBITDA of $446.5 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, Segment Adjusted EBITDA Expense, oil & gas royalties, BOE volume, coal royalties and coal royalties tons sold by segment are as follows:

	Year Ended December 31,
	2021	2020	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$265,292	$213,876	$51,416	24.0%
Appalachia Coal Operations	172,601	171,362	1,239	0.7%
Oil & Gas Royalties	68,774	39,773	29,001	72.9%
Coal Royalties	33,202	23,968	9,234	38.5%
Other, Corporate and Elimination (2)	9,383	(2,490)	11,873	(1)
Total Segment Adjusted EBITDA (3)	$549,252	$446,489	$102,763	23.0%

Coal - Tons sold
Illinois Basin Coal Operations	22,264	19,113	3,151	16.5%
Appalachia Coal Operations	10,004	9,099	905	9.9%
Total tons sold	32,268	28,212	4,056	14.4%

Coal sales
Illinois Basin Coal Operations	$873,930	$755,208	$118,722	15.7%
Appalachia Coal Operations	512,993	477,064	35,929	7.5%
Total coal sales	$1,386,923	$1,232,272	$154,651	12.6%

Other revenues
Illinois Basin Coal Operations	$4,666	$1,932	$2,734	141.5%
Appalachia Coal Operations	3,940	14,954	(11,014)	(73.7)%
Oil & Gas Royalties	2,197	229	1,968	(1)
Coal Royalties	69	105	(36)	(34.3)%
Other, Corporate and Elimination	27,586	14,596	12,990	89.0%
Total other revenues	$38,458	$31,816	$6,642	20.9%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$613,303	$543,264	$70,039	12.9%
Appalachia Coal Operations	344,332	320,656	23,676	7.4%
Oil & Gas Royalties	9,943	4,106	5,837	142.2%
Coal Royalties	18,269	18,249	20	0.1%
Other, Corporate and Elimination (2)	(33,198)	(25,026)	(8,172)	(32.7)%
Total Segment Adjusted EBITDA Expense	$952,649	$861,249	$91,400	10.6%

Oil & Gas Royalties
Volume - BOE (4)	1,663	1,792	(129)	(7.2)%
Oil & gas royalties	$74,988	$42,912	$32,076	74.7%

Coal Royalties
Volume - Tons sold (5)	$20,247	18,863	$1,384	7.3%
Intercompany coal royalties	51,402	$42,112	9,290	22.1%
(1)	Percentage change not meaningful.
(2)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
(3)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(4)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

(5)	Represents tons sold by our Coal Operations Segments associated with coal mineral reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 24.0% to $265.3 million in 2021 from $213.9 million in 2020.  The increase of $51.4 million was primarily attributable to higher coal sales, which increased 15.7% to $873.9 million in 2021 from $755.2 million in 2020. The increase of $118.7 million in coal sales primarily reflects increased sales volumes, which rose 16.5% compared to 2020 due to improved coal demand and increased export volumes reflecting the continued economic recovery from the COVID-19 pandemic.  Increased expenses resulting from higher coal sales volumes, partially offset by ongoing cost control and efficiency initiatives, contributed to higher Segment Adjusted EBITDA Expense of $613.3 million in 2021 compared to $543.3 million in 2020.  Segment Adjusted EBITDA Expense per ton decreased 3.1% to $27.55 from $28.42 per ton sold in 2020 primarily as a result of increased volumes where production was temporarily idled and scaled back in 2020 in response to weak market conditions resulting from the pandemic.  A favorable sales mix from our lower cost mines in 2021 and the impact of ongoing expense control and efficiency initiatives at all of our mining operations in the region also contributed to the decrease.  In addition, also see certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia Coal Operations – Segment Adjusted EBITDA increased to $172.6 million for 2021 from $171.4 million in 2020.  The increase of $1.2 million was primarily attributable to higher coal sales, partially offset by lower contract buy-out revenues during 2021.  Coal sales increased 7.5% to $513.0 million in 2021 compared to $477.1 million in 2020 as a result of increased sales volumes, partially offset by lower price realizations.  Tons sold increased 9.9% in 2021 compared to 2020 due to increased sales volumes at our Tunnel Ridge and MC Mining operations resulting from improved market conditions.  Coal sales price per ton sold in 2021 decreased 2.2% compared to 2020 primarily due to the expiration of higher priced contract shipments.  Segment Adjusted EBITDA Expense increased 7.4% in 2021 compared to 2020 due to increased coal sales volumes, partially offset by decreased per ton costs.  Segment Adjusted EBITDA Expense per ton decreased 2.3% to $34.42 compared to $35.24 per ton sold in 2020, as a result of increased sales volumes lowering fixed costs per ton, the full-year production benefit from MC Mining’s transition of mining operations to a new reserve area in the second half of 2020, ongoing expense control and efficiency initiatives and improved recoveries across the region.  See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Oil & Gas Royalties – Segment Adjusted EBITDA increased 72.9% to $68.8 million for 2021 from $39.8 million in 2020.  The increase of $29.0 million was primarily due to significantly higher sales price realizations per BOE, which more than offset lower volumes.

Coal Royalties – Segment Adjusted EBITDA increased 38.5% to $33.2 million for 2021 from $24.0 million in 2020.  The increase of $9.2 million was a result of increased royalty tons sold and higher average coal royalty revenue per ton received from our mining subsidiaries.

Other, Corporate and Elimination – Segment Adjusted EBITDA increased by $11.9 million in 2021 due primarily to increased mining technology product sales from the Matrix Group.

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

	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019

	(in thousands)		(per ton sold)
Coal - Tons sold	28,212	39,289	N/A	N/A
Coal - Tons produced	26,990	39,981	N/A	N/A
Coal - Coal sales	$1,232,272	$1,762,442	$43.68	$44.86
Coal - Segment Adjusted EBITDA Expense (1) (2)	$881,006	$1,233,377	$31.23	$31.39
Oil & Gas Royalties - BOE sold	1,792	1,611	N/A	N/A
Oil & Gas Royalties - Royalties (3)	42,912	$51,735	$23.95	$32.12
Coal Royalties - Tons sold	18,863	23,002	N/A	N/A
Coal Royalties - Intercompany royalties	42,112	$57,737	$2.23	$2.51
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to its comparable GAAP financial measure, please see below under "—Reconciliation of non-GAAP 'Segment Adjusted EBITDA Expense' to GAAP 'Operating Expenses.'"
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales decreased $530.2 million or 30.1% to $1.23 billion for 2020 from $1.76 billion for 2019.  The decrease was attributable to a volume variance of $496.9 million resulting from decreased tons sold and a price variance of $33.3 million due to lower average coal sales prices.  Tons sold declined 28.2% to 28.2 million tons in 2020, due to reduced shipments to domestic utilities and international markets.  Coal sales price realizations declined 2.6% in 2020 to $43.68 per ton sold, compared to $44.86 per ton sold during 2019 resulting, in part, from the absence of high priced metallurgic coal volumes in the 2020 Year.  Coal production volumes fell to 27.0 million tons, a reduction of 32.5% compared to 2019, due to temporarily idling production at certain mines particularly in the Illinois Basin Coal Operations region, in response to weak market conditions during 2020.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations decreased 28.6% to $881.0 million in 2020, primarily as a result of reduced tons sold.  Segment Adjusted EBITDA Expense per ton decreased slightly in 2020 to $31.23 per ton, compared to $31.39 per ton in 2019. The decrease is attributed primarily to expense control initiatives at all operations, partially offset by the per ton cost impact of lower coal volumes resulting from production curtailment in response to market conditions.  Significant cost control initiatives included the closure of higher cost per ton production at our Dotiki and Gibson North mines.  Cost per ton in 2020 also benefited from improved recoveries at several mines in both regions offset in part by reduced unit shifts from the curtailment. Our costs per ton were impacted by the following cost variances as discussed by category:

●	Material and supplies expenses per ton produced decreased 8.6% to $10.01 per ton in 2020 from $10.95 per ton in 2019. The decrease of $0.94 per ton produced resulted primarily from production mix benefits and improved recoveries previously mentioned, related decreases of $0.46 per ton for roof support, $0.32 per ton for contract labor used in the mining process and $0.14 per ton for certain ventilation expenses, partially offset by an increase of $0.15 per ton for power and fuel used in the mining process.

●	Maintenance expenses per ton produced decreased 13.1% to $3.12 per ton in 2020 from $3.59 per ton in 2019. The decrease of $0.47 per ton produced was primarily due to reduced maintenance requirements as a result of production mix benefits and improved recoveries previously mentioned.

●	We had no sales of outside coal purchases in 2020 compared to $23.4 million in 2019. Thus, costs per ton in 2020 benefited as our cost of outside coal purchases are generally higher on a per ton basis than our produced coal.

Segment Adjusted EBITDA Expense decreases above were partially offset by the following increases:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 8.7% to $10.75 per ton in 2020 from $9.89 per ton in 2019. The increase of $0.86 per ton was primarily due to curtailed production, partially offset by an improved production mix and improved recoveries at certain mines all previously discussed.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.53 per produced ton sold in 2020 compared to 2019 primarily as a result of a $0.60 per ton government-imposed increase in the federal black lung excise tax, effective January 1, 2020 and an unfavorable state production mix increasing severance taxes per ton, in addition to increased excise taxes per ton resulting from a greater mix of domestic vs. export shipments in 2020 compared to 2019.

Oil & gas royalties.  Oil & gas royalty revenues decreased to $42.9 million in 2020 compared to $51.7 million for 2019.  The decrease was primarily due to lower average product prices, partially offset by higher volumes resulting from the Wing Acquisition in August 2019 and continued drilling and development of our mineral interests.

Other revenues.  Other revenues were principally comprised of Mt. Vernon transloading revenues in our Illinois Basin Coal Operations segment, oil & gas lease bonuses in our Oil & Gas Royalties segment and Matrix Design sales in Other, Corporate and Elimination. Other revenues also include contract buy-out revenues and other outside services which could occur in any of our segments.  Other revenues decreased to $31.8 million in 2020 from $48.0 million in 2019.  The decrease of $16.2 million was primarily due to reduced sales of mining technology products by our Matrix Design subsidiary and lower coal volumes shipped through our Mt. Vernon transloading facility.

General and administrative.  General and administrative expenses for 2020 decreased to $59.8 million compared to $73.0 million in 2019.  The decrease of $13.2 million was primarily due to incentive compensation reductions and our expense reduction initiatives.

Asset impairments.  During 2020, we recorded $25.0 million of non-cash asset impairment charges due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment and greenfield coal mineral reserves and resources as a result of weakened coal market conditions.  During 2019, we recorded an asset impairment charge of $15.2 million due to the cessation of production at our Dotiki mine.  Please read "Item 8. Financial Statements and Supplementary Data—Note 4 – Long-Lived Asset Impairments" of this Annual Report on Form 10-K."

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

Equity securities income.  Equity securities income decreased $12.9 million compared to 2019 as we did not recognize equity securities income in 2020 due to the redemption of our preferred interest in Kodiak Gas Service, LLC ("Kodiak") in 2019.

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

Segment Information.  Our 2020 Segment Adjusted EBITDA decreased $225.5 million, or 33.6%, to $446.5 million from 2019 Segment Adjusted EBITDA of $672.0 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, Segment Adjusted EBITDA Expense, oil & gas royalties, BOE volume, coal royalties and coal royalties tons sold by segment are as follows:

	Year Ended December 31,
	2020	2019	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$213,876	$349,810	$(135,934)	(38.9)%
Appalachia Coal Operations	171,362	215,187	(43,825)	(20.4)%
Oil & Gas Royalties	39,773	46,997	(7,224)	(15.4)%
Coal Royalties	23,968	36,315	(12,347)	(34.0)%
Other, Corporate and Elimination (2)	(2,490)	23,692	(26,182)	(110.5)%
Total Segment Adjusted EBITDA (3)	$446,489	$672,001	$(225,512)	(33.6)%

Coal - Tons sold
Illinois Basin Coal Operations	19,113	28,480	(9,367)	(32.9)%
Appalachia Coal Operations	9,099	10,809	(1,710)	(15.8)%
Total tons sold	28,212	39,289	(11,077)	(28.2)%

Coal sales
Illinois Basin Coal Operations	$755,208	$1,128,588	$(373,380)	(33.1)%
Appalachia Coal Operations	477,064	628,406	(151,342)	(24.1)%
Other, Corporate and Elimination	—	5,448	(5,448)	(100.0)%
Total coal sales	$1,232,272	$1,762,442	$(530,170)	(30.1)%

Other revenues
Illinois Basin Coal Operations	$1,932	$13,017	$(11,085)	(85.2)%
Appalachia Coal Operations	14,954	11,166	3,788	33.9%
Oil & Gas Royalties	229	1,301	(1,072)	(82.4)%
Coal Royalties	105	23	82	(1)
Other, Corporate and Elimination	14,596	22,533	(7,937)	(35.2)%
Total other revenues	$31,816	$48,040	$(16,224)	(33.8)%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$543,264	$791,795	$(248,531)	(31.4)%
Appalachia Coal Operations	320,656	424,387	(103,731)	(24.4)%
Oil & Gas Royalties	4,106	7,811	(3,705)	(47.4)%
Coal Royalties	18,249	21,445	(3,196)	(14.9)%
Other, Corporate and Elimination (2)	(25,026)	(40,542)	15,516	38.3%
Total Segment Adjusted EBITDA Expense	$861,249	$1,204,896	$(343,647)	(28.5)%

Oil & Gas Royalties
Volume - BOE (4)	1,792	1,611	181	11.2%
Oil & gas royalties	$42,912	$51,735	$(8,823)	(17.1)%

Coal Royalties
Volume - Tons sold (5)	18,863	23,002	(4,139)	(18.0)%
Intercompany coal royalties	$42,112	$57,737	$(15,625)	(27.1)%
(1)	Percentage change not meaningful.
(2)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.

(3)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income (loss)."
(4)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(5)	Represents tons sold by our Coal Operations Segments associated with coal mineral reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 38.9% to $213.9 million in 2020 from $349.8 million in 2019.  The decrease of $135.9 million was primarily attributable to lower coal sales, which decreased 33.1% to $755.2 million in 2020 from $1.13 billion in 2019, partially offset by reduced operating expenses.  The decrease of $373.4 million in coal sales primarily reflects reduced tons sold, which decreased 32.9% compared to 2019 due to curtailed production across all of our mining operations in the region as a result of weak coal market conditions, particularly international markets, amid the COVID-19 pandemic.  Segment Adjusted EBITDA Expense decreased 31.4% to $543.3 million in 2020 from $791.8 million in 2019 primarily as a result of reduced tons sold.  Segment Adjusted EBITDA Expense per ton increased $0.62 per ton sold to $28.42 from $27.80 per ton sold in 2019, primarily due to reduced coal volumes and related increased fixed costs per ton offset in part by the closure of higher cost per ton operations, improved recoveries at certain mines in 2020 and reduced reclamation accruals at certain non-operating mines. In addition, see certain cost per ton and production variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 20.4% to $171.4 million for 2020 from $215.2 million in 2019.  The decrease of $43.8 million was primarily attributable to lower coal sales, which decreased 24.1% to $477.1 million in 2020 from $628.4 million in 2019, partially offset by reduced operating expenses.  The decrease of $151.3 million in coal sales reflects lower tons sold and price realizations.  Sales volumes decreased 15.8% in 2020 compared to 2019 due to curtailed production in the region as a result of weak coal market conditions, particularly international markets, amid the COVID-19 pandemic.  Coal sales price per ton sold in 2020 decreased 9.8% compared to 2019 primarily due to reduced metallurgical tons sold and price realizations at our Mettiki mine.  Segment Adjusted EBITDA Expense decreased 24.4% to $320.7 million in 2020 from $424.4 million in 2019 due to reduced tons sold and decreased per ton costs.  Segment Adjusted EBITDA Expense per ton decreased $4.02 per ton sold to $35.24 compared to $39.26 per ton sold in 2019. The lower per ton expense in 2020 resulted primarily from fewer longwall move days and improved recoveries at both our Tunnel Ridge and Mettiki mines, reduced roof support expenses per ton and the absence of higher cost purchased tons sold in 2020, partially offset by curtailed production in the region during 2020 increasing fixed costs per ton. See also certain cost variances described above under "–Coal - Segment Adjusted EBITDA Expense."

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $39.8 million for 2020 from $47.0 million in 2019 reflecting reduced average sales price per BOE due to reduced demand amid the COVID-19 pandemic, partially offset by increased production volumes from the additional mineral interests acquired in the Wing Acquisition in August 2019 and from continued drilling and development activities.

Coal Royalties – Segment Adjusted EBITDA decreased 34.0% to $24.0 million for 2020 from $36.3 million in 2019.  The decrease of $12.3 million was a result of reduced royalty tons sold and lower average coal royalty revenue per ton received from our mining subsidiaries.

Other, Corporate and Elimination – Segment Adjusted EBITDA decreased by $26.2 million in 2020 compared to 2019 due primarily to lower equity securities income as a result of the redemption of our preferred interest in Kodiak in 2019, decreased coal brokerage activity and lower mining technology product sales from the Matrix Group.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Consolidated Segment Adjusted EBITDA	$549,252	$446,489	$672,001
General and administrative	(70,160)	(59,806)	(72,997)
Depreciation, depletion and amortization	(261,377)	(313,387)	(309,075)
Asset impairments	—	(24,977)	(15,190)
Goodwill impairment	—	(132,026)	—
Interest expense, net	(39,141)	(45,478)	(45,496)
Acquisition gain	—	—	177,043
Income tax (expense) benefit	(417)	(35)	211
Acquisition gain attributable to noncontrolling interest	—	—	(7,083)
Net income (loss) attributable to ARLP	$178,157	$(129,220)	$399,414
Noncontrolling interest	598	169	7,512
Net income (loss)	$178,755	$(129,051)	$406,926

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Segment Adjusted EBITDA Expense	$952,649	$861,249	$1,204,896
Outside coal purchases	(6,372)	—	(23,357)
Other income (expense)	(3,020)	(1,593)	561
Operating expenses (excluding depreciation, depletion and amortization)	$943,257	$859,656	$1,182,100

Ongoing Acquisition Activities

Consistent with our business strategy, from time to time we engage in discussions with potential sellers regarding our possible acquisitions of certain assets and/or companies of the sellers. For more information on acquisitions, please read "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions" of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments, contractual obligations and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, contractual obligations, commitments and distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to satisfy our contractual obligations, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control, including the COVID-19 pandemic.  Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate remaining in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected.  Please see "Item 1A. Risk Factors."

On October 13, 2021, AR Midland acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders for a purchase price of $31.0 million in the Boulders Acquisition. This acquisition enhances our ownership position in the Permian Basin and furthers our business strategy to grow our Oil & Gas Royalties segment through accretive acquisitions.  Following the Boulders Acquisition, we hold approximately 57,000 net royalty acres in premier oil & gas basins including our investment in AllDale III.  For more information, please read "Item 8. Financial Statement and Supplemental Data—Note 3 – Acquisitions".

In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through December 31, 2021, we have purchased units for a total of $93.5 million under the program.  During the year ended December 31, 2021, we did not repurchase and retire any units.  Please read "Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities" for more information on the unit repurchase program.

Cash Flows

Cash provided by operating activities was $425.2 million for 2021 compared to $400.6 million for 2020.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items and favorable working capital changes primarily related to accounts payable and accrued payroll and related benefits, partially offset by unfavorable working capital changes related trade receivables, inventories and accrued taxes other than income taxes.

Net cash used in investing activities was $142.7 million for 2021 compared to $125.1 million for 2020.  The increase in cash used in investing activities was primarily attributable Boulders Acquisition in 2021, partially offset by an increase in accounts payable and certain other accruals related to mine infrastructure, equipment and mining operations at various mines during 2021.

Net cash used in financing activities was $215.7 million for 2021 compared to $256.4 million for 2020.  The decrease in cash used in financing activities was primarily attributable to reduced borrowings and payments on the revolving credit facility and reduced debt issuance costs in 2021, partially offset by increased payments and reduced borrowings on the securitization facility compared to 2020.

Cash Requirements

We currently estimate our 2022 annual cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers' compensation and pneumoconiosis, to be in a range of $380.0 million to $400.0 million.  Management anticipates having sufficient cash flow to meet 2022 cash requirements with our December 31, 2021 cash and cash equivalents of $122.4 million and cash flows from operations, or borrowings under revolving credit and securitization facilities if necessary.  We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $5.41 per ton produced.  For additional information on our future cash requirements other than capital expenditures, please see "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt," "—Note 9 – Leases," "—Note 16 – Employee Benefit Plans," "—Note 19 – Asset Retirement Obligations," "—Note 20 – Accrued Workers' Compensation and Pneumoconiosis Benefits" and "—Note 22 – Commitments and Contingencies."  We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers' compensation and other obligations as follows as of December 31, 2021:

		Workers'
	Reclamation	Compensation
	Obligation	Obligation	Other	Total

	(in millions)
Surety bonds	$173.9	$68.0	$12.6	$254.5
Letters of credit	—	32.3	16.8	49.1

Insurance

Effective December 1, 2021, we renewed our annual property and casualty insurance program. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance. Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75- or 90-day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible. We have elected to retain a 10% participating interest in our commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

Debt Obligations

See "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt" for a discussion of our debt obligations.

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

During the first quarter of 2020, we considered whether an interim test of our consolidated goodwill of $136.4 million was necessary.  Our consolidated goodwill included $132.0 million recorded in conjunction with our acquisition of the Hamilton mine on July 31, 2015.  We assessed certain events and changes in circumstances, including a) adverse industry and market developments, including the impact of the COVID-19 pandemic, b) our response to these developments, including temporarily ceasing production at several mines, including our Hamilton mine and c) our actual performance during the quarter.  After consideration of these events and changes in circumstances, we performed an interim test of the goodwill associated with Hamilton comparing Hamilton's carrying amount to its fair value.

We estimated the fair value of Hamilton using a discounted cash flow model.  The assumptions used in the discounted cash flow model considered market conditions at the time of the assessment and our estimate of the mine's performance in future years based on the information available to us. The fair value of Hamilton was determined to be below its carrying amount (including goodwill) by more than the recorded balance of goodwill associated with the mine.  Accordingly, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill associated with Hamilton.  This impairment charge reduced our consolidated goodwill balance to $4.4 million.  During the first quarter of 2020, we also performed tests on our goodwill balance associated with MAC using a discounted cash flow model and concluded no impairment was necessary.  There were no impairments of goodwill during 2021 or 2019.

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

Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  We generally provide for these claims through self-insurance programs.  Workers' compensation laws also compensate survivors of workers who suffer employment related deaths.  Our liability for traumatic injury claims is the estimated present value of current workers' compensation benefits, based on our actuary estimates.  Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  See "Item 8. Financial Statements and Supplementary Data—Note 20 – Accrued Workers' Compensation and Pneumoconiosis Benefits" for additional discussion.  We had accrued liabilities for workers' compensation of $53.4 million and $54.7 million for these costs at December 31, 2021 and 2020, respectively.  A one-percentage-point reduction in the discount rate would have increased operating expense by approximately $4.1 million at December 31, 2021.  We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a particular claim year have been met.  Our receivables for traumatic injury claims under this policy as of December 31, 2021 and 2020 are $5.7 million and $7.1 million, respectively.

Coal mining companies are subject to Federal Coal Mine Health and Safety Act of 1969, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung.  We provide for these claims through self-insurance programs. Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis benefits obligation.  Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  We had accrued liabilities of $111.3 million and $108.5 million for the pneumoconiosis benefits at December 31, 2021 and 2020, respectively.  A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2021 by approximately $3.0 million.  Under the service cost method used to estimate our pneumoconiosis benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

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

The above factors are not all inclusive, and management must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired.  If there is an indication that the carrying amount of an asset may not be recovered, we compare our estimate of undiscounted future cash flows attributable to the asset to the carrying value of the asset.  Individual assets are grouped for impairment review purposes based on the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a by-mine basis.  Assumptions about sales, operating margins, capital expenditures and sales prices are based on our budgets, business plans, economic projections, and anticipated future cash flows. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, the amount of impairment is measured by the difference between the carrying value and the fair value of the asset.  The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows using a risk adjusted discount rate, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations. We recorded asset impairments of $25.0 million and $15.2 million 2020 and 2019, respectively. There were no asset impairments during 2021.  See "Item 8. Financial Statements and Supplementary Data—Note 4 – Long-Lived Asset Impairments".

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan.  A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both our underground mines and past surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $131.1 million and $127.9 million for these costs are recorded at December 31, 2021 and 2020, respectively.  See "Item 8. Financial Statements and Supplementary Data—Note 19 – Asset Retirement Obligations" for additional information.  The liability for asset retirement and closing procedures is sensitive to changes in cost estimates, estimated mine lives and timing of post-mine reclamation activities.  As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.

Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets.

On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes approved by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. There were no material adjustments to the liability associated with these assumptions for the year ended December 31, 2021.  Adjustments to the liability associated with these assumptions resulted in a decrease of $11.9 million for the year ended December 31, 2020.

While the precise amount of these future costs cannot be determined with certainty, we have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.  Discounting resulted in reducing the accrual for asset retirement obligations by $98.3 million and $102.1 million at December 31, 2021 and 2020.  We estimate that the aggregate undiscounted cost of final mine closure is approximately $229.4 million and $230.0 million at December 31, 2021 and 2020, respectively.  If our assumptions differ from actual experiences, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

Shelf Registration Statement

In February 2018, we filed with the SEC a universal shelf registration statement which allowed us to issue from time to time an indeterminate amount of debt or equity securities ("2018 Registration Statement").  The 2018 Registration Statement expired in February 2021.  We did not utilize any amounts available under the 2018 Registration Statement.  We currently intend to file with the SEC a new universal shelf registration statement.

Related–Party Transactions

See "Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions" for a discussion of our related-party transactions.

Accruals of Other Liabilities

We had accruals for other liabilities, including current obligations, totaling $318.9 million and $321.3 million at December 31, 2021 and 2020, respectively.  These accruals were chiefly comprised of workers' compensation benefits, pneumoconiosis benefits, and costs associated with asset retirement obligations.  These obligations are self-insured except for certain excess insurance coverage for workers' compensation.  The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments.  Thus, from time to time, our results of operations may be significantly affected by changes to these liabilities.  Please see "Item 8. Financial Statements and Supplementary Data—Note 19 – Asset Retirement Obligations" and "—Note 20 – Accrued Workers' Compensation and Pneumoconiosis Benefits."

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have significant long-term sales contracts as evidenced by approximately 77.9% of our sales tonnage being sold under long-term sales contracts in 2021.  Most of the long-term sales contracts are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.  For additional discussion of coal supply agreements, please see "Item 1. Business—Coal Marketing and Sales" and "Item 8. Financial Statements and Supplementary Data—Note 23 – Concentration of Credit Risk and Major Customers."  As of February 11, 2022, our nominal commitment under contract was approximately 33.1 million tons in 2022.

Our results of operations are highly dependent upon the prices we receive for our coal, oil and natural gas.  Regarding coal, the short-term sales contracts favored by some of our coal customers leave us more exposed to risks of declining coal price periods.  Also, a significant decline in oil & gas prices would have a significant impact on our oil & gas royalty revenues.  We experienced this during 2020 as lower sales price realizations, caused by lower global energy demand during the COVID-19 pandemic and actions of major oil producing countries, had a significant impact on our royalty revenues.  Please see discussions above, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the impact of the COVID-19 pandemic on our operations.

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

Credit Risk

In 2021, approximately 81.6% of our tons sold were purchased by U.S. electric utilities and 12.5% were sold into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay. Such credit risks from customers may impact the borrowing capacity of our Securitization Facility.  See "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt" for more information on our Securitization Facility.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We did not have an outstanding balance on either the Revolving Credit Facility or the Securitization Facility at December 31, 2021.  With respect to our fixed-rate borrowings, we had $400.0 million in borrowings under our Senior Notes and $43.1 million in borrowings under our equipment financings at December 31, 2021.  A one percentage point increase in interest rates would result in a decrease of approximately $13.6 million in the estimated fair value of these borrowings.

The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based upon our incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2021 and 2020.

The carrying amounts and fair values of financial instruments are as follows:

							Fair Value
Expected Maturity Dates							December 31,
as of December 31, 2021	2022	2023	2024	2025	2026	Total	2021
	(dollars in thousands)
Fixed rate debt	$16,071	$24,970	$2,039	$400,000	$—	$443,080	$457,758
Weighted-average interest rate	7.31%	7.40%	7.50%	7.50%	—%

							Fair Value
Expected Maturity Dates							December 31,
as of December 31, 2020	2021	2022	2023	2024	2025	Total	2020
	(dollars in thousands)
Fixed rate debt	$17,299	$16,071	$24,970	$2,040	$400,000	$460,380	$376,781
Weighted-average interest rate	7.23%	7.31%	7.40%	7.50%	7.50%

Variable rate debt	$55,900	$—	$—	$87,500	$—	$143,400	$141,536
Weighted-average interest rate (1)	2.97%	3.01%	3.01%	3.01%	—
(1)	Interest rate of variable rate debt equal to the rate effective at December 31, 2020, held constant for the remaining term of the outstanding borrowing.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors of Alliance Resource Management GP, LLC and

Unitholders of Alliance Resource Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alliance Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and partners’ capital for the year ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 25, 2022 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of workers’ compensation and pneumoconiosis benefits

As described further in Note 20 to the financial statements, the Partnership provides income replacement and medical treatment for work-related traumatic injury claims and compensation to survivors of workers who suffer employment-related deaths.  The Partnership is also liable to pay benefits for black lung disease (or pneumoconiosis) to eligible employees and former employees and their dependents.  As of December 31, 2021, the Partnership’s aggregate workers’ compensation and pneumoconiosis benefits obligations were approximately $165 million. We identified valuation of workers’ compensation and pneumoconiosis benefits as a critical audit matter.

The principal considerations for assessing the valuation of workers’ compensation and pneumoconiosis benefits as a critical audit matter are the high level of estimation uncertainty related to determining the frequency and severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating eligible benefits and the total cost to settle or dispose of these claims. Workers’ compensation and pneumoconiosis benefits obligations are determined using actuarial projection methods and numerous assumptions including claim development patterns, costs, and mortality. The estimates rely on the assumption that historical claim patterns are an accurate representation for future claims.

Our audit procedures related to the valuation of workers’ compensation and pneumoconiosis benefits included the following, among others.

●	We tested the design and operating effectiveness of controls relating to the workers’ compensation and pneumoconiosis benefits process including testing controls over management’s review of actuarial specialists' liability calculations and the completeness and accuracy of the underlying data.
●	We tested management’s process for determining the worker’s compensation and pneumoconiosis benefit accrual, including evaluating the reasonableness of the methods and significant assumptions used in the calculations with the assistance of actuarial specialists.
●	We tested the claims data used in the actuarial calculations by inspecting source documents to test key attributes of the claims data.
●	We compared claim development patterns and cost assumptions used in the actuarial calculations for consistency with historical experience and current trends.
●	We compared the mortality tables used in the actuarial calculations to publicly available information.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2021.

Tulsa, Oklahoma

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Alliance Resource Management GP, LLC

and the Partners of Alliance Resource Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alliance Resource Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and partners’ capital for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We served as the Partnership’s auditor from 2011 to 2021.

Tulsa, Oklahoma

February 23, 2021, except for Note 24, as to which the date is February 25, 2022

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(In thousands, except unit data)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,403	$55,574
Trade receivables	129,531	104,579
Other receivables	680	3,481
Inventories, net	60,302	56,407
Advance royalties	4,958	4,168
Prepaid expenses and other assets	21,354	21,565
Total current assets	339,228	245,774
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,608,347	3,554,090
Less accumulated depreciation, depletion and amortization	(1,909,669)	(1,753,845)
Total property, plant and equipment, net	1,698,678	1,800,245
OTHER ASSETS:
Advance royalties	63,524	56,791
Equity method investments	26,325	27,268
Goodwill	4,373	4,373
Operating lease right-of-use assets	14,158	15,004
Other long-term assets	13,120	16,561
Total other assets	121,500	119,997
TOTAL ASSETS	$2,159,406	$2,166,016

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$69,586	$47,511
Accrued taxes other than income taxes	17,787	25,054
Accrued payroll and related expenses	36,805	28,524
Accrued interest	5,000	5,132
Workers' compensation and pneumoconiosis benefits	12,293	10,646
Current finance lease obligations	840	766
Current operating lease obligations	1,820	1,854
Other current liabilities	17,375	21,919
Current maturities, long-term debt, net	16,071	73,199
Total current liabilities	177,577	214,605
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	418,942	519,421
Pneumoconiosis benefits	107,560	105,068
Accrued pension benefit	25,590	46,965
Workers' compensation	44,911	47,521
Asset retirement obligations	123,517	121,487
Long-term finance lease obligations	618	1,458
Long-term operating lease obligations	12,366	13,078
Other liabilities	22,256	24,146
Total long-term liabilities	755,760	879,144
Total liabilities	933,337	1,093,749

COMMITMENTS AND CONTINGENCIES - (Note 22)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,279,183	1,148,565
Accumulated other comprehensive loss	(64,229)	(87,674)
Total ARLP Partners' Capital	1,214,954	1,060,891
Noncontrolling interest	11,115	11,376
Total Partners' Capital	1,226,069	1,072,267
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,159,406	$2,166,016

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2021	2020	2019
SALES AND OPERATING REVENUES:
Coal sales	$1,386,923	$1,232,272	$1,762,442
Oil & gas royalties	74,988	42,912	51,735
Transportation revenues	69,607	21,129	99,503
Other revenues	38,458	31,816	48,040
Total revenues	1,569,976	1,328,129	1,961,720

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	943,257	859,656	1,182,100
Transportation expenses	69,607	21,129	99,503
Outside coal purchases	6,372	—	23,357
General and administrative	70,160	59,806	72,997
Depreciation, depletion and amortization	261,377	313,387	309,075
Asset impairments	—	24,977	15,190
Goodwill impairment	—	132,026	—
Total operating expenses	1,350,773	1,410,981	1,702,222

INCOME (LOSS) FROM OPERATIONS	219,203	(82,852)	259,498

Interest expense (net of interest capitalized of $396, $1,325 and $1,211, respectively)	(39,229)	(45,613)	(45,875)
Interest income	88	135	379
Equity method investment income	2,130	907	2,203
Equity securities income	—	—	12,906
Acquisition gain	—	—	177,043
Other income (expense)	(3,020)	(1,593)	561
INCOME (LOSS) BEFORE INCOME TAXES	179,172	(129,016)	406,715

INCOME TAX EXPENSE (BENEFIT)	417	35	(211)

NET INCOME (LOSS)	178,755	(129,051)	406,926

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(598)	(169)	(7,512)

NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$178,157	$(129,220)	$399,414

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$1.36	$(1.02)	$3.07

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	127,164,659	128,116,670

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands)

	Year Ended December 31,
	2021	2020	2019

NET INCOME (LOSS)	$178,755	$(129,051)	$406,926

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	186	186	186
Net actuarial gain (loss)	14,921	(5,522)	(7,350)
Amortization of net actuarial loss (1)	4,327	4,128	3,922
Total defined benefit pension plan adjustments	19,434	(1,208)	(3,242)

Pneumoconiosis benefits
Net actuarial loss	(161)	(7,787)	(23,298)
Amortization of net actuarial loss (gain) (1)	4,172	(686)	(4,582)
Total pneumoconiosis benefits adjustments	4,011	(8,473)	(27,880)

OTHER COMPREHENSIVE INCOME (LOSS)	23,445	(9,681)	(31,122)

COMPREHENSIVE INCOME (LOSS)	202,200	(138,732)	375,804

Less: Comprehensive income attributable to noncontrolling interest	(598)	(169)	(7,512)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ARLP	$201,602	$(138,901)	$368,292
(1)	Amortization of prior service cost and actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 16 and 20 for additional details).

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands)

	Year Ended December 31,
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$178,755	$(129,051)	$406,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	261,377	313,387	309,075
Non-cash compensation expense	5,709	3,345	11,934
Asset retirement obligations	3,688	4,033	4,087
Coal inventory adjustment to market	70	3,245	4,895
Equity investment income	(2,130)	(907)	(2,203)
Distributions from equity method investments	2,130	907	2,203
Income from equity securities paid-in-kind	—	—	(712)
Net loss (gain) on sale of property, plant and equipment	(6,592)	(5,850)	109
Asset impairment	—	24,977	15,190
Goodwill impairment	—	132,026	—
Acquisition gain, net	—	—	(177,043)
Cash received on redemption of equity securities in excess of investment	—	—	(11,482)
Valuation allowance of deferred tax assets	(834)	1,151	(413)
Other	212	6,631	5,677
Changes in operating assets and liabilities:
Trade receivables	(24,952)	56,172	20,841
Other receivables	3,109	(3,225)	3,726
Inventories, net	(4,673)	30,522	(35,082)
Prepaid expenses and other assets	211	(2,514)	6,136
Advance royalties	(7,523)	(7,690)	(9,876)
Accounts payable	19,481	(24,282)	(17,671)
Accrued taxes other than income taxes	(7,267)	9,286	(994)
Accrued payroll and related benefits	8,281	(8,051)	(6,538)
Pneumoconiosis benefits	6,832	2,340	(2,292)
Workers' compensation	(1,292)	1,355	3,845
Other	(9,390)	(7,162)	(15,443)
Total net adjustments	246,447	529,696	107,969
Net cash provided by operating activities	425,202	400,645	514,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(122,984)	(121,101)	(305,858)
Change in accounts payable and accrued liabilities	2,594	(8,773)	(81)
Proceeds from sale of property, plant and equipment	7,719	3,762	1,266
Distributions received from investments in excess of cumulative earnings	943	988	2,501
Payments for acquisitions of businesses, net of cash acquired	—	—	(320,232)
Oil & gas reserve acquisition	(30,960)	—	—
Cash received from redemption of equity securities	—	—	134,288
Net cash used in investing activities	(142,688)	(125,124)	(488,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	35,000	46,100	184,500
Payments under securitization facility	(90,900)	(64,000)	(202,700)
Proceeds from equipment financings	—	14,705	63,086
Payments on equipment financings	(17,299)	(14,805)	(2,607)
Borrowings under revolving credit facilities	15,000	70,000	400,000
Payments under revolving credit facilities	(102,500)	(237,500)	(320,000)
Borrowings from line of credit	5,340	—	—
Payment on line of credit	(5,340)	—	—
Payments on finance lease obligations	(766)	(8,368)	(46,725)
Payment of debt issuance costs	(113)	(6,280)	—
Payments for purchases of units under unit repurchase program	—	—	(22,892)
Payments for purchase of units and tax withholdings related to settlements under deferred compensation plans	(1,090)	(1,310)	(7,817)
Cash settlement of grants under deferred compensation plan	—	(2,490)	—
Distributions paid to Partners	(52,158)	(51,753)	(278,425)
Other	(859)	(728)	(867)
Net cash used in financing activities	(215,685)	(256,429)	(234,447)
NET CHANGE IN CASH AND CASH EQUIVALENTS	66,829	19,092	(207,668)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,574	36,482	244,150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122,403	$55,574	$36,482

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands, except unit data)

	Number of		Accumulated
	Limited		Other
	Partner	Limited Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital
Balance at January 1, 2019	128,095,511	$1,229,268	$(46,871)	$5,290	$1,187,687
Comprehensive income:
Net income	—	399,414	—	7,512	406,926
Actuarially determined long-term liability adjustments	—	—	(31,122)	—	(31,122)
Total comprehensive income					375,804
Settlement of deferred compensation plans	596,650	(7,817)	—	—	(7,817)
Purchase of units under unit repurchase program	(1,776,564)	(22,892)	—	—	(22,892)
Common unit-based compensation	—	11,934	—	—	11,934
Distributions on deferred common unit-based compensation	—	(3,670)	—	—	(3,670)
Distributions from consolidated company to noncontrolling interest	—	—	—	(867)	(867)
Distributions to Partners	—	(274,755)	—	—	(274,755)
Balance at December 31, 2019	126,915,597	1,331,482	(77,993)	11,935	1,265,424
Comprehensive income (loss):
Net income (loss)	—	(129,220)	—	169	(129,051)
Actuarially determined long-term liability adjustments	—	—	(9,681)	—	(9,681)
Total comprehensive loss					(138,732)
Settlement of deferred compensation plans	279,622	(3,800)	—	—	(3,800)
Common unit-based compensation	—	3,345	—	—	3,345
Distributions on deferred common unit-based compensation	—	(986)	—	—	(986)
Distributions from consolidated company to noncontrolling interest	—	—	—	(728)	(728)
Distributions to Partners	—	(50,767)	—	—	(50,767)
Other	—	(1,489)	—	—	(1,489)
Balance at December 31, 2020	127,195,219	1,148,565	(87,674)	11,376	1,072,267
Comprehensive income:
Net income	—	178,157	—	598	178,755
Actuarially determined long-term liability adjustments	—	—	23,445	—	23,445
Total comprehensive income					202,200
Settlement of deferred compensation plans	—	(1,090)	—	—	(1,090)
Common unit-based compensation	—	5,709	—	—	5,709
Distributions on deferred common unit-based compensation	—	(1,280)	—	—	(1,280)
Distributions from consolidated company to noncontrolling interest	—	—	—	(859)	(859)
Distributions to Partners	—	(50,878)	—	—	(50,878)
Balance at December 31, 2021	127,195,219	$1,279,183	$(64,229)	$11,115	$1,226,069

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Consolidated Financial Statements

●	References to "we," "us," "our," or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for our coal mining operations.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for our oil and gas minerals interests.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land holding company for certain of our coal mineral interests, including the subsidiaries of Alliance Resource Properties, LLC.

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol "ARLP."  ARLP was formed in May 1999 and completed its initial public offering on August 19, 1999 when it acquired substantially all of the coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation ("ARH"), and its subsidiaries. We are managed by our general partner, MGP, a Delaware limited liability company which holds a non-economic general partner interest in ARLP.  Alliance GP, LLC ("AGP"), which is indirectly wholly owned by Mr. Craft, is the direct owner of MGP.

AllDale I & II Acquisition

On January 3, 2019 (the "AllDale Acquisition Date"), we acquired all of the limited partner interests not owned by Cavalier Minerals JV, LLC ("Cavalier Minerals") in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") and the general partner interests in AllDale I & II (the "AllDale Acquisition").  As a result of the AllDale Acquisition and our previous investments held through Cavalier Minerals, we acquired control of approximately 43,000 net royalty acres in premier oil & gas resource plays.  The AllDale Acquisition provides us with diversified exposure to industry leading operators.

Wing Acquisition

On August 2, 2019, our subsidiary AR Midland, LP ("AR Midland") acquired from Wing Resources LLC and Wing Resources II LLC (collectively, "Wing") approximately 9,000 net royalty acres in the Midland Basin (the "Wing Acquisition").  The Wing Acquisition enhances our ownership position in the Permian Basin and expands our exposure to industry leading operators.

Boulders Acquisition

On October 13, 2021, AR Midland acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders Royalty Corp. ("Boulders") for a purchase price of $31.0 million (the "Boulders Acquisition"). This acquisition also enhanced our ownership position in the Permian Basin

These acquisitions furthered our business strategy to grow our Oil & Gas Royalties segment through accretive acquisitions.  See Note 3 – Acquisitions for more information. We now hold approximately 57,000 net royalty acres in premier oil & gas resource plays including our investment in AllDale Minerals III, LP ("AllDale III").

Presentation

The consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of December 31, 2021 and 2020, and results of our operations, comprehensive income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2021.  All of our intercompany transactions and accounts have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements present the consolidated financial position, results of operations and cash flows of ARLP, the Intermediate Partnership, Alliance Coal and other directly and indirectly wholly- and majority-owned subsidiaries of ARLP.  All intercompany transactions and accounts have been eliminated.

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

Cash Management—The cash flows from operating activities section of our consolidated statements of cash flows reflects immaterial adjustments representing book overdrafts.  We did not have material book overdrafts at December 31, 2021, 2020 and 2019.

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

Goodwill—Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment periodically. We evaluate goodwill for impairment annually on November 30th, or more often if events or circumstances indicate that goodwill might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. During 2020, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill allocated to our Hamilton reporting unit.  See Note 5 – Goodwill Impairment for more information.  There were no impairments of goodwill during 2021 or 2019.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized.  Interest costs associated with major asset additions are capitalized during the construction period.  Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred.  Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Land, machinery and equipment under finance lease agreements are capitalized and amortized over the useful lives of the assets given that in each case, ownership transfers at the end of the lease term.  Preparation plants, processing facilities and mineral rights, assuming current production estimates, are depreciated or depleted using the units-of-production method over a range from 1 to 29 years.  Mining equipment and other plant and equipment assets are depreciated principally using the straight-line method over the estimated useful lives of the assets, ranging from 1 to 29 years, limited by the remaining estimated life of each mine.  Depreciable lives for buildings, office equipment and improvements range from 1 to 29 years. Gains or losses arising from retirements are included in operating expenses.  Depletion of coal mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage, which equals estimated proven and probable coal mineral reserves. Therefore, our coal mineral rights are depleted based on only proven and probable coal mineral reserves. See Oil & Gas Reserve Quantities and Carrying Amounts below for a discussion of our accounting policies for oil & gas properties.

Mine Development Costs—Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable coal mineral reserves.  Mine development costs represent costs incurred in establishing access to coal mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels.  The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete.  Coal extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase.

Leases—We lease buildings and equipment under operating lease agreements that provide for the payment of minimum rentals.  We also have noncancelable lease agreements with third parties for land and equipment under finance lease obligations.  Some of our arrangements within these agreements have both lease and non-lease components, which are generally accounted for separately.  We have elected a practical expedient to account for lease and non-lease components as a single lease component for leases of buildings and office equipment.  Our leases have approximate lease terms of 1 to 29 years, some of which include automatic renewals up to ten years which are likely to be exercised, and some of which include options to terminate the lease within one year.  We also hold numerous mineral reserve leases with both related parties as well as third parties, none of which are accounted for as an operating lease or as a finance lease.

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

We evaluate impairment of our oil & gas mineral interests in proved properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is performed on a depletable group basis. We compare the undiscounted projected future cash flows expected in connection with a depletable group to its unamortized carrying amount to determine recoverability. When the carrying amount of a depletable group exceeds its estimated undiscounted future cash flows, the carrying amount is written down to its fair value, which is measured as the present value of the projected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, future expenditures, and a risk-adjusted discount rate.

Our oil & gas mineral interests in unproved properties are also assessed for impairment periodically but at least annually when facts and circumstances indicate that the unproved property will not be transferred to proved properties.  Impairment of individual unproved properties whose acquisition costs are relatively significant are assessed on a property-by-property basis, and an impairment loss is recognized if we determine that the unproved property will not be transferred to proved properties.  Impairment of unproved properties whose acquisition costs are not individually significant are assessed on a group basis. Any amount of loss to be recognized and the amount of a valuation allowance needed to provide for impairment of those properties is determined by amortizing those properties in the aggregate on the basis of historical experience and other relevant information, such as the relative proportion of such properties on which proved reserves have been found in the past.

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

Intangibles—Intangibles subject to amortization include customer contracts acquired from other parties and mining permits.  Intangibles other than customer contracts are amortized on a straight-line basis over their useful life.  Intangibles for customer contracts are amortized on a per unit basis over the terms of the contracts.  Amortization expense attributable to intangibles was $3.8 million, $4.9 million and $9.1 million for the years ending December 31, 2021, 2020 and 2019, respectively.  Our intangibles are included in Prepaid expenses and other assets and Other long-term assets on our consolidated balance sheets at December 31, 2021 and 2020.  Our intangibles are summarized as follows:

	December 31, 2021			December 31, 2020
		Accumulated	Intangibles,		Accumulated	Intangibles,
	Original Cost	Amortization	Net	Original Cost	Amortization	Net

	(in thousands)
Customer contracts and other	10,623	(9,504)	1,119	10,623	(5,744)	4,879
Mining permits	1,500	(418)	1,082	1,500	(373)	1,127
Total	$12,123	$(9,922)	$2,201	$12,123	$(6,117)	$6,006

Amortization expense attributable to intangible assets is estimated as follows:

Year Ended December 31,	(in thousands)
2022	$1,164
2023	45
2024	45
2025	45
2026	45
Thereafter	857

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

Our investments and ownership interests in entities in which we do not have a controlling financial interest are accounted for under the equity method of accounting if we have the ability to exercise significant influence over the entity.  Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of our investment and the underlying equity in the net assets of the joint venture at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference.  We hold an equity method investment in AllDale III through our subsidiary, Alliance Minerals.  See Note 13 – Investments for further discussion of our equity method investment in AllDale III.

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

	December 31,
	2021	2020

	(in thousands)

Advance royalties, affiliates (see Note 21 – Related-Party Transactions)	$55,613	$48,389
Advance royalties, third-parties	12,869	12,570
Total advance royalties	$68,482	$60,959

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

Oil & Gas Revenue Recognition—Oil & gas royalty revenues are recognized at the point in time when control of the product is transferred to the purchaser by the lessee and collectability of the sales price is reasonably assured. Oil & gas are priced on the delivery date based upon prevailing market prices with certain adjustments related to oil quality and physical location. The royalty we receive is tied to a market index, with certain adjustments based on, among other factors, whether a well connects to a gathering or transmission line, quality and heat content of the product, and prevailing supply and demand conditions.

We also periodically earn revenue from lease bonuses. We recognize lease bonus revenue when we execute a lease of our mineral interests to exploration and production companies. A lease agreement represents our contract with an operator, which is generally an exploration and production company.  The contract will (a) generally transfer the rights to any oil or gas discovered, (b) grant us a right to a specified royalty interest from the operator, and (c) require the operator to commence drilling and complete operations within a specified time period. Control of the minerals transfers to the operator when the lease agreement is executed.  At the time we execute the lease agreement, we expect to receive the lease bonus payment within a reasonable time, though in no case more than one year, such that we do not adjust the expected amount of consideration for the effects of any significant financing component.

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

The fair value of restricted common unit grants under the LTIP, SERP and the Directors' Deferred Compensation Plan are determined on the grant date of the award and recognized as compensation expense on a pro rata basis for LTIP and SERP awards, as appropriate, over the requisite service period. Compensation expense is fully recognized on the grant date for quarterly distributions credited to SERP accounts and Directors' Deferred Compensation Plan awards. The corresponding liability is classified as equity and included in limited partners' capital in the consolidated financial statements (See Note 17 – Common Unit-Based Compensation Plans).

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

New Accounting Standards Issued and Not Yet Adopted—In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10").  ASU 2021-10 increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements.  ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted.  The adoption of ASU 2021-10 will not have a material impact on our consolidated financial statements.

3.ACQUISITIONS

AllDale I & II

On the AllDale Acquisition Date, we acquired all of the limited partner interests not owned by Cavalier Minerals in AllDale I & II and the general partner interests in AllDale I & II for $176.2 million, which was funded with cash on hand and borrowings under the Revolving Credit Facility.  As a result of the AllDale Acquisition and our previous investments held through Cavalier Minerals, we acquired control of approximately 43,000 net royalty acres strategically positioned primarily in the core of the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) Basins.  The AllDale Acquisition provides us with diversified exposure to industry leading operators and is consistent with our general business strategy to grow our Oil & Gas Royalties segment.

Because the underlying mineral interests held by AllDale I & II include royalty interests in both developed properties and undeveloped properties, we have determined that the AllDale Acquisition should be accounted for as a business combination and the underlying assets and liabilities of AllDale I & II should be recorded at their AllDale Acquisition Date fair value on our consolidated balance sheet.

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

Wing

On August 2, 2019 (the "Wing Acquisition Date"), our subsidiary, AR Midland acquired from Wing approximately 9,000 net royalty acres in the Midland Basin for a cash purchase price of $144.9 million.  The purchase price was funded with cash on hand and borrowings under our Revolving Credit Facility discussed in Note 8 – Long-Term Debt.  The Wing Acquisition enhances our ownership position in the Permian Basin, expands our exposure to industry leading operators and furthers our business strategy to grow our Oil & Gas Royalties segment.  Concurrent with the Wing Acquisition, JC Resources LP, an entity owned by Mr. Craft, acquired from Wing, in a separate transaction, mineral interests that we elected not to acquire.

Because the mineral interests acquired in the Wing Acquisition include royalty interests in both developed properties and undeveloped properties, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Wing Acquisition Date on our consolidated balance sheet.

The following table summarizes our final fair value allocation of assets acquired as of the Wing Acquisition Date:

(in thousands)

Mineral interests in proved properties	$75,071
Mineral interests in unproved properties	67,701
Receivables	2,155
Net assets acquired	$144,927

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

The following represents our actual and pro forma consolidated revenues and net income for the year ended December 31, 2019. Pro forma revenues and net income assumes the mineral interests acquired in the Wing Acquisition had been included in our consolidated results since January 1, 2019. These pro forma amounts have been calculated after applying our accounting policies.

Year Ended
December 31,
2019
(in thousands)
Total revenues
As reported	$1,961,720
Pro forma	1,966,291

Net income
As reported	$406,926
Pro forma	411,217

Boulders

On October 13, 2021, AR Midland acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders for a purchase price of $31.0 million. This acquisition gives us increased exposure to a prolific area of the Delaware Basin and is within close proximity to reserves acquired in the AllDale and Wing Acquisitions.  The acreage is mostly undeveloped.  Because more than 90% of the mineral interests acquired in the Boulders Acquisition represent undeveloped properties, including proved undeveloped, we have determined that the Boulders Acquisition should be accounted for as an asset acquisition. We have allocated the purchase price to the acquired reserves as follows:

(in thousands)

Mineral interests in proved properties	$12,542
Mineral interests in unproved properties	18,419
$30,961

4.	LONG-LIVED ASSET IMPAIRMENTS

During the year ended December 31, 2020, we recorded $23.5 million of non-cash asset impairment charges in our Illinois Basin Coal Operations segment due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment at our idled operations and greenfield coal mineral resources as a result of weakened coal market conditions including the impact of the COVID-19 pandemic. During the same period, we also recorded an asset impairment charge of $1.5 million in our Coal Royalties segment due to a decrease in the fair value of greenfield coal mineral resources held by Alliance Resource Properties near our coal mining operations in the Illinois Basin. See Note 24 – Segment Information for more information about our segments.

During the year ended December 31, 2019, we recorded asset impairment charges in our Illinois Basin Coal Operations segment and our Coal Royalties segment of $7.5 million and $7.7 million, respectively, due to the cessation of coal production at our Dotiki mine, effective August 16, 2019, in an effort to focus on maximizing production at our lower-cost mines in the Illinois Basin.  We adjusted the carrying value of assets associated with the Dotiki mine, including coal mineral reserves and resources held at Alliance Resource Properties, from $35.9 million to their fair value of $25.8 million and accrued $5.1 million with respect to scheduled payments to WKY CoalPlay, LLC ("WKY CoalPlay") for leased coal mineral reserves and resources from which we may not receive future economic benefit.  See Note 12 – Variable Interest Entities for more information about WKY CoalPlay.

The fair values of the impaired assets were determined using a market approach, which represents Level 3 fair value measurements under the fair value hierarchy.  The fair value analysis used assumptions regarding the marketability of certain mining and coal mineral reserve and resource assets near our Illinois Basin coal mining operations.

See Note 2 – Summary of Significant Accounting Policies – Long-Lived Asset Impairment for more information on our accounting policy for asset impairments.

5.GOODWILL IMPAIRMENT

During the first quarter of 2020, we considered whether an interim test of our consolidated goodwill of $136.4 million was necessary.  Our consolidated goodwill included $132.0 million recorded in our Illinois Basin Coal Operations segment in conjunction with our acquisition of the Hamilton County Coal, LLC ("Hamilton") mine on July 31, 2015.  We assessed certain events and changes in circumstances, including (a) adverse industry and market developments, including the impact of the COVID-19 pandemic, (b) our response to these developments, including temporarily ceasing production at several mines, including our Hamilton mine and (c) our actual performance during the quarter.  After consideration of these events and changes in circumstances, we performed an interim test of the goodwill associated with Hamilton comparing Hamilton's carrying amount to its fair value.

We estimated the fair value of Hamilton using an income approach utilizing a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, forward coal prices, operating expenses, capital expenditures and a weighted average cost of capital.  Our forecasts of future cash flows considered market conditions at the time of the assessment and our estimate of the mine's performance in future years based on the information available to us. Key assumptions used in our valuation were not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.  The fair value of Hamilton was determined to be below its carrying amount (including goodwill) by more than the recorded balance of goodwill associated with the mine.  Accordingly, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill associated with Hamilton.  This impairment charge reduced our consolidated goodwill balance to $4.4 million. During the first quarter of 2020, we also performed an interim test on our remaining goodwill balances not associated with Hamilton and concluded no impairment was necessary for our other reporting units.

6.	INVENTORIES

Inventories consist of the following:

	December 31,
	2021	2020

	(in thousands)

Coal	$24,845	$19,756
Supplies (net of reserve for obsolescence of $5,554 and $5,547, respectively)	35,457	36,651
Total inventories, net	$60,302	$56,407

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

7.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2021	2020

	(in thousands)

Mining equipment and processing facilities	$1,896,470	$1,896,324
Land and coal mineral rights	458,440	454,310
Oil & gas mineral interests	647,864	616,904
Buildings, office equipment, improvements and other miscellaneous equipment	282,902	279,938
Construction, mine development and other projects in progress	44,217	25,799
Mine development costs	278,454	280,815
Property, plant and equipment, at cost	3,608,347	3,554,090
Less accumulated depreciation, depletion and amortization	(1,909,669)	(1,753,845)
Total property, plant and equipment, net	$1,698,678	$1,800,245

Depreciation, depletion and amortization expense related to property, plant and equipment was $256.9 million, $297.0 million and $312.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021 and 2020, land and coal mineral rights above include $37.4 million and $37.5 million, respectively, of carrying value associated with coal mineral reserves and resources attributable to properties where we or a third party to which we lease coal mineral reserves and resources are not currently engaged in mining operations or leasing to third parties, and therefore, the coal mineral reserves are not currently being depleted.  We believe that the carrying value of these coal mineral reserves will be recovered.

At December 31, 2021 and 2020, our oil & gas mineral interests noted in the table above includes the carrying value of our unproved oil & gas mineral interests totaling $355.1 million and $340.5 million, respectively.  As discussed in Note 2 – Summary of Significant Accounting Policies, we generally do not record depletion expense for our unproved oil & gas mineral interests; however, we do review for impairment as needed throughout the year.

During 2021, we did not incur material mine development costs. During 2020, we incurred $13.1 million in mine development costs, primarily related to the development of our Excel Mine No. 5 at our MC Mining complex.  All past capitalized mine development costs are associated with other mines that shifted to the production phase in past years and we are amortizing these costs accordingly.  We believe that the carrying value of the past development costs will be recovered.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for property, plant and equipment.

8.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	December 31,		December 31,
	2021	2020	2021	2020

	(in thousands)
Revolving credit facility	$—	$87,500	$(5,019)	$(7,196)
Senior notes	400,000	400,000	(3,048)	(3,964)
Securitization facility	—	55,900	—	—
May 2019 equipment financing	1,503	4,956	—	—
November 2019 equipment financing	31,972	42,367	—	—
June 2020 equipment financing	9,605	13,057	—	—
	443,080	603,780	(8,067)	(11,160)
Less current maturities	(16,071)	(73,199)	—	—
Total long-term debt	$427,009	$530,581	$(8,067)	$(11,160)

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all of the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas minerals assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 2.45% as of December 31, 2021.  At December 31, 2021, we had $44.1 million of letters of credit outstanding with $415.4 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 0.95 to 1.0, 11.91 to 1.0 and 0.10 to 1.0, respectively, for the trailing twelve months ended December 31, 2021.  We remained in compliance with the covenants of the Credit Agreement as of December 31, 2021 and anticipate remaining in compliance with the covenants.

Net restricted assets, as defined by the Securities and Exchange Commission, refers to the amount of our consolidated subsidiaries’ net assets for which the ability to transfer funds to ARLP in the form of cash dividends, loans, advances, or transfers is restricted.  As a result of the restrictions contained in the Credit Agreement and our current compliance ratios, the amount of our net restricted assets at December 31, 2021 was $372.0 million.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  In January 2021, we reduced the borrowing availability under the facility to $60.0 million.  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $60.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2022, we extended the term of the Securitization Facility to January 2023.  The Securitization Facility was previously scheduled to mature in January 2022.  At December 31, 2021, we had no outstanding balance under the Securitization Facility.

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

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At December 31, 2021, we had $5.0 million in letters of credit outstanding under this agreement.

Aggregate maturities of long-term debt are payable as follows:

Year Ended
December 31,	(in thousands)
2022	$16,071
2023	24,970
2024	2,039
2025	400,000
$443,080

9.LEASES

The components of lease expense were as follows:

	December 31,
	2021	2020	2019

	(in thousands)

Finance lease cost:
Amortization of right-of-use assets	$597	$704	$14,608
Interest on lease liabilities	147	377	2,085
Operating lease cost	2,404	3,873	9,169
Short-term lease cost	200	84	464
Variable lease cost	1,306	1,375	1,360
Total lease cost	$4,654	$6,413	$27,686

Rental expense was $3.3 million, $5.2 million and $11.0 million for the years ended December 31, 2021, 2020 and 2019 respectively.

Supplemental cash flow information related to leases was as follows:

	December 31,
	2021	2020	2019

	(in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,367	$3,870	$9,124
Operating cash flows for finance leases	$147	$377	$891
Financing cash flows for finance leases	$766	$8,368	$46,725

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$189	$278	$25,593

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020

	(in thousands)
Finance leases:
Property and equipment finance lease assets, gross	$5,485	$5,485
Accumulated depreciation	(4,464)	(3,867)
Property and equipment finance lease assets, net	$1,021	$1,618

December 31,
	2021	2020
Weighted average remaining lease term
Operating leases	15.5 years	13.4 years
Finance leases	3.5 years	3.9 years

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	7.4%	8.0%

Maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating leases	Finance leases

	(in thousands)

2022	$2,257	$912
2023	2,073	139
2024	1,853	139
2025	1,539	139
2026	1,088	140
Thereafter	13,284	140
Total lease payments	22,094	1,609
Less imputed interest	(7,908)	(151)
Total	$14,186	$1,458

10.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$457,758	$—	$—	$518,317	$—
Total	$—	$457,758	$—	$—	$518,317	$—

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

11.PARTNERS' CAPITAL

Distributions

Our available cash that is not used for unit repurchases may, at the discretion of our general partner, be distributed within 45 days after the end of each quarter to unitholders of record.  Available cash is generally defined in the partnership agreement as all cash and cash equivalents on hand at the end of each quarter less reserves established by MGP in its reasonable discretion for future cash requirements.  These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions.  The following table summarizes the quarterly per unit distribution paid during each quarter of 2019 through 2021:

	Year Ended December 31,
	2021	2020	2019
First Quarter	$—	$0.400	$0.530
Second Quarter	$0.100	$—	$0.535
Third Quarter	$0.100	$—	$0.540
Fourth Quarter	$0.200	$—	$0.540

On January 28, 2022, we declared a quarterly distribution of $0.25 per unit, totaling approximately $31.8 million, on all our common units outstanding, which was paid on February 14, 2022, to all unitholders of record on February 7, 2022.

Unit Repurchase Program

In May 2018, the board of directors of our managing general partner ("Board of Directors") approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the year ended December 31, 2021.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.

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

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	109,994	4,582

We have concluded that Cavalier Minerals is a VIE which we consolidate as the primary beneficiary because we are the managing member and a substantial equity owner in Cavalier Minerals.  Bluegrass Minerals' equity ownership of Cavalier Minerals is accounted for as noncontrolling ownership interest in our consolidated balance sheets.  In addition, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our consolidated statements of operations.

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

13.INVESTMENTS

AllDale III

As discussed in Note 12 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Beginning balance	$27,268	$28,529	$28,974
Equity method investment income	2,130	907	2,203
Distributions received	(3,073)	(1,895)	(2,648)
Other	—	(273)	—
Ending balance	$26,325	$27,268	$28,529

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

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Year Ended December 31, 2021

Coal sales	$873,930	$512,993	$—	$—	$—	$1,386,923
Oil & gas royalties	—	—	74,988	—	—	74,988
Coal royalties	—	—	—	51,402	(51,402)	—
Transportation revenues	41,001	28,606	—	—	—	69,607
Other revenues	4,666	3,940	2,197	69	27,586	38,458
Total revenues	$919,597	$545,539	$77,185	$51,471	$(23,816)	$1,569,976

Year Ended December 31, 2020

Coal sales	$755,208	$477,064	$—	$—	$—	$1,232,272
Oil & gas royalties	—	—	42,912	—	—	42,912
Coal royalties	—	—	—	42,112	(42,112)	—
Transportation revenues	12,817	8,312	—	—	—	21,129
Other revenues	1,932	14,954	229	105	14,596	31,816
Total revenues	$769,957	$500,330	$43,141	$42,217	$(27,516)	$1,328,129

Year Ended December 31, 2019

Coal sales	$1,128,588	$628,406	$—	$—	$5,448	$1,762,442
Oil & gas royalties	—	—	51,735	—	—	51,735
Coal royalties	—	—	—	57,737	(57,737)	—
Transportation revenues	94,686	4,817	—	—	—	99,503
Other revenues	13,017	11,166	1,301	23	22,533	48,040
Total revenues	$1,236,291	$644,389	$53,036	$57,760	$(29,756)	$1,961,720

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2021 and disaggregated by segment and contract duration.

				2025 and
	2022	2023	2024	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$913,305	$321,079	$183,189	$39,789	$1,457,362
Appalachia Coal Operations coal revenues	463,334	70,595	49,436	—	583,365
Total coal revenues (1)	$1,376,639	$391,674	$232,625	$39,789	$2,040,727

(1) Coal revenues generally consists of consolidated revenues excluding our Oil & Gas Royalties segment as well as intercompany revenues from our Coal Royalties segment.

15.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit ("EPU").  Net income attributable to ARLP is allocated to limited partners and participating securities under deferred compensation plans, which include rights to nonforfeitable distributions or distribution equivalents.  Net losses attributable to ARLP are allocated to limited partners but not to participating securities.  Our participating securities are outstanding restricted unit awards under our LTIP and phantom units in notional accounts under our SERP and the Directors' Deferred Compensation Plan.

The following is a reconciliation of net income (loss) attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU.

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except per unit data)
Net income (loss) attributable to ARLP	$178,157	$(129,220)	$399,414

Less:
Distributions to participating securities	(2,334)	—	(4,254)
Undistributed earnings attributable to participating securities	(2,403)	—	(2,237)

Net income (loss) attributable to ARLP available to limited partners	$173,420	$(129,220)	$392,923

Weighted-average limited partner units outstanding – basic and diluted	127,195	127,165	128,117

Earnings per limited partner unit - basic and diluted (1)	$1.36	$(1.02)	$3.07
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the years ended December 31, 2021, 2020 and 2019, the combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,967,672, 773,664 and 1,284,013, respectively, were considered anti-dilutive under the treasury stock method.

16.EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Eligible employees currently participate in a defined contribution profit sharing and savings plan ("PSSP") that we sponsor.  The PSSP covers all regular full-time employees.  PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We make matching contributions based on a percent of an employee's eligible compensation and also make an additional non-matching contribution.  Our contribution expense for the PSSP was approximately $17.7 million, $16.1 million and $21.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2021 and 2020 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements:

	December 31,
	2021	2020

	(dollars in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$147,934	$136,425
Interest cost	3,438	4,185
Actuarial loss (gain)	(6,406)	12,396
Benefits paid	(5,400)	(5,072)
Benefit obligations at end of year	139,566	147,934

Change in plan assets:
Fair value of plan assets at beginning of year	100,969	91,567
Employer contribution	3,312	1,739
Actual return on plan assets	15,095	12,735
Benefits paid	(5,400)	(5,072)
Fair value of plan assets at end of year	113,976	100,969
Funded status at the end of year	$(25,590)	$(46,965)

Amounts recognized in balance sheet:
Non-current liability	$(25,590)	$(46,965)

Amounts recognized in accumulated other comprehensive income consists of:
Prior service cost	$(568)	$(754)
Net actuarial loss	(27,271)	(46,519)
	$(27,839)	$(47,273)

Weighted-average assumption to determine benefit obligations as of December 31,
Discount rate	2.73%	2.37%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	2.37%	3.15%
Expected return on plan assets	6.50%	6.50%

The actuarial gain component of the change in benefit obligations in 2021 was primarily attributable to an increase in the discount rate compared to December 31, 2020.  The actuarial loss component of the change in benefit obligations in 2020 was primarily attributable to a decrease in the discount rate compared to December 31, 2019, offset in part by updated mortality tables.

The expected long-term rate of return used to determine our pension liability is based on a 1.5% active management premium in addition to an asset allocation assumption of:

Asset allocation
As of December 31, 2021	assumption
Equity securities	62%
Fixed income securities	33%
Real estate	5%
100%

The actual return on plan assets was 15.1% and 14.2% for the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Components of net periodic benefit cost:
Interest cost	$3,438	$4,185	$4,864
Expected return on plan assets	(6,580)	(5,861)	(4,932)
Amortization of prior service cost	186	186	186
Amortization of net loss	4,327	4,128	3,922
Net periodic benefit cost (1)	$1,371	$2,638	$4,040
(1)	Nonservice components of net periodic benefit cost are included in the Other income (expense) line item within our consolidated statements of income.

	Year Ended December 31,
	2021	2020

	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive loss:
Net actuarial gain (loss)	$14,921	$(5,522)
Reversal of amortization item:
Prior service cost	186	186
Net actuarial loss	4,327	4,128
Total recognized in accumulated other comprehensive loss	19,434	(1,208)
Net periodic benefit cost	(1,371)	(2,638)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$18,063	$(3,846)

Estimated future benefit payments as of December 31, 2021 are as follows:

Year Ended
December 31,	(in thousands)

2022	$5,938
2023	6,190
2024	6,407
2025	6,591
2026	6,733
2027-2031	34,859
$66,718

As a result of certain pension plan contribution relief provided by the American Rescue Plan Act enacted in March 2021, we do not expect to make contributions to the Pension Plan during 2022.

The Compensation Committee has appointed an investment manager with full investment authority with respect to Pension Plan investments subject to investment guidelines and compliance with Employee Retirement Income Security Act of 1974 or other applicable laws.  The investment manager employs a series of asset allocation strategy phases to glide the portfolio risk commensurate with both plan characteristics and market conditions.  The objective of the allocation policy is to reach and maintain fully funded status.  The total portfolio allocation will be adjusted as the funded ratio of the Pension Plan changes and market conditions warrant.  Total account performance is reviewed at least annually, using a dynamic benchmark approach to track investment performance.  General asset allocation guidelines at December 31, 2021 are as follows:

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

The following information discloses the fair values of our Pension Plan assets by asset category:

	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents (a)	$4,426	$3,888

Commingled investment funds measured at net asset value (b):
Equities - Global	24,868	17,549
Equities - United States	41,140	31,835
Equities - United States futures	(2,055)	(2,616)
Equities - International developed markets	16,382	8,920
Equities - International developed markets futures	(16,260)	(4,921)
Equities - International emerging markets	(3,363)	6,600
Equities - International emerging markets futures	7,024	(975)
Fixed income - Investment grade	27,095	25,703
Fixed income - High yield	177	10,056
Fixed income - Emerging markets	—	2,664
Fixed income - Futures	(689)	(1,265)
Real estate	15,231	3,531
Total	$113,976	$100,969
(a)	Cash and cash equivalents represents a Level 1 fair value measurement. See Note 2 – Summary of Significant Accounting Policies – Fair Value Measurements for more information regarding the definitions of fair value hierarchy levels.
(b)	Investments measured at fair value using the net asset value per share (or its equivalent) have not been classified within the fair value hierarchy. The fair values of all commingled investment funds are determined based on the net asset values per unit of each of the funds. The net asset values per unit represent the aggregate value of the fund's assets at fair value less liabilities, divided by the number of units outstanding.

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

A summary of non-vested LTIP grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2019	1,828,080	$17.18	$31,699
Granted	682,155	18.63
Vested (1)	(885,381)	12.38
Forfeited	(21,476)	20.84
Non-vested grants at December 31, 2019	1,603,378	20.39	17,349
Granted (2)	1,430,489	5.02
Vested (3)	(919,524)	21.70
Grants canceled (4)	(675,302)	18.62
Forfeited	(8,552)	20.16
Non-vested grants at December 31, 2020	1,430,489	5.02	6,409
Granted (5)	1,818,190	6.03
Forfeited	(118,204)	5.48
Non-vested grants at December 31, 2021	3,130,475	5.59	39,569
(1)	During the year ended December 31, 2019, we issued 596,650 unrestricted common units to LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.
(2)	In December 2020, we modified the vesting requirements for certain restricted units that we granted in February 2020 which were determined to be improbable of vesting under the original vesting requirements (the "2020 Grants"). The new vesting requirements make it probable the modified restricted units will vest. Also in December 2020, an additional 578,114 restricted units under these modified vesting requirements were granted. The grant date fair value reflects the modification date fair value for those awards that were modified.
(3)	In February 2020, we issued 279,622 unrestricted common units to LTIP participants as a result of satisfying the vesting requirements for 424,486 restricted units that were granted in 2017. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants. In December 2020, we accelerated the vesting requirements for 495,038 restricted units that were granted in 2018 (the "2018 Grants") and settled these restricted units in cash.
(4)	In December 2020, 675,302 restricted units that were granted in 2019 (the "2019 Grants") were canceled since it was determined that the vesting requirements for these restricted units were not probable of being satisfied.
(5)	In April 2021, we granted 921,430 restricted units and 896,760 restricted units that have minimum-value guarantees of $2.53 per unit and $3.79 per unit, respectively, regardless of whether or not the awards vest.

For the years ended December 31, 2021, 2020 and 2019, our LTIP expense for grants of restricted units was $5.4 million, $8.1 million and $10.4 million, respectively.  LTIP expense for grants of restricted units for the year ended December 31, 2020 includes the impact of the reversal of the 2019 Grants, the modification of the 2020 Grants and incremental compensation cost associated with the cash settlement of the 2018 Grants.  The cash settlement of the 2018 Grants was the first time we have settled restricted units in cash and we currently do not expect to do so again in the future.  The cash settlement of the 2018 Grants resulted in $5.4 million in incremental compensation cost.  The 2019 Grants were determined to be not probable of vesting therefore $4.8 million of cumulative previously recognized expense was reversed in 2020, offset in part by related DERs for the 2019 Grants previously recorded to equity and then expensed in 2020.  The 2020 Grants were determined to be improbable of vesting therefore the Compensation Committee modified the awards to change the vesting requirement, which made the grants probable of vesting, and granted additional restricted units under these modified vesting requirements as previously discussed.  As a result, the grant date fair value of the modified awards was changed to reflect the modification date fair value of the awards resulting in a net reduction in LTIP expense of $1.0 million for the year ended December 31, 2020.

The total obligation associated with LTIP grants of restricted units as of December 31, 2021 and 2020 was $6.7 million and $1.3 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets.  As of December 31, 2021, there was $10.8 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.6 years.

On January 26, 2022, the Compensation Committee authorized additional grants of 694,919 restricted units, of which 687,719 units were granted. These restricted units have minimum-value guarantees of either $9.62 or $6.41 per unit, regardless of whether or not the awards vest.

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

A summary of SERP and Directors' Deferred Compensation Plan activity is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2019	635,837	$27.34	$11,025
Granted	111,012	14.50
Issued (1)	(115,484)	25.20
Phantom units outstanding as of December 31, 2019	631,365	25.48	6,831
Granted	129,265	5.25
Phantom units outstanding as of December 31, 2020	760,630	22.04	3,408
Granted	46,638	9.45
Issued (1)	(138,570)	25.86
Phantom units outstanding as of December 31, 2021	668,698	20.13	8,452
(1)	During the years ended December 31, 2021 and 2019, we issued ARLP common units that we purchased on the open market of 102,962 and 115,484, respectively, to participants under the SERP and Directors' Deferred Compensation Plan. Units issued in 2021 were net of units settled in cash to satisfy tax withholding obligations.

Total SERP and Directors' Deferred Compensation Plan expense was $0.4 million, $0.7 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.  As of December 31, 2021 and 2020, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $13.5 million and $16.8 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for unit-based compensation.

18.SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Cash Paid For:
Interest	$36,402	$44,226	$43,093
Income taxes	$11	$12	$—

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$8,325	$5,731	$14,504
Right-of-use assets acquired by operating lease	$189	278	25,593
Market value of common units issued under deferred compensation plans before tax withholding requirements	$1,082	$3,837	$17,415

19.ASSET RETIREMENT OBLIGATIONS

The majority of our operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations require, among other things, restoration of property in accordance with specified standards and an approved reclamation plan.

The following table presents the activity affecting the asset retirement and mine closing liability:

	Year Ended December 31,
	2021	2020

	(in thousands)

Beginning balance	$127,898	$137,514
Accretion expense	3,688	4,033
Payments	(1,383)	(1,769)
Allocation of liability associated with acquisitions, mine development and change in assumptions	896	(11,880)
Ending balance	$131,099	$127,898

For the year ended December 31, 2021, the allocation of liability associated with acquisition, mine development and change in assumptions was immaterial.

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

The impact of discounting our estimated cash flows resulted in reducing the accrual for asset retirement obligations by $98.3 million and $102.1 million at December 31, 2021 and 2020, respectively. Estimated payments of asset retirement obligations as of December 31, 2021 are as follows:

Year Ended
December 31,	(in thousands)

2022	$7,582
2023	2,232
2024	558
2025	3,788
2026	7,256
Thereafter	208,021
Aggregate undiscounted asset retirement obligations	229,437
Effect of discounting	(98,338)
Total asset retirement obligations	131,099
Less: current portion	(7,582)
Non-current asset retirement obligations	$123,517

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and are typically renewable on a yearly basis.  As of December 31, 2021 and 2020, we had approximately $173.9 million and $171.1 million, respectively, in surety bonds outstanding to secure the performance of our reclamation obligations.

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

The following is a reconciliation of the changes in workers' compensation liability (including current and long-term liability balances):

	December 31,
	2021	2020

	(in thousands)
Beginning balance	$54,739	$53,384
Accruals increase	5,168	5,146
Payments	(10,725)	(8,482)
Interest accretion	926	1,278
Valuation loss	3,340	3,413
Ending balance	$53,448	$54,739

The discount rate used to calculate the estimated present value of future obligations for workers' compensation was 2.41% and 1.95% at December 31, 2021 and 2020, respectively.

The valuation loss in 2021 was primarily attributable to unfavorable changes in claims development partially offset by an increase in the discount rate used to calculate the estimated present value of future obligations. The 2020 valuation loss was primarily attributable to a decrease in the discount rate used to calculate the estimated present value of future obligations as well as unfavorable changes in claims development.

As of December 31, 2021 and 2020, we had $100.4 million and $95.2 million, respectively, in surety bonds and letters of credit outstanding to secure workers' compensation obligations.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for the particular claim year have been met.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of December 31, 2021 and 2020 are $5.7 million and $7.1 million, respectively. Our receivables are included in Other long-term assets on our consolidated balance sheets.

The following is a reconciliation of the changes in pneumoconiosis benefit obligations:

	December 31,
	2021	2020

	(in thousands)

Benefit obligations at beginning of year	$108,496	$97,683
Service cost	4,021	3,526
Interest cost	2,545	2,998
Actuarial loss	161	7,787
Benefits and expenses paid	(3,907)	(3,498)
Benefit obligations at end of year	$111,316	$108,496

The following is a reconciliation of the changes in the pneumoconiosis benefit obligation recognized in accumulated other comprehensive loss:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)

Net actuarial loss	$(161)	$(7,787)	$(23,298)
Reversal of amortization item:
Net actuarial loss (gain)	4,172	(686)	(4,582)
Total recognized in accumulated other comprehensive loss	$4,011	$(8,473)	$(27,880)

The discount rate used to calculate the estimated present value of future obligations for pneumoconiosis benefits was 2.73%, 2.38% and 3.12% at December 31, 2021, 2020 and 2019, respectively.

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Amount recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$36,388	$40,399	$31,927

The actuarial loss component of the change in benefit obligations in 2021 was primarily attributable to unfavorable assumption changes regarding future medical and legal expense levels.  These components were offset in part by a) an increase in the discount rate used to calculate the estimated present value of the future obligations and b) favorable black lung claims experience and other demographic changes in the at-risk population.  The actuarial loss component of the change in benefit obligations in 2020 was primarily attributable to a) a decrease in the discount rate used to calculate the estimated present value of the future obligations and b) an increase in the assumptions regarding future medical benefits and legal expenses. These components were partially offset in part by favorable demographic changes in the at-risk population.

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for pneumoconiosis and workers' compensation benefits:

	December 31,
	2021	2020

	(in thousands)

Workers’ compensation claims	$53,448	$54,739
Pneumoconiosis benefit claims	111,316	108,496
Total obligations	164,764	163,235
Less current portion	(12,293)	(10,646)
Non-current obligations	$152,471	$152,589

Both the pneumoconiosis benefit and workers' compensation obligations were unfunded at December 31, 2021 and 2020.

The pneumoconiosis benefit and workers' compensation expense consists of the following components:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Black lung benefits:
Service cost	$4,021	$3,526	$2,593
Interest cost (1)	2,545	2,998	3,044
Net amortization (1)	4,172	(686)	(4,582)
Total pneumoconiosis expense	10,738	5,838	1,055
Workers' compensation expense	8,339	12,305	17,541
Net periodic benefit cost	$19,077	$18,143	$18,596

________________________________________

(1)	Interest cost and net amortization is included in the Other income (expense) line item within our consolidated statements of income (see Note 2 – Summary of Significant Accounting Policies).

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

Line of Credit

On February 19, 2021, we entered into a line of credit arrangement (the "Line of Credit") with a related party for $5.0 million.  This Line of Credit was amended on November 4, 2021 to increase the total available under the Line of Credit to $5.5 million.  The Line of Credit had a maturity date of February 28, 2023 and accrued interest at an annual rate of 3.5% payable quarterly. During the year ended December 31, 2021 we received proceeds and made payments under the Line of Credit of $5.3 million.  On November 10, 2021 we terminated the Line of Credit.

Affiliate Coal Lease Agreements

The following table summarizes advanced royalties outstanding and related payments and recoupments under our affiliate coal lease agreements:

		WKY CoalPlay
		Towhead	Webster	Henderson	WKY
	Craft Foundations	Coal	Coal	Coal	CoalPlay
		Henderson			Henderson
	Tunnel	& Union	Webster	Henderson	& Union
	Ridge	Counties, KY	County, KY	County, KY	Counties, KY	Total
	Acquired	Acquired	Acquired	Acquired	Acquired
	2005	December 2014	December 2014	December 2014	February 2015
	(in thousands)
As of January 1, 2019	$—	$14,077	$—	$10,086	$8,482	$32,645
Payments	4,500	3,597	2,568	2,521	2,131	15,317
Recoupment	(3,000)	(1,071)	—	—	(107)	(4,178)
Unrecoupable	—	—	(2,568)	—	—	(2,568)
As of December 31, 2019	1,500	16,603	—	12,607	10,506	41,216
Payments	3,000	3,597	2,568	2,522	2,132	13,819
Recoupment	(3,000)	(1,022)	—	—	(56)	(4,078)
Unrecoupable	—	—	(2,568)	—	—	(2,568)
As of December 31, 2020	1,500	19,178	—	15,129	12,582	48,389
Payments	3,000	3,597	2,568	2,521	2,131	13,817
Recoupment	(3,000)	(1,025)	—	—	—	(4,025)
Unrecoupable	—	—	(2,568)	—	—	(2,568)
As of December 31, 2021	$1,500	$21,750	$—	$17,650	$14,713	$55,613

Craft Foundations—In January 2005, we acquired Tunnel Ridge from ARH.  In connection with this acquisition, we assumed a coal lease with Alliance Resource GP, LLC, an entity indirectly wholly owned by Mr. Craft and Kathleen S. Craft until it was dissolved in December 2020.  In December 2018, the property subject to the lease was transferred to the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation, which each hold an undivided one-half interest (the "Craft Foundations").  Under the terms of the lease, Tunnel Ridge is required to pay an annual minimum royalty of $3.0 million.  The lease expires the earlier of January 1, 2033 or upon the exhaustion of the mineable and merchantable leased coal.  Tunnel Ridge incurred $5.8 million, $6.1 million and $7.2 million in earned royalties in 2021, 2020 and 2019 respectively.

WKY CoalPlay—In February 2015, WKY CoalPlay entered into a coal lease agreement with Alliance Resource Properties regarding coal mineral resources located in Henderson and Union Counties, Kentucky. The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.1 million. All annual minimum royalty payments are recoupable from future earned royalties. Alliance Resource Properties also was granted an option to acquire the leased mineral reserves and resources at any time during a three-year period beginning in February 2018 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in these coal mineral reserves and resources taking into account payments previously made under the lease. These options expired in February 2021.

In December 2014, WKY CoalPlay's subsidiaries, Towhead Coal Reserves, LLC and Henderson Coal Reserves, LLC entered into coal lease agreements with Alliance Resource Properties.  The leases have initial terms of 20 years and provide for earned royalty payments of 4.0% of the coal sales price to both and annual minimum royalty payments of $3.6 million and $2.5 million, respectively.  All annual minimum royalty payments for each agreement are recoupable from future earned royalties related to their respective agreements.  Each agreement granted Alliance Resource Properties an option to acquire the leased coal mineral reserves and resources at any time during a three-year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in the coal mineral reserves and resources taking into account payments previously made under the leases. These options expired in December 2020. (See Note 12 – Variable Interest Entities).

In December 2014, WKY CoalPlay's subsidiary, Webster Coal Reserves, LLC entered into a coal lease agreement with Alliance Resource Properties.  The lease has an initial term of 7 years and provides for earned royalty payments of 4.0% of the coal sales price and annual minimum payments of $2.6 million.  The agreement grants Alliance Resource Properties an option to acquire the leased coal mineral resources at any time during a three year period beginning in December 2017 for a purchase price that would provide WKY CoalPlay a 7.0% internal rate of return on its investment in the coal mineral resources taking into account payments previously made under the lease (See Note 12 – Variable Interest Entities).  In the third quarter of 2019 it was determined that the balance of advanced royalties, the advance royalty payment in 2020 and 2021 may not be recouped as a result of the reduction of the Dotiki’s economic mine life determined in 2018 and the subsequent ceasing of production in the third quarter of 2019.  We accrued the expected future advance payments and recognized the charge in Asset Impairment expense in the third quarter of 2019.  See Note 4 – Long-Lived Asset Impairments for more information.

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

22.COMMITMENTS AND CONTINGENCIES

Commitments—We lease buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals.  We also have noncancelable coal mineral reserve and resource leases as discussed in Note 21 – Related-Party Transactions.

Contractual Commitments—In connection with planned capital projects, we have contractual commitments of approximately $85.7 million at December 31, 2021.  As of December 31, 2021, we had no commitments to purchase coal from external production sources in 2021 and thereafter.

General Litigation—We are party to litigation that has been initiated against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and Kentucky Wage and Hour Act due to an alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  The plaintiffs seek class or collective action certification.  Because the litigation of these matters is in the early stages, we cannot reasonably estimate a range of potential exposure at this time.  We believe the plaintiffs’ claims are without merit and our ultimate exposure, if any, will not be material to our results of operations or financial position and we intend to defend the litigation vigorously.  However, if our current belief that the claims are without merit is not upheld, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

Other—Effective December 1, 2021, we renewed our annual property and casualty insurance program. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance, LLC ("Wildcat Insurance"). Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex and an additional $10.0 million overall aggregate deductible. We have elected to retain a 10% participating interest in our commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

23.CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The international coal market has been a part of our business with indirect sales to end-users in Europe, Africa, Asia, North America and South America.  Our sales into the international coal market are considered exports and are made through brokered transactions.  During the years ended December 31, 2021, 2020 and 2019, export tons represented approximately 12.5%, 3.3% and 17.9% of tons sold, respectively.

Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end-usage point, we attribute export tons to the country with the end-usage point, if known.  No individual country was attributed greater than 10% of total domestic and export tons sold during the years ended December 31, 2021, 2020 and 2019.

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

		Year Ended December 31,
	Segment	2021	2020	2019

		(in thousands)

Customer A	Illinois Basin	$239,482	$197,379	$228,500
Customer B	Appalachia	—	—	213,319
Customer C	Illinois Basin	—	157,271	—
Customer D	Illinois Basin/Appalachia	—	137,785	—

Trade accounts receivable from major customers totaled approximately $10.8 million and $32.0 million at December 31, 2021 and 2020, respectively.  Our credit loss experience has historically been insignificant.  Financial conditions of our customers could result in a material change to our credit loss expense in future periods.  The coal supply agreements with Customer A expires in 2024.

24.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests.  We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties.  We also have an "all other" category referred to as Other, Corporate and Elimination.  Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia and a coal loading terminal in Indiana on the Ohio River.  Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins.  The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either (a) leased to our mining complexes or (b) near our coal mining operations but not yet leased.

Beginning in the first quarter of 2021, we began to strategically view and manage our coal royalty activities separately from our coal operations since acquiring and managing a variety of royalty producing assets involve similar attributes.  As a result, we restructured our reportable segments to better reflect this strategic view in how we manage our business and allocate resources.  Prior periods have been recast to include Alliance Resource Properties within our new Coal Royalties reportable segment with offsetting recast adjustments primarily to our coal operations reportable segments and to a lesser extent, our Other, Corporate and Elimination category.  Eliminations reported in Other, Corporate and Elimination were also recast to reflect intercompany royalty revenues and offsetting intercompany royalty expense resulting from our new Coal Royalties reportable segment.

The Illinois Basin Coal Operations reportable segment includes currently operating mining complexes (a) the Gibson County Coal, LLC's ("Gibson") mining complex, which includes the Gibson South mine, (b) the Warrior Coal, LLC ("Warrior") mining complex, (c) the River View Coal, LLC ("River View") mining complex and (d) the Hamilton mining complex. The Illinois Basin Coal Operations reportable segment also includes our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana which currently operates on the Ohio River.

The Illinois Basin Coal Operations reportable segment also includes Mid-America Carbonates, LLC ("MAC")  and other support services as well as non-operating mining complexes (a) Gibson North mine, which ceased production in the fourth quarter of 2019, (b) Webster County Coal, LLC's Dotiki mining complex, which ceased production in August 2019, (c) White County Coal, LLC's Pattiki mining complex, which ceased production in December 2016, (d) the Hopkins County Coal, LLC mining complex, which ceased production in April 2016, and (e) Sebree Mining, LLC's mining complex, which ceased production in November 2015.

The Appalachia Coal Operations reportable segment includes currently operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining, LLC ("MC Mining") mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III (Note 13 – Investments) and Cavalier Minerals.  AR Midland acquired its mineral interest in the Wing Acquisition and Boulders Acquisition (Note 3 – Acquisitions).

Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations.  Approximately two thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 8 – Long-Term Debt) and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Year Ended December 31, 2021

Revenues - Outside	$919,597	$545,539	$77,185	$69	$27,586	$1,569,976
Revenues - Intercompany	—	—	—	51,402	(51,402)	—
Total revenues (1)	919,597	545,539	77,185	51,471	(23,816)	1,569,976

Segment Adjusted EBITDA Expense (2)	613,303	344,332	9,943	18,269	(33,198)	952,649
Segment Adjusted EBITDA (3)	265,292	172,601	68,774	33,202	9,383	549,252
Total assets	676,091	420,144	630,627	285,943	146,601	2,159,406
Capital expenditures (4)	60,166	47,577	—	45	15,196	122,984

Year Ended December 31, 2020

Revenues - Outside	$769,957	$500,330	$43,141	$105	$14,596	$1,328,129
Revenues - Intercompany	—	—	—	42,112	(42,112)	—
Total revenues (1)	769,957	500,330	43,141	42,217	(27,516)	1,328,129

Segment Adjusted EBITDA Expense (2)	543,264	320,656	4,106	18,249	(25,026)	861,249
Segment Adjusted EBITDA (3)	213,876	171,362	39,773	23,968	(2,490)	446,489
Total assets	738,315	440,815	613,916	288,525	84,445	2,166,016
Capital expenditures	48,636	70,960	—	12	1,493	121,101

Year Ended December 31, 2019

Revenues - Outside	$1,219,601	$644,389	$53,036	$23	$44,671	$1,961,720
Revenues - Intercompany	16,690	—	—	57,737	(74,427)	—
Total revenues (1)	1,236,291	644,389	53,036	57,760	(29,756)	1,961,720

Segment Adjusted EBITDA Expense (2)	791,795	424,387	7,811	21,445	(40,542)	1,204,896
Segment Adjusted EBITDA (3)	349,810	215,187	46,997	36,315	23,692	672,001
Total assets	1,092,188	489,378	643,213	292,436	69,479	2,586,694
Capital expenditures (4)	188,928	111,729	—	352	4,849	305,858
(1)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily the coal royalties intercompany eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Segment Adjusted EBITDA Expense	$952,649	$861,249	$1,204,896
Outside coal purchases	(6,372)	—	(23,357)
Other income (expense)	(3,020)	(1,593)	561
Operating expenses (excluding depreciation, depletion and amortization)	$943,257	$859,656	$1,182,100

(3)	Segment Adjusted EBITDA is defined as net income (loss) attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expense, asset and goodwill impairments and acquisition gain. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income (loss) as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Consolidated Segment Adjusted EBITDA	$549,252	$446,489	$672,001
General and administrative	(70,160)	(59,806)	(72,997)
Depreciation, depletion and amortization	(261,377)	(313,387)	(309,075)
Asset impairments	—	(24,977)	(15,190)
Goodwill impairment	—	(132,026)	—
Interest expense, net	(39,141)	(45,478)	(45,496)
Acquisition gain	—	—	177,043
Income tax (expense) benefit	(417)	(35)	211
Acquisition gain attributable to noncontrolling interest	—	—	(7,083)
Net income (loss) attributable to ARLP	$178,157	$(129,220)	$399,414
Noncontrolling interest	598	169	7,512
Net income (loss)	$178,755	$(129,051)	$406,926

.

(4)	Capital Expenditures shown exclude the AllDale Acquisition on January 3, 2019, the Wing Acquisition on August 2, 2019 and Boulders Acquisition on October 13, 2021 (Note 3 – Acquisitions).

25.SUBSEQUENT EVENTS

Other than the events described in Notes 8, 11 and 17, there were no subsequent events.

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

Costs Incurred in Oil & Gas Property Acquisitions

Costs incurred in oil & gas property acquisitions are presented below:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Acquisition costs of properties
Proved	$12,542	$—	$242,116
Unproved	18,419	—	376,166
Total	$30,961	$—	$618,282

Property acquisition costs for 2021 are related to the Boulders Acquisition.  Property acquisition costs for 2019 include non-cash amounts for the AllDale Acquisition.  In connection with the AllDale Acquisition, we marked our previously held equity method investments to a fair value of $307.3 million, resulting in a $177.0 million gain.  See Note 3 – Acquisitions in our consolidated financial statements for more information regarding these acquisitions.

Oil & Gas Capitalized Costs

Aggregate capitalized costs related to oil & gas activities with applicable accumulated depreciation, depletion, and amortization are presented below:

	As of December 31,
	2021		2020

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Proved properties	$289,378	$9,138	$273,665	$8,331
Unproved properties	358,486	19,216	343,239	20,287
Total (1)	647,864	28,354	616,904	28,618
Less accumulated depreciation, depletion and amortization	(70,286)	(3,015)	(48,019)	(1,985)
Oil & gas properties, net	$577,578	$25,339	$568,885	$26,633

(1)	The change in total capitalized cost in 2021 reflects the acquisition of proved and unproved properties in the Boulders Acquisition. See Note 3 – Acquisitions of our consolidated financial statements for more information about the Boulders Acquisition.

Results of Operations from Oil & Gas Activities

The following schedule sets forth the revenues and expenses related to our oil & gas mineral interests. It does not include any interest costs or general and administrative costs, and therefore, is not necessarily indicative of the contribution to the results of our Oil & Gas Royalties segment.

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Consolidated activities
Oil & gas royalties	$74,988	$42,912	$51,735
Other revenues	2,197	229	1,301
Production costs and severance taxes	(7,396)	(4,611)	(7,859)
Depreciation, depletion and amortization	(22,267)	(25,376)	(22,658)
Total results of oil & gas activities	$47,522	$13,154	$22,519

Our share of an equity method investee
Oil & gas royalties	$3,788	$2,674	$3,200
Other revenues	66	22	190
Production costs and severance taxes	(472)	(374)	(411)
Depreciation, depletion and amortization	(787)	(748)	(854)
Total results of oil & gas activities	$2,595	$1,574	$2,125

Oil & Gas Reserves

Proved oil & gas reserve estimates as of December 31, 2021 were prepared by our internal engineering team and 95% of those reserves were audited by Netherland, Sewell & Associates, Inc., independent petroleum engineers.  Proved reserves are estimated under existing economic and operating conditions based upon the 12-month unweighted average of the first-of-the-month prices.

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

The net proved developed and undeveloped oil & gas reserves quantities of the mineral interests attributable to us are summarized below:

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Consolidated activities

As of January 1, 2019	—	—	—	—
Purchases of minerals in place	6,509	30,055	3,477	14,995
Revisions of previous estimates	1,015	1,956	(548)	793
Production	(700)	(3,382)	(347)	(1,611)
As of December 31, 2019 (1)	6,824	28,629	2,582	14,177
Revisions of previous estimates	(194)	2,679	343	596
Extensions and discoveries	1,095	3,039	347	1,949
Production	(905)	(3,301)	(337)	(1,792)
Sales of minerals in place	(18)	(29)	(3)	(26)
As of December 31, 2020 (1)	6,802	31,017	2,932	14,904
Purchases of minerals in place	287	2,149	332	977
Revisions of previous estimates	(403)	(90)	197	(221)
Extensions and discoveries	629	159	335	991
Production	(794)	(3,069)	(357)	(1,663)
As of December 31, 2021 (1)	6,521	30,166	3,439	14,988
(1)	Proved reserves of approximately 1,285 MBOE, 972 MBOE and 1,208 MBOE were attributable to noncontrolling interests, as of December 31, 2021, 2020 and 2019, respectively.

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Our share of an equity method investee

As of January 1, 2019	295	2,205	—	662
Revisions of previous estimates	78	11	153	234
Sales of minerals in place	(7)	(8)	—	(8)
Production	(41)	(282)	(17)	(105)
As of December 31, 2019	325	1,926	136	783
Revisions of previous estimates	—	(1)	(2)	(3)
Extensions and discoveries	62	461	54	193
Production	(44)	(334)	—	(100)
As of December 31, 2020	342	2,052	188	873
Sales of minerals in place	(9)	(15)	—	(12)
Revisions of previous estimates	(50)	320	(53)	(51)
Extensions and discoveries	73	450	43	190
Production	(31)	(421)	—	(101)
As of December 31, 2021	325	2,386	178	899

Total consolidated and equity interests in reserves at December 31, 2021	6,846	32,552	3,617	15,887

Net proved developed reserves as of December 31, 2019	5,766	24,449	2,009	11,850
Net proved developed reserves as of December 31, 2020	5,073	23,504	2,252	11,244
Net proved developed reserves as of December 31, 2021	5,493	28,426	3,039	13,269

Net proved undeveloped reserves as of December 31, 2019	1,383	6,106	709	3,110
Net proved undeveloped reserves as of December 31, 2020	2,071	9,565	868	4,533
Net proved undeveloped reserves as of December 31, 2021	1,353	4,126	578	2,618

Natural gas reserves are converted to BOE based on a 6:1 ratio: six Mcf of natural gas converts to one BOE.

Notable changes in proved reserves during the year ended December 31, 2019, included:

●	Purchases of minerals in place: The increases represent the acquisition of mineral interests in the AllDale and Wing Acquisitions. Please see Note 3 – Acquisitions in our consolidated financial statements for more information.

●	Revisions: Increases in oil & gas are also due to changes in the underlying commodity prices during the year and revisions of previous quantity estimates.

Notable changes in proved reserves during the year ended December 31, 2020, included:

●	Net change due to extensions and discoveries: The increases are a result of the addition of new properties by the operators under which we own mineral interests. In 2020, a net addition of 2,142 MBOE occurred primarily from the completion of 655 new wells on our acreage and from the addition of 877 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions: Increases in oil & gas are also due to changes in the underlying commodity prices during the year and revisions of previous quantity estimates.

Notable changes in proved reserves during the year ended December 31, 2021, included:

●	Net change due to extensions and discoveries: The increases are a result of the addition of new properties by the operators under which we own mineral interests. In 2021, a net addition of 1,181 MBOE occurred primarily from the completion of 843 new wells on our acreage and from the addition of 474 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions: Increases in oil & gas are also due to changes in the underlying commodity prices during the year and revisions of previous quantity estimates.

Standardized Measure of Discounted Future Net Cash Flows

In accordance with SEC and FASB requirements, future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the 12-month unweighted average of first-of-the-month commodity prices for the year ended December 31, 2021. All prices are adjusted for quality, transportation fees, energy content and regional basis differentials. Future cash inflows are computed by applying applicable prices relating to our proved reserves to the year end quantities of those reserves. Future production costs are derived based on current costs assuming continuation of existing economic conditions.  There are no future income tax expenses deducted from future production revenues in the calculation of the standardized measure because the ARLP Partnership is generally not subject to federal income taxes.  The ARLP Partnership is subject to certain state based taxes; however, these amounts are not material. See Note 2 – Summary of Significant Accounting Policies for further discussion.

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

	As of December 31,
	2021		2020		2019

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Future cash inflows	$577,114	$31,636	$302,112	$15,414	$463,972	$24,372
Future production costs and severance taxes	(43,474)	(2,484)	(21,555)	(1,244)	(34,997)	(1,515)
Future net cash flows (undiscounted)	533,640	29,152	280,557	14,170	428,975	22,857
Annual discount 10% for estimated timing	(260,718)	(13,980)	(130,341)	(6,406)	(198,025)	(10,642)
Total standardized measure (1)	$272,922	$15,172	$150,216	$7,764	$230,950	$12,215
(1)	Includes standardized discounted future net cash flows of approximately $17.9 million, $5.2 million and $12.5 million attributable to noncontrolling interests in the ARLP Partnership's consolidated subsidiaries as of December 31, 2021, 2020 and 2019, respectively.

The average realized product prices weighted by production over the remaining lives of the properties are presented in the table below:

	For the Year Ended December 31,
	2021	2020	2019
Oil (per Bbl)	$63.57	$36.95	$52.32
Natural gas (per Mcf)	2.98	0.88	1.83
NGLs (per Bbl)	21.13	7.99	21.95

Changes in the standardized measure of discounted future net cash flows related to the proved oil & gas reserves of the properties are as follows:

	As of December 31,
	2021		2020		2019

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Standardized measure, beginning of year	$150,216	$7,764	$230,950	$12,215	$—	$12,845
Purchases and sales of reserves in place, less related costs	15,358	(264)	(567)	—	231,287	(252)
Sales, net of production costs	(67,592)	(3,316)	(38,301)	(2,300)	(43,875)	(2,788)
Net changes due to extensions and discoveries	34,284	3,613	15,770	1,344	—	—
Net changes in prices and production costs	120,103	6,753	(67,524)	(3,906)	10,533	(2,517)
Revisions of previous quantity estimates	8,310	(871)	(2,843)	(378)	14,560	3,398
Accretion of discount	11,745	545	16,216	870	18,403	1,284
Changes in timing and other	498	948	(3,485)	(81)	42	245
Net increase (decrease) in standardized measures	122,706	7,408	(80,734)	(4,451)	230,950	(630)
Standardized measure, end of year	$272,922	$15,172	$150,216	$7,764	$230,950	$12,215

Net change in prices and production costs occur from one reporting period to another when the SEC reporting price for that period changes. For 2021, this was a major component of the overall reserves value change from 2020 due to the surge in global energy demand during the recovery from the economic downturn related to the COVID-19 pandemic during 2020.  For 2020, net changes in prices and production costs were major components of the overall reserves value change from 2019 due mainly to the COVID-19 pandemic and the subsequent decline in oil and gas demand.

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ALLIANCE RESOURCE PARTNERS, L.P.

CONDENSED BALANCE SHEETS (PARENT)

DECEMBER 31, 2021 AND 2020

(In thousands, except unit data)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,173	$2,174
Total current assets	2,173	2,174
OTHER ASSETS:
Investments in consolidated subsidiaries	1,277,110	1,146,491
Total other assets	1,277,110	1,146,491
TOTAL ASSETS	$1,279,283	$1,148,665

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accrued taxes other than income taxes	$100	$100
Total current liabilities	100	100
Total liabilities	100	100

PARTNERS' CAPITAL:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,279,183	1,148,565
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,279,283	$1,148,665

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS (PARENT)

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2021	2020	2019
EXPENSES:
General and administrative	$—	$—	$41
Total operating expenses	—	—	41

INCOME (LOSS) FROM OPERATIONS	—	—	(41)

Interest income	—	24	34
Equity in earnings of consolidated subsidiaries	178,157	(129,244)	399,421
NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$178,157	$(129,220)	$399,414

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$1.36	$(1.02)	$3.07

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	127,164,659	128,116,670

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT)

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands)

	Year Ended December 31,
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:	$52,157	$51,751	$278,308

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to Partners	(52,158)	(51,753)	(278,425)
Net cash used in financing activities	(52,158)	(51,753)	(278,425)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1)	(2)	(117)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,174	2,176	2,293
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,173	$2,174	$2,176

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

2.GUARANTEES

As the parent of the Intermediate Partnership, we are a guarantor of both the Credit Agreement and Senior Notes discussed in "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt" of this Annual Report on Form 10-K.  In addition to these guarantees, we have provided guarantees on surety indemnity agreements and financially guaranteed certain coal supply agreements. The duration of these guarantees varies. The maximum undiscounted potential future payment obligation for our guarantees of certain coal supply agreements as of December 31, 2021 is approximately $146.7 million as a result of elevated market prices.  These guarantees provide for compensation to customers based on additional cost to the customer to replace any contracted tons that our subsidiaries fail to deliver.  We do not expect to make any payments under these guarantees.

3.CASH DISTRIBUTIONS RECEIVED

We received distributions of $52.2 million, $51.8 million and $278.4 million from our consolidated subsidiaries during the years ended December 31, 2021, 2020, and 2019, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2021.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of December 31, 2021.

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

Management's Annual Report on Internal Control over Financial Reporting.  Management of the ARLP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  The ARLP Partnership's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements.  Our controls are designed to provide reasonable assurance that the ARLP Partnership's assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the ARLP Partnership's internal control over financial reporting.  Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2021 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the ARLP Partnership.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).  Based on its assessment, management concluded that, as of December 31, 2021, the ARLP Partnership's internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Grant Thornton LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report that is included herein.

Changes in Internal Controls Over Financial Reporting.  There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

During the three month period ended June 30, 2021, we discovered that certain of our computer systems were subject to a cyber incident that did not materially impact our business, financial position or results of operations.  We took appropriate steps in response to the incident, including providing individual notifications. Because of this incident and the recent focus nationally on increases in ransomware attacks and other cybersecurity incidents on critical infrastructure, we implemented two-factor authentication and other security enhancements for access to our internal network as well as improvements to our network backup and recovery processes.  We do not consider these changes to our information technology environment, under which many of our internal controls operate, to be material changes in our internal control over financial reporting, but expect that these changes will strengthen our overall system of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Alliance Resource Management GP, LLC

and the Unitholders of Alliance Resource Partners, L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alliance Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 25, 2022

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

Imothy
Name	Age	Position With Our General Partner

Joseph W. Craft III	71	Chairman, President and Chief Executive Officer

Brian L. Cantrell	62	Senior Vice President and Chief Financial Officer

R. Eberley Davis	64	Senior Vice President, General Counsel and Secretary

Robert J. Fouch	64	Vice President, Controller and Chief Accounting Officer

Robert G. Sachse	73	Executive Vice President

Kirk D. Tholen	49	Senior Vice President; also President, Alliance Minerals, LLC

Timothy J. Whelan	59	Senior Vice President - Sales and Marketing of Alliance Coal, LLC

Thomas M. Wynne	65	Senior Vice President and Chief Operating Officer

Nick Carter	75	Director and Member of Audit, Compensation and Conflicts Committees

Robert J. Druten	74	Director and Member of Audit, Compensation and Conflicts* Committees

John H. Robinson	71	Director and Member of Audit, Compensation* and Conflicts Committees

Wilson M. Torrence	80	Director and Member of Audit* and Compensation Committees

* Indicates Chairman of Committee.

Joseph W. Craft III has been President, Chief Executive Officer ("CEO") and a Director since August 1999, Chairman of the Board of Directors since January 1, 2019, and indirectly owns our general partner.  Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company's General Counsel and Chief Financial Officer.  He is a Director of the National Mining Association, and a Director and former Chairman of America's Power.  Mr. Craft is a Director and former Chairman of the Kentucky Chamber of Commerce.  He has been a Director of BOK Financial Corporation (NASDAQ: BOKF) since 2007 and chairman of its compensation committee since 2014.  Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at Massachusetts Institute of Technology. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

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

Kirk D. Tholen became Senior Vice President in December 2019 and also serves as President of ARLP's oil & gas minerals business.  Prior to his current position, Mr. Tholen most recently served as a Managing Director within the Oil & Gas Group and Head of the Acquisitions and Divestitures ("A&D") Practice for Houlihan Lokey in Houston.  From 2012 to 2015, he was Head of A&D for Credit Agricole CIB and was responsible for creating and leading their A&D platform to service domestic and cross-border client transactions as well as assisting in reserve-base lending, equity offerings and high yield debt offerings.  From 2006 to 2012, Mr. Tholen provided business development, marketing, transaction management, negotiating and closing services to clients at Albrecht & Associates, Inc., a sell-side E&P boutique advisory firm.  His previous industry experience also includes serving as a Region Engineer for BJ Services from 1996 to 2006, where he provided drilling and fracturing technical services to clients operating in the lower 48 and Gulf of Mexico predominately as a dedicated in-house engineer focused on drilling and completions for BP, Conoco and Devon.  Mr. Tholen began his career in 1992 joining UNOCAL's Louisiana inland waters and shallow shelf operation and reservoir engineering team.  He holds a Bachelor of Science degree in Chemical Engineering from the University of Louisiana at Lafayette and a Master of Business Administration degree from the University of Houston.

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

Nick Carter became a Director in April 2015.  Mr. Carter is a member of the Audit, Compensation and Conflicts Committees.  Mr. Carter retired as President and Chief Operating Officer of Natural Resource Partners L.P. (NYSE: NRP) on September 1, 2014, having served in such capacities since 2002 and in other roles for NRP or its affiliates since 1990.  Prior to 1990, Mr. Carter held various positions with MAPCO Coal Corporation and was engaged in the private practice of law.  Mr. Carter previously served on the board of directors, the audit committee and as chairman of the compensation committee of Community Trust Bancorp, Inc. (NASDAQ: CTBI).  Mr. Carter also previously served as chairman of the National Council of Coal Lessors for 12 years, as chairman of the West Virginia Chamber of Commerce, and as a board member of the West Virginia Coal Association, the Indiana Coal Council, the National Mining Association, and ACCCE.  Mr. Carter has served as a board member of the Kentucky Coal Association for over 20 years and currently is its Treasurer.  Mr. Carter holds Bachelor and Juris Doctorate degrees from the University of Kentucky and a Master of Business Administration degree from the University of Hawaii.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Carter should serve as a Director include his extensive experience in the coal and energy industries and in senior corporate leadership.

Robert J. Druten became a Director effective January 1, 2019.  Mr. Druten is Chairman of the Conflicts Committee and is a member of the Audit and Compensation Committees.  From January 2007 through 2018, Mr. Druten was a member of the board of directors of Alliance GP, LLC, the former general partner of Alliance Holdings GP, L.P. ("AHGP").  From September 1994 until his retirement in August 2006, Mr. Druten served as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc.  Mr. Druten holds a Bachelor of Science degree in Accounting from the University of Kansas as well as a Masters of Business Administration from Rockhurst University.  Mr. Druten previously served as Chairman of the Board of Directors of Kansas City Southern Industries, Inc. (NYSE: KSU), a transportation and financial services company, and was Chairman of its executive committee and a member of its compensation committee and nominating and governance committees, and now serves as a trustee of the voting trust holding KSU pending the Surface Transportation Board's review and approval of KSU's recent combination with Canadian Pacific Railway Limited.  Mr. Druten is also a Trustee and Chairman of the Board of Entertainment Properties Trust (NYSE: EPR), a real estate investment trust focused on the acquisition of movie theatre complexes and other entertainment related properties, and is a member of its audit, compensation, finance and governance committees.  Mr. Druten previously served as a director of American Italian Pasta, from 2007 until it was acquired by Ralcorp Holdings in July, 2010, where he was the Chair of the Audit Committee and also served on the Compensation Committee.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Druten should serve as Director are demonstrated by his lengthy and distinguished service as Chief Financial Officer of Hallmark, including direct oversight of a public company subsidiary, and his extensive experience serving as a director of public companies in multiple industries.

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

Board of Directors

Mr. Craft, who has been President and CEO and a member of the Board of Directors since ARLP's inception, assumed the Chairman role effective January 1, 2019 following the retirement of Mr. John P. Neafsey, who served as Chairman from ARLP’s inception through 2018.  We believe this leadership structure of the Board of Directors is appropriate for the Partnership given Mr. Craft's extensive knowledge of our industries, significant ownership position and proven leadership of the Partnership.

The Board of Directors generally administers its risk oversight function through the board as a whole.  The Chairman, President and CEO, who reports to the Board of Directors, and the other executives named above, who report to the Chairman, President and CEO or, in the case of Mr. Fouch, the CFO, have day-to-day risk management responsibilities.  At the Board of Directors' request, each of these executives attends the meetings of the Board of Directors, where the Board of Directors routinely receives reports on our financial results, the status of our operations and our safety performance, and other aspects of implementation of our business strategy, with ample opportunity for specific inquiries of management.  In addition, management provides periodic reports of the Partnership's financial and operational performance to each member of the Board of Directors.  The Audit Committee provides additional risk oversight through its quarterly meetings, where it receives a report from the Partnership's internal auditor, who reports directly to the Audit Committee, and reviews the Partnership's contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met nine times during 2021.  The Audit Committee's activities included, but were not limited to: (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2021, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor.  Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter.  A copy of the Audit Committee charter is publicly available on our website under "Investor Relations" at www.arlp.com and is available in print without charge to any unitholder who requests it.  Such requests should be directed to Investor Relations at (918) 295-7674.  The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

Our independent registered public accounting firm, Grant Thornton LLP ("Grant Thornton"), is responsible for expressing an opinion on the conformity of the audited financial statements with GAAP.  The Audit Committee reviewed with Grant Thornton its judgment as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee pursuant to the applicable requirements of the Public Company Accounting Oversight Board ("PCAOB") and the SEC.

The Audit Committee received written disclosures and the letter from Grant Thornton required by applicable requirements of the PCAOB Rule 3526, "Communication with Audit Committees Concerning Independence," and has discussed with Grant Thornton its independence from management and the ARLP Partnership.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2021 for filing with the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, other than as described below, during 2021 none of our directors or executive officers or persons who beneficially owned more than ten percent of a registered class of our equity securities were delinquent with respect to any of the filing requirements under Section 16(a), with the following exceptions: on March 8, 2021 ARLP units owned by Alliance Resource GP, LLC, an entity owned jointly by Mr. Craft and Kathleen S. Craft, were distributed to Mr. Craft and Mrs. Craft individually, and the Form 4s for such distribution inadvertently were not filed until April 19, 2021.

Reimbursement of Expenses of our General Partner and its Affiliates

Our general partner does not receive any management fee or other compensation in connection with its management of us.  Our general partner is reimbursed by us for all expenses incurred on our behalf.  Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee oversees the compensation of our general partner's executive officers, including the Chairman, President and CEO, our principal executive officer, the Senior Vice President and Chief Financial Officer, our principal financial officer, and the three most highly compensated executive officers in 2021, each of whom is named in the Summary Compensation Table (collectively, our "Named Executive Officers").  Our Named Executive Officers are employees of our operating subsidiary, Alliance Coal.

Compensation Objectives and Philosophy

The compensation of our Named Executive Officers is designed to achieve three key objectives: (i) provide a competitive compensation opportunity to allow us to recruit and retain key management talent, (ii) align executive officers' interests with unitholder interests and (iii) motivate and reward the executive officers for creating sustainable, capital-efficient growth in available cash to maximize unitholder returns.  In making decisions regarding executive compensation, the Compensation Committee reviews current compensation levels of other companies in the coal industry and other peers, considers the Chairman, President and CEO's assessment of each of the other executives, and uses its discretion to determine an appropriate total compensation package of base salary and short-term and long-term incentives.  The Compensation Committee intends for each executive officer's total compensation to be competitive in the marketplace and to effectively motivate the officer.  Based upon its review of our overall executive compensation program, the Compensation Committee believes the program is appropriately applied to our general partner's executive officers and is necessary to attract and retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance unitholder value.  Moreover, the Compensation Committee believes the total compensation opportunities provided to our general partner's executive officers create alignment with our long-term interests and those of our unitholders.  As a result, we do not maintain unit ownership requirements for our Named Executive Officers.

Setting Executive Compensation

We have not historically maintained employment agreements with any of our Named Executive Officers.  We provided an employment letter to our Senior Vice President, Mr. Tholen (the "Tholen Employment Letter"), in connection with his hiring in December 2019 setting forth the terms of his employment, which we determined were necessary to successfully hire Mr. Tholen and in the best interests of the Company. Mr. Tholen also serves as the President of Alliance Minerals, LLC. The Tholen Employment Letter provides for, among other things, (i) an initial annual base salary of $500,000, (ii) an award in 2019 under the LTIP having value on the grant date of $1 million and (iii) a one-time signing bonus of $1.5 million, which was paid in three cash installments of $500,000 each in December 2019, 2020 and 2021, subject to Mr. Tholen's continued employment through such dates. The Tholen Employment Letter also provides that if Mr. Tholen’s employment is involuntarily terminated on or before December 31, 2022, other than for Good Cause (as defined in the Tholen Employment Letter), Mr. Tholen will receive a severance payment in an amount equal to (a) two times Mr. Tholen's then-effective annual base salary plus (b) two times the then-effective standard payout for Mr. Tholen under the short-term incentive plan ("STIP"), which amount shall be paid at the time of Mr. Tholen's termination of employment. The foregoing description of the Tholen Employment Letter does not purport to be complete and is qualified in its entirety by reference to the full and complete text of the Tholen Employment Letter, which is filed as an exhibit to this filing.

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

Role of Executive Officers

Each year, the Chairman, President and CEO submits recommendations to the Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to our Named Executive Officers, excluding himself.  The Chairman, President and CEO bases his recommendations on his assessment of each executive's performance, experience, demonstrated leadership, job knowledge and management skills.  The Compensation Committee considers the recommendations of the Chairman, President and CEO as one factor in making compensation decisions regarding our Named Executive Officers.  Historically, and in 2021, the Compensation Committee and the Chairman, President and CEO have been substantially aligned on decisions regarding compensation of the Named Executive Officers.  As executive officers are promoted or hired during the year, the Chairman, President and CEO makes compensation recommendations to the Compensation Committee and works closely with the Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the Compensation Committee.  At the direction of the Compensation Committee, the Chairman, President and CEO and the Senior Vice President, General Counsel and Secretary attend certain meetings of the Compensation Committee.

Use of Peer Group Comparisons

The Compensation Committee believes that it is important to review and compare our performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually.  The peer group for 2021 included Alpha Metallurgical Resources, Inc., Arch Resources, Inc., Consol Energy, Inc., Natural Resource Partners L.P., Peabody Energy Corporation and Warrior Met Coal, Inc.  In assessing the competitiveness of our executive compensation program for 2021, the Compensation Committee, with the assistance of the Chairman, President and CEO, collected and analyzed peer group proxy information and developed a comparative analysis of base salaries, short-term incentives, total cash compensation, long-term incentives and total compensation.  The Compensation Committee uses the peer group data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers.  The Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

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

Base Salary

When reviewing base salaries, the Compensation Committee's policy is to consider the individual's experience, tenure and performance, the individual's level of responsibility, the position's complexity and its importance to us in relation to other executive positions, our financial performance, and competitive pay practices.  The Compensation Committee also considers comparative compensation data of companies in our peer group and the recommendation of the Chairman, President and CEO of our general partner.  Base salaries are reviewed annually to ensure continuing consistency with market levels, and adjustments to base salaries are made as needed to reflect movement in the competitive market as well as individual performance.  None of our Named Executive Officers received an increase in salary in 2021.

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

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of our core businesses.  (EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target, and it increases in relationship to our EBITDA, as adjusted, exceeding the minimum threshold.  Our STIP Guidelines provide that achieving the minimum threshold is the minimum acceptable result for a performance pay-out to occur under the STIP, although the Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion.  In 2021, the

Compensation Committee approved a minimum financial performance target of $371.1 million in EBITDA from current operations, normalized by excluding any charges for unit-based and directors' compensation.  For 2021, we exceeded the minimum performance target.

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

The performance measure for the STIP in 2022 will be EBITDA for current operations, excluding charges for unit-based and directors' compensation.  As discussed above, the Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out.  The Compensation Committee believes the STIP performance criteria for 2022 will be reasonably difficult to achieve and therefore support our key compensation objectives discussed above.

The Compensation Committee maintains discretion to grant cash bonus awards outside of the STIP to address special situations.

Equity Awards under the LTIP

Equity compensation pursuant to the LTIP is a key component of our executive compensation program.  Our LTIP is sponsored by Alliance Coal.  Under the LTIP, grants may be made of either (a) restricted units, (b) options to purchase common units (although to date, no grants of options have been made) or c) cash awards.  The Compensation Committee has authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period.  Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our general partner's Chairman, President and CEO, subject to review and approval by the Compensation Committee.  Grant levels are intended to support the objectives of the comprehensive compensation package described above.  The LTIP grants provide our Named Executive Officers with the opportunity to achieve a meaningful ownership stake in the Partnership, thereby assuring that their interests are aligned with our success.  Even though Mr. Craft was not granted an award under the LTIP from 2005 through 2021 with the exception of one grant in 2016, the Compensation Committee believes Mr. Craft's interests are directly aligned with the interests of our unitholders as a result of his ownership positions.  There is no formula for determining the size of awards to any individual recipient and, as it does when reviewing base salaries and individual STIP payments, the Compensation Committee considers its assessment of the individual's performance, our financial performance, compensation levels at peer companies in the coal industry and the recommendation of the Chairman, President and CEO.  Amounts realized from prior grants, including amounts realized due to changes in the value of our common units, are not considered in setting grant levels or other compensation for our Named Executive Officers.

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

The performance target applicable to restricted unit awards under the LTIP is based on a normalized EBITDA measure, with that measure typically being similar to the STIP measure for the year of the grant.  The target, however, requires achieving an aggregate performance level for the vesting period.  We typically issue grants under the LTIP at the beginning of each year, with the exceptions of new employees who begin employment with us at some other time and job promotions that may occur at some other time, although grants for 2021 were not made until April, 2021.  The compensation expense associated with LTIP grants is recognized over the vesting period in accordance with FASB Accounting Standards Codification ("ASC") 718, Compensation — Stock Compensation.

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

Grants for 2021 under the LTIP, made April 22, 2021, will cliff vest on January 1, 2024, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation, for the period January 1, 2021 through December 31, 2023.  Regardless of achieving the EBITDA target, the 2021 grants have a minimum value guarantee of either $2.53 or $3.79 per unit.  Grants for 2022 under the LTIP, made January 26, 2022, will cliff vest on January 1, 2025, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation, for the period January 1, 2022 through December 31, 2024.  Regardless of achieving the EBITDA target, the 2022 grants have a minimum value guarantee of either $9.62 or $6.41 per unit.  The LTIP provides the Compensation Committee with discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant.  The Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the LTIP will be reasonably difficult to satisfy and therefore support our key compensation objectives discussed above.

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

Perquisites and Personal Benefits

The Partnership provides a limited amount of perquisites and personal benefits to the Named Executive Officers in keeping with the Compensation Committee's objectives to provide competitive compensation to motivate and reward executive officers for creating sustainable, capital-efficient growth in available cash.  These perquisites and personal benefits typically include amounts for items such as tax preparation fees and annual physical medical exams, and are reviewed annually by the Compensation Committee.

Compensation Committee Report

The Compensation Committee has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Summary Compensation Table

					Non-Equity
				Unit	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation
Position	Year		(1)	(2)(3)	(4)	(5)	Total

Joseph W. Craft III	2021	$1	$—	$—	$—	$—	$1
President, Chief Executive	2020	1	—	—	—	—	1
Officer and Chairman	2019	1	—	—	—	12,962	12,963

Brian L. Cantrell,	2021	309,846	—	567,182	250,000	30,443	1,157,471
Senior Vice President and	2020	309,846	289,513	756,965	—	181,843	1,538,167
Chief Financial Officer	2019	299,846	—	529,161	213,000	66,612	1,108,619

R. Eberley Davis	2021	351,635	—	722,394	365,000	41,768	1,480,797
Senior Vice President,	2020	351,635	377,249	964,133	—	248,531	1,941,548
General Counsel and Secretary	2019	341,154	—	673,993	274,000	86,768	1,375,915

Kirk D. Tholen	2021	509,615	500,000	1,194,061	540,000	152,688	2,896,364
Senior Vice President; also	2020	500,000	500,000	862,779	500,000	421,764	2,784,543
President Alliance Minerals, LLC	2019	—	500,000	1,016,237	83,000	69,978	1,669,215

Thomas M. Wynne	2021	411,769	—	835,818	400,000	43,588	1,691,175
Senior Vice President and	2020	411,769	391,899	1,114,122	—	267,645	2,185,435
Chief Operating Officer	2019	398,231	—	774,261	280,000	80,287	1,532,779
(1)	The amounts for Messrs. Cantrell, Davis and Wynne represent cash bonuses paid in December 2020. The amounts for Mr. Tholen represent the three installments of his signing bonus. Please see "Item 11. Compensation Discussion and Analysis—Setting Executive Compensation" for a description of the terms of Mr. Tholen's employment.

(2)	Restricted units granted in February 2020 were determined to be improbable of vesting and amended during the fourth quarter of 2020 for all LTIP participants other than Mr. Tholen, including Messrs. Cantrell, Davis and Wynne. The amendments modified the performance vesting requirement and granted additional restricted units. The modified performance vesting requirement makes it probable the awards will vest. As a result, the amounts for 2020 for Messrs. Cantrell, Davis, and Wynne include $409,822, $521,981 and $603,944, respectively, representing the grant date fair value of the restricted units when originally granted in February 2020, and $213,857, $272,385 and $315,156, respectively, representing the fair value of the same restricted units at the date of modification in December 2020. The fair value of the modified awards was calculated by taking the fair value of the modified awards at the date of modification minus the fair value of the original awards immediately prior to modification. Since the original awards granted in February 2020 were determined to be improbable of vesting, the fair value of the original awards immediately prior to modification was zero. The 2020 amounts also include the grant date fair value of the additional restricted units granted in December 2020. The grants include a minimum value guarantee. For Mr. Tholen, the 2020 amount represents the grant date fair value of the restricted units when originally granted in February 2020. The restricted units granted to Mr. Tholen in February 2020 (as well as the restricted units granted to him in 2019) were canceled in December 2020 and replaced with a cash service award that is payable one-half in February 2022 and one-half in February 2023. Mr. Craft did not receive any grants under the LTIP during 2020.

(3)	Other than the restricted units which were modified in December 2020 and discussed in footnote (2) above, the Unit Awards represent the aggregate grant date fair value of restricted units granted pursuant to FASB ASC 718, using the same assumptions as used for financial reporting purposes and which are more fully described in "Item 8. Financial Statements and Supplementary Data—Note 17 – Common Unit-Based Compensation Plans," to each Named Executive Officer under the LTIP in the respective year. The restricted units that were granted in 2018 were settled in cash at $4.99 per unit in December 2020. The cash settlement is included in "All Other Compensation" in 2020. The restricted units that were granted in 2019 were canceled in December 2020 since it was determined that the vesting requirements for these restricted units were not probable of being satisfied. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the LTIP" for a description of the terms of the awards.

(4)	Amounts represent the STIP bonus earned for the respective year. STIP payments typically are made in the first quarter of the year following the year in which they are earned, however the STIP payment to Mr. Tholen in 2020 was made in December 2020. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards."

(5)	For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price of our common units on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000. In addition, the amounts for 2020 include cash settlement in December 2020 of restricted units that were granted under the LTIP in 2018. A reconciliation of the 2021 amounts is as follows:

		Profit Sharing Plan
		Employer
	SERP	Contribution	Perquisites (a)	Total

Joseph W. Craft III	$—	$—	$—	$—

Brian L. Cantrell	7,243	23,200	—	30,443

R. Eberley Davis	18,568	23,200	—	41,768

Kirk D. Tholen	91,514	23,200	37,974	152,688

Thomas M. Wynne	20,388	23,200	—	43,588
a)	For Mr. Tholen, perquisites and other personal benefits comprised of relocation related expenses of $37,834 and tax preparation fees of $140.

Grants of Plan-Based Awards Table

									All Other
			Estimated Future Payouts Under			Estimated Future Payouts Under			Unit	Grant Date
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Awards:	Fair Value
			Threshold	Target	Maximum	Threshold	Target	Maximum	Number of	of Unit
Name	Grant Date	Approved Date	(3)	(4)	(3)	(5)	(6)	(5)	Units (7)	Awards (8)
Joseph W. Craft III	May 14, 2021	(1), (2)							4,785	29,284
	August 13, 2021	(1), (2)							3,636	29,633
	November 12, 2021	(1), (2)							5,062	55,125
									13,483	114,042

Brian L. Cantrell	April 27, 2021	April 27, 2021					94,060		—	567,182
	May 14, 2021	(1), (2)					—		688	4,211
	August 13, 2021	(1), (2)					—		523	4,262
	November 12, 2021	(1), (2)					—		728	7,928
	December 31, 2021	(2)					—		573	7,243
	January 27, 2021	January 19, 2022		250,000			—		—	—
				250,000			94,060		2,512	590,826

R. Eberley Davis	April 27, 2021	April 27, 2021					119,800		—	722,394
	May 14, 2021	(1), (2)					—		1,034	6,328
	August 13, 2021	(1), (2)					—		786	6,406
	November 12, 2021	(1), (2)					—		1,094	11,914
	December 31, 2021	(2)					—		1,469	18,568
	January 27, 2021	January 19, 2022		365,000			—		—	—
				365,000			119,800		4,383	765,610

Kirk D. Tholen	April 27, 2021	April 27, 2021					198,020		—	1,194,061
	May 14, 2021	(1), (2)					—		614	3,758
	August 13, 2021	(1), (2)					—		466	3,798
	November 12, 2021	(1), (2)					—		649	7,068
	December 31, 2021	(2)					—		7,240	91,514
	January 27, 2021	January 19, 2022		540,000			—		—	—
				540,000			198,020		8,969	1,300,199

Thomas M. Wynne	April 27, 2021	April 27, 2021					138,610		—	835,818
	May 14, 2021	(1), (2)					—		1,030	6,304
	August 13, 2021	(1), (2)					—		783	6,381
	November 12, 2021	(1), (2)					—		1,089	11,859
	December 31, 2021	(2)					—		1,613	20,388
	January 27, 2021	January 19, 2022		400,000			—		—	—
				400,000			138,610		4,515	$880,750
(1)	In accordance with the provisions of the SERP, a participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions when we pay a distribution to our common unitholders, which is added to the account balance in the form of phantom units.

(2)	These contributions are made in accordance with the SERP plan document that has been approved by the Compensation Committee. Therefore, these contributions are not separately approved by the Compensation Committee.

(3)	Awards under the STIP are subject to our achieving an annual financial performance target each year. However, determination of individual awards under the STIP is based upon an assessment of the Named Executive Officer's performance, comparative compensation data of companies in our peer group and recommendation of the Chairman, President and CEO. The STIP does not specify any threshold or maximum payout amounts. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

(4)	These amounts represent awards pursuant to our STIP. On January 27, 2021, the Compensation Committee set the EBITDA target amount for use in determining the total plan payout for 2021. The discretionary payout allocations to all participating employees is determined after the year is completed. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

(5)	Grants of restricted units under our LTIP are generally not subject to minimum thresholds, targets or maximum payout conditions. However, the vesting of these grants is subject to the satisfaction of certain performance criteria. The grants include a minimum value guarantee. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(6)	These awards are grants of restricted units pursuant to our LTIP. The grants include a minimum value guarantee. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(7)	These awards are phantom units added to each Named Executive Officer's SERP notional account balance. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

(8)	We calculated the fair value of LTIP awards granted on April 27, 2021 to our Named Executive Officers using a value of $6.03 per unit, the closing unit price on the grant date. We calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted. Phantom units granted under the SERP vest on the date granted.

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

Long-Term Incentive Plan

Under the LTIP, grants may be made of either (a) restricted units, (b) options to purchase common units, although to date, no grants of options have been made, and (c) cash awards.  Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our general partner's Chairman, President and CEO, subject to the review and approval of the Compensation Committee.  Restricted units granted under the LTIP are "phantom" or notional units that upon vesting entitle the participant to receive an ARLP unit.  Restricted units granted under the LTIP vest at the end of a stated period from the grant date (which is currently approximately three years for all outstanding restricted units), provided we achieve an aggregate performance target for that period.  The performance target is based on a normalized EBITDA measure, with that measure typically being similar to the STIP measure for the year of the grant.  The target, however, requires achieving an aggregate performance level for the three-year period.  The grants include a minimum value guarantee.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

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

In addition, in 2020 the Compensation Committee approved new 2020 service-based vesting LTIP awards. These awards are denominated in cash and payable 75% in February 2022 and 25% in February 2023 for all participants other than Mr. Tholen.  The restricted units granted to Mr. Tholen in February 2020 and in 2019 were cancelled in December 2020 and replaced with a service-based vesting award denominated in cash and payable one-half in February 2022 and one-half in February 2023.  The only condition of these service-based vesting awards is that the participant remain employed at the time of payment.

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

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

				Salary and
				Bonus as a % of
		Salary and	Total	Total
Name	Year	Bonus ($) (1)	Compensation ($)	Compensation (1)

Joseph W. Craft III	2021	$1	$1	100.0%

Brian L. Cantrell	2021	309,846	1,157,471	26.8%

R. Eberley Davis	2021	351,635	1,480,797	23.7%

Kirk D. Tholen	2021	1,009,615	2,896,364	34.9%

Thomas M. Wynne	2021	411,769	1,691,175	24.3%
(1)	Percentages were calculated using the base salary and discretionary bonus of the Named Executive Officers. The only discretionary bonus we provided in 2021 to our Named Executive Officers were to Mr. Tholen. Incentive awards paid pursuant to our STIP are deemed to be performance-based non-equity incentive compensation awards and are not included within the discretionary bonus amounts.

Outstanding Equity Awards at 2021 Fiscal Year End Table

Equity
	Equity	Incentive Plan
	Incentive Plan	Awards:
	Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Units or Other	Units or
	Rights That	Other Rights
	Have Not	That Have
Name	Vested (1)	Not Vested (2)

Joseph W. Craft III	—	$—

Brian L. Cantrell	163,212	2,062,999

R. Eberley Davis	207,878	2,627,578

Kirk D. Tholen	198,020	2,502,973

Thomas M. Wynne	240,239	3,036,621
(1)	Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2021. Subject to our achieving financial performance targets, these units will vest as follows:

	January 1,
Name	2023	2024
Joseph W. Craft III	—	—

Brian L. Cantrell	69,152	94,060

R. Eberley Davis	88,078	119,800

Kirk D. Tholen	—	198,020

Thomas M. Wynne	101,629	138,610

Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."  All grants of restricted units under the LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

(2)	Stated values are based on $12.64 per unit, the closing price of our common units on December 31, 2021, the final market trading day of 2021.

Units Vested for 2021

Our Named Executive Officers did not have any restricted units granted under the LTIP that vested during 2021. For more information on the LTIP, please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

Nonqualified Deferred Compensation Table for 2021

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals	Balance
	in Last Fiscal	in Last Fiscal	in Last Fiscal	in Last Fiscal	at Last Fiscal
Name	Year ($) (1)	Year ($) (2)	Year ($) (3)	Year ($) (1)	Year End ($) (4)
Joseph W. Craft III	$—	$—	$2,466,208	$—	$3,726,639

Brian L. Cantrell	—	7,243	354,295	—	542,597

R. Eberley Davis	—	18,568	532,782	—	823,635

Kirk D. Tholen	—	91,514	315,998	—	569,002

Thomas M. Wynne	—	20,388	530,476	—	821,967
(1)	Column not applicable.

(2)	Amounts represent awards of phantom units contributed to each Named Executive Officer's SERP notional account balance. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan." These amounts have also been included within the "All Other Compensation" column of the Summary Compensation Table for the 2021 year.

(3)	Amounts represent earnings accrued during 2021 on each Named Executive Officer's SERP notional account balance for additional phantom units as a result of quarterly distributions on our common units and changes in the market value of the notional account balance. The market value of the notional account balance at the end of 2021 and 2020 was $12.64 and $4.48 per common unit, respectively. Earnings were not above-market or preferential.

(4)	Amounts represent the Named Executive Officer's cumulative notional account balance of phantom units valued at $12.64, the closing price of our common units on December 31, 2021, the final market trading day of 2021. The amounts include aggregate phantom unit quarterly distributions, changes in market value and the following aggregate amounts contributed since inception to each Named Executive Officer's SERP notional account balance including the amounts contributed in the last fiscal year shown in the table above: Mr. Craft, $670,927; Mr. Cantrell, $391,227; Mr. Davis, $626,766; Mr. Tholen; $281,148; and Mr. Wynne, $548,021. These amounts contributed since inception, other than the amounts contributed in the last fiscal year, were previously reported as compensation in the Summary Compensation Table in previous years.

Narrative Discussion Relating to the Nonqualified Deferred Compensation Table for 2021

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

The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in "Item 11. Nonqualified Deferred Compensation Table for 2021" and the amounts each of the Named Executive Officers could receive under the LTIP have been previously disclosed in "Item 11. Outstanding Equity Awards at 2021 Fiscal Year End Table", in each case assuming the triggering event occurred on December 31, 2021.  In addition, if a Named Executive Officer's employment were terminated as a result of one of certain enumerated events in the SERP, the Named Executive Officer would receive an amount based on an allocation for the year of termination.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan" for additional information regarding the enumerated events and allocation determination.  The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

As noted above, the Tholen Employment Letter provides that if Mr. Tholen's employment is involuntarily terminated on or before December 31, 2022, other than for Good Cause (as defined in the Tholen Employment Letter), Mr. Tholen will receive a severance payment in an amount equal to two times Mr. Tholen's then-effective annual base salary plus his target STIP award, which as of December 31, 2021 would equal $2,000,000.

Director Compensation

The sole member of our general partner has the right to set the compensation of the directors of our general partner.  Typically, such compensation has been set by the Compensation Committee with the concurrence of Mr. Craft, who indirectly owns our general partner.  Mr. Craft, our only employee director, received no director compensation for 2021, and all compensation that Mr. Craft received in his capacity as an employee is set forth above within the Summary Compensation Table.  The directors of MGP devote 100% of their time as directors of MGP to the business of the ARLP Partnership.

Director Compensation Table for 2021

					Change in Pension
				Non-Equity	Value and
	Fees earned	Unit	Option	Incentive Plan	Nonqualified Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($) (2)(3)	($)(1)	($)(1)	Earnings ($)(1)	($)(1)	Total ($)
Robert J. Druten	$176,000	$4,621	$—	$—	$—	$—	$180,621
John H. Robinson	176,000	—	—	—	—	—	176,000
Wilson M. Torrence	196,000	3,795	—	—	—	—	199,795
Nick Carter	166,000	—	—	—	—	—	166,000
(1)	Columns are not applicable.

(2)	Amounts represent the grant date fair value of equity awards in 2021 related to deferrals of distributions earned on deferred units (computed pursuant to FASB ASC 718, using the same assumptions as used for financial reporting purposes and which are more fully described in "Item 8. Financial Statements and Supplementary Data—Note 17 – Common Unit-Based Compensation Plans"). Please see Narrative to Director Compensation Table, below.

(3)	At December 31, 2021, each director had the following number of "phantom" ARLP common units credited to his notional account under MGP's Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan"):

Directors
Deferred
Compensation
Name	Plan (in Units)
Robert J. Druten	11,931

John H. Robinson	—

Wilson M. Torrence	9,793

Nick Carter	—

Narrative to Director Compensation Table

Compensation for our non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis.  The annual retainer for calendar year 2021 was $166,000. Mr. Torrence also was entitled to cash compensation of $30,000 for service as Chairman of the Audit Committee, and Mr. Robinson and Mr. Druten also were entitled to additional cash compensation of $10,000 each for service as Chairman of the Compensation Committee and the Conflicts Committee, respectively.  Directors have the option to defer all or part of their cash compensation pursuant to the Directors' Deferred Compensation Plan by completing an election form prior to the beginning of each calendar year.  No director elected to defer cash compensation in 2021.

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

For 2021, our last completed fiscal year:

●	The median of the annual total compensation of all employees of our company (other than the CEO) was $71,753.
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table was $1.
●	Based on this information, for 2021 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 0.00001 to 1.

To determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	Using the same median employee identified in 2020, we combined all of the elements of such employee's compensation for the 2021 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $71,753, comprised of such employee's W-2 compensation of $65,548 and contributions in the amount of $6,205 that we made on the employee's behalf to our 401(k) plan for the 2021 year.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the "Total" column of our 2021 Summary Compensation Table.

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

The following table sets forth certain information as of February 2, 2022, regarding the beneficial ownership of common units held by (a) each director of our general partner, (b) each executive officer of our general partner identified in the Summary Compensation Table included in "Item 11. Executive Compensation" above, (c) all directors and executive officers as a group, and (d) each person known by our general partner to be the beneficial owner of 5% or more of our common units.  The address of our general partner and, unless otherwise indicated in the footnotes to the table below, each of the directors, executive officers and 5% unitholders reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119.  Unless otherwise indicated in the footnotes to the table below, the common units reflected as being beneficially owned by our general partner's directors and Named Executive Officers are held directly by such directors and officers.  The percentage of common units beneficially owned is based on 127,195,219 common units outstanding as of February 2, 2022.

		Percentage of Common
	Common Units	Units
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)	19,488,253	15.3%
Nick Carter	20,000	*
Robert J. Druten	25,628	*
John H. Robinson	7,462	*
Wilson M. Torrence	40,396	*
Brian L. Cantrell	189,332	*
R. Eberley Davis	140,146	*
Robert J. Fouch	46,318	*
Robert G. Sachse	203,736	*
Kirk D. Tholen	—	*
Timothy J. Whelan	65,601	*
Thomas M. Wynne (2)	1,146,709	*
All directors and executive officers as a group (13 persons)	21,373,581	16.8%

5% Common Unit Holder
Kathleen S. Craft	16,223,539	12.8%
*	Less than one percent.

(1)	The common units attributable to Mr. Craft consist of (i) 19,319,651 common units held directly by him and (ii) 168,602 common units attributable to Mr. Craft's spouse.

(2)	The common units attributable to Mr. Wynne consist of (i) 795,673 common units held directly by him and (ii) 351,036 common units held through a trust and another entity controlled by him.

Equity Compensation Plan Information

	Number of units to be issued upon		Number of units remaining
	exercise/vesting of outstanding	Weighted-average exercise	available for future issuance
	options, warrants and rights	price of outstanding options,	under equity compensation plans
Plan Category	as of December 31, 2021	warrants and rights	as of December 31, 2021 (1)
Equity compensation plans approved by unitholders:
Long-Term Incentive Plan	3,130,475	N/A	26,485
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	646,974	N/A	N/A
Directors' Deferred Compensation	21,724	N/A	N/A

(1)	We believe that we have sufficient capacity under our compensation plan to cover granted awards after consideration of future forfeitures and expected tax withholdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the related-party transactions discussed in "Item 8. Financial Statements and Supplementary Data— Note 11 — Partners' Capital and Note 21 — Related-Party Transactions," ARLP has the following additional related-party transactions:

Related-Party Transactions

The Board of Directors and its Conflicts Committee review our related-party transactions that involve a potential conflict of interest between MGP, which holds a non-economic general partner interest in ARLP, or any of its affiliates and ARLP or its subsidiaries or any other partner of ARLP to determine that such transactions reflect market-clearing terms and customary conditions.  As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to us and our limited partners.

Administrative Services

On April 1, 2010, effective January 1, 2010, ARLP entered into an Administrative Services Agreement with our general partner, our Intermediate Partnership and AGP.  Under the Administrative Services Agreement, certain employees, including some executive officers, provided administrative services for AGP and its affiliates.

Our partnership agreement provides that MGP and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, director fees and expenses, management's salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services.  MGP may determine in its sole discretion the expenses that are allocable to us.  Total costs billed to us by our general partner and its affiliates were approximately $0.7 million for the year ended December 31, 2021.  The executive officers of our general partner are employees of and paid by Alliance Coal, and the reimbursement we pay to our general partner pursuant to the partnership agreement does not include any compensation expenses associated with them.

JC Land

Our subsidiary, ASI, has a time-sharing agreement with Mr. Craft and Mr. Craft's affiliate, JC Land, LLC ("JC Land"), concerning their use of aircraft owned by Alliance Service, Inc. ("ASI") for purposes other than our business.  In accordance with the provisions of that agreement, Mr. Craft and JC Land paid ASI $0.06 million for the year ended December 31, 2021 for use of the aircraft.  In addition, Alliance Coal has a time-sharing agreement with JC Land concerning Alliance Coal's use of an airplane owned by JC Land.  In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.1 million for the year ended December 31, 2021 for use of the aircraft.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots employed by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.  JC Land paid us $0.2 million in 2021 pursuant to this agreement.  Separately, we billed JC Land $0.3 million during 2021 for fuel, maintenance, pilot travel, etc. paid by us on their behalf.

Craft Foundations

In 2001, SGP Land, LLC as successor in interest to an unaffiliated third party, entered into an amended mineral lease with MC Mining. In December 2018, the property subject to the lease was transferred to the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation, which each hold an undivided one-half interest (the "Craft Foundations"). Under the terms of the lease, MC Mining was required to pay an annual minimum royalty of $0.3 million until $6.0 million of cumulative annual minimum and/or earned royalty payments had been paid. The cumulative annual minimum lease requirement of $6.0 million was met in 2015.  MC Mining paid no earned royalties in 2021 or 2020 and paid $0.3 million in 2019.

Craft Foundations

Tunnel Ridge has a surface land lease with an annual payment of $0.2 million, payable in January of each year with the Craft Foundations, which hold an undivided one-half interest each.

Omnibus Agreement

We are party to an omnibus agreement with MGP and AGP, which govern potential competition among us and the other parties to this agreement.  Pursuant to the terms of the omnibus agreement, AGP and its affiliates agreed, for so long as Mr. Craft controls MGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless it first offers us the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors, with the concurrence of its Conflicts Committee, elects to cause us not to pursue such opportunity or acquisition. In addition, AGP has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided AGP offers us the opportunity to purchase the coal assets following their acquisition.  The restriction does not apply to the assets retained and business conducted by an affiliate of AGP at the closing of our initial public offering.  Except as provided above AGP and its affiliates are prohibited from engaging in activities wherein they compete directly with us.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Grant Thornton LLP is our independent registered public accounting firm for the 2021 year.  The firm of Ernst & Young LLP was our independent registered public accounting firm for the 2020 year.  The following table sets forth fees paid to Grant Thornton LLP and Ernst & Young LLP during the years ended December 31, 2021 and 2020:

	2021	2020

	(in thousands)
Audit Fees (1)	$670	$1,349
Audit-related fees (2)	—	—
Tax fees (3)	—	339
All other fees	—	—
Total	$670	$1,688
(1)	Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

(2)	Audit-related fees include fees related to acquisition due diligence and accounting consultations.

(3)	Tax fees consist primarily of services rendered for tax compliance, tax advice, and tax planning. There were no tax services provided by Grant Thornton LLP for 2021.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements and Supplementary Data.

(a)(2)Financial Statement Schedule.

Schedule I – Condensed Financial Information of Registrant	148

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)          The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.3	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017
3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.5	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.6	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634680	3.9	02/23/2018

3.7	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.3	06/06/2018

3.8	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of June 1, 2018.	8-K	000-26823 1883834	3.4	06/06/2018

3.9	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.5	06/06/2018

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC, dated as of May 31, 2018.	8-K	000-26823 1883834	3.7	06/06/2018

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., included in this Exhibit Index as Exhibit 3.2).	8-K	000-26823 17990766	3.2	07/28/2017

4.2	Indenture, dated as of April 24, 2017, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource	8-K	000-26823 17798539	4.1	04/24/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

	Partners, L.P., as parent, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.3	Form of 7.500% Senior Note due 2025 (included in Exhibit 4.2).	8-K	000-26823 17778550	4.1	04/24/2017

4.4	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934.					☑

10.1	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-26823 11823116	10.1	05/09/2011

10.2	Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 1782487	10.25	11/13/2001

10.3	First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 02827517	10.32	11/14/2002

10.4	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.5	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.6	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.7	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.8(1)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

10.9(1)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.10(1)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.11(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.12(1)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.13	Guaranty by Alliance Resource Partners, L.P. dated March 16, 2012	10-Q	000-26823 12825281	10.3	05/09/2012

10.14(2)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-26823 12825281	10.1	05/09/2012

10.15(2)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.	10-Q/A	000-26823 12947715	10.2	07/05/2012

10.16	Amended and Restated Charter for the Audit Committee of the Board of Directors dated February 23, 2009	10-K	000-26823 09647063	10.35	03/02/2009

10.17	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.18	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.19(1)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

10.20(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.21(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.22(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.23(1)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 09647063	10.52	03/02/2009

10.24(1)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

10.25(1)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	02/28/2011

10.26	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.27(2)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-26823 091164883	10.2	11/06/2009

10.28	Amended and Restated Charter for the Compensation Committee of the Board of Directors dated February 23, 2010.	10-K	000-26823 10638795	10.49	02/26/2010

10.29	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-26823 101000555	10.1	08/09/2010

10.30	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-26823 101000555	10.2	08/09/2010

10.31	Purchase and Sale Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as buyer and Alliance Coal, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, River View Coal, LLC, Sebree Mining, LLC, Tunnel Ridge, LLC and White County Coal, LLC, as originators	8-K	000-26823 141277053	10.1	12/10/2014

10.32	Sale and Contribution Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as seller and AROP Funding, LLC, as buyer	8-K	000-26823 141277053	10.2	12/10/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.33	Receivables Financing Agreement, dated as of December 5, 2014, among Borrower, PNC Bank, National Association, as administrative agent as well as the letter of credit bank, the persons from time to time party thereto as lenders, the persons from time to time party thereto as letter of credit participants, and Alliance Coal, LLC, as initial servicer	8-K	000-26823 141277053	10.3	12/10/2014

10.34	Performance Guaranty, dated as of December 5, 2014, by AROP in favor of PNC Bank, National Association, as administrative agent	8-K	000-26823 141277053	10.4	12/10/2014

10.35	Master Lease Agreement, dated as of October 29, 2015, between Alliance Resource Operating Partners, L.P., Hamilton County Coal, LLC and White Oak Resources LLC, as lessees, and PNC Equipment Finance, LLC and the other lessors named therein.	8-K	000-26823 151198024	10.1	11/04/2015

10.36(1)	The Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan as amended by the Third Amendment and Fourth Amendment	10-K	000-26823 161460619	10.46	02/26/2016

10.37	First Amendment to the Receivables Financing Agreement, dated as of December 4, 2015	10-Q	000-26823 161634229	10.1	05/10/2016

10.38	Second Amendment to the Receivables Financing Agreement, dated as of February 24, 2016	10-Q	000-26823 161634229	10.2	05/10/2016

10.39	Joinder Agreement, dated as of February 24, 2016, among Warrior Coal, LLC, Webster County Coal, LLC, White Oak Resources LLC and Hamilton County Coal, LLC, dated as of February 24, 2016	10-Q	000-26823 161634229	10.3	05/10/2016

10.40	Third Amendment to the Receivables Financing Agreement, dated as of December 2, 2016	10-K	000-26823 17636362	10.45	02/24/2017

10.41	Fourth Amendment to the Receivables Financing Agreement, dated as of November 27, 2017	10-K	000-26823 18634680	10.47	02/23/2018

10.42	Fifth Amendment to the Receivables Financing Agreement, dated as of January 17, 2018	10-K	000-26823 18634680	10.48	02/23/2018

10.43	Sixth Amendment to the Receivables Financing Agreement, dated as of June 19, 2018	10-Q	000-26823 18994075	10.2	08/06/2018

10.44	Seventh Amendment to the Receivables Financing Agreement, dated as of January 16, 2019	10-K	000-26823 19624803	10.52	02/22/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.45	Subscription Agreement for Partnership Interest - General Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals, LP and AllDale Mineral Management, LLC.	10-K	000-26823 19624803	10.53	02/22/2019

10.46	Subscription Agreement for Partnership Interest - Limited Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals, LP and AllDale Mineral Management, LLC.	10-K	000-26823 19624803	10.54	02/22/2019

10.47	Subscription Agreement for Partnership Interest - General Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals II, LP and AllDale Mineral Management II, LLC.	10-K	000-26823 19624803	10.55	02/22/2019

10.48	Subscription Agreement for Partnership Interest - Limited Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals II, LP and AllDale Mineral Management II, LLC.	10-K	000-26823 19624803	10.56	02/22/2019

10.49	AllDale Minerals, LP Joinder Agreements dated January 3, 2019 by and among Alliance Royalty, LLC, AllRoy GP, LLC and AllDale Minerals, LP.	10-K	000-26823 19624803	10.57	02/22/2019

10.50	AllDale Minerals II, LP Joinder Agreements dated January 3, 2019 by and among Alliance Royalty, LLC, AllRoy GP, LLC and AllDale Minerals II, LP.	10-K	000-26823 19624803	10.58	02/22/2019

10.51	Purchase and Sale Agreement by and between Wing Resources LLC, and Wing Resources II LLC, as sellers, and Alliance Resource Partners, L.P., as buyer, dated as of June 21, 2019.	10-Q	000-26823 19997858	10.1	08/05/2019

10.52	Eighth Amendment to the Receivables Financing Agreement, dated as of October 22, 2019.	10-Q	000-26823 191192460	10.2	11/05/2019

10.53	Employment letter to Kirk Tholen, dated October 21, 2019.	10-K	000-26823 20636450	10.61	02/20/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.54	Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 20711345	10.1	03/13/2020

10.55	Fifth Amendment to the Alliance Coal and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan.	8-K	000-26823 201385345	10.1	12/14/2020

10.56	Ninth Amendment to the Receivables Financing Agreement, dated as of January 15, 2021.	10-K	000-26823 21663570	10.64	02/23/2021

10.57	Tenth Amendment to the Receivables Financing Agreement, dated as of January 14, 2022.					☑

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers	10-K	000-26823 13656028	14.1	03/01/2013

16.1	Letter of Ernst & Young LLP, dated as of March 1,2021.	8-K	000-26823 21695057	16.1	03/01/2021

21.1	List of Subsidiaries.					☑

23.1	Consent of Grant Thornton LLP.					☑

23.2	Consent of Ernst & Young LLP.					☑

23.3	Consent of Netherland, Sewell & Associates, Inc.					☑

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 25, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 25, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer and Chairman of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 25, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						☑

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 25, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

☑

95.1	Federal Mine Safety and Health Act Information					☑

96.1	Henderson/Union Resources SEC S-K 1300 Technical Report Summary dated February 2022.					☑

96.2	River View Mine SEC S-K 1300 Technical Report Summary February 2022.					☑

96.3	Hamilton Mine SEC S-K 1300 Technical Report Summary dated February 2022.					☑

96.4	Gibson South Mine SEC S-K 1300 Technical Report Summary dated February 2022.					☑

96.5	Tunnel Ridge Mine SEC S-K 1300 Technical Report Summary dated February 2022.					☑

99.1	Report of Netherland, Sewell & Associates, Inc., dated January 7, 2022					☑

101	Interactive Data File (Form 10-K for the year ended December 31, 2021 filed in Inline XBRL).					☑

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					☑

* Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

(1)	Denotes management contract or compensatory plan or arrangement.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act, as amended, and the omitted material has been separately filed with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 25, 2022.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft III
Joseph W. Craft III
President, Chief Executive
Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Craft III	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 25, 2022
Joseph W. Craft III

/s/ Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Brian L. Cantrell

/s/ Robert J. Fouch	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Robert J. Fouch

/s/ Nick Carter	Director	February 25, 2022
Nick Carter

/s/ Robert J. Druten	Director	February 25, 2022
Robert J. Druten

/s/ John H. Robinson	Director	February 25, 2022
John H. Robinson

/s/ Wilson M. Torrence	Director	February 25, 2022
Wilson M. Torrence