Form 10-Q
period 2022-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2022-05-09
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, 127,195,219 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$128,191	$122,403
Trade receivables	156,698	129,531
Other receivables	440	680
Inventories, net	95,745	60,302
Advance royalties	4,385	4,958
Prepaid expenses and other assets	19,238	21,354
Total current assets	404,697	339,228
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,666,987	3,608,347
Less accumulated depreciation, depletion and amortization	(1,975,381)	(1,909,669)
Total property, plant and equipment, net	1,691,606	1,698,678
OTHER ASSETS:
Advance royalties	71,403	63,524
Equity method investments	26,194	26,325
Goodwill	4,373	4,373
Operating lease right-of-use assets	15,165	14,158
Other long-term assets	12,109	13,120
Total other assets	129,244	121,500
TOTAL ASSETS	$2,225,547	$2,159,406

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$92,904	$69,586
Accrued taxes other than income taxes	15,209	17,787
Accrued payroll and related expenses	31,178	36,805
Accrued interest	12,500	5,000
Workers' compensation and pneumoconiosis benefits	12,293	12,293
Current finance lease obligations	665	840
Current operating lease obligations	2,133	1,820
Other current liabilities	19,815	17,375
Current maturities, long-term debt, net	15,359	16,071
Total current liabilities	202,056	177,577
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	415,990	418,942
Pneumoconiosis benefits	108,491	107,560
Accrued pension benefit	24,857	25,590
Workers' compensation	44,669	44,911
Asset retirement obligations	123,989	123,517
Long-term finance lease obligations	590	618
Long-term operating lease obligations	13,009	12,366
Deferred income tax liabilities	37,621	391
Other liabilities	20,882	21,865
Total long-term liabilities	790,098	755,760
Total liabilities	992,154	933,337

COMMITMENTS AND CONTINGENCIES - (NOTE 3)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,285,725	1,279,183
Accumulated other comprehensive loss	(63,439)	(64,229)
Total ARLP Partners' Capital	1,222,286	1,214,954
Noncontrolling interest	11,107	11,115
Total Partners' Capital	1,233,393	1,226,069
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,225,547	$2,159,406

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
SALES AND OPERATING REVENUES:
Coal sales	$388,360	$287,487
Oil & gas royalties	30,927	13,999
Transportation revenues	29,372	11,068
Other revenues	12,204	6,068
Total revenues	460,863	318,622

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	261,746	196,520
Transportation expenses	29,372	11,068
General and administrative	18,596	15,504
Depreciation, depletion and amortization	63,314	59,202
Total operating expenses	373,028	282,294

INCOME FROM OPERATIONS	87,835	36,328

Interest expense (net of interest capitalized for the three months ended March 31, 2022 and 2021 of $70 and $86, respectively)	(9,662)	(10,396)
Interest income	35	17
Equity method investment income	883	62
Other income (expense)	566	(1,197)
INCOME BEFORE INCOME TAXES	79,657	24,814

INCOME TAX EXPENSE (BENEFIT)	42,715	(12)

NET INCOME	36,942	24,826

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(290)	(78)

NET INCOME ATTRIBUTABLE TO ARLP	$36,652	$24,748

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.28	$0.19

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	127,195,219

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

NET INCOME	$36,942	$24,826

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	47	47
Amortization of net actuarial loss (1)	483	1,141
Total defined benefit pension plan adjustments	530	1,188

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	260	1,043
Total pneumoconiosis benefits adjustments	260	1,043

OTHER COMPREHENSIVE INCOME	790	2,231

COMPREHENSIVE INCOME	37,732	27,057

Less: Comprehensive income attributable to noncontrolling interest	(290)	(78)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$37,442	$26,979
(1)	Amortization of prior service cost and net actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 13 and 15 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES	$89,036	$54,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(59,153)	(31,437)
Increase in accounts payable and accrued liabilities	13,551	7,200
Proceeds from sale of property, plant and equipment	928	1,139
Distributions received from investments in excess of cumulative earnings	131	361
Other	(982)	—
Net cash used in investing activities	(45,525)	(22,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under securitization facility	—	(17,800)
Payments on equipment financings	(4,472)	(4,239)
Borrowings under revolving credit facilities	—	10,000
Payments under revolving credit facilities	—	(42,500)
Borrowings from line of credit	—	1,830
Payments on finance lease obligations	(203)	(185)
Payment of debt issuance costs	—	(6)
Distributions paid to Partners	(32,750)	—
Other	(298)	(141)
Net cash used in financing activities	(37,723)	(53,041)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,788	(21,131)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122,403	55,574
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$128,191	$34,443

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,254	$2,094

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$21,876	$12,931
Right-of-use assets acquired by operating lease	$99	$—

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Condensed Consolidated Financial Statements

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for our coal mining operations.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for our oil and gas mineral interests.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land holding company for certain of our coal mineral interests, including the subsidiaries of Alliance Resource Properties, LLC.

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

Change in Tax Status

On March 15, 2022, Alliance Minerals changed its federal income tax status from a pass-through entity to a taxable entity via a "check the box" election (the "Tax Election"), which became effective January 1, 2022. This election for Alliance Minerals is anticipated to reduce the total income tax burden on our oil & gas royalties, as Alliance Minerals will pay entity-level taxes at corporate tax rates that are well below individual tax rates that would otherwise be paid by our unitholders. For more information on the Tax Election please see Note 7 – Income Taxes.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2022 and December 31, 2021 and the results of our operations, comprehensive income and cash flows for the three months ended March 31, 2022 and 2021.  All intercompany transactions and accounts have been eliminated.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all the information normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2022.

Use of Estimates

The preparation of the ARLP Partnership's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements.  Actual results could differ from those estimates.

Income Taxes

We are not a taxable entity for federal or state income tax purposes; the tax effect of our activities accrues to our unitholders. Although publicly traded partnerships as a general rule are taxed as corporations, we qualify for an exemption because at least 90% of our income consists of qualifying income, as defined in Section 7704(c) of the Internal Revenue Code.  Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. Individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units. Furthermore, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in our consolidated financial statements.  Accordingly, the aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in our partnership is not available to us.

Our subsidiary Alliance Minerals within our Oil & Gas Royalties segment and certain other subsidiaries within our Other, Corporate and Elimination category are subject to federal and state income taxes.  We use the liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and (ii) operating losses and tax credit carryforwards.  Deferred income tax assets and liabilities are based on enacted rates applicable to the future period when those temporary differences are expected to be recovered or settled.  The effect of a change in tax status or a change in tax rates on deferred tax assets and liabilities is recognized in the period the change in status is elected or rate change is enacted.  A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10").  ASU 2021-10 increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements.  We adopted ASU 2021-10 on January 1, 2022.  The adoption of ASU 2021-10 did not have a material impact on our condensed consolidated financial statements.

3.CONTINGENCIES

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

4.INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)

Coal	$56,084	$24,845
Supplies (net of reserve for obsolescence of $5,571 and $5,554, respectively)	39,661	35,457
Total inventories, net	$95,745	$60,302

5.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$438,553	$—	$—	$457,758	$—
Total	$—	$438,553	$—	$—	$457,758	$—

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

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021

	(in thousands)
Revolving credit facility	$—	$—	$(4,441)	$(5,019)
Senior notes	400,000	400,000	(2,820)	(3,048)
Securitization facility	—	—	—	—
May 2019 equipment financing	606	1,503	—	—
November 2019 equipment financing	29,295	31,972	—	—
June 2020 equipment financing	8,709	9,605	—	—
	438,610	443,080	(7,261)	(8,067)
Less current maturities	(15,359)	(16,071)	—	—
Total long-term debt	$423,251	$427,009	$(7,261)	$(8,067)

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas mineral assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 2.80% as of March 31, 2022.  On March 31, 2022, we had $44.1 million of letters of credit outstanding with $415.4 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 0.88 to 1.0, 12.91 to 1.0 and 0.09 to 1.0, respectively, for the trailing twelve months ended March 31, 2022.  We remained in compliance with the covenants of the Credit Agreement as of March 31, 2022 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  In January 2021, we reduced the borrowing availability under the facility to $60.0 million.  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $60.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a Eurodollar Rate.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2022, we extended the term of the Securitization Facility to January 2023.  The Securitization Facility was previously scheduled to mature in January 2022.  On March 31, 2022, we had no outstanding balance under the Securitization Facility.

May 2019 Equipment Financing.  On May 17, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $10.0 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "May 2019 Equipment Financing"). The May 2019 Equipment Financing contains customary terms and events of default and provides for thirty-six monthly payments with an implicit interest rate of 6.25%.  The May 2019 Equipment Financing matured on May 1, 2022 and the equipment reverted to the Intermediate Partnership.

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

7.INCOME TAXES

Components of income tax expense (benefit) are as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Current:
Federal	$5,034	$(1)
State	386	—
	5,420	(1)
Deferred:
Federal	34,920	(11)
State	2,375	—
	37,295	(11)
Income tax expense (benefit)	$42,715	$(12)

Alliance Minerals' Tax Election resulted in the recognition of an initial deferred tax liability of $37.3 million and a corresponding increase to income tax expense for the three months ended March 31, 2022.  This increase in income tax expense reduced net income by $37.3 million, or approximately $0.29 per basic and diluted limited partner unit, for the three months ended March 31, 2022. Recognition of the initial deferred tax liability and expense is primarily the result of the $177.0 million non-cash acquisition gain recognized in 2019 related to the acquisition of the remaining interests in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") (the “Acquisition Gain”).  The Acquisition Gain was recognized to step up to fair value the financial reporting basis of the interests we already owned at the time of acquisition. The tax basis of the underlying properties of AllDale I & II did not include the Acquisition Gain.

Reconciliations of income taxes at the U.S. federal statutory tax rate to income taxes at our effective tax rate are as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Income taxes at statutory rate	$16,728	$5,211

Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(12,087)	(5,033)

Increase (decrease) resulting from:
State taxes, net of federal income tax	361	38
Change in valuation allowance of deferred tax assets	(10)	(163)
Deferred taxes related to tax election	37,253	—
Other	470	(65)
Income tax expense (benefit)	$42,715	$(12)

The effective income tax rate for our income tax expense for the three months ended March 31, 2022 is greater than the federal statutory rate, primarily due to the effect of the Tax Election previously discussed, partially offset by the portion of income not subject to income taxes. The effective income tax rate for our income tax benefit for the three months ended March 31, 2021 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$(40,119)	$(2,169)
Total deferred tax liabilities	(40,119)	(2,169)

Deferred tax assets:
Federal loss carryovers and credits	2,071	1,328
Other	735	808
Total deferred tax assets	2,806	2,136
Less valuation allowance	(307)	(317)
Net deferred tax assets	2,499	1,819

Overall net deferred tax liabilities	$(37,620)	$(350)

The change in deferred tax liabilities for property, plant and equipment is primarily as a result of the Acquisition Gain discussed above.

Federal loss carryovers and credits are primarily due to net operating losses and research and development credits associated with the operations of other subsidiaries that are taxable for federal income tax purposes.

The valuation allowance as of March 31, 2022 and 2021 serves to reduce the available deferred tax assets to amounts that will, more likely than not, be realized.  We considered all available positive and negative evidence, which incorporates available tax planning strategies and our estimate of future reversals of existing temporary differences, and have determined that a portion of our deferred tax assets relating to state losses and credits may not be realized.

Our 2018 through 2021 tax years remain open to examination by tax authorities.

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

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	117,162	4,881

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

9.INVESTMENT

AllDale III

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Beginning balance	$26,325	$27,268
Equity method investment income	883	62
Distributions received	(1,014)	(423)
Ending balance	$26,194	$26,907

10.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2021 and 2022 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

May 14, 2021	$0.1000	$13,045
August 13, 2021	0.1000	13,041
November 12, 2021	0.2000	26,072
Total	$0.4000	$52,158

February 14, 2022	$0.2500	$32,750
May 13, 2022 (1)	0.3500	—
Total	$0.6000	$32,750
(1)	On April 26, 2022, we declared this quarterly distribution payable on May 13, 2022 to all unitholders of record as of May 6, 2022.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the three months ended March 31, 2022.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million. The remaining authorized amount for unit repurchases under this program is $6.5 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the three months ended March 31, 2022 and 2021:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2022	127,195,219	$1,279,183	$(64,229)	$11,115	$1,226,069
Comprehensive income:
Net income	—	36,652	—	290	36,942
Actuarially determined long-term liability adjustments	—	—	790	—	790
Total comprehensive income					37,732
Common unit-based compensation	—	2,640	—	—	2,640
Distributions on deferred common unit-based compensation	—	(950)	—	—	(950)
Distributions from consolidated company to noncontrolling interest	—	—	—	(298)	(298)
Distributions to Partners	—	(31,800)	—	—	(31,800)
Balance at March 31, 2022	127,195,219	$1,285,725	$(63,439)	$11,107	$1,233,393

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2021	127,195,219	$1,148,565	$(87,674)	$11,376	$1,072,267
Comprehensive income:
Net income	—	24,748	—	78	24,826
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive income					27,057
Common unit-based compensation	—	723	—	—	723
Distributions from consolidated company to noncontrolling interest	—	—	—	(141)	(141)
Balance at March 31, 2021	127,195,219	$1,174,036	$(85,443)	$11,313	$1,099,906

11.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 16 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended March 31, 2022

Coal sales	$253,905	$134,455	$—	$—	$—	$388,360
Oil & gas royalties	—	—	30,927	—	—	30,927
Coal royalties	—	—	—	15,167	(15,167)	—
Transportation revenues	18,891	10,481	—	—	—	29,372
Other revenues	1,900	363	34	—	9,907	12,204
Total revenues	$274,696	$145,299	$30,961	$15,167	$(5,260)	$460,863

Three Months Ended March 31, 2021

Coal sales	$182,641	$104,846	$—	$—	$—	$287,487
Oil & gas royalties	—	—	13,999	—	—	13,999
Coal royalties	—	—	—	11,301	(11,301)	—
Transportation revenues	7,680	3,388	—	—	—	11,068
Other revenues	613	385	21	—	5,049	6,068
Total revenues	$190,934	$108,619	$14,020	$11,301	$(6,252)	$318,622

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2022 and disaggregated by segment and contract duration.

				2025 and
	2022	2023	2024	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$835,565	$467,537	$244,936	$35,747	$1,583,785
Appalachia Coal Operations coal revenues	436,639	235,295	136,936	—	808,870
Total coal revenues (1)	$1,272,204	$702,832	$381,872	$35,747	$2,392,655

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except per unit data)
Net income attributable to ARLP	$36,652	$24,748

Less:
Distributions to participating securities	(1,552)	(218)
Undistributed earnings attributable to participating securities	—	(200)

Net income attributable to ARLP available to limited partners	$35,100	$24,330

Weighted-average limited partner units outstanding – basic and diluted	127,195	127,195

Earnings per limited partner unit - basic and diluted (1)	$0.28	$0.19
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 3,139 and 1,237 for the three months ended March 31, 2022 and 2021, respectively, were considered anti-dilutive under the treasury stock method.

13.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Beginning balance	$53,448	$54,739
Accruals increase	2,275	1,672
Payments	(2,804)	(2,410)
Interest accretion	287	232
Ending balance	$53,206	$54,233

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of March 31, 2022 are $5.7 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Service cost	$947	$1,031
Interest cost (1)	747	636
Net amortization (1)	260	1,043
Net periodic benefit cost	$1,954	$2,710
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

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

A summary of non-vested LTIP grants as of and for the three months ended March 31, 2022 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2022	3,130,475	$5.59	$39,569
Granted (1)	687,719	13.34
Forfeited	(17,063)	5.25
Non-vested grants at March 31, 2022	3,801,131	6.99	57,926
(1)	The restricted units granted during 2022 have minimum-value guarantees of either $9.62 or $6.41 per unit, regardless of whether or not the awards vest.

LTIP expense for grants of restricted units was $2.3 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.  The total obligation associated with LTIP grants of restricted units as of March 31, 2022 was $9.0 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  As of March 31, 2022, there was $17.6 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the three months ended March 31, 2022 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2022	668,698	$20.37	$8,452
Granted	12,370	13.61
Phantom units outstanding as of March 31, 2022	681,068	20.25	10,509

Total SERP and Directors' Deferred Compensation Plan expense was $0.2 million and $0.04 million for the three months ended March 31, 2022 and 2021, respectively.  As of March 31, 2022, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $13.8 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Interest cost	$932	$860
Expected return on plan assets	(1,665)	(1,671)
Amortization of prior service cost	47	47
Amortization of net loss	483	1,141
Net periodic benefit cost (1)	$(203)	$377
(1)	Net periodic benefit cost for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

As a result of certain pension plan contribution relief provided by the American Rescue Plan Act enacted in March 2021, we do not expect to make contributions to the Pension Plan during 2022.

16.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests.  We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties.  We also have an "all other" category referred to as Other, Corporate and Elimination.  Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia and a coal-loading terminal in Indiana on the Ohio River.  Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins.  The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either (a) leased to our mining complexes or (b) near our coal mining operations but not yet leased.

The Illinois Basin Coal Operations reportable segment includes operating mining complexes (a) the Gibson County Coal, LLC ("Gibson") mining complex, which includes the Gibson South mine, (b) the Warrior Coal, LLC ("Warrior") mining complex, (c) the River View Coal, LLC ("River View") mining complex and (d) the Hamilton County Coal, LLC ("Hamilton") mining complex. The segment also includes our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal-loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC ("MAC") and other support services, and our non-operating Illinois Basin mining complexes.

The Appalachia Coal Operations reportable segment includes operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC ("Tunnel Ridge") mining complex and (c) the MC Mining, LLC ("MC Mining") mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP ("AR Midland") and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III (Note 9 – Investment) and Cavalier Minerals.

The Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations.  Approximately two thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 6 – Long-Term Debt) and other miscellaneous activities.  The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended March 31, 2022

Revenues - Outside	$274,696	$145,299	$30,961	$—	$9,907	$460,863
Revenues - Intercompany	—	—	—	15,167	(15,167)	—
Total revenues (1)	274,696	145,299	30,961	15,167	(5,260)	460,863

Segment Adjusted EBITDA Expense (2)	177,589	83,715	3,001	4,819	(7,944)	261,180
Segment Adjusted EBITDA (3)	78,215	51,103	28,552	10,348	2,686	170,904
Total assets	704,627	425,929	650,794	291,153	153,044	2,225,547
Capital expenditures	36,547	18,345	—	—	4,261	59,153

Three Months Ended March 31, 2021

Revenues - Outside	$190,934	$108,619	$14,020	$—	$5,049	$318,622
Revenues - Intercompany	—	—	—	11,301	(11,301)	—
Total revenues (1)	190,934	108,619	14,020	11,301	(6,252)	318,622

Segment Adjusted EBITDA Expense (2)	125,581	73,726	2,058	4,028	(7,676)	197,717
Segment Adjusted EBITDA (3)	57,673	31,506	11,946	7,273	1,423	109,821
Total assets	740,945	442,595	609,108	294,333	64,199	2,151,180
Capital expenditures	16,401	11,666	—	—	3,370	31,437
(1)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily intercompany coal royalty eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Segment Adjusted EBITDA Expense	$261,180	$197,717
Other income (expense)	566	(1,197)
Operating expenses (excluding depreciation, depletion and amortization)	$261,746	$196,520

(3)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Consolidated Segment Adjusted EBITDA	$170,904	$109,821
General and administrative	(18,596)	(15,504)
Depreciation, depletion and amortization	(63,314)	(59,202)
Interest expense, net	(9,627)	(10,379)
Income tax (expense) benefit	(42,715)	12
Net income attributable to ARLP	$36,652	$24,748
Noncontrolling interest	290	78
Net income	$36,942	$24,826

17.SUBSEQUENT EVENTS

Francis

On April 5, 2022, we committed to invest up to $50 million in Francis Renewable Energy, LLC ("Francis") through the purchase of preferred equity interests, subject to adjustment in certain circumstances, which when completed will make us the second largest shareholder in Francis.  Francis currently is active in the installation, management and operation of metered-for-fee, public-access electric vehicle (“EV”) charging stations. Founded in 2015 and based in Tulsa, Oklahoma, Francis is a leading operator of EV chargers in the state of Oklahoma with plans to service states across the Midwest and Eastern U.S.  Francis also develops and constructs EV charging stations for third-party customers. Francis’ goal is to provide EV drivers convenient, affordable, easy to use public access to charging stations.   Our investment in Francis furthers our business strategy to develop strategic relationships to invest in attractive opportunities in the fast-growing energy infrastructure transition.

We funded our first commitment payment of $20 million on April 5, 2022, in the form of a convertible note with a maturity date of April 1, 2023.  The note converts into preferred equity interests in Francis at maturity, or any time prior at our option.  We have determined the note more closely represents equity as opposed to debt.  Therefore, we will account for the convertible note as an equity method investment although we will not participate in Francis’ earnings or losses and will not be eligible to receive distributions until the note converts.  We have options exercisable over the next 12 months to acquire the remaining preferred equity interests as part of our investment.

Infinitum

On April 29, 2022, we purchased $32.6 million of Series D Preferred Stock from Infinitum Electric, Inc. (“Infinitum”), a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators which have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors.  The preferred stock provides for non-cumulative dividends when and if declared by Infinitum’s board of directors. Each share is convertible, at any time, at our option, into shares of common stock of Infinitum. We plan to account for our ownership interest in Infinitum as an equity investment without a readily determinable fair value, wherein we use a measurement alternative other than fair value, because it is not practicable to estimate the fair value due to the lack of a quoted market price for our ownership interests.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant relationships referenced in this management's discussion and analysis of financial condition and results of operations include the following:

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, the holding company for our coal mining operations.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, the holding company for our oil and gas mineral interests.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, the land holding company for certain of our coal mineral interests, including the subsidiaries of Alliance Resource Properties, LLC.

Summary

We are a diversified natural resource company operating in the United States that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests located in strategic producing regions across the United States.  We began coal mining operations in 1971 and, since then, have grown through acquisitions and internal development in strategic producing regions to become the second-largest coal producer in the eastern United States.  Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern United States.  Two of our mines have loading facilities located on the banks of the Ohio River.   As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  In addition to our mining operations, in 2007, Alliance Resource Properties began acquiring control of coal mineral interests and leasing the coal mineral reserves and resources to our mining operations.  In 2014, we began acquiring oil & gas mineral interests in premier oil & gas producing regions across the United States.

We have four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties.  We also have an "all other" category referred to as Other, Corporate and Elimination.  Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia and a coal-loading terminal in Indiana on the Ohio River.  Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins. Our ownership in these basins includes approximately 57,000 net royalty acres, which provides us with diversified exposure to industry leading operators consistent with our general strategy to grow our oil & gas mineral interest business.  We market our oil & gas mineral interests for lease to operators in those regions and generate royalty income from the leasing and development of those mineral interests.  Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either a) leased to our mining complexes or (b) near our coal mining operations but not yet leased.

●	Illinois Basin Coal Operations reportable segment includes operating mining complexes (a) the Gibson County Coal, LLC ("Gibson") mining complex, which includes the Gibson South mine, (b) the Warrior Coal, LLC ("Warrior") mining complex, (c) the River View Coal, LLC ("River View") mining complex and (d) the Hamilton County Coal, LLC ("Hamilton") mining complex. The segment also includes our Mt. Vernon Transfer Terminal,

LLC ("Mt. Vernon") coal-loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC ("MAC") and other support services, and our non-operating Illinois Basin mining complexes.

●	Appalachia Coal Operations reportable segment includes operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC ("Tunnel Ridge") mining complex and (c) the MC Mining, LLC ("MC Mining") mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP ("AR Midland") and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III (Note 9 – Investment) and Cavalier Minerals. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Investment" of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations. Approximately two thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities, Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance") (both discussed in Note 6 – Long-Term Debt) and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines. Please read "Item 1. Financial Statements (Unaudited)—Note 6 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on AROP Funding and Alliance Finance.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Total revenues for the three months ended March 31, 2022 ("2022 Quarter") increased 44.6% to $460.9 million compared to $318.6 million for the three months ended March 31, 2021 (the "2021 Quarter") as a result of higher coal sales volumes and prices, which rose 19.5% and 13.0%, respectively, and higher oil & gas royalty volumes and prices, which increased by 26.3% and 74.9%, respectively.  Total operating expenses increased to $373.0 million in the 2022 Quarter, compared to $282.3 million in the 2021 Quarter, due primarily to increased coal sales volumes and inflationary cost pressures.  Income before income taxes increased 221.0% to $79.7 million in the 2022 Quarter as compared to $24.8 million in the 2021 Quarter.  During the 2022 Quarter, we recognized a one-time non-cash income tax charge of $37.3 million and current income tax expense of $4.8 million associated with our election to have Alliance Minerals treated as a taxable entity for federal and state income tax purposes.  Reflecting higher revenues, partially offset by increased total operating and income tax expenses, net income attributable to ARLP for the 2022 Quarter increased to $36.7 million, or $0.28 per basic and diluted limited partner unit, compared to $24.7 million, or $0.19 per basic and diluted limited partner unit, for the 2021 Quarter.

	Three Months Ended March 31,
	2022	2021	2022	2021

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	8,162	6,828	N/A	N/A
Coal - Tons produced	9,178	8,001	N/A	N/A
Coal - Coal sales	$388,360	$287,487	$47.58	$42.10
Coal - Segment Adjusted EBITDA Expense (1) (2)	$268,527	$202,932	$32.90	$29.72
Oil & Gas Royalties - BOE sold	505	400	N/A	N/A
Oil & Gas Royalties - Royalties (3)	$30,927	$13,999	$61.26	$35.02
Coal Royalties - Tons sold	5,553	4,521	N/A	N/A
Coal Royalties - Intercompany royalties	$15,167	$11,301	$2.73	$2.50
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses."
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $100.9 million or 35.1% to $388.4 million for the 2022 Quarter from $287.5 million for the 2021 Quarter.  The increase was attributable to a volume variance of $56.2 million resulting from increased tons sold and a price variance of $44.7 million due to higher average coal sales prices.  Improved coal demand in both the domestic and export markets during the 2022 Quarter drove coal sales volumes higher by 19.5% to 8.2 million tons sold compared to 6.8 million tons sold in the 2021 Quarter.  Coal sales price realizations increased by 13.0% in the 2022 Quarter to $47.58 per ton sold, compared to $42.10 per ton sold during the 2021 Quarter, due to favorable market conditions.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 32.3% to $268.5 million, as a result of higher coal sales volumes and inflationary cost pressures.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 10.7% to $32.90 per ton sold in the 2022 Quarter compared to $29.72 per ton in the 2021 Quarter, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 2.3% to $9.65 per ton in the 2022 Quarter from $9.43 per ton in the 2021 Quarter. The increase of $0.22 per ton was primarily due to increased labor costs at several mines.

●	Material and supplies expenses per ton produced increased 28.5% to $12.79 per ton in the 2022 Quarter from $9.95 per ton in the 2021 Quarter. The increase of $2.84 per ton produced primarily reflects increases of $1.74 per ton for roof support, $0.53 per ton for contract labor used in the mining process, $0.34 per ton for power and fuel used in the mining process, $0.26 per ton for certain ventilation expenses and $0.25 per ton for various preparation plant expenses, partially offset by a decrease of $0.76 per ton in longwall subsidence expense.

●	Maintenance expenses per ton produced increased 25.8% to $3.22 per ton in the 2022 Quarter from $2.56 per ton in the 2021 Quarter. The increase of $0.66 per ton produced was primarily as a result of inflationary cost pressures.

Segment Adjusted EBITDA Expense increases per ton were partially offset by the following decrease:

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes decreased $0.39 per produced ton sold in the 2022 Quarter compared to the 2021 Quarter primarily as a result of a $0.60 per ton decrease in the federal black lung excise tax, effective January 1, 2022, a favorable state tons sold mix decreasing severance taxes per ton, in addition to decreased excise taxes per ton resulting from a greater mix of export shipments.

Oil & gas royalties.  Oil & gas royalty revenues increased to $30.9 million in the 2022 Quarter compared to $14.0 million for the 2021 Quarter.  The increase of $16.9 million was primarily due to significantly higher sales price realizations per BOE and increased volumes in the 2022 Quarter.

Other revenues.  Other revenues were principally comprised of Matrix Design sales and other miscellaneous sales and revenue activities.  Other revenues increased to $12.2 million in the 2022 Quarter from $6.1 million in the 2021 Quarter.  The increase of $6.1 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary and other smaller variances in the 2022 Quarter.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased to $63.3 million for the 2022 Quarter compared to $59.2 million for the 2021 Quarter primarily as a result of increased coal sales and oil & gas volumes.

Income tax expense (benefit).  Income tax expense increased to $42.7 million for the 2022 Quarter compared to an income tax benefit of $0.01 million for the 2021 Quarter as a result of our election during the 2022 Quarter to convert Alliance Minerals from a partnership pass-through entity to a taxable entity for federal and state income tax purposes.  We recognized a one-time non-cash income tax charge of $37.3 million and a current income tax expense of $4.8 million during the 2022 Quarter associated with this election.  Please read "Item 1. Financial Statements (Unaudited)—Note 7 – Income Taxes" of this Quarterly Report on Form 10-Q.

Transportation revenues and expenses.  Transportation revenues and expenses were $29.4 million and $11.1 million for the 2022 and 2021 Quarters, respectively.  The increase of $18.3 million was primarily attributable to increased average third-party transportation rates in the 2022 Quarter and increased coal shipments for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2022 Quarter Segment Adjusted EBITDA increased $61.1 million to $170.9 million from the 2021 Quarter Segment Adjusted EBITDA of $109.8 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, Segment Adjusted EBITDA Expense, oil & gas royalties, BOE volume, coal royalties and coal royalties tons sold by segment are as follows:

	Three Months Ended
	March 31,
	2022	2021	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$78,215	$57,673	$20,542	35.6%
Appalachia Coal Operations	51,103	31,506	19,597	62.2%
Oil & Gas Royalties	28,552	11,946	16,606	139.0%
Coal Royalties	10,348	7,273	3,075	42.3%
Other, Corporate and Elimination (1)	2,686	1,423	1,263	88.8%
Total Segment Adjusted EBITDA (2)	$170,904	$109,821	$61,083	55.6%

Coal - Tons sold
Illinois Basin Coal Operations	5,882	4,760	1,122	23.6%
Appalachia Coal Operations	2,280	2,068	212	10.3%
Total tons sold	8,162	6,828	1,334	19.5%

Coal sales
Illinois Basin Coal Operations	$253,905	$182,641	$71,264	39.0%
Appalachia Coal Operations	134,455	104,846	29,609	28.2%
Total coal sales	$388,360	$287,487	$100,873	35.1%

Other revenues
Illinois Basin Coal Operations	$1,900	$613	$1,287	210.0%
Appalachia Coal Operations	363	385	(22)	(5.7)%
Oil & Gas Royalties	34	21	13	61.9%
Other, Corporate and Elimination	9,907	5,049	4,858	96.2%
Total other revenues	$12,204	$6,068	$6,136	101.1%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$177,589	$125,581	$52,008	41.4%
Appalachia Coal Operations	83,715	73,726	9,989	13.5%
Oil & Gas Royalties	3,001	2,058	943	45.8%
Coal Royalties	4,819	4,028	791	19.6%
Other, Corporate and Elimination (1)	(7,944)	(7,676)	(268)	(3.5)%
Total Segment Adjusted EBITDA Expense	$261,180	$197,717	$63,463	32.1%

Oil & Gas Royalties
Volume - BOE (3)	505	400	105	26.3%
Oil & gas royalties	$30,927	$13,999	$16,928	120.9%

Coal Royalties
Volume - Tons sold (4)	5,553	4,521	1,032	22.8%
Intercompany coal royalties	$15,167	$11,301	$3,866	34.2%

(1)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
(2)	For a definition of Segment Adjusted EBITDA and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

(4)	Represents tons sold by our Coal Operations Segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased to $78.2 million in the 2022 Quarter from $57.7 million in the 2021 Quarter.  The increase of $20.5 million was primarily attributable to higher coal sales, which increased 39.0% to $253.9 million in the 2022 Quarter from $182.6 million in the 2021 Quarter, partially offset by increased operating expenses. The increase in coal sales reflects higher tons sold, which rose 23.6% in the 2022 Quarter as a result of increased sales volumes across all mines in the region, and higher coal sales price realizations. Coal sales price per ton sold in the 2022 Quarter increased by 12.5% compared to the 2021 Quarter reflecting increased domestic prices and significantly higher export prices due to favorable market conditions.  Segment Adjusted EBITDA Expense increased 41.4% to $177.6 million in the 2022 Quarter from $125.6 million in the 2021 Quarter primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $3.81 per ton sold to $30.19 from $26.38 per ton sold in the 2021 Quarter primarily as a result of inflationary cost pressures on numerous expense items, including roof support, power and labor-related expenses, lower recoveries across the region and a longwall move at our Hamilton mine in the 2022 Quarter, partially offset by reduced selling expense.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 62.2% to $51.1 million for the 2022 Quarter from $31.5 million in the 2021 Quarter.  The increase of $19.6 million was primarily attributable to higher coal sales, which increased 28.2% to $134.5 million in the 2022 Quarter from $104.8 million in the 2021 Quarter, due to increased prices and volumes.  Coal sales prices increased by 16.3% compared to the 2021 Quarter primarily due to significantly higher export price realizations at our Mettiki and MC Mining operations.  Coal sales volumes increased 10.3% compared to the 2021 Quarter as a result of higher export volumes.  Segment Adjusted EBITDA Expense increased 13.5% to $83.7 million in the 2022 Quarter from $73.7 million in the 2021 Quarter due to increased sales volumes and per ton expenses.  Segment Adjusted EBITDA Expense per ton increased $1.07 per ton sold to $36.72 compared to $35.65 per ton sold in the 2021 Quarter, as a result of inflationary cost pressures on numerous expense items, including labor-related expenses and supply and maintenance costs, and a longwall move at our Tunnel Ridge and Mettiki mines in the 2022 Quarter, partially offset by lower subsidence expense and reduced selling expenses.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to $28.6 million for the 2022 Quarter from $11.9 million in the 2021 Quarter.  The increase of $16.7 million was primarily due to significantly higher sales price realizations, which increased 74.9% to a record $61.26 per BOE, and increased volumes in the 2022 Quarter.

Coal Royalties – Segment Adjusted EBITDA increased 42.3% to $10.3 million for the 2022 Quarter from $7.3 million in the 2021 Quarter.  The increase of $3.0 million was a result of increased royalty tons sold and higher average royalty rates per ton.

Reconciliation of non-GAAP "Segment Adjusted EBITDA" to GAAP "net income" and reconciliation of non-GAAP "Segment Adjusted EBITDA Expense" to GAAP "Operating Expenses"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Consolidated Segment Adjusted EBITDA	$170,904	$109,821
General and administrative	(18,596)	(15,504)
Depreciation, depletion and amortization	(63,314)	(59,202)
Interest expense, net	(9,627)	(10,379)
Income tax (expense) benefit	(42,715)	12
Net income attributable to ARLP	$36,652	$24,748
Noncontrolling interest	290	78
Net income	$36,942	$24,826

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses and other income (expense).  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Segment Adjusted EBITDA Expense	$261,180	$197,717
Other income (expense)	566	(1,197)
Operating expenses (excluding depreciation, depletion and amortization)	$261,746	$196,520

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments, contractual obligations and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under the Revolving Credit Facility and Securitization Facility and other financing transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, contractual obligations, commitments and any distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to satisfy our contractual obligations, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control, including the COVID-19 pandemic.  Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate remaining in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

In May 2018, the Board approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through March 31, 2022, we have purchased units for a total of $93.5 million under the program.  During the three months ended March 31, 2022, we did not repurchase and retire any units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities.  Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of an unspecified amount of our equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any of the securities described in the prospectus.

Cash Flows

Cash provided by operating activities was $89.0 million for the 2022 Quarter compared to $54.6 million for the 2021 Quarter.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items and a favorable working capital change related to other assets and liabilities, partially offset by unfavorable working capital changes related to trade receivables, inventories and accrued payroll and related benefits compared to the 2021 Quarter.

Net cash used in investing activities was $45.5 million for the 2022 Quarter compared to $22.7 million for the 2021 Quarter.  The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures during the 2022 Quarter.

Net cash used in financing activities was $37.7 million for the 2022 Quarter compared to $53.0 million for the 2021 Quarter.  The decrease in cash used in financing activities was primarily attributable to reduced borrowings and payments on the Revolving Credit Facility and the Securitization Facility, partially offset by increased cash distributions paid to unitholders compared to the 2021 Quarter.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2022 cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers' compensation and pneumoconiosis costs, with our March 31, 2022 cash and cash equivalents of $128.2 million and cash flows from operations, or borrowings under our Revolving Credit Facility and Securitization Facility if necessary.  We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $5.66 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2022 are estimated in a range of $230.0 million to $240.0 million.  We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See "Item 1. Financial Statements (Unaudited)—Note 6 – Long-Term Debt" of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On March 31, 2022, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates. These related-party transactions and activities relate principally to 1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, 2) the use of aircraft, and 3) providing administrative services with respect to certain oil & gas mineral interests Mr. Craft acquired in 2019.  We also have related-party transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding four mineral leases, (b) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") through its noncontrolling ownership interest in our consolidated subsidiary, Cavalier Minerals and (c) with our equity interest in AllDale III.  For more information regarding Bluegrass Minerals and AllDale III, please read "Item 1. Financial Statements (Unaudited)—Note 8 – Variable Interest Entities" and "—Note 9 – Investment" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2021, "Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions" for additional information concerning related-party transactions.

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

Credit Risk

Most of our coal is sold to U.S. electric utilities or into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.  Such credit risks from customers may impact the borrowing capacity of our Securitization Facility.  See "Item 1. Financial Statements (Unaudited)—Note 6– Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on our Securitization Facility.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We did not have an outstanding balance under either the Revolving Credit Facility or the Securitization Facility at March 31, 2022.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2022.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2022.

During the quarterly period ended March 31, 2022, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	the severity, magnitude, and duration of the COVID-19 pandemic and the emergence of new virus variants, including impacts of the pandemic and of businesses' and governments' responses to the pandemic, including actions to mitigate its impact and the development of treatments and vaccines, on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions;
●	changes in macroeconomic and market conditions and market volatility arising from hostilities in Ukraine, the COVID-19 pandemic or otherwise, including inflation, changes in coal, oil, natural gas, and natural gas liquids prices, and the impact of such changes and volatility on our financial position;
●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changes in global economic and geo-political conditions or in industries in which our customers operate;
●	changes in coal prices and/or oil & gas prices, demand and availability which could affect our operating results and cash flows;
●	actions of the major oil-producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold mineral interests due to low oil, natural gas, and natural gas liquid prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions;
●	the success of our development plans for the Matrix Group and our investments in Francis and Infinitum which are emerging infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social and governance matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;

●	changes in raw material costs, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor, including as a result of the potential impact of government-imposed vaccine mandates;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortages of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I - Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in these reports are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

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

During the three months ended March 31, 2022, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.3	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.4	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.5	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

3.7	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.8	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

3.11	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.12	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

10.1	Tenth Amendment to the Receivables Financing Agreement, dated as of January 14, 2022	10-K	000-26823 22677260	10.57	02/25/2022

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2022 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 9, 2022.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer