Form 10-Q
period 2022-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2022-08-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, 127,195,219 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,089	$122,403
Trade receivables	230,577	129,531
Other receivables	431	680
Inventories, net	109,676	60,302
Advance royalties	3,458	4,958
Prepaid expenses and other assets	15,853	21,354
Total current assets	466,084	339,228
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,656,835	3,608,347
Less accumulated depreciation, depletion and amortization	(1,970,964)	(1,909,669)
Total property, plant and equipment, net	1,685,871	1,698,678
OTHER ASSETS:
Advance royalties	70,800	63,524
Equity method investments	46,388	26,325
Equity securities	32,639	—
Goodwill	4,373	4,373
Operating lease right-of-use assets	14,731	14,158
Other long-term assets	12,305	13,120
Total other assets	181,236	121,500
TOTAL ASSETS	$2,333,191	$2,159,406

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$90,408	$69,586
Accrued taxes other than income taxes	13,972	17,787
Accrued payroll and related expenses	38,796	36,805
Accrued interest	5,000	5,000
Workers' compensation and pneumoconiosis benefits	12,276	12,293
Current finance lease obligations	486	840
Current operating lease obligations	2,157	1,820
Other current liabilities	18,511	17,375
Current maturities, long-term debt, net	14,942	16,071
Total current liabilities	196,548	177,577
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	412,991	418,942
Pneumoconiosis benefits	108,819	107,560
Accrued pension benefit	24,130	25,590
Workers' compensation	38,701	44,911
Asset retirement obligations	124,180	123,517
Long-term finance lease obligations	562	618
Long-term operating lease obligations	12,657	12,366
Deferred income tax liabilities	37,331	391
Other liabilities	25,079	21,865
Total long-term liabilities	784,450	755,760
Total liabilities	980,998	933,337

COMMITMENTS AND CONTINGENCIES - (NOTE 3)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,403,733	1,279,183
Accumulated other comprehensive loss	(62,645)	(64,229)
Total ARLP Partners' Capital	1,341,088	1,214,954
Noncontrolling interest	11,105	11,115
Total Partners' Capital	1,352,193	1,226,069
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,333,191	$2,159,406

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
SALES AND OPERATING REVENUES:
Coal sales	$531,807	$325,974	$920,167	$613,461
Oil & gas royalties	35,927	17,114	66,854	31,113
Transportation revenues	35,385	12,058	64,757	23,126
Other revenues	13,382	7,297	25,586	13,365
Total revenues	616,501	362,443	1,077,364	681,065

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	316,502	213,039	578,248	409,559
Transportation expenses	35,385	12,058	64,757	23,126
Outside coal purchases	151	114	151	114
General and administrative	22,457	17,492	41,053	32,996
Depreciation, depletion and amortization	66,734	64,733	130,048	123,935
Total operating expenses	441,229	307,436	814,257	589,730

INCOME FROM OPERATIONS	175,272	55,007	263,107	91,335

Interest expense (net of interest capitalized for the three and six months ended June 30, 2022 and 2021 of $171, $105, $241 and $191, respectively)	(9,397)	(9,842)	(19,059)	(20,238)
Interest income	93	15	128	32
Equity method investment income	1,585	341	2,468	403
Other income (expense)	579	(1,351)	1,145	(2,548)
INCOME BEFORE INCOME TAXES	168,132	44,170	247,789	68,984

INCOME TAX EXPENSE (BENEFIT)	6,331	5	49,046	(7)

NET INCOME	161,801	44,165	198,743	68,991

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(323)	(130)	(613)	(208)

NET INCOME ATTRIBUTABLE TO ARLP	$161,478	$44,035	$198,130	$68,783

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$1.23	$0.34	$1.51	$0.53

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	127,195,219	127,195,219	127,195,219

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET INCOME	$161,801	$44,165	$198,743	$68,991

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	46	46	93	93
Amortization of net actuarial loss (1)	489	1,142	972	2,283
Total defined benefit pension plan adjustments	535	1,188	1,065	2,376

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	259	1,043	519	2,086
Total pneumoconiosis benefits adjustments	259	1,043	519	2,086

OTHER COMPREHENSIVE INCOME	794	2,231	1,584	4,462

COMPREHENSIVE INCOME	162,595	46,396	200,327	73,453

Less: Comprehensive income attributable to noncontrolling interest	(323)	(130)	(613)	(208)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$162,272	$46,266	$199,714	$73,245
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (see Notes 13 and 15 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES	$235,317	$158,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(121,982)	(55,626)
Increase in accounts payable and accrued liabilities	8,951	1,547
Proceeds from sale of property, plant and equipment	3,373	2,838
Contributions to equity method investments	(20,110)	—
Purchase of equity securities	(32,639)	—
Distributions received from investments in excess of cumulative earnings	47	994
Other	(982)	—
Net cash used in investing activities	(163,342)	(50,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	27,500	35,000
Payments under securitization facility	(27,500)	(52,800)
Payments on equipment financings	(8,696)	(8,535)
Borrowings under revolving credit facilities	—	15,000
Payments under revolving credit facilities	—	(102,500)
Borrowings from line of credit	—	1,830
Payments on finance lease obligations	(410)	(375)
Payment of debt issuance costs	—	(6)
Distributions paid to Partners	(78,560)	(13,045)
Other	(623)	(363)
Net cash used in financing activities	(88,289)	(125,794)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,314)	(17,825)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122,403	55,574
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,089	$37,749

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,506	$18,817
Cash paid for income taxes	$10,964	$11

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$17,276	$7,278
Right-of-use assets acquired by operating lease	$99	$—

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

Francis Investment

On April 5, 2022, we committed to invest up to $50 million in Francis Renewable Energy, LLC ("Francis") through the purchase of preferred equity interests.  Francis currently is active in the installation, management and operation of metered-for-fee, public-access electric vehicle ("EV") charging stations. Francis also develops and constructs EV charging stations for third-party customers.  Our investment in Francis furthers our business strategy to develop strategic relationships and invest in attractive opportunities in the fast-growing energy infrastructure transition.  For more information on this investment please see Note 8 – Variable Interest Entities.

Infinitum Investment

On April 29, 2022, we purchased $32.6 million of Series D Preferred Stock from Infinitum Electric, Inc. ("Infinitum"), a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators which have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors.  The preferred stock provides for non-cumulative dividends when and if declared by Infinitum’s board of directors.  Each share is convertible, at any time, at our option, into shares of common stock of Infinitum.  Our investment in Infinitum furthers our business strategy to develop strategic relationships and invest in attractive opportunities in the fast-growing energy infrastructure transition.  For more information on this investment please see Note 9 – Investments.

NGP ETP IV Investment

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ETP IV, L.P. ("NGP ETP IV"), a private equity fund sponsored by NGP Energy Capital Management, LLC ("NGP").   NGP ETP IV focuses on investments that are part of the global transition toward a lower carbon economy by partnering with top tier management teams and investing growth equity in companies that drive or enable the growth of renewable energy, the electrification of our economy or the efficient use of energy. For more information on this investment please see Note 8 – Variable Interest Entities.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2022 and December 31, 2021, the results of our operations and comprehensive income for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021.  All intercompany transactions and accounts have been eliminated.

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

4.INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)

Coal	$63,933	$24,845
Supplies (net of reserve for obsolescence of $5,620 and $5,554, respectively)	45,743	35,457
Total inventories, net	$109,676	$60,302

5.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$428,645	$—	$—	$457,758	$—
Total	$—	$428,645	$—	$—	$457,758	$—

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

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021

	(in thousands)
Revolving credit facility	$—	$—	$(3,861)	$(5,019)
Senior notes	400,000	400,000	(2,592)	(3,048)
Securitization facility	—	—	—	—
May 2019 equipment financing	—	1,503	—	—
November 2019 equipment financing	26,587	31,972	—	—
June 2020 equipment financing	7,799	9,605	—	—
	434,386	443,080	(6,453)	(8,067)
Less current maturities	(14,942)	(16,071)	—	—
Total long-term debt	$419,444	$427,009	$(6,453)	$(8,067)

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas mineral assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 4.14% as of June 30, 2022.  On June 30, 2022, we had $44.1 million of letters of credit outstanding with $415.4 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 0.74 to 1.0, 15.52 to 1.0 and 0.07 to 1.0, respectively, for the trailing twelve months ended June 30, 2022.  We remained in compliance with the covenants of the Credit Agreement as of June 30, 2022 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  In January 2021, we reduced the borrowing availability under the facility to $60.0 million.  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $60.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a short-term bank yield index.  On June 30, 2022, we had $9.2 million of letters of credit outstanding with $50.8 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  The Securitization Facility is scheduled to mature in January 2023.  On June 30, 2022, we had no outstanding balance under the Securitization Facility.

May 2019 Equipment Financing.  On May 17, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $10.0 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "May 2019 Equipment Financing"). The May 2019 Equipment Financing contained customary terms and events of default and provided for thirty-six monthly payments with an implicit interest rate of 6.25%.  The May 2019 Equipment Financing matured on May 1, 2022 and the equipment reverted to the Intermediate Partnership.

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

7.INCOME TAXES

Components of income tax expense (benefit) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Current:
Federal	$6,175	$—	$11,209	$(1)
State	445	—	831	—
	6,620	—	12,040	(1)
Deferred:
Federal	(255)	5	34,665	(6)
State	(34)	—	2,341	—
	(289)	5	37,006	(6)
Income tax expense (benefit)	$6,331	$5	$49,046	$(7)

Alliance Minerals' Tax Election resulted in the recognition of an initial deferred tax liability of $37.3 million and a corresponding increase to income tax expense for the six months ended June 30, 2022.  This increase in income tax expense reduced net income by $37.3 million, or approximately $0.29 per basic and diluted limited partner unit, for the six months ended June 30, 2022. Recognition of the initial deferred tax liability and expense is primarily the result of the $177.0 million non-cash acquisition gain recognized in 2019 related to the acquisition of the remaining interests in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") (the “Acquisition Gain”).  The Acquisition Gain was recognized to step up to fair value the financial reporting basis of the interests we already owned at the time of acquisition. The tax basis of the underlying properties of AllDale I & II did not include the Acquisition Gain.

Reconciliations of income taxes at the U.S. federal statutory tax rate to income taxes at our effective tax rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Income taxes at statutory rate	$30,738	$9,276	$47,466	$14,487

Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(25,018)	(9,141)	(37,105)	(14,174)

Increase (decrease) resulting from:
State taxes, net of federal income tax	457	34	818	72
Change in valuation allowance of deferred tax assets	11	(142)	1	(305)
Deferred taxes related to tax election	—	—	37,253	—
Other	143	(22)	613	(87)
Income tax expense (benefit)	$6,331	$5	$49,046	$(7)

The effective income tax rate for our income tax expense for the three months ended June 30, 2022 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes, partially offset by the effect of the Tax Election previously discussed. The effective income tax rate for our income tax expense for the six months ended June 30, 2022 is greater than the federal statutory rate, primarily due to the effect of the Tax Election, partially offset by the portion of income not subject to income taxes. The effective income tax rate for our income tax expense (benefit) for the three and six months ended June 30, 2021 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$(38,710)	$(2,169)
Total deferred tax liabilities	(38,710)	(2,169)

Deferred tax assets:
Federal loss carryovers and credits	933	1,328
Other	764	808
Total deferred tax assets	1,697	2,136
Less valuation allowance	(318)	(317)
Net deferred tax assets	1,379	1,819

Overall net deferred tax liabilities	$(37,331)	$(350)

The change in deferred tax liabilities for property, plant and equipment is primarily as a result of the Alliance Minerals’ Tax Election and associated impact of the Acquisition Gain discussed above.

Federal loss carryovers and credits are primarily due to net operating losses and research and development credits associated with the operations of other subsidiaries that are taxable for federal income tax purposes.

The valuation allowance as of June 30, 2022 and 2021 serves to reduce the available deferred tax assets to amounts that will, more likely than not, be realized.  We considered all available positive and negative evidence, which incorporates available tax planning strategies and our estimate of future reversals of existing temporary differences, and have determined that a portion of our deferred tax assets relating to state losses and credits may not be realized.

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

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	124,945	5,205

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

Since AllDale III is structured as a limited partnership with the limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in the operational decisions, we concluded that AllDale III is a VIE.  We are not the primary beneficiary of AllDale III as we do not have the power to direct the activities that most significantly impact AllDale III's economic performance.  We account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure. See Note 9 – Investments for more information.

Francis

On April 5, 2022, we committed to invest up to $50 million in Francis through the purchase of preferred equity interests. We funded the first $20 million on April 5, 2022, in the form of a convertible note with a maturity date of April 1, 2023.  Our convertible note represents a 15.4% ownership interest in Francis.  The note converts into preferred equity interests in Francis at maturity, or any time prior at our option.  We have determined the note more closely represents equity as opposed to debt. Therefore, we will account for the convertible note as an equity contribution even though we will not participate in Francis’ earnings or losses and will not be eligible to receive distributions until the note converts. We have options to acquire the remaining preferred equity interests as part of our investment.

We have concluded that Francis is a VIE as the management structure is similar to a limited partnership with the non-managing members (i) not having the ability to remove the managing member and (ii) not participating significantly in the operational decisions.  We are not the primary beneficiary of Francis as we do not have the power to direct the activities that most significantly impact Francis's economic performance. We account for our ownership interest in the income or loss of Francis as an equity method investment. We record equity income or loss based on Francis’ distribution structure. See Note 9 – Investments for more information.

NGP ETP IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ETP IV, a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. We funded $0.1 million on June 21, 2022.  Our final ownership percentage in NGP ETP IV is not yet known.

We have concluded that NGP ETP IV is a VIE as it is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in the operational decisions. We are not the primary beneficiary of NGP ETP IV as we do not have the power to direct the activities that most significantly impact NGP ETP IV's economic performance.  We account for our ownership interest in the income or loss of NGP ETP IV as an equity method investment. See Note 9 – Investments for more information.

9.INVESTMENTS

AllDale III

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$26,194	$26,907	$26,325	$27,268
Equity method investment income	1,585	341	2,468	403
Distributions received	(1,501)	(974)	(2,515)	(1,397)
Ending balance	$26,278	$26,274	$26,278	$26,274

Francis

As discussed in Note 8 – Variable Interest Entities, we accounted for our ownership interest in the income or loss of Francis as an equity method investment. The changes in our equity method investment in Francis for three months ended June 30, 2022 were as follows:

Three Months Ended
June 30,
2022
(in thousands)
Beginning balance	$—
Contributions	20,000
Ending balance	$20,000

NGP ETP IV

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of NGP ETP IV as an equity method investment. The changes in our equity method investment in NGP ETP IV for three months ended June 30, 2022 were as follows:

Three Months Ended
June 30,
2022
(in thousands)
Beginning balance	$—
Contributions	110
Ending balance	$110

Infinitum

On April 29, 2022, we purchased $32.6 million of Series D Preferred Stock from Infinitum, a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators.  The preferred stock provides for non-cumulative dividends when and if declared by Infinitum’s board of directors. Each share is convertible, at any time, at our option, into shares of common stock of Infinitum. We account for our ownership interest in Infinitum as an equity investment without a readily determinable fair value.  It is not practicable to estimate the fair value of our investment in Infinitum because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment. There were no changes in our investment in Infinitum for three months ended June 30, 2022.During the period we have not observed any price changes that have occurred to identical or similar securities sold by Infinitum that would indicate an adjustment to the fair value of our investment is warranted.

10.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2021 and 2022 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

May 14, 2021	$0.1000	$13,045
August 13, 2021	0.1000	13,041
November 12, 2021	0.2000	26,072
Total	$0.4000	$52,158

February 14, 2022	$0.2500	$32,750
May 13, 2022	0.3500	45,810
August 12, 2022 (1)	0.4000	—
Total	$1.0000	$78,560
(1)	On July 26, 2022, we declared this quarterly distribution payable on August 12, 2022 to all unitholders of record as of August 5, 2022.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the six months ended June 30, 2022.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million. The remaining authorized amount for unit repurchases under this program is $6.5 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the six months ended June 30, 2022 and 2021:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2022	127,195,219	$1,279,183	$(64,229)	$11,115	$1,226,069
Comprehensive income:
Net income	—	36,652	—	290	36,942
Actuarially determined long-term liability adjustments	—	—	790	—	790
Total comprehensive income					37,732
Common unit-based compensation	—	2,640	—	—	2,640
Distributions on deferred common unit-based compensation	—	(950)	—	—	(950)
Distributions from consolidated company to noncontrolling interest	—	—	—	(298)	(298)
Distributions to Partners	—	(31,800)	—	—	(31,800)
Balance at March 31, 2022	127,195,219	1,285,725	(63,439)	11,107	1,233,393
Comprehensive income:
Net income	—	161,478	—	323	161,801
Actuarially determined long-term liability adjustments	—	—	794	—	794
Total comprehensive income					162,595
Common unit-based compensation	—	2,340	—	—	2,340
Distributions on deferred common unit-based compensation	—	(1,292)	—	—	(1,292)
Distributions from consolidated company to noncontrolling interest	—	—	—	(325)	(325)
Distributions to Partners	—	(44,518)	—	—	(44,518)
Balance at June 30, 2022	127,195,219	$1,403,733	$(62,645)	$11,105	$1,352,193

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2021	127,195,219	$1,148,565	$(87,674)	$11,376	$1,072,267
Comprehensive income:
Net income	—	24,748	—	78	24,826
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive income					27,057
Common unit-based compensation	—	723	—	—	723
Distributions from consolidated company to noncontrolling interest	—	—	—	(141)	(141)
Balance at March 31, 2021	127,195,219	1,174,036	(85,443)	11,313	1,099,906
Comprehensive income:
Net income	—	44,035	—	130	44,165
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive loss					46,396
Common unit-based compensation	—	1,485	—	—	1,485
Distributions on deferred common unit-based compensation	—	(324)	—	—	(324)
Distributions from consolidated company to noncontrolling interest	—	—	—	(222)	(222)
Distributions to Partners	—	(12,721)	—	—	(12,721)
Balance at June 30, 2021	127,195,219	$1,206,511	$(83,212)	$11,221	$1,134,520

11.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 16 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended June 30, 2022

Coal sales	$290,389	$241,418	$—	$—	$—	$531,807
Oil & gas royalties	—	—	35,927	—	—	35,927
Coal royalties	—	—	—	14,525	(14,525)	—
Transportation revenues	21,449	13,936	—	—	—	35,385
Other revenues	1,659	328	652	—	10,743	13,382
Total revenues	$313,497	$255,682	$36,579	$14,525	$(3,782)	$616,501

Three Months Ended June 30, 2021

Coal sales	$210,157	$115,817	$—	$—	$—	$325,974
Oil & gas royalties	—	—	17,114	—	—	17,114
Coal royalties	—	—	—	11,653	(11,653)	—
Transportation revenues	7,434	4,624	—	—	—	12,058
Other revenues	642	282	473	—	5,900	7,297
Total revenues	$218,233	$120,723	$17,587	$11,653	$(5,753)	$362,443

Six Months Ended June 30, 2022

Coal sales	$544,294	$375,873	$—	$—	$—	$920,167
Oil & gas royalties	—	—	66,854	—	—	66,854
Coal royalties	—	—	—	29,692	(29,692)	—
Transportation revenues	40,340	24,417	—	—	—	64,757
Other revenues	3,559	691	686	—	20,650	25,586
Total revenues	$588,193	$400,981	$67,540	$29,692	$(9,042)	$1,077,364

Six Months Ended June 30, 2021

Coal sales	$392,798	$220,663	$—	$—	$—	$613,461
Oil & gas royalties	—	—	31,113	—	—	31,113
Coal royalties	—	—	—	22,954	(22,954)	—
Transportation revenues	15,114	8,012	—	—	—	23,126
Other revenues	1,255	667	494	—	10,949	13,365
Total revenues	$409,167	$229,342	$31,607	$22,954	$(12,005)	$681,065

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2022 and disaggregated by segment and contract duration.

				2025 and
	2022	2023	2024	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$650,837	$729,307	$361,381	$290,746	$2,032,271
Appalachia Coal Operations coal revenues	381,828	335,595	236,536	40,701	994,660
Total coal revenues (1)	$1,032,665	$1,064,902	$597,917	$331,447	$3,026,931

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per unit data)
Net income attributable to ARLP	$161,478	$44,035	$198,130	$68,783

Less:
Distributions to participating securities	(1,720)	(401)	(3,272)	(619)
Undistributed earnings attributable to participating securities	(3,645)	(825)	(3,245)	(934)

Net income attributable to ARLP available to limited partners	$156,113	$42,809	$191,613	$67,230

Weighted-average limited partner units outstanding – basic and diluted	127,195	127,195	127,195	127,195

Earnings per limited partner unit - basic and diluted (1)	$1.23	$0.34	$1.51	$0.53
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 3,529 and 3,289 for the three and six months ended June 30, 2022, respectively, and 1,525 and 1,397 for the three and six months ended June 30, 2021, respectively, were considered anti-dilutive under the treasury stock method.

13.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$53,206	$54,233	$53,448	$54,739
Accruals increase	2,271	1,565	4,546	3,237
Payments	(3,278)	(2,565)	(6,082)	(4,975)
Interest accretion	287	231	574	463
Valuation gain (1)	(5,265)	(1,405)	(5,265)	(1,405)
Ending balance	$47,221	$52,059	$47,221	$52,059
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation gain in 2022 is due to an increase in the discount rate from 2.41% on December 31, 2021 to 4.22% on June 30, 2022. The valuation gain in 2021 is due to an increase in the discount rate from 1.95% on December 31, 2020 to 2.34% on June 30, 2021.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of June 30, 2022 are $5.7 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Service cost	$954	$989	$1,901	$2,020
Interest cost (1)	749	637	1,496	1,273
Net amortization (1)	259	1,043	519	2,086
Net periodic benefit cost	$1,962	$2,669	$3,916	$5,379
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

14.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

We maintain the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  As part of our LTIP, unit awards of non-vested "phantom" or notional units, also referred to as "restricted units", may be granted which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Certain awards may also contain a minimum-value guarantee payable in ARLP common units or cash that would be paid regardless of whether or not the awards vest, as long as service requirements are met.  Annual grant levels, vesting provisions and minimum-value guarantees of restricted units for designated participants are recommended by Mr. Craft, subject to review and approval of the compensation committee of the MGP board of directors (the "Compensation Committee").  Vesting of all restricted units outstanding is subject to the satisfaction of certain financial tests. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously expensed amounts for that grant are reversed and no future expense will be recognized for that grant.  Assuming the financial tests are met, grants of restricted units issued to LTIP participants are generally expected to cliff vest on January 1st of the third year following issuance of the grants.  We expect to settle restricted unit grants by delivery of newly-issued ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  We account for forfeitures of non-vested LTIP restricted unit grants as they occur.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP restricted unit awards, all non-vested restricted units include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with value equal to the cash distributions we make to unitholders during the vesting period. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously paid DER amounts for that grant are reversed from Partners’ Capital and recorded as compensation expense and future DERs for that grant, if any, will be recognized as compensation expense when paid.

A summary of non-vested LTIP grants as of and for the six months ended June 30, 2022 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2022	3,130,475	$5.59	$39,569
Granted (1)	687,719	13.34
Forfeited	(165,224)	6.72
Non-vested grants at June 30, 2022	3,652,970	7.00	66,594
(1)	The restricted units granted during 2022 have minimum-value guarantees of either $9.62 or $6.41 per unit, regardless of whether or not the awards vest.

LTIP expense for grants of restricted units was $2.1 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and $4.4 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively.  The total obligation associated with LTIP grants of restricted units as of June 30, 2022 was $11.0 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  As of June 30, 2022, there was $14.5 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.3 years.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the six months ended June 30, 2022 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2022	668,698	$20.37	$8,452
Granted	25,359	15.80
Phantom units outstanding as of June 30, 2022	694,057	20.20	12,653

Total SERP and Directors' Deferred Compensation Plan expense was $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.  As of June 30, 2022, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $14.0 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Interest cost	$936	$860	$1,868	$1,720
Expected return on plan assets	(1,664)	(1,671)	(3,329)	(3,342)
Amortization of prior service cost	46	46	93	93
Amortization of net loss	489	1,142	972	2,283
Net periodic benefit cost (1)	$(193)	$377	$(396)	$754
(1)	Net periodic benefit cost for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

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

The Illinois Basin Coal Operations reportable segment includes operating mining complexes (a) the Gibson County Coal, LLC mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View Coal, LLC mining complex and (d) the Hamilton County Coal, LLC mining complex. The segment also includes our Mt. Vernon Transfer Terminal, LLC coal-loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC and other support services, and our non-operating Illinois Basin mining complexes.

The Appalachia Coal Operations reportable segment includes operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC mining complex and (c) the MC Mining, LLC mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP ("AR Midland") and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III (Note 9 – Investments) and Cavalier Minerals.

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

Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as the "Matrix Group"), our investments in Francis, Infinitum and NGP ETP IV (see Note 9 – Investments), Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 6 – Long-Term Debt), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities and other miscellaneous activities.  The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended June 30, 2022

Revenues - Outside	$313,497	$255,682	$36,579	$—	$10,743	$616,501
Revenues - Intercompany	—	—	—	14,525	(14,525)	—
Total revenues (1)	313,497	255,682	36,579	14,525	(3,782)	616,501

Segment Adjusted EBITDA Expense (2)	194,697	117,369	3,234	5,398	(4,624)	316,074
Segment Adjusted EBITDA (3)	97,352	124,377	34,609	9,127	839	266,304
Capital expenditures	35,343	22,491	—	—	4,995	62,829

Three Months Ended June 30, 2021

Revenues - Outside	$218,233	$120,723	$17,587	$—	$5,900	$362,443
Revenues - Intercompany	—	—	—	11,653	(11,653)	—
Total revenues (1)	218,233	120,723	17,587	11,653	(5,753)	362,443

Segment Adjusted EBITDA Expense (2)	140,176	74,456	2,419	4,871	(7,418)	214,504
Segment Adjusted EBITDA (3)	70,623	41,641	15,379	6,782	1,667	136,092
Capital expenditures	12,515	10,382	—	—	1,292	24,189

Six Months Ended June 30, 2022

Revenues - Outside	$588,193	$400,981	$67,540	$—	$20,650	$1,077,364
Revenues - Intercompany	—	—	—	29,692	(29,692)	—
Total revenues (1)	588,193	400,981	67,540	29,692	(9,042)	1,077,364

Segment Adjusted EBITDA Expense (2)	372,286	201,084	6,235	10,217	(12,568)	577,254
Segment Adjusted EBITDA (3)	175,567	175,480	63,161	19,475	3,525	437,208
Total assets	748,291	457,724	667,278	288,509	171,389	2,333,191
Capital expenditures	71,890	40,836	—	—	9,256	121,982

Six Months Ended June 30, 2021

Revenues - Outside	$409,167	$229,342	$31,607	$—	$10,949	$681,065
Revenues - Intercompany	—	—	—	22,954	(22,954)	—
Total revenues (1)	409,167	229,342	31,607	22,954	(12,005)	681,065

Segment Adjusted EBITDA Expense (2)	265,757	148,182	4,477	8,899	(15,094)	412,221
Segment Adjusted EBITDA (3)	128,296	73,147	27,325	14,055	3,090	245,913
Total assets	726,555	425,574	604,355	292,134	66,895	2,115,513
Capital expenditures	28,916	22,048	—	—	4,662	55,626
(1)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily intercompany coal royalty eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Segment Adjusted EBITDA Expense	$316,074	$214,504	$577,254	$412,221
Outside coal purchases	(151)	(114)	(151)	(114)
Other income (expense)	579	(1,351)	1,145	(2,548)
Operating expenses (excluding depreciation, depletion and amortization)	$316,502	$213,039	$578,248	$409,559

(3)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Consolidated Segment Adjusted EBITDA	$266,304	$136,092	$437,208	$245,913
General and administrative	(22,457)	(17,492)	(41,053)	(32,996)
Depreciation, depletion and amortization	(66,734)	(64,733)	(130,048)	(123,935)
Interest expense, net	(9,304)	(9,827)	(18,931)	(20,206)
Income tax (expense) benefit	(6,331)	(5)	(49,046)	7
Net income attributable to ARLP	$161,478	$44,035	$198,130	$68,783
Noncontrolling interest	323	130	613	208
Net income	$161,801	$44,165	$198,743	$68,991

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

Summary

We are a diversified natural resource company operating in the United States that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests located in strategic producing regions across the United States.  We began coal mining operations in 1971 and, since then, have grown through acquisitions and internal development in strategic producing regions to become the largest coal producer in the eastern United States.  Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern United States.  Two of our mines have loading facilities located on the banks of the Ohio River.   As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  In addition to our mining operations, in 2007, Alliance Resource Properties began acquiring control of coal mineral interests and leasing the coal mineral reserves and resources to our mining operations.  In 2014, we began acquiring oil & gas mineral interests in premier oil & gas producing regions across the United States.

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

●	Illinois Basin Coal Operations reportable segment includes operating mining complexes (a) the Gibson County Coal, LLC mining complex, which includes the Gibson South mine, (b) the Warrior Coal, LLC mining complex, (c) the River View Coal, LLC ("River View") mining complex and (d) the Hamilton County Coal, LLC ("Hamilton") mining complex. The segment also includes our Mt. Vernon Transfer Terminal, LLC ("Mt.

Vernon") coal-loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC and other support services, and our non-operating Illinois Basin mining complexes.

●	Appalachia Coal Operations reportable segment includes operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC ("Tunnel Ridge") mining complex and (c) the MC Mining, LLC ("MC Mining") mining complex. The Mettiki mining complex includes Mettiki Coal (WV), LLC's Mountain View mine and Mettiki Coal, LLC's preparation plant.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III and Cavalier Minerals. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Investments" of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations. Approximately two thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), our investments in Francis Renewable Energy, LLC ("Francis"), Infinitum Electric, Inc. ("Infinitum") and NGP ETP IV, L.P. ("NGP ETP IV"), Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance"), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Investments" and —Note 6 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on our investments in Francis, Infinitum and NGP ETP IV as well as AROP Funding and Alliance Finance.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Total revenues for the three months ended June 30, 2022 ("2022 Quarter") increased 70.1% to a record $616.5 million compared to $362.4 million for the three months ended June 30, 2021 (the "2021 Quarter") as a result of higher coal sales prices and volumes, which rose 43.3% and 13.9%, respectively, and higher oil & gas royalty prices and volumes, which increased by 64.7% and 27.6%, respectively.  Total operating expenses increased to $441.2 million in the 2022 Quarter, compared to $307.4 million in the 2021 Quarter, due primarily to increased coal sales volumes, inflationary cost pressures and an increase of a non-cash contingent accrual related to our purchase of the Hamilton mine based upon a projection for higher coal sales price realizations in the future.  Net income attributable to ARLP for the 2022 Quarter increased to $161.5 million, or $1.23 per basic and diluted limited partner unit, compared to $44.0 million, or $0.34 per basic and diluted limited partner unit, for the 2021 Quarter.

	Three Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	8,933	7,846	N/A	N/A
Coal - Tons produced	8,878	7,481	N/A	N/A
Coal - Coal sales	$531,807	$325,974	$59.53	$41.55
Coal - Segment Adjusted EBITDA Expense (1) (2)	$321,967	$218,867	$36.04	$27.90
Oil & Gas Royalties - BOE sold	499	391	N/A	N/A
Oil & Gas Royalties - Royalties (3)	$35,927	$17,114	$72.03	$43.73
Coal Royalties - Tons sold	5,268	4,707	N/A	N/A
Coal Royalties - Intercompany royalties	$14,525	$11,653	$2.76	$2.48
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under “—Reconciliation of non-GAAP ‘Segment Adjusted EBITDA Expense’ to GAAP ‘Operating Expenses.’”
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $205.8 million or 63.1% to $531.8 million for the 2022 Quarter from $326.0 million for the 2021 Quarter.  The increase was attributable to a price variance of $160.7 million due to higher average coal sales prices and a volume variance of $45.1 million resulting from increased tons sold.  Improved coal demand in both the domestic and export markets during the 2022 Quarter drove coal sales price realizations higher by 43.3% in the 2022 Quarter to $59.53 per ton sold, compared to $41.55 per ton sold during the 2021 Quarter.  Coal sales volumes increased by 13.9% to 8.9 million tons sold compared to 7.8 million tons sold in the 2021 Quarter, due to favorable market conditions.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 47.1% to $322.0 million, as a result of higher coal sales volumes and inflationary cost pressures.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 29.2% to $36.04 per ton sold in the 2022 Quarter compared to $27.90 per ton in the 2021 Quarter, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 15.1% to $10.76 per ton in the 2022 Quarter from $9.35 per ton in the 2021 Quarter. The increase of $1.41 per ton was primarily due to higher labor costs at several mines, including recently implemented incentive bonus programs.

●	Material and supplies expenses per ton produced increased 53.3% to $14.06 per ton in the 2022 Quarter from $9.17 per ton in the 2021 Quarter. The increase of $4.89 per ton produced primarily reflects inflationary cost pressures, including increases of $1.90 per ton for roof support, $0.57 per ton for power and fuel used in the mining process, $0.43 per ton for contract labor used in the mining process, $0.40 per ton in longwall subsidence expense, $0.37 per ton for various preparation plant expenses and $0.28 per ton for certain ventilation expenses.

●	Maintenance expenses per ton produced increased 39.4% to $3.61 per ton in the 2022 Quarter from $2.59 per ton in the 2021 Quarter. The increase of $1.02 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $1.10 per produced ton sold in the 2022 Quarter compared to the 2021 Quarter primarily as a result of higher price realizations and an unfavorable mix of tons sold mined in states with severance taxes, partially offset by a $0.60 per ton decrease in the federal black lung excise tax, effective January 1, 2022 and decreased excise taxes per ton resulting from a greater mix of export shipments.

●	Segment Adjusted EBITDA Expense was also higher as a result of a $6.5 million non-cash contingent accrual in the 2022 Quarter related to our purchase of the Hamilton mine based upon a projection for higher coal sales price realizations in the future.

Segment Adjusted EBITDA Expense increases per ton were partially offset by the following decrease:

●	Workers' compensation expenses per ton produced decreased to $(0.15) per ton in the 2022 Quarter from $0.24 per ton in the 2021 Quarter. The decrease of $0.39 per ton produced primarily reflects a favorable mid-year workers' compensation accrual adjustment in the 2022 Quarter due to an increase in the discount rate.

Oil & gas royalties.  Oil & gas royalty revenues increased to a record $35.9 million in the 2022 Quarter compared to $17.1 million for the 2021 Quarter.  The increase of $18.8 million was primarily due to significantly higher sales price realizations per BOE and increased volumes in the 2022 Quarter.

Other revenues.  Other revenues principally comprised Matrix Design sales and other miscellaneous sales and revenue activities.  Other revenues increased to $13.4 million in the 2022 Quarter from $7.3 million in the 2021 Quarter.  The increase of $6.1 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary.

General and administrative.  General and administrative expenses for the 2022 Quarter increased to $22.5 million compared to $17.5 million in the 2021 Quarter.  The increase of $5.0 million was primarily due to higher incentive compensation expenses.

Income tax expense (benefit).  Income tax expense increased to $6.3 million for the 2022 Quarter compared to $0.01 million for the 2021 Quarter as a result of Alliance Minerals' election to be treated as a taxable entity for federal and state income tax purposes beginning in 2022.  Please read "Item 1. Financial Statements (Unaudited)—Note 7 – Income Taxes" of this Quarterly Report on Form 10-Q.

Transportation revenues and expenses.  Transportation revenues and expenses were $35.4 million and $12.1 million for the 2022 and 2021 Quarters, respectively.  The increase of $23.3 million was primarily attributable to increased average third-party transportation rates in the 2022 Quarter and increased coal shipments for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2022 Quarter Segment Adjusted EBITDA increased $130.2 million to $266.3 million from the 2021 Quarter Segment Adjusted EBITDA of $136.1 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, Segment Adjusted EBITDA Expense, oil & gas royalties, BOE volume, coal royalties and coal royalties tons sold by segment are as follows:

	Three Months Ended
	June 30,
	2022	2021	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$97,352	$70,623	$26,729	37.8%
Appalachia Coal Operations	124,377	41,641	82,736	198.7%
Oil & Gas Royalties	34,609	15,379	19,230	125.0%
Coal Royalties	9,127	6,782	2,345	34.6%
Other, Corporate and Elimination (1)	839	1,667	(828)	(49.7)%
Total Segment Adjusted EBITDA (2)	$266,304	$136,092	$130,212	95.7%

Coal - Tons sold
Illinois Basin Coal Operations	5,831	5,425	406	7.5%
Appalachia Coal Operations	3,102	2,421	681	28.1%
Total tons sold	8,933	7,846	1,087	13.9%

Coal sales
Illinois Basin Coal Operations	$290,389	$210,157	$80,232	38.2%
Appalachia Coal Operations	241,418	115,817	125,601	108.4%
Total coal sales	$531,807	$325,974	$205,833	63.1%

Other revenues
Illinois Basin Coal Operations	$1,659	$642	$1,017	158.4%
Appalachia Coal Operations	328	282	46	16.3%
Oil & Gas Royalties	652	473	179	37.8%
Other, Corporate and Elimination	10,743	5,900	4,843	82.1%
Total other revenues	$13,382	$7,297	$6,085	83.4%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$194,697	$140,176	$54,521	38.9%
Appalachia Coal Operations	117,369	74,456	42,913	57.6%
Oil & Gas Royalties	3,234	2,419	815	33.7%
Coal Royalties	5,398	4,871	527	10.8%
Other, Corporate and Elimination (1)	(4,624)	(7,418)	2,794	37.7%
Total Segment Adjusted EBITDA Expense (2)	$316,074	$214,504	$101,570	47.4%

Oil & Gas Royalties
Volume - BOE (3)	499	391	108	27.6%
Oil & gas royalties	$35,927	$17,114	$18,813	109.9%

Coal Royalties
Volume - Tons sold (4)	5,268	4,707	561	11.9%
Intercompany coal royalties	$14,525	$11,653	$2,872	24.6%
(1)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “—Reconciliation of non-GAAP

‘Segment Adjusted EBITDA’ to GAAP ‘net income’ and reconciliation of non-GAAP ‘Segment Adjusted EBITDA Expense’ to GAAP ‘Operating Expenses.’”
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(4)	Represents tons sold by our Coal Operations Segments that were produced from coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased to $97.4 million in the 2022 Quarter from $70.6 million in the 2021 Quarter.  The increase of $26.8 million was primarily attributable to higher coal sales, which increased 38.2% to $290.4 million in the 2022 Quarter from $210.2 million in the 2021 Quarter, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price realizations and increased sales volumes. Coal sales price per ton sold in the 2022 Quarter increased by 28.5% compared to the 2021 Quarter reflecting increased domestic prices and significantly higher export prices due to favorable market conditions. Coal sales volumes were higher by 7.5% compared to the 2021 Quarter as a result of increased sales volumes at our Gibson South and Hamilton mines.  Segment Adjusted EBITDA Expense increased 38.9% to $194.7 million in the 2022 Quarter from $140.2 million in the 2021 Quarter primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $7.55 per ton sold to $33.39 from $25.84 per ton sold in the 2021 Quarter primarily as a result of inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs, increased royalty expenses due to higher price realizations, reduced recoveries across the region and a non-cash contingent accrual related to our purchase of the Hamilton mine based upon a projection for higher coal sales price realizations in the future, partially offset by fewer longwall move days at our Hamilton mine during the 2022 Quarter.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 198.7% to $124.4 million for the 2022 Quarter from $41.6 million in the 2021 Quarter.  The increase of $82.8 million was primarily attributable to higher coal sales, which increased 108.4% to $241.4 million in the 2022 Quarter from $115.8 million in the 2021 Quarter, due to increased prices and volumes.  Coal sales prices increased by 62.7% compared to the 2021 Quarter primarily due to substantially higher export price realizations at all mines in the region as well as increased domestic pricing at our Tunnel Ridge and Mettiki mines.  Coal sales volumes increased 28.1% compared to the 2021 Quarter as a result of higher domestic sales volumes from our Tunnel Ridge longwall operation and increased export shipments from our Mettiki and MC Mining operations.  Segment Adjusted EBITDA Expense increased 57.6% to $117.4 million in the 2022 Quarter from $74.5 million in the 2021 Quarter due to increased sales volumes and per ton expenses.  Segment Adjusted EBITDA Expense per ton increased $7.09 per ton sold to $37.84 compared to $30.75 per ton sold in the 2021 Quarter, as a result of inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs, increased sales-related expenses due to higher price realizations and reduced recoveries across the region.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to a record $34.6 million for the 2022 Quarter from $15.4 million in the 2021 Quarter.  The increase of $19.2 million was primarily due to significantly higher sales price realizations, which increased 64.7% to $72.03 per BOE, and increased volumes in the 2022 Quarter.

Coal Royalties – Segment Adjusted EBITDA increased 34.6% to $9.1 million for the 2022 Quarter from $6.8 million in the 2021 Quarter.  The increase of $2.3 million was a result of increased royalty tons sold and higher average royalty rates per ton.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Total revenues increased 58.2% to $1.08 billion for the six months ended June 30, 2022 (the "2022 Period"), compared to $681.1 million for the six months ended June 30, 2021 (the "2021 Period"), primarily due to substantial increases in prices and volumes from coal operations and royalties and oil & gas royalties.  Total operating expenses increased to $814.3 million in the 2022 Period, compared to $589.7 million in the 2021 Period, due primarily to increased coal sales volumes and inflationary cost pressures.  During the 2022 Period, we recognized a one-time non-cash income tax charge of $37.3 million and current income tax expense of $10.8 million associated with Alliance Minerals' election to be treated as a taxable entity for federal and state income tax purposes.  Higher revenues, partially offset by increased total operating expenses and income tax expense, led to significantly higher net income attributable to ARLP, which rose 188.1% to $198.1 million for the 2022 Period, or $1.51 per basic and diluted limited partner unit, compared to $68.8 million, or $0.53 per basic and diluted limited partner unit, for the 2021 Period.

	Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	17,095	14,674	N/A	N/A
Coal - Tons produced	18,056	15,482	N/A	N/A
Coal - Coal sales	$920,167	$613,461	$53.83	$41.81
Coal - Segment Adjusted EBITDA Expense (1) (2)	$590,494	$421,799	$34.54	$28.74
Oil & Gas Royalties - BOE sold	1,004	791	N/A	N/A
Oil & Gas Royalties - Royalties (3)	$66,854	$31,113	$66.61	$39.33
Coal Royalties - Tons sold	10,821	9,228	N/A	N/A
Coal Royalties - Intercompany royalties	$29,692	$22,954	$2.74	$2.49
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable GAAP financial measures, please see below under “—Reconciliation of non-GAAP ‘Segment Adjusted EBITDA’ to GAAP ‘net income’ and reconciliation of non-GAAP ‘Segment Adjusted EBITDA Expense’ to GAAP ‘Operating Expenses.’”
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $306.7 million or 50.0% to $920.2 million for the 2022 Period from $613.5 million for the 2021 Period.  The increase was attributable to a price variance of $205.5 million due to higher average coal sales prices and a volume variance of $101.2 million resulting from increased tons sold.  Coal sales price realizations increased by 28.7% in the 2022 Period to $53.83 per ton sold, compared to $41.81 per ton sold during the 2021 Period, due to favorable market conditions. Improved coal demand in both the domestic and export markets during the 2022 Period drove coal sales volumes higher by 16.5% to 17.1 million tons sold compared to 14.7 million tons sold in the 2021 Period.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 40.0% to $590.5 million, as a result of higher coal sales volumes and inflationary cost pressures.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 20.2% to $34.54 per ton sold in the 2022 Period compared to $28.74 per ton in the 2021 Period, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 8.6% to $10.20 per ton in the 2022 Period from $9.39 per ton in the 2021 Period. The increase of $0.81 per ton was primarily due to higher labor costs at several mines including recently implemented incentive bonus programs.

●	Material and supplies expenses per ton produced increased 40.2% to $13.42 per ton in the 2022 Period from $9.57 per ton in the 2021 Period. The increase of $3.85 per ton produced primarily reflects inflationary cost pressures including increases of $1.82 per ton for roof support, $0.48 per ton for contract labor used in the mining process, $0.45 per ton for power and fuel used in the mining process, $0.31 per ton for various preparation plant expenses and $0.27 per ton for certain ventilation expenses.

●	Maintenance expenses per ton produced increased 32.7% to $3.41 per ton in the 2022 Period from $2.57 per ton in the 2021 Period. The increase of $0.84 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.39 per produced ton sold in the 2022 Period compared to the 2021 Period primarily as a result of higher price realizations, partially offset by a $0.60 per ton decrease in the federal black lung excise tax, effective January 1, 2022, a favorable mix of tons sold mined in states with severance taxes and decreased excise taxes per ton resulting from a greater mix of export shipments.

●	Segment Adjusted EBITDA Expense was also higher as a result of a $6.5 million non-cash contingent accrual in the 2022 Period related to our purchase of the Hamilton mine based upon a projection for higher coal sales price realizations in the future.

Oil & gas royalties.  Oil & gas royalty revenues increased to $66.9 million in the 2022 Period compared to $31.1 million for the 2021 Period.  The increase of $35.8 million was primarily due to significantly higher sales price realizations per BOE and increased volumes in the 2022 Period.

Other revenues.  Other revenues principally comprised Matrix Design sales, Mt. Vernon transloading revenues and other miscellaneous sales and revenue activities.  Other revenues increased to $25.6 million in the 2022 Period from $13.4 million in the 2021 Period.  The increase of $12.2 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary and increased coal volumes shipped through our Mt. Vernon transloading facility.

General and administrative.  General and administrative expenses for the 2022 Period increased to $41.1 million compared to $33.0 million in the 2021 Period.  The increase of $8.1 million was primarily due to higher incentive compensation expenses.

Income tax expense (benefit).  Income tax expense increased to $49.0 million for the 2022 Period compared to an income tax benefit of $0.01 million for the 2021 Period as a result of Alliance Minerals' election during the 2022 Period to be treated as a taxable entity for federal and state income tax purposes.  We recognized a one-time non-cash income tax charge of $37.3 million and a current income tax expense of $10.8 million during the 2022 Period associated with this election.  Please read "Item 1. Financial Statements (Unaudited)—Note 7 – Income Taxes" of this Quarterly Report on Form 10-Q.

Transportation revenues and expenses.  Transportation revenues and expenses were $64.8 million and $23.1 million for the 2022 and 2021 Periods, respectively.  The increase of $41.7 million was primarily attributable to increased average third-party transportation rates in the 2022 Period and increased coal shipments for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2022 Period Segment Adjusted EBITDA increased $191.3 million to $437.2 million from the 2021 Period Segment Adjusted EBITDA of $245.9 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, Segment Adjusted EBITDA Expense, oil & gas royalties, BOE volume, coal royalties and coal royalties tons sold by segment are as follows:

	Six Months Ended
	June 30,
	2022	2021	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$175,567	$128,296	$47,271	36.8%
Appalachia Coal Operations	175,480	73,147	102,333	139.9%
Oil & Gas Royalties	63,161	27,325	35,836	131.1%
Coal Royalties	19,475	14,055	5,420	38.6%
Other, Corporate and Elimination (1)	3,525	3,090	435	14.1%
Total Segment Adjusted EBITDA (2)	$437,208	$245,913	$191,295	77.8%

Coal - Tons sold
Illinois Basin Coal Operations	11,713	10,185	1,528	15.0%
Appalachia Coal Operations	5,382	4,489	893	19.9%
Total tons sold	17,095	14,674	2,421	16.5%

Coal sales
Illinois Basin Coal Operations	$544,294	$392,798	$151,496	38.6%
Appalachia Coal Operations	375,873	220,663	155,210	70.3%
Total coal sales	$920,167	$613,461	$306,706	50.0%

Other revenues
Illinois Basin Coal Operations	$3,559	$1,255	$2,304	183.6%
Appalachia Coal Operations	691	667	24	3.6%
Oil & Gas Royalties	686	494	192	38.9%
Other, Corporate and Elimination	20,650	10,949	9,701	88.6%
Total other revenues	$25,586	$13,365	$12,221	91.4%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$372,286	$265,757	$106,529	40.1%
Appalachia Coal Operations	201,084	148,182	52,902	35.7%
Oil & Gas Royalties	6,235	4,477	1,758	39.3%
Coal Royalties	10,217	8,899	1,318	14.8%
Other, Corporate and Elimination (1)	(12,568)	(15,094)	2,526	16.7%
Total Segment Adjusted EBITDA Expense (2)	$577,254	$412,221	$165,033	40.0%

Oil & Gas Royalties
Volume - BOE (3)	1,004	791	213	26.9%
Oil & gas royalties	$66,854	$31,113	$35,741	114.9%

Coal Royalties
Volume - Tons sold (4)	10,821	9,228	1,593	17.3%
Intercompany coal royalties	$29,692	$22,954	$6,738	29.4%
(1)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “—Reconciliation of non-GAAP

‘Segment Adjusted EBITDA’ to GAAP ‘net income’ and reconciliation of non-GAAP ‘Segment Adjusted EBITDA Expense’ to GAAP ‘Operating Expenses.’”
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(4)	Represents tons sold by our Coal Operations Segments that were produced from coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased to $175.6 million in the 2022 Period from $128.3 million in the 2021 Period.  The increase of $47.3 million was primarily attributable to higher coal sales, which increased 38.6% to $544.3 million in the 2022 Period from $392.8 million in the 2021 Period, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price per ton, which increased by 20.5% compared to the 2021 Period reflecting increased domestic prices and significantly higher export prices resulting from favorable market conditions, and increased tons sold, which rose 15.0% in the 2022 Period as a result of increased sales volumes at the Gibson South, River View and Hamilton mines. Segment Adjusted EBITDA Expense increased 40.1% to $372.3 million in the 2022 Period from $265.8 million in the 2021 Period primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $5.69 per ton sold to $31.78 from $26.09 per ton sold in the 2021 Period primarily as a result of inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs, reduced recoveries across the region, a non-cash contingent accrual related to our purchase of the Hamilton mine based upon a projection for higher coal sales price realizations in the future and more longwall move days at our Hamilton mine during the 2022 Period.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 139.9% to $175.5 million for the 2022 Period from $73.1 million in the 2021 Period.  The increase of $102.4 million was primarily attributable to higher coal sales, which increased 70.3% to $375.9 million in the 2022 Period from $220.7 million in the 2021 Period, due to increased prices and volumes.  Coal sales prices increased by 42.1% compared to the 2021 Period primarily due to substantially higher export price realizations and increased domestic pricing in the region.  Coal sales volumes increased 19.9% compared to the 2021 Period as a result of higher sales volumes from our Tunnel Ridge and MC Mining operations.  Segment Adjusted EBITDA Expense increased 35.7% to $201.1 million in the 2022 Period from $148.2 million in the 2021 Period due to increased sales volumes and per ton expenses.  Segment Adjusted EBITDA Expense per ton increased 13.2% to $37.36 compared to $33.01 per ton sold in the 2021 Period, as a result of inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs, increased sales-related expenses due to higher price realizations and reduced recoveries at our Mettiki and MC Mining operations.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to $63.2 million for the 2022 Period from $27.3 million in the 2021 Period.  The increase of $35.9 million was primarily due to significantly higher sales price realizations, which increased 69.4% to $66.61 per BOE, and increased volumes in the 2022 Period.

Coal Royalties – Segment Adjusted EBITDA increased 38.6% to $19.5 million for the 2022 Period from $14.1 million in the 2021 Period.  The increase of $5.4 million was a result of increased royalty tons sold and higher average royalty rates per ton.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Consolidated Segment Adjusted EBITDA	$266,304	$136,092	$437,208	$245,913
General and administrative	(22,457)	(17,492)	(41,053)	(32,996)
Depreciation, depletion and amortization	(66,734)	(64,733)	(130,048)	(123,935)
Interest expense, net	(9,304)	(9,827)	(18,931)	(20,206)
Income tax (expense) benefit	(6,331)	(5)	(49,046)	7
Net income attributable to ARLP	$161,478	$44,035	$198,130	$68,783
Noncontrolling interest	323	130	613	208
Net income	$161,801	$44,165	$198,743	$68,991

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Segment Adjusted EBITDA Expense	$316,074	$214,504	$577,254	$412,221
Outside coal purchases	(151)	(114)	(151)	(114)
Other income (expense)	579	(1,351)	1,145	(2,548)
Operating expenses (excluding depreciation, depletion and amortization)	$316,502	$213,039	$578,248	$409,559

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments, contractual obligations and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under the Revolving Credit Facility and Securitization Facility and other financing transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, contractual obligations, commitments and any distribution payments.  Nevertheless, our ability to satisfy our working capital requirements, to satisfy our contractual obligations, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control, including the COVID-19 pandemic.  Based on our recent operating cash flow results, current cash position, current unitholder distributions, anticipated future cash flows and sources of financing that we expect to have available, we anticipate remaining in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies.  However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected.  Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

In May 2018, the Board approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through June 30, 2022, we have purchased units for a total of $93.5 million under the program.  During the six months ended June 30, 2022, we did not repurchase and retire any units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities.  Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of an unspecified amount of our equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any of the securities described in the prospectus.

Cash Flows

Cash provided by operating activities was $235.3 million for the 2022 Period compared to $158.2 million for the 2021 Period.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items and a favorable working capital change related to other assets and liabilities, partially offset by unfavorable working capital changes related to trade receivables, inventories and accrued payroll and related benefits compared to the 2021 Period.

Net cash used in investing activities was $163.3 million for the 2022 Period compared to $50.2 million for the 2021 Period.  The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures, contributions to equity method investments and purchase of equity securities during the 2022 Period.

Net cash used in financing activities was $88.3 million for the 2022 Period compared to $125.8 million for the 2021 Period.  The decrease in cash used in financing activities was primarily attributable to reduced borrowings and payments on the Revolving Credit Facility and the Securitization Facility, partially offset by increased cash distributions paid to unitholders compared to the 2021 Period.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2022 cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers'

compensation and pneumoconiosis costs, with our June 30, 2022 cash and cash equivalents of $106.1 million and cash flows from operations, or borrowings under our Revolving Credit Facility and Securitization Facility if necessary.  We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $5.66 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2022 are estimated in a range of $230.0 million to $250.0 million.  We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See "Item 1. Financial Statements (Unaudited)—Note 6 – Long-Term Debt" of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On June 30, 2022, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to 1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, 2) the use of aircraft, and 3) providing administrative services with respect to certain oil & gas mineral interests Mr. Craft acquired in 2019.  We also have related-party transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding four mineral leases, (b) Bluegrass Minerals Management, LLC ("Bluegrass Minerals") through its noncontrolling ownership interest in our consolidated subsidiary, Cavalier Minerals and (c) with our equity interest in AllDale III.  For more information regarding Bluegrass Minerals and AllDale III, please read "Item 1. Financial Statements (Unaudited)—Note 8 – Variable Interest Entities" and "—Note 9 – Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2021, "Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions" for additional information concerning related-party transactions.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We did not have an outstanding balance under either the Revolving Credit Facility or the Securitization Facility at June 30, 2022.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2022.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2022.

During the quarterly period ended June 30, 2022, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	the severity, magnitude, and duration of the COVID-19 pandemic and the emergence of new virus variants, including impacts of the pandemic and of businesses' and governments' responses to the pandemic, including actions to mitigate its impact and the development of treatments and vaccines, on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions;
●	changes in macroeconomic and market conditions and market volatility arising from hostilities in Ukraine, the COVID-19 pandemic or otherwise, including inflation, changes in coal, oil, natural gas, and natural gas liquids prices, and the impact of such changes and volatility on our financial position;
●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changes in global economic and geo-political conditions or in industries in which our customers operate;
●	changes in coal prices and/or oil & gas prices, demand and availability which could affect our operating results and cash flows;
●	actions of the major oil-producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold mineral interests due to low oil, natural gas, and natural gas liquid prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions;
●	the success of our development plans for our wholly owned subsidiary, Matrix Design Group, LLC and our investments in emerging infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social and governance matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;

●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor, including as a result of the potential impact of government-imposed vaccine mandates;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortages of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the three months ended June 30, 2022, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 8, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 8, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 8, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 8, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2022 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 8, 2022.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer