Form 10-K/A
period 2021-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2022-08-26
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $745,685,497 as of June 30, 2021, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of August 26, 2022, 127,195,219 common units were outstanding.

Auditor Details:

Grant Thornton LLP	248	Tulsa, Oklahoma
Auditor Name	Auditor Firm ID	Auditor Location

Ernst & Young LLP	42	Tulsa, Oklahoma
Auditor Name	Auditor Firm ID	Auditor Location

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

Alliance Resource Partners, L.P. ("we," "us," or "our") is filing this Amendment No. 1 on Form 10-K/A ("Amended Filing") in order to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed on February 25, 2022 ("Original Filing"), to provide amended disclosures pursuant to correspondence with the staff (the “Staff”) of the Securities and Exchange Commission ("SEC") in connection with the Staff’s review of new property disclosure requirements for publicly traded mining companies recently implemented by the SEC and reflected in our Original Filing for the first time. The following items were impacted by these amended disclosures and are hereby amended and restated in their entirety:

●	Part I. Item 2. Properties – We (i) modified the disclosure of the coal pricing assumptions used by RESPEC in estimating the amount of coal mineral resources and reserves to provide the range of prices used for each coal basin or market region along with an explanation as to why different pricing ranges were used for estimating the Illinois Basin resources and reserves, (ii) added clarification that the estimates of coal mineral resources and reserves between the Henderson-Union and River View properties are distinct and separate despite their geographic overlap, and (iii) added explanations for the absence of mineral resource estimates for certain individual property disclosures.
●	Part IV. Item 15. Exhibits and Financial Statement Schedules – We amended our technical report summaries contained in exhibits 96.1, 96.2, 96.3, 96.4 and 96.5 to address various requests by the SEC.

We are also including currently dated certifications by our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3 and 31.4 under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Other than as expressly set forth above and except with respect to certain conforming changes made to our exhibit index, this Amended Filing does not, and does not purport to, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing. Moreover, the information included in this Amended Filing does not update or otherwise affect the financial statements filed as part of the Original Filing. This Amended Filing should be read in conjunction with the Original Filing and our other filings with the SEC.

PART I

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

Each of the factors which impacts reserve and resource estimation may vary considerably from the assumptions used in making the estimation and, as a result, the estimates in this report may not accurately reflect the actual coal reserves and resources.  Actual production, revenues and expenditures with respect to the coal reserves will likely vary from the assumptions used in these estimates, and these variances may be material.  Government regulations and other pressures may result in closure of coal-fired electric generating plants earlier than assumed.  Such changes would reduce the economic viability of our mining operations and could have a material adverse impact on our operations and financial results. Additionally, the estimates of coal reserves and resources may be adversely affected in future fiscal periods by the SEC's recent rule amendments revising property disclosure requirements for publicly traded coal mining companies, with which we are complying for the first time in this report.

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

The coal mineral resource and reserve estimates included in this Annual Report on Form 10-K were prepared by an independent, qualified engineering firm, RESPEC Company, LLC ("RESPEC").  We provided RESPEC with property control, mine plans, production, revenue, costs, capital, and other information considered by RESPEC in making their estimates.  As part of our internal controls, our geologists and engineers review the integrity, accuracy, and timeliness of the data provided to RESPEC that they considered in calculating their coal mineral resource and reserve estimates.  We also review the geologic data, mining assumptions, and methodology used by RESPEC to estimate our coal mineral resources and reserves.  Our geologists and engineers also met with RESPEC periodically during the year to discuss the assumptions and methods used in the coal mineral resource and reserve estimation process.

RESPEC, an independent third-party engineering firm, does not own an interest in any of our properties and is not employed on a contingent basis. RESPEC's Technical Report Summaries for each of our material mining operations are included as exhibits to this Annual Report on Form 10-K.

Summary of Coal Mineral Resources and Reserves

Coal Mineral Resources

Most of our coal properties designated as mineral resources are of thickness, quality, and mineability similar to that of the mineral reserves, and all are proximal to existing infrastructure such as power, water, transportation, facilities, etc.  However, we have not completed pre-feasibility or feasibility studies with respect to our coal properties designated as mineral resources, as is required to convert the mineral resources into mineral reserves. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves.

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

At December 31, 2021, we had approximately 1.165 billion tons of coal mineral resources.  Tonnages are reported on a clean recoverable basis with pricing based on available third-party forecasts and historical pricing adjusted for quality at the end of 2021 in a range from $36.27 to $51.26 per short ton in the Illinois Basin and from $42.68 to $66.27 per short ton in the Appalachian Basin, which are the prices used by RESPEC to estimate the amount of coal mineral resources. All resources are classified as underground mineable in the exploration stage.

Coal sales prices vary based on coal quality, access to transportation, and other factors at each location.  In the Illinois Basin, we have coal resources that are not associated with coal reserves and have different factors affecting the coal sales price.  In addition, we have coal reserves that do not have associated coal resources.  As a result, the Illinois Basin resources and the Illinois Basin reserves have different price ranges.

Coal Mineral Reserves

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

On December 31, 2021, we had approximately 547.1 million tons of coal mineral reserves.  Tonnages are reported on a clean recoverable basis with pricing based on available third-party forecasts and historical pricing adjusted for quality at the end of 2021 in a range from $36.08 to $44.01 per short ton in the Illinois Basin and from $42.68 to $66.27 per short ton in the Appalachian Basin, which are the prices used by RESPEC to estimate the amount of coal mineral reserves.  All reserves are classified as underground mineable in the production stage.

Coal sales prices vary based on coal quality, access to transportation, and other factors at each location.  In the Illinois Basin, we have coal reserves that do not have associated coal resources. In addition, we have coal resources that are not associated with coal reserves and have different factors affecting the coal sales price.  As a result, the Illinois Basin reserves and the Illinois Basin resources have different price ranges.

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

Airport:  Evansville Regional Airport (EVV),

Town:  Morganfield,

Docks:  River View, Hamilton 1, UC Processing, on the Ohio River,

Water:  Local municipalities and mine sources,

Electricity:  Kentucky Utilities (KU),

Personnel:  Regional.

0
20000
40000
Feet
POSEY
INDIANA
KENTUCKY
VANDERBURGH
HENDERSON
GALLATIN
RIVER VIEW
LOADOUT
UC PROCESSING
LOADOUT
RIVER VIEW
PREP PLANT
UNIONTOWN
RIVER VIEW
SLOPE/PORTAL
UC MINING
SITE
HAMILTON 1 SITE
RIVER VIEW
PORTAL
CORYDON
HENDERSON
ILLINOIS
KENTUCKY
HAMILTON 2 SITE
MORGANFIELD
UC PROCESSING
SITE
ROBARDS
UNION
WEBSTER
SEBREE

MAJOR HIGHWAY	OVERLAND CONVEYOR
ACTIVE RAILROAD	RESOURCE BOUNDARY

HENDERSON / UNION

RESOURCE AREA

GENERAL LOCATION MAP

Location Map.dwg	February, 2022	MAP 1

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

Though there is geographic overlap between the Henderson-Union and River View properties, the resources and reserves of each are associated with different coal seams or, if in the same seam, are separated by existing mine works or geologic features into distinct areas.  There is no overlap in the resource / reserve estimation.

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

Though there is geographic overlap between River View and the Henderson-Union properties, the reserves and resources of each are associated with different coal seams or, if in the same seam, are separated by existing mine works or geologic features into distinct areas.  There is no overlap in the resource / reserve estimation.

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

Due to the level of geologic certainty, all resources were classified as either measured or indicated and were converted to reserves. There were no inferred resources associated with the property.

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

Docks:   Mount Vernon on the Ohio River,

Water:  Hamilton County Water District and mine sources,

Electricity:  Wayne-White Electric Co-op (WWEC),

Personnel:  Regional.

0
20000
40000
Feet
WAYNE
JEFFERSON
HAMILTON COUNTY
PREP PLANT
INA
FRANKLIN
BENTON
HAMILTON
McLEANSBORO
ENFIELD
CARMI
WHITE
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

Resources associated with Hamilton County are provided in the Coal Mineral Resources table above.

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

N
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

Due to the level of geologic certainty, all resources were classified as either measured or indicated and were converted to reserves. There were no inferred resources associated with the property.

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

Due to the level of geological certainty, all resources were classified as either measured or indicated and were converted to reserves. There are no inferred resources associated with the property.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) and (c)          The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.3	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017
3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.5	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.6	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634680	3.9	02/23/2018

3.7	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.3	06/06/2018

3.8	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of June 1, 2018.	8-K	000-26823 1883834	3.4	06/06/2018

3.9	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.5	06/06/2018

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC, dated as of May 31, 2018.	8-K	000-26823 1883834	3.7	06/06/2018

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., included in this Exhibit Index as Exhibit 3.2).	8-K	000-26823 17990766	3.2	07/28/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

4.2	Indenture, dated as of April 24, 2017, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	000-26823 17798539	4.1	04/24/2017

4.3	Form of 7.500% Senior Note due 2025 (included in Exhibit 4.2).	8-K	000-26823 17778550	4.1	04/24/2017

4.4	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934.	10-K	000-26823 22677260	4.4	02/25/2022

10.1	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-26823 11823116	10.1	05/09/2011

10.2	Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 1782487	10.25	11/13/2001

10.3	First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 02827517	10.32	11/14/2002

10.4	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.5	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.6	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.7	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.8(1)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.9(1)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.10(1)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.11(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.12(1)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.13	Guaranty by Alliance Resource Partners, L.P. dated March 16, 2012	10-Q	000-26823 12825281	10.3	05/09/2012

10.14(2)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-26823 12825281	10.1	05/09/2012

10.15(2)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.	10-Q/A	000-26823 12947715	10.2	07/05/2012

10.16	Amended and Restated Charter for the Audit Committee of the Board of Directors dated February 23, 2009	10-K	000-26823 09647063	10.35	03/02/2009

10.17	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.18	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.19(1)	First Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 07660999	10.50	03/01/2007

10.20(1)	Second Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 08654096	10.50	02/29/2008

10.21(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.22(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

10.23(1)	Third Amendment to the Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan	10-K	000-26823 09647063	10.52	03/02/2009

10.24(1)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

10.25(1)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	02/28/2011

10.26	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.27(2)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-26823 091164883	10.2	11/06/2009

10.28	Amended and Restated Charter for the Compensation Committee of the Board of Directors dated February 23, 2010.	10-K	000-26823 10638795	10.49	02/26/2010

10.29	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-26823 101000555	10.1	08/09/2010

10.30	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-26823 101000555	10.2	08/09/2010

10.31	Purchase and Sale Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as buyer and Alliance Coal, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, River View Coal, LLC, Sebree Mining, LLC, Tunnel Ridge, LLC and White County Coal, LLC, as originators	8-K	000-26823 141277053	10.1	12/10/2014

10.32	Sale and Contribution Agreement, dated as of December 5, 2014, among Alliance Resource	8-K	000-26823 141277053	10.2	12/10/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

	Operating Partners, L.P., as seller and AROP Funding, LLC, as buyer

10.33	Receivables Financing Agreement, dated as of December 5, 2014, among Borrower, PNC Bank, National Association, as administrative agent as well as the letter of credit bank, the persons from time to time party thereto as lenders, the persons from time to time party thereto as letter of credit participants, and Alliance Coal, LLC, as initial servicer	8-K	000-26823 141277053	10.3	12/10/2014

10.34	Performance Guaranty, dated as of December 5, 2014, by AROP in favor of PNC Bank, National Association, as administrative agent	8-K	000-26823 141277053	10.4	12/10/2014

10.35	Master Lease Agreement, dated as of October 29, 2015, between Alliance Resource Operating Partners, L.P., Hamilton County Coal, LLC and White Oak Resources LLC, as lessees, and PNC Equipment Finance, LLC and the other lessors named therein.	8-K	000-26823 151198024	10.1	11/04/2015

10.36(1)	The Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan as amended by the Third Amendment and Fourth Amendment	10-K	000-26823 161460619	10.46	02/26/2016

10.37	First Amendment to the Receivables Financing Agreement, dated as of December 4, 2015	10-Q	000-26823 161634229	10.1	05/10/2016

10.38	Second Amendment to the Receivables Financing Agreement, dated as of February 24, 2016	10-Q	000-26823 161634229	10.2	05/10/2016

10.39	Joinder Agreement, dated as of February 24, 2016, among Warrior Coal, LLC, Webster County Coal, LLC, White Oak Resources LLC and Hamilton County Coal, LLC, dated as of February 24, 2016	10-Q	000-26823 161634229	10.3	05/10/2016

10.40	Third Amendment to the Receivables Financing Agreement, dated as of December 2, 2016	10-K	000-26823 17636362	10.45	02/24/2017

10.41	Fourth Amendment to the Receivables Financing Agreement, dated as of November 27, 2017	10-K	000-26823 18634680	10.47	02/23/2018

10.42	Fifth Amendment to the Receivables Financing Agreement, dated as of January 17, 2018	10-K	000-26823 18634680	10.48	02/23/2018

10.43	Sixth Amendment to the Receivables Financing Agreement, dated as of June 19, 2018	10-Q	000-26823 18994075	10.2	08/06/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.44	Seventh Amendment to the Receivables Financing Agreement, dated as of January 16, 2019	10-K	000-26823 19624803	10.52	02/22/2019

10.45	Subscription Agreement for Partnership Interest - General Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals, LP and AllDale Mineral Management, LLC.	10-K	000-26823 19624803	10.53	02/22/2019

10.46	Subscription Agreement for Partnership Interest - Limited Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals, LP and AllDale Mineral Management, LLC.	10-K	000-26823 19624803	10.54	02/22/2019

10.47	Subscription Agreement for Partnership Interest - General Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals II, LP and AllDale Mineral Management II, LLC.	10-K	000-26823 19624803	10.55	02/22/2019

10.48	Subscription Agreement for Partnership Interest - Limited Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals II, LP and AllDale Mineral Management II, LLC.	10-K	000-26823 19624803	10.56	02/22/2019

10.49	AllDale Minerals, LP Joinder Agreements dated January 3, 2019 by and among Alliance Royalty, LLC, AllRoy GP, LLC and AllDale Minerals, LP.	10-K	000-26823 19624803	10.57	02/22/2019

10.50	AllDale Minerals II, LP Joinder Agreements dated January 3, 2019 by and among Alliance Royalty, LLC, AllRoy GP, LLC and AllDale Minerals II, LP.	10-K	000-26823 19624803	10.58	02/22/2019

10.51	Purchase and Sale Agreement by and between Wing Resources LLC, and Wing Resources II LLC, as sellers, and Alliance Resource Partners, L.P., as buyer, dated as of June 21, 2019.	10-Q	000-26823 19997858	10.1	08/05/2019

10.52	Eighth Amendment to the Receivables Financing Agreement, dated as of October 22, 2019.	10-Q	000-26823 191192460	10.2	11/05/2019

10.53	Employment letter to Kirk Tholen, dated October 21, 2019.	10-K	000-26823 20636450	10.61	02/20/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.54	Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 20711345	10.1	03/13/2020

10.55	Fifth Amendment to the Alliance Coal and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan.	8-K	000-26823 201385345	10.1	12/14/2020

10.56	Ninth Amendment to the Receivables Financing Agreement, dated as of January 15, 2021.	10-K	000-26823 21663570	10.64	02/23/2021

10.57	Tenth Amendment to the Receivables Financing Agreement, dated as of January 14, 2022.	10-K	000-26823 22677260	10.57	02/25/2022

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers	10-K	000-26823 13656028	14.1	03/01/2013

16.1	Letter of Ernst & Young LLP, dated as of March 1,2021.	8-K	000-26823 21695057	16.1	03/01/2021

21.1	List of Subsidiaries.	10-K	000-26823 22677260	21.1	02/25/2022

23.1	Consent of Grant Thornton LLP.	10-K	000-26823 22677260	23.1	02/25/2022

23.2	Consent of Ernst & Young LLP.	10-K	000-26823 22677260	23.2	02/25/2022

23.3	Consent of Netherland, Sewell & Associates, Inc.	10-K	000-26823 22677260	23.3	02/25/2022

23.4	Consent of RESPEC.					☑

31.1	Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 25, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	000-26823 22677260	31.1	02/25/2022

31.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 25, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	000-26823 22677260	31.2	02/25/2022

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.3

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 26, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

31.4

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 26, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

32.1	Certification of Joseph W. Craft III, President and Chief Executive Officer and Chairman of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 25, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-26823 22677260	32.1	02/25/2022

32.2	Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 25, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-26823 22677260	32.2	02/25/2022

95.1	Federal Mine Safety and Health Act Information	10-K	000-26823 22677260	95.1	02/25/2022

96.1	Henderson/Union Resources SEC S-K 1300 Technical Report Summary dated July 2022.					☑

96.2	River View Mine SEC S-K 1300 Technical Report Summary July 2022.					☑

96.3	Hamilton Mine SEC S-K 1300 Technical Report Summary dated July 2022.					☑

96.4	Gibson South Mine SEC S-K 1300 Technical Report Summary dated July 2022.					☑

96.5	Tunnel Ridge Mine SEC S-K 1300 Technical Report Summary dated July 2022.					☑

99.1	Report of Netherland, Sewell & Associates, Inc., dated January 7, 2022	10-K	000-26823 22677260	99.1	02/25/2022

101	Interactive Data File (Form 10-K for the year ended December 31, 2021 filed in Inline XBRL).	10-K	000-26823 22677260	101	02/25/2022

104	Cover Page Interactive Data File (formatted as Inline XBRL).					☑

* Filed herewith.

(1)	Denotes management contract or compensatory plan or arrangement.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act, as amended, and the omitted material has been separately filed with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 26, 2022.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft III
Joseph W. Craft III
President, Chief Executive
Officer and Chairman