Form 10-Q
period 2022-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2022-11-07
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, 127,195,219 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$278,471	$122,403
Trade receivables	190,435	129,531
Other receivables	6,873	680
Inventories, net	98,765	60,302
Advance royalties	3,458	4,958
Prepaid expenses and other assets	14,733	21,354
Total current assets	592,735	339,228
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,765,400	3,608,347
Less accumulated depreciation, depletion and amortization	(2,034,345)	(1,909,669)
Total property, plant and equipment, net	1,731,055	1,698,678
OTHER ASSETS:
Advance royalties	70,181	63,524
Equity method investments	46,158	26,325
Equity securities	32,639	—
Goodwill	4,373	4,373
Operating lease right-of-use assets	15,395	14,158
Other long-term assets	11,845	13,120
Total other assets	180,591	121,500
TOTAL ASSETS	$2,504,381	$2,159,406

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$97,032	$69,586
Accrued taxes other than income taxes	25,133	17,787
Accrued payroll and related expenses	42,966	36,805
Accrued interest	12,500	5,000
Workers' compensation and pneumoconiosis benefits	12,296	12,293
Current finance lease obligations	302	840
Current operating lease obligations	2,757	1,820
Other current liabilities	45,375	17,375
Current maturities, long-term debt, net	15,133	16,071
Total current liabilities	253,494	177,577
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	409,944	418,942
Pneumoconiosis benefits	109,687	107,560
Accrued pension benefit	23,415	25,590
Workers' compensation	39,031	44,911
Asset retirement obligations	124,622	123,517
Long-term finance lease obligations	533	618
Long-term operating lease obligations	12,778	12,366
Deferred income tax liabilities	37,607	391
Other liabilities	25,450	21,865
Total long-term liabilities	783,067	755,760
Total liabilities	1,036,561	933,337

COMMITMENTS AND CONTINGENCIES - (NOTE 4)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,518,679	1,279,183
Accumulated other comprehensive loss	(61,843)	(64,229)
Total ARLP Partners' Capital	1,456,836	1,214,954
Noncontrolling interest	10,984	11,115
Total Partners' Capital	1,467,820	1,226,069
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,504,381	$2,159,406

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
SALES AND OPERATING REVENUES:
Coal sales	$550,563	$362,264	$1,470,730	$975,725
Oil & gas royalties	35,312	20,109	102,166	51,222
Transportation revenues	28,548	22,027	93,305	45,153
Other revenues	13,997	11,039	39,583	24,404
Total revenues	628,420	415,439	1,705,784	1,096,504

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	330,298	233,201	908,546	642,760
Transportation expenses	28,548	22,027	93,305	45,153
Outside coal purchases	—	6,065	151	6,179
General and administrative	21,341	18,655	62,394	51,651
Depreciation, depletion and amortization	70,143	68,763	200,191	192,698
Total operating expenses	450,330	348,711	1,264,587	938,441

INCOME FROM OPERATIONS	178,090	66,728	441,197	158,063

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2022 and 2021 of $264, $123, $505 and $314, respectively)	(9,245)	(9,408)	(28,304)	(29,646)
Interest income	426	19	554	51
Equity method investment income	2,108	703	4,576	1,106
Other income (expense)	192	(84)	1,337	(2,632)
INCOME BEFORE INCOME TAXES	171,571	57,958	419,360	126,942

INCOME TAX EXPENSE	6,600	234	55,646	227

NET INCOME	164,971	57,724	363,714	126,715

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(364)	(176)	(977)	(384)

NET INCOME ATTRIBUTABLE TO ARLP	$164,607	$57,548	$362,737	$126,331

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$1.25	$0.44	$2.76	$0.97

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	127,195,219	127,195,219	127,195,219

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET INCOME	$164,971	$57,724	$363,714	$126,715

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	47	47	140	140
Amortization of net actuarial loss (1)	495	1,141	1,467	3,424
Total defined benefit pension plan adjustments	542	1,188	1,607	3,564

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	260	1,043	779	3,129
Total pneumoconiosis benefits adjustments	260	1,043	779	3,129

OTHER COMPREHENSIVE INCOME	802	2,231	2,386	6,693

COMPREHENSIVE INCOME	165,773	59,955	366,100	133,408

Less: Comprehensive income attributable to noncontrolling interest	(364)	(176)	(977)	(384)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$165,409	$59,779	$365,123	$133,024
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (see Notes 14 and 16 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES	$548,554	$310,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(221,286)	(88,661)
Increase in accounts payable and accrued liabilities	39,500	2,281
Proceeds from sale of property, plant and equipment	5,006	6,432
Contributions to equity method investments	(20,220)	—
Purchase of equity securities	(32,639)	—
Distributions received from investments in excess of cumulative earnings	387	1,088
Payment for acquisition of business	(11,391)	—
Escrow deposit for oil & gas reserve acquisitions	(4,150)	(1,550)
Other	(2,704)	—
Net cash used in investing activities	(247,497)	(80,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	27,500	35,000
Payments under securitization facility	(27,500)	(90,900)
Payments on equipment financings	(12,360)	(12,888)
Borrowings under revolving credit facilities	—	15,000
Payments under revolving credit facilities	—	(102,500)
Borrowings from line of credit	—	3,230
Payments on finance lease obligations	(623)	(568)
Payment of debt issuance costs	—	(113)
Payments for purchase of units and tax withholdings related to settlements under deferred compensation plans	—	(1,090)
Distributions paid to Partners	(130,898)	(26,086)
Other	(1,108)	(615)
Net cash used in financing activities	(144,989)	(181,530)
NET CHANGE IN CASH AND CASH EQUIVALENTS	156,068	49,037
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122,403	55,574
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$278,471	$104,611

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,708	$20,045
Cash paid for income taxes	$17,404	$11

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$47,825	$8,012
Right-of-use assets acquired by operating lease	$1,291	$—
Market value of common units issued under deferred compensation plans before tax withholding requirements	$—	$1,082

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

Change in Tax Status

On March 15, 2022, Alliance Minerals changed its federal income tax status from a pass-through entity to a taxable entity via a "check the box" election (the "Tax Election"), which became effective January 1, 2022. This election for Alliance Minerals is anticipated to reduce the total income tax burden on our oil & gas royalties, as Alliance Minerals will pay entity-level taxes at corporate tax rates that are well below individual tax rates that would otherwise be paid by our unitholders. For more information on the Tax Election please see Note 8 – Income Taxes.

Francis Investment

On April 5, 2022, we committed to invest up to $50 million in Francis Renewable Energy, LLC ("Francis") through the purchase of preferred equity interests.  As of September 30, 2022, we have elected to hold our commitment to Francis at our initial $20 million convertible note investment. Francis currently is active in the installation, management and operation of metered-for-fee, public-access electric vehicle ("EV") charging stations. Francis also develops and constructs EV charging stations for third-party customers.  Our investment in Francis furthers our business strategy to develop strategic relationships and invest in attractive opportunities in the fast-growing energy infrastructure transition.  For more information on this investment please see Note 9 – Variable Interest Entities.

Infinitum Investment

On April 29, 2022, we purchased $32.6 million of Series D Preferred Stock from Infinitum Electric, Inc. ("Infinitum"), a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators which have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors.  The preferred stock provides for non-cumulative dividends when and if declared by Infinitum's board of directors.  Each share is convertible, at any time, at our option, into shares of common stock of Infinitum.  Our investment in Infinitum furthers our business strategy to develop strategic relationships and invest in attractive opportunities in the fast-growing energy infrastructure transition.  For more information on this investment please see Note 10 – Investments.

On November 2, 2022, we purchased an additional $9.4 million of Series D Preferred Stock in Infinitum.

NGP ETP IV Investment

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ETP IV, L.P. ("NGP ETP IV"), a private equity fund sponsored by NGP Energy Capital Management, LLC ("NGP").   NGP ETP IV focuses on investments that are part of the global transition toward a lower carbon economy by partnering with top tier management teams and investing growth equity in companies that drive or enable the growth of renewable energy, the electrification of our economy or the efficient use of energy. For more information on this investment please see Note 9 – Variable Interest Entities.

Belvedere Acquisition

On September 9, 2022, we acquired approximately 394 net oil & gas royalty acres in the Delaware Basin from Belvedere Operating, LLC ("Belvedere") for a purchase price of $11.4 million (the "Belvedere Acquisition"). This acquisition enhances our ownership position in the Permian Basin and furthers our business strategy to grow our Oil & Gas Royalties segment. For more information on this acquisition please see Note 3 – Acquisition.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2022 and December 31, 2021, the results of our operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021.  All intercompany transactions and accounts have been eliminated.

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

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10").  ASU 2021-10 increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements.  We adopted ASU 2021-10 on January 1, 2022.  The adoption of ASU 2021-10 did not have a material impact on our condensed consolidated financial statements.

3.ACQUISITION

Belvedere

On September 9, 2022 (the "Belvedere Acquisition Date"), our subsidiary, Alliance Royalty, LLC acquired approximately 394 net oil & gas royalty acres in the Delaware Basin from Belvedere for a cash purchase price of $11.4 million, which was funded with cash on hand. This acquisition gives us increased exposure to a prolific area of the Delaware Basin and is within close proximity to reserves that we currently own.  Because the mineral interests acquired in the Belvedere Acquisition include royalty interests in both developed properties and undeveloped properties, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Belvedere Acquisition Date on our condensed consolidated balance sheet.

The following table summarizes the fair value allocation of assets acquired as of the Belvedere Acquisition Date:

(in thousands)

Mineral interests in proved properties	$7,724
Mineral interests in unproved properties	3,667
$11,391

The fair value of the mineral interests was determined using an income approach consisting of a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, projected cash flows, forward oil & gas prices and risk adjusted discount rates.  Certain assumptions used are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.

The amounts of revenue and earnings from the mineral interests acquired in the Belvedere Acquisition included in our condensed consolidated statements of income since the Belvedere Acquisition Date are as follows:

Three Months Ended
September 30,
2022

(in thousands)

Revenue	$112
Net income	78

The following represents our pro forma revenues and net income for the three and nine months ended September 30, 2022 and 2021 as if the mineral interests acquired in the Belvedere Acquisition had been included in our consolidated results since January 1, 2021.  These amounts have been calculated after applying our accounting policies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Total revenues
As reported	$628,420	$415,439	$1,705,784	$1,096,504
Pro forma	628,645	415,943	1,706,641	1,097,261

Net income
As reported	$164,971	$57,724	$363,714	$126,715
Pro forma	165,168	58,154	364,472	127,375

4.CONTINGENCIES

We are party to litigation that has been initiated against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and Kentucky Wage and Hour Act due to an alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  The plaintiffs seek class or collective action certification.  Because the litigation of these matters is in the early stages, we cannot reasonably estimate a range of potential exposure at this time.  We believe the plaintiffs' claims are without merit and our ultimate exposure, if any, will not be material to our results of operations or financial position and we intend to defend the litigation vigorously.  However, if our current belief that the claims are without merit is not upheld, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

5.INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)

Coal	$48,676	$24,845
Supplies (net of reserve for obsolescence of $5,914 and $5,554, respectively)	50,089	35,457
Total inventories, net	$98,765	$60,302

6.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$417,464	$—	$—	$457,758	$—
Total	$—	$417,464	$—	$—	$457,758	$—

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

7.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021

	(in thousands)
Revolving credit facility	$—	$—	$(3,281)	$(5,019)
Senior notes	400,000	400,000	(2,362)	(3,048)
Securitization facility	—	—	—	—
May 2019 equipment financing	—	1,503	—	—
November 2019 equipment financing	23,846	31,972	—	—
June 2020 equipment financing	6,874	9,605	—	—
	430,720	443,080	(5,643)	(8,067)
Less current maturities	(15,133)	(16,071)	—	—
Total long-term debt	$415,587	$427,009	$(5,643)	$(8,067)

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

The Credit Agreement is guaranteed by certain of our Intermediate Partnership's material direct and indirect subsidiaries (the "Restricted Subsidiaries") and is secured by substantially all the assets of the Restricted Subsidiaries.  The Credit Agreement is also guaranteed by Alliance Minerals but the oil and gas mineral assets of Alliance Minerals and its direct and indirect subsidiaries (collectively with Alliance Minerals, the "Unrestricted Subsidiaries") are not collateral under the Credit Agreement.  Borrowings under the Revolving Credit Facility bear interest, at our option, at either (i) the Base Rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins for (i) or (ii), as applicable, that fluctuate depending upon the ratio of Consolidated Debt to Consolidated Cash Flow (each as defined in the Credit Agreement).  The Eurodollar Rate, with applicable margin, under the Revolving Credit Facility was 5.49% as of September 30, 2022.  On September 30, 2022, we had $44.1 million of letters of credit outstanding with $415.4 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.35% on the undrawn portion of the Revolving Credit Facility.  We utilize the Revolving Credit Facility, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting the Intermediate Partnership and its Restricted Subsidiaries including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates, including transactions with Unrestricted Subsidiaries.  In each case, these restrictions are subject to various exceptions.  In addition, the payment of cash distributions is restricted if such payment would result in a fixed charge coverage ratio of less than 1.0 to 1.0 (as defined in the Credit Agreement) for the four most recently ended fiscal quarters.  The Credit Agreement requires the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 0.64 to 1.0, 17.63 to 1.0 and 0.05 to 1.0, respectively, for the trailing twelve months ended September 30, 2022.  We remained in compliance with the covenants of the Credit Agreement as of September 30, 2022 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization.  On December 5, 2014, certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership entered into a $100.0 million accounts receivable securitization facility ("Securitization Facility").  In January 2021, we reduced the borrowing availability under the facility to $60.0 million.  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $60.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a short-term bank yield index.  On September 30, 2022, we had $9.2 million of letters of credit outstanding with $50.8 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  The Securitization Facility is scheduled to mature in January 2023.  On September 30, 2022, we had no outstanding balance under the Securitization Facility.

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

8.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Current:
Federal	$5,944	$2	$17,153	$1
State	387	—	1,218	—
	6,331	2	18,371	1
Deferred:
Federal	267	188	34,932	182
State	2	44	2,343	44
	269	232	37,275	226
Income tax expense	$6,600	$234	$55,646	$227

Alliance Minerals' Tax Election resulted in the recognition of an initial deferred tax liability of $37.3 million and a corresponding increase to income tax expense for the nine months ended September 30, 2022.  This increase in income tax expense reduced net income by $37.3 million, or approximately $0.29 per basic and diluted limited partner unit, for the nine months ended September 30, 2022. Recognition of the initial deferred tax liability and expense is primarily the result of the $177.0 million non-cash acquisition gain recognized in 2019 related to the acquisition of the remaining interests in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") (the "Acquisition Gain").  The Acquisition Gain was recognized to step up to fair value the financial reporting basis of the interests we already owned at the time of acquisition. The tax basis of the underlying properties of AllDale I & II did not include the Acquisition Gain.

Reconciliations of income taxes at the U.S. federal statutory tax rate to income taxes at our effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Income taxes at statutory rate	$36,030	$12,171	$88,066	$26,658

Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(29,888)	(11,777)	(71,562)	(25,935)

Increase (decrease) resulting from:
State taxes, net of federal income tax	426	66	1,244	138
Change in valuation allowance of deferred tax assets	9	(361)	10	(666)
Deferred taxes related to tax election	—	—	37,253	—
Other	23	135	635	32
Income tax expense	$6,600	$234	$55,646	$227

The effective income tax rate for our income tax expense for the three and nine months ended September 30, 2022 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes, partially offset by the effect of the Tax Election previously discussed. The effective income tax rate for our income tax expense for the three and nine months ended September 30, 2021 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$(38,770)	$(2,169)
Total deferred tax liabilities	(38,770)	(2,169)

Deferred tax assets:
Federal loss carryovers and credits	734	1,328
Other	764	808
Total deferred tax assets	1,498	2,136
Less valuation allowance	(327)	(317)
Net deferred tax assets	1,171	1,819

Overall net deferred tax liabilities	$(37,599)	$(350)

The change in deferred tax liabilities for property, plant and equipment is primarily as a result of the Alliance Minerals' Tax Election and associated impact of the Acquisition Gain discussed above.

Federal loss carryovers and credits are primarily due to net operating losses and research and development credits associated with the operations of other subsidiaries that are taxable for federal income tax purposes.

The valuation allowance as of September 30, 2022 and 2021 serves to reduce the available deferred tax assets to amounts that will, more likely than not, be realized.  We considered all available positive and negative evidence, which incorporates available tax planning strategies and our estimate of future reversals of existing temporary differences, and have determined that a portion of our deferred tax assets relating to state losses and credits may not be realized.

Our 2019 through 2021 tax years remain open to examination by tax authorities. We have been notified by the Internal Revenue Service that lower-tier partnership income tax returns for the tax year ended December 31, 2020 have been selected for audit.

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

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	136,597	5,691

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

Since AllDale III is structured as a limited partnership with the limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in the operational decisions, we concluded that AllDale III is a VIE.  We are not the primary beneficiary of AllDale III as we do not have the power to direct the activities that most significantly impact AllDale III's economic performance.  We account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure. See Note 10 – Investments for more information.

Francis

On April 5, 2022, we committed to invest up to $50 million in Francis through the purchase of preferred equity interests. We funded $20 million on April 5, 2022, in the form of a convertible note with a maturity date of April 1, 2023. As of September 30, 2022, we have elected to hold our commitment to Francis at our initial $20 million convertible note investment. Our convertible note represents an ownership interest in Francis upon conversion.  We have determined the note more closely represents equity as opposed to debt. Therefore, we will account for the convertible note as an equity contribution even though we will not participate in Francis' earnings or losses and will not be eligible to receive distributions until the note converts.

We have concluded that Francis is a VIE as the management structure is similar to a limited partnership with the non-managing members (i) not having the ability to remove the managing member and (ii) not participating significantly in the operational decisions.  We are not the primary beneficiary of Francis as we do not have the power to direct the activities that most significantly impact Francis's economic performance. We account for our ownership interest in the income or loss of Francis as an equity method investment. We record equity income or loss based on Francis' distribution structure. See Note 10 – Investments for more information.

NGP ETP IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ETP IV, a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. We funded $0.2 million during the nine months ended September 30, 2022.  Our final ownership percentage in NGP ETP IV is not yet known.

We have concluded that NGP ETP IV is a VIE as it is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in the operational decisions. We are not the primary beneficiary of NGP ETP IV as we do not have the power to direct the activities that most significantly impact NGP ETP IV's economic performance.  We account for our ownership interest in the income or loss of NGP ETP IV as an equity method investment. See Note 10 – Investments for more information.

10.INVESTMENTS

AllDale III

As discussed in Note 9 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$26,278	$26,274	$26,325	$27,268
Equity method investment income	2,108	703	4,576	1,106
Distributions received	(2,448)	(797)	(4,963)	(2,194)
Ending balance	$25,938	$26,180	$25,938	$26,180

Francis

As discussed in Note 9 – Variable Interest Entities, we accounted for our ownership interest in the income or loss of Francis as an equity method investment. The changes in our equity method investment in Francis for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022

	(in thousands)
Beginning balance	$20,000	$—
Contributions	—	20,000
Ending balance	$20,000	$20,000

NGP ETP IV

As discussed in Note 9 – Variable Interest Entities, we account for our ownership interest in the income or loss of NGP ETP IV as an equity method investment. The changes in our equity method investment in NGP ETP IV for three and nine months ended September 30, 2022 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022

	(in thousands)
Beginning balance	$110	$—
Contributions	110	220
Ending balance	$220	$220

Infinitum

On April 29, 2022, we purchased $32.6 million of Series D Preferred Stock from Infinitum, a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators.  The preferred stock provides for non-cumulative dividends when and if declared by Infinitum's board of directors. Each share is convertible, at any time, at our option, into shares of common stock of Infinitum. We account for our ownership interest in Infinitum as an equity investment without a readily determinable fair value.  It is not practicable to estimate the fair value of our investment in Infinitum because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment. There have been no fair value adjustments in our investment in Infinitum subsequent to our purchase.  During the period we have not observed any price changes that have occurred to identical or similar securities sold by Infinitum that would indicate an adjustment to the fair value of our investment is warranted.

As discussed in Note 1 – Organization and Presentation, on November 2, 2022, we purchased an additional $9.4 million of Series D Preferred Stock in Infinitum.  The stock was purchased at the same price per share as those shares of Series D Preferred Stock that we acquired on April 29, 2022.

11.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2021 and 2022 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

May 14, 2021	$0.1000	$13,045
August 13, 2021	0.1000	13,041
November 12, 2021	0.2000	26,072
Total	$0.4000	$52,158

February 14, 2022	$0.2500	$32,750
May 13, 2022	0.3500	45,810
August 12, 2022	0.4000	52,338
November 14, 2022 (1)	0.5000	—
Total	$1.5000	$130,898
(1)	On October 28, 2022, we declared this quarterly distribution payable on November 14, 2022 to all unitholders of record as of November 7, 2022.

Unit Repurchase Program

In May 2018, the MGP board of directors approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the nine months ended September 30, 2022.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million. The remaining authorized amount for unit repurchases under this program is $6.5 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the nine months ended September 30, 2022 and 2021:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2022	127,195,219	$1,279,183	$(64,229)	$11,115	$1,226,069
Comprehensive income:
Net income	—	36,652	—	290	36,942
Actuarially determined long-term liability adjustments	—	—	790	—	790
Total comprehensive income					37,732
Common unit-based compensation	—	2,640	—	—	2,640
Distributions on deferred common unit-based compensation	—	(950)	—	—	(950)
Distributions from consolidated company to noncontrolling interest	—	—	—	(298)	(298)
Distributions to Partners	—	(31,800)	—	—	(31,800)
Balance at March 31, 2022	127,195,219	1,285,725	(63,439)	11,107	1,233,393
Comprehensive income:
Net income	—	161,478	—	323	161,801
Actuarially determined long-term liability adjustments	—	—	794	—	794
Total comprehensive income					162,595
Common unit-based compensation	—	2,340	—	—	2,340
Distributions on deferred common unit-based compensation	—	(1,292)	—	—	(1,292)
Distributions from consolidated company to noncontrolling interest	—	—	—	(325)	(325)
Distributions to Partners	—	(44,518)	—	—	(44,518)
Balance at June 30, 2022	127,195,219	$1,403,733	$(62,645)	$11,105	$1,352,193
Comprehensive income:
Net income	—	164,607	—	364	164,971
Actuarially determined long-term liability adjustments	—	—	802	—	802
Total comprehensive income	—	—	—	—	165,773
Common unit-based compensation	—	2,677	—	—	2,677
Distributions on deferred common unit-based compensation	—	(1,461)	—	—	(1,461)
Distributions from consolidated company to noncontrolling interest	—	—	—	(485)	(485)
Distributions to Partners	—	(50,877)	—	—	(50,877)
Balance at September 30, 2022	127,195,219	$1,518,679	$(61,843)	$10,984	$1,467,820

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2021	127,195,219	$1,148,565	$(87,674)	$11,376	$1,072,267
Comprehensive income:
Net income	—	24,748	—	78	24,826
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive income					27,057
Common unit-based compensation	—	723	—	—	723
Distributions from consolidated company to noncontrolling interest	—	—	—	(141)	(141)
Balance at March 31, 2021	127,195,219	1,174,036	(85,443)	11,313	1,099,906
Comprehensive income:
Net income	—	44,035	—	130	44,165
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive loss					46,396
Common unit-based compensation	—	1,485	—	—	1,485
Distributions on deferred common unit-based compensation	—	(324)	—	—	(324)
Distributions from consolidated company to noncontrolling interest	—	—	—	(222)	(222)
Distributions to Partners	—	(12,721)	—	—	(12,721)
Balance at June 30, 2021	127,195,219	1,206,511	(83,212)	11,221	1,134,520
Comprehensive income:
Net income	—	57,548	—	176	57,724
Actuarially determined long-term liability adjustments	—	—	2,231	—	2,231
Total comprehensive income					59,955
Settlement of deferred compensation plans		(1,090)	—	—	(1,090)
Common unit-based compensation	—	1,746	—	—	1,746
Distributions on deferred common unit-based compensation	—	(323)	—	—	(323)
Distributions from consolidated company to noncontrolling interest	—	—	—	(252)	(252)
Distributions to Partners	—	(12,718)	—	—	(12,718)
Balance at September 30, 2021	127,195,219	$1,251,674	$(80,981)	$11,145	$1,181,838

12.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 17 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended September 30, 2022

Coal sales	$314,271	$236,292	$—	$—	$—	$550,563
Oil & gas royalties	—	—	35,312	—	—	35,312
Coal royalties	—	—	—	16,708	(16,708)	—
Transportation revenues	19,508	9,040	—	—	—	28,548
Other revenues	1,455	392	2,260	—	9,890	13,997
Total revenues	$335,234	$245,724	$37,572	$16,708	$(6,818)	$628,420

Three Months Ended September 30, 2021

Coal sales	$217,637	$144,627	$—	$—	$—	$362,264
Oil & gas royalties	—	—	20,109	—	—	20,109
Coal royalties	—	—	—	13,456	(13,456)	—
Transportation revenues	12,121	9,906	—	—	—	22,027
Other revenues	1,335	411	1,082	—	8,211	11,039
Total revenues	$231,093	$154,944	$21,191	$13,456	$(5,245)	$415,439

Nine Months Ended September 30, 2022

Coal sales	$858,565	$612,165	$—	$—	$—	$1,470,730
Oil & gas royalties	—	—	102,166	—	—	102,166
Coal royalties	—	—	—	46,400	(46,400)	—
Transportation revenues	59,848	33,457	—	—	—	93,305
Other revenues	5,014	1,083	2,946	—	30,540	39,583
Total revenues	$923,427	$646,705	$105,112	$46,400	$(15,860)	$1,705,784

Nine Months Ended September 30, 2021

Coal sales	$610,435	$365,290	$—	$—	$—	$975,725
Oil & gas royalties	—	—	51,222	—	—	51,222
Coal royalties	—	—	—	36,410	(36,410)	—
Transportation revenues	27,235	17,918	—	—	—	45,153
Other revenues	2,590	1,078	1,576	—	19,160	24,404
Total revenues	$640,260	$384,286	$52,798	$36,410	$(17,250)	$1,096,504

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2022 and disaggregated by segment and contract duration.

				2025 and
	2022	2023	2024	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$380,626	$853,006	$489,615	$480,298	$2,203,545
Appalachia Coal Operations coal revenues	298,080	372,353	310,436	156,700	1,137,569
Total coal revenues (1)	$678,706	$1,225,359	$800,051	$636,998	$3,341,114

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except per unit data)
Net income attributable to ARLP	$164,607	$57,548	$362,737	$126,331

Less:
Distributions to participating securities	(2,180)	(765)	(5,452)	(1,384)
Undistributed earnings attributable to participating securities	(3,275)	(951)	(6,504)	(1,832)

Net income attributable to ARLP available to limited partners	$159,152	$55,832	$350,781	$123,115

Weighted-average limited partner units outstanding – basic and diluted	127,195	127,195	127,195	127,195

Earnings per limited partner unit - basic and diluted (1)	$1.25	$0.44	$2.76	$0.97
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 3,754 and 3,431 for the three and nine months ended September 30, 2022, respectively, and 2,328 and 1,706 for the three and nine months ended September 30, 2021, respectively, were considered anti-dilutive under the treasury stock method.

14.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$47,221	$52,059	$53,448	$54,739
Accruals increase	2,918	1,674	7,464	4,911
Payments	(2,856)	(2,939)	(8,938)	(7,914)
Interest accretion	287	232	861	695
Valuation gain (1)	—	—	(5,265)	(1,405)
Ending balance	$47,570	$51,026	$47,570	$51,026
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation gain in 2022 is due to an increase in the discount rate from 2.41% on December 31, 2021 to 4.22% on June 30, 2022. The valuation gain in 2021 is due to an increase in the discount rate from 1.95% on December 31, 2020 to 2.34% on June 30, 2021.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of September 30, 2022 are $5.7 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Service cost	$949	$1,007	$2,850	$3,027
Interest cost (1)	747	636	2,243	1,909
Net amortization (1)	260	1,043	779	3,129
Net periodic benefit cost	$1,956	$2,686	$5,872	$8,065
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

15.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

We maintain the LTIP for certain employees and officers of MGP and its affiliates who perform services for us.  As part of our LTIP, unit awards of non-vested "phantom" or notional units, also referred to as "restricted units", may be granted which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Certain awards may also contain a minimum-value guarantee payable in ARLP common units or cash that would be paid regardless of whether or not the awards vest, as long as service requirements are met.  Annual grant levels, vesting provisions and minimum-value guarantees of restricted units for designated participants are recommended by Mr. Craft, subject to review and approval of the compensation committee of the MGP board of directors

(the "Compensation Committee").  Vesting of all restricted units outstanding is subject to the satisfaction of certain financial tests. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously expensed amounts for that grant are reversed and no future expense will be recognized for that grant.  Assuming the financial tests are met, grants of restricted units issued to LTIP participants are generally expected to cliff vest on January 1st of the third year following issuance of the grants.  We expect to settle restricted unit grants by delivery of newly-issued ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  We account for forfeitures of non-vested LTIP restricted unit grants as they occur.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP restricted unit awards, all non-vested restricted units include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with value equal to the cash distributions we make to unitholders during the vesting period. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously paid DER amounts for that grant are reversed from Partners' Capital and recorded as compensation expense and future DERs for that grant, if any, will be recognized as compensation expense when paid.

A summary of non-vested LTIP grants as of and for the nine months ended September 30, 2022 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2022	3,130,475	$5.59	$39,569
Granted (1)	769,907	14.65
Forfeited	(200,119)	6.96
Non-vested grants at September 30, 2022	3,700,263	7.40	84,736
(1)	The restricted units granted during 2022 have certain minimum-value guarantees per unit, regardless of whether or not the awards vest.

LTIP expense for grants of restricted units was $2.4 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $6.8 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively.  The total obligation associated with LTIP grants of restricted units as of September 30, 2022 was $13.4 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  As of September 30, 2022, there was $14.0 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the nine months ended September 30, 2022 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2022	668,698	$20.37	$8,452
Granted	37,758	18.25
Phantom units outstanding as of September 30, 2022	706,456	20.26	16,178

Total SERP and Directors' Deferred Compensation Plan expense was $0.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.  As of September 30, 2022, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $14.3 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Interest cost	$940	$860	$2,808	$2,580
Expected return on plan assets	(1,654)	(1,671)	(4,983)	(5,013)
Amortization of prior service cost	47	47	140	140
Amortization of net loss	495	1,141	1,467	3,424
Net periodic benefit cost (1)	$(172)	$377	$(568)	$1,131
(1)	Net periodic benefit cost for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

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

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP ("AR Midland") and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III (Note 10 – Investments) and Cavalier Minerals.

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

Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as the "Matrix Group"), our investments in Francis, Infinitum and NGP ETP IV (see Note 10 – Investments), Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 7 – Long-Term Debt), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities and other miscellaneous activities.  The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended September 30, 2022

Revenues - Outside	$335,234	$245,724	$37,572	$—	$9,890	$628,420
Revenues - Intercompany	—	—	—	16,708	(16,708)	—
Total revenues (1)	335,234	245,724	37,572	16,708	(6,818)	628,420

Segment Adjusted EBITDA Expense (2)	194,967	134,672	3,531	5,545	(8,609)	330,106
Segment Adjusted EBITDA (3)	120,760	102,012	35,783	11,163	1,792	271,510
Capital expenditures	39,529	17,780	—	40,033	1,962	99,304

Three Months Ended September 30, 2021

Revenues - Outside	$231,093	$154,944	$21,191	$—	$8,211	$415,439
Revenues - Intercompany	—	—	—	13,456	(13,456)	—
Total revenues (1)	231,093	154,944	21,191	13,456	(5,245)	415,439

Segment Adjusted EBITDA Expense (2)	149,666	92,312	2,639	4,258	(9,525)	239,350
Segment Adjusted EBITDA (3)	69,305	52,726	19,080	9,198	4,280	154,589
Capital expenditures	19,081	12,531	—	30	1,393	33,035

Nine Months Ended September 30, 2022

Revenues - Outside	$923,427	$646,705	$105,112	$—	$30,540	$1,705,784
Revenues - Intercompany	—	—	—	46,400	(46,400)	—
Total revenues (1)	923,427	646,705	105,112	46,400	(15,860)	1,705,784

Segment Adjusted EBITDA Expense (2)	567,253	335,756	9,766	15,762	(21,177)	907,360
Segment Adjusted EBITDA (3)	296,327	277,492	98,944	30,638	5,317	708,718
Total assets	731,441	428,000	689,874	325,498	329,569	2,504,381
Capital expenditures	111,419	58,616	—	40,033	11,218	221,286

Nine Months Ended September 30, 2021

Revenues - Outside	$640,260	$384,286	$52,798	$—	$19,160	$1,096,504
Revenues - Intercompany	—	—	—	36,410	(36,410)	—
Total revenues (1)	640,260	384,286	52,798	36,410	(17,250)	1,096,504

Segment Adjusted EBITDA Expense (2)	415,423	240,494	7,116	13,157	(24,619)	651,571
Segment Adjusted EBITDA (3)	197,601	125,873	46,405	23,253	7,370	400,502
Total assets	703,060	422,504	601,695	289,100	132,616	2,148,975
Capital expenditures	47,997	34,579	—	30	6,055	88,661
(1)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily intercompany coal royalty eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Segment Adjusted EBITDA Expense	$330,106	$239,350	$907,360	$651,571
Outside coal purchases	—	(6,065)	(151)	(6,179)
Other income (expense)	192	(84)	1,337	(2,632)
Operating expenses (excluding depreciation, depletion and amortization)	$330,298	$233,201	$908,546	$642,760

(3)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Consolidated Segment Adjusted EBITDA	$271,510	$154,589	$708,718	$400,502
General and administrative	(21,341)	(18,655)	(62,394)	(51,651)
Depreciation, depletion and amortization	(70,143)	(68,763)	(200,191)	(192,698)
Interest expense, net	(8,819)	(9,389)	(27,750)	(29,595)
Income tax expense	(6,600)	(234)	(55,646)	(227)
Net income attributable to ARLP	$164,607	$57,548	$362,737	$126,331
Noncontrolling interest	364	176	977	384
Net income	$164,971	$57,724	$363,714	$126,715

18.SUBSEQUENT EVENTS

Jase Acquisition

On October 26, 2022, we acquired approximately 3,928 oil & gas net royalty acres in the Midland and Delaware Basins from Jase Minerals, LP for a purchase price of $81.2 million which was funded with cash on hand. Because the acquisition includes both developed and undeveloped properties we will account for the acquisition as a business combination.  This acquisition enhanced our ownership position in the Permian Basin.

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

●	Appalachia Coal Operations reportable segment includes operating mining complexes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC ("Tunnel Ridge") mining complex and (c) the MC Mining, LLC ("MC Mining") mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III and Cavalier Minerals. Please read "Item 1. Financial Statements (Unaudited)—Note 10 – Investments" of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations. Approximately two thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC and its subsidiaries ("Matrix Design"), Alliance Design Group, LLC ("Alliance Design") (collectively, Matrix Design and Alliance Design referred to as the "Matrix Group"), our investments in Francis Renewable Energy, LLC ("Francis"), Infinitum Electric, Inc. ("Infinitum") and NGP ETP IV, L.P. ("NGP ETP IV"), Wildcat Insurance, LLC ("Wildcat Insurance"), which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance"), Pontiki Coal, LLC's workers' compensation and pneumoconiosis liabilities and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines. Please read "Item 1. Financial Statements (Unaudited)—Note 10 – Investments" and —Note 7 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on our investments in Francis, Infinitum and NGP ETP IV as well as AROP Funding and Alliance Finance.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Total revenues for the three months ended September 30, 2022 ("2022 Quarter") increased 51.3% to a record $628.4 million compared to $415.4 million for the three months ended September 30, 2021 (the "2021 Quarter") as a result of significantly higher coal sales and oil & gas royalties revenues.  Coal sales increased $188.3 million to $550.6 million in the 2022 Quarter on the strength of record coal sales prices, which rose 40.5% to $59.94 per ton sold compared to $42.65 per ton sold in the 2021 Quarter, and increased coal sales volumes, which were higher by 8.1% compared to the 2021 Quarter.  Total operating expenses increased to $450.3 million in the 2022 Quarter, compared to $348.7 million in the 2021 Quarter, due primarily to increased coal sales volumes and ongoing inflationary cost pressures.  Net income attributable to ARLP for the 2022 Quarter increased 186.0% to $164.6 million, or $1.25 per basic and diluted limited partner unit, compared to $57.5 million, or $0.44 per basic and diluted limited partner unit, for the 2021 Quarter.

	Three Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	9,185	8,494	N/A	N/A
Coal - Tons produced	8,988	7,986	N/A	N/A
Coal - Coal sales	$550,563	$362,264	$59.94	$42.65
Coal - Segment Adjusted EBITDA Expense (1) (2)	$337,738	$245,909	$36.77	$28.95
Oil & Gas Royalties - BOE sold	551	414	N/A	N/A
Oil & Gas Royalties - Royalties (3)	$35,312	$20,109	$64.03	$48.64
Coal Royalties - Tons sold	5,654	5,344	N/A	N/A
Coal Royalties - Intercompany royalties	$16,708	$13,456	$2.96	$2.52
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of non-GAAP 'Segment Adjusted EBITDA Expense' to GAAP 'Operating Expenses.'"
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $188.3 million or 52.0% to $550.6 million for the 2022 Quarter from $362.3 million for the 2021 Quarter.  The increase was attributable to a price variance of $158.8 million due to higher average coal sales prices and a volume variance of $29.5 million resulting from increased tons sold.  Improved price realizations and strong coal demand in both the domestic and export markets during the 2022 Quarter drove coal sales prices higher by 40.5% in the 2022 Quarter to $59.94 per ton sold, compared to $42.65 per ton sold during the 2021 Quarter.  Coal sales volumes increased by 8.1% to 9.2 million tons sold compared to 8.5 million tons sold in the 2021 Quarter, due to favorable market conditions.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 37.3% to $337.7 million, as a result of higher coal sales volumes and ongoing inflationary cost pressures.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 27.0% to $36.77 per ton sold in the 2022 Quarter compared to $28.95 per ton in the 2021 Quarter, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 17.4% to $10.79 per ton in the 2022 Quarter from $9.19 per ton in the 2021 Quarter. The increase of $1.60 per ton was primarily due to higher labor costs at several mines.

●	Workers' compensation expenses per ton produced increased to $0.52 per ton in the 2022 Quarter from $(0.07) per ton in the 2021 Quarter. The increase of $0.59 per ton produced resulted primarily from refunds received in the 2021 Quarter on assessments paid to the state of Kentucky in prior years.

●	Material and supplies expenses per ton produced increased 31.6% to $13.66 per ton in the 2022 Quarter from $10.38 per ton in the 2021 Quarter. The increase of $3.28 per ton produced primarily reflects inflationary cost pressures, including increases of $0.55 per ton for various preparation plant expenses, $0.53 per ton for roof support, $0.43 per ton for contract labor used in the mining process, $0.39 per ton in longwall subsidence expense, $0.32 per ton for ventilation related expenses, $0.28 per ton for power and fuel and $0.22 per ton for outside expenses used in the mining process.

●	Maintenance expenses per ton produced increased 24.9% to $3.61 per ton in the 2022 Quarter from $2.89 per ton in the 2021 Quarter. The increase of $0.72 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.60 per produced ton sold in the 2022 Quarter compared to the 2021 Quarter primarily as a result of higher price realizations, partially offset by a decrease in the federal black lung excise tax, effective January 1, 2022.

Segment Adjusted EBITDA Expense increases above were partially offset by the following decrease:

●	We had no sales of outside coal purchases in the 2022 Quarter compared to $6.1 million in the 2021 Quarter. Thus, costs per ton in the 2022 Quarter benefited as our cost of outside coal purchases are generally higher on a per ton basis than our produced coal.

Oil & gas royalties.  Oil & gas royalty revenues increased to $35.3 million in the 2022 Quarter compared to $20.1 million for the 2021 Quarter.  The increase of $15.2 million was primarily due to significantly higher volumes and sales price realizations per BOE in the 2022 Quarter.

Income tax expense.  Income tax expense increased to $6.6 million for the 2022 Quarter compared to $0.2 million for the 2021 Quarter as a result of Alliance Minerals' election to be treated as a taxable entity for federal and state income tax purposes beginning in 2022.  Please read "Item 1. Financial Statements (Unaudited)—Note 8 – Income Taxes" of this Quarterly Report on Form 10-Q.

Transportation revenues and expenses.  Transportation revenues and expenses were $28.5 million and $22.0 million for the 2022 and 2021 Quarters, respectively.  The increase of $6.5 million was primarily attributable to increased average third-party transportation rates in the 2022 Quarter and increased coal shipments for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2022 Quarter Segment Adjusted EBITDA increased $116.9 million to $271.5 million from the 2021 Quarter Segment Adjusted EBITDA of $154.6 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, Segment Adjusted EBITDA Expense, oil & gas royalties, BOE volume, coal royalties and coal royalties tons sold by segment are as follows:

	Three Months Ended
	September 30,
	2022	2021	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$120,760	$69,305	$51,455	74.2%
Appalachia Coal Operations	102,012	52,726	49,286	93.5%
Oil & Gas Royalties	35,783	19,080	16,703	87.5%
Coal Royalties	11,163	9,198	1,965	21.4%
Other, Corporate and Elimination (1)	1,792	4,280	(2,488)	(58.1)%
Total Segment Adjusted EBITDA (2)	$271,510	$154,589	$116,921	75.6%

Coal - Tons sold
Illinois Basin Coal Operations	6,109	5,750	359	6.2%
Appalachia Coal Operations	3,076	2,744	332	12.1%
Total tons sold	9,185	8,494	691	8.1%

Coal sales
Illinois Basin Coal Operations	$314,271	$217,637	$96,634	44.4%
Appalachia Coal Operations	236,292	144,627	91,665	63.4%
Total coal sales	$550,563	$362,264	$188,299	52.0%

Other revenues
Illinois Basin Coal Operations	$1,455	$1,335	$120	9.0%
Appalachia Coal Operations	392	411	(19)	(4.6)%
Oil & Gas Royalties	2,260	1,082	1,178	108.9%
Other, Corporate and Elimination	9,890	8,211	1,679	20.4%
Total other revenues	$13,997	$11,039	$2,958	26.8%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$194,967	$149,666	$45,301	30.3%
Appalachia Coal Operations	134,672	92,312	42,360	45.9%
Oil & Gas Royalties	3,531	2,639	892	33.8%
Coal Royalties	5,545	4,258	1,287	30.2%
Other, Corporate and Elimination (1)	(8,609)	(9,525)	916	9.6%
Total Segment Adjusted EBITDA Expense (2)	$330,106	$239,350	$90,756	37.9%

Oil & Gas Royalties
Volume - BOE (3)	551	414	137	33.1%
Oil & gas royalties	$35,312	$20,109	$15,203	75.6%

Coal Royalties
Volume - Tons sold (4)	5,654	5,344	310	5.8%
Intercompany coal royalties	$16,708	$13,456	$3,252	24.2%
(1)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP

'Segment Adjusted EBITDA' to GAAP 'net income' and reconciliation of non-GAAP 'Segment Adjusted EBITDA Expense' to GAAP 'Operating Expenses.'"
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(4)	Represents tons sold by our Coal Operations Segments that were produced from coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased to $120.8 million in the 2022 Quarter from $69.3 million in the 2021 Quarter.  The increase of $51.5 million was primarily attributable to higher coal sales, which increased 44.4% to $314.3 million in the 2022 Quarter from $217.6 million in the 2021 Quarter, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price realizations and increased sales volumes. Coal sales price per ton sold in the 2022 Quarter increased by 35.9% compared to the 2021 Quarter reflecting improved price realizations in both the domestic and export markets. Coal sales volumes were higher by 6.2% compared to the 2021 Quarter as a result of higher domestic sales volumes.  Segment Adjusted EBITDA Expense increased 30.3% to $195.0 million in the 2022 Quarter from $149.7 million in the 2021 Quarter primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $5.88 per ton sold to $31.91 from $26.03 per ton sold in the 2021 Quarter primarily as a result of ongoing inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs as well as increased sales-related expenses due to higher price realizations. An extended longwall move at our Hamilton mine during the 2022 Quarter also contributed to higher per ton expenses compared to the 2021 Quarter.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 93.5% to $102.0 million for the 2022 Quarter from $52.7 million in the 2021 Quarter.  The increase of $49.3 million was primarily attributable to higher coal sales, which increased 63.4% to $236.3 million in the 2022 Quarter from $144.6 million in the 2021 Quarter, due to increased prices and volumes.  Coal sales prices increased by 45.7% compared to the 2021 Quarter primarily due to substantially higher export price realizations and increased domestic pricing at all mines in the region.  Coal sales volumes increased 12.1% compared to the 2021 Quarter as a result of higher domestic sales volumes from our Tunnel Ridge longwall operation and increased export shipments from our MC Mining operation.  Segment Adjusted EBITDA Expense increased 45.9% to $134.7 million in the 2022 Quarter from $92.3 million in the 2021 Quarter due to increased sales volumes and per ton expenses.  Segment Adjusted EBITDA Expense per ton increased $10.14 per ton sold to $43.78 compared to $33.64 per ton sold in the 2021 Quarter, as a result of inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs as well as increased sales-related expenses due to higher price realizations.  Adverse mining conditions and preparation plant maintenance at MC Mining as well as a longwall move at our Tunnel Ridge mine during the 2022 Quarter also contributed to higher per ton expenses compared to the 2021 Quarter.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to a record $35.8 million for the 2022 Quarter from $19.1 million in the 2021 Quarter.  The increase of $16.7 million was primarily due to significantly higher volumes and sales price realizations per BOE.

Coal Royalties – Segment Adjusted EBITDA increased 21.4% to a record $11.2 million for the 2022 Quarter from $9.2 million in the 2021 Quarter.  The increase of $2.0 million was a result of increased royalty tons sold and higher average royalty rates per ton.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Total revenues increased 55.6% to $1.71 billion for the nine months ended September 30, 2022 (the "2022 Period"), compared to $1.10 billion for the nine months ended September 30, 2021 (the "2021 Period"), primarily due to substantial increases in prices and volumes from coal operations and royalties and oil & gas royalties. Total operating expenses increased to $1.26 billion in the 2022 Period, compared to $938.4 million in the 2021 Period, due primarily to increased coal sales volumes and ongoing inflationary cost pressures. Higher revenues, partially offset by increased total operating expenses and income tax expense, led to significantly higher net income attributable to ARLP, which rose 187.1% to $362.7 million for the 2022 Period, or $2.76 per basic and diluted limited partner unit, compared to $126.3 million, or $0.97 per basic and diluted limited partner unit, for the 2021 Period.

	Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	26,280	23,168	N/A	N/A
Coal - Tons produced	27,044	23,468	N/A	N/A
Coal - Coal sales	$1,470,730	$975,725	$55.96	$42.12
Coal - Segment Adjusted EBITDA Expense (1) (2)	$928,232	$667,708	$35.32	$28.82
Oil & Gas Royalties - BOE sold	1,555	1,205	N/A	N/A
Oil & Gas Royalties - Royalties (3)	$102,166	$51,222	$65.70	$42.52
Coal Royalties - Tons sold	16,475	14,572	N/A	N/A
Coal Royalties - Intercompany royalties	$46,400	$36,410	$2.82	$2.50
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP 'Segment Adjusted EBITDA' to GAAP 'net income' and reconciliation of non-GAAP 'Segment Adjusted EBITDA Expense' to GAAP 'Operating Expenses.'"
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $495.0 million or 50.7% to $1.47 billion for the 2022 Period from $975.7 million for the 2021 Period.  The increase was attributable to a price variance of $363.9 million due to higher average coal sales prices and a volume variance of $131.1 million resulting from increased tons sold.  Coal sales price realizations increased by 32.9% in the 2022 Period to $55.96 per ton sold, compared to $42.12 per ton sold during the 2021 Period, due to favorable market conditions. Improved coal demand in both the domestic and export markets during the 2022 Period drove coal sales volumes higher by 13.4% to 26.3 million tons sold compared to 23.2 million tons sold in the 2021 Period.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 39.0% to $928.2 million, as a result of higher coal sales volumes and inflationary cost pressures.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 22.6% to $35.32 per ton sold in the 2022 Period compared to $28.82 per ton in the 2021 Period, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 11.5% to $10.39 per ton in the 2022 Period from $9.32 per ton in the 2021 Period. The increase of $1.07 per ton was primarily due to higher labor costs at several mines.

●	Material and supplies expenses per ton produced increased 37.1% to $13.50 per ton in the 2022 Period from $9.85 per ton in the 2021 Period. The increase of $3.65 per ton produced primarily reflects inflationary cost pressures including increases of $1.39 per ton for roof support, $0.46 per ton for contract labor used in the mining process, $0.40 per ton for power and fuel, $0.39 per ton for various preparation plant expenses and $0.29 per ton for ventilation related expenses.

●	Maintenance expenses per ton produced increased 29.9% to $3.48 per ton in the 2022 Period from $2.68 per ton in the 2021 Period. The increase of $0.80 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.46 per produced ton sold in the 2022 Period compared to the 2021 Period primarily as a result of higher price realizations, partially offset by a decrease in the federal black lung excise tax, effective January 1, 2022, a favorable mix of tons sold mined in states with severance taxes and decreased excise taxes per ton resulting from a greater mix of export shipments.

Oil & gas royalties.  Oil & gas royalty revenues increased to $102.2 million in the 2022 Period compared to $51.2 million for the 2021 Period.  The increase of $51.0 million was primarily due to significantly higher sales price realizations per BOE and increased volumes in the 2022 Period.

Other revenues.  Other revenues principally comprised Matrix Design sales, Mt. Vernon transloading revenues and other miscellaneous sales and revenue activities.  Other revenues increased to $39.6 million in the 2022 Period from $24.4 million in the 2021 Period.  The increase of $15.2 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary and increased coal volumes shipped through our Mt. Vernon transloading facility.

General and administrative.  General and administrative expenses for the 2022 Period increased to $62.4 million compared to $51.7 million in the 2021 Period.  The increase of $10.7 million was primarily due to higher incentive compensation expenses.

Income tax expense.  Income tax expense increased to $55.6 million for the 2022 Period compared to $0.2 million for the 2021 Period as a result of Alliance Minerals' election during the 2022 Period to be treated as a taxable entity for federal and state income tax purposes.  We recognized a one-time non-cash income tax charge of $37.3 million and a current income tax expense of $17.4 million during the 2022 Period related to Alliance Minerals.  Please read "Item 1. Financial Statements (Unaudited)—Note 8 – Income Taxes" of this Quarterly Report on Form 10-Q.

Transportation revenues and expenses.  Transportation revenues and expenses were $93.3 million and $45.2 million for the 2022 and 2021 Periods, respectively.  The increase of $48.1 million was primarily attributable to increased average third-party transportation rates in the 2022 Period and increased coal shipments for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2022 Period Segment Adjusted EBITDA increased $308.2 million to $708.7 million from the 2021 Period Segment Adjusted EBITDA of $400.5 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, Segment Adjusted EBITDA Expense, oil & gas royalties, BOE volume, coal royalties and coal royalties tons sold by segment are as follows:

	Nine Months Ended
	September 30,
	2022	2021	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$296,327	$197,601	$98,726	50.0%
Appalachia Coal Operations	277,492	125,873	151,619	120.5%
Oil & Gas Royalties	98,944	46,405	52,539	113.2%
Coal Royalties	30,638	23,253	7,385	31.8%
Other, Corporate and Elimination (1)	5,317	7,370	(2,053)	(27.9)%
Total Segment Adjusted EBITDA (2)	$708,718	$400,502	$308,216	77.0%

Coal - Tons sold
Illinois Basin Coal Operations	17,822	15,935	1,887	11.8%
Appalachia Coal Operations	8,458	7,233	1,225	16.9%
Total tons sold	26,280	23,168	3,112	13.4%

Coal sales
Illinois Basin Coal Operations	$858,565	$610,435	$248,130	40.6%
Appalachia Coal Operations	612,165	365,290	246,875	67.6%
Total coal sales	$1,470,730	$975,725	$495,005	50.7%

Other revenues
Illinois Basin Coal Operations	$5,014	$2,590	$2,424	93.6%
Appalachia Coal Operations	1,083	1,078	5	0.5%
Oil & Gas Royalties	2,946	1,576	1,370	86.9%
Other, Corporate and Elimination	30,540	19,160	11,380	59.4%
Total other revenues	$39,583	$24,404	$15,179	62.2%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$567,253	$415,423	$151,830	36.5%
Appalachia Coal Operations	335,756	240,494	95,262	39.6%
Oil & Gas Royalties	9,766	7,116	2,650	37.2%
Coal Royalties	15,762	13,157	2,605	19.8%
Other, Corporate and Elimination (1)	(21,177)	(24,619)	3,442	14.0%
Total Segment Adjusted EBITDA Expense (2)	$907,360	$651,571	$255,789	39.3%

Oil & Gas Royalties
Volume - BOE (3)	1,555	1,205	350	29.0%
Oil & gas royalties	$102,166	$51,222	$50,944	99.5%

Coal Royalties
Volume - Tons sold (4)	16,475	14,572	1,903	13.1%
Intercompany coal royalties	$46,400	$36,410	$9,990	27.4%
(1)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under "—Reconciliation of non-GAAP

'Segment Adjusted EBITDA' to GAAP 'net income' and reconciliation of non-GAAP 'Segment Adjusted EBITDA Expense' to GAAP 'Operating Expenses.'"
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(4)	Represents tons sold by our Coal Operations Segments that were produced from coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased to $296.3 million in the 2022 Period from $197.6 million in the 2021 Period.  The increase of $98.7 million was primarily attributable to higher coal sales, which increased 40.6% to $858.6 million in the 2022 Period from $610.4 million in the 2021 Period, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price per ton, which increased by 25.7% compared to the 2021 Period due to increased domestic prices and significantly higher export prices and increased tons sold, which rose 11.8% in the 2022 Period as a result of increased sales volumes across all mines in the region. Segment Adjusted EBITDA Expense increased 36.5% to $567.3 million in the 2022 Period from $415.4 million in the 2021 Period primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $5.76 per ton sold to $31.83 from $26.07 per ton sold in the 2021 Period primarily as a result of inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs, increased sales-related expenses due to higher price realizations, reduced recoveries across the region, a non-cash contingent accrual related to our purchase of the Hamilton mine and increased longwall move days at our Hamilton mine during the 2022 Period.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 120.5% to $277.5 million for the 2022 Period from $125.9 million in the 2021 Period.  The increase of $151.6 million was primarily attributable to higher coal sales, which increased 67.6% to $612.2 million in the 2022 Period from $365.3 million in the 2021 Period, due to increased prices and volumes.  Coal sales prices increased by 43.3% compared to the 2021 Period primarily due to substantially higher export price realizations and increased domestic pricing in the region.  Coal sales volumes increased 16.9% compared to the 2021 Period as a result of higher sales volumes from our Tunnel Ridge and MC Mining operations.  Segment Adjusted EBITDA Expense increased 39.6% to $335.8 million in the 2022 Period from $240.5 million in the 2021 Period due to increased sales volumes and per ton expenses.  Segment Adjusted EBITDA Expense per ton increased 19.4% to $39.70 compared to $33.25 per ton sold in the 2021 Period, as a result of inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs, increased sales-related expenses due to higher price realizations, reduced recoveries at our Mettiki and MC Mining operations and increased longwall move days at our Tunnel Ridge mine during the 2022 Period.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to $98.9 million for the 2022 Period from $46.4 million in the 2021 Period.  The increase of $52.5 million was primarily due to significantly higher sales price realizations, which increased 54.5% to $65.70 per BOE, and increased volumes in the 2022 Period.

Coal Royalties – Segment Adjusted EBITDA increased 31.8% to $30.6 million for the 2022 Period from $23.3 million in the 2021 Period.  The increase of $7.3 million was a result of increased royalty tons sold and higher average royalty rates per ton.

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA to net income, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Consolidated Segment Adjusted EBITDA	$271,510	$154,589	$708,718	$400,502
General and administrative	(21,341)	(18,655)	(62,394)	(51,651)
Depreciation, depletion and amortization	(70,143)	(68,763)	(200,191)	(192,698)
Interest expense, net	(8,819)	(9,389)	(27,750)	(29,595)
Income tax expense	(6,600)	(234)	(55,646)	(227)
Net income attributable to ARLP	$164,607	$57,548	$362,737	$126,331
Noncontrolling interest	364	176	977	384
Net income	$164,971	$57,724	$363,714	$126,715

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

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to operating expense, the most comparable GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Segment Adjusted EBITDA Expense	$330,106	$239,350	$907,360	$651,571
Outside coal purchases	—	(6,065)	(151)	(6,179)
Other income (expense)	192	(84)	1,337	(2,632)
Operating expenses (excluding depreciation, depletion and amortization)	$330,298	$233,201	$908,546	$642,760

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

In May 2018, the Board approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. Since inception through September 30, 2022, we have purchased units for a total of $93.5 million under the program. During the nine months ended September 30, 2022, we did not repurchase and retire any units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities.  Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on unit repurchase program.

We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of an unspecified amount of our equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any of the securities described in the prospectus.

Cash Flows

Cash provided by operating activities was $548.6 million for the 2022 Period compared to $311.0 million for the 2021 Period.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items, partially offset by unfavorable working capital changes related to trade receivables and inventories compared to the 2021 Period.

Net cash used in investing activities was $247.5 million for the 2022 Period compared to $80.4 million for the 2021 Period.  The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures, contributions to equity method investments, the purchase of equity securities in Infinitum and the acquisition of oil & gas mineral interests in the Belvedere Acquisition during the 2022 Period. Please read "Item 1. Financial Statements (Unaudited) - Note 3 – Acquisition" of this Quarterly Report on Form 10-Q for additional information about the Belvedere Acquisition.

Net cash used in financing activities was $145.0 million for the 2022 Period compared to $181.5 million for the 2021 Period.  The decrease in cash used in financing activities was primarily attributable to reduced borrowings and payments on the Revolving Credit Facility and the Securitization Facility, partially offset by increased cash distributions paid to unitholders compared to the 2021 Period.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2022 cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers' compensation and pneumoconiosis costs, with our September 30, 2022 cash and cash equivalents of $278.5 million and cash flows from operations, or borrowings under our Revolving Credit Facility and Securitization Facility if necessary.  We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $5.66 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2022 are estimated in a range of $300.0 million to $325.0 million.  We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See "Item 1. Financial Statements (Unaudited)—Note 7 – Long-Term Debt" of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On September 30, 2022, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to 1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, 2) the use of aircraft, and 3) providing administrative services with respect to certain oil & gas mineral interests Mr. Craft acquired in 2019.  We also have related-party transactions with (a) WKY CoalPlay, LLC ("WKY CoalPlay") regarding four mineral leases, and (b) with our equity interest in AllDale III. For more information regarding AllDale III, please read "Item 1. Financial Statements (Unaudited)—Note 10 – Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2021, "Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions" for additional information concerning related-party transactions.

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

Credit Risk

Most of our coal is sold to U.S. electric utilities or into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.  Such credit risks from customers may impact the borrowing capacity of our Securitization Facility.  See "Item 1. Financial Statements (Unaudited)—Note 7– Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on our Securitization Facility.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We did not have an outstanding balance under either the Revolving Credit Facility or the Securitization Facility at September 30, 2022.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2022.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2022.

During the quarterly period ended September 30, 2022, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	the severity, magnitude, and duration of the COVID-19 pandemic and the emergence of new virus variants, including impacts of the pandemic and of businesses' and governments' responses to the pandemic, including actions to mitigate its impact and the development of treatments and vaccines, on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions;
●	changes in macroeconomic and market conditions and market volatility arising from hostilities in Ukraine or otherwise, including inflation, changes in coal, oil, natural gas, and natural gas liquids prices, and the impact of such changes and volatility on our financial position;
●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changes in global economic and geo-political conditions or in industries in which we or our customers operate;
●	changes in coal prices and/or oil & gas prices, demand and availability which could affect our operating results and cash flows;
●	actions of the major oil-producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold mineral interests due to low oil, natural gas, and natural gas liquid prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions;
●	our ability to identify and invest in new energy and infrastructure transition ventures;
●	the success of our development plans for our wholly owned subsidiary, Matrix Design Group, LLC and our investments in emerging infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social and governance matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;

●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor, including as a result of the potential impact of government-imposed vaccine mandates;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortages of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Inflation Reduction Act could accelerate the transition to a low carbon economy and impose new costs on the operators of our mineral interests.

In August 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA 2022") into law. Among other provisions, the IRA 2022 imposes the first every federal fee on the emissions of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from certain sources in the oil and gas sector, starting at $900 per metric ton of leaked methane in 2024 and increasing to $1,200 in 2025, and $1,500 for 2026 and thereafter. The imposition of this fee and other provisions contained with the IRA 2022 could increase costs for the operators of our properties, and consequently could adversely affect production from our mineral interests and further accelerate the transition away from the use of fossil fuels, which could adversely affect our business.

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

During the three months ended September 30, 2022, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 7, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 7, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 7, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 7, 2022, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2022 filed in Inline XBRL).

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 7, 2022.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer