Form 10-K
period 2022-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2023-02-24
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
(Do not check if smaller reporting company)
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1,929,455,252 as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of February 24, 2023, 127,198,650 common units were outstanding.

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

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	changes in global economic and geo-political conditions or changes in industries in which our customers operate;
●	changes in commodity prices, demand and availability which could affect our operating results and cash flows;
●	the outcome or escalation of current hostilities in Ukraine;
●	the severity, magnitude, and duration of any future pandemics and impacts of the pandemic and of businesses' and governments' responses to the pandemic on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions;
●	actions of the major oil-producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold oil & gas mineral interests due to low commodity prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions and to successfully integrate such acquisitions into our business and achieve the anticipated benefits therefrom;
●	our ability to identify and invest in new energy and infrastructure transition ventures;
●	the success of our development plans for our wholly owned subsidiary, Matrix Design Group, LLC, and our investments in emerging infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social, and governance ("ESG") matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;

●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortage of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

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

You should consider the information above when reading any forward-looking statements contained in this Annual Report on Form 10-K; other reports filed by us with the United States ("United States" or "U.S.") Securities and Exchange Commission ("SEC"); our press releases; our website www.arlp.com; and written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

Significant Relationships Referenced in this Annual Report

●	References to "we," "us," "our", "Partnership" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, an indirect wholly owned subsidiary of ARLP.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, an indirect wholly owned subsidiary of ARLP.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, an indirect wholly owned subsidiary of ARLP.

PART I

ITEM 1.BUSINESS

General

Introduction

We are a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests located in strategic producing regions across the United States. The primary focus of our business is to maximize the value of our existing mineral assets, both in the production of coal from our mining assets and the leasing and development of our coal and oil & gas mineral ownership. In addition, we are positioning ourselves as a reliable energy provider for the future as we pursue opportunities that support the advancement of energy and related infrastructure.  We intend to pursue strategic investments that leverage our core competencies and relationships with electric utilities, industrial customers, and federal and state governments. We believe that our diverse and rich resource base and strategic investments will allow us to continue to create long-term value for unitholders.

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

We currently own mineral and royalty interests in approximately 61,400 net royalty acres in premier oil & gas producing regions in the United States, primarily the Permian, Anadarko, and Williston Basins.  While we own both oil & gas mineral and royalty interests, we refer to them collectively as mineral interests throughout our discussions of our business as the majority of our holdings are mineral interests.  We market our oil & gas mineral interests for lease to operators in those regions and generate royalty income from the leasing and development of those mineral interests.  Reserve additions and the associated cash flows are expected to increase from the development of our existing mineral interests and through acquisitions of additional mineral interests.

We currently have approximately 580.7 million tons of proven and probable coal mineral reserves and 1.17 billion tons of measured, indicated and inferred coal mineral resources in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia.  Substantially, all of our measured, indicated and inferred coal mineral resources and 464.8 million tons of our coal mineral reserves are owned or leased by Alliance Resource Properties, which are (a) leased or subleased to internal mining complexes or (b) near other internal and external coal mining operations but not yet leased.  We market our coal mineral reserves and resources to the coal mining operations that are able to access them and generate royalty income from the leasing and development of those coal mineral reserves and resources.

We have invested in energy and infrastructure opportunities including Francis Renewable Energy, LLC ("Francis"), Infinitum Electric, Inc. ("Infinitum"), and NGP ETP IV, L.P. ("NGP ETP IV") as described below.

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

Oil & Gas Acquisitions

Boulders

On October 13, 2021, AR Midland, LP ("AR Midland"), an indirect subsidiary of Alliance Minerals, acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders Royalty Corp. ("Boulders") for a purchase price of $31.0 million (the "Boulders Acquisition").

Belvedere

On September 9, 2022, AR Midland acquired approximately 394 oil & gas net royalty acres in the Delaware Basin from Belvedere Operating, LLC ("Belvedere") for a purchase price of $11.4 million (the "Belvedere Acquisition").

Jase

On October 26, 2022, AR Midland acquired approximately 3,928 oil & gas net royalty acres in the Permian Basin from Jase Minerals, LP ("Jase") for a purchase price of $81.2 million (the "Jase Acquisition").

Acquisition Agreement

On January 27, 2023, we entered into a one-year collaborative agreement with a third party effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware basins. Under the agreement, the third party will assist us in the identification, evaluation, and acquisition of target oil & gas mineral interests. In exchange for these services, the third party will receive a participation share, partially funded by the third party, and will be paid a periodic management fee.

JC Resources

On February 22, 2023, we acquired approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources LP ("JC Resources"), a related party entity owned by Mr. Craft, for $72.3 million, which was funded with cash on hand (the "JC Resources Acquisition").

These acquisitions enhance our ownership position in the Permian Basin and further our business strategy to grow our Oil & Gas Royalties segment.

New Ventures Investments

Francis

On April 5, 2022, we made a $20.0 million convertible note investment in Francis. Francis currently is active in the installation, management and operation of metered-for-fee, public-access electric vehicle ("EV") charging stations. Francis also develops and constructs EV charging stations for third-party customers.

Infinitum

On April 29, 2022, we purchased $32.6 million of Series D Preferred Stock in Infinitum, a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators which have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors. On November 2, 2022, we purchased an additional $9.4 million of Series D Preferred Stock in Infinitum. The preferred stock provides for non-cumulative dividends when and if declared by Infinitum's board of directors.  Each share is convertible, at any time, at our option, into shares of common stock of Infinitum.

NGP ETP IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ETP IV, a private equity fund sponsored by NGP Energy Capital Management, LLC ("NGP").  As of December 31, 2022 we have funded $4.1 million of this commitment.  NGP ETP IV focuses on investments that are part of the global transition toward a lower carbon economy by partnering with top-tier management teams and investing growth equity in companies that drive or enable the growth of renewable energy, the electrification of our economy, or the efficient use of energy.

Our investments in the advancement of energy and related infrastructure further our business strategy to develop strategic relationships and invest in attractive opportunities. For more information on our acquisitions and investments, please read "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions","—Note 13 – Variable Interest Entities", "—Note 14 – Investments" and "—Note 26 – Subsequent Events" of this Annual Report on Form 10-K.

The following diagram depicts our simplified organization and ownership as of December 31, 2022:

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

The SEC maintains a website that contains reports, proxy and information statements, and other information for issuers, including us.  The public can obtain any documents that we file with the SEC at www.sec.gov.

Coal Mining Operations

Coal is used primarily for the generation of electric power and the production of steel but is also used for chemical, food, and cement processing.  We produce bituminous coal from our underground mines that is sold to customers principally for electric power generation (thermal) and the production of steel (metallurgical).  We have established long-term relationships with customers through exemplary and consistent performance.

At December 31, 2022, our mining operations had access to approximately 580.7 million tons of proven and probable coal mineral reserves and 1.17 billion tons of measured, indicated and inferred coal mineral resources in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia.  Substantially, all of our measured, indicated and inferred coal mineral resources and 464.8 million tons of our coal mineral reserves are owned or leased by Alliance Resource Properties and are currently leased or subleased or held for lease or sublease to our mining operations or others.  We produce a diverse range of thermal and metallurgical coal with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications required by our customers.  In 2022, we sold 35.6 million tons of coal and produced 35.5 million tons.  Of the 35.6 million tons sold, approximately two-thirds were leased from Alliance Resource Properties. The coal we sold in 2022 was approximately 4.4% low-sulfur coal, 60.4% medium-sulfur coal, and 35.2% high-sulfur coal.  In 2022, approximately 82.4% of our tons sold were purchased by domestic electric utilities and 12.5% were sold into the international markets through brokered transactions.  The balance of our tons sold was to third-party resellers and industrial consumers.  For tons sold to domestic electric utilities, 100.0% were sold to utility plants with installed pollution control devices.  The Btu content of our coal ranges from 11,450 to 13,200.

The following chart summarizes our coal production by region for the last three years.

	Year Ended December 31,
Coal Regions	2022	2021	2020

	(tons in millions)
Illinois Basin	24.2	22.2	17.9
Appalachia	11.3	10.0	9.1
Total	35.5	32.2	27.0

The following map shows the location of our coal mining operations:

Illinois Basin Operations:	4. WARRIOR COMPLEX	7. METTIKI COMPLEX
1. GIBSON COMPLEX	Warrior Mine	Mountain View Mine
Gibson South Mine	Mining Type: Underground	Mining Type: Underground
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft
Mining Access: Slope & Shaft	Mining Method: Continuous	Mining Method: Longwall
Mining Method: Continuous	Miner	& Continuous Miner
Miner	Coal Type: Medium/High-Sulfur	Coal Type: Low/Medium
Coal Type: Low/Medium-Sulfur	Transportation: Barge, Railroad,	Sulfur - Metallurgical
Transportation: Barge, Railroad	& Truck	Transportation: Railroad
& Truck		& Truck
5. MOUNT VERNON
2. HAMILTON COMPLEX	TRANSFER TERMINAL	8. TUNNEL RIDGE COMPLEX
Hamilton Mine	Rail or Truck to Ohio River Barge	Tunnel Ridge Mine
Mining Type: Underground	Transloading Facility	Mining Type: Underground
Mining Access: Slope & Shaft		Mining Access: Slope & Shaft
Mining Method: Longwall	Appalachian Operations:	Mining Method: Longwall
& Continuous Miner	6. MC MINING COMPLEX	& Continuous Miner
Coal Type: Medium/High-Sulfur	Excel Mine No. 5	Coal Type: Medium/High-Sulfur
Transportation: Barge, Railroad	Mining Type: Underground	Transportation: Barge & Railroad
& Truck	Mining Access: Slope & Shaft
Mining Method: Continuous
3. RIVER VIEW COMPLEX	Miner
River View Mine	Coal Type: Low-Sulfur
Mining Type: Underground	Transportation: Barge, Railroad,
Mining Access: Slope & Shaft	& Truck
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

Illinois Basin Operations

Our Illinois Basin mining operations are located in western Kentucky, southern Illinois, and southern Indiana. As of December 31, 2022, we have 2,067 employees, and we operate four active mining complexes in the Illinois Basin.

Gibson Complex.  Our subsidiary, Gibson County Coal, LLC ("Gibson County Coal"), operates the Gibson South mine, located near the city of Princeton in Gibson County, Indiana.  The Gibson South mine is an underground mine and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson South mine's preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Production from the Gibson South mine is shipped by truck or transported by rail on the CSX Transportation, Inc. ("CSX") or Norfolk Southern Railway Company ("NS") railroads from our rail loadout facility directly to customers or various transloading facilities, including our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") transloading facility, for barge delivery.  Production from the mine began in April 2014.  Gibson County Coal production in 2022 was 5.3 million tons.

Hamilton Complex.  Our subsidiary, Hamilton County Coal, LLC ("Hamilton"), operates the Hamilton mine, located near the city of McLeansboro in Hamilton County, Illinois.  The Hamilton mine is an underground longwall mining operation producing medium/high-sulfur coal.  Longwall mining began in October 2014 and we acquired complete ownership and control in 2015.  Hamilton's preparation plant has throughput capacity of 2,000 tons of raw coal per hour.  Hamilton has the ability to ship coal from the Hamilton mine via the CSX, Evansville Western Railway, or NS rail directly to customers or various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.  Hamilton coal production in 2022 was 4.7 million tons.

River View Complex.  Our subsidiary, River View Coal, LLC ("River View"), operates the River View mine, which is located in Union County, Kentucky and is currently the largest room-and-pillar coal mine in the United States.  The River View mine began (multi-seam) production in 2009 and utilizes continuous mining units to produce medium/high-sulfur coal.  River View's preparation plant has throughput capacity of 2,700 tons of raw coal per hour.  Coal produced from the River View mine is transported by overland belt to a barge loading facility on the Ohio River.  River View coal production in 2022 was 10.2 million tons.

Warrior Complex.  Our subsidiary, Warrior Coal, LLC ("Warrior"), operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky.  The Warrior complex was opened in 1985, and we acquired it in February 2003.  Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce medium/high-sulfur coal.  Warrior's preparation plant has throughput capacity of 1,200 tons of raw coal per hour.  Warrior's production is shipped via the CSX or Paducah & Louisville Railway, Inc. ("PAL") railroads or by truck directly to customers or potentially to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries.  Warrior coal production in 2022 was 4.1 million tons.

Mt. Vernon Transfer Terminal, LLC.  Our subsidiary, Mt. Vernon, leases land and operates a coal-loading terminal on the Ohio River at Mt. Vernon, Indiana.  Coal is delivered to Mt. Vernon by both rail and truck.  The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 200,000 tons.  In 2022, the terminal loaded approximately 1.9 million tons for customers of Gibson County Coal and Hamilton.

Appalachian Operations

Our Appalachian mining operations are located in eastern Kentucky, Maryland, and West Virginia.  As of December 31, 2022, we had 973 employees, and we operate three mining complexes in Appalachia.

MC Mining Complex. The MC Mining Complex is located near the city of Pikeville in Pike County, Kentucky.  We acquired the original mine in 1989.  Our subsidiary, MC Mining, LLC ("MC Mining"), through our subsidiary, Excel Mining, LLC ("Excel") operates the Excel Mine No. 5.  Excel completed the development of Mine No. 5 in May 2020 and transitioned its employees and equipment from Mine No. 4 in July 2020.  The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal.  The existing preparation plant, which has throughput capacity of 1,000 tons of raw coal per hour, is utilized by Mine No. 5.  Substantially all of the coal produced at MC Mining in 2022 met or exceeded the compliance requirements of Phase II of the Federal Clean Air Act

("CAA") (see "—Environmental, Health and Safety Regulations—Air Emissions" below).  Coal produced from the mine is shipped via the CSX railroad directly to customers or various transloading facilities on the Ohio River for barge deliveries, or by truck directly to customers or various docks on the Big Sandy River for barge deliveries.  MC Mining coal production in 2022 was 1.5 million tons.

Mettiki Complex.  The Mettiki Complex ("Mettiki") comprises the Mountain View mine located in Tucker County, West Virginia operated by our subsidiary Mettiki Coal (WV), LLC ("Mettiki (WV)") and a preparation plant located near the city of Oakland in Garrett County, Maryland operated by our subsidiary Mettiki Coal, LLC ("Mettiki (MD)").  Mettiki (WV) began longwall mining in November 2006.  The Mountain View mine produces low/medium-sulfur coal, which is transported by truck either to the Mettiki (MD) preparation plant for processing for shipment into the metallurgical coal market or otherwise, or directly to the coal blending facility at the Virginia Electric and Power Company Mt. Storm Power Station.  The Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal per hour.  Coal processed at the preparation plant can be trucked to the blending facility at Mt. Storm or shipped via the CSX railroad, which provides the opportunity to ship into the domestic and international thermal and metallurgical coal markets.  Mettiki WV coal production in 2022 was 1.4 million tons.

Tunnel Ridge Complex. Our subsidiary, Tunnel Ridge, LLC ("Tunnel Ridge"), operates the Tunnel Ridge mine, an underground longwall mine in the Pittsburgh No. 8 coal seam, located near Wheeling, West Virginia.  Longwall mining operations began at Tunnel Ridge in May 2012.  The Tunnel Ridge preparation plant has throughput capacity of 2,000 tons of raw coal per hour.  Coal produced from the Tunnel Ridge mine is medium/high-sulfur coal and is transported by conveyor belt to a barge loading facility on the Ohio River.  Tunnel Ridge has the ability through a third-party facility to transload coal from barges for rail shipment on the Wheeling and Lake Erie Railway with connections to the CSX and the NS railroads.  Tunnel Ridge coal production in 2022 was 8.3 million tons.

Coal Marketing and Sales

We sell coal to an established customer base through opportunities as a result of existing business relationships or through formal bidding processes.  As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers.  These arrangements are mutually beneficial to our customers and us in that they provide greater predictability of sales volumes and sales prices.  Although some utility customers have appeared to favor a shorter-term contracting strategy, in 2022 approximately 85.0% and 65.6% of our sales tonnage and total coal sales, respectively, were sold under long-term contracts with committed term expirations ranging from 2022 to 2029.  Our initial 2023 guidance includes 34.7 million priced and committed tons for delivery in 2023.  The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity.

The provisions of long-term contracts are the results of both bidding procedures and extensive negotiations with each customer.  As a result, the provisions of these contracts vary significantly in many respects, including, among other factors, price adjustment features, price and contract reopener terms, permitted sources of supply, force majeure provisions, and coal qualities and quantities.  A portion of our long-term contracts is subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.  These provisions, however, may not assure that the contract price will reflect every change in production or other costs.  Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can, in some instances, lead to the early termination of a contract.  Some of the long-term contracts also permit the contract to be reopened for renegotiation of terms and conditions other than pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract.  Long-term contracts typically stipulate procedures for the transportation of coal, quality control, sampling, and weighing.  Most contain provisions requiring us to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility, and other qualities.  Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments, or termination of the contracts.  While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location.  Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits.  Coal contracts typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events.  Force majeure events include but are not limited to unexpected significant geological conditions and weather events that may disrupt transportation.  Depending on the language of the contract, some contracts may terminate upon an event of force majeure that extends for a certain period.

The international coal market has been a part of our business with indirect sales to end-users in Europe, Africa, Asia, North America, and South America.  Our sales into the international coal market are considered exports and are made through brokered transactions.  During the years ended December 31, 2022, 2021, and 2020, export tons represented approximately 12.5%, 12.5% and 3.3% of tons sold, respectively.  Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end-usage point, we attribute export tons to the country with the end-usage point, if known.

Reliance on Major Customers

In 2022, we derived more than 10% of our total revenue from each of Duke Energy, Louisville Gas and Electric Company, and Tennessee Valley Authority.  We did not derive 10% or more of our revenues from any other single customer.  For more information about these customers, please read "Item 8. Financial Statement and Supplemental Data—Note 24 – Concentration of Credit Risk and Major Customers."

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

The prices we are able to obtain for our export coal have been influenced by many factors, such as global economic conditions, weather patterns, and global supply and demand, among others.  The prices we are able to obtain for our domestic sales of coal are primarily linked to coal consumption patterns of domestic electricity-generating utilities, which in turn are influenced by economic activity, government regulations, weather, and technological developments, as well as the location, quality, price and availability of competing sources of fuel and alternative energy sources such as natural gas, nuclear energy, petroleum and renewable energy sources for electrical power generation.

For additional information, please see "Item 1A. Risk Factors."

Coal Transportation

Our coal is transported from our mining complexes to our customers by barge, rail, and truck reflecting important flexibility advantages in supplying our customers.  Depending on the proximity of the customer to the mining complex and the transportation available for delivering coal to that customer, transportation costs can be a substantial part of the total delivered cost of a customer's coal.  As a consequence, the availability and cost of transportation constitute important factors in the marketability of coal.  We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers, and in many cases, we can accommodate multiple transportation options.  Our customers typically negotiate and pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry.  Approximately 51.8% of our 2022 sales volume was initially shipped from the mining complexes by barge, 30.0% was shipped from the mining complexes by rail, and 18.2% was shipped from the mining complexes by truck.  The practices of, rates set by and capacity availability of, the transportation company serving a particular mine or customer may affect, either adversely or favorably, our marketing efforts concerning coal produced from the relevant mining complex.  With respect to our export volumes from the United States to other countries, we generally sell coal to our customers at an export terminal in the United States and we are responsible for the cost of transporting coal to the export terminals.  Our export customers generally negotiate and pay for ocean vessel transportation.

Mineral Interest Activities

Our mineral interest activities include both oil & gas and coal mineral interests.  Our oil & gas mineral interest  business includes all activities related to the oil & gas mineral interests held directly or indirectly by Alliance Minerals and includes Alliance Minerals' equity interest in AllDale Minerals III, L.P. ("AllDale III"). Our mineral interests are primarily located on private lands in three basins, which are also our areas of focus for future development by operators.

These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) Basins.  Our developed and undeveloped net acres standardized to a 1/8th royalty equate to nearly 61,400 oil & gas net royalty acres, including 3,968 oil & gas net royalty acres owned through our equity interest in AllDale III.

Our coal mineral interests include substantially all of our measured, indicated and inferred coal mineral resources and 464.8 million tons of coal mineral reserves which are owned or leased by Alliance Resource Properties and are (a) leased or subleased to internal mining complexes or (b) near other internal and external coal mining operations but not yet leased.  Our coal mineral interests are located in both the Illinois Basin and the Appalachia Basin.

Oil & Gas Royalties

In 2014, we began to invest in oil & gas mineral interests in some of the nation's premier oil-rich basins.  Beginning in 2019, we transitioned from a passive investor in mineral interests to an active and material participant in oil & gas minerals.

When our oil & gas mineral interests are leased, we typically receive an upfront cash payment, known as a lease bonus, and we retain a mineral royalty, which entitles us to receive a fixed percentage of the revenue or production from the oil & gas produced from the acreage underlying our interests, free of lease operating expenses and capital costs.  A lessee can extend the lease beyond the initial lease term with continuous drilling, production, or other operating activities, or by making an extension payment. When production or drilling ceases, the lease terminates, allowing us to lease the exploration and development rights to another party.  As an owner of mineral interests, we incur the initial cost to acquire our interests but thereafter only incur our proportionate share of production and ad valorem taxes. Unlike owners of working interests in oil & gas properties, we are not obligated to fund drilling and completion costs, lease operating expenses, or plugging and abandonment costs associated with oil & gas production.

The following chart summarizes the production of our oil & gas mineral interests for the year ended December 31, 2022, 2021, and 2020, not including our equity interest in AllDale III:

	Year Ended December 31,
	2022	2021	2020
Production:
Oil (MBbls)	974	794	905
Natural gas (MMcf)	4,425	3,069	3,301
Natural gas liquids (MBbls)	496	357	337
BOE (MBbls)	2,208	1,663	1,792

The following map shows the location of our oil & gas mineral interests:

WILLISTON BASIN (BAKKEN)
Montana
North Dakota
South Dakota
APPALACHIA BASIN (MARCELLUS/UTICA)
New York
Pennsylvania
Indiana
Ohio
Maryland
West Virginia
Kentucky
Virginia
ANADARKO BASIN (SCOOP/STACK)
New Mexico
Oklahoma
PERMIAN BASIN (DELAWARE/MIDLAND)
Texas

Permian Basin—Delaware and Midland Basins

The Permian Basin ranges from West Texas into southeastern New Mexico and is currently the most active area for horizontal drilling in the United States. The Permian Basin is further subdivided into the Delaware Basin in the west and the Midland Basin in the east. Based on geologic data and the ongoing development by operators, our mineral interests in the Permian Basin contain multiple producing zones of economic horizontal development including but not limited to the Wolfcamp, Spraberry, and Bone Spring formations.  Our recent purchases of acreage located entirely in the Permian Basin through the Belvedere Acquisition, the Jase Acquisition and the JC Resources Acquisition demonstrate our commitment to continued acquisition of mineral interests in the nation's highest growth oil & gas plays.

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

Other

Our other interests are comprised primarily of mineral interests owned in the Appalachia Basin that stretches throughout most of Ohio, West Virginia, and Pennsylvania, and extends into other states.  The Appalachia Basin's most active plays in which we have acreage are the Marcellus Shale and Utica plays, which cover most of Pennsylvania, northern West Virginia, and eastern Ohio.  In addition to the interests held in the Appalachia Basin, we own a small number of mineral interests in the Tuscaloosa Marine Shale play in Mississippi.  AllDale III also owns mineral interests in the Haynesville Shale formation located in northwest Louisiana.

Coal Royalties

Our Coal Royalties segment includes approximately 464.8 million tons of proven and probable reserves and substantially all of the 1.17 billion tons of our measured, indicated and inferred coal mineral resources.  Our coal mineral reserves and resources are located in the Appalachia and Illinois Basins in the United States.  We lease our reserves and resources to our mining complexes under long-term leases.  Approximately two-thirds of our royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms.

Under our standard royalty lease, we grant the lessees the right to mine and sell our reserves and resources in exchange for royalty payments based on a percentage of the sale price or a fixed royalty per ton of coal mined and sold.  Lessees calculate royalty payments due to us and are required to report tons of coal mined and sold as well as the sales prices of the extracted coal.

The following chart summarizes the coal sales associated with our coal mineral interests for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
Coal Regions	2022	2021	2020

	(tons in millions)
Illinois Basin	21.2	18.9	16.6
Appalachia	0.6	1.3	2.3
Total	21.8	20.2	18.9

The following map shows the location of our coal mineral interests:

Illinois Basin:	4. WARRIOR	Appalachian Basin:
1. GIBSON	Mining Type: Underground	8. TUNNEL RIDGE
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Type: Underground
Mining Access: Slope & Shaft	Mining Method: Continuous	Mining Access: Slope & Shaft
Mining Method: Continuous	Miner	Mining Method: Longwall
Miner	Coal Type: Medium/High-Sulfur	& Continuous Miner
Coal Type: Low/Medium-Sulfur	Transportation: Barge, Railroad,	Coal Type: Medium/High-Sulfur
Transportation: Barge, Railroad	& Truck	Transportation: Barge & Railroad
& Truck
	5. HENDERSON/UNION	9. MOUNTAIN VIEW
2. HAMILTON	Mining Type: Underground	Mining Type: Underground
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft
Mining Access: Slope & Shaft	Mining Method: Continuous Miner	Mining Method: Longwall
Mining Method: Longwall	Coal Type: Medium/High-Sulfur	& Continuous Miner
& Continuous Miner	Transportation: Barge & Truck	Coal Type: Low/Medium
Coal Type: Medium/High-Sulfur		Sulfur - Metallurgical
Transportation: Barge, Railroad	6. DOTIKI	Transportation: Railroad
& Truck	Mining Type: Underground	& Truck
Mining Access: Slope & Shaft
3. RIVER VIEW	Mining Method: Continuous	10. PENN RIDGE
Mining Type: Underground	Miner	Mining Type: Underground
Mining Access: Slope & Shaft	Coal Type: Medium/High-Sulfur	Mining Access: Slope & Shaft
Mining Method: Continuous	Transportation: Barge, Railroad	Mining Method: Longwall
Miner	& Truck	& Continuous Miner
Coal Type: Medium/High-Sulfur		Coal Type: High-Sulfur
Transportation: Barge & Truck	7. SEBREE SOUTH	Transportation: Barge & Railroad
	Mining Type: Underground	& Continuous Miner
Mining Access: Slope & Shaft
Mining Method: Continuous
Miner
Coal Type: Medium/High-Sulfur
Transportation: Barge & Truck

Illinois Basin

Alliance Resource Properties, either directly or through its subsidiaries, holds coal mineral reserves and resources in the following counties in the Illinois Basin:

●	Hopkins County, Kentucky
●	Webster County, Kentucky
●	Union County, Kentucky
●	Henderson County, Kentucky
●	Hamilton County, Illinois
●	Jefferson County, Illinois
●	Gibson County, Indiana

Alliance Resource Properties leases some of the reserves and resources in Union and Henderson Counties from WKY CoalPlay, LLC ("WKY CoalPlay") or its subsidiaries, which are related parties.  For more information about our WKY CoalPlay transactions, please read "Item 8. Financial Statements and Supplementary Data—Note 22 – Related-Party Transactions."

Approximately 388.0 million tons of proven and probable reserves and 1.08 billion tons of measured, indicated and inferred coal mineral resources are controlled by Alliance Resource Properties in the Illinois Basin and are leased/subleased or held for lease/sublease to our mining complexes or third parties as follows:

Gibson.  Approximately 5.7 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to our subsidiary, Gibson County Coal.

Hamilton. Approximately 565.2 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to our subsidiary, Hamilton.

River View.  Approximately 197.1 million tons of the reserves are currently leased/subleased or held for lease/sublease to our subsidiary, River View.

Warrior. Approximately 59.7 million tons of the reserves are currently leased/subleased or held for lease/sublease to our subsidiary, Warrior.

Henderson/Union. Approximately 520.8 million tons of the resources are not under lease or currently anticipated to be leased by our operating companies. Leasing of these properties is dependent upon further development by our operating subsidiaries or third-party mining complexes, which is regulatory and market dependent.

Dotiki. Approximately 76.0 million tons of the resources are currently leased/subleased or held for lease/sublease to our subsidiary, Webster County Coal, LLC ("Webster County Coal").

Sebree South.  Approximately 43.5 million tons of the resources are currently leased/subleased to our subsidiary, Sebree Mining, LLC ("Sebree").

Appalachia Basin

Alliance Resource Properties, either directly or through its subsidiaries, holds coal mineral reserves and resources in the following counties in the Appalachian Basin:

●	Grant County, West Virginia
●	Tucker County, West Virginia
●	Washington County, Pennsylvania

Approximately 76.8 million tons of proven and probable reserves and 85.4 million tons of measured, indicated and inferred coal mineral resources are controlled by Alliance Resource Properties in the Appalachian Basin and are leased/subleased or held for lease/sublease to our mining complexes or third parties as follows:

Tunnel Ridge. Approximately 71.5 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to our subsidiary, Tunnel Ridge, LLC.

Mountain View. Approximately 12.7 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to our subsidiary, Mettiki (WV).

Penn Ridge Resources. Approximately 78.0 million tons of the resources are not under a lease. The resources are near our Tunnel Ridge mining complex and leasing of these resources is dependent upon further development by Tunnel Ridge or third-party mining complexes, which is regulatory and market dependent.

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

We also face competition from land companies, coal producers, and international steel companies in purchasing coal mineral reserves and resources as well as royalty-producing properties. Our mining complexes in which we lease our reserves compete with coal producers in various regions of the United States for domestic sales on the basis of coal price at the mine, coal quality, transportation cost from the mine to the customer, and the reliability of supply. Continued demand for our coal and the prices that our lessees obtain are also affected by the demand for electricity and steel, as well as government regulations, technological developments, and the availability and the cost of generating power from alternative fuel sources, including nuclear, natural gas, wind, solar, and hydroelectric power.

For additional information, please see "Item 1A. Risk Factors".

Oil & Gas Minerals Interest - Seasonal Nature of Business

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

Other Operations

Matrix Group

Our subsidiaries, Matrix Design Group, LLC ("Matrix Design") and its subsidiaries Matrix Design International, LLC, Matrix Design (Australia) PTY LTD and Matrix Design Africa (PTY) LTD, and Alliance Design Group, LLC ("Alliance Design") (collectively the Matrix Design entities and Alliance Design are referred to as the "Matrix Group"), provide a variety of technology products and services for our mining operations and certain industrial and mining technology products and services to third parties.  Matrix Group's products and services include data network, communication and tracking systems, mining proximity detection systems, industrial collision avoidance systems, and data and analytics software.  We acquired Matrix Design in September 2006.

New Ventures

Our subsidiary, AROP II, LLC, and its subsidiary, AROP II Investments, LLC, make strategic investments in attractive opportunities that support the advancement of energy and related infrastructure.  We intend to pursue opportunities that leverage our core competencies and relationships with electric utilities, industrial customers, and federal and state governments.  We have made investments of $20 million in Francis, $42 million in Infinitum and, as of December 31, 2022, $4.1 million (of a $25 million commitment) in NGP ETP IV. In 2022, revenues from these investments were immaterial.

Francis is currently active in the installation, management and operation of metered-for-fee, public-access EV charging stations. Francis also develops and contracts EV charging stations for third-party customers.

Infinitum is a Texas-based developer and manufacturer of electric motors featuring printed circuit board stators that have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors.

NGP ETP IV focuses on investments that are part of the global transition toward a lower carbon economy by partnering with top-tier management teams and investing growth equity in companies that drive or enable the growth of renewable energy, the electrification of our economy, or the efficient use of energy.

Environmental, Health, and Safety Regulations

Our coal operations, and those of the operators on the properties in which we hold oil & gas mineral interests, are subject to extensive regulation by federal, state, and local authorities on matters such as:

●	employee health and safety;
●	permits and other licensing requirements for mining or exploration and production activities;
●	air quality standards;
●	water quality standards;
●	storage of petroleum products and substances that are regarded as hazardous under applicable laws or that, if spilled, could reach waterways or wetlands;
●	plant and wildlife protection that could limit or prohibit mining or exploration and production activities;
●	restrict the types, quantities, and concentration of materials that can be released into the environment in the performance of mining or exploration and production activities;
●	initiate investigatory and remedial measures to mitigate pollution from former or current operations, such as restoration of waste ponds, mining areas, drilling pits, and plugging of abandoned wells;
●	storage and handling of explosives;
●	wetlands protection;
●	surface subsidence from underground mining; and
●	the effects, if any, that mining has on groundwater quality and availability.

Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil, and criminal sanctions, including monetary penalties, the imposition of strict, joint and several liability, investigatory and remedial obligations, and the issuance of injunctions limiting or prohibiting some or all of the operations on our properties. The regulatory burden on fossil-fuel industries increases the cost of doing business and consequently affects profitability. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or reinterpretation of enforcement policies that result in more stringent and costly obligations could increase our or our mineral interest operators' costs and adversely affect our performance.

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

Expenditures for environmental matters have not been material in recent years.  We have accrued for the present value of the estimated cost of asset retirement obligations and mine closings, including the cost of treating mine water discharge, when necessary.  The accruals for asset retirement obligations and mine closing costs are based on permit requirements and the estimated costs and timing assumptions of asset retirement obligations and mine closing procedures.  Although management believes it has made adequate provisions for all expected reclamation and other costs associated with mine closures, future operating results would be adversely affected if these accruals were insufficient.

Mining Permits and Approvals

Numerous governmental permits or approvals are required for mining operations.  Applications for permits require extensive engineering and data analysis and presentation and must address a variety of environmental, health, and safety matters associated with a proposed mining operation.  These matters include the manner and sequencing of coal extraction, the storage, use, and disposal of waste and other substances and impacts on the environment, the construction of water containment areas, and reclamation of the area after coal extraction.  Meeting all requirements imposed by any of these authorities may be costly and time-consuming and may delay or prevent the commencement or continuation of mining operations.

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

In 2014, MSHA began implementation of a finalized new regulation titled "Lowering Miner's Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors."  The final rule implemented a reduction in the allowable respirable coal mine dust exposure limits, requires the use of sampling data taken from a single sample rather than an average of samples, and increases oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine, all of which increase mining costs.  The second phase of the rule began in February 2016 and requires additional sampling for designated and other occupations using the new continuous personal dust monitor technology, which provides real-time dust exposure information to the miner.  Phase three of the rule began in August 2016 and resulted in lowering the current respirable dust level of 2.0 milligrams per cubic meter to 1.5 milligrams per cubic meter of air.  Compliance with these rules can result in increased costs on our operations, including, but not limited to, the purchasing of new equipment and the hiring of additional personnel to assist with monitoring, reporting, and recordkeeping obligations. MSHA published a request for information regarding engineering controls and best practices to lower miners' exposure to respirable coal mine dust and the comment period closed in July 2022.  It is uncertain whether MSHA will present additional proposed rules, or revisions to the final rule, following the closing of the comment period.

MSHA has also published, and may continue to publish, various proposed rules or requests for information, which may result in additional rulemaking. For example:

●	In June 2016, MSHA published a request for information on Exposure of Underground Miners to Diesel Exhaust. Following a comment period that closed in November 2016 for this matter, MSHA received requests for MSHA and the National Institute for Occupational Safety and Health to hold a Diesel Exhaust Partnership to address the issues covered by MSHA's 2016 request for information. The comment period for the request for information for the Diesel Exhaust Partnership closed in September 2020.
●	In August 2019, MSHA published a request for information regarding exposure to respirable crystalline silica, most commonly found in the mining environment through quartz. The request solicited information regarding best practices to protect miners' health from exposure to quartz, including examination of a new reduced permissible exposure limit, potential new or developing protective technologies, and/or technical and educational assistance. The comment period for the request for information closed in October 2019.
●	In November 2020, MSHA published a proposed rule to revise Testing, Evaluation, and Approval of Electric Motor-Driven Mine Equipment and Accessories within underground mining environments. The comment period for the proposed rule closed in December 2020.
●	In September 2021, MSHA published a proposed rule requiring that mine operators employing six or more miners develop and implement a written safety program for mobile and powered haulage equipment at surface mines and surface areas of underground mines (Safety Program for Surface Mobile Equipment). The comment period for the proposed rule closed in November 2021. However, MHSA reopened the rulemaking record for additional public comments. A virtual hearing was held in January 2022 and the comment period closed in February 2022.

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

Black Lung Benefits Act

The Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981 ("BLBA") require businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease, to some survivors of a miner who dies from this disease, and to a trust fund for the payment of benefits and medical expenses where no responsible coal mine operator has been identified for claims.  The coal we sell into international markets is generally not subject to this tax.  In addition, the BLBA provides that some claims for which coal operators had previously been responsible are or will become obligations of the government trust funded by the tax.  As of January 1, 2022, the trust fund was funded by an excise tax on production of up to $0.50 per ton for underground-mined coal and up to $0.25 per ton for surface-mined coal, but not to exceed 2% of the applicable sales price. The Inflation Reduction Act of 2022 raised the excise tax, effective October 1, 2022, up to $1.10 per ton of coal from underground mines and up to $0.55 per ton of coal from surface mines, neither amount to exceed 4.4% of the gross sales price.

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

In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a reclamation fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977.  The fee expired on September 30, 2021, and was reauthorized through September 30, 2034, under the Infrastructure Investment and Jobs Act which was signed on November 15, 2021.  The fee, as reauthorized, for surface-mined and underground-mined coal is $0.224 per ton and $0.096 per ton, respectively, through September 30, 2034.  We have accrued the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary.  Please read "Item 8. Financial Statements and Supplementary Data—Note 20 – Asset Retirement Obligations."  In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage control on a statewide basis.

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

In April 2015, the U.S. Environmental Protection Agency ("EPA") finalized rules on coal combustion residuals ("CCRs"); however, the final rule does not address the placement of CCRs in minefills or non-minefill uses of CCRs at coal mine sites.  The Federal Office of Surface Mining ("OSM") has announced its intention to release a proposed rule to regulate the placement and use of CCRs at coal mine sites, but, to date, no further action has been taken.  These actions by OSM potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities, and additional enforcement actions.

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

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining, as well as oil & gas, operations.  The CAA imposes permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants.  The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities.  There have been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities.  Installation of additional emissions control technology and any additional measures required under applicable federal and state laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans ("SIPs"), could make fossil fuels a less attractive fuel alternative in the planning and building of power plants in the future.  A significant reduction in fossil fuels' share of power generating capacity could have a material adverse effect on our business, financial condition, and results of operations.

In addition to the greenhouse gas ("GHG") issues discussed below, the air emissions programs that may affect our operations or the operations of those on the properties in which we hold mineral interests, directly or indirectly, include but are not limited to the following:

●	The EPA's Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility's sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA's Acid Rain Program by switching to lower-sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or "scrubbers," or by reducing electricity-generating levels. In 2022, we sold 82.4% of our total tons to electric utilities in the United States, substantially all of which was sold to utility plants with installed pollution control devices. These requirements would not be supplanted by a replacement rule for the Clean Air Interstate Rule ("CAIR"), discussed below.

●	The CAIR calls for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain. In June 2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR"), a replacement rule for CAIR, which would have required 28 states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. CSAPR has become increasingly irrelevant with continuing coal plant retirements making the nitrogen oxide ozone budget less stringent and lowering emission allowance prices to levels closer to average operating cost for many of our customers. The full impacts of CSAPR are presently unknown due to the implementation of Mercury and Air Toxic Standards ("MATS"), discussed below, and the impact of the continuing coal plant retirements.

●	In February 2012, the EPA adopted the MATS, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. In March 2013, the EPA finalized a reconsideration of the MATS rule as it pertains to new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. In subsequent litigation, the U.S. Supreme Court struck down the MATS rule based on the EPA's failure to take costs into consideration. The D.C. Circuit Court allowed the current rule to stay in place until the EPA issued a new finding. In April 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. In April 2017, the D.C. Circuit Court of Appeals granted the EPA's request to cancel oral arguments and ordered the case held in abeyance for an EPA review of the supplemental finding. In December 2018, the EPA issued a proposed Supplemental Cost Finding, as well as the CAA required "risk and technology review." In May 2020, EPA issued a final rule that reverses the Agency's prior determination from 2000 and 2016 that it was "appropriate and necessary" to regulate hazardous air pollutants from coal-fueled Electric Generating Units ("EGUs") under the MATS rule. However, in February 2022, EPA published a proposed rule proposing to revoke the May 2020 finding. The final rule remains pending. Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, the MATS rule has forced electric power generators to make capital investments to retrofit power plants and

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

●	The EPA is required by the CAA to periodically reevaluate the available health effects information to determine whether the National Ambient Air Quality Standards ("NAAQS") should be revised. Pursuant to this process, the EPA has adopted more stringent NAAQS for fine particulate matter ("PM"), ozone, nitrogen oxide, and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in "attainment" but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. In March 2019, the EPA published a final rule that retained the current primary NAAQS for sulfur oxide. In December 2020, EPA published a final rule to retain the current NAAQS for both PM and ozone; however, various entities filed litigation against one or both of these rulemakings, and the Biden Administration announced that it would reconsider and potentially revise the NAAQS. However, with respect to ozone, a draft assessment released in April 2022 indicates EPA staff have reached a preliminary conclusion that the December 2020 decision will stand, but uncertainty remains until a final decision is reached. New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments could indirectly reduce the demand for coal. Separately, the implementation of new standards by states has the potential to delay or otherwise impact oil & gas production activities, which could reduce the profitability of our mineral interests.

●	The EPA's regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas, and international parks. Under the program, states are required to develop SIPs to improve visibility. Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants. In prior cases, the EPA has decided to negate the SIPs and impose stringent requirements through Federal Implementation Plans ("FIPs"). The regional haze program, including particularly the EPA's FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations. In September 2018, the EPA issued a memorandum that detailed plans to assist states as they develop their SIPs, which was followed by a supplemental memorandum in July 2021 for SIPs for the second implementation period.

●	The EPA's new source review ("NSR") program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment. The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have been settled, but others remain pending. In October 2020, the EPA finalized a rule to clarify the process for evaluating whether the NSR permitting program would apply to a proposed modification of a source of air emissions. The EPA has announced that it will review the NSR program. Depending on the ultimate resolution of the EPA's litigation and review, demand for coal could be affected.

●	The EPA's New Source Performance Standards ("NSPS") under the CAA require the reduction of certain pollutants and methane emissions from certain stimulated oil & gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as "green completions." These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and pneumatic controllers and storage vessels.

Although the Trump Administration revised prior regulations in September 2020 to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations, the U.S. Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. Additionally, in November 2021, EPA issued a proposed rule that, if finalized, would establish new source and first-time existing source standards of performance for GHG and volatile organic compound ("VOC") emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. In November 2022, EPA published a supplemental methane proposal which, among other items, sets forth specific revisions strengthening the first nationwide emissions guidelines for states to limit methane emissions from existing crude oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys and establishes a "super-emitter" response program to timely mitigate emissions events. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, it is likely that it will be subject to legal challenges. Oil & gas production on the properties in which we hold mineral interests could be adversely affected to the extent any final rule imposes increased operating costs on the oil & gas industry.

GHG Emissions

Combustion of fossil fuels, such as the coal we produce and the oil & gas produced from our mineral interests, results in the emission of GHGs, such as carbon dioxide and methane.  Combustion of fuel for mining equipment used in coal production also emits GHGs.  Future regulation of GHG emissions in the United States could occur pursuant to future United States treaty commitments, new domestic legislation, or regulation by the EPA. Although no comprehensive climate change regulation has been adopted at the federal level in the United States, President Biden has made it clear that climate change will be a focus of his administration. For example, in January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil-fuel industry, a doubling of electricity generated by offshore wind by 2030, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets.  These commitments could further reduce demand and prices for fossil fuels.  Although the United States had withdrawn from the Paris Agreement, President Biden recommitted the United States in February 2021 and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again at the 26th Conference to the Parties ("COP26") during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, among other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. Also at COP26, more than forty countries pledged to phase out coal, although the United States did not sign the pledge. At COP27, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future. The full impact of these actions remains unclear at this time. Moreover, many states, regions, and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities.  Others have announced their intent to increase the use of renewable energy sources, displacing coal and other fossil fuels.  Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal and oil & gas could be negatively impacted, which would have an adverse effect on our operations.

Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions under the CAA based on the U.S. Supreme Court's 2007 decision that the EPA has the authority to regulate GHG emissions.  Although the U.S. Supreme Court's holding did not expressly involve the EPA's authority to regulate GHG emissions from stationary sources, such as coal-fueled power plants, the EPA has determined on its own that it has the authority to regulate GHG emissions from power plants and issued a final rule which found that GHG emissions, including carbon dioxide and methane, endanger both the public health and welfare. Several rulemakings have been issued under the NSPS that constrain the GHG emissions of fossil-fuel-fired power plants. In January 2021, the EPA published a final significant contribution finding for purposes of regulating source category of GHG emissions, confirming that such power plants are a source category for such regulations. However, this finding also excludes several sectors and may, therefore, be subject to revision, and future implementation of the NSPS is uncertain at this time. The EPA is expected to publish a notice of proposed rulemaking in Spring 2023.

In August 2015, the EPA issued its final Clean Power Plan ("CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  Judicial challenges led the U.S. Supreme Court to grant a stay in February 2016 of the implementation of the CPP before the U.S. Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision.  Then, in October 2017 the EPA proposed to repeal the CPP.  The EPA subsequently proposed the Affordable Clean Energy ("ACE") rule to replace the CPP with a rule that utilizes heat rate improvement measures as the "best system of emission reduction". The ACE rule adopts new implementing regulations under the CAA to clarify the roles of the EPA and the states, including an extension of the deadline for state plans and EPA approvals; and, the rule revises the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements. In June 2019, the EPA published the final repeal of the CPP and promulgation of the ACE rule.  On January 19, 2021, the Circuit Court struck down the ACE rule and found the EPA's "repeal of the CPP rested critically on a mistaken reading of the CAA."  On June 30, 2022, the Supreme Court of the United States reversed and remanded the Circuit Court's decision in West Virginia v. EPA and found that, in the promulgation of the CPP, the EPA had acted outside the bounds of the legal authority granted to the agency by Congress.

Notwithstanding the ACE rule, the CPP's requirements and impact during the pendency of the litigation led to premature retirements and could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal.  Congress has not currently adopted legislation to restrict carbon dioxide emissions from existing power plants and has not otherwise expanded the legal authority of the EPA following West Virginia v. EPA, including as it relates to authority to regulate carbon dioxide emissions from existing and modified power plants as proposed in the NSPS and CPP. We cannot predict whether such legislation will be signed into law in the future.

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

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the National Environmental Policy Act ("NEPA").  These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects.  In April 2022, the Council on Environmental Quality ("CEQ") issued a final rule revoking some of the modifications made to the NEPA regulations under the previous administration and reincorporated the consideration of direct, indirect and cumulative effects of major federal actions, including GHG emissions. And, in January 2023, the CEQ released guidance, effective immediately, to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under NEPA.

Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities.  For example, in 2005, ten Northeastern states entered into the Regional Greenhouse Gas Initiative agreement ("RGGI"), calling for the implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states.  The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program.  Auctions for carbon dioxide allowances under the program began in September 2008.  Since its inception, several additional states and Canadian provinces have joined RGGI as participants or observers, while Virginia has withdrawn from RGGI via executive order by its governor.  Similar to RGGI, five western states launched the Western Regional Climate Initiative, although only California and certain Canadian provinces are currently active participants. We cannot predict what other regional greenhouse gas reduction initiatives may arise in the future.

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

Water Discharge

The Federal Clean Water Act ("CWA") and similar state and local laws and regulations regulate discharges into certain waters, primarily through permitting.  Section 404 of the CWA imposes permitting and mitigation requirements associated with the dredging and filling of certain wetlands and streams.  The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact such wetlands and streams.  Although permitting requirements have been tightened in recent years, we believe we have obtained all necessary permits required under CWA Section 404 as it has traditionally been interpreted by the responsible agencies.  However, mitigation requirements under existing and possible future "fill" permits may vary considerably.  For that reason, the setting of post-mine asset retirement obligation accruals for such mitigation projects is difficult to ascertain with certainty and may increase in the future.  For more information about asset retirement obligations, please read "Item 8. Financial Statements and Supplementary Data—Note 20 - Asset Retirement Obligations."  Although more stringent permitting requirements may be imposed in the future, we are not able to accurately predict the impact, if any, of such permitting requirements.

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

The EPA also has statutory "veto" power over a Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an "unacceptable adverse effect."  In January 2011, the EPA exercised its veto power to withdraw or restrict the use of a previously issued permit for Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia.  This action was the first time that such power was exercised with regard to a previously permitted coal mining project which veto was subsequently upheld by the D.C. Circuit Court of Appeals in 2013.  Any future use of the EPA's Section 404 "veto" power could create uncertainty with regard to our continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal revenues.  In addition, the EPA initiated a preemptive veto prior to the filing of any actual permit application for a copper and gold mine based on a fictitious mine scenario. The implications of this decision could allow the EPA to bypass the state permitting process and engage in watershed and land use planning.

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

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. Rulemakings to establish the extent of such jurisdiction were finalized in 2015 and 2020, respectively, and both rulemakings have been subject to substantial litigation. Although the EPA and Corps of Engineers did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico vacated the 2020 rule in decisions announced during the third quarter of 2021. In December 2022, the EPA and Corps of Engineers released a final revised definition of "waters of the United States" ("WOTUS") founded upon a pre-2015 definition and including updates to incorporate existing Supreme Court decisions. However, continued uncertainty remains as to the government's jurisdictional reach as the rule is likely to be subject to legal challenge. Judicial developments further add to this uncertainty. In October 2022, the Supreme Court heard oral arguments in Sackett v. EPA regarding the scope and authority of the CWA and the definition of WOTUS and is expected to release an opinion in this case in 2023, which could impact the regulatory definition and its implementation.  To the extent any decision expands the scope of the EPA and the Corps of Engineers' jurisdiction under the CWA, we could face increased costs and delays due to additional permitting and regulatory requirements and possible challenges to permitting decisions.

Hazardous Substances and Wastes

The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), otherwise known as the "Superfund" law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment.  These persons include the owner or operator of the site where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site.  Persons who are or were responsible for the release of hazardous substances may be subject to joint and several liability under CERCLA for the costs of cleaning up releases of hazardous substances and natural resource damages.  Some products used in coal mining operations generate waste containing hazardous substances.  We are currently unaware of any material liability associated with the release or disposal of hazardous substances from our past or present mine sites.

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

RCRA impacts the coal industry in particular because it regulates the disposal of certain coal combustion by-products ("CCB").  On April 17, 2015, the EPA finalized regulations under RCRA for the disposal of CCB.  Under the finalized regulations, CCB is regulated as "non-hazardous" waste and avoids the stricter, more costly, regulations under RCRA's "hazardous" waste rules.   While the classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal. The CCB rule was subject to legal challenge and ultimately remanded to the EPA. On August 28, 2020, the EPA published a final revised rule mandating the closure of unlined impoundments, with deadlines to initiate closure between 2021 and 2028, depending on site-specific circumstances. Certain provisions of the revised CCB rule were vacated by the D.C. Circuit in 2018. The EPA is expected to finalize additional rules addressing those specific provisions in June 2023. Meanwhile, on January 25, 2022, the EPA published determinations for 9 of 57 CCB facilities that sought approval to continue disposal of CCB and non-CCB waste streams until 2023, as opposed to the initial 2021 deadline for unlined impoundments prescribed by the current rule. While the EPA issued one conditional approval, the EPA required the remaining facilities to cease receipt of waste within 135 days of completion of public comment, or around July 2022. And, in January 2023, the EPA issued six proposed determinations to deny facilities' requests to continue disposal into unlined surface impoundments. The current determinations, future determinations of the same nature, or similar actions in expected future rulemakings could lead to accelerated, abrupt, or unplanned suspension of coal-fired boilers. The combined effect of the CCB rules and the Effluent Limitations Guidelines and Standards ("ELG") regulations (discussed below) has compelled power generating companies to close existing ash ponds and may force the closure of certain existing coal burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.

On November 3, 2015, the EPA published the final rule ELG, revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technological improvements in the steam electric power industry over the last three decades. The combined effect of the CCB and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal-burning power plants that cannot comply with the new standards.  In November 2019, the EPA proposed revisions to the 2015 ELG rule and announced proposed changes to regulations for the disposal of coal ash in order to reduce compliance costs. In October 2020, EPA published a final rule.  In August 2021, EPA initiated supplemental rulemaking indicating that it intended to strengthen certain discharge limits.  EPA expects to issue a proposed rule for public comment in the summer of 2023.  It is unclear what impact these regulations will have on the market for our products.

Endangered Species Act

The federal Endangered Species Act ("ESA") and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (the "USFWS") works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from potential impacts from mining-related and oil & gas exploration and production activities. In October 2021, the Biden Administration proposed the rollback of new rules promulgated under the Trump Administration and, in June 2022, the USFWS and the National Marine Fisheries Service published a final rule rescinding the 2020 regulatory definition of "habitat."  If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered or to redesignate a species from threatened to endangered, we or the operators of the properties in which we hold oil & gas mineral interests could be subject to additional regulatory and permitting requirements, which in turn could increase operating costs or adversely affect our revenues.

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

Human Capital

To conduct our operations, as of December 31, 2022, we employed 3,371 full-time employees, including 2,901 employees involved in active coal mining operations, 230 employees in other operations, and 240 corporate employees.  Our workforce is entirely union-free.  Our typical employee has approximately six years of experience with the Partnership and more than 40% of all employees remain employed for more than five years.

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

Workplace safety is fundamental to our culture.  By providing a work environment that rewards safety and encourages employee participation in the safety process, we have a demonstrated history as a leader in safety performance in the coal mining industry.  We are focused on improving employee safety through regular training and continuous monitoring of our progress through various industry-standard metrics.  In addition, we collected approximately 13,000 respirable dust samples from the mining environment where our miners regularly work and travel.  The average concentration of those samples was 55% below the regulatory standard.  We are also regularly inspected by MSHA.  For more information about citations or orders for violations of standards under the FMSHA, as amended by the MINER Act, please see our Exhibit 95.1 to this Annual Report on Form 10-K.

We are focused on the health of our employees.  In addition to providing medical, dental, and vision insurance with no out-of-pocket premiums for our employees, we also provide on-site medical clinics to provide medical services to our employees and their families.  Furthermore, at each of our coal operations and corporate offices, we provide a human resource representative to assist employees with various human resource matters.  The Partnership also administers our medical plan, which allows us to control costs and work directly on behalf of our employees with healthcare providers.  To date, we have been able to continue providing health benefits with no out-of-pocket premiums for our employees.

ITEM 1A.RISK FACTORS

Summary Risk Factors

Our business is subject to a number of risks, including risks that could prevent us from achieving our business objectives or could adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include but are not limited to risks related to:

Risks Inherent in an Investment in Us

●	Cash distributions are not guaranteed
●	Ownership of limited partner interests could be diluted
●	Sales of our common units could cause decline in the market price of our common units
●	Increase in interest rates could cause decline in the market price of our common units
●	The credit risk of our general partner could adversely impact us
●	Our unitholders do not elect the general partner
●	The control of our general partner may be transferred to a third party
●	Unitholders may be required to sell their units to our general partner
●	Cost reimbursements due to our general partner could be substantial
●	Your liability as a limited partner may not be limited under certain circumstances
●	Our general partner's fiduciary duties are limited
●	Our general partner has discretion in determining the level of cash reserves
●	Our general partner has potential conflicts of interest
●	Some executive officers and directors face potential conflicts of interest
●	ESG scores could adversely impact our securities

Risks Related to Our Business

●	Declining global economic conditions could adversely impact us
●	Material adverse effects on our financial condition as a result of future pandemic outbreaks could adversely impact us
●	Financing may not be available to us on favorable terms or at all
●	Our indebtedness could adversely impact us
●	We depend upon the leadership of key personnel
●	Legal proceedings could adversely impact us
●	Our customers may not honor their contracts or may not enter into new contracts for our products
●	Some of our contracts may be renegotiated or terminated
●	We depend upon a few customers for significant portions of our revenues
●	The credit risk of our customers could adversely impact us
●	Cyber or terrorist attacks could adversely impact us
●	Establishment of labor unions at our operations could adversely affect our profitability

Risks Related to Our Industries

●	Changes in coal prices and/or oil & gas prices could impact our results of operations
●	Competition within the coal industry could adversely affect our ability to sell coal
●	Changes in taxes or tariffs and trade measures could adversely impact us
●	The Russian-Ukrainian conflict, and sanctions brought against Russia, have caused significant market disruptions that may lead to increased volatility in the price of commodities
●	Changes in consumption patterns by utilities could affect our ability to sell coal and/or impact the price of our natural gas
●	Tort claims based on climate change
●	Litigation resulting from disputes with customers could result in costs and liabilities
●	Unanticipated mine operating conditions could affect our profitability
●	Inability to obtain and renew permits necessary for operations could limit our ability to continue or expand our operations
●	Fluctuations in transportation costs and availability could reduce demand for our products
●	Unexpected increases in raw material costs could impact the profitability of our operations

●	The ability to recruit, hire and retain skilled labor could impact the profitability of our operations
●	Disruptions in supply chains could impact the profitability of our operations
●	Inflationary pressures could impact the profitability of our operations
●	Unavailability of economic coal mineral reserves and resources could limit our ability to continue or expand our operations
●	Estimates of our coal mineral reserves and resources could be inaccurate and could result in decreased profitability
●	Coal mining in certain areas could be difficult and involve regulatory constraints which could impact our operations
●	Extensive environmental laws and regulations could reduce demand for coal as a fuel source
●	Legislative and regulatory compliance is costly
●	Legislative and regulatory compliance could impact our business
●	Legislative and regulatory initiatives relating to hydraulic fracturing could impact our mineral interests
●	Legislative and regulatory initiatives relating to seismic activity could impact our business
●	Legislative and regulatory initiatives relating to climate change could impact demand for our products
●	Mine facilities may be located in a leased portion of the surface properties which introduces a risk of disruption to our operations
●	Inability to acquire or failure to maintain surety bonds could limit our ability to continue or expand our operations
●	Dependency on unaffiliated operators to explore and drill on our oil & gas properties limits our ability to control the timing and quantity of production
●	Delays in royalty payments and optional royalty payments could impact our business
●	Suspension of the right to receive royalty payments could impact our business
●	Estimates of our oil & gas reserves could be inaccurate and could result in decreased profitability
●	Uncertainties involved in drilling for and producing oil & gas could impact our business
●	Availability of transportation and facilities for the products could impact our business
●	Lack of hedging arrangements exposes us to the impact of commodity prices
●	Expansions and acquisitions have inherent risks that could adversely impact us
●	Integration of expansions or acquisitions has inherent risks that could adversely impact us
●	Inability to obtain commercial insurance at acceptable rates could have a negative impact on our business

Tax Risks to Our Common Unitholders

●	Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service ("IRS") treating us as a corporation or legislative, judicial, or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the Partnership.
●	Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder's share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take.
●	Tax gain or loss on the disposition of our units could be more than expected and create tax liabilities for our unitholders
●	Limitation on unitholders' ability to deduct interest expense incurred by us could create tax liabilities for our unitholders
●	Tax Exempt entities and non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences for them
●	IRS challenging our allocation of depreciation and amortization deductions could cause adverse tax consequences
●	IRS challenging methods of prorating items of income, gain, loss, and deduction could cause adverse tax consequences
●	Unitholders with units subject to securities loans could face adverse tax consequences
●	Certain U.S. federal income tax deductions currently available with respect to coal mining and production may be eliminated as a result of future legislation
●	Unitholders could be subject to state and local taxes and income tax return filing due to their status as a unitholder

Risks Inherent in an Investment in Us

Cash distributions to unitholders are not guaranteed.

The payment and amount of any future distribution will be subject to the sole discretion of the board of directors of our general partner ("Board of Directors") and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to financing, covenants associated with our debt obligations, and other factors that our Board of Directors may deem relevant, and there can be no assurance that we will pay a distribution in the future.  The amount of cash we can distribute to holders of our common units or other partnership securities each quarter principally depends on the amount of cash we generate from our operations, which fluctuates from quarter to quarter.  In addition, the actual amount of cash available for distribution may depend on other factors, including capital allocation decisions, financing availability, restrictions in debt agreements, and the amount of cash reserves, if any, established by the general partner, in its discretion, for the proper conduct of our business.  Furthermore, since the amount of cash we have available for distribution is not solely a function of profitability, which will be affected by non-cash items, we may make cash distributions during periods when we record net losses and may be unable to make cash distributions during periods when we record net income.  Please read "—Risks Related to our Business" for a discussion of further risks affecting our ability to generate available cash.

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

Before making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all expenses they have incurred on our behalf.  The reimbursement of these expenses and the payment of these fees could adversely affect our ability to make distributions to the unitholders.  Our general partner has sole discretion to determine the amount of these expenses and fees.  For additional information, please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Related-Party Transactions—Administrative Services."

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

Our general partner has conflicts of interest and limited fiduciary responsibilities, which may permit our general partner to favor its interests to the detriment of our unitholders.

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

Companies across all industries, including companies in fossil-fuel industries, are facing increased scrutiny from stakeholders related to their ESG practices.  Companies that do not adapt or comply with evolving investor or stakeholder expectations and standards, or are perceived to have not responded appropriately to ESG issues, regardless of any legal requirement to do so, may suffer reputational damage and the business, financial condition, and valuation of such companies could be materially and adversely affected.  Several advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities, and other members of the investing community.  These activities include increasing attention to and demands for action related to climate change, promoting the use of substitutes to fossil-fuel products, encouraging the divestment of fossil-fuel equities, and pressuring lenders to limit funding to companies engaged in the extraction of fossil-fuel reserves. These activities could increase costs, reduce demand for our coal and hydrocarbon products, reduce our profits, increase the potential for investigations and litigation, impair our brand, limit our choices for lenders, insurance providers and business partners, and have negative impacts on our unit price and access to capital markets.

In addition, certain organizations that provide corporate governance and other corporate risk information to investors and unitholders have developed scores and ratings to evaluate companies and investment funds based on ESG or "sustainability" metrics.  Currently, there are no universal standards for such scores or ratings, but consideration of sustainability evaluations is becoming more broadly accepted by investors.  Indeed, many investment funds focus on positive ESG business practices and sustainability scores when making investments, whereas other funds may use certain ESG criteria to "screen" certain sectors, such as coal or fossil fuels more generally, out of their investments.  In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance or sell their interests in the company, particularly if its ESG performance does not improve.  Moreover, certain members of the broader investment community may consider a company's sustainability score as a reputational or other factor in making an investment decision.  Companies in the energy industry, and in particular those focused on coal, natural gas, or oil extraction, often do not score as well under ESG assessments compared to companies in other industries.  Consequently, a low ESG or sustainability score could result in our securities, both debt and equity, being excluded from the portfolios of certain investment funds and investors, restricting our access to capital to fund our continuing operations and growth opportunities.  Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

Public statements with respect to ESG matters, such as emission reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential "greenwashing," i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals, or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate further ESG-related focus and scrutiny.

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

Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges, and market volatility of an unprecedented nature. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the coal and oil & gas industries driven by widespread government-imposed lockdowns. While most government-imposed shut-downs in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated if COVID-19 or another pandemic were to again become an acute, severe risk. This could cause a sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts and could cause a sustained decrease in demand for oil & gas, which would have a material adverse effect on our operations and financial condition. The various governmental and private responses to the pandemic also led to widespread, global supply chain disruptions. These supply chain disruptions have previously caused and may continue to or again cause some of our suppliers to fail to deliver the quantities of supplies we need or fail to deliver such supplies in a timely manner.

The extent to which COVID-19 or another future pandemic may adversely impact our results of operations, cash flows and financial condition depends on future developments, which are highly uncertain and unpredictable.

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

We had long-term indebtedness of $427.0 million as of December 31, 2022.  Our leverage may:

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

Various limitations in our debt agreements may reduce our ability to incur additional indebtedness, engage in some transactions, and capitalize on business opportunities.  Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.  Please see "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt" for further discussion.

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

We are party to a number of legal proceedings incident to our normal business activities. There is the potential that an individual matter or the aggregation of multiple matters could have an adverse effect on our cash flows, results of operations, or financial position. Please see "Item 3. Legal Proceedings" and "Item 8. Financial Statements and Supplementary Data—Note 23 – Commitments and Contingencies" for further discussion.

The stability and profitability of our operations could be adversely affected if our customers do not honor existing contracts or do not extend existing or enter into new long-term contracts for coal.

In 2022, we sold approximately 85.0% of our coal sales tonnage under contracts having a term greater than one year, which we refer to as long-term sales contracts. These contracts have historically provided a relatively secure market for the production committed under the terms of the contracts.  From time to time industry conditions could make it more difficult for us to enter into long-term sales contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time.  Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

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

In 2022, we derived more than 10% of our total revenues from each of Duke Energy, Louisville Gas and Electric Company, and Tennessee Valley Authority.  If we were to lose this or any of our significant customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or change the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure, and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our business partners, analyze mine and mining information, and estimate quantities of reserves and resources, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, could be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions, and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, as cyber incidents continue to evolve, we could be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

Although none of our employees are members of unions, our workforce may not remain union-free in the future.

None of our employees are represented under collective bargaining agreements.  However, our workforce may not remain union-free in the future, and legislative, regulatory, or other governmental action could make it more difficult to remain union-free.  If some or all of our currently union-free operations were to become unionized, it could adversely affect our productivity and increase the risk of work stoppages at our mining complexes.  In addition, even if we remain union-free, our operations could still be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against our operations.

Risks Related to Our Industries

Prices for oil & gas, as well as coal, are volatile and can fluctuate widely based on a number of factors beyond our control.  An extended decline in the prices of such commodities could negatively impact our results of operations.

Our results of operations are primarily dependent upon the prices of oil & gas and coal, as well as our ability to improve productivity and control costs.  The prices for oil & gas and coal depend upon factors beyond our control, including:

●	overall domestic and global economic conditions;
●	the adverse impact of the COVID-19 pandemic due to the reduction in demand;
●	the supply of and demand for domestic and foreign coal;
●	the supply of and demand for oil & gas;
●	weather conditions and patterns that affect demand for coal and oil & gas, or our ability to produce coal or the ability of operators to produce oil & gas from our mineral interests;
●	supply chain and cost of raw materials for coal and oil & gas operations;
●	the proximity to and capacity of transportation facilities;
●	competition from other coal suppliers;
●	domestic and foreign governmental regulations and taxes;
●	the price and availability of alternative fuels;
●	the effect of worldwide energy consumption, including the impact of technological advances on energy consumption;
●	international developments impacting the supply of coal;
●	international developments impacting the supply of oil & gas; and
●	the impact of domestic and foreign governmental laws and regulations.

Any adverse change in these factors could result in weaker demand and lower prices for our products.  A substantial or extended decline in coal prices could materially and adversely affect us by decreasing our revenues to the extent we are not protected by the terms of existing coal supply agreements.

Competition within the coal industry could adversely affect our ability to sell coal.  In addition, foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

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

We sell coal in the export thermal and metallurgical coal market, both of which are significantly affected by international demand and competition. Consolidation in the coal industry or current or future bankruptcy proceedings of coal competitors could adversely affect us. The prices of and demand for our coal could significantly decline, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and could reduce our revenues and cash available for distribution.

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

The Russian-Ukrainian conflict, and sanctions brought against Russia, have caused significant market disruptions that may lead to increased volatility in the price of commodities, including oil & gas, coal, and other sources of energy.

The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as oil & gas and coal. These events have caused volatility in the aforementioned commodity markets. Although we have not experienced any material adverse effect on our results of operations, financial condition or cash flows as a result of the war or the resulting volatility, such volatility, may significantly affect prices for our coal and oil & gas or the cost of supplies and equipment, as well as the prices of competing sources of energy for our electric power plant customers.

The war, trade and monetary sanctions, as well as any escalation of the conflict and future developments, could significantly affect worldwide market prices and demand for our coal and oil & gas and cause turmoil in the capital markets and generally in the global financial system. Additionally, the geopolitical and macroeconomic consequences of the war and associated sanctions cannot be predicted, but could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for products, causing a reduction in our revenues or an increase in our costs and thereby materially and adversely affecting our results of operations.

Changes in consumption patterns by utilities regarding the use of coal, including plans by utilities to shut down or move away from coal-fired generation, have affected our ability to sell the coal we produce and may do so in the future.

Our business is closely linked to the demand for electricity, and any changes in coal consumption by domestic or international electric power generators would likely impact our business over the long term.  The domestic electric power sector accounts for the vast majority of the total domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas, and fuel oil as well as alternative sources of energy.  Competition from natural gas-fired plants that are relatively more efficient, less expensive to construct, and less difficult to permit than coal-fired plants has the most potential to displace a significant amount of coal-fired electric power generation in the near term, particularly from older, less efficient coal-fired powered generators.

Future environmental regulation of GHG emissions also could accelerate the use by utilities of fuels other than coal.  In addition, federal and state mandates for increased use of electricity derived from renewable energy sources could affect demand for coal.  Such mandates, combined with other incentives to use renewable energy sources such as tax credits, could make alternative fuel sources more competitive with coal.  Further, far-reaching federal regulations promulgated by the EPA in the last several years, such as CSAPR and MATS, have led to the premature retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the United States.  A decrease in coal consumption by the domestic electric utility industry could adversely affect the demand for or the price of coal, which could negatively impact our results of operations and reduce our cash available for distribution.

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

Effective December 1, 2022, we renewed our annual property and casualty insurance program. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance, LLC ("Wildcat Insurance"). Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex, and an additional $25.0 million overall aggregate deductible. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations, and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

We could be unable to obtain and renew permits necessary for our coal mining operations, which could reduce our production, cash flow, and profitability.

Mining companies must obtain numerous governmental permits or approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining.  The permitting rules are complex and can change over time.  Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance.  The public has the right to comment on permit applications and otherwise participate in the permitting process, including through court intervention.  Accordingly, permits required to conduct our operations may not be issued, maintained, or renewed, may not be issued or renewed in a timely fashion, or may involve requirements that restrict our ability to economically conduct our mining operations.  Limitations on our ability to conduct our mining operations due to the inability to obtain or renew necessary permits or similar approvals could reduce our production, cash flow, and profitability.  Please read "Item 1. Business—Environmental, Health and Safety Regulations—Mining Permits and Approvals."

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

Transportation costs represent a significant portion of the total cost of coal for our customers and, as a result, the cost of transportation is a critical factor in a customer's purchasing decision.  Increases in transportation costs could make coal a less competitive source of energy or could make our coal production less competitive than coal produced from other sources.  Disruption of transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks, or other events could temporarily impair our ability to supply coal to our customers.  Our transportation providers could face difficulties in the future that could impair our ability to supply coal to our customers, resulting in decreased revenues.  If there are disruptions in the transportation services provided by our primary rail or barge carriers that transport our coal and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

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

Our coal mining operations are affected by commodity prices.  We use significant amounts of steel, petroleum products, and other raw materials in various pieces of mining equipment, supplies, and materials, including the roof bolts required by the room-and-pillar method of mining.  Steel prices and the prices of scrap steel, natural gas, and coking coal consumed in the production of iron and steel fluctuate significantly and could change unexpectedly.  Inflationary pressures have and could continue to lead to price increases affecting many of the components of our operating expenses such as fuel, steel, and maintenance expenses.  There could be acts of nature or terrorist attacks or threats that could also impact the future costs of raw materials.  Future volatility in the price of steel, petroleum products, or other raw materials will impact our operational expenses and could result in significant fluctuations in our profitability.

A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs and could adversely affect our profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least one year of experience and proficiency in multiple mining tasks.  In recent years, a shortage of experienced coal miners has caused us to include some inexperienced staff in the operation of certain mining units, which decreases our productivity and increases our costs.  This shortage of experienced coal miners is the result of a significant percentage of experienced coal miners reaching retirement age, combined with the difficulty of retaining existing workers and attracting new workers to the coal industry.  Thus, this shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our coal, which could adversely affect our profitability.

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

Each of the factors which impacts reserve and resource estimation may vary considerably from the assumptions used in making the estimation and, as a result, the estimates in this report may not accurately reflect our actual coal reserves and resources.  Actual production, revenues and expenditures with respect to our coal reserves will likely vary from the assumptions used in these estimates, and these variances may be material.  Government regulations and other pressures may result in the closure of coal-fired electric generating plants earlier than assumed.  Such changes would reduce the economic viability of our mining operations and could have a material adverse impact on our operations and financial results.

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

Federal and state laws addressing mine safety practices impose stringent reporting requirements and civil and criminal penalties for violations.  Federal and state regulatory agencies continue to interpret and implement these laws and propose new regulations and standards.  Implementing and complying with these laws and regulations has increased and will continue to increase our operational expenses and have an adverse effect on our results of operation and financial position.  For more information, please read "Item 1. Business—Environmental, Health and Safety Regulations—Mine Health and Safety Laws."

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

Oil & gas production on the properties in which we hold mineral interests utilizes hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate the production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Federal Safe Drinking Water Act regulates the underground injection of substances through the Underground Injection Control ("UIC") program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic-fracturing process is typically regulated by state oil & gas commissions.

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

State and federal regulatory agencies have recently focused on a possible connection between the hydraulic-fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil & gas activity and induced seismicity.

In addition, a number of lawsuits have been filed in other states, including in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, both Texas and Oklahoma have imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events.  In September 2021, the Texas Railroad Commission ("TRRC") issued a notice to operators in the Midland area to reduce saltwater disposal well activities and provide certain data to the TRRC.  Subsequently, the TRRC ordered the indefinite suspension of all deep oil & gas-produced water injection wells in the area, effective December 31, 2021. Relatedly, in March 2022, the TRRC began implementation of its Northern Culberson-Reeves Seismic Response Action Plan to address injection-induced seismicity with the goal to eliminate 3.5 magnitude or greater earthquakes no later than December 31, 2023.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain sources in the United States, or constrain the emissions of powerplants (though such emissions restraints have been subject to challenge; for more information, see our regulatory disclosure titled "GHG emissions"). Additionally, relating to our oil & gas mineral interests, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal September 2020 revisions to methane standards, effectively reinstating the more stringent 2016 standards. Furthermore, in November 2021, EPA issued a proposed rule that, if finalized, would establish new sources and first-time existing source standards of performance for methane and volatile organic compound emissions for oil & gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. In November 2022, EPA published a supplemental methane proposal which, among other items, sets forth specific revisions strengthening the first nationwide emissions guidelines for states to limit methane emissions from existing crude oil and natural gas facilities. The proposal also revises requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys and establishes a "super-emitter" response program to timely mitigate emissions events. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, it is likely that it will be subject to legal challenges. We cannot predict the scope of any final methane regulatory requirements or the cost for our operators to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets.  These commitments could further reduce demand and prices for fossil fuels.  Although the United States had withdrawn from the Paris Agreement, following President Biden's executive order in January 2021, the United States rejoined the Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below levels by 2030.  Additionally, at COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector.  At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future.  The full impact of these actions is uncertain at this time and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects on us and our operators' operations.

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

Apart from governmental regulation, there are also increasing financial risks for fossil-fuel producers as stakeholders of fossil-fuel energy companies may elect in the future to shift some or all of their support into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil-fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil-fuel sector. In late 2020, the Federal Reserve announced it had joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector, and, in September 2022, announced that six of the U.S.' largest banks will participate in a pilot climate scenario analysis to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. The Federal Reserve released its pilot exercise in January 2023 which is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks' portfolio. Although we cannot predict the effects of these actions, such limitation of investments in and financing, bonding, and insurance coverages for fossil-fuel energy companies could adversely affect our coal mining or oil & gas production activities.

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

Our operating subsidiaries do not, in all instances, own all of the surface properties upon which their mining facilities have been constructed.  Certain of the operating companies have constructed and now operate all or some portion of their facilities on properties owned by third parties with whom our subsidiary has entered into a long-term lease.  We have no reason to believe that there exists any risk of loss of these leasehold rights given the terms and provisions of the subject leases and the nature and identity of the third-party lessors; however, in the unlikely event of any loss of these leasehold rights, operations could be disrupted or otherwise adversely impacted as a result of increased costs associated with retaining the necessary land use.

Federal and state laws require bonds to secure our obligations related to statutory reclamation requirements and workers' compensation and black lung benefits. Our inability to acquire or failure to maintain surety bonds that are required by federal and state law would have a material adverse effect on us.

Federal and state laws require us to maintain bonds to secure our obligations to repair and return property to its approximate original state after it has been mined (often referred to as "reclaim" or "reclamation"), to pay federal and state workers' compensation and pneumoconiosis (or black lung) benefits, and to satisfy other miscellaneous obligations.  These bonds provide assurance that we will perform our statutorily required obligations and are referred to as "surety" bonds.  These bonds are typically renewable on a yearly basis.  At December 31, 2022, our total of such bonds was $244.4 million.  The amount of surety bonding we are required to maintain may be increased by the governmental agencies holding the bond.

We could have difficulty acquiring or maintaining surety bonds for a variety of reasons, including:

●	substantial increases in the amount of bonding required;
●	lack of availability, higher expense, or unreasonable terms of new surety bonds, including as a result of external pressures related to fossil-fuel companies;
●	the ability of current and future surety bond issuers to increase required collateral, or limitations on the availability of collateral for surety bond issuers due to the terms of our credit agreements; and
●	the exercise by third-party surety bondholders of their rights to refuse to renew the surety.

Failure to acquire or maintain the required bonds could subject us to fines and penalties, result in the loss of our mining permits, or imperil our ability to self-insure workers compensation and pneumoconiosis obligations, and could have a material adverse effect on us.

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

All of our oil & gas mineral interests may not ultimately be developed or produced by the operators of our properties. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations, and the decision to pursue the development of an undeveloped drilling location will be made by the operator and not by us. We generally do not have access to the estimated costs of development of these reserves or the scheduled development plans of our operators. Our estimate of reserves assumes that substantial capital expenditures are required to develop the reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of the development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop our reserves, or decreases in commodity prices will reduce the future net revenues of our estimated undeveloped reserves and could result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved undeveloped reserves as unproved reserves.

We could experience delays in the payment of royalties and be unable to replace operators that do not make required royalty payments, and we may not be able to terminate our leases with defaulting lessees if any of the operators on those leases declare bankruptcy.

A failure on the part of the operators of our properties to make royalty payments gives us the right to terminate the lease and enforce payment obligations under the lease. If we terminate any of our leases, we would seek a replacement operator. However, we might not be able to find a replacement operator and, if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing operator could be subject to a proceeding under Title 11 of the United States Code (the "Bankruptcy Code"), in which case our right to enforce or terminate the lease for any defaults, including non-payment, could be substantially delayed or otherwise impaired. In general, in a proceeding under the Bankruptcy Code, the bankrupt operator would have substantial time to decide whether to ultimately reject or assume the lease, which could prevent the execution of a new lease or the assignment of the existing lease to another operator. In the event that the operator rejected the lease, our ability to collect amounts owed would be substantially delayed, and our ultimate recovery could be only a fraction of the amount owed or nothing. In addition, if we are able to enter into a new lease with a new operator, the replacement operator may not achieve the same levels of production or sell oil or natural gas at the same price as the operator it replaced.

If the operators of our oil & gas properties suspend our right to receive royalty payments due to title or other issues, our business, financial condition, and/or results of operations could be adversely affected.

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

Oil & gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil & gas and assumptions concerning future oil & gas prices, production levels, ultimate recoveries, and operating costs. As a result, estimated quantities of proved reserves and projections of future production rates could be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2022, were audited by Netherland, Sewell & Associates, Inc. ("NSAI"), which conducted a detailed review of all of our properties at that time using the information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. In addition, certain assumptions regarding future oil & gas prices, production levels, and operating costs could prove incorrect. A meaningful portion of our reserve estimates is made without the benefit of lengthy production history, which is less reliable than estimates based on lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil & gas that are ultimately recovered being different from our reserve estimates.

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

The marketability of our operators' oil & gas production will depend in part upon the availability, proximity, and capacity of transportation facilities, including gathering systems, trucks, and pipelines, owned by third parties. Neither we nor, in general, the operators of our properties control these third-party transportation facilities and our operators' access to them may be limited or denied. Insufficient production from the wells on our acreage or a significant disruption in the availability of third-party transportation facilities or other production facilities could adversely impact our operators' ability to deliver to market or produce oil & gas and thereby cause a significant interruption in our operators' operations. If they are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production-related difficulties, they may be required to shut-in or curtail production. In addition, the amount of oil & gas that can be produced and sold may be subject to curtailment in certain other circumstances outside of our or our operators' control, such as pipeline interruptions due to maintenance, excessive pressure, the inability of downstream processing facilities to accept unprocessed gas, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances could last from a few days to several months. In many cases, we and our operators are provided with limited notice, if any, as to when these curtailments will arise and the duration of such curtailments. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the oil & gas produced from our acreage, could adversely affect our financial condition, results of operations, and cash available for distribution.

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

We may not be able to effectively identify investment opportunities in the advancement of energy and related infrastructure on favorable terms, or at all, and failure to do so may limit our future growth.

Part of our strategy includes positioning ourselves as a reliable energy provider for the future by pursuing strategic investments that leverage our core competencies and relationships with electric utilities, industrial customers, and federal and state governments. This strategy depends on our ability to successfully identify and evaluate investment opportunities. The number of opportunities may be limited, and we will compete with other investors for these limited opportunities, which could make them more expensive and the returns for our investments less attractive and possibly cause us to refrain from making them at all. Further, certain opportunities will depend on technological and other advancements that may not be within our control and may not come to fruition or be economically feasible in the near term, and we may fail to realize the anticipated benefit of our investments. Any new opportunities also may depend on the viability of new assets or businesses that are contingent on public policy mechanisms including investment tax credits, subsidies, renewable portfolio standards and carbon trading plans. These mechanisms have been implemented at the state and federal levels to support the development of renewable energy, demand-side, and other infrastructure technologies. The availability and continuation of public policy support mechanisms will drive a significant part of the economics and viability of investments generally, as well as our participation in them.

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

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based on our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.  Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.  In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.

Any modification to the U.S. federal income tax laws and the interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  We are unable to predict whether any changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units.  You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

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

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties and interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to pay taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders' behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Our unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder's tax basis in those common units. Because distributions in excess of a unitholder's allocable share of our net taxable income decrease such unitholder's tax basis in its units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to a unitholder if it sells such units at a price greater than its tax basis in those units, even if the price such unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if a unitholder sells its units, a unitholder may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from a unitholder's sale of our units, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder's adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income." For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income. If our "business interest" is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as "IRAs") raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Additionally, all or part of any gain recognized by such tax-exempt organization upon a sale or other disposition of our units may be unrelated business taxable income and may be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be "effectively connected" with a U.S. trade or business.  As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax.  Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the "amount realized" by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner's "amount realized" generally includes any decrease of a partner's share of the partnership's liabilities, the Treasury regulations provide that the "amount realized" on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly traded partnership's liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor's broker.  Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our units or result in audit adjustments to a unitholder's tax returns.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.  The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular unit is transferred.  Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets, and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based on ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method.  If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Our unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements.

We currently own assets and conduct business in multiple states that currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders' responsibility to file all U.S. federal, foreign, state, and local tax returns and pay any taxes due in these jurisdictions.  Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

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

Each of the factors which impacts reserve and resource estimation may vary considerably from the assumptions used in making the estimation and, as a result, the estimates in this report may not accurately reflect the actual coal reserves and resources.  Actual production, revenues and expenditures with respect to the coal reserves will likely vary from the assumptions used in these estimates, and these variances may be material.  Government regulations and other pressures may result in the closure of coal-fired electric generating plants earlier than assumed.  Such changes would reduce the economic viability of our mining operations and could have a material adverse impact on our operations and financial results.

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

RESPEC, an independent third-party engineering firm, does not own an interest in any of our properties and is not employed on a contingent basis. RESPEC prepared the initial Technical Report Summary ("TRS") for each of our material mining properties.  The TRSs will be updated when there are material changes to the coal mineral reserve or resource estimates.  The most recent TRSs for our material mining operations are included as exhibits to our Annual Report on Form 10-K.

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

The following table sets forth our coal mineral resources, exclusive of coal mineral reserves, at December 31, 2022:

	Heat
	Content (Btus	Pounds SO2 per MMBtu			Resource Classification				Ownership
Resources (tons in millions)	per pound)	<1.2	1.2-2.5	>2.5	Measured	Indicated	Combined	Inferred	Owned	Leased	Total

							(1)
Illinois Basin
Dotiki (KY)	12,100	—	2.3	73.7	51.2	24.8	76.0	—	27.6	48.4	76.0
Henderson/Union (KY)	11,450	—	3.2	517.6	175.4	284.0	459.4	61.4	74.9	445.9	520.8
Sebree South (KY)	11,750	—	—	43.5	22.1	16.8	38.9	4.6	0.3	43.2	43.5
Gibson South (IN)	11,500	—	—	0.3	—	—	—	0.3	—	0.3	0.3
Hamilton County (IL)	11,650	5.1	33.8	400.4	188.1	240.0	428.1	11.2	32.5	406.8	439.3
Region Total		5.1	39.3	1,035.5	436.8	565.6	1,002.4	77.5	135.3	944.6	1,079.9

Appalachian Basin
Mountain View (WV)	13,200	—	0.4	6.3	2.1	4.4	6.5	0.2	1.8	4.9	6.7
Tunnel Ridge (WV)	12,600	—	—	0.7	—	—	—	0.7	0.7	—	0.7
Penn Ridge (PA)	12,500	—	—	78.0	21.9	53.2	75.1	2.9	78.0	—	78.0
Region Total		—	0.4	85.0	24.0	57.6	81.6	3.8	80.5	4.9	85.4

Total		5.1	39.7	1,120.5	460.8	623.2	1,084.0	81.3	215.8	949.5	1,165.3

% of Total		0.4%	3.4%	96.2%	39.5%	53.5%	93.0%	7.0%	18.5%	81.5%	100.0%
(1)	Combined resources are defined as measured plus indicated resources.

At December 31, 2022, we had approximately 1.165 billion tons of coal mineral resources.  Tonnages are reported on a clean recoverable basis with average long-term pricing based on available third-party forecasts and historical pricing adjusted for quality at the end of 2022 in a range from approximately $62 to $68 per short ton in the Illinois Basin and from approximately $71 to $98 per short ton in the Appalachian Basin, which are the prices used by RESPEC to estimate the amount of coal mineral resources.  Coal sales prices vary based on coal quality, access to transportation, and other factors at each location.  All resources are classified as underground mineable in the exploration stage.

Coal Mineral Reserves

Reserves are assigned to our active operations and are (1) currently in production, (2) economically viable, and (3) meet the other requirements to be considered reserves as defined by the SEC.

The following table sets forth coal mineral reserve information, exclusive of the coal mineral resources above, at December 31, 2022, about our coal operations:

	Heat
	Content (Btus	Pounds SO2 per MMBtu			Classification		Ownership
Reserves (tons in millions)	per pound)	<1.2	1.2-2.5	>2.5	Proven	Probable	Owned	Leased	Total

Illinois Basin Operations
Warrior (KY)	12,300	—	—	59.7	46.0	13.7	14.4	45.3	59.7
River View (KY)	11,450	—	—	204.7	112.6	92.1	60.2	144.5	204.7
Hamilton County (IL)	11,650	—	—	125.9	55.0	70.9	21.5	104.4	125.9
Gibson (South) (IN)	11,500	0.7	10.9	37.4	39.6	9.4	17.0	32.0	49.0
Region Total		0.7	10.9	427.7	253.2	186.1	113.1	326.2	439.3

Appalachian Basin Operations
MC Mining (KY)	12,800	10.0	1.1	—	8.1	3.0	—	11.1	11.1
Mountain View (WV)	13,200	—	3.8	6.5	9.1	1.2	—	10.3	10.3
Tunnel Ridge (WV)	12,600	—	—	120.0	61.7	58.3	11.1	108.9	120.0
Region Total		10.0	4.9	126.5	78.9	62.5	11.1	130.3	141.4

Total		10.7	15.8	554.2	332.1	248.6	124.2	456.5	580.7

% of Total		1.8%	2.7%	95.4%	57.2%	42.8%	21.4%	78.6%	100.0%

On December 31, 2022, we had approximately 580.7 million tons of coal mineral reserves.  Tonnages are reported on a clean recoverable basis with average long-term pricing based on available third-party forecasts and historical pricing adjusted for quality at the end of 2022 in a range from approximately $62 to $68 per short ton in the Illinois Basin and from approximately $71 to $98 per short ton in the Appalachian Basin, which are the prices used by RESPEC to estimate the amount of coal mineral reserves.  Coal sales prices vary based on coal quality, access to transportation, and other factors at each location.  All reserves are classified as underground mineable in the production stage.

Mining Operations

The following table sets forth production and other data about our mining operations:

		Tons Produced
Operations	Location	2022	2021	2020	Transportation	Equipment

		(in millions)
Illinois Basin Operations
Warrior	Kentucky	4.1	4.1	3.6	CSX, NS, PAL, truck, barge	CM
River View	Kentucky	10.2	9.9	9.4	Truck, barge	CM
Hamilton County	Illinois	4.7	4.9	2.6	CSX, EVW, NS, barge	LW, CM
Gibson (South)	Indiana	5.3	3.3	2.3	CSX, NS, truck, barge	CM
Region Total		24.3	22.2	17.9

Appalachian Basin Operations
MC Mining/Excel	Kentucky	1.5	1.3	0.5	CSX, truck, barge	CM
Mountain View	West Virginia	1.4	1.5	1.8	CSX, truck	LW, CM
Tunnel Ridge	West Virginia	8.3	7.2	6.8	CSX, NS, barge	LW, CM
Region Total		11.2	10.0	9.1

TOTAL		35.5	32.2	27.0

CSX	-	CSX Railroad
EVW	-	Evansville Western Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
LW	-	Longwall

Individual Property Disclosures

We consider the following properties to be material based on multiple factors including, but not limited to, the property's contribution to our overall business and financial condition. Please see Coal Mineral Resources and Coal Mineral Reserves sections above for information about the coal mineral resources and reserves held by these material properties.  In addition to the following information, TRSs for these material properties with additional information are included as exhibits to this Annual Report on Form 10-K.

Henderson/Union

The Henderson/Union Resources are located in Henderson and Union counties, Kentucky at 37°44'30"N, -87°46'07"W and we currently have control in over 1,600 tracts encompassing over 127,000 acres. The property is controlled through both fee ownership and leases of the coal.  The coal mineral resources are controlled by Alliance Resource Properties. The base leases are with private owners and WKY CoalPlay or its subsidiaries, which are related parties.  See "Item 8. Financial Statements and Supplementary Data—Note 22 – Related-Party Transactions" for more information about our WKY CoalPlay transactions.  These base leases generally provide for a term that can be extended until exhaustion of the leased coal.  Local infrastructure is as follows:

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

Description

The potential underground mine(s) would utilize room-and-pillar methods operating a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill possible permitting and development requirements.  Multiple access points are available for development.  Access is available from the active River View mine, which began production in 2009.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Access at the Hamilton and UC Coal, LLC sites are considered "brownfield" developments. Though some facilities and permitting are in place, significant upgrades to existing infrastructure and new construction would be needed to bring them into good working order that meets industry standards. The property associated with Henderson/Union has no book value as of December 31, 2022 but does have outstanding advanced royalties with WKY CoalPlay or its subsidiaries.  See "Item 8. Financial Statements and Supplementary Data—Note 22 – Related-Party Transactions" for more information about advanced royalties that Henderson/Union has with WKY CoalPlay.

Though there is geographic overlap between the Henderson-Union and River View properties, the resources and reserves of each are associated with different coal seams or, if in the same seam, are separated by existing mine works or geologic features into distinct areas.  There is no overlap in the resource / reserve estimation.

History

The Henderson/Union property contains resources in four seams, the West Kentucky No. 11 ("WKY11"), the West Kentucky No. 9 ("WKY9"), the West Kentucky No. 7 ("WKY7"), and the West Kentucky No. 6 ("WKY6"). Island Creek Coal Company ("Island Creek") operated mines in the area and controlled a portion of the property.  Under a joint venture, Texas Gas Service also controlled a large interest in the mineral rights.  Lastly, Peabody Coal Corporation ("Peabody") and Patriot Coal Corporation ("Patriot") operated mines in the area and controlled a portion of the reserves.  We consolidated control of the property through multiple transactions from 2005 through 2015.  Island Creek operated the

Ohio #11 and Uniontown #9 mines.  Island Creek also operated the Hamilton #1 and #2 mines in Kentucky.  Peabody and later Patriot operated the Camp complex and Highland mines to the southeast and east.  Both the WKY9 and WKY11 seams were mined at these locations.  No mining has occurred on the property in the WKY7 or WKY6 seams.  In general, all drilling has shown highly consistent coal seams of mineable thickness and quality for the high-sulfur thermal utility market.

Encumbrances

Our credit facility is secured by, among other things, liens against certain Henderson/Union surface properties and coal leases. Documentation of such liens is of record in the Offices of the Henderson and Union County Clerks. Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our credit facility.

The Kentucky Department of Natural Resources ("KYDNR"), Division of Mine Permits ("DMP") is responsible for the review and issuance of all permits relative to coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations. In addition to state mining and reclamation laws, operators must comply with various federal laws relevant to mining.

Geology and Reserves

Henderson/Union contains coal resources in four seams ranging in depths from about 100 to 750 feet.  The table below summarizes mineral resources as of December 31, 2022, using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Resources	Tons (millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Henderson/Union
Measured Mineral Resources	175.4	4.72	8.14	2.99	13,231	4.52	87.14
Indicated Mineral Resources	284.0	4.62	8.23	2.86	13,242	4.32	88.00
Combined Mineral Resources	459.4	4.66	8.19	2.91	13,238	4.40	87.67
Inferred Mineral Resources	61.4	4.48	8.14	2.59	13,327	3.88	89.67

River View

River View is located in Union County, Kentucky at 37°45'37"N, -87°56'42"W and currently has approximately 54,250 underground acres permitted. The mine is controlled through both fee ownership and leases of the coal.  The coal mineral reserves are leased or held for lease to River View almost exclusively by Alliance Resource Properties.  River View either owns or controls the surface properties upon which its facilities are located including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes.  The base leases are with private owners and generally provide for a term that can be extended until exhaustion of the leased coal.  Local infrastructure is as follows:

Major Roads:  Interstates 69 and US-60,

Railroads:  None,

Airport:  Evansville Regional Airport (EVV),

Town:  Morganfield,

Docks:  River View on the Ohio River,

Water:  Uniontown Water Department and mine sources,

Electricity:  Kentucky Utilities (KU),

Personnel:  Regional.

N
0
20000
40000
Feet
POSEY
INDIANA
KENTUCKY
VANDERBURGH
HENDERSON
GALLATIN
PREP PLANT
UNIONTOWN
PORTAL 1
PORTAL 2
HENDERSON
CORYDON
ILLINOIS
KENTUCKY
MORGANFIELD
ROBARDS
UNION
WEBSTER
SEBREE

MAJOR HIGHWAY
ACTIVE RAILROAD
GENERAL PROPERTY AREA

RIVER VIEW COAL, LLC
RIVER VIEW MINE
GENERAL LOCATION MAP

Description

The underground mine is currently in production using room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2009.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for River View as of December 31, 2022 was $229.0 million.

Though there is geographic overlap between River View and the Henderson-Union properties, the reserves and resources of each are associated with different coal seams or, if in the same seam, are separated by existing mine works or geologic features into distinct areas.  There is no overlap in the resource / reserve estimation.

History

Island Creek operated mines in the area and controlled a portion of the property.  Under a joint venture, Texas Gas Service also controlled a large interest in the mineral rights.  Lastly, Peabody and Patriot operated mines in the area and controlled a smaller portion of the reserves.  We consolidated control of the property through multiple transactions from 2005 through 2015.  Island Creek operated the Ohio #11 and Uniontown #9 mines to the west of River View.  Island Creek also operated the Hamilton #1 and #2 mines to the southwest.  Peabody and later Patriot operated the Camp complex and Highland mines to the southeast and east.  Both the WKY9 and WKY11 seams were mined at these locations. In general, all drilling has shown highly consistent coal seams of mineable thickness and quality for the high-sulfur thermal utility market.

Encumbrances

Our credit facility is secured by, among other things, liens against certain River View surface properties and coal leases. Documentation of such liens is of record in the Office of the Union County Clerk. Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our credit facility.

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

Geology and Reserves

River View extracts coal underground from the West Kentucky No. 11 and No. 9 seams with depths ranging from 200 to 500 feet across the reserve.  The table below summarizes mineral reserves as of December 31, 2022 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

River View
Proven Mineral Reserves	112.6	4.69	7.53	3.14	13,291	4.73	86.51
Probable Mineral Reserves	92.1	4.58	7.71	3.13	13,237	4.73	86.22
Total Mineral Reserves	204.7	4.64	7.61	3.14	13,267	4.73	86.38

Due to the level of geologic certainty, all resources were classified as either measured or indicated and were converted to reserves. There were no inferred resources associated with the property.

The River View mine had 214.6 million tons of coal mineral reserves at the end of 2021.  The year over year reconciliation is as follows:

River View Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2021	214.6
Production	(10.2)
Mineral Acquisition / Deletion	0.7
Normal Course Adjustments	(0.4)
Tons as of December 31, 2022	204.7

Normal course adjustments are associated with numerous slight changes in the geologic model.

Hamilton

Hamilton, a longwall mine located in Hamilton County, Illinois at 38°10'12"N, -88°36'47"W, currently has approximately 10,500 underground acres and 1,300 surface acres permitted. The mine property is controlled through both fee ownership and leases of the coal. The coal mineral reserves and resources are leased or held for lease to Hamilton by Alliance WOR Properties, LLC ("Alliance WOR Properties"), a subsidiary of Alliance Resource Properties.  Hamilton either owns or controls the surface properties upon which its facilities are located including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes. Hamilton (or Alliance WOR Properties) currently holds rights to over 67,000 gross acres of coal mineral reserves and resources and subsidence rights, and 1,400 acres of surface properties. The underlying base coal leases are with private owners and are comprised of a large number of leases originally taken by AMAX Coal Company and Old Ben Coal Company ("Old Ben") in the mid to late 1970's and early 1980's (the "Old Ben Leases"), leases acquired by Consolidation Coal Company in the late 1980's (the "Consol Leases"), and subsequent leases taken directly by White Oak Resources, LLC or affiliated companies and/or Alliance WOR Properties. Local infrastructure is as follows:

Major Roads:  Interstates 64,

Railroads:  CSX and EVW,

Airport:  Evansville Regional Airport (EVV),

Towns:  McLeansboro and Mt. Vernon,

Docks:   Mount Vernon on the Ohio River,

Water:  Hamilton County Water District and mine sources,

Electricity:  Wayne-White Electric Co-op (WWEC),

Personnel:  Regional.

WAYNE
0
20000
40000
Feet
JEFFERSON
PREP PLANT
PORTAL
INA
McLEANSBORO
ENFIELD
CARMI
FRANKLIN
BENTON
HAMILTON
WHITE
NORRIS
CITY
BROUGHTON

MAJOR HIGHWAY
ACTIVE RAILROAD
GENERAL PROPERTY AREA

HAMILTON COUNTY COAL, LLC

MINE NO. 1

GENERAL LOCATION MAP

Description

The underground mine is currently in production using longwall and room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2014.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for Hamilton as of December 31, 2022 was $336.3 million.

History

There were no previous operations on the Hamilton reserves property prior to our predecessor, White Oak Resources LLC, who began construction of the mine in 2011. In general, all drilling has shown highly consistent coal seams of mineable thickness and quality for the high-sulfur thermal utility market for the Herrin and Springfield seams.

Encumbrances

Our credit facility is secured by, among other things, liens against certain Hamilton surface properties, coal leases and owned coal.  Documentation of such liens is of record in the Office of the Hamilton County Clerk.  Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our credit facility.

The Consol Leases are encumbered by an overriding royalty payable to Sustainable Conservation, Inc. ("Sustainable") in the amount of the greater of $0.25 per ton or 0.75% of the average sales realization price received per ton, which sums can be credited against approximately $481,000 previously paid to Sustainable for the assignment of the Consol Leases.

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

Geology and Reserves

Hamilton extracts coal underground from the Herrin (Illinois No.6) seam with depths ranging from 900 to 1100 feet across the reserve.  The table below summarizes mineral reserves as of December 31, 2022 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Hamilton County
Proven Mineral Reserves	55.0	6.38	8.03	2.82	13,410	4.21	86.86
Probable Mineral Reserves	70.9	6.60	7.99	2.84	13,422	4.23	86.82
Total Mineral Reserves	125.9	6.51	8.01	2.83	13,416	4.22	86.84

Resources associated with Hamilton County are included in the Coal Mineral Resources table above.

The Hamilton mine had 128.5 million tons of coal mineral reserves at the end of 2021.  The year over year reconciliation is as follows:

Hamilton County Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2021	128.5
Production	(4.7)
Mineral Acquisition / Deletion	2.3
Mine Plan Adjustment	(1.8)
Normal Course Adjustments	1.6
Tons as of December 31, 2022	125.9

Normal course adjustments are associated with numerous slight changes in the geologic model.

Gibson South

Gibson South is located in Gibson County, Indiana at 38°18'22"N, 87°42'30"W and currently has approximately 23,350 underground acres permitted. The mine property is controlled through both fee ownership and leases of the coal.  Gibson South holds rights to over 21,000 gross acres of coal.  Leases generally have an initial term with automatic extensions for as long as mining operations are conducted within a described area.  Local infrastructure is as follows:

Major Roads:  Interstates 69 and 64,

Railroads:  CSX and NS,

Airport:  Evansville Regional Airport (EVV),

Town:  Princeton,

Docks:  Mount Vernon on the Ohio River,

Water:  Gibson Water, Inc. and well water,

Electricity:  Western Indiana Energy REMC,

Personnel:  Regional.

KNOX
PIKE
0
20000
40000
Feet
PRINCETON
ILLINOIS
INDIANA
FRANCISCO
PORTAL
PREP PLANT
OWENSVILLE
GIBSON
HAUBSTADT
POSEYVILLE
POSEY
VANDERBURGH
WARRICK

MAJOR HIGHWAY
ACTIVE RAILROAD
GENERAL PROPERTY AREA

GIBSON COUNTY COAL, LLC

GIBSON SOUTH MINE

GENERAL LOCATION MAP

Description

The underground mine is currently in production using room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2014.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for Gibson South as of December 31, 2022 was $118.0 million.

History

In November 1997, pursuant to (a) Assignment of Underground Coal Leases, (b) Partial Assignment of Underground Coal Leases and (c) Special Corporate Warranty Deed, Old Ben conveyed to MAPCO Land & Development Corporation various coal leases and fee coal interests within a large property boundary located in Gibson County, Indiana.  MAPCO Land & Development Corporation changed its name to MAPCO Coal Land & Development Corporation, and MAPCO Coal Land & Development Corporation merged into Alliance Properties, LLC ("Alliance Properties") effective August 4, 1999.

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

The King's Mine operated to the east and the Wabash Mine operated to the west of the reserve area.  In general, all drilling has shown a highly consistent coal seam of mineable thickness and quality for the high-sulfur thermal utility market.

Encumbrances

Our credit facility is secured by, among other things, liens against certain Gibson County Coal surface properties, coal leases and owned coal.  Documentation of such liens is of record in the Office of the Recorder of Gibson County, Indiana.  Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our credit facility.

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

Geology and Reserves

Gibson South extracts coal underground from the Springfield (Indiana No.5) seam with depths ranging from 450 to 650 feet across the reserve.  The table below summarizes mineral reserves as of December 31, 2022 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Gibson South
Proven Mineral Reserves	39.6	6.06	7.02	1.95	13,498	2.89	95.17
Probable Mineral Reserves	9.4	5.48	8.01	2.42	13,335	3.62	93.22
Total Mineral Reserves	49.0	5.95	7.21	2.04	13,467	3.03	94.79

Resources associated with Gibson South are included in the Coal Mineral Resources table above.

The Gibson South mine had 52.6 million tons of coal mineral reserves at the end of 2021.  The year over year reconciliation is as follows:

Gibson South Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2021	52.6
Production	(5.3)
Mineral Acquisition / Deletion	1.5
Normal Course Adjustments	0.2
Tons as of December 31, 2022	49.0

Normal course adjustments are associated with numerous slight changes in the geologic model.

Tunnel Ridge

Tunnel Ridge, located at 40°09'17" N, -80°39'26"W, is an underground longwall mine in the Pittsburgh No. 8 seam of coal, and currently has approximately 20,890 underground acres permitted. The mine property is controlled through both fee ownership and leases of the coal.  The coal mined and to be mined by Tunnel Ridge is leased from the Joseph W. Craft III Foundation, the Kathleen S. Craft Foundation, Alliance Resource Properties and third parties.  Please read "Item 8. Financial Statements and Supplemental Data - Note 22 – Related-Party Transactions" for additional information on related-party leases.  Tunnel Ridge either owns or controls the surface properties upon which its facilities are located, including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes.  Local infrastructure is as follows:

Major Roads:  Interstate 70,

Railroads:  None,

Airport:  Pittsburgh International Airport (PIT),

Town:  Wheeling,

Docks:  Tunnel Ridge on the Ohio River,

Water:  Municipal water districts and mine sources,

Electricity:  American Electric Power (AEP), West Penn Power (WPP)

Personnel:  Regional.

SMITHFIELD
WELLSBURG
JEFFERSON
BROOKE
BETHANY
ADENA
OHIO
RIVER LOADING FACILITY
PREP PLANT
WASHINGTON
OHIO
BELMONT
SCHOOLHOUSE PORTAL
VALLEY GROVE
SAINT CLAIRSVILLE
WHEELING
WASHINGTON
WEST VIRGINIA
PENNSYLVANIA
MARSHALL
GREENE
OHIO
MOUNDSVILLE
0
20000
40000
Feet

MAJOR HIGHWAY	
ACTIVE RAILROAD	
GENERAL MINE AREA	

TUNNEL RIDGE, LLC

TUNNEL RIDGE MINE

GENERAL LOCATION MAP

Description

The underground mine is currently in production using longwall and room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2010.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for Tunnel Ridge as of December 31, 2022 was $271.2 million.

History

Valley Camp Coal Company operated mines on the property prior to Tunnel Ridge's operations. In general, all drilling has shown a highly consistent coal seam of mineable thickness and quality for the high-sulfur thermal utility market.

Encumbrances

Our credit facility is secured by, among other things, liens against certain Tunnel Ridge surface properties, coal leases and owned coal.  Documentation of such liens is of record in the Office of the County Commission of Ohio County, West Virginia and the Office of the Recorder of Deeds of Washington County, Pennsylvania.  Please read "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-term Debt" for more information on our credit facility.

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

For operations in Pennsylvania, the Pennsylvania Department of Environmental Protection ("PADEP") is the regulatory authority over mining activities.  Within the PADEP, the Bureau of District Mining Operations is responsible for review and issuance of all permits relative to coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations.

Geology and Reserves

Tunnel Ridge extracts coal underground from the Pittsburgh No.8 seam with depths ranging from 300 to 975 feet across the reserve.  The table below summarizes mineral reserves as of December 31, 2022 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Tunnel Ridge
Proven Mineral Reserves	61.7	7.24	7.97	3.11	13,724	4.54	68.85
Probable Mineral Reserves	58.3	7.25	8.28	3.46	13,659	5.07	68.06
Total Mineral Reserves	120.0	7.24	8.12	3.28	13,692	4.79	68.47

Resources associated with Tunnel Ridge are included in the Coal Mineral Resources table above.

The Tunnel Ridge mine had 53.7 million tons of coal mineral reserves at the end of 2021.  The year over year reconciliation is as follows:

Tunnel Ridge Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2021	53.7
Production	(8.3)
Mineral Acquisition / Deletion (1)	71.0
Mine Plan Adjustment	2.2
Normal Course Adjustments	1.4
Tons as of December 31, 2022	120.0
(1)	See updated TRS for Tunnel Ridge at Exhibit 96.5 to this Annual Report on Form 10-K reflecting the material change to reserves during 2022.

Oil & Gas Reserves

Our mineral interests are primarily located in three basins, which are also our areas of focus for future development.  These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) Basins.  At December 31, 2022, we had approximately 45,157 developed and undeveloped net acres held at a weighted average royalty of 17.0%.  Our net acres standardized to 1/8th royalty equates to approximately 61,400 net royalty acres, including approximately 3,968 net royalty acres owned through our equity interest in AllDale III.

The following table presents our estimated net proved oil & gas reserves, including our share of reserves owned through our equity interest in AllDale III, as of December 31, 2022 based on the reserve report prepared by our internal engineering team. The reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve report are located in the continental United States.

	As of December 31, 2022
	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE) (2)

Estimated proved developed reserves	6,976	37,882	4,388	17,678
Estimated proved undeveloped reserves	1,362	5,155	697	2,918
Total estimated proved reserves (1)	8,338	43,037	5,085	20,596
(1)	Proved reserves of approximately 1,736 MBOE were attributable to noncontrolling interests as of December 31, 2022.
(2)	Natural gas reserve volumes are converted to BOE based on a 6:1 ratio: 6 Mcf of natural gas converts to one BOE.

Estimates of reserves as of December 31, 2022 were prepared using product prices equal to the unweighted arithmetic average of the first-day-of-the-month market price for each month in the period from January through December 2022.  The average realized product prices weighted by production over the remaining lives of the properties are $92.50/Bbl for oil, $5.43/Mcf of natural gas and $35.87 per barrel of NGL.  These prices are adjusted for energy content, associated average differential and transportation deducts by producing area to arrive at the net realized prices by product.  For 2022, NGL prices averaged approximately 41% of the posted oil prices during the course of the year with an additional $2.35/Bbl deducted for transportation costs.

The following table summarizes our changes in proved undeveloped reserves (in MBOE):

Beginning balance, January 1, 2022	2,618
Acquisitions of proved undeveloped reserves	100
Transfers of PUDs to estimated proved developed	(1,159)
Extensions and discoveries	1,359
Revisions of previous estimates	—
Ending balance, December 31, 2022	2,918

As a mineral interest owner we have no transparency into or control over our operators' investments and operational progress to convert PUDs to proved developed producing reserves. We do not incur any capital expenditures or lease operating expenses in connection with the development of our PUDs, which costs are borne entirely by our operators. As a result, during the year ended December 31, 2022, we did not have any expenditures to convert PUDs to proved developed producing reserves.  PUDs that have not been developed within two years of permitting are reviewed and removed from proved reserves as necessary.  As of December 31, 2022, approximately 14.17% of our total proved reserves were classified as PUDs.

Evaluation and Review of Reserves

Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates.

Under SEC rules, proved reserves are those quantities of oil & gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a "high degree of confidence that the quantities will be recovered." All of our proved reserves as of December 31, 2022 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil & gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil & gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods:

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

Our 2022 year-end proved reserves were prepared by our internal engineering team.  Our engineering team works to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Approximately 95% of our total 2022 year end proved reserve estimates were audited by NSAI. Our engineering team met with NSAI periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. Our engineering team provided historical information to NSAI for our properties, such as oil & gas production, well test data, and realized commodity prices. Our engineering team also provided ownership interest information with respect to our properties. Our internal petroleum engineer, primarily responsible for overseeing the petroleum reserves preparation, has over 20 years of engineering and operations experience in the oil & gas sector and a Bachelor of Science in Petroleum Engineering.

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

NSAI, an independent third-party petroleum engineering firm, does not own an interest in any of our properties and is not employed on a contingent basis. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures used to prepare the December 31, 2022 reserve estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, prepared by us. NSAI's audit report with the respect to our proved reserve estimates as of December 31, 2022 is included as an exhibit to this Annual Report on Form 10-K.

NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry-standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Acreage Concentration

Our mineral interests, which include both proved reserves discussed above and unproved reserves, are primarily located in three basins, which are also our areas of focus for future operator development.  These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) Basins.  Below is a chart reflecting our gross, net mineral and net royalty acreage associated with our mineral interests in each of our primary basins as of December 31, 2022.

	Developed Acreage			Undeveloped Acreage
	Gross	Net Mineral	Net Royalty	Gross	Net Mineral	Net Royalty
Basin
Permian Basin	296,336	8,208	10,724	538,434	14,913	20,053
Anadarko Basin	150,007	5,494	7,849	287,130	10,517	15,007
Williston Basin	130,054	2,083	2,724	96,962	1,553	2,044
Other	25,200	918	1,152	40,337	1,470	1,823
Total	601,597	16,703	22,449	962,863	28,453	38,927

Oil & Gas Production Prices and Production Costs

For the year ended December 31, 2022, 43.9% of our production and 66.1% of our oil & gas revenues were related to oil production and sales, respectively.  The following table sets forth information regarding production of oil & gas including our equity investment in AllDale III and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Production:
Oil (MBbls)	1,017	825	948
Natural gas (MMcf)	4,838	3,490	3,635
Natural gas liquids (MBbls)	496	357	337
BOE (MBbls)	2,319	1,764	1,892
Average Realized Prices:
Oil (per Bbl)	$94.73	$66.84	$39.04
Natural gas (per Mcf)	$6.28	$3.85	$1.52
Natural gas liquids (per Bbl)	$38.27	$28.51	$9.08
BOE (MBbls)	$62.82	$44.65	$24.10
Unit cost per BOE:
Production and ad valorem taxes	$5.50	$4.46	$2.64

Productive Wells

As of December 31, 2022, 8,203 gross productive horizontal wells and 5,746 gross productive vertical wells were located on the acreage in which we have a mineral interest.  Of our productive horizontal wells, 1,175 are considered natural gas wells, while the remaining 7,028 primarily produce oil.  Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.  We do not own any material working interests in any wells. Accordingly, we do not own any net wells.

Drilling Results

As a holder of mineral interests, we generally are not provided with information as to whether any wells drilled on the acreage associated with our mineral interests are classified as exploratory or as developmental wells. We are not aware of any dry holes drilled on the acreage associated with our mineral interests during the relevant period.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we are party to litigation matters incidental to the conduct of our business.  It is the opinion of management that the ultimate resolution of our pending litigation matters will not have a material adverse effect on our financial condition, results of operation or liquidity.  However, we cannot assure you that disputes or litigation will not arise or that we will be able to resolve any such future disputes or litigation in a satisfactory manner.  The information under "General Litigation" and "Other" in "Item 8.  Financial Statements and Supplementary Data—Note 23 – Commitments and Contingencies" is incorporated herein by this reference.

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and Kentucky Wage and Hour Act due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  The plaintiffs seek class and collective action certification.  A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.).  Collectively, the plaintiffs of these two lawsuits allege damages ranging from approximately $22.2 million to $143.7 million.  Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.).  The plaintiffs in these cases seek to recover alleged compensatory, liquidated and/or exemplary damages for the alleged underpayment, and costs and fees that potentially may be recoverable under applicable law. We believe the claims made in these lawsuits are without merit and we are defending the litigation vigorously. We do not believe this litigation will have a material adverse effect on our business, financial position, or results of operations.

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

The common units representing limited partners' interests are listed on the NASDAQ Global Select Market under the symbol "ARLP." The common units began trading on August 20, 1999.  There were approximately 37,516 record holders of common units at December 31, 2022.

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

Unit Repurchase Program

On May 31, 2018, ARLP announced that the Board of Directors approved the establishment of a unit repurchase program authorizing ARLP to repurchase up to $100 million of its outstanding limited partner common units.  The unit repurchase program is intended to enhance ARLP's ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units, and repurchases may be commenced or suspended from time to time without prior notice.

During the three months ended December 31, 2022, we did not repurchase and retire any units. Since the inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.  The remaining authorized amount for unit repurchases under this program was $6.5 million at December 31, 2022.

In January 2023, the Board of Directors authorized a $93.5 million increase to the unit repurchase program. As a result, we are authorized to repurchase up to a total of $100.0 million of ARLP's limited partner common units. As of February 24, 2023, we have repurchased and retired 856,629 units at an average unit price of $21.15 for an aggregate purchase price of $18.1 million since we increased the amount authorized under the unit repurchase program.

ITEM 6.[Reserved]

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

Executive Overview

We are a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests located in strategic producing regions across the United States. In addition, we continue to position ourselves as a reliable energy provider for the future as we pursue opportunities that support the advancement of energy and related infrastructure.  We intend to pursue strategic investments that leverage our core competencies and relationships with electric utilities, industrial customers, and federal and state governments. We are currently the second largest coal producer in the eastern United States with seven operating underground mining complexes in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia, as well as a coal-loading terminal in Indiana.  In addition to our mining operations, Alliance Resource Properties owns or leases coal mineral reserves and resources in the Illinois and Appalachia Basins that are (a) leased to our internal mining complexes or (b) near other internal and external coal mining operations.  The oil & gas mineral interests we own are in premier oil & gas producing regions of the United States, primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins. Our investments in energy and infrastructure consist of a variety of businesses such as electric vehicle charging stations and electric motors, in addition to private equity investments in renewable energy, the electrification of our economy or the efficient use of energy.

Our mining operations are located near many of the major eastern utility generating plants and on major coal hauling railroads in the eastern United States.  Our River View and Tunnel Ridge mines and Mt. Vernon transloading facility are located on the Ohio River.  As of December 31, 2022, we had approximately 580.7 million tons of proven and probable coal mineral reserves and 1.17 billion tons of measured, indicated and inferred coal mineral resources in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia.  Substantially, all of our measured, indicated and inferred coal mineral resources and 464.8 million tons of these coal mineral reserves are owned or leased by Alliance Resource Properties, our land holding company.  We believe we control adequate reserves to implement our currently contemplated mining plans. Please see "Item 1. Business—Coal Mining Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of our mines.

We currently own minerals interests in approximately 61,400 net royalty acres which provide us with diversified exposure to industry-leading operators consistent with our general strategy to grow our oil & gas mineral interest business.  We market our mineral interests for lease to operators and generate royalty income from leasing and development of those mineral interests. As of December 31, 2022, we had 20,596 MBOE of proved oil & gas reserves.

On September 9, 2022, we acquired approximately 394 oil & gas net royalty acres in the Delaware Basin from Belvedere. On October 26, 2022, we acquired approximately 3,928 oil & gas net royalty acres in the Midland and Delaware Basins from Jase. See "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions" for more information about the Belvedere and Jase Acquisitions.

On January 27, 2023, we entered into a one-year collaborative agreement with a third party effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware basins.

On February 22, 2023, we acquired approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources, a related-party entity owned by Mr. Craft.

We have invested $66.1 million in the advancement of energy and related infrastructure opportunities including Francis, Infinitum, and NGP ETP IV, and as of December 31, 2022 have a remaining commitment of $20.9 million to

NGP ETP IV. See "Item 8. Financial Statements and Supplementary Data – Note 14 – Investments" for additional information on Francis, Infinitum and NGP ETP IV.

Our results of operations could be impacted by variability in coal sales prices in addition to prices for items that are used in coal production such as steel, electricity and other supplies, unforeseen geologic conditions or mining and processing equipment failures and unexpected maintenance problems, by the availability or reliability of transportation for coal shipments and by other supply chain shortage issues or disruptions.  Moreover, the mining regulatory environment in which we operate has grown increasingly stringent as a result of federal and state legislative and regulatory initiatives.  Additionally, our results of operations could be impacted by our ability to obtain and renew permits necessary for our operations, secure or acquire coal mineral reserves and resources, or find replacement buyers for coal under contracts with comparable terms to existing contracts.  As outlined in "Item 1. Business—Environmental, Health, and Safety Regulations", a variety of measures taken by regulatory agencies in the United States and abroad in response to the perceived threat from climate change attributed to GHG emissions could substantially increase compliance costs for us and our customers and reduce demand for fossil fuels including coal which could materially and adversely impact our results of operations.

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

Our principal expenses related to the production of coal are labor and benefits, equipment, materials and supplies, maintenance, royalties and excise taxes in addition to the capital required to maintain our current levels of production. We employ a totally union-free workforce.  Many of the benefits of our union-free workforce are related to higher productivity and are not necessarily reflected in our direct costs.  In addition, transportation costs, which are mostly borne by our customers, may be substantial and are often the determining factor in a coal consumer's contracting decision. The principal expenses related to our oil & gas minerals interests business are production and ad valorem taxes.  For our coal royalty interests business, the principal expenses are royalty expenses and production and ad valorem taxes.

Our primary business strategy is to create sustainable, capital-efficient growth in available cash to maximize unitholder returns by:

●	expanding our operations by adding and developing mines and coal mineral reserves and resources in existing, adjacent or neighboring properties;
●	extending the lives of our current mining operations through the acquisition and development of coal mineral reserves and resources using our existing infrastructure;
●	continuing to make productivity improvements to remain a low-cost producer in each region in which we operate;
●	strengthening our position with existing and future customers by offering a broad range of coal qualities, transportation alternatives and customized services;
●	developing strategic relationships to take advantage of opportunities within the coal and oil & gas industries and in other industries inside and outside of the Maser Limited Partnership sector;
●	continuing to make investments in oil & gas mineral interests and coal royalty interests in various geographic locations within producing basins in the continental United States; and
●	continuing to identify and make strategic investments in the advancement of energy and related infrastructure opportunities to leverage our core competencies.

As of December 31, 2022, we had four reportable segments: Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties.  We also have an "all other" category referred to as Other, Corporate and Elimination.  Our two Coal Operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either a) leased to our mining complexes or (b) near our coal mining operations but not yet leased.

●	The Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal mining complex, (b) the Warrior mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The segment also includes our Mt. Vernon coal-loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC ("MAC") and other support services, and our non-operating mining complexes.

●	The Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining mining complex.

●	The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity method investment in AllDale III.

●	The Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations. Approximately two-thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, the Matrix Group, our investments in Francis, Infinitum and NGP ETP IV (see "Item 8. Financial Statements and Supplementary Data—Note 14 – Investments"), Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC and Alliance Resource Finance Corporation (both discussed in "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt") and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

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

EBITDA.  We define EBITDA (a non-GAAP financial measure) as net income attributable to ARLP before net interest expense, income taxes and depreciation, depletion and amortization.  EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related Generally Accepted Accounting Principles ("GAAP") financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

Segment Adjusted EBITDA.  We define Segment Adjusted EBITDA (a non-GAAP financial measure) as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expense.  Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

Analysis of Historical Results of Operations

2022 Compared with 2021

Total revenues increased 53.3% to a record $2.41 billion in 2022 compared to $1.57 billion in 2021 primarily due to substantial increases in prices and volumes from coal operations and royalties and oil & gas royalties.  Total operating expenses increased to $1.75 billion in 2022 compared to $1.35 billion in 2021 due primarily to increased coal sales volumes and ongoing inflationary cost pressures.  Higher revenues, partially offset by increased total operating expenses and income tax expense, led to significantly higher net income attributable to ARLP, which rose 224.0% to a record $577.2 million for 2022, or $4.39 per basic and diluted limited partner unit, compared to $178.2 million, or $1.36 per basic and diluted limited partner unit, for 2021.

	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021

	(in thousands)		(per ton/BOE sold)
Coal - Tons sold	35,589	32,268	N/A	N/A
Coal - Tons produced	35,477	32,207	N/A	N/A
Coal - Coal sales	$2,102,229	$1,386,923	$59.07	$42.98
Coal - Segment Adjusted EBITDA Expense (1) (2)	$1,307,236	$975,839	$36.73	$30.24
Oil & Gas Royalties - BOE sold	2,208	1,663	N/A	N/A
Oil & Gas Royalties - Royalties (3)	$138,402	$74,988	$62.70	$45.08
Coal Royalties - Tons sold	21,780	20,247	N/A	N/A
Coal Royalties - Intercompany royalties	$60,624	$51,402	$2.78	$2.54
(1)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to its comparable GAAP financial measure, please see below under "—Reconciliation of GAAP 'Operating Expenses' to non-GAAP 'Segment Adjusted EBITDA Expense.'"
(2)	Coal - Segment Adjusted EBITDA Expense is defined as consolidated Segment Adjusted EBITDA Expense excluding expenses of our Oil & Gas Royalties segment and is adjusted for intercompany transactions with our Coal Royalties segment.
(3)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Coal sales.  Coal sales increased $715.3 million or 51.6% to $2.10 billion for 2022 from $1.39 billion for 2021.  The increase was attributable to a price variance of $572.6 million due to higher average coal sales prices and a volume variance of $142.7 million resulting from increased tons sold.  Coal sales price realizations increased by 37.4% in 2022 to a record $59.07 per ton sold, compared to $42.98 per ton sold during 2021, due to favorable market conditions. Improved coal demand in both the domestic and export markets during 2022 drove coal sales volumes higher by 10.3% to 35.6 million tons sold compared to 32.3 million tons sold in 2021.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 34.0% to $1.31 billion, as a result of higher coal sales volumes and inflationary cost pressures.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 21.5% to $36.73 per ton sold in 2022 compared to $30.24 per ton in 2021, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 14.9% to $10.95 per ton in 2022 from $9.53 per ton in 2021. The increase of $1.42 per ton was primarily due to higher labor costs at several mines.

●	Material and supplies expenses per ton produced increased 34.3% to $14.10 per ton in 2022 from $10.50 per ton in 2021. The increase of $3.60 per ton produced primarily reflects inflationary cost pressures including increases of $1.11 per ton for roof support, $0.47 per ton for ventilation related expenses, $0.47 per ton for power and fuel, $0.39 per ton for contract labor used in the mining process, $0.37 per ton for various preparation plant expenses and $0.26 per ton for environmental and reclamation expenses other than longwall subsidence.

●	Maintenance expenses per ton produced increased 31.4% to $3.64 per ton in 2022 from $2.77 per ton in 2021. The increase of $0.87 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.68 per produced ton sold in 2022 compared to 2021 primarily as a result of higher price realizations, partially offset by a temporary decrease in the federal black lung excise tax, from January 1, 2022 to September 30, 2022, a favorable mix of tons sold mined in states with severance taxes and decreased excise taxes per ton resulting from a greater mix of export shipments.

Oil & gas royalties.  Oil & gas royalty revenues increased to $138.4 million in 2022 compared to $75.0 million for 2021.  The increase of $63.4 million was primarily due to significantly higher sales price realizations per BOE and volumes in 2022.

Other revenues.  Other revenues principally comprised Matrix Design sales, Mt. Vernon transloading revenues and other miscellaneous sales and revenue activities.  Other revenues increased to $52.0 million in 2022 from $38.5 million in 2021.  The increase of $13.5 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary.

Income tax expense.  Income tax expense increased to $54.0 million for 2022 compared to $0.4 million for 2021 as a result of Alliance Minerals' election during 2022 to be treated as a taxable entity for federal and state income tax purposes.  We recognized a one-time non-cash income tax charge of $37.3 million and income tax expense of $17.5 million during 2022 related to Alliance Minerals.  Please read "Item 8. Financial Statements and Supplementary Data—Note 9 – Income Taxes."

Transportation revenues and expenses.  Transportation revenues and expenses were $113.9 million and $69.6 million for 2022 and 2021, respectively.  The increase of $44.3 million was primarily attributable to increased average third-party transportation rates in 2022 and increased coal shipments for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Information.  Our 2022 Segment Adjusted EBITDA increased $471.3 million, or 85.8%, to $1.02 billion from 2021 Segment Adjusted EBITDA of $549.3 million.  Segment Adjusted EBITDA, tons sold, coal sales, other revenues, Segment Adjusted EBITDA Expense, oil & gas royalties, BOE volume, coal royalties and coal royalties tons sold by segment are as follows:

	Year Ended December 31,
	2022	2021	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$420,684	$265,292	$155,392	58.6%
Appalachia Coal Operations	426,402	172,601	253,801	147.0%
Oil & Gas Royalties	131,168	68,774	62,394	90.7%
Coal Royalties	38,809	33,202	5,607	16.9%
Other, Corporate and Elimination (1)	3,495	9,383	(5,888)	(62.8)%
Total Segment Adjusted EBITDA (2)	$1,020,558	$549,252	$471,306	85.8%

Coal - Tons sold
Illinois Basin Coal Operations	24,110	22,264	1,846	8.3%
Appalachia Coal Operations	11,479	10,004	1,475	14.7%
Total tons sold	35,589	32,268	3,321	10.3%

Coal sales
Illinois Basin Coal Operations	$1,219,943	$873,930	$346,013	39.6%
Appalachia Coal Operations	882,286	512,993	369,293	72.0%
Total coal sales	$2,102,229	$1,386,923	$715,306	51.6%

Other revenues
Illinois Basin Coal Operations	$6,822	$4,666	$2,156	46.2%
Appalachia Coal Operations	1,481	3,940	(2,459)	(62.4)%
Oil & Gas Royalties	3,039	2,197	842	38.3%
Coal Royalties	56	69	(13)	(18.8)%
Other, Corporate and Elimination	40,622	27,586	13,036	47.3%
Total other revenues	$52,020	$38,458	$13,562	35.3%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$806,080	$613,303	$192,777	31.4%
Appalachia Coal Operations	464,029	344,332	119,697	34.8%
Oil & Gas Royalties	13,950	9,943	4,007	40.3%
Coal Royalties	21,871	18,269	3,602	19.7%
Other, Corporate and Elimination (1)	(23,497)	(33,198)	9,701	29.2%
Total Segment Adjusted EBITDA Expense (2)	$1,282,433	$952,649	$329,784	34.6%

Oil & Gas Royalties
Volume - BOE (3)	2,208	1,663	545	32.8%
Oil & gas royalties	$138,402	$74,988	$63,414	84.6%

Coal Royalties
Volume - Tons sold (4)	$21,780	20,247	$1,533	7.6%
Intercompany coal royalties	60,624	$51,402	9,222	17.9%
(1)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under "—Reconciliation of GAAP 'net income' to non-GAAP 'Segment Adjusted EBITDA' and reconciliation of GAAP 'Operating Expenses' to non-GAAP 'Segment Adjusted EBITDA Expense.'"

(3)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(4)	Represents tons sold by our Coal Operations Segments associated with coal mineral reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased to $420.7 million in 2022 from $265.3 million in 2021.  The increase of $155.4 million was primarily attributable to higher coal sales, which increased 39.6% to $1.22 billion in 2022 from $873.9 million in 2021, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price per ton, which increased by 28.9% compared to 2021 due to increased domestic prices and significantly higher export prices and increased tons sold, which rose 8.3% in 2022 as a result of increased sales volumes primarily at our Gibson South mine. Segment Adjusted EBITDA Expense increased 31.4% to $806.1 million in 2022 from $613.3 million in 2021 primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $5.88 per ton sold to $33.43 from $27.55 per ton sold in 2021 primarily as a result of inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs, increased sales-related expenses due to higher price realizations, reduced recoveries across the region and lost production due to an unexpected outage caused by a thermal event which lasted approximately four weeks in addition to increased longwall move days at our Hamilton mine during 2022.  There were no injuries and no damages to equipment as a result of the thermal event at Hamilton, and mining operations returned to normal production levels in December 2022.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 147.0% to $426.4 million for 2022 from $172.6 million in 2021.  The increase of $253.8 million was primarily attributable to higher coal sales, which increased 72.0% to $882.3 million in 2022 from $513.0 million in 2021, due to increased prices and volumes.  Coal sales prices increased by 49.9% compared to 2021 primarily due to substantially higher export price realizations and increased domestic pricing in the region.  Coal sales volumes increased 14.7% compared to 2021 as a result of higher sales volumes from our Tunnel Ridge and MC Mining operations.  Segment Adjusted EBITDA Expense increased 34.8% to $464.0 million in 2022 from $344.3 million in 2021 due to increased sales volumes and per ton expenses.  Segment Adjusted EBITDA Expense per ton increased 17.4% to $40.42 compared to $34.42 per ton sold in 2021, as a result of inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs, increased sales-related expenses due to higher price realizations, reduced recoveries at our Mettiki and MC Mining operations and increased longwall move days at our Tunnel Ridge and Mettiki mines during 2022.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to $131.2 million for 2022 from $68.8 million in 2021.  The increase of $62.4 million was primarily due to higher sales price realizations, which increased 39.1% to $62.70 per BOE, and increased volumes in 2022.  Volumes increased by 32.8% to 2.2 million BOE sold in 2022 compared to 1.7 million BOE sold in 2021 as a result of increased drilling and completion activities and additional volumes from oil & gas mineral interest acquisitions completed during 2022.

Coal Royalties – Segment Adjusted EBITDA increased 16.9% to $38.8 million for 2022 from $33.2 million in 2021.  The increase of $5.6 million was a result of increased royalty tons sold and higher average royalty rates per ton.

2021 Compared with 2020

For discussion and analysis of 2021 compared to 2020, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022 and amended on August 26, 2022, and is incorporated by reference herein.

Reconciliation of GAAP "net income" to non-GAAP "Segment Adjusted EBITDA" and reconciliation of GAAP "Operating Expenses" to non-GAAP "Segment Adjusted EBITDA Expense"

Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses.  Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others.  We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net income	$579,148	$178,755
Noncontrolling interest	(1,958)	(598)
Net income attributable to ARLP	$577,190	$178,157
General and administrative	80,334	70,160
Depreciation, depletion and amortization	273,759	261,377
Interest expense, net	35,297	39,141
Income tax expense	53,978	417
Consolidated Segment Adjusted EBITDA	$1,020,558	$549,252

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases and other expense (income).  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Year Ended December 31,
	2022	2021

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$1,286,635	$943,257
Outside coal purchases	151	6,372
Other expense (income)	(4,353)	3,020
Segment Adjusted EBITDA Expense	$1,282,433	$952,649

Ongoing Acquisition Activities

Consistent with our business strategy, from time to time we engage in discussions with potential sellers regarding our possible acquisitions of certain assets and/or companies of the sellers. For more information on acquisitions, please read "Item 8. Financial Statements and Supplementary Data—Note 1 – Organization and Presentation," "—Note 3 – Acquisitions" and "—Note 26 – Subsequent Events" of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments, contractual obligations and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions.  We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, contractual obligations, commitments and distribution payments.  Nevertheless, our ability to satisfy our working capital requirements and additional investments, to satisfy our contractual obligations, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control. Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate being in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected.  Please see "Item 1A. Risk Factors."

Oil & Gas Acquisitions — During 2022, through the Belvedere and Jase Acquisitions, we acquired approximately 4,322 oil & gas net royalty acres in the Permian Basin for an aggregate purchase price of $92.6 million. We funded these acquisitions with cash on hand.

On January 27, 2023, we entered into a one-year collaborative agreement with a third party effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware basins. We plan to fund our commitment with cash on hand or cash generated from operations.

On February 22, 2023, we acquired approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources, a related-party entity owned by Mr. Craft, for $72.3 million, which was funded with cash on hand.

For additional information about acquisitions of oil & gas assets and the collaborative agreement, please see "Business — Oil & Gas Acquisitions."

New Venture Investments — During 2022, we made strategic investments in attractive opportunities that support the advancement of energy and related infrastructure, including investments of $20 million in Francis, $42 million in Infinitum and, as of December 31, 2022, $4.1 million (of a $25 million commitment) in NGP ETP IV. For additional information about our energy and infrastructure investments, please see "Business — New Venture Investments."

Unit Repurchase Program — In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  Since inception through December 31, 2022, we had purchased units for a total of $93.5 million under the program.  During the year ended December 31, 2022, we did not repurchase and retire any units. In January 2023, the Board of Directors authorized a $93.5 million increase to the unit repurchase program. As a result, we are authorized to repurchase up to a total of $100.0 million of ARLP's limited partner common units. Please read "Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities" for more information on the unit repurchase program.

Revolving Credit Facility — On January 13, 2023, Alliance Coal entered into a Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit of up to the full amount of $425 million (the "Revolving Credit Facility"), and for a term loan in an aggregate principal amount of $75 million (the "Term Loan").  The Credit Agreement matures on March 9, 2027, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full.  The Credit Agreement will instead mature on January 30, 2025, if on that date our Senior Notes are still outstanding and Alliance Coal does not have liquidity of at least $200 million.  Interest is payable quarterly, with principal of the Term Loan due in quarterly installments equal to 6.25% of the original principal amount of the Term Loan beginning with the quarter ending June 30, 2023 and the balance payable at maturity.  The Revolving Credit Facility replaces the $459.5 million revolving credit facility ("Replaced Credit Facility"), which included a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings, extended to the Intermediate Partnership under its Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020 that would have expired on March 9, 2024. The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the "Subsidiary Guarantors").  The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. For additional information on the Credit Agreement, please see "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt,"

Mine Development Project — In 2022, we began development of River View's Mine No. 2 and continued in 2023.  We currently anticipate deploying capital of approximately $42.0 million in 2023 and $24.0 million in 2024 to complete the project.  We expect to fund the project with cash from operations or borrowings under our credit facilities.  We anticipate the new mine will enable us to access an additional 109.5 million clean recoverable tons of coal.

Cash Flows

Cash provided by operating activities was $791.8 million for 2022 compared to $425.2 million for 2021.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items, partially offset by unfavorable working capital changes primarily related to trade receivables.

Net cash used in investing activities was $403.3 million for 2022 compared to $142.7 million for 2021.  The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures, purchases of equity securities, payments for the Belvedere and Jase Acquisitions in 2022 and contributions to equity method investments, partially offset by payments for the Boulders Acquisition in 2021. See "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions" for more information on the Boulders, Belvedere and Jase Acquisitions.

Net cash used in financing activities was $214.9 million for 2022 compared to $215.7 million for 2021.  The decrease in cash used in financing activities was primarily attributable to reduced net borrowings and payments on equipment financings, and on the revolving credit and securitization facilities, mostly offset by increased distributions to partners.

Cash Requirements

We currently estimate our 2023 annual cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers' compensation and pneumoconiosis, to be in a range of $757.0 million to $807.0 million.  Management anticipates having sufficient cash flow to meet 2023 cash requirements with our December 31, 2022 cash and cash equivalents of $296.0 million and cash flows from operations, or borrowings under revolving credit and securitization facilities if necessary.  We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $7.05 per ton produced.  For additional information on our future cash requirements other than capital expenditures, please see "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt," "—Note 10 – Leases," "—Note 17 – Employee Benefit Plans," "—Note 20 – Asset Retirement Obligations," "—Note 21 – Accrued Workers' Compensation and Pneumoconiosis Benefits" and "—Note 23 – Commitments and Contingencies."  We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers' compensation and other obligations as follows as of December 31, 2022:

		Workers'
	Reclamation	Compensation
	Obligation	Obligation	Other	Total

	(in millions)
Surety bonds	$174.3	$58.8	$11.3	$244.4
Letters of credit	—	41.0	16.8	57.8

Insurance

Effective December 1, 2022, we renewed our property and casualty insurance program through October 1, 2023. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance. Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex and an additional $25.0 million overall aggregate deductible. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

Debt Obligations

See "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt" for a discussion of our debt obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  We discuss these estimates and judgments with the audit committee of the Board of Directors ("Audit Committee") periodically.  Actual results may differ from these estimates.  We have provided a description of all significant accounting policies in the notes to our consolidated financial statements.  The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Business Combinations and Goodwill

We account for business acquisitions using the purchase method of accounting.  See "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions" for more information on the Belvedere and Jase Acquisitions.  Assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date.  The excess of purchase price over fair value of net assets acquired, if any, is recorded as goodwill.  Given the time it takes to obtain pertinent information to finalize the acquired business' balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates.  Accordingly, it is not uncommon for the initial estimates to be subsequently revised.  The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

For the Belvedere and Jase Acquisitions, we determined a fair value for the acquired mineral interests using an income approach consisting of discounted cash flow models.  The assumptions used in the discounted cash flow models included estimated production, projected cash flows, forward oil & gas prices and risk adjusted discount rates.

The only indefinite-lived intangible that the Partnership currently has is goodwill.  Goodwill is not amortized, but subject to annual reviews for impairment at the reporting unit level.  Goodwill is assessed for impairment more frequently if events or changes in circumstances indicate that it is more likely than not that goodwill is impaired.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.

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

A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, capital expenditures, working capital and commodity sales prices. Assumptions about sales, operating margins, capital expenditures and commodity sales prices are based on our budgets, business plans, economic projections, and anticipated future cash flows. In determining the fair value of our reporting units, we are required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business. The forecast assumptions used in our assessments make certain assumptions about future pricing, volumes and expected maintenance capital expenditures. Assumptions are also made for a "normalized" perpetual growth rate for periods beyond the long range financial forecast period.

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

We estimated the fair value of Hamilton using a discounted cash flow model.  The assumptions used in the discounted cash flow model considered market conditions at the time of the assessment and our estimate of the mine's performance in future years based on the information available to us. The fair value of Hamilton was determined to be below its carrying amount (including goodwill) by more than the recorded balance of goodwill associated with the mine.  Accordingly, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill associated with Hamilton.  This impairment charge reduced our consolidated goodwill balance to $4.4 million.  During the first quarter of 2020, we also performed tests on our goodwill balance associated with MAC using a discounted cash flow model and concluded no impairment was necessary.  There were no impairments of goodwill during 2022 or 2021.

Our estimates of fair value are sensitive to changes in variables, certain of which relate to broader macroeconomic conditions outside our control.  As a result, actual performance in the near and longer-term could be different from these expectations and assumptions.  This could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors, such as over production in coal and low prices of natural gas or elevated energy prices due to geopolitical impacts such as Russia's invasion of Ukraine. In addition, some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital and our credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur. See "Item 8. Financial Statements and Supplementary Data—Note 5 – Goodwill Impairment."

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

Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws.  We generally provide for these claims through self-insurance programs.  Workers' compensation laws also compensate survivors of workers who suffer employment related deaths.  Our liability for traumatic injury claims is the estimated present value of current workers' compensation benefits, based on our actuary estimates.  Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.  See "Item 8. Financial Statements and Supplementary Data—Note 21 – Accrued Workers' Compensation and Pneumoconiosis Benefits" for additional discussion.  We had accrued liabilities for workers' compensation of $49.5 million and $53.4 million for these costs at December 31, 2022 and 2021, respectively.  A one-percentage-point reduction in the discount rate would have increased operating expense by approximately $2.6 million at December 31, 2022.  We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a particular claim year have been met.  Our receivables for traumatic injury claims under this policy as of December 31, 2022 and 2021 are $4.1 million and $5.7 million, respectively.

Coal mining companies are subject to Federal Coal Mine Health and Safety Act of 1969, as amended, and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung.  We provide for these claims through self-insurance programs. Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis benefits obligation.  Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates.  We had accrued liabilities of $104.3 million and $111.3 million for the pneumoconiosis benefits at December 31, 2022 and 2021, respectively.  A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2022 by approximately $3.0 million.  Under the service cost method used to estimate our pneumoconiosis benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

The discount rate for workers' compensation and pneumoconiosis is derived by applying the Financial Times Stock Exchange Pension Discount Curve to the projected liability payout.  Other assumptions, such as claim development patterns, mortality, disability incidence and medical costs, are based on standard actuarial tables adjusted for our actual historical experiences whenever possible.  We review all actuarial assumptions periodically for reasonableness and consistency and update such factors when underlying assumptions, such as discount rates, change or when sustained changes in our historical experiences indicate a shift in our trend assumptions are warranted.

Impairment of Long-Lived Assets

In addition to oil & gas reserves discussed above in the Oil & Gas Reserve Values section, we review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on estimated undiscounted future cash flows.  Long-lived assets and certain intangibles are not reviewed for impairment unless an impairment indicator is noted.  Several examples of impairment indicators include:

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

The above factors are not all inclusive, and management must continually evaluate whether other factors are present that would indicate a long-lived asset may be impaired.  If there is an indication that the carrying amount of an asset may not be recovered, we compare our estimate of undiscounted future cash flows attributable to the asset to the carrying value of the asset.  Individual assets are grouped for impairment review purposes based on the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a by-mine basis.  Assumptions about sales, operating margins, capital expenditures and sales prices are based on our budgets, business plans, economic projections, and anticipated future cash flows. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, the amount of impairment is measured by the difference between the carrying value and the fair value of the asset.  The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows using a risk adjusted discount rate, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations. We recorded an asset impairment of $25.0 million in 2020. See "Item 8. Financial Statements and Supplementary Data—Note 4 – Long-Lived Asset Impairments".

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan.  A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both our underground mines and past surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $149.8 million and $131.1 million for these costs are recorded at December 31, 2022 and 2021, respectively.  See "Item 8. Financial Statements and Supplementary Data—Note 20 – Asset Retirement Obligations" for additional information.  The liability for asset retirement and closing procedures is sensitive to changes in cost estimates, estimated mine lives and timing of post-mine reclamation activities.  As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.

Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets.

On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes approved by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability associated with these assumptions resulted in an increase of $17.4 million for the year ended December 31, 2022. There were no material adjustments to the liability associated with these assumptions for the year ended December 31, 2021.

While the precise amount of these future costs cannot be determined with certainty, we have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates.  Discounting resulted in reducing the accrual for asset retirement obligations by $110.4 million and $98.3 million at December 31, 2022 and 2021.  We estimate that the aggregate undiscounted cost of final mine closure is approximately $260.2 million and $229.4 million at December 31, 2022 and 2021, respectively.  If our assumptions differ from actual experiences, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

Shelf Registration Statement

In February 2022, we filed with the SEC a universal shelf registration statement which allowed us to issue from time to time an indeterminate amount of debt or equity securities ("2022 Registration Statement").  As of February 24, 2023, we had not utilized any amounts available under the 2022 Registration Statement.

Related–Party Transactions

See "Item 8. Financial Statements and Supplementary Data—Note 22 – Related-Party Transactions" for a discussion of our related-party transactions.

Accruals of Other Liabilities

We had accruals for other liabilities, including current obligations, totaling $395.3 million and $318.9 million at December 31, 2022 and 2021, respectively.  These accruals were chiefly comprised of workers' compensation benefits, pneumoconiosis benefits, and costs associated with asset retirement obligations.  These obligations are self-insured except for certain excess insurance coverage for workers' compensation.  The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments.  Thus, from time to time, our results of operations may be significantly affected by changes to these liabilities.  Please see "Item 8. Financial Statements and Supplementary Data—Note 20 – Asset Retirement Obligations" and "—Note 21 – Accrued Workers' Compensation and Pneumoconiosis Benefits."

Inflation

Any future inflationary or deflationary pressures could adversely affect the results of our operations.  For example, during 2022 our results were significantly impacted by price increases affecting many of the components of our operating expenses such as fuel, steel, maintenance expense and labor.  Please see above under "— Analysis of Historical Results of Operations" and "Item 1A. Risk Factors."

New Accounting Standards

See "Item 8. Financial Statements and Supplementary Data—Note 2 – Summary of Significant Accounting Policies" for a discussion of new accounting standards.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have significant long-term sales contracts as evidenced by approximately 85.0% of our sales tonnage being sold under long-term sales contracts in 2022.  Most of the long-term sales contracts are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.  For additional discussion of coal supply agreements, please see "Item 1. Business—Coal Marketing and Sales" and "Item 8. Financial Statements and Supplementary Data—Note 24 – Concentration of Credit Risk and Major Customers."  Our initial 2023 guidance includes 34.7 million priced and committed tons for delivery in 2023.

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

Credit Risk

In 2022, approximately 82.4% of our tons sold were purchased by U.S. electric utilities and 12.5% were sold into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay. Such credit risks from customers may impact the borrowing capacity of our Securitization Facility.  See "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt" for more information on our Securitization Facility.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility, as well as borrowings under the Replaced Credit Facility until it was terminated, are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We did not have any outstanding borrowings on either the Replaced Credit Facility or the Securitization Facility at December 31, 2022.  With respect to our fixed-rate borrowings, we had $400.0 million in borrowings under our Senior Notes and $27.0 million in borrowings under our equipment financings at December 31, 2022.  A one percentage point increase in interest rates would result in a decrease of approximately $9.0 million in the estimated fair value of these borrowings.

The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2022 and 2021.

The carrying amounts and fair values of financial instruments are as follows:

							Fair Value
Expected Maturity Dates							December 31,
as of December 31, 2022	2023	2024	2025	2026	2027	Total	2022
	(dollars in thousands)
Fixed rate debt	$24,970	$2,039	$400,000	$—	$—	$427,009	$424,420
Weighted-average interest rate	7.40%	7.50%	7.50%	—%	—%

							Fair Value
Expected Maturity Dates							December 31,
as of December 31, 2021	2022	2023	2024	2025	2026	Total	2021
	(dollars in thousands)
Fixed rate debt	$16,071	$24,970	$2,039	$400,000	$—	$443,080	$457,758
Weighted-average interest rate	7.31%	7.40%	7.50%	7.50%	—%

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Alliance Resource Management GP, LLC and

Unitholders of Alliance Resource Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and partners’ capital for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2023 expressed an unqualified opinion.

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

Valuation of workers’ compensation and pneumoconiosis benefit obligations

As described further in Note 21 to the financial statements, the Partnership provides income replacement and medical treatment for work-related traumatic injury claims and compensation to survivors of workers who suffer employment-related deaths.  The Partnership is also liable to pay benefits for black lung disease (or pneumoconiosis) to eligible employees and former employees and their dependents.  As of December 31, 2022, the Partnership’s aggregate workers’ compensation and pneumoconiosis benefit obligations were approximately $154 million. We identified valuation of workers’ compensation and pneumoconiosis benefit obligations as a critical audit matter.

The principal considerations for our determination that the valuation of workers’ compensation and pneumoconiosis benefit obligations is a critical audit matter are the high level of estimation uncertainty related to determining the frequency and severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating eligible benefits and the total cost to settle or dispose of these claims. Workers’ compensation and pneumoconiosis benefit obligations are determined using actuarial projection methods and numerous assumptions including claim development patterns, costs, and mortality. The estimates rely on the assumption that historical claim patterns are an accurate representation for future claims.

Our audit procedures related to the valuation of workers’ compensation and pneumoconiosis benefit obligations included the following, among others.

●	We tested the design and operating effectiveness of controls relating to the workers’ compensation and pneumoconiosis benefit obligations process including testing controls over management’s review of actuarial specialists' liability calculations and the completeness and accuracy of the underlying data.
●	We tested management’s process for determining the worker’s compensation and pneumoconiosis benefit obligation accruals, including evaluating the reasonableness of the methods and significant assumptions used in the calculations with the assistance of actuarial specialists.
●	We tested the claims data used in the actuarial calculations by inspecting source documents to test key attributes of the claims data.
●	We compared claim development patterns and cost assumptions used in the actuarial calculations for consistency with historical experience and current trends.
●	We compared the mortality tables used in the actuarial calculations to publicly available information.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2021.

Tulsa, Oklahoma

February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Alliance Resource Management GP, LLC

and the Partners of Alliance Resource Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alliance Resource Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2020, the related consolidated statement of operations, comprehensive income (loss), cash flows and partners’ capital for the year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Tulsa, Oklahoma

February 23, 2021, except for Note 25, as to which the date is February 25, 2022

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

(In thousands, except unit data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,023	$122,403
Trade receivables	238,610	129,531
Other receivables	8,601	680
Inventories, net	77,326	60,302
Advance royalties	7,556	4,958
Prepaid expenses and other assets	26,675	21,354
Total current assets	654,791	339,228
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	3,857,390	3,608,347
Less accumulated depreciation, depletion and amortization	(2,040,468)	(1,909,669)
Total property, plant and equipment, net	1,816,922	1,698,678
OTHER ASSETS:
Advance royalties	67,713	63,524
Equity method investments	49,371	26,325
Equity securities	42,000	—
Operating lease right-of-use assets	14,950	14,158
Other long-term assets	15,726	17,493
Total other assets	189,760	121,500
TOTAL ASSETS	$2,661,473	$2,159,406

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$95,122	$69,586
Accrued taxes other than income taxes	22,967	17,787
Accrued payroll and related expenses	39,623	36,805
Accrued interest	5,000	5,000
Workers' compensation and pneumoconiosis benefits	14,099	12,293
Other current liabilities	53,790	20,035
Current maturities, long-term debt, net	24,970	16,071
Total current liabilities	255,571	177,577
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	397,203	418,942
Pneumoconiosis benefits	100,089	107,560
Accrued pension benefit	12,553	25,590
Workers' compensation	39,551	44,911
Asset retirement obligations	142,254	123,517
Long-term operating lease obligations	12,132	12,366
Deferred income tax liabilities	35,814	391
Other liabilities	24,828	22,483
Total long-term liabilities	764,424	755,760
Total liabilities	1,019,995	933,337

COMMITMENTS AND CONTINGENCIES - (Note 23)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,656,025	1,279,183
Accumulated other comprehensive loss	(41,054)	(64,229)
Total ARLP Partners' Capital	1,614,971	1,214,954
Noncontrolling interest	26,507	11,115
Total Partners' Capital	1,641,478	1,226,069
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,661,473	$2,159,406

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2022	2021	2020
SALES AND OPERATING REVENUES:
Coal sales	$2,102,229	$1,386,923	$1,232,272
Oil & gas royalties	138,402	74,988	42,912
Transportation revenues	113,860	69,607	21,129
Other revenues	52,020	38,458	31,816
Total revenues	2,406,511	1,569,976	1,328,129

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,286,635	943,257	859,656
Transportation expenses	113,860	69,607	21,129
Outside coal purchases	151	6,372	—
General and administrative	80,334	70,160	59,806
Depreciation, depletion and amortization	273,759	261,377	313,387
Settlement gain	(6,664)	—	—
Asset impairments	—	—	24,977
Goodwill impairment	—	—	132,026
Total operating expenses	1,748,075	1,350,773	1,410,981

INCOME (LOSS) FROM OPERATIONS	658,436	219,203	(82,852)

Interest expense (net of interest capitalized of $922, $396 and $1,325, respectively)	(37,332)	(39,229)	(45,613)
Interest income	2,035	88	135
Equity method investment income	5,634	2,130	907
Other income (expense)	4,353	(3,020)	(1,593)
INCOME (LOSS) BEFORE INCOME TAXES	633,126	179,172	(129,016)

INCOME TAX EXPENSE	53,978	417	35

NET INCOME (LOSS)	579,148	178,755	(129,051)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,958)	(598)	(169)

NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$577,190	$178,157	$(129,220)

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$4.39	$1.36	$(1.02)

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	127,195,219	127,164,659

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands)

	Year Ended December 31,
	2022	2021	2020

NET INCOME (LOSS)	$579,148	$178,755	$(129,051)

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	186	186	186
Net actuarial gain (loss)	10,148	14,921	(5,522)
Amortization of net actuarial loss (1)	1,963	4,327	4,128
Total defined benefit pension plan adjustments	12,297	19,434	(1,208)

Pneumoconiosis benefits
Net actuarial gain (loss)	9,840	(161)	(7,787)
Amortization of net actuarial loss (gain) (1)	1,038	4,172	(686)
Total pneumoconiosis benefits adjustments	10,878	4,011	(8,473)

OTHER COMPREHENSIVE INCOME (LOSS)	23,175	23,445	(9,681)

COMPREHENSIVE INCOME (LOSS)	602,323	202,200	(138,732)

Less: Comprehensive income attributable to noncontrolling interest	(1,958)	(598)	(169)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ARLP	$600,365	$201,602	$(138,901)
(1)	Amortization of prior service cost and actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 17 and 21 for additional details).

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands)

	Year Ended December 31,
	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$579,148	$178,755	$(129,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	273,759	261,377	313,387
Non-cash compensation expense	11,029	5,709	3,345
Equity investment income	(5,634)	(2,130)	(907)
Distributions from equity method investments	5,634	2,130	907
Net gain on sale of property, plant and equipment	(3,665)	(6,592)	(5,850)
Asset impairment	—	—	24,977
Goodwill impairment	—	—	132,026
Change in deferred income tax	34,775	349	112
Other	5,677	3,970	13,909
Changes in operating assets and liabilities:
Trade receivables	(107,510)	(24,952)	56,172
Other receivables	(7,921)	3,109	(3,225)
Inventories, net	(20,138)	(4,673)	30,522
Prepaid expenses and other assets	(9,179)	211	(2,514)
Advance royalties	(6,787)	(7,523)	(7,690)
Accounts payable	14,580	19,481	(24,282)
Accrued taxes other than income taxes	5,180	(7,267)	9,286
Accrued payroll and related benefits	2,818	8,281	(8,051)
Pneumoconiosis benefits	3,849	6,832	2,340
Workers' compensation	(3,996)	(1,292)	1,355
Other	20,193	(10,573)	(6,123)
Total net adjustments	212,664	246,447	529,696
Net cash provided by operating activities	791,812	425,202	400,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(286,394)	(122,984)	(121,101)
Change in accounts payable and accrued liabilities	35,956	2,594	(8,773)
Proceeds from sale of property, plant and equipment	7,468	7,719	3,762
Contributions to equity method investments	(24,087)	—	—
Purchase of equity securities	(42,000)	—	—
Payments for acquisitions of businesses	(92,618)	—	—
Oil & gas reserve acquisition	—	(30,960)	—
Other	(1,663)	943	988
Net cash used in investing activities	(403,338)	(142,688)	(125,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	27,500	35,000	46,100
Payments under securitization facility	(27,500)	(90,900)	(64,000)
Proceeds from equipment financings	—	—	14,705
Payments on equipment financings	(16,071)	(17,299)	(14,805)
Borrowings under revolving credit facilities	—	15,000	70,000
Payments under revolving credit facilities	—	(102,500)	(237,500)
Borrowings from line of credit	—	5,340	—
Payment on line of credit	—	(5,340)	—
Payments on finance lease obligations	(840)	(766)	(8,368)
Cash settlement of grants under deferred compensation plan	—	—	(2,490)
Distributions paid to Partners	(196,347)	(52,158)	(51,753)
Other	(1,596)	(2,062)	(8,318)
Net cash used in financing activities	(214,854)	(215,685)	(256,429)
NET CHANGE IN CASH AND CASH EQUIVALENTS	173,620	66,829	19,092
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	122,403	55,574	36,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$296,023	$122,403	$55,574

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands, except unit data)

	Number of		Accumulated
	Limited		Other
	Partner	Limited Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital
Balance at January 1, 2020	126,915,597	$1,331,482	$(77,993)	$11,935	$1,265,424
Comprehensive income (loss):
Net income (loss)	—	(129,220)	—	169	(129,051)
Actuarially determined long-term liability adjustments	—	—	(9,681)	—	(9,681)
Total comprehensive loss					(138,732)
Settlement of deferred compensation plans	279,622	(3,800)	—	—	(3,800)
Common unit-based compensation	—	3,345	—	—	3,345
Distributions on deferred common unit-based compensation	—	(986)	—	—	(986)
Distributions from consolidated company to noncontrolling interest	—	—	—	(728)	(728)
Distributions to Partners	—	(50,767)	—	—	(50,767)
Other	—	(1,489)	—	—	(1,489)
Balance at December 31, 2020	127,195,219	1,148,565	(87,674)	11,376	1,072,267
Comprehensive income:
Net income	—	178,157	—	598	178,755
Actuarially determined long-term liability adjustments	—	—	23,445	—	23,445
Total comprehensive income					202,200
Settlement of deferred compensation plans	—	(1,090)	—	—	(1,090)
Common unit-based compensation	—	5,709	—	—	5,709
Distributions on deferred common unit-based compensation	—	(1,280)	—	—	(1,280)
Distributions from consolidated company to noncontrolling interest	—	—	—	(859)	(859)
Distributions to Partners	—	(50,878)	—	—	(50,878)
Balance at December 31, 2021	127,195,219	1,279,183	(64,229)	11,115	1,226,069
Comprehensive income:
Net income	—	577,190	—	1,958	579,148
Actuarially determined long-term liability adjustments	—	—	23,175	—	23,175
Total comprehensive income					602,323
Common unit-based compensation	—	11,029	—	—	11,029
Distributions on deferred common unit-based compensation	—	(5,553)	—	—	(5,553)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,596)	(1,596)
Profits interest adjustment for noncontrolling interest	—	(15,030)	—	15,030	—
Distributions to Partners	—	(190,794)	—	—	(190,794)
Balance at December 31, 2022	127,195,219	$1,656,025	$(41,054)	$26,507	$1,641,478

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

1.ORGANIZATION AND PRESENTATION

Significant Relationships Referenced in Notes to Consolidated Financial Statements

●	References to "we," "us," "our" or "ARLP Partnership" mean the business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries.
●	References to "ARLP" mean Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis.
●	References to "MGP" mean Alliance Resource Management GP, LLC, ARLP's general partner.
●	References to "Mr. Craft" mean Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP.
●	References to "Intermediate Partnership" mean Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
●	References to "Alliance Coal" mean Alliance Coal, LLC, an indirect wholly owned subsidiary.
●	References to "Alliance Minerals" mean Alliance Minerals, LLC, an indirect wholly owned subsidiary.
●	References to "Alliance Resource Properties" mean Alliance Resource Properties, LLC, an indirect wholly owned subsidiary.

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

Oil & Gas Acquisitions

Boulders

On October 13, 2021, we acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders Royalty Corp. ("Boulders") for a purchase price of $31.0 million (the "Boulders Acquisition").

Belvedere

On September 9, 2022, we acquired approximately 394 oil & gas net royalty acres in the Delaware Basin from Belvedere Operating, LLC ("Belvedere") for a purchase price of $11.4 million (the "Belvedere Acquisition").

Jase

On October 26, 2022, we acquired approximately 3,928 oil & gas net royalty acres in the Midland and Delaware Basins from Jase Minerals, LP ("Jase") for a purchase price of $81.2 million (the "Jase Acquisition").

The Boulders, Belvedere and Jase Acquisitions enhanced our ownership position in the Permian Basin and furthered our business strategy to grow our Oil & Gas Royalties segment through accretive acquisitions.  See Note 3 – Acquisitions for more information. We now hold approximately 61,400 net royalty acres in premier oil & gas resource plays including previous acquisitions and our investment in AllDale Minerals III, LP ("AllDale III").

Change in Tax Status

On March 15, 2022, Alliance Minerals changed its federal income tax status from a pass-through entity to a taxable entity via a "check the box" election (the "Tax Election"), which became effective January 1, 2022. This election for Alliance Minerals is anticipated to reduce the total income tax burden on our oil & gas royalties, as Alliance Minerals will pay entity-level taxes at corporate tax rates which are anticipated to be favorable to our unitholders. For more information on the Tax Election please see Note 9 – Income Taxes.

New Venture Investments

Francis

On April 5, 2022, we made a $20 million convertible note investment in Francis Renewable Energy, LLC ("Francis"). Francis currently is active in the installation, management and operation of metered-for-fee, public-access electric vehicle ("EV") charging stations. Francis also develops and constructs EV charging stations for third-party customers.  Our investment in Francis furthers our business strategy to develop strategic relationships and invest in attractive opportunities.  For more information on this investment, please see Note 13 – Variable Interest Entities.

Infinitum

On April 29, 2022, we purchased $32.6 million of Series D Preferred Stock in Infinitum Electric, Inc. ("Infinitum"), a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators which have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors.  On November 2, 2022, we purchased an additional $9.4 million of Series D Preferred Stock in Infinitum.  The preferred stock provides for non-cumulative dividends when and if declared by Infinitum's board of directors.  Each share is convertible, at any time, at our option, into shares of common stock of Infinitum.  Our investment in Infinitum furthers our business strategy to develop strategic relationships and invest in attractive opportunities.  For more information on this investment, please see Note 14 – Investments.

NGP ETP IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ETP IV, L.P. ("NGP ETP IV"), a private equity fund sponsored by NGP Energy Capital Management, LLC ("NGP").   NGP ETP IV focuses on investments that are part of the global transition toward a lower carbon economy by partnering with top-tier management teams and investing growth equity in companies that drive or enable the growth of renewable energy, the electrification of our economy or the efficient use of energy. For more information on this investment, please see Note 13 – Variable Interest Entities.

Presentation

The consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of December 31, 2022 and 2021, and results of our operations, comprehensive income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2022.  All of our intercompany transactions and accounts have been eliminated.  Certain immaterial amounts in the prior year have been reclassified to conform to the current year presentation.

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

To determine a VIE's primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE's economic performance and determine whether it, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. See Note 13 – Variable Interest Entities for further information.

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

Fair Value Measurements—We apply fair value measurements to certain assets and liabilities.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  Fair value is based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations.  Fair value measurements assume that the transaction occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid).  Valuation techniques used in our fair value measurements are based on observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions.

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

Cash Management—The cash flows from operating activities section of our consolidated statements of cash flows reflects immaterial adjustments representing book overdrafts.  We did not have material book overdrafts at December 31, 2022, 2021 and 2020.

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

Goodwill—Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment periodically. We evaluate goodwill for impairment annually or more often if events or circumstances indicate that goodwill might be impaired. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. A reporting unit is an operating segment or a component that is one level below an operating segment. During 2020, we recognized an impairment charge of $132.0 million consisting of the total carrying amount of goodwill allocated to our Hamilton County Coal, LLC ("Hamilton") reporting unit.  See Note 5 – Goodwill Impairment for more information.  There were no impairments of goodwill during 2022 or 2021.

Property, Plant and Equipment—Expenditures which extend the useful lives of existing plant and equipment assets are capitalized.  Interest costs associated with major asset additions are capitalized during the construction period.  Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred.  Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Land, machinery and equipment under finance lease agreements are capitalized and amortized over the useful lives of the assets given that in each case, ownership transfers at the end of the lease term.  Preparation plants, processing facilities and mineral rights, assuming current production estimates, are depreciated or depleted using the units-of-production method over a range from 1 to 26 years.  Mining equipment and other plant and equipment assets are depreciated principally using the straight-line method over the estimated useful lives of the assets, ranging from 1 to 26 years, limited by the remaining estimated life of each mine.  Depreciable lives for buildings, office equipment and improvements range from 1 to 26 years. Gains or losses arising from retirements are included in operating expenses.  Depletion of coal mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage, which equals estimated proven and probable coal mineral reserves. Therefore, our coal mineral rights are depleted based on only proven and probable coal mineral reserves. See Oil & Gas Reserve Quantities and Carrying Amounts below for a discussion of our accounting policies for oil & gas properties.

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

Leases—We lease buildings and equipment under operating lease agreements that provide for the payment of minimum rentals.  We also have noncancelable lease agreements with third parties for land and equipment under finance lease obligations.  Some of our arrangements within these agreements have both lease and non-lease components, which are generally accounted for separately.  We have elected a practical expedient to account for lease and non-lease components as a single lease component for leases of buildings and office equipment.  Our leases have approximate lease terms of 1 to 26 years, some of which include automatic renewals up to ten years, which are likely to be exercised and some of which include options to terminate the lease within one year.  We also hold numerous mineral reserve leases with both related parties as well as third parties, none of which are accounted for as an operating lease or as a finance lease.

We review each agreement to determine if an arrangement within the agreement contains a lease at the inception of an arrangement.  Once an arrangement is determined to contain an operating or finance lease with a term greater than 12 months, we recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term based on the present value of lease payments over the lease term. The lease term includes all noncancelable periods defined in the lease as well as periods covered by options to extend the lease that we are reasonably certain to exercise.  As an implicit borrowing rate cannot be determined under most of our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

Long-Lived Asset Impairment—We review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on estimated undiscounted future cash flows.  To the extent the carrying amount is not recoverable, the amount of impairment is measured by the difference between the carrying value and the fair value of the asset (See Note 4 – Long-Lived Asset Impairments).

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

Intangibles—Intangibles subject to amortization include customer contracts acquired from other parties and mining permits.  Intangibles other than customer contracts are amortized on a straight-line basis over their useful life.  Intangibles for customer contracts are amortized on a per unit basis over the terms of the contracts.  Amortization expense attributable to intangibles was $1.2 million, $3.8 million and $4.9 million for the years ending December 31, 2022, 2021 and 2020, respectively.  Our intangibles are included in Prepaid expenses and other assets and Other long-term assets on our consolidated balance sheets at December 31, 2022 and 2021.  Our intangibles are summarized as follows:

	December 31, 2022			December 31, 2021
		Accumulated	Intangibles,		Accumulated	Intangibles,
	Original Cost	Amortization	Net	Original Cost	Amortization	Net

	(in thousands)
Customer contracts and other	10,623	(10,623)	—	10,623	(9,504)	1,119
Mining permits	1,500	(472)	1,028	1,500	(418)	1,082
Total	$12,123	$(11,095)	$1,028	$12,123	$(9,922)	$2,201

Amortization expense attributable to intangible assets is estimated as follows:

Year Ended December 31,	(in thousands)
2023	$54
2024	54
2025	54
2026	54
2027	54
Thereafter	758

Investments—Our investments and ownership interests in equity securities without readily determinable fair values in entities in which we do not have a controlling financial interest or significant influence are accounted for using a measurement alternative other than fair value which is historical cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same entity.  Distributions received on those investments are recorded as income unless those distributions are considered a return on investment, in which case the historical cost is reduced.  We account for our ownership interests in Infinitum as equity securities without readily determinable fair values.  See Note 14 – Investments for further discussion of this investment.

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

In the event our ownership requires a disproportionate sharing of income or loss, we use the hypothetical liquidation at book value ("HLBV") method to determine the appropriate allocation of income or loss.  Under the HLBV method, income or loss of the investee is allocated based on hypothetical amounts that each investor would be entitled to receive if the net assets held were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period.

We hold equity method investments in AllDale III, Francis and NGP ETP IV.  See Note 13 – Variable Interest Entities and Note 14 – Investments for further discussion of our equity method investments.

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

	December 31,
	2022	2021

	(in thousands)

Advance royalties, affiliates (see Note 22 – Related-Party Transactions)	$60,608	$55,613
Advance royalties, third-parties	14,661	12,869
Total advance royalties	$75,269	$68,482

Asset Retirement Obligations—Our coal mining operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations require, among other things, restoration of property in accordance with specified standards and an approved reclamation plan.  We record a liability for the fair value of the estimated cost of future mine asset retirement and closing procedures, escalated for inflation then discounted, on a present value basis in the period incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both our underground mines and past surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure.  Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time.  Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in anticipated timing of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.  Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and are typically renewed on an annual basis.  See Note 20 – Asset Retirement Obligations for more information.

Pension Benefits—The funded status of our pension benefit plan is recognized separately in our consolidated balance sheets as either an asset or liability. The funded status is the difference between the fair value of plan assets and the plan's benefit obligation. Pension obligations and net periodic benefit costs are actuarially determined and impacted by various assumptions and estimates including expected return on assets, discount rates, mortality assumptions, employee turnover rates and retirement dates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liability as necessary (See Note 17 – Employee Benefit Plans).

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

Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis obligation.  Our actuarial calculations are based on numerous assumptions including claim development patterns, medical costs and mortality.  Actuarial gains or losses are amortized over the remaining service period of active miners.  See Note 21 – Accrued Workers' Compensation and Pneumoconiosis Benefits for more information on Workers' Compensation and Pneumoconiosis Benefits.

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

Oil & Gas Revenue Recognition—Oil & gas royalty revenues are recognized at the point in time when control of the product is transferred to the purchaser by the lessee and collectability of the sales price is reasonably assured. Oil & gas are priced on the delivery date based on prevailing market prices with certain adjustments related to oil quality and physical location. The royalty we receive is tied to a market index, with certain adjustments based on, among other factors, whether a well connects to a gathering or transmission line, quality and heat content of the product, and prevailing supply and demand conditions.

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

Common Unit-Based Compensation—We have the Long-Term Incentive Plan ("LTIP") for certain employees and officers of MGP and its affiliates who perform services for us.  As part of the LTIP, unit awards of non-vested "phantom" or notional units, also referred to as "restricted units", may be granted which upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units.  Certain awards may also contain a minimum-value guarantee payable in ARLP common units or cash that would be paid regardless of whether or not the awards vest, as long as service requirements are met.  Annual grant levels, vesting provisions and minimum-value guarantees of restricted units for designated participants are recommended by Mr. Craft, subject to review and approval of the compensation committee of our general partner ("Compensation Committee").  Vesting of all restricted units outstanding is subject to the satisfaction of certain financial tests.  If it is not probable the financial tests for a particular grant of restricted units will be met, any previously expensed amounts for that grant are reversed and no future expense will be recognized for that grant.  Assuming the financial tests are met, grants of restricted units issued to LTIP participants are generally expected to cliff vest on January 1st of the third year following issuance of the grants.  We expect to settle restricted unit grants by delivery of newly-issued ARLP common units, except for the portion of the grants that will satisfy employee tax withholding obligations of LTIP participants.  We account for forfeitures of non-vested LTIP restricted unit grants as they occur.  As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the LTIP restricted unit awards, all non-vested restricted units include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with value equal to the cash distributions we make to unitholders during the vesting period. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously paid DER amounts for that grant are reversed from Partners' Capital and recorded as compensation expense and any future DERs, for that grant, if any, will be recognized as compensation expense when paid.

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

The fair value of restricted common unit grants under the LTIP, SERP and the Directors' Deferred Compensation Plan are determined on the grant date of the award and recognized as compensation expense on a pro rata basis for LTIP and SERP awards, as appropriate, over the requisite service period. Compensation expense is fully recognized on the grant date for quarterly distributions credited to SERP accounts and Directors' Deferred Compensation Plan awards. The corresponding liability is classified as equity and included in limited partners' capital in the consolidated financial statements (See Note 18 – Common Unit-Based Compensation Plans).

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

New Accounting Standards Issued and Adopted—In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10").  ASU 2021-10 increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements.  ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted.  The adoption of ASU 2021-10 did not have a material impact on our consolidated financial statements.

3.ACQUISITIONS

Boulders

On October 13, 2021, we acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders for a purchase price of $31.0 million, which was funded with cash on hand. This acquisition gives us increased exposure to a prolific area of the Delaware Basin and is within close proximity to reserves acquired in previous acquisitions.  The acreage acquired in the Boulders Acquisition was mostly undeveloped.  Because more than 90% of the mineral interests acquired in the acquisition represent undeveloped properties, including proved undeveloped, we have determined that the Boulders Acquisition should be accounted for as an asset acquisition. We have allocated the purchase price to the acquired reserves as follows:

(in thousands)

Mineral interests in proved properties	$12,542
Mineral interests in unproved properties	18,418
$30,960

Belvedere

On September 9, 2022 (the "Belvedere Acquisition Date"), we acquired approximately 394 oil & gas net royalty acres in the Delaware Basin from Belvedere for a cash purchase price of $11.4 million, which was funded with cash on hand. This acquisition gives us additional exposure to a productive area of the Delaware Basin and is within close proximity to reserves that we currently own.  Because the mineral interests acquired in the Belvedere Acquisition include royalty interests in both developed properties and undeveloped properties, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Belvedere Acquisition Date on our consolidated balance sheet.

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

The amounts of revenue and earnings from the mineral interests acquired in the Belvedere Acquisition included in our consolidated statements of operations since the Belvedere Acquisition Date are as follows:

Year Ended
December 31,
2022

(in thousands)

Revenue	$722
Net income	488

The following represents our supplemental pro forma consolidated revenues and net income for the years ended December 31, 2022 and 2021 as if the mineral interests acquired in the Belvedere Acquisition had been included in our consolidated results since January 1, 2021.  These amounts have been calculated after applying our accounting policies.

	Year Ended
	December 31,
	2022	2021

	(in thousands)
	(unaudited)
Revenues	$2,407,368	$1,571,119
Net income	579,906	179,747

Jase

On October 26, 2022 (the "Jase Acquisition Date"), we acquired approximately 3,928 oil & gas net royalty acres in the Midland and Delaware Basins from Jase for a cash purchase price of $81.2 million which was funded with cash on hand.  This acquisition further enhanced our ownership position in the Permian Basin.  Because the mineral interests acquired in the Jase Acquisition include royalty interests in both developed properties and undeveloped properties, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Jase Acquisition Date on our consolidated balance sheet.

The following table summarizes the fair value allocation of assets acquired as of the Jase Acquisition Date:

(in thousands)

Mineral interests in proved properties	$35,918
Mineral interests in unproved properties	43,740
Receivables	1,569
Net assets acquired	$81,227

The fair value of the mineral interests was determined using an income approach consisting of a discounted cash flow model.  The assumptions used in the discounted cash flow model included estimated production, projected cash flows, forward oil & gas prices and risk adjusted discount rates.  The fair value of the receivables was determined using estimated production during the period between the Jase Acquisition Date and the effective date of the agreement and observable sales prices during the period.  Certain assumptions used are not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.

The amounts of revenue and earnings from the mineral interests acquired in the Jase Acquisition included in our consolidated statements of operations since the Jase Acquisition Date are as follows:

Year Ended
December 31,
2022

(in thousands)

Revenue	$1,689
Net income	854

The following represents our supplemental pro forma consolidated revenues and net income for the years ended December 31, 2022 and 2021 as if the mineral interests acquired in the Jase Acquisition had been included in our consolidated results since January 1, 2021.  These amounts have been calculated after applying our accounting policies.

	Year Ended
	December 31,
	2022	2021

	(in thousands)
	(unaudited)
Revenues	$2,417,278	$1,579,660
Net income	587,749	186,151

4.	LONG-LIVED ASSET IMPAIRMENTS

During the year ended December 31, 2020, we recorded $23.5 million of non-cash asset impairment charges in our Illinois Basin Coal Operations segment due to sealing our idled Gibson North mine, resulting in its permanent closure, and a decrease in the fair value of certain mining equipment at our idled operations and greenfield coal mineral resources as a result of weakened coal market conditions including the impact of the COVID-19 pandemic. During the same period, we also recorded an asset impairment charge of $1.5 million in our Coal Royalties segment due to a decrease in the fair value of greenfield coal mineral resources held by Alliance Resource Properties near our coal mining operations in the Illinois Basin. See Note 25 – Segment Information for more information about our segments.

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

5.GOODWILL IMPAIRMENT

During the first quarter of 2020, we considered whether an interim test of our consolidated goodwill of $136.4 million was necessary.  Our consolidated goodwill included $132.0 million recorded in our Illinois Basin Coal Operations segment in conjunction with our acquisition of the Hamilton mine on July 31, 2015.  We assessed certain events and changes in circumstances, including (a) adverse industry and market developments, including the impact of the COVID-19 pandemic, (b) our response to these developments, including temporarily ceasing production at several mines, including our Hamilton mine and (c) our actual performance during the quarter.  After consideration of these events and changes in circumstances, we performed an interim test of the goodwill associated with Hamilton comparing Hamilton's carrying amount to its fair value.

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

6.	INVENTORIES

Inventories consist of the following:

	December 31,
	2022	2021

	(in thousands)

Coal	$23,553	$24,845
Supplies (net of reserve for obsolescence of $6,601 and $5,554, respectively)	53,773	35,457
Total inventories, net	$77,326	$60,302

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for inventories.

7.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2022	2021

	(in thousands)

Mining equipment and processing facilities	$1,927,603	$1,896,470
Land and coal mineral rights	499,950	458,440
Oil & gas mineral interests	740,635	647,864
Buildings, office equipment, improvements and other miscellaneous equipment	300,436	282,902
Construction, mine development and other projects in progress	99,042	44,217
Mine development costs	289,724	278,454
Property, plant and equipment, at cost	3,857,390	3,608,347
Less accumulated depreciation, depletion and amortization	(2,040,468)	(1,909,669)
Total property, plant and equipment, net	$1,816,922	$1,698,678

Depreciation, depletion and amortization expense related to property, plant and equipment was $270.9 million, $256.9 million and $297.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022 and 2021, land and coal mineral rights above include $29.9 million and $37.4 million, respectively, of carrying value associated with coal mineral reserves and resources attributable to properties where we or a third party to which we lease coal mineral reserves and resources are not currently engaged in mining operations or leasing to third parties, and therefore, the coal mineral reserves are not currently being depleted.  We believe that the carrying value of these coal mineral reserves will be recovered.

At December 31, 2022 and 2021, our oil & gas mineral interests noted in the table above includes the carrying value of our unproved oil & gas mineral interests totaling $383.6 million and $355.1 million, respectively. As discussed in Note 2 – Summary of Significant Accounting Policies, we generally do not record depletion expense for our unproved oil & gas mineral interests; however, we do review for impairment as needed throughout the year.

During 2022, we incurred $11.3 million in mine development costs, primarily related to Hamilton and River View Coal, LLC ("River View") mine. During 2021, we did not incur material mine development costs. All past capitalized mine development costs are associated with other mines that shifted to the production phase in past years and we are amortizing these costs accordingly.  We believe that the carrying value of the past development costs will be recovered.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for property, plant and equipment.

8.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	December 31,		December 31,
	2022	2021	2022	2021

	(in thousands)
Replaced credit facility	$—	$—	$(2,702)	$(5,019)
Senior notes	400,000	400,000	(2,134)	(3,048)
Securitization facility	—	—	—	—
May 2019 equipment financing	—	1,503	—	—
November 2019 equipment financing	21,072	31,972	—	—
June 2020 equipment financing	5,937	9,605	—	—
	427,009	443,080	(4,836)	(8,067)
Less current maturities	(24,970)	(16,071)	—	—
Total long-term debt	$402,039	$427,009	$(4,836)	$(8,067)

Credit Facility.  On January 13, 2023, Alliance Coal entered into a Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit of up to the full amount of $425 million (the "Revolving Credit Facility"), and for a term loan in an aggregate principal amount of $75 million (the "Term Loan").  The Credit Agreement matures on March 9, 2027, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full.  The Credit Agreement will instead mature on January 30, 2025, if on that date our Senior Notes, as discussed below, are still outstanding and Alliance Coal does not have liquidity of at least $200 million.  Interest is payable quarterly, with principal of the Term Loan due in quarterly installments equal to 6.25% of the original principal amount of the Term Loan beginning with the quarter ending June 30, 2023 and the balance payable at maturity.  The Credit Facility replaces the $459.5 million revolving credit facility ("Replaced Credit Facility"), which included a sublimit of $125 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings, extended to the Intermediate Partnership under its Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020 that would have expired on March 9, 2024.

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the "Subsidiary Guarantors").  The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal.  Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted term rate plus the applicable margin or (ii) the base rate plus the applicable margin.  The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent's prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points.  The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio.  Borrowings under the Replaced Credit Facility bore interest, at our option, at either (i) the base rate at the greater of three benchmarks or (ii) a Eurodollar Rate, plus margins.  The Eurodollar Rate, with applicable margin, under the Replaced Credit Facility was 6.74% as of December 31, 2022.  At December 31, 2022, we had $41.1 million of letters of credit outstanding with $418.4 million available for borrowing under the Replaced Credit Facility. We incurred an annual commitment fee of 0.35% on the undrawn portion of the Replaced Credit Facility.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates.  In each case, these restrictions are subject to various exceptions. In addition, the restrictions apply to the payment of cash distributions if such payment would result in a certain fixed charge coverage ratio (as determined in the Credit Agreement) or in Alliance Coal having liquidity of less than $200 million.  The Credit Agreement requires us to maintain (a) debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters.  The Replaced Credit Facility was subject to similar restrictions on the Intermediate Partnership. The Replaced Credit Facility required the Intermediate Partnership to maintain (a) a debt to cash flow ratio of not more than 2.5 to 1.0, (b) a cash flow to interest expense ratio of not less than 3.0 to 1.0 and (c) a first lien debt to cash flow ratio of not more than 1.5 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt to cash flow ratio, cash flow to interest expense ratio and first lien debt to cash flow ratio were 0.52 to 1.0, 21.76 to 1.0 and 0.03 to 1.0, respectively, for the trailing twelve months ended December 31, 2022.  We remained in compliance with the covenants of the Replaced Credit Facility as of December 31, 2022 and anticipate remaining in compliance with the covenants of the new Credit Agreement.  We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

Net restricted assets, as defined by the Securities and Exchange Commission, refers to the amount of our consolidated subsidiaries' net assets for which the ability to transfer funds to ARLP in the form of cash dividends, loans, advances, or transfers is restricted.  As a result of the restrictions contained in the Replaced Credit Facility and its associated compliance ratios, the amount of our net restricted assets at December 31, 2022 was $537.3 million.

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

Accounts Receivable Securitization.  Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $60.0 million accounts receivable securitization facility ("Securitization Facility").  Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $60.0 million secured by the trade receivables.  After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding.  The Securitization Facility bears interest based on a short-term bank yield index.  On December 31, 2022, we had $11.7 million of letters of credit outstanding with $48.3 million available for borrowing under the Securitization Facility.  The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.  In January 2023, we extended the term of the Securitization Facility to January 2024.  The Securitization Facility was previously scheduled to mature in January 2023.  At December 31, 2022, we did not have any outstanding borrowings under the Securitization Facility.

May 2019 Equipment Financing.  On May 17, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $10.0 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "May 2019 Equipment Financing").  The May 2019 Equipment Financing contained customary terms and events of default and provided for thirty-six monthly payments with an implicit interest rate of 6.25%.  The May 2019 Equipment Financing matured on May 1, 2022 and the equipment reverted back to the Intermediate Partnership.

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

Other.  We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  At December 31, 2022, we had $5.0 million in letters of credit outstanding under this agreement.

Aggregate maturities of long-term debt are payable as follows:

Year Ended
December 31,	(in thousands)
2023	$24,970
2024	2,039
2025	400,000
$427,009

9.INCOME TAXES

Components of income tax expense are as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Current:
Federal	$17,572	$(1)	$(78)
State	1,605	70	1
	19,177	69	(77)
Deferred:
Federal	33,038	356	(178)
State	1,763	(8)	290
	34,801	348	112
Income tax expense	$53,978	$417	$35

Alliance Minerals' Tax Election resulted in the recognition of an initial deferred tax liability of $37.3 million and a corresponding increase to income tax expense for the year ended December 31, 2022.  This increase in income tax expense reduced net income by $37.3 million, or approximately $0.29 per basic and diluted limited partner unit, for the year ended December 31, 2022. Recognition of the initial deferred tax liability and expense is primarily the result of the $177.0 million non-cash acquisition gain recognized in 2019 related to the acquisition of the remaining interests in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") (the "Acquisition Gain").  The Acquisition Gain was recognized to step up to fair value the financial reporting basis of the interests we already owned at the time of acquisition. The tax basis of the underlying properties of AllDale I & II did not include the Acquisition Gain.

Reconciliations of income taxes at the U.S. federal statutory tax rate to income taxes at our effective tax rate are as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Income taxes at statutory rate	$132,956	$37,626	$(27,093)

Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(112,032)	(36,577)	26,293

Increase (decrease) resulting from:
State taxes, net of federal income tax	1,492	275	(192)
Change in valuation allowance of deferred tax assets	(317)	(834)	1,151
Deferred taxes related to tax election	37,253	—	—
Tax effect of noncontrolling interest income not subject to income taxes	(5,399)	—	—
Other	25	(73)	(124)
Income tax expense	$53,978	$417	$35

The effective income tax rate for our income tax expense for the year ended December 31, 2022 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes, partially offset by the effect of the Tax Election previously discussed. The effective income tax rates for our income tax expense for the years ended December 31, 2021 and 2020 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	December 31,
	2022	2021

	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$(38,349)	$(2,169)
Total deferred tax liabilities	(38,349)	(2,169)

Deferred tax assets:
Federal loss carryovers and credits	2,139	1,328
Other	1,084	808
Total deferred tax assets	3,223	2,136
Less valuation allowance	—	(317)
Net deferred tax assets	3,223	1,819

Overall net deferred tax liabilities	$(35,126)	$(350)

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

Our 2019 through 2022 tax years remain open to examination by tax authorities. We have been notified by the Internal Revenue Service that lower-tier partnership income tax returns for the tax year ended December 31, 2020 have been selected for audit.

10.LEASES

The components of lease expense were as follows:

	December 31,
	2022	2021	2020

	(in thousands)

Finance lease cost:
Amortization of right-of-use assets	$597	$597	$704
Interest on lease liabilities	73	147	377
Operating lease cost	274	2,404	3,873
Short-term lease cost	—	200	84
Variable lease cost	1,665	1,306	1,375
Total lease cost	$2,609	$4,654	$6,413

Rental expense was $5.1 million, $3.3 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020 respectively.

Supplemental cash flow information related to leases was as follows:

	December 31,
	2022	2021	2020

	(in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,880	$2,367	$3,870
Operating cash flows for finance leases	$73	$147	$377
Financing cash flows for finance leases	$840	$766	$8,368

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,315	$189	$278

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021

	(in thousands)
Finance leases:
Property and equipment finance lease assets, gross	$5,485	$5,485
Accumulated depreciation	(5,061)	(4,464)
Property and equipment finance lease assets, net	$424	$1,021

December 31,
	2022	2021
Weighted average remaining lease term
Operating leases	13.4 years	15.5 years
Finance leases	5.0 years	3.5 years

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	4.8%	7.4%

Maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating leases	Finance leases

	(in thousands)

2023	$3,253	$140
2024	2,918	140
2025	1,734	140
2026	1,106	140
2027	1,112	140
Thereafter	11,901	—
Total lease payments	22,024	700
Less imputed interest	(7,100)	(82)
Total	$14,924	$618

The current portion of our operating and finance lease obligations are included in Other current liabilities line item in our consolidated balance sheets.  The long-term portion of our finance lease obligation is included in the Other liabilities line item in our consolidated balance sheets.

11.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$424,420	$—	$—	$457,758	$—
Total	$—	$424,420	$—	$—	$457,758	$—

See Note 2 – Summary of Significant Accounting Policies – Fair Value Measurements for more information regarding fair value hierarchy levels.

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities, approximate fair value due to the short maturity of those instruments.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities (See Note 8 – Long-Term Debt).  The fair value of debt, which is based on these interest rates, is classified as a Level 2 measurement under the fair value hierarchy.

12.PARTNERS' CAPITAL

Distributions

Our available cash that is not used for unit repurchases may, at the discretion of our general partner, be distributed within 45 days after the end of each quarter to unitholders of record.  Available cash is generally defined in the partnership agreement as all cash and cash equivalents on hand at the end of each quarter less reserves established by MGP in its reasonable discretion for future cash requirements.  These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions.  The following table summarizes the quarterly per unit distribution paid during each quarter of 2020 through 2022:

	Year Ended December 31,
	2022	2021	2020
First Quarter	$0.250	$—	$0.400
Second Quarter	$0.350	$0.100	$—
Third Quarter	$0.400	$0.100	$—
Fourth Quarter	$0.500	$0.200	$—

On January 27, 2023, we declared a quarterly distribution of $0.70 per unit, totaling approximately $89.0 million, on all our common units outstanding, which was paid on February 14, 2023, to all unitholders of record on February 7, 2023.

Unit Repurchase Program

In May 2018, the board of directors of our general partner ("Board of Directors") approved the establishment of a unit repurchase program authorizing us to repurchase and retire up to $100 million of ARLP common units.  The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.  No unit repurchases were made during the year ended December 31, 2022.  Since inception of the unit repurchase program, we have repurchased and retired 5,460,639 units at an average unit price of $17.12 for an aggregate purchase price of $93.5 million.

In January 2023, the Board of Directors authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity as of December 31, 2022. As a result, we are authorized to repurchase up to a total of $100.0 million of ARLP common units. As of February 24, 2023, we have repurchased and retired 856,629 units at an average unit price of $21.15 for an aggregate purchase price of $18.1 million since we increased the amount authorized under the unit repurchase program.

Other

The noncontrolling interest in our consolidated balance sheets represents Bluegrass Minerals Management, LLC's ("Bluegrass Minerals") ownership interest in Cavalier Minerals JV, LLC ("Cavalier Minerals").  Our accumulated other comprehensive loss consists of unrecognized actuarial gains and losses as well as unrecognized prior service costs related to our pension and pneumoconiosis benefits.   See Note 13 – Variable Interest Entities, Note 17 –Employee Benefit Plans and Note 21 – Accrued Workers' Compensation and Pneumoconiosis Benefits for further information.

13.VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, our subsidiary, Alliance Minerals, and Bluegrass Minerals entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals, which was formed to indirectly acquire oil & gas mineral interests through its ownership in AllDale I & II.  Alliance Minerals owns a 96% member interest in Cavalier Minerals, and Bluegrass Minerals owns a 4% member interest in Cavalier Minerals and a profits interest which entitles it to receive distributions equal to 25% of all distributions (including in liquidation) after all members recovered their investment.  Distributions with respect to Bluegrass Minerals' profits interest are offset by all distributions received by Bluegrass Minerals from the former general partners of AllDale I & II.  Bluegrass Minerals' profits interest distributions began in late 2022.  We hold the managing member interest in Cavalier Minerals.  Total contributions to and cumulative distributions from Cavalier Minerals are as follows:

	Alliance	Bluegrass
	Minerals	Minerals
	(in thousands)
Contributions	$143,112	$5,963
Distributions	146,484	6,179

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

AllDale III

In February 2017, Alliance Minerals committed to directly invest $30.0 million in AllDale III, which was created for similar investment purposes as AllDale I & II.  Alliance Minerals completed funding of this commitment in 2018. Alliance Minerals' limited partner interest in AllDale III is 13.9%.

The AllDale III Partnership Agreement includes a 25% profits interest for the general partner, subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 "catch-up" provision for the general partner.

Since AllDale III is structured as a limited partnership with the limited partners 1) not having the ability to remove the general partner and 2) not participating significantly in the operational decisions, we concluded that AllDale III is a VIE.  We are not the primary beneficiary of AllDale III as we do not have the power to direct the activities that most significantly impact AllDale III's economic performance.  We account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  See Note 14 – Investments for more information.

Francis

On April 5, 2022, we invested $20 million in Francis, in the form of a convertible note with a maturity date of April 1, 2023. Our convertible note represents an ownership interest in Francis upon conversion.  We have determined the note more closely represents equity as opposed to debt. Therefore, we will account for the convertible note as an equity contribution even though we will not participate in Francis' earnings or losses and will not be eligible to receive distributions until the note converts.

We have concluded that Francis is a VIE as the management structure is similar to a limited partnership with the non-managing members (i) not having the ability to remove the managing member and (ii) not participating significantly in the operational decisions.  We are not the primary beneficiary of Francis as we do not have the power to direct the activities that most significantly impact Francis's economic performance. We account for our ownership interest in the income or loss of Francis as an equity method investment. We record equity income or loss based on Francis' distribution structure. See Note 14 – Investments for more information.

NGP ETP IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ETP IV, a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. We funded $4.1 million during the year ended December 31, 2022.  Our final ownership percentage in NGP ETP IV is not yet known.

We have concluded that NGP ETP IV is a VIE as it is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in the operational decisions.  We are not the primary beneficiary of NGP ETP IV as we do not have the power to direct the activities that most significantly impact NGP ETP IV's economic performance.  We account for our ownership interest in the income or loss of NGP ETP IV as an equity method investment. See Note 14 – Investments for more information.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for variable interest entities.

14.INVESTMENTS

AllDale III

As discussed in Note 13 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Beginning balance	$26,325	$27,268	$28,529
Equity method investment income	5,634	2,130	907
Distributions received	(6,675)	(3,073)	(1,895)
Other	—	—	(273)
Ending balance	$25,284	$26,325	$27,268

Francis

As discussed in Note 13 – Variable Interest Entities, we account for our ownership interest in the income or loss of Francis as an equity method investment. The changes in our equity method investment in Francis for the year ended December 31, 2022 were as follows:

Year Ended December 31,
2022
(in thousands)
Beginning balance	$—
Contributions	20,000
Ending balance	$20,000

NGP ETP IV

As discussed in Note 13 – Variable Interest Entities, we account for our ownership interest in the income or loss of NGP ETP IV as an equity method investment. The changes in our equity method investment in NGP ETP IV for the year ended December 31, 2022 were as follows:

Year Ended December 31,
2022
(in thousands)
Beginning balance	$—
Contributions	4,087
Ending balance	$4,087

Infinitum

On April 29, 2022, we purchased $32.6 million of Series D Preferred Stock in Infinitum, a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators.  On November 2, 2022, we purchased an additional $9.4 million of Series D Preferred Stock in Infinitum at the same price per share as those shares of Series D Preferred Stock that we acquired on April 29, 2022.  Our preferred stock provides for non-cumulative dividends when and if declared by Infinitum's board of directors. Each share is convertible, at any time, at our option, into shares of common stock of Infinitum. We account for our ownership interest in Infinitum as an equity investment without a readily determinable fair value.  It is not practicable to estimate the fair value of our investment in Infinitum because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment. There have been no fair value adjustments in our investment in Infinitum subsequent to our purchases.  During the period we have not observed any price changes that have occurred to identical or similar securities sold by Infinitum that would indicate an adjustment to the fair value of our investment is warranted. The changes in our investment in Infinitum for the year ended December 31, 2022 were as follows:

Year Ended December 31,
2022
(in thousands)
Beginning balance	$—
Contributions	42,000
Ending balance	$42,000

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for investments.

15.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 25 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Year Ended December 31, 2022

Coal sales	$1,219,943	$882,286	$—	$—	$—	$2,102,229
Oil & gas royalties	—	—	138,402	—	—	138,402
Coal royalties	—	—	—	60,624	(60,624)	—
Transportation revenues	69,540	44,320	—	—	—	113,860
Other revenues	6,822	1,481	3,039	56	40,622	52,020
Total revenues	$1,296,305	$928,087	$141,441	$60,680	$(20,002)	$2,406,511

Year Ended December 31, 2021

Coal sales	$873,930	$512,993	$—	$—	$—	$1,386,923
Oil & gas royalties	—	—	74,988	—	—	74,988
Coal royalties	—	—	—	51,402	(51,402)	—
Transportation revenues	41,001	28,606	—	—	—	69,607
Other revenues	4,666	3,940	2,197	69	27,586	38,458
Total revenues	$919,597	$545,539	$77,185	$51,471	$(23,816)	$1,569,976

Year Ended December 31, 2020

Coal sales	$755,208	$477,064	$—	$—	$—	$1,232,272
Oil & gas royalties	—	—	42,912	—	—	42,912
Coal royalties	—	—	—	42,112	(42,112)	—
Transportation revenues	12,817	8,312	—	—	—	21,129
Other revenues	1,932	14,954	229	105	14,596	31,816
Total revenues	$769,957	$500,330	$43,141	$42,217	$(27,516)	$1,328,129

The following table illustrates the projected revenue for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2022 and disaggregated by segment and contract duration.

				2026 and
	2023	2024	2025	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$1,230,551	$730,825	$344,601	$243,600	$2,549,577
Appalachia Coal Operations coal revenues	721,143	532,647	308,925	1,600	1,564,315
Total coal revenues (1)	$1,951,694	$1,263,472	$653,526	$245,200	$4,113,892

(1) Coal revenues generally consists of consolidated revenues excluding our Oil & Gas Royalties segment as well as intercompany revenues from our Coal Royalties segment.

16.EARNINGS PER LIMITED PARTNER UNIT

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

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except per unit data)

Net income (loss) attributable to ARLP	$577,190	$178,157	$(129,220)

Less:
Distributions to participating securities	(8,527)	(2,334)	—
Undistributed earnings attributable to participating securities	(10,576)	(2,403)	—

Net income (loss) attributable to ARLP available to limited partners	$558,087	$173,420	$(129,220)

Weighted-average limited partner units outstanding – basic and diluted	127,195	127,195	127,165

Earnings per limited partner unit - basic and diluted (1)	$4.39	$1.36	$(1.02)
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the years ended December 31, 2022, 2021 and 2020, the combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 3,540,385, 1,967,672 and 773,664, respectively, were considered anti-dilutive under the treasury stock method.

17.EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—All regular full-time employees are eligible to participate in a defined contribution profit sharing and savings plan ("PSSP") that we sponsor.  PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We make matching contributions based on a percent of an employee's eligible compensation and also make an additional non-matching contribution.  Our contribution expense for the PSSP was approximately $19.4 million, $17.7 million and $16.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2022 and 2021 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements:

	December 31,
	2022	2021

	(dollars in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$139,566	$147,934
Interest cost	3,749	3,438
Actuarial gain	(32,996)	(6,406)
Benefits paid	(5,637)	(5,400)
Benefit obligations at end of year	104,682	139,566

Change in plan assets:
Fair value of plan assets at beginning of year	113,976	100,969
Employer contribution	—	3,312
Actual return on plan assets	(16,210)	15,095
Benefits paid	(5,637)	(5,400)
Fair value of plan assets at end of year	92,129	113,976
Funded status at the end of year	$(12,553)	$(25,590)

Amounts recognized in balance sheet:
Non-current liability	$(12,553)	$(25,590)

Amounts recognized in accumulated other comprehensive income consists of:
Prior service cost	$(382)	$(568)
Net actuarial loss	(15,160)	(27,271)
	$(15,542)	$(27,839)

Weighted-average assumption to determine benefit obligations as of December 31,
Discount rate	5.10%	2.73%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	2.73%	2.37%
Expected return on plan assets	6.00%	6.50%

The actuarial gain components of the change in benefit obligations in 2022 and 2021 were primarily attributable to an increase in the discount rate compared to the prior year end.

The expected long-term rate of return used to determine our pension liability is based on a 1.5% active management premium in addition to an asset allocation assumption of:

Asset allocation
As of December 31, 2022	assumption
Equity securities	60%
Fixed income securities	35%
Real estate	5%
100%

The actual return on plan assets was (14.6)% and 15.1% for the years ended December 31, 2022 and 2021, respectively.

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Components of net periodic benefit cost:
Interest cost	$3,749	$3,438	$4,185
Expected return on plan assets	(6,638)	(6,580)	(5,861)
Amortization of prior service cost	186	186	186
Amortization of net loss	1,963	4,327	4,128
Net periodic benefit cost (1)	$(740)	$1,371	$2,638
(1)	Nonservice components of net periodic benefit cost are included in the Other income (expense) line item within our consolidated statements of operations.

	Year Ended December 31,
	2022	2021

	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive loss:
Net actuarial gain	$10,148	$14,921
Reversal of amortization item:
Prior service cost	186	186
Net actuarial loss	1,963	4,327
Total recognized in accumulated other comprehensive loss	12,297	19,434
Net periodic benefit cost (credit)	740	(1,371)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$13,037	$18,063

Estimated future benefit payments as of December 31, 2022 are as follows:

Year Ended
December 31,	(in thousands)

2023	$6,239
2024	6,416
2025	6,605
2026	6,816
2027	6,907
2028-2032	35,293
$68,276

As a result of certain pension plan contribution relief provided by the American Rescue Plan Act enacted in March 2021, we do not expect to make contributions to the Pension Plan during 2023.

The Compensation Committee has appointed an investment manager with full investment authority with respect to Pension Plan investments subject to investment guidelines and compliance with Employee Retirement Income Security Act of 1974 or other applicable laws.  The investment manager employs a series of asset allocation strategy phases to glide the portfolio risk commensurate with both plan characteristics and market conditions.  The objective of the allocation policy is to reach and maintain fully funded status.  The total portfolio allocation will be adjusted as the funded ratio of the Pension Plan changes and market conditions warrant.  Total account performance is reviewed at least annually, using a dynamic benchmark approach to track investment performance.  General asset allocation guidelines at December 31, 2022 are as follows:

	Percentage of Total Portfolio
	Minimum	Maximum

Equity securities	35%	80%
Fixed income securities	15%	65%
Convertible securities	0%	10%
Alternatives	0%	20%

Equity securities include domestic equity securities, developed international equity securities, emerging markets equity securities and real estate investment trust.  Fixed income securities include domestic and international investment grade fixed income securities, high yield securities and emerging markets fixed income securities.  Futures may also be utilized within the equity securities and fixed income securities asset allocation.  Alternatives may include individual securities, exchange traded notes, exchange traded commodities and underlying funds providing exposure to market neutral strategies, long/short strategies, direct real estate and commodities.

The following information discloses the fair values of our Pension Plan assets by asset category:

	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents (a)	$5,422	$4,426

Commingled investment funds measured at net asset value (b):
Equities - Global	—	24,868
Equities - United States	36,259	41,140
Equities - United States futures	(697)	(2,055)
Equities - International developed markets	14,214	16,382
Equities - International developed markets futures	(1,693)	(16,260)
Equities - International emerging markets	782	(3,363)
Equities - International emerging markets futures	3,289	7,024
Fixed income - Investment grade	13,856	27,095
Fixed income - High yield	156	177
Fixed income - Futures	8,590	(689)
Alternatives	11,951	15,231
Total	$92,129	$113,976
(a)	Cash and cash equivalents represents a Level 1 fair value measurement. See Note 2 – Summary of Significant Accounting Policies – Fair Value Measurements for more information regarding the definitions of fair value hierarchy levels.
(b)	Investments measured at fair value using the net asset value per share (or its equivalent) have not been classified within the fair value hierarchy. The fair values of all commingled investment funds are determined based on the net asset values per unit of each of the funds. The net asset values per unit represent the aggregate value of the fund's assets at fair value less liabilities, divided by the number of units outstanding.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for pension benefits.

18.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

A summary of non-vested LTIP grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2020	1,603,378	$20.39	$17,349
Granted (1)	1,430,489	5.02
Vested (2)	(919,524)	21.70
Grants canceled (3)	(675,302)	18.62
Forfeited	(8,552)	20.16
Non-vested grants at December 31, 2020	1,430,489	5.02	6,409
Granted (4)	1,818,190	6.03
Forfeited	(118,204)	5.48
Non-vested grants at December 31, 2021	3,130,475	5.59	39,569
Granted (4)	769,907	14.65
Forfeited	(203,249)	6.93
Non-vested grants at December 31, 2022	3,697,133	7.40	75,126
(1)	In December 2020, we modified the vesting requirements for certain restricted units that we granted in February 2020 which were determined to be improbable of vesting under the original vesting requirements (the "2020 Grants"). The new vesting requirements make it probable the modified restricted units will vest. Also in December 2020, an additional 578,114 restricted units under these modified vesting requirements were granted. The grant date fair value reflects the modification date fair value for those awards that were modified.
(2)	In February 2020, we issued 279,622 unrestricted common units to LTIP participants as a result of satisfying the vesting requirements for 424,486 restricted units that were granted in 2017. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants. In December 2020, we accelerated the vesting requirements for 495,038 restricted units that were granted in 2018 (the "2018 Grants") and settled these restricted units in cash.
(3)	In December 2020, 675,302 restricted units that were granted in 2019 (the "2019 Grants") were canceled since it was determined that the vesting requirements for these restricted units were not probable of being satisfied.
(4)	The restricted units granted during 2021 and 2022 have certain minimum-value guarantees per unit, regardless of whether or not the awards vest.

For the years ended December 31, 2022, 2021 and 2020, our LTIP expense for grants of restricted units was $9.4 million, $5.4 million and $8.1 million, respectively.  LTIP expense for grants of restricted units for the year ended December 31, 2020 includes the impact of the reversal of the 2019 Grants, the modification of the 2020 Grants and incremental compensation cost associated with the cash settlement of the 2018 Grants.  The cash settlement of the 2018 Grants was the first time we have settled restricted units in cash and we currently do not expect to do so again in the future.  The cash settlement of the 2018 Grants resulted in $5.4 million in incremental compensation cost.  The 2019 Grants were determined to be not probable of vesting therefore $4.8 million of cumulative previously recognized expense was reversed in 2020, offset in part by related DERs for the 2019 Grants previously recorded to equity and then expensed in 2020.  The 2020 Grants were determined to be improbable of vesting therefore the Compensation Committee modified the awards to change the vesting requirement, which made the grants probable of vesting, and granted additional restricted units under these modified vesting requirements as previously discussed.  As a result, the grant date fair value of the modified awards was changed to reflect the modification date fair value of the awards resulting in a net reduction in LTIP expense of $1.0 million for the year ended December 31, 2020.

The total obligation associated with LTIP grants of restricted units as of December 31, 2022 and 2021 was $16.0 million and $6.7 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets.  As of December 31, 2022, there was $11.4 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 0.8 years.

On January 27, 2023, the Compensation Committee authorized additional grants of 462,225 restricted units, of which 447,225 units were granted. These restricted units have certain minimum-value guarantees, regardless of whether or not the awards vest.

Supplemental Executive Retirement Plan and Directors' Deferred Compensation Plan

A summary of SERP and Directors' Deferred Compensation Plan activity is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2020	631,365	$25.48	$6,831
Granted	129,265	5.25
Phantom units outstanding as of December 31, 2020	760,630	22.04	3,408
Granted	46,638	9.45
Issued (1)	(138,570)	25.86
Phantom units outstanding as of December 31, 2021	668,698	20.37	8,452
Granted	73,842	19.44
Phantom units outstanding as of December 31, 2022	742,540	20.28	15,088
(1)	During the year ended December 31, 2021, we purchased 102,962 ARLP common units on the open market to settle the account of a participant under the SERP. Units purchased were net of units settled in cash to satisfy tax-withholding obligations.

Total SERP and Directors' Deferred Compensation Plan expense was $1.4 million, $0.4 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.  As of December 31, 2022 and 2021, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $15.1 million and $13.5 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for unit-based compensation.

19.SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cash Paid For:
Interest	$34,844	$36,402	$44,226
Income taxes	$23,794	$11	$12

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$44,281	$8,325	$5,731
Right-of-use assets acquired by operating lease	$1,315	$189	$278
Market value of common units issued under deferred compensation plans before tax withholding requirements	$—	$1,082	$3,837

20.ASSET RETIREMENT OBLIGATIONS

The following table presents the activity affecting the asset retirement and mine closing liability:

	Year Ended December 31,
	2022	2021

	(in thousands)

Beginning balance	$131,099	$127,898
Accretion expense	3,731	3,688
Payments	(2,445)	(1,383)
Allocation of liability associated with mine development and change in assumptions	17,428	896
Ending balance	$149,813	$131,099

For the year ended December 31, 2022, the allocation of liability associated with mine development and change in assumptions increased by $17.4 million. The increase was largely attributable to higher cost assumptions as well as the expansion of refuse disposal facilities at certain mines.

For the year ended December 31, 2021, the allocation of liability associated with mine development and change in assumptions was immaterial.

The impact of discounting our estimated cash flows resulted in reducing the accrual for asset retirement obligations by $110.4 million and $98.3 million at December 31, 2022 and 2021, respectively. Estimated payments of asset retirement obligations as of December 31, 2022 are as follows:

Year Ended
December 31,	(in thousands)

2023	$7,559
2024	4,936
2025	1,935
2026	1,569
2027	3,182
Thereafter	241,065
Aggregate undiscounted asset retirement obligations	260,246
Effect of discounting	(110,433)
Total asset retirement obligations	149,813
Less: current portion	(7,559)
Non-current asset retirement obligations	$142,254

As of December 31, 2022 and 2021, we had approximately $174.3 million and $173.9 million, respectively, in surety bonds outstanding to secure the performance of our reclamation obligations.

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for asset retirement obligations.

21.ACCRUED WORKERS' COMPENSATION AND PNEUMOCONIOSIS BENEFITS

The following is a reconciliation of the changes in workers' compensation liability (including current and long-term liability balances):

	December 31,
	2022	2021

Beginning balance	$53,448	$54,739
Changes in accruals	7,384	5,168
Payments	(12,708)	(10,725)
Interest accretion	1,147	926
Valuation loss	181	3,340
Ending balance	$49,452	$53,448

The discount rate used to calculate the estimated present value of future obligations for workers' compensation was 4.87% and 2.41% at December 31, 2022 and 2021, respectively.

The valuation loss in 2022 was primarily attributable to an increase in the discount rate used to calculate the estimated present value of the future obligations being partially offset by unfavorable changes in claims development. The 2021valuation loss was primarily attributable to unfavorable changes in claims development partially offset by an increase in the discount rate used to calculate the estimated present value of future obligations.

As of December 31, 2022 and 2021, we had $99.8 million and $100.4 million, respectively, in surety bonds and letters of credit outstanding to secure workers' compensation obligations.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for the particular claim year have been met.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy. Our receivables for traumatic injury claims under this policy as of December 31, 2022 and 2021 are $4.1 million and $5.7 million, respectively. Our receivables are included in Other long-term assets on our consolidated balance sheets.

The following is a reconciliation of the changes in pneumoconiosis benefit obligations:

	December 31,
	2022	2021

	(in thousands)

Benefit obligations at beginning of year	$111,316	$108,496
Service cost	3,798	4,021
Interest cost	2,991	2,545
Actuarial loss (gain)	(9,840)	161
Benefits and expenses paid	(3,978)	(3,907)
Benefit obligations at end of year	$104,287	$111,316

The following is a reconciliation of the changes in the pneumoconiosis benefit obligation recognized in accumulated other comprehensive loss:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)

Net actuarial gain (loss)	$9,840	$(161)	$(7,787)
Reversal of amortization item:
Net actuarial loss (gain)	1,038	4,172	(686)
Total recognized in accumulated other comprehensive loss	$10,878	$4,011	$(8,473)

The discount rate used to calculate the estimated present value of future obligations for pneumoconiosis benefits was 5.0%, 2.73% and 2.38% at December 31, 2022, 2021 and 2020, respectively.

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Amount recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$25,510	$36,388	$40,399

The actuarial gain component of the change in benefit obligations in 2022 was primarily attributable to favorable assumption changes in the discount rate and demographics in the at-risk population.  These components were offset in part by a) unfavorable black lung claims experience, b) unfavorable assumption changes regarding future average medical benefits and legal expense levels, and c) unfavorable assumption changes related to Federal and State benefit levels. The actuarial loss component of the change in benefit obligations in 2021 was primarily attributable to unfavorable assumption changes regarding future medical and legal expense levels. These components were offset in part by a) an increase in the discount rate used to calculate the estimated present value of the future obligations and b) favorable black lung claims experience and other demographic changes in the at-risk population.

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for pneumoconiosis and workers' compensation benefits:

	December 31,
	2022	2021

	(in thousands)

Workers' compensation claims	$49,452	$53,448
Pneumoconiosis benefit claims	104,287	111,316
Total obligations	153,739	164,764
Less current portion	(14,099)	(12,293)
Non-current obligations	$139,640	$152,471

Both the pneumoconiosis benefit and workers' compensation obligations were unfunded at December 31, 2022 and 2021.

The pneumoconiosis benefit and workers' compensation expense consists of the following components:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Black lung benefits:
Service cost	$3,798	$4,021	$3,526
Interest cost (1)	2,991	2,545	2,998
Net amortization (1)	1,038	4,172	(686)
Total pneumoconiosis expense	7,827	10,738	5,838
Workers' compensation expense	11,675	8,339	12,305
Net periodic benefit cost	$19,502	$19,077	$18,143

________________________________________

(1)	Interest cost and net amortization is included in the Other income (expense) line item within our consolidated statements of income (see Note 2 – Summary of Significant Accounting Policies).

See Note 2 – Summary of Significant Accounting Policies for more information on our accounting policy for workers' compensation and pneumoconiosis benefits.

22.RELATED-PARTY TRANSACTIONS

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

Affiliate Coal Lease Agreements

The following table summarizes advanced royalties outstanding and related payments and recoupments under our affiliate coal lease agreements:

		WKY CoalPlay
		Towhead	Webster	Henderson	WKY
	Craft Foundations	Coal	Coal	Coal	CoalPlay
		Henderson			Henderson
	Tunnel	& Union	Webster	Henderson	& Union
	Ridge	Counties, KY	County, KY	County, KY	Counties, KY	Total
	Acquired	Acquired	Acquired	Acquired	Acquired
	2005	December 2014	December 2014	December 2014	February 2015
	(in thousands)

As of January 1, 2020	$1,500	$16,603	$—	$12,607	$10,506	$41,216
Payments	3,000	3,597	2,568	2,522	2,132	13,819
Recoupment	(3,000)	(1,022)	—	—	(56)	(4,078)
Unrecoupable	—	—	(2,568)	—	—	(2,568)
As of December 31, 2020	1,500	19,178	—	15,129	12,582	48,389
Payments	3,000	3,597	2,568	2,521	2,131	13,817
Recoupment	(3,000)	(1,025)	—	—	—	(4,025)
Unrecoupable	—	—	(2,568)	—	—	(2,568)
As of December 31, 2021	1,500	21,750	—	17,650	14,713	55,613
Payments	3,000	3,597	—	2,522	2,131	11,250
Recoupment	(3,000)	(3,255)	—	—	—	(6,255)
Unrecoupable	—	—	—	—	—	—
As of December 31, 2022	$1,500	$22,092	$—	$20,172	$16,844	$60,608

Craft Foundations—In January 2005, we acquired Tunnel Ridge from ARH.  In connection with this acquisition, we assumed a coal lease with Alliance Resource GP, LLC, an entity indirectly wholly owned by Mr. Craft and Kathleen S. Craft until it was dissolved in December 2020.  In December 2018, the property subject to the lease was transferred to the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation, which each hold an undivided one-half interest (the "Craft Foundations").  Under the terms of the lease, Tunnel Ridge is required to pay an annual minimum royalty of $3.0 million.  The lease expires the earlier of January 1, 2033 or upon the exhaustion of the mineable and merchantable leased coal.  Tunnel Ridge incurred $12.3 million, $5.8 million and $6.1 million in earned royalties in 2022, 2021 and 2020 respectively.

Tunnel Ridge has a surface land lease with an annual payment of $0.2 million, payable in January of each year with the Craft Foundations.

WKY CoalPlay—In February 2015, WKY CoalPlay, LLC ("WKY CoalPlay") entered into a coal lease agreement with Alliance Resource Properties regarding coal mineral resources located in Henderson and Union Counties, Kentucky. The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.1 million. All annual minimum royalty payments are recoupable from future earned royalties.

In December 2014, WKY CoalPlay's subsidiaries, Towhead Coal Reserves, LLC and Henderson Coal Reserves, LLC entered into coal lease agreements with Alliance Resource Properties.  The leases have initial terms of 20 years and provide for earned royalty payments of 4.0% of the coal sales price and annual minimum royalty payments of $3.6 million and $2.5 million, respectively. All annual minimum royalty payments under each agreement are recoupable from future earned royalties payable under that agreement.

In December 2014, WKY CoalPlay's subsidiary, Webster Coal Reserves, LLC entered into a coal lease agreement with Alliance Resource Properties. The lease had a term of 7 years and provided for earned royalty payments of 4.0% of the coal sales price and annual minimum royalty payments of $2.6 million. This lease expired in December 2021.

Cavalier Minerals– As discussed in Note 13 – Variable Interest Entities, through our subsidiaries, we hold a non-economic managing member interest and a 96% non-managing member interest in Cavalier Minerals and, Bluegrass Minerals, a third party, holds a 4% non-managing member interest and a 25% profits interest. See Note 14 – Investments for information on payments made and distributions received by Cavalier Minerals.

23.COMMITMENTS AND CONTINGENCIES

Commitments—We lease buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals.  We also have noncancelable coal mineral reserve and resource leases as discussed in Note 22 – Related-Party Transactions.

Contractual Commitments—In connection with planned capital projects, we have contractual commitments of approximately $147.7 million at December 31, 2022.  As of December 31, 2022, we had no commitments to purchase coal from external production sources in 2022 and thereafter.

General Litigation—We are party to litigation that has been initiated against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  The plaintiffs seek class and collective action certification.  We cannot reasonably estimate a range of potential exposure at this time.  We believe the plaintiffs' claims are without merit and our ultimate exposure, if any, will not be material to our results of operations or financial position and we are defending the litigation vigorously.  However, if our current belief that the claims are without merit is not upheld, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

Other—Effective December 1, 2022, we renewed our property and casualty insurance program through October 1, 2023. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance, LLC ("Wildcat Insurance"). Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex and an additional $25.0 million overall aggregate deductible. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

24.CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The international coal market has been a part of our business with indirect sales to end-users in Europe, Africa, Asia, North America and South America.  Our sales into the international coal market are considered exports and are made through brokered transactions.  During the years ended December 31, 2022, 2021 and 2020, export tons represented approximately 12.5%, 12.5% and 3.3% of tons sold, respectively.

Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end-usage point, we attribute export tons to the country with the end-usage point, if known. No individual country was attributed greater than 10% of total domestic and export tons sold during the years ended December 31, 2022, 2021 and 2020.

We have significant long-term coal supply agreements, some of which contain prospective price adjustment provisions designed to reflect changes in market conditions, labor and other production costs and, in the infrequent circumstance when the coal is sold other than free on board the mine, changes in transportation rates. A major customer is defined as a customer from which we derive at least ten percent of our total revenues, including transportation revenues.  Total revenues from major customers are as follows:

		Year Ended December 31,
	Segment	2022	2021	2020

		(in thousands)

Customer A	Illinois Basin	$328,406	$239,482	$197,379
Customer B	Illinois Basin	260,146	—	157,271
Customer C	Illinois Basin/Appalachia	228,480	—	—
Customer D	Illinois Basin/Appalachia	—	—	137,785

Trade accounts receivable from major customers totaled approximately $63.6 million and $10.8 million at December 31, 2022 and 2021, respectively.  Our credit loss experience has historically been insignificant.  Financial conditions of our customers could result in a material change to our credit loss expense in future periods.  The coal supply agreements with Customers A, B and C expire in 2026, 2029 and 2024 respectively.

25.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities and industrial users as well as royalty income from oil & gas mineral interests.  We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties.  We also have an "all other" category referred to as Other, Corporate and Elimination.  Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues.  The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal loading terminal in Indiana on the Ohio River.  Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins.  The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either (a) leased to our mining complexes or (b) near our coal mining operations but not yet leased.

The Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC's ("Gibson County Coal") mining complex, (b) the Warrior Coal, LLC ("Warrior") mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The segment also includes our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC ("MAC") and other support services, and our non-operating mining complexes.

The Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining, LLC ("MC Mining") mining complex.

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP ("AR Midland") and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III (Note 14 – Investments) and Cavalier Minerals.

Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations. Approximately two-thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as the "Matrix Group"), our investments in Francis,

Infinitum and NGP ETP IV (see Note 14 – Investments), Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 8 – Long-Term Debt) and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Year Ended December 31, 2022

Revenues - Outside	$1,296,305	$928,087	$141,441	$56	$40,622	$2,406,511
Revenues - Intercompany	—	—	—	60,624	(60,624)	—
Total revenues (1)	1,296,305	928,087	141,441	60,680	(20,002)	2,406,511

Segment Adjusted EBITDA Expense (2)	806,080	464,029	13,950	21,871	(23,497)	1,282,433
Segment Adjusted EBITDA (3)	420,684	426,402	131,168	38,809	3,495	1,020,558
Total assets	779,018	431,913	711,917	321,587	417,038	2,661,473
Capital expenditures (4)	158,624	76,603	—	38,276	12,891	286,394

Year Ended December 31, 2021

Revenues - Outside	$919,597	$545,539	$77,185	$69	$27,586	$1,569,976
Revenues - Intercompany	—	—	—	51,402	(51,402)	—
Total revenues (1)	919,597	545,539	77,185	51,471	(23,816)	1,569,976

Segment Adjusted EBITDA Expense (2)	613,303	344,332	9,943	18,269	(33,198)	952,649
Segment Adjusted EBITDA (3)	265,292	172,601	68,774	33,202	9,383	549,252
Total assets	676,091	420,144	630,627	285,943	146,601	2,159,406
Capital expenditures (4)	60,166	47,577	—	45	15,196	122,984

Year Ended December 31, 2020

Revenues - Outside	$769,957	$500,330	$43,141	$105	$14,596	$1,328,129
Revenues - Intercompany	—	—	—	42,112	(42,112)	—
Total revenues (1)	769,957	500,330	43,141	42,217	(27,516)	1,328,129

Segment Adjusted EBITDA Expense (2)	543,264	320,656	4,106	18,249	(25,026)	861,249
Segment Adjusted EBITDA (3)	213,876	171,362	39,773	23,968	(2,490)	446,489
Total assets	738,315	440,815	613,916	288,525	84,445	2,166,016
Capital expenditures	48,636	70,960	—	12	1,493	121,101
(1)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily intercompany coal royalties eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of Operating expenses (excluding depreciation, depletion and amortization), the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$1,286,635	$943,257	$859,656
Outside coal purchases	151	6,372	—
Other expense (income)	(4,353)	3,020	1,593
Segment Adjusted EBITDA Expense	$1,282,433	$952,649	$861,249

(3)	Segment Adjusted EBITDA is defined as net income (loss) attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, general and administrative expense, asset and goodwill impairments and acquisition gain. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Net income (loss), the most comparable GAAP financial measure, is reconciled to consolidated Segment Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net income (loss)	$579,148	$178,755	$(129,051)
Noncontrolling interest	(1,958)	(598)	(169)
Net income (loss) attributable to ARLP	$577,190	$178,157	$(129,220)
General and administrative	80,334	70,160	59,806
Depreciation, depletion and amortization	273,759	261,377	313,387
Asset impairments	—	—	24,977
Goodwill impairment	—	—	132,026
Interest expense, net	35,297	39,141	45,478
Income tax expense	53,978	417	35
Consolidated Segment Adjusted EBITDA	$1,020,558	$549,252	$446,489

.

(4)	Capital Expenditures shown exclude the Belvedere Acquisition on September 9, 2022, Jase Acquisition on October 26, 2022 and the Boulders Acquisition on October 13, 2021. (Note 3 – Acquisitions).

26.SUBSEQUENT EVENTS

Acquisition Agreement

On January 27, 2023, we entered into a one-year collaborative agreement with a third party, effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware basins. Under the agreement, the third party will assist us in the identification, evaluation, and acquisition of target oil & gas mineral interests. In exchange for these services, the third party will receive a participation share, partially funded by the third party, and will be paid a periodic management fee.

JC Resources

On February 22, 2023, we acquired approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources LP ("JC Resources"), a related-party entity owned by Mr. Craft, for $72.3 million, which was funded with cash on hand.

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

Costs Incurred in Oil & Gas Property Acquisitions

Costs incurred in oil & gas property acquisitions are presented below:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Acquisition costs of properties
Proved	$44,986	$12,542	$—
Unproved	47,785	18,419	—
Total	$92,771	$30,961	$—

Property acquisition costs for 2022 primarily include the Belvedere and Jase Acquisitions. Property acquisition costs for 2021 are related to the Boulders Acquisition. See Note 3 – Acquisitions in our consolidated financial statements for more information regarding these acquisitions.

Oil & Gas Capitalized Costs

Aggregate capitalized costs related to oil & gas activities with applicable accumulated depreciation, depletion, and amortization are presented below:

	As of December 31,
	2022		2021		2020

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Proved properties	$353,713	$11,965	$289,378	$9,138	$273,665	$8,331
Unproved properties	386,922	16,193	358,486	19,216	343,239	20,287
Total (1)	740,635	28,158	647,864	28,354	616,904	28,618
Less accumulated depreciation, depletion and amortization	(97,409)	(3,912)	(70,286)	(3,015)	(48,019)	(1,985)
Oil & gas properties, net	$643,226	$24,246	$577,578	$25,339	$568,885	$26,633

(1)	The change in total capitalized cost in 2022 primarily reflects the acquisition of proved and unproved properties in the Belvedere and Jase Acquisitions. The change in total capitalized cost in 2021 reflects the acquisition of proved and unproved properties in the Boulders Acquisition. See Note 3 – Acquisitions of our consolidated financial statements for more information regarding these acquisitions.

Results of Operations from Oil & Gas Activities

The following schedule sets forth the revenues and expenses related to our oil & gas mineral interests. It does not include any interest costs or general and administrative costs, and therefore, is not necessarily indicative of the contribution of our Oil & Gas Royalties segment to our overall results.

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Consolidated activities
Oil & gas royalties	$138,402	$74,988	$42,912
Other revenues	3,039	2,197	229
Production costs and severance taxes	(11,845)	(7,396)	(4,611)
Depreciation, depletion and amortization	(27,123)	(22,267)	(25,376)
Income tax expense	(54,842)	—	—
Total results of oil & gas activities	$47,631	$47,522	$13,154

Our share of an equity method investee
Oil & gas royalties	$7,292	$3,788	$2,674
Other revenues	37	66	22
Production costs and severance taxes	(916)	(472)	(374)
Depreciation, depletion and amortization	(897)	(787)	(748)
Total results of oil & gas activities	$5,516	$2,595	$1,574

Oil & Gas Reserves

Proved oil & gas reserve estimates as of December 31, 2022 were prepared by our internal engineering team and 95% of those reserves were audited by Netherland, Sewell & Associates, Inc., independent petroleum engineers.  Proved reserves are estimated under existing economic and operating conditions based on the 12-month unweighted average of the first-of-the-month prices.

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

The net proved developed and undeveloped oil & gas reserves quantities of the mineral interests attributable to us are summarized below:

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Consolidated activities

As of January 1, 2020	6,824	28,629	2,582	14,177
Revisions of previous estimates	(194)	2,679	343	596
Extensions and discoveries	1,095	3,039	347	1,949
Production	(905)	(3,301)	(337)	(1,792)
Sales of minerals in place	(18)	(29)	(3)	(26)
As of December 31, 2020 (1)	6,802	31,017	2,932	14,904
Purchases of minerals in place	287	2,149	332	977
Revisions of previous estimates	(403)	(90)	197	(221)
Extensions and discoveries	629	159	335	991
Production	(794)	(3,069)	(357)	(1,663)
As of December 31, 2021 (1)	6,521	30,166	3,439	14,988
Purchases of minerals in place	859	3,619	497	1,960
Revisions of previous estimates	(53)	4,542	626	1,330
Extensions and discoveries	1,636	6,676	807	3,555
Production	(974)	(4,425)	(496)	(2,208)
As of December 31, 2022 (1)	7,989	40,578	4,873	19,625
(1)	Proved reserves of approximately 1,736 MBOE, 1,285 MBOE and 972 MBOE were attributable to noncontrolling interests, as of December 31, 2022, 2021 and 2020, respectively.

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Our share of an equity method investee

As of January 1, 2020	325	1,926	136	783
Revisions of previous estimates	—	(1)	(2)	(3)
Extensions and discoveries	62	461	54	193
Production	(44)	(334)	—	(100)
As of December 31, 2020	342	2,052	188	873
Sales of minerals in place	(9)	(15)	—	(12)
Revisions of previous estimates	(50)	320	(53)	(51)
Extensions and discoveries	73	450	43	190
Production	(31)	(421)	—	(101)
As of December 31, 2021	325	2,386	178	899
Sales of minerals in place	(7)	(18)	(4)	(14)
Revisions of previous estimates	17	210	13	66
Extensions and discoveries	57	294	25	132
Production	(43)	(412)	—	(112)
As of December 31, 2022	349	2,460	212	971

Total consolidated and equity interests in reserves at December 31, 2022	8,338	43,038	5,085	20,596

Net proved developed reserves as of December 31, 2020	5,073	23,504	2,252	11,244
Net proved developed reserves as of December 31, 2021	5,493	28,426	3,039	13,269
Net proved developed reserves as of December 31, 2022	6,976	37,882	4,388	17,677

Net proved undeveloped reserves as of December 31, 2020	2,071	9,565	868	4,533
Net proved undeveloped reserves as of December 31, 2021	1,353	4,126	578	2,618
Net proved undeveloped reserves as of December 31, 2022	1,362	5,155	697	2,919

Natural gas reserves are converted to BOE based on a 6:1 ratio: six Mcf of natural gas converts to one BOE.

Notable changes in proved reserves during the year ended December 31, 2020, included:

●	Net change due to extensions and discoveries: The increases are a result of additional development by the operators of the properties under which we own mineral interests. In 2020, a net addition of 2,142 MBOE occurred primarily from the completion of 655 new wells on our acreage and from the addition of 877 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions: Increases in oil & gas are also due to changes in the underlying commodity prices during the year and revisions of previous quantity estimates.

Notable changes in proved reserves during the year ended December 31, 2021, included:

●	Net change due to extensions and discoveries: The increases are a result of additional development by the operators of the properties under which we own mineral interests. In 2021, a net addition of 1,181 MBOE occurred primarily from the completion of 843 new wells on our acreage and from the addition of 474 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions: Increases in oil & gas are also due to changes in the underlying commodity prices during the year and revisions of previous quantity estimates.

Notable changes in proved reserves during the year ended December 31, 2022, included:

●	Net change due to extensions and discoveries: The increases are a result of additional development by the operators of the properties under which we own mineral interests. In 2022, a net addition of 5,647 MBOE occurred primarily from the completion of 1,119 new wells on our acreage and from the addition of 824 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions: Increases in oil & gas are also due to changes in the underlying commodity prices during the year and revisions of previous quantity estimates.

Standardized Measure of Discounted Future Net Cash Flows

In accordance with United States Securities and Exchange Commission ("SEC") and FASB requirements, future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the 12-month unweighted average of first-of-the-month commodity prices for the year ended December 31, 2022. All prices are adjusted for quality, transportation fees, energy content and regional basis differentials. Future cash inflows are computed by applying applicable prices relating to our proved reserves to the year-end quantities of those reserves. Future production costs are derived based on current costs assuming continuation of existing economic conditions.

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

	As of December 31,
	2022		2021		2020

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Future cash inflows	$1,134,245	$52,636	$577,114	$31,636	$302,112	$15,414
Future production costs and severance taxes	(86,314)	(4,287)	(43,474)	(2,484)	(21,555)	(1,244)
Future income tax expense (1)	(241,024)	—	—	—	—	—
Future net cash flows (undiscounted)	806,907	48,349	533,640	29,152	280,557	14,170
Annual discount 10% for estimated timing	(398,089)	(23,904)	(260,718)	(13,980)	(130,341)	(6,406)
Total standardized measure (2)	$408,818	$24,445	$272,922	$15,172	$150,216	$7,764
(1)	On March 15, 2022, Alliance Minerals changed its Federal income tax status from a pass-through entity to a taxable entity via a "check the box" election, which became effective January 1, 2022. See Note 9 – Income Tax for more information.
(2)	Includes standardized discounted future net cash flows of approximately $45.3 million, $17.9 million and $5.2 million attributable to noncontrolling interests in the ARLP Partnership's consolidated subsidiaries as of December 31, 2022, 2021 and 2020, respectively.

The average realized product prices weighted by production over the remaining lives of the properties are presented in the table below:

	For the Year Ended December 31,
	2022	2021	2020
Oil (per Bbl)	$92.5	$63.57	$36.95
Natural gas (per Mcf)	5.43	2.98	0.88
NGLs (per Bbl)	35.87	21.13	7.99

Changes in the standardized measure of discounted future net cash flows related to the proved oil & gas reserves of the properties are as follows:

	As of December 31,
	2022		2021		2020

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Standardized measure, beginning of year	$272,922	$15,172	$150,216	$7,764	$230,950	$12,215
Purchases and sales of reserves in place, less related costs	55,812	(265)	15,358	(264)	(567)	—
Sales, net of production costs	(126,558)	(6,376)	(67,592)	(3,316)	(38,301)	(2,300)
Net changes due to extensions and discoveries	125,570	5,139	34,284	3,613	15,770	1,344
Net changes in prices and production costs	184,403	8,386	120,103	6,753	(67,524)	(3,906)
Revisions of previous quantity estimates	28,226	344	8,310	(871)	(2,843)	(378)
Net changes in income taxes (1)	(123,567)	—	—	—	—	—
Accretion of discount	21,046	1,086	11,745	545	16,216	870
Changes in timing and other	(29,036)	959	498	948	(3,485)	(81)
Net increase (decrease) in standardized measures	135,896	9,273	122,706	7,408	(80,734)	(4,451)
Standardized measure, end of year	$408,818	$24,445	$272,922	$15,172	$150,216	$7,764
(1)	On March 15, 2022, Alliance Minerals changed its federal income tax status from a pass-through entity to a taxable entity via a "check the box" election, which became effective January 1, 2022. See Note 9 – Income Tax for more information.

Net change in prices and production costs occur from one reporting period to another when the SEC reporting price for that period changes. For 2022, this was a major component of the overall reserves value change from 2021 due to the surge in global energy demand during the recovery from the economic downturn related to the COVID-19 pandemic during 2020.  For 2020, net changes in prices and production costs were major components of the overall reserves value change from 2019 due mainly to the COVID-19 pandemic and the subsequent decline in oil and gas demand.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ALLIANCE RESOURCE PARTNERS, L.P.

CONDENSED BALANCE SHEETS (PARENT)

DECEMBER 31, 2022 AND 2021

(In thousands, except unit data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,174	$2,173
Total current assets	2,174	2,173
OTHER ASSETS:
Investments in consolidated subsidiaries	1,653,951	1,277,110
Total other assets	1,653,951	1,277,110
TOTAL ASSETS	$1,656,125	$1,279,283

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accrued taxes other than income taxes	$100	$100
Total current liabilities	100	100
Total liabilities	100	100

PARTNERS' CAPITAL:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,656,025	1,279,183
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,656,125	$1,279,283

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS (PARENT)

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2022	2021	2020

Interest income	$—	$—	$24
Equity in earnings of consolidated subsidiaries	577,190	178,157	(129,244)
NET INCOME (LOSS) ATTRIBUTABLE TO ARLP	$577,190	$178,157	$(129,220)

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$4.39	$1.36	$(1.02)

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,195,219	127,195,219	127,164,659

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT)

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands)

	Year Ended December 31,
	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:	$196,348	$52,157	$51,751

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to Partners	(196,347)	(52,158)	(51,753)
Net cash used in financing activities	(196,347)	(52,158)	(51,753)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1	(1)	(2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,173	2,174	2,176
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,174	$2,173	$2,174

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

2.GUARANTEES

As the parent of the Intermediate Partnership, ARLP was a guarantor of the Replaced Credit Facility and is a guarantor of the Senior Notes discussed in "Item 8. Financial Statements and Supplementary Data—Note 8 – Long-Term Debt" of this Annual Report on Form 10-K.  In addition to these guarantees, ARLP has provided guarantees on surety indemnity agreements and financially guaranteed certain coal supply agreements. The duration of these guarantees varies. The maximum undiscounted potential future payment obligation for our guarantees of certain coal supply agreements as of December 31, 2022 is approximately $425.6 million as a result of elevated market prices.  These guarantees provide for compensation to customers based on additional cost to the customer to replace any contracted tons that our subsidiaries fail to deliver.  We do not expect to make any payments under these guarantees.

3.CASH DISTRIBUTIONS RECEIVED

We received distributions of $196.3 million, $52.2 million and $51.8 million from our consolidated subsidiaries during the years ended December 31, 2022, 2021, and 2020, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2022.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of December 31, 2022.

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

Management's Annual Report on Internal Control over Financial Reporting.  Management of the ARLP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  The ARLP Partnership's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements.  Our controls are designed to provide reasonable assurance that the ARLP Partnership's assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the ARLP Partnership's internal control over financial reporting.  Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2022 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the ARLP Partnership.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).  Based on its assessment, management concluded that, as of December 31, 2022, the ARLP Partnership's internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Grant Thornton LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report that is included herein.

Changes in Internal Controls Over Financial Reporting.  There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Alliance Resource Management GP, LLC

and the Unitholders of Alliance Resource Partners, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Alliance Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2022, and our report dated February 24, 2023 expressed an unqualified opinion on those financial statements.

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

February 24, 2023

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

Imothy
Name	Age	Position With Our General Partner

Joseph W. Craft III	72	Chairman, President and Chief Executive Officer

Brian L. Cantrell	63	Senior Vice President and Chief Financial Officer

Megan J. Cordle	50	Vice President, Controller and Chief Accounting Officer

R. Eberley Davis	65	Senior Vice President, General Counsel and Secretary

Robert G. Sachse	74	Executive Vice President

Kirk D. Tholen	50	Senior Vice President; also President, Alliance Minerals, LLC

Timothy J. Whelan	60	Senior Vice President - Sales and Marketing of Alliance Coal, LLC

D. Andrew Woodward	40	Senior Vice President - New Ventures

Thomas M. Wynne	66	Senior Vice President and Chief Operating Officer

Nick Carter	76	Director and Member of Audit, Compensation and Conflicts Committees

Robert J. Druten	75	Director and Member of Audit, Compensation and Conflicts* Committees

John H. Robinson	72	Director and Member of Audit, Compensation* and Conflicts Committees

Wilson M. Torrence	81	Director and Member of Audit* and Compensation Committees

* Indicates Chairman of Committee.

Joseph W. Craft III has been President, Chief Executive Officer ("CEO") and a Director since August 1999, Chairman of the Board of Directors since January 1, 2019, and indirectly owns our general partner.  Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company's General Counsel and Chief Financial Officer.  He is a Director of the National Mining Association, and a Director and former Chairman of America's Power.  Mr. Craft is a Director and former Chairman of the Kentucky Chamber of Commerce.  He has been a Director of BOK Financial Corporation (NASDAQ: BOKF) since 2007 and chairman of its compensation committee since 2014.  Mr. Craft holds a Bachelor of Science degree in Accounting and a Juris Doctorate degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at the Massachusetts Institute of Technology. The specific experience, qualifications, attributes, or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

Brian L. Cantrell has been Senior Vice President and Chief Financial Officer since October 2003.  Prior to his current position, Mr. Cantrell was President of AFN Communications, LLC from November 2001 to October 2003 where he had previously served as Executive Vice President and Chief Financial Officer after joining AFN in September 2000.  Mr. Cantrell's previous positions include Chief Financial Officer, Treasurer and Director with Brighton Energy, LLC from August 1997 to September 2000; Vice President—Finance of KCS Medallion Resources, Inc.; and Vice President—Finance, Secretary and Treasurer of Intercoast Oil and Gas Company.  Mr. Cantrell is a Certified Public Accountant and

holds Master of Accountancy and Bachelor of Accountancy degrees from the University of Oklahoma. Mr. Cantrell announced his retirement effective March 31, 2023.

Megan J. Cordle became Vice President, Controller and Chief Accounting Officer in March 2022. Since joining the Partnership in October 1999, Ms. Cordle has held several positions of increasing responsibility, serving as Vice President Assistant Controller prior to her current position.  She held the position of Audit Manager with Deloitte & Touche LLP prior to joining the Partnership.  She is a certified public accountant and holds a Bachelor of Science in Business Administration degree with a major in Accounting from the University of Tulsa.

R. Eberley Davis has been Senior Vice President, General Counsel and Secretary since February 2007.  From 2003 to February 2007, Mr. Davis practiced law in the Lexington, Kentucky office of Stoll Keenon Ogden PLLC.  Prior to joining Stoll Keenon Ogden, Mr. Davis was Vice President, General Counsel and Secretary of Massey Energy Company for one year.  Mr. Davis also served in various positions, including Vice President and General Counsel, for Lodestar Energy, Inc. from 1993 to 2002.  Mr. Davis is an alumnus of the University of Kentucky, where he received a Bachelor of Arts degree in Economics and his Juris Doctorate degree.  He also holds a Master of Business Administration degree from the University of Kentucky.  Mr. Davis is a Trustee of the Energy and Mineral Law Foundation and a member of the Kentucky Bar Association.

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

Kirk D. Tholen became Senior Vice President in December 2019 and also serves as President of the Partnership's oil & gas minerals business.  Prior to his current position, Mr. Tholen most recently served as a Managing Director within the Oil & Gas Group and Head of the Acquisitions and Divestitures ("A&D") Practice for Houlihan Lokey in Houston.  From 2012 to 2015, he was Head of A&D for Credit Agricole CIB and was responsible for creating and leading their A&D platform to service domestic and cross-border client transactions as well as assisting in reserve-base lending, equity offerings and high-yield debt offerings.  From 2006 to 2012, Mr. Tholen provided business development, marketing, transaction management, negotiating and closing services to clients at Albrecht & Associates, Inc., a sell-side E&P boutique advisory firm.  His previous industry experience also includes serving as a Region Engineer for BJ Services from 1996 to 2006, where he provided drilling and fracturing technical services to clients operating in the lower 48 and Gulf of Mexico predominately as a dedicated in-house engineer focused on drilling and completions for BP, Conoco and Devon.  Mr. Tholen began his career in 1992 joining UNOCAL's Louisiana inland waters and shallow shelf operation and reservoir engineering team.  He holds a Bachelor of Science degree in Chemical Engineering from the University of Louisiana at Lafayette and a Master of Business Administration degree from the University of Houston.

Timothy J. Whelan has been Senior Vice President - Sales and Marketing of Alliance Coal, LLC since May 2013.  Since joining the Partnership in September 2003, Mr. Whelan has held several positions with increasing responsibility, serving as Vice President – Sales prior to his current position. Mr. Whelan previously served in various business development positions for MAPCO Inc. and as Director, Power & Gas Origination for Williams Energy Marketing and Trading.  Mr. Whelan has over 30 years of energy industry experience and is a former board member of the American Coal Council and The Coal Institute. Mr. Whelan holds a Bachelor of Science degree in Finance from the University of Arkansas.

D. Andrew Woodward became Senior Vice President – New Ventures in September 2022.  Prior to joining the Partnership, Mr. Woodward most recently served as Chief Executive Officer of Blueknight Energy Partners, L.P. (NASDAQ: BKEP/BKEPP) where he led the partnership's strategy, commercial activities and a successful sale of the business in August 2022. Prior to Blueknight, Mr. Woodward was the principal financial officer and Vice President, Finance and Treasurer of Andeavor Logistics, L.P. (NYSE: ANDX). Prior to this position, Mr. Woodward held various positions in corporate development, finance and investor relations at Andeavor (NYSE: ANDV), now Marathon Petroleum Corp. (NYSE: MPC). Before joining Andeavor, Mr. Woodward served as Vice President at RBC Capital Markets within its energy investment banking group. Mr. Woodward received his Bachelor of Arts in economics and philosophy from Colorado College and his Master of Business Administration from the University of Texas.

Thomas M. Wynne has been Senior Vice President and Chief Operating Officer since March 2009.  Mr. Wynne joined the company in 1981 as a mining engineer and held a variety of positions with the company prior to his appointment in July 1998 as Vice President—Operations.  Mr. Wynne has served the coal industry on the National Executive Committee for National Mine Rescue and previously as a member of the Coal Safety Committee for the National Mining Association.  In addition, Mr. Wynne is a past Chairman of the Kentucky Coal Association.  Mr. Wynne holds a Bachelor of Science degree in Mining Engineering from the University of Pittsburgh and a Master of Business Administration degree from West Virginia University.

Nick Carter became a Director in April 2015.  Mr. Carter is a member of the Audit, Compensation and Conflicts Committees.  Mr. Carter retired as President and Chief Operating Officer of Natural Resource Partners L.P. (NYSE: NRP) on September 1, 2014, having served in such capacities since 2002 and in other roles for NRP or its affiliates since 1990.  Prior to 1990, Mr. Carter held various positions with MAPCO Coal Inc. and was engaged in the private practice of law.  Mr. Carter previously served on the board of directors, the audit committee and as chairman of the compensation committee of Community Trust Bancorp, Inc. (NASDAQ: CTBI).  Mr. Carter also previously served as chairman of the National Council of Coal Lessors for 12 years, as chairman of the West Virginia Chamber of Commerce, and as a board member of the West Virginia Coal Association, the Indiana Coal Council, the National Mining Association, and ACCCE.  Mr. Carter has served as a board member of the Kentucky Coal Association for over 20 years and currently is its Treasurer.  Mr. Carter holds Bachelor's and Juris Doctorate degrees from the University of Kentucky and a Master of Business Administration degree from the University of Hawaii.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Carter should serve as a Director include his extensive experience in the coal and energy industries and in senior corporate leadership.

Robert J. Druten became a Director effective January 1, 2019.  Mr. Druten is Chairman of the Conflicts Committee and is a member of the Audit and Compensation Committees.  From January 2007 through 2018, Mr. Druten was a member of the board of directors of Alliance GP, LLC, the former general partner of Alliance Holdings GP, L.P. ("AHGP").  From September 1994 until his retirement in August 2006, Mr. Druten served as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc.  Mr. Druten holds a Bachelor of Science degree in Accounting from the University of Kansas as well as a Master of Business Administration from Rockhurst University.  Mr. Druten previously served as Chairman of the Board of Directors of Kansas City Southern Industries, Inc. (NYSE: KSU), a transportation and financial services company, and was Chairman of its executive committee and a member of its compensation committee and nominating and governance committees, and now serves as a trustee of the voting trust holding KSU pending the Surface Transportation Board's review and approval of KSU's recent combination with Canadian Pacific Railway Limited.  Mr. Druten is also a Trustee and former Chairman of the Board of Entertainment Properties Trust (NYSE: EPR), a real estate investment trust focused on the acquisition of movie theatre complexes and other entertainment-related properties, and is a member of its audit, compensation, finance and governance committees.  Mr. Druten previously served as a director of American Italian Pasta, from 2007 until it was acquired by Ralcorp Holdings in July 2010, where he was the Chair of its audit committee and also served on its compensation committee.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Druten should serve as Director are demonstrated by his lengthy and distinguished service as Chief Financial Officer of Hallmark, including direct oversight of a public company subsidiary, and his extensive experience serving as a director of public companies in multiple industries.

John H. Robinson became a Director in December 1999.  Mr. Robinson is Chairman of the Compensation Committee and a member of the Audit and Conflicts Committees.  Mr. Robinson is the Chairman of Hamilton Ventures, LLC.  From 2003 to 2004, he was Chairman of EPC Global, Ltd., an engineering staffing company.  From 2000 to 2002, he was the Executive Director of Amey plc, a British business process outsourcing company.  Mr. Robinson served as Vice Chairman of Black & Veatch, Inc. from 1998 to 2000.  He began his career at Black & Veatch in 1973 and was a General Partner and Managing Partner prior to becoming Vice Chairman when the firm was incorporated.  Mr. Robinson is a Director of Coeur Mining Corporation and a member of its executive and audit committees and chairman of its compensation committee.  He holds Bachelor and Master of Science degrees in Engineering from the University of Kansas and is a graduate of the Owner-President-Management Program at the Harvard Business School.  The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Robinson should serve as a Director include his significant experience in the engineering and consulting industries, his extensive service in senior corporate leadership positions in both industries and his familiarity with financial matters.

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

Board of Directors

Mr. Craft, who has been President and CEO and a member of the Board of Directors since ARLP's inception, assumed the Chairman role effective January 1, 2019.  We believe this leadership structure of the Board of Directors is appropriate for the Partnership given Mr. Craft's extensive knowledge of our industries, significant ownership position, and proven leadership of the Partnership.

The Board of Directors generally administers its risk oversight function through the board as a whole.  The Chairman, President and CEO, who reports to the Board of Directors, and the other executives named above, who report to the Chairman, President and CEO or, in the case of Mrs. Cordle, the CFO, have day-to-day risk management responsibilities.  At the Board of Directors' request, each of these executives attends the meetings of the Board of Directors, where the Board of Directors routinely receives reports on our financial results, the status of our operations and our safety performance, and other aspects of the implementation of our business strategy, with ample opportunity for specific inquiries of management.  In addition, management provides periodic reports of the Partnership's financial and operational performance to each member of the Board of Directors.  The audit committee of the Board of Directors ("Audit Committee") provides additional risk oversight through its quarterly meetings, where it receives a report from the Partnership's internal auditor, who reports directly to the Audit Committee, and reviews the Partnership's contingencies, significant transactions and subsequent events, among other matters, with management and our independent auditors.

The Board of Directors has selected as director nominees individuals with experience, skills and qualifications relevant to the business of the Partnership, such as experience in energy or related industries or with financial markets, expertise in mining, engineering or finance, and a history of service in senior leadership positions.  The Board of Directors has not established a formal process for identifying director nominees, nor does it have a formal policy regarding the consideration of diversity in identifying director nominees, but has endeavored to assemble a diverse group of individuals with the qualities and attributes required to provide effective oversight of the Partnership.

Audit Committee

The Audit Committee comprises all four non-employee members of the Board of Directors (Messrs. Carter, Druten, Robinson, and Torrence).  After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with us that might affect their independence, the Board of Directors has determined that all current Audit Committee members are "independent" as that concept is defined in Section 10A of the Exchange Act, all current Audit Committee members are "independent" as that concept is defined in the applicable rules of NASDAQ Stock Market, LLC, all current Audit Committee members are financially literate, and Mr. Torrence qualifies as an "audit committee financial expert" under the applicable rules promulgated pursuant to the Exchange Act.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2022.  The Audit Committee's activities included, but were not limited to: (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2022, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor.  Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter.  A copy of the Audit Committee charter is publicly available on our website under "Investor Relations" at www.arlp.com and is available in print without charge to any unitholder who requests it.  Such requests should be directed to Investor Relations at (918) 295-7674.  The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2022 for filing with the SEC.

Members of the Audit Committee:

Wilson M. Torrence, Chairman

Nick Carter

Robert J. Druten

John H. Robinson

Code of Ethics

We have adopted a code of ethics with which the Chairman, President and CEO and the senior financial officers (including the principal financial officer and the principal accounting officer) are expected to comply.  The code of ethics is publicly available on our website under "Investor Relations" at www.arlp.com and is available in print without charge to any unitholder who requests it.  Such requests should be directed to Investor Relations at (918) 295-7674.  If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to the President and CEO, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.  There were no such amendments or waivers during the year ended December 31, 2022.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Based on a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2022 none of our directors or executive officers or persons who beneficially owned more than ten percent of a registered class of our equity securities were delinquent with respect to any of the filing requirements under Section 16(a).

Reimbursement of Expenses of our General Partner and its Affiliates

Our general partner does not receive any management fee or other compensation in connection with its management of us.  Our general partner is reimbursed by us for all expenses incurred on our behalf.  Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The compensation committee of the Board of Directors ("Compensation Committee") oversees the compensation of our general partner's executive officers, including the Chairman, President and CEO (our principal executive officer) the Senior Vice President and Chief Financial Officer (our principal financial officer) and the three most highly compensated executive officers in 2022, each of whom is named in the Summary Compensation Table (collectively, our "Named Executive Officers").  Our Named Executive Officers are employees of our operating subsidiary, Alliance Coal.

Compensation Objectives and Philosophy

The compensation of our Named Executive Officers is designed to achieve three key objectives: (i) provide a competitive compensation opportunity to allow us to recruit and retain key management talent, (ii) align executive officers' interests with unitholder interests and (iii) motivate and reward the executive officers for creating sustainable, capital-efficient growth in available cash to maximize unitholder returns.  In making decisions regarding executive compensation, the Compensation Committee reviews current compensation levels of other companies in the coal industry and other peers, considers the Chairman, President and CEO's assessment of each of the other executives, and uses its discretion to determine an appropriate total compensation package of base salary and short-term and long-term incentives.  The Compensation Committee intends for each executive officer's total compensation to be competitive in the marketplace and to effectively motivate the officer.  Based on its review of our overall executive compensation program, the Compensation Committee believes the program is appropriately applied to our general partner's executive officers and is necessary to attract and retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance unitholder value.  Moreover, the Compensation Committee believes the total compensation opportunities provided to our general partner's executive officers create alignment with our long-term interests and those of our unitholders.  As a result, we do not maintain unit ownership requirements for our Named Executive Officers.

Setting Executive Compensation

We have not historically maintained employment agreements with any of our Named Executive Officers.  We provided an employment letter to our Senior Vice President, Mr. Tholen (the "Tholen Employment Letter"), in connection with his hiring in December 2019 setting forth the initial terms of his employment, which we determined were necessary to successfully hire Mr. Tholen and in the best interests of the Company. Mr. Tholen also serves as the President of Alliance Minerals, LLC. The Tholen Employment Letter provided, among other things, that if Mr. Tholen's employment was involuntarily terminated on or before December 31, 2022, other than for Good Cause (as defined in the Tholen Employment Letter), Mr. Tholen would have received a severance payment in an amount equal to (a) two times Mr. Tholen's then-effective annual base salary plus (b) two times the then-effective standard payout for Mr. Tholen under the short-term incentive plan ("STIP"), which amount would have been paid at the time of Mr. Tholen's termination of employment. The foregoing description of the Tholen Employment Letter does not purport to be complete and is qualified in its entirety by reference to the full and complete text of the Tholen Employment Letter, which is filed as an exhibit to this filing.  The potential severance benefits provided by the Tholen Employment Letter are expired, but they were applicable during the 2022 year to which this section of the disclosure relates.

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

Role of Executive Officers

Each year, the Chairman, President and CEO submits recommendations to the Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to our Named Executive Officers, excluding himself.  The Chairman, President and CEO bases his recommendations on his assessment of each executive's performance, experience, demonstrated leadership, job knowledge and management skills.  The Compensation Committee considers the recommendations of the Chairman, President and CEO as one factor in making compensation decisions regarding our Named Executive Officers.  Historically, and in 2022, the Compensation Committee and the Chairman, President and CEO have been substantially aligned on decisions regarding the compensation of the Named Executive Officers.  As executive officers are promoted or hired during the year, the Chairman, President and CEO makes compensation recommendations to the Compensation Committee and works closely with the Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the Compensation Committee.  At the direction of the Compensation Committee, the Chairman, President and CEO and the Senior Vice President, General Counsel and Secretary attend certain meetings of the Compensation Committee.

Use of Peer Group Comparisons

The Compensation Committee believes that it is important to review and compare our performance with that of peer companies in the coal industry, and reviews the composition of the peer group annually.  The peer group for 2022 included Alpha Metallurgical Resources, Inc., Arch Resources, Inc., Consol Energy, Inc., Natural Resource Partners L.P., Peabody Energy Corporation, and Warrior Met Coal, Inc.  In assessing the competitiveness of our executive compensation program for 2022, the Compensation Committee, with the assistance of the Chairman, President and CEO, collected and analyzed peer group proxy information and developed a comparative analysis of base salaries, short-term incentives, total cash compensation, long-term incentives and total compensation.  The Compensation Committee uses the peer group data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers.  The Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

Consideration of Equity Ownership and CEO Compensation

Mr. Craft, the Chairman, President and CEO, is evaluated and treated differently with respect to compensation than our other Named Executive Officers.  Mr. Craft and related entities own significant equity positions in ARLP and Mr. Craft indirectly owns our general partner.  Because of these ownership positions, the interests of Mr. Craft are directly aligned with those of our unitholders.  Mr. Craft has not received an increase in base salary since 2002, has not received a bonus under our STIP since 2005 and did not receive any grants of Long-Term Incentive Plan ("LTIP") awards from 2005 through 2015.  On January 22, 2016, the Compensation Committee approved an LTIP award for Mr. Craft that vested on January 1, 2019.  Mr. Craft has not received any subsequent LTIP awards.  Beginning in February 2016, at Mr. Craft's request, his annual base salary was reduced to $1.

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

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of our core businesses.  (EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target, and it increases in relation to our EBITDA, as adjusted, exceeding the minimum threshold.  Our STIP Guidelines provide that achieving the minimum threshold is the minimum acceptable result for a performance pay-out to occur under the STIP, although the Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion.  In 2022, the Compensation Committee approved a minimum financial performance target of $630.0 million in EBITDA from current operations, normalized by excluding any charges for unit-based and directors' compensation.  For 2022, we exceeded the minimum performance target.

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

The performance measure for the STIP in 2023 will be EBITDA for current operations, excluding charges for unit-based and directors' compensation.  As discussed above, the Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out.  The Compensation Committee believes the STIP performance criteria for 2023 will be reasonably difficult to achieve and therefore support our key compensation objectives discussed above.

The Compensation Committee maintains discretion to grant cash bonus awards outside of the STIP to address special situations.

Equity Awards under the LTIP

Equity compensation pursuant to the LTIP is a key component of our executive compensation program.  Our LTIP is sponsored by Alliance Coal.  Under the LTIP, grants may be made of either (a) restricted units, (b) options to purchase common units (although to date, no grants of options have been made) or c) cash awards.  The Compensation Committee has the authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period.  Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our general partner's Chairman, President and CEO, subject to review and approval by the Compensation Committee.  Grant levels are intended to support the objectives of the comprehensive compensation package described above.  The LTIP grants provide our Named Executive Officers with the opportunity to achieve a meaningful ownership stake in the Partnership, thereby assuring that their interests are aligned with our success.  Even though Mr. Craft was not granted an award under the LTIP from 2005 through 2021 with the exception of one grant in 2016, the Compensation Committee believes Mr. Craft's interests are directly aligned with the interests of our unitholders as a result of his ownership positions.  There is no formula for determining the size of awards to any individual recipient and, as it does when reviewing base salaries and individual STIP payments, the Compensation Committee considers its assessment of the individual's performance, our financial performance, compensation levels at peer companies in the coal industry and the recommendation of the Chairman, President and CEO.  Amounts realized from prior grants, including amounts realized due to changes in the value of our common units, are not considered in setting grant levels or other compensation for our Named Executive Officers.

Restricted Units.  Restricted units granted under the LTIP are "phantom" or notional units that upon vesting entitle the participant to receive an ARLP common unit.  Restricted units granted under the LTIP vest at the end of a stated period from the grant date, provided we achieve an aggregate performance target for that period.  However, if a grantee's employment is terminated for any reason prior to the vesting of any restricted units, those restricted units will be automatically forfeited, unless the Compensation Committee, in its sole discretion, determines otherwise.  The number of units actually distributed upon satisfaction of the applicable vesting requirements is reduced to cover the income tax withholding requirement for each individual participant based on the fair market value of the common units as of the date of distribution.  At the Compensation Committee's discretion, grants of restricted units under the LTIP may include the contingent right to receive quarterly distributions in an amount equal to the cash distributions we make to unitholders during the vesting period ("DERs").  DERs are payable, in the discretion of the Compensation Committee, either in cash or in the form of additional Restricted Units credited to a book-keeping account subject to the same vesting restrictions as the tandem award.

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

The LTIP provides the Compensation Committee with the discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant.  The Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the LTIP will be reasonably difficult to satisfy and therefore support our key compensation objectives discussed above.

Grants for 2022 under the LTIP, made January 26, 2022, will cliff vest on January 1, 2025, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation, for the period January 1, 2022 through December 31, 2024.  Regardless of achieving the EBITDA target, the 2022 grants have a minimum value guarantee of either $6.41 or $9.62 per unit.  Grants for 2023 under the LTIP, made January 27, 2023, will cliff vest on January 1, 2026, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation, for the period January 1, 2023 through December 31, 2025.  Regardless of achieving the EBITDA target, the 2023 grants have a minimum value guarantee of either $10.27 or $15.41 per unit.  The LTIP provides the Compensation Committee with the discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant.  The Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the LTIP will be reasonably difficult to satisfy and therefore support our key compensation objectives discussed above.

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

Compensation Committee Report

The Compensation Committee has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Summary Compensation Table

					Non-Equity
				Unit	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation
Position	Year	($)	($)(1)	($)(2)(3)	($)(4)	($)(5)	Total

Joseph W. Craft III	2022	1	—	—	—	—	1
President, Chief Executive	2021	1	—	—	—	—	1
Officer and Chairman	2020	1	—	—	—	—	1

Brian L. Cantrell,	2022	304,000	117,723	—	340,000	54,089	815,812
Senior Vice President and	2021	309,846	—	567,182	250,000	30,443	1,157,471
Chief Financial Officer	2020	309,846	289,513	756,965	—	181,843	1,538,167

R. Eberley Davis	2022	362,693	152,898	629,541	365,000	86,600	1,596,732
Senior Vice President,	2021	351,635	—	722,394	365,000	41,768	1,480,797
General Counsel and Secretary	2020	351,635	377,249	964,133	—	248,531	1,941,548

Kirk D. Tholen	2022	500,000	1,000,000	1,040,560	531,920	204,252	3,276,732
Senior Vice President; also	2021	509,615	500,000	1,194,061	540,000	152,688	2,896,364
President Alliance Minerals, LLC	2020	500,000	500,000	862,779	500,000	421,764	2,784,543

Thomas M. Wynne	2022	427,000	175,179	728,391	460,000	87,433	1,878,003
Senior Vice President and	2021	411,769	—	835,818	400,000	43,588	1,691,175
Chief Operating Officer	2020	411,769	391,899	1,114,122	—	267,645	2,185,435
(1)	The amounts for Messrs. Cantrell, Davis and Wynne represent the first payment of the 2020 service-based vesting LTIP awards which were paid in cash in February 2022 and cash bonuses paid in December 2020. The amounts for Mr. Tholen represent the first payment of his 2020 service-based vesting LTIP awards which was paid in cash in February 2022 and the last two installments of his signing bonus paid in 2021 and 2020.

(2)	Restricted units granted in February 2020 were determined to be improbable of vesting and amended during the fourth quarter of 2020 for all LTIP participants other than Mr. Tholen, including Messrs. Cantrell, Davis and Wynne. The amendments modified the performance vesting requirement and granted additional restricted units. The modified performance vesting requirement makes it probable the awards will vest. As a result, the amounts for 2020 for Messrs. Cantrell, Davis, and Wynne include $409,822, $521,981 and $603,944, respectively, representing the grant date fair value of the restricted units when originally granted in February 2020, and $213,857, $272,385 and $315,156, respectively, representing the fair value of the same restricted units at the date of modification in December 2020. The fair value of the modified awards was calculated by taking the fair value of the modified awards at the date of modification minus the fair value of the original awards immediately prior to modification. Since the original awards granted in February 2020 were determined to be improbable of vesting, the fair value of the original awards immediately prior to modification was zero. The 2020 amounts also include the grant date fair value of the additional restricted units granted in December 2020. The grants include a minimum value guarantee. For Mr. Tholen, the 2020 amount represents the grant date fair value of the restricted units when originally granted in February 2020. The restricted units granted to Mr. Tholen in February 2020 were canceled in December 2020 and replaced with a cash service award that was paid one-half in February 2022 and one-half in February 2023. Mr. Craft did not receive any grants under the LTIP during 2020.

(3)	Other than the restricted units which were modified in December 2020 and discussed in footnote (2) above, the Unit Awards represent the aggregate grant date fair value of restricted units granted pursuant to FASB ASC 718, using the same assumptions as used for financial reporting purposes and which are more fully described in "Item 8. Financial Statements and Supplementary Data—Note 18 – Common Unit-Based Compensation Plans," to each Named Executive Officer under the LTIP in the respective year. The restricted units that were granted in 2018 were settled in cash at $4.99 per unit in December 2020. The cash settlement is included in "All Other Compensation" in 2020. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the LTIP" for a description of the terms of the awards.

(4)	Amounts represent the STIP bonus earned for the respective year. STIP payments typically are made in the first quarter of the year following the year in which they are earned, however the STIP payment to Mr. Tholen in 2020 was made in December 2020. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards."

(5)	For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price of our common units on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000. In addition, the amounts for 2020 include cash settlement in December 2020 of restricted units that were granted under the LTIP in 2018. A reconciliation of the 2022 amounts is as follows:

		Profit Sharing Plan
		Employer
	SERP ($)	Contribution ($)	Total ($)

Joseph W. Craft III	—	—	—

Brian L. Cantrell	29,769	24,320	54,089

R. Eberley Davis	62,200	24,400	86,600

Kirk D. Tholen	179,852	24,400	204,252

Thomas M. Wynne	63,033	24,400	87,433

Grants of Plan-Based Awards Table

									All Other
			Estimated Future Payouts Under			Estimated Future Payouts Under			Unit	Grant Date
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Awards:	Fair Value
			Threshold	Target	Maximum	Threshold	Target	Maximum	Number of	of Unit
Name	Grant Date	Approved Date	($)(3)	($)(4)	($)(3)	(#)(5)	(#)(6)	(#)(5)	Units (#)(7)	Awards ($)(8)

Joseph W. Craft III	February 14, 2022	(1), (2)							5,452	73,875
	May 13, 2022	(1), (2)							5,725	106,142
	August 12, 2022	(1), (2)							5,465	124,438
	November 14, 2022	(1), (2)							6,673	145,538
									23,315	449,993

Brian L. Cantrell	February 14, 2022	(1), (2)							794	10,759
	May 13, 2022	(1), (2)							834	15,462
	August 12, 2022	(1), (2)							796	18,125
	November 14, 2022	(1), (2)							972	21,199
	December 31, 2022	(2)							1,465	29,769
	January 26, 2022	January 23, 2023		340,000					—	—
				340,000					4,861	95,314

R. Eberley Davis	February 10, 2022	February 10, 2022					47,192		—	629,541
	February 14, 2022	(1), (2)					—		1,205	16,328
	May 13, 2022	(1), (2)					—		1,266	23,472
	August 12, 2022	(1), (2)					—		1,208	27,506
	November 14, 2022	(1), (2)					—		1,475	32,170
	December 31, 2022	(2)					—		3,061	62,200
	January 26, 2022	January 23, 2023		365,000			—		—	—
				365,000			47,192		8,215	791,217

Kirk D. Tholen	February 10, 2022	February 10, 2022					78,003		—	1,040,560
	February 14, 2022	(1), (2)					—		833	11,287
	May 13, 2022	(1), (2)					—		875	16,223
	August 12, 2022	(1), (2)					—		835	19,013
	November 14, 2022	(1), (2)					—		1,019	22,224
	December 31, 2022	(2)					—		8,851	179,852
	January 26, 2022	January 23, 2023		531,920			—		—	—
				531,920			78,003		12,413	1,289,159

Thomas M. Wynne	February 10, 2022	February 10, 2022					54,602		—	728,391
	February 14, 2022	(1), (2)					—		1,203	16,301
	May 13, 2022	(1), (2)					—		1,263	23,416
	August 12, 2022	(1), (2)					—		1,206	27,461
	November 14, 2022	(1), (2)					—		1,472	32,104
	December 31, 2022	(2)					—		3,102	63,033
	January 26, 2022	January 23, 2023		460,000			—		—	—
				460,000			54,602		8,246	$890,706
(1)	In accordance with the provisions of the SERP, a participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions when we pay a distribution to our common unitholders, which is added to the account balance in the form of phantom units.

(2)	These contributions are made in accordance with the SERP plan document that has been approved by the Compensation Committee. Therefore, these contributions are not separately approved by the Compensation Committee.

(3)	Awards under the STIP are subject to our achieving an annual financial performance target each year. However, determination of individual awards under the STIP is based on an assessment of the Named Executive Officer's performance, comparative compensation data of companies in our peer group and recommendation of the Chairman, President and CEO. The STIP does not specify any threshold or maximum payout amounts. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

(4)	These amounts represent awards pursuant to our STIP. On January 26, 2022, the Compensation Committee set the EBITDA target amount for use in determining the total plan payout for 2022. The discretionary payout allocations to all participating employees is determined after the year is completed. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

(5)	Grants of restricted units under our LTIP are generally not subject to minimum thresholds, targets or maximum payout conditions. However, the vesting of these grants is subject to the satisfaction of certain performance criteria. The grants include a minimum value guarantee. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(6)	These awards are grants of restricted units pursuant to our LTIP. The grants include a minimum value guarantee. Mr. Cantrell did not receive an LTIP award in 2022 as his announced retirement on March 31, 2023 is prior to the vesting of these grants. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(7)	These awards are phantom units added to each Named Executive Officer's SERP notional account balance. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

(8)	We calculated the fair value of LTIP awards granted on February 10, 2022 to our Named Executive Officers using a value of $13.34 per unit, the closing unit price on the grant date. We calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted. Phantom units granted under the SERP vest on the date granted.

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

During the fourth quarter of 2020, it was determined the vesting performance requirement with respect to the restricted units granted under the LTIP on January 22, 2020 (the "2020 Grants") was not probable of being satisfied, and previously recognized expense for the 2020 Grants was reversed.  In December 2020, the 2020 Grant to Mr. Tholen was canceled and the Compensation Committee approved amending the terms of the 2020 Grants to participants other than Mr. Tholen.  The amendments to the 2020 Grants revised the vesting performance requirement and increased the number of restricted units granted under the amended 2020 Grants. The amended 2020 Grants vested on January 1, 2023.

In addition, in 2020 the Compensation Committee approved new 2020 service-based vesting LTIP awards. These awards are denominated in cash were paid 75% in February 2022 and 25% in February 2023 for all participants other than

Mr. Tholen.  Mr. Tholen was granted a service-based vesting award denominated in cash and was paid one-half in February 2022 and one-half in February 2023.

As with the bonus awards above, these 2020 LTIP actions were taken by the Compensation Committee in recognition of the difficulty of managing our business through the unprecedented impacts of the COVID-19 pandemic and based on its determination that such actions were prudent and necessary to help retain and motivate our management team.

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

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

				Salary and
				Bonus as a % of
		Salary and	Total	Total
Name	Year	Bonus ($) (1)	Compensation ($)	Compensation ($)(1)

Joseph W. Craft III	2022	1	1	100.0%

Brian L. Cantrell	2022	421,723	815,812	51.7%

R. Eberley Davis	2022	515,591	1,596,732	32.3%

Kirk D. Tholen	2022	1,500,000	3,276,732	45.8%

Thomas M. Wynne	2022	602,179	1,878,003	32.1%
(1)	Percentages were calculated using the base salary and bonus of the Named Executive Officers. The bonus we provided in 2022 to our Named Executive Officers was the first payment of the 2020 service-based vesting LTIP awards which were paid in cash in February 2022. See above for more discussion of the 2020 service-based vesting LTIP awards.

Outstanding Equity Awards at 2022 Fiscal Year End Table

Equity
	Equity	Incentive Plan
	Incentive Plan	Awards:
	Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Units or Other	Units or
	Rights That	Other Rights
	Have Not	That Have
Name	Vested (#)(1)	Not Vested ($)(2)

Joseph W. Craft III	—	—

Brian L. Cantrell	163,212	3,316,648

R. Eberley Davis	255,070	5,183,022

Kirk D. Tholen	276,023	5,608,787

Thomas M. Wynne	294,841	5,991,169
(1)	Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2022. Subject to our achieving financial performance targets, these units will vest as follows:

	January 1,
Name	2023	2024	2025
Joseph W. Craft III	—	—	—

Brian L. Cantrell	69,152	94,060	—

R. Eberley Davis	88,078	119,800	47,192

Kirk D. Tholen	—	198,020	78,003

Thomas M. Wynne	101,629	138,610	54,602

Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."  All grants of restricted units under the LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

(2)	Stated values are based on $20.32 per unit, the closing price of our common units on December 30, 2022, the final market trading day of 2022.

Units Vested for 2022

Our Named Executive Officers did not have any restricted units granted under the LTIP that vested during 2022. For more information on the LTIP, please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

Nonqualified Deferred Compensation Table for 2022

				Aggregate
	Executive	Registrant	Aggregate	Withdrawals/	Aggregate
	Contributions	Contributions	Earnings	Distributions	Balance
	in Last Fiscal	in Last Fiscal	in Last Fiscal	in Last Fiscal	at Last Fiscal
Name	Year ($) (1)	Year ($) (2)	Year ($) (3)	Year ($) (1)	Year End ($) (4)
Joseph W. Craft III	—	—	2,738,048	—	6,464,686

Brian L. Cantrell	—	29,769	398,686	—	971,052

R. Eberley Davis	—	62,200	605,165	—	1,491,000

Kirk D. Tholen	—	179,852	418,103	—	1,166,957

Thomas M. Wynne	—	63,033	603,948	—	1,488,948
(1)	Column not applicable.

(2)	Amounts represent awards of phantom units contributed to each Named Executive Officer's SERP notional account balance. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan." These amounts have also been included within the "All Other Compensation" column of the Summary Compensation Table for the 2022 year.

(3)	Amounts represent earnings accrued during 2022 on each Named Executive Officer's SERP notional account balance for additional phantom units as a result of quarterly distributions on our common units and changes in the market value of the notional account balance. The market value of the notional account balance at the end of 2022 and 2021 was $20.32 and $12.64 per common unit, respectively. Earnings were not above-market or preferential.

(4)	Amounts represent the Named Executive Officer's cumulative notional account balance of phantom units valued at $20.32, the closing price of our common units on December 30, 2022, the final market-trading day of 2022. The amounts include aggregate phantom unit quarterly distributions, changes in market value and the following aggregate amounts contributed since inception to each Named Executive Officer's SERP notional account balance including the amounts contributed in the last fiscal year shown in the table above: Mr. Craft, $670,927; Mr. Cantrell, $420,996; Mr. Davis, $688,966; Mr. Tholen; $461,000; and Mr. Wynne, $611,054. These amounts contributed since inception, other than the amounts contributed in the last fiscal year, were previously reported as compensation in the Summary Compensation Table in previous years.

Narrative Discussion Relating to the Nonqualified Deferred Compensation Table for 2022

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

The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in "Item 11. Nonqualified Deferred Compensation Table for 2022" and the amounts each of the Named Executive Officers could receive under the LTIP have been previously disclosed in "Item 11. Outstanding Equity Awards at 2022 Fiscal Year End Table", in each case assuming the triggering event occurred on December 31, 2022.  In addition, if a Named Executive Officer's employment were terminated as a result of one of certain enumerated events in the SERP, the Named Executive Officer would receive an amount based on an allocation for the year of termination.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan" for additional information regarding the enumerated events and allocation determination.  The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

The Tholen Employment Letter provided that if Mr. Tholen's employment was involuntarily terminated on or before December 31, 2022, other than for Good Cause (as defined in the Tholen Employment Letter), Mr. Tholen would have received a severance payment in an amount equal to two times Mr. Tholen's then-effective annual base salary plus his target STIP award, which as of December 31, 2022 would have equaled $2,000,000.  However, as noted above, Mr. Tholen was only eligible to receive this potential severance payment through the end of the 2022 year.  As of the date of these disclosures, none of our Named Executive Officers are eligible for severance or change in control benefits outside of their SERP payments and potential equity award acceleration described above.

Director Compensation

The sole member of our general partner has the right to set the compensation of the directors of our general partner.  Typically, such compensation has been set by the Compensation Committee with the concurrence of Mr. Craft, who indirectly owns our general partner.  Mr. Craft, our only employee director, received no director compensation for 2022, and all compensation that Mr. Craft received in his capacity as an employee is set forth above within the Summary Compensation Table.  The directors of MGP devote 100% of their time as directors of MGP to the business of the ARLP Partnership.

Director Compensation Table for 2022

					Change in Pension
				Non-Equity	Value and
	Fees earned	Unit	Option	Incentive Plan	Nonqualified Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($) (2)(3)	($)(1)	($)(1)	Earnings ($)(1)	($)(4)	Total ($)
Robert J. Druten	$190,250	$18,062	$—	$—	$—	$25,000	$233,312
John H. Robinson	190,250	—	—	—	—	25,000	215,250
Wilson M. Torrence	210,250	14,829	—	—	—	25,000	250,079
Nick Carter	180,250	—	—	—	—	25,000	205,250
(1)	Columns are not applicable to 2022 director compensation.

(2)	Amounts represent the grant date fair value of equity awards in 2022 related to deferrals of distributions earned on deferred units (computed pursuant to FASB ASC 718, using the same assumptions as used for financial reporting purposes and which are more fully described in "Item 8. Financial Statements and Supplementary Data—Note 18 – Common Unit-Based Compensation Plans"). Please see Narrative to Director Compensation Table, below.

(3)	At December 31, 2022, each director had the following number of "phantom" ARLP common units credited to his notional account under MGP's Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan"):

Directors
Deferred
Compensation
Name	Plan (in Units)
Robert J. Druten	12,877

John H. Robinson	—

Wilson M. Torrence	10,570

Nick Carter	—

(4)	These amounts represent a discretionary payment to the directors as a result of 2022 performance.

Narrative to Director Compensation Table

Compensation for our non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis.  The annual retainer increased in April 2022 to $185,000 from $166,000. In addition to the retainer, Mr. Torrence also was entitled to annual cash compensation in 2022 of $30,000 for service as Chairman of the Audit Committee, and Mr. Robinson and Mr. Druten also were entitled to additional annual cash compensation of $10,000 each for service as Chairman of the Compensation Committee and the Conflicts Committee, respectively.  Directors have the option to defer all or part of their cash compensation pursuant to the Directors' Deferred Compensation Plan by completing an election form prior to the beginning of each calendar year.  No director elected to defer cash compensation in 2022.

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

For 2022, our last completed fiscal year:

●	The median of the annual total compensation of all employees of our company (other than the CEO) was $86,003.
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table was $1.
●	Based on this information, for 2022 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 0.00001 to 1.

To determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2022, our employee population consisted of approximately 3,371 individuals with the vast majority of these individuals located in the United States. This population consisted of our full-time and part-time employees, as we do not have seasonal workers.
●	We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2022.
●	We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since the vast majority of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.
●	After we identified our median employee, we combined all of the elements of such employee's compensation for the 2022 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $86,003, comprised of such employee's W-2 compensation of $82,956 and contributions in the amount of $3,047 that we made on the employee's behalf to our 401(k) plan for the 2022 year.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the "Total" column of our 2022 Summary Compensation Table.

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

The following table sets forth certain information as of February 8, 2023, regarding the beneficial ownership of common units held by (a) each director of our general partner, (b) each executive officer of our general partner identified in the Summary Compensation Table included in "Item 11. Executive Compensation" above, (c) all directors and executive officers as a group, and (d) each person known by our general partner to be the beneficial owner of 5% or more of our common units.  The address of our general partner and, unless otherwise indicated in the footnotes to the table below, each of the directors, executive officers and 5% unitholders reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119.  Unless otherwise indicated in the footnotes to the table below, the common units reflected as being beneficially owned by our general partner's directors and Named Executive Officers are held directly by such directors and officers.  The percentage of common units beneficially owned is based on 128,055,279 common units outstanding as of February 8, 2023.

		Percentage of Common
	Common Units	Units
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)	18,651,259	14.6%
Nick Carter	20,000	*
Robert J. Druten	25,628	*
John H. Robinson	7,462	*
Wilson M. Torrence	40,396	*
Brian L. Cantrell	234,617	*
R. Eberley Davis	196,255	*
Kirk D. Tholen	—	*
Thomas M. Wynne (2)	1,207,648	*
All directors and executive officers as a group (13 persons)	20,773,080	16.2%

5% Common Unit Holder
Kathleen S. Craft	16,223,539	12.7%
*	Less than one percent.

(1)	The common units attributable to Mr. Craft consist of (i) 18,482,657 common units held directly by him and (ii) 168,602 common units attributable to Mr. Craft's spouse.

(2)	The common units attributable to Mr. Wynne consist of (i) 856,612 common units held directly by him and (ii) 351,036 common units held through a trust and another entity controlled by him.

Equity Compensation Plan Information

	Number of units to be issued upon		Number of units remaining
	exercise/vesting of outstanding	Weighted-average exercise	available for future issuance
	options, warrants and rights	price of outstanding options,	under equity compensation plans
Plan Category	as of December 31, 2022	warrants and rights	as of December 31, 2022
Equity compensation plans approved by unitholders:
Long-Term Incentive Plan	3,697,133	N/A	7,759,827
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	719,093	N/A	N/A
Directors' Deferred Compensation	23,447	N/A	N/A

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the related-party transactions discussed in "Item 8. Financial Statements and Supplementary Data—Note 22 — Related-Party Transactions and Note 26 – Subsequent Events" ARLP has the following additional related-party transactions:

Related-Party Transactions

The Board of Directors and its Conflicts Committee review our related-party transactions that involve a potential conflict of interest between MGP, which holds a non-economic general partner interest in ARLP, or any of its affiliates and ARLP or its subsidiaries or any other partner of ARLP to determine that such transactions are fair and reasonable to the ARLP.  As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below that had such potential conflict of interest.

Expense Reimbursements

Our partnership agreement provides that MGP and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, director fees and expenses, management's salaries and related benefits (including incentive compensation), and accounting, budgeting, planning, treasury, public relations, land administration, environmental, permitting, payroll, benefits, disability, workers' compensation management, legal and information technology services.  MGP may determine in its sole discretion the expenses that are allocable to us.  Total costs billed to us by MGP and its affiliates were approximately $0.8 million for the year ended December 31, 2022.  The executive officers of MGP are employees of and paid by Alliance Coal, and the reimbursement we pay to MGP pursuant to the partnership agreement does not include any compensation expenses associated with them.

JC Land

Our subsidiary, Alliance Service, Inc. ("ASI"), has a time-sharing agreement with Mr. Craft and Mr. Craft's affiliate, JC Land, LLC ("JC Land"), concerning their use of aircraft owned by ASI for purposes other than our business.  In accordance with the provisions of that agreement, Mr. Craft and JC Land paid ASI $0.09 million for the year ended December 31, 2022 for use of the aircraft. In addition, Alliance Coal has a time-sharing agreement with JC Land concerning Alliance Coal's use of an airplane owned by JC Land.  In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.3 million for the year ended December 31, 2022 for use of the aircraft.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots employed by Alliance Coal to operate aircraft owned by ASI and JC Land.  In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots.  JC Land paid us $0.3 million in 2022 pursuant to this agreement.  Separately, JC Land paid us $0.5 million during 2022 for fuel, pilot travel, etc. paid by us on their behalf.

Omnibus Agreement

We are party to an omnibus agreement with MGP and AGP, which govern potential competition among us and the other parties to this agreement.  Pursuant to the terms of the omnibus agreement, AGP and its affiliates agreed, for so long as Mr. Craft controls MGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless it first offers us the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors, with the concurrence of its Conflicts Committee, elects to cause us not to pursue such opportunity or acquisition. In addition, AGP has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided AGP offers us the opportunity to purchase the coal assets following the acquisition.  The restriction does not apply to the assets retained and business conducted by an affiliate of AGP at the closing of our initial public offering.  Except as provided above AGP and its affiliates are prohibited from engaging in activities wherein they compete directly with us.

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

All members of the Audit Committee—Messrs. Torrence, Carter, Druten and Robinson—and all members of the Compensation Committee—Messrs. Robinson, Carter, Druten and Torrence—are independent directors as defined under applicable NASDAQ and Exchange Act rules.  Please see "Item 10.  Directors, Executive Officers and Corporate Governance of the General Partner—Audit Committee" and "Item 11.  Executive Compensation—Compensation Discussion and Analysis."

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Grant Thornton LLP is our independent registered public accounting firm for the 2022 year. The following table sets forth fees paid to Grant Thornton LLP during the years ended December 31, 2022 and 2021:

	2022	2021

	(in thousands)
Audit Fees (1)	$813	$670
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—
Total	$813	$670
(1)	Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

(2)	Audit-related fees include fees related to acquisition due diligence and accounting consultations.

(3)	Tax fees consist primarily of services rendered for tax compliance, tax advice, and tax planning.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements and Supplementary Data.

(a)(2)Financial Statement Schedule.

Schedule I – Condensed Financial Information of Registrant	150

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)          The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.3	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.5	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.6	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634680	3.9	02/23/2018

3.7	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.3	06/06/2018

3.8	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of June 1, 2018.	8-K	000-26823 1883834	3.4	06/06/2018

3.9	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.5	06/06/2018

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC, dated as of May 31, 2018.	8-K	000-26823 1883834	3.7	06/06/2018

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., included in this Exhibit Index as Exhibit 3.2).	8-K	000-26823 17990766	3.2	07/28/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

4.2	Indenture, dated as of April 24, 2017, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	000-26823 17798539	4.1	04/24/2017

4.3	Form of 7.500% Senior Note due 2025 (included in Exhibit 4.2).	8-K	000-26823 17778550	4.1	04/24/2017

4.4	Description of the Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934.					☑

10.1	Amendment and Restatement of Letter of Credit Facility Agreement dated October 2, 2010.	10-Q	000-26823 11823116	10.1	05/09/2011

10.2	Letter of Credit Facility Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 1782487	10.25	11/13/2001

10.3	First Amendment to the Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association.	10-Q	000-26823 02827517	10.32	11/14/2002

10.4	Promissory Note Agreement dated as of October 2, 2001, between Alliance Resource Partners, L.P. and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.26	11/13/2001

10.5	Guarantee Agreement, dated as of October 2, 2001, between Alliance Resource GP, LLC and Bank of the Lakes, N.A.	10-Q	000-26823 1782487	10.27	11/13/2001

10.6	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.7	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.8(1)	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.17	03/15/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.9(1)	First Amendment to the Alliance Coal, LLC 2000 Long-Term Incentive Plan	10-K	000-26823 04667577	10.18	03/15/2004

10.10(1)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.11(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.12(1)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.13	Guaranty by Alliance Resource Partners, L.P. dated March 16, 2012	10-Q	000-26823 12825281	10.3	05/09/2012

10.14(2)	Base Contract for Purchase and Sale of Coal, dated March 16, 2012, between Seminole Electric Cooperative, Inc. and Alliance Coal, LLC	10-Q	000-26823 12825281	10.1	05/09/2012

10.15(2)	Contract of Confirmation, effective March 16, 2012, between Seminole Electric Cooperative, Inc., Alliance Coal, LLC and Alliance Resource Partners, L.P.	10-Q/A	000-26823 12947715	10.2	07/05/2012

10.16	Amended and Restated Charter for the Audit Committee of the Board of Directors dated February 23, 2009	10-K	000-26823 09647063	10.35	03/02/2009

10.17	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.18	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Holdings GP, L.P. and Alliance GP, LLC	10-Q	000-26823 061017824	10.2	08/09/2006

10.19(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.20(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.21(1)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

10.22(1)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	02/28/2011

10.23	Amendment No. 2 to Letter of Credit Facility Agreement between Alliance Resource Partners, L.P. and Bank of the Lakes, National Association, dated April 13, 2009	10-Q	000-26823 09811514	10.1	05/08/2009

10.24(2)	Agreement for the Supply of Coal, dated August 20, 2009 between Tennessee Valley Authority and Alliance Coal, LLC	10-Q	000-26823 091164883	10.2	11/06/2009

10.25	Amended and Restated Charter for the Compensation Committee of the Board of Directors dated February 23, 2010.	10-K	000-26823 10638795	10.49	02/26/2010

10.26	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-26823 101000555	10.1	08/09/2010

10.27	Uncommitted Line of Credit and Reimbursement Agreement dated April 9, 2010 between Alliance Resource Partners, L.P. and Fifth Third Bank.	10-Q	000-26823 101000555	10.2	08/09/2010

10.28	Purchase and Sale Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as buyer and Alliance Coal, LLC, Gibson County Coal, LLC, Hopkins County Coal, LLC, Mettiki Coal (WV), LLC, Mt. Vernon Transfer Terminal, LLC, River View Coal, LLC, Sebree Mining, LLC, Tunnel Ridge, LLC and White County Coal, LLC, as originators	8-K	000-26823 141277053	10.1	12/10/2014

10.29	Sale and Contribution Agreement, dated as of December 5, 2014, among Alliance Resource Operating Partners, L.P., as seller and AROP Funding, LLC, as buyer	8-K	000-26823 141277053	10.2	12/10/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.30	Receivables Financing Agreement, dated as of December 5, 2014, among Borrower, PNC Bank, National Association, as administrative agent as well as the letter of credit bank, the persons from time to time party thereto as lenders, the persons from time to time party thereto as letter of credit participants, and Alliance Coal, LLC, as initial servicer	8-K	000-26823 141277053	10.3	12/10/2014

10.31	Performance Guaranty, dated as of December 5, 2014, by AROP in favor of PNC Bank, National Association, as administrative agent	8-K	000-26823 141277053	10.4	12/10/2014

10.32	Master Lease Agreement, dated as of October 29, 2015, between Alliance Resource Operating Partners, L.P., Hamilton County Coal, LLC and White Oak Resources LLC, as lessees, and PNC Equipment Finance, LLC and the other lessors named therein.	8-K	000-26823 151198024	10.1	11/04/2015

10.33(1)	The Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan as amended by the Third Amendment and Fourth Amendment	10-K	000-26823 161460619	10.46	02/26/2016

10.34	First Amendment to the Receivables Financing Agreement, dated as of December 4, 2015	10-Q	000-26823 161634229	10.1	05/10/2016

10.35	Second Amendment to the Receivables Financing Agreement, dated as of February 24, 2016	10-Q	000-26823 161634229	10.2	05/10/2016

10.36	Joinder Agreement, dated as of February 24, 2016, among Warrior Coal, LLC, Webster County Coal, LLC, White Oak Resources LLC and Hamilton County Coal, LLC, dated as of February 24, 2016	10-Q	000-26823 161634229	10.3	05/10/2016

10.37	Third Amendment to the Receivables Financing Agreement, dated as of December 2, 2016	10-K	000-26823 17636362	10.45	02/24/2017

10.38	Fourth Amendment to the Receivables Financing Agreement, dated as of November 27, 2017	10-K	000-26823 18634680	10.47	02/23/2018

10.39	Fifth Amendment to the Receivables Financing Agreement, dated as of January 17, 2018	10-K	000-26823 18634680	10.48	02/23/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.43	Sixth Amendment to the Receivables Financing Agreement, dated as of June 19, 2018	10-Q	000-26823 18994075	10.2	08/06/2018

10.40	Seventh Amendment to the Receivables Financing Agreement, dated as of January 16, 2019	10-K	000-26823 19624803	10.52	02/22/2019

10.41	Subscription Agreement for Partnership Interest - General Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals, LP and AllDale Mineral Management, LLC.	10-K	000-26823 19624803	10.53	02/22/2019

10.42	Subscription Agreement for Partnership Interest - Limited Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals, LP and AllDale Mineral Management, LLC.	10-K	000-26823 19624803	10.54	02/22/2019

10.43	Subscription Agreement for Partnership Interest - General Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals II, LP and AllDale Mineral Management II, LLC.	10-K	000-26823 19624803	10.55	02/22/2019

10.44	Subscription Agreement for Partnership Interest - Limited Partner Interest dated December 14, 2018 by and among Alliance Resource Partners, L.P., AllDale Minerals II, LP and AllDale Mineral Management II, LLC.	10-K	000-26823 19624803	10.56	02/22/2019

10.45	AllDale Minerals, LP Joinder Agreements dated January 3, 2019 by and among Alliance Royalty, LLC, AllRoy GP, LLC and AllDale Minerals, LP.	10-K	000-26823 19624803	10.57	02/22/2019

10.46	AllDale Minerals II, LP Joinder Agreements dated January 3, 2019 by and among Alliance Royalty, LLC, AllRoy GP, LLC and AllDale Minerals II, LP.	10-K	000-26823 19624803	10.58	02/22/2019

10.47	Purchase and Sale Agreement by and between Wing Resources LLC, and Wing Resources II LLC, as sellers, and Alliance Resource Partners, L.P., as buyer, dated as of June 21, 2019.	10-Q	000-26823 19997858	10.1	08/05/2019

10.48	Eighth Amendment to the Receivables Financing Agreement, dated as of October 22, 2019.	10-Q	000-26823 191192460	10.2	11/05/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.49	Employment letter to Kirk Tholen, dated October 21, 2019.	10-K	000-26823 20636450	10.61	02/20/2020

10.50	Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 20711345	10.1	03/13/2020

10.51	Fifth Amendment to the Alliance Coal and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan.	8-K	000-26823 201385345	10.1	12/14/2020

10.52	Ninth Amendment to the Receivables Financing Agreement, dated as of January 15, 2021.	10-K	000-26823 21663570	10.64	02/23/2021

10.53	Tenth Amendment to the Receivables Financing Agreement, dated as of January 14, 2022.	10-K	000-26823 22677260	10.57	02/25/2022

10.54	Eleventh Amendment to the Receivables Financing Agreement, dated as of January 13, 2023.					☑

10.55

Credit Agreement, dated as of January 13, 2023, among Alliance Coal, LLC, as borrower, Alliance Resource Operating Partners, L.P., Alliance Resource Partners, L.P., UC Coal, LLC, UC Mining, LLC, UC Processing, LLC and MGP II, LLC as additional Alliance entities and the initial lenders, initial issuing banks and swingline bank named therein, PNC Bank, National Association as administrative agent and collateral agent and PNC Capital Markets LLC, BOKF, NA DBA Bank of Oklahoma, Fifth Third Bank, National Association, Old National Bank and Trust Securities, Inc. as joint lead arrangers and joint bookrunners and the other institutions named therein as documentation agents.

		8-K	000-26823 23540292	10.1	01/20/2023

10.56	Sixth Amendment to the Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan.	8-K	000-26823 221401012	10.1	11/18/2022

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers	10-K	000-26823 13656028	14.1	03/01/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

16.1	Letter of Ernst & Young LLP, dated as of March 1, 2021.	8-K	000-26823 21695057	16.1	03/01/2021

21.1	List of Subsidiaries.					☑

23.1	Consent of Grant Thornton LLP.					☑

23.2	Consent of Ernst & Young LLP.					☑

23.3	Consent of Netherland, Sewell & Associates, Inc.					☑

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 24, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

31.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 24, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer and Chairman of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 24, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						☑

32.2

Certification of Brian L. Cantrell, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 24, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						☑

95.1	Federal Mine Safety and Health Act Information					☑

96.1	Henderson/Union Resources SEC S-K 1300 Technical Report Summary dated February 2022.	10-K/A	000-26823 221205681	96.1	08/26/2022

96.2	River View Mine SEC S-K 1300 Technical Report Summary February 2022.	10-K/A	000-26823 221205681	96.2	08/26/2022

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

96.3	Hamilton Mine SEC S-K 1300 Technical Report Summary dated February 2022.	10-K/A	000-26823 221205681	96.3	08/26/2022

96.4	Gibson South Mine SEC S-K 1300 Technical Report Summary dated February 2022.	10-K/A	000-26823 221205681	96.4	08/26/2022

96.5	Tunnel Ridge Mine SEC S-K 1300 Technical Report Summary dated January 2023.					☑

99.1	Report of Netherland, Sewell & Associates, Inc., dated January 5, 2023					☑

101	Interactive Data File (Form 10-K for the year ended December 31, 2022 filed in Inline XBRL).					☑

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					☑

* Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

(1)	Denotes management contract or compensatory plan or arrangement.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act, as amended, and the omitted material has been separately filed with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 24, 2023.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft III
Joseph W. Craft III
President, Chief Executive
Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Craft III	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 24, 2023
Joseph W. Craft III

/s/ Brian L. Cantrell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Brian L. Cantrell

/s/ Megan J. Cordle	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Megan J. Cordle

/s/ Nick Carter	Director	February 24, 2023
Nick Carter

/s/ Robert J. Druten	Director	February 24, 2023
Robert J. Druten

/s/ John H. Robinson	Director	February 24, 2023
John H. Robinson

/s/ Wilson M. Torrence	Director	February 24, 2023
Wilson M. Torrence