Form 10-Q
period 2023-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2023-05-09
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, 127,195,219 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2023	2022*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$271,250	$296,023
Trade receivables	266,334	241,412
Other receivables	9,892	8,601
Inventories, net	108,648	77,326
Advance royalties	5,824	7,556
Prepaid expenses and other assets	19,330	26,675
Total current assets	681,278	657,593
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	4,018,071	3,931,422
Less accumulated depreciation, depletion and amortization	(2,108,819)	(2,050,754)
Total property, plant and equipment, net	1,909,252	1,880,668
OTHER ASSETS:
Advance royalties	75,331	67,713
Equity method investments	48,949	49,371
Equity securities	42,000	42,000
Operating lease right-of-use assets	15,944	14,950
Other long-term assets	14,995	15,726
Total other assets	197,219	189,760
TOTAL ASSETS	$2,787,749	$2,728,021

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$115,106	$95,122
Accrued taxes other than income taxes	23,554	22,967
Accrued payroll and related expenses	33,772	39,623
Accrued interest	13,002	5,000
Workers' compensation and pneumoconiosis benefits	14,098	14,099
Other current liabilities	51,706	53,790
Current maturities, long-term debt, net	40,554	24,970
Total current liabilities	291,792	255,571
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	418,329	397,203
Pneumoconiosis benefits	100,825	100,089
Accrued pension benefit	12,250	12,553
Workers' compensation	40,117	39,551
Asset retirement obligations	143,010	142,254
Long-term operating lease obligations	13,424	12,132
Deferred income tax liabilities	35,583	35,814
Other liabilities	25,258	24,828
Total long-term liabilities	788,796	764,424
Total liabilities	1,080,588	1,019,995

COMMITMENTS AND CONTINGENCIES - (NOTE 3)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,195,219 units outstanding	1,721,938	1,656,025
General Partner's interest	—	66,548
Accumulated other comprehensive loss	(40,489)	(41,054)
Total ARLP Partners' Capital	1,681,449	1,681,519
Noncontrolling interest	25,712	26,507
Total Partners' Capital	1,707,161	1,708,026
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,787,749	$2,728,021

*Recast as discussed in Note 1 – Organization and Presentation.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022*
SALES AND OPERATING REVENUES:
Coal sales	$578,784	$388,360
Oil & gas royalties	34,497	33,396
Transportation revenues	30,238	29,372
Other revenues	19,403	12,294
Total revenues	662,922	463,422

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	338,723	262,023
Transportation expenses	30,238	29,372
General and administrative	21,085	18,622
Depreciation, depletion and amortization	65,550	64,140
Total operating expenses	455,596	374,157

INCOME FROM OPERATIONS	207,326	89,265

Interest expense (net of interest capitalized for the three months ended March 31, 2023 and 2022 of $1,407 and $70, respectively)	(12,676)	(9,662)
Interest income	2,790	35
Equity method investment income	52	883
Other income (expense)	(573)	567
INCOME BEFORE INCOME TAXES	196,919	81,088

INCOME TAX EXPENSE	4,241	42,715

NET INCOME	192,678	38,373

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,493)	(290)

NET INCOME ATTRIBUTABLE TO ARLP	$191,185	$38,083

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$1,384	$1,431
LIMITED PARTNERS	$189,801	$36,652

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$1.45	$0.28

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,289,340	127,195,219

* Recast as discussed in Note 1 – Organization and Presentation.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022*

NET INCOME	$192,678	$38,373

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	47	47
Amortization of net actuarial loss (1)	173	483
Total defined benefit pension plan adjustments	220	530

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	345	260
Total pneumoconiosis benefits adjustments	345	260

OTHER COMPREHENSIVE INCOME	565	790

COMPREHENSIVE INCOME	193,243	39,163

Less: Comprehensive income attributable to noncontrolling interest	(1,493)	(290)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$191,750	$38,873
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 13 and 15 for additional details).

* Recast as discussed in Note 1 – Organization and Presentation.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022*

CASH FLOWS FROM OPERATING ACTIVITIES	$223,259	$90,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(95,474)	(59,153)
Change in accounts payable and accrued liabilities	12,110	13,551
Proceeds from sale of property, plant and equipment	2,395	928
Contributions to equity method investments	(540)	—
JC Resources acquisition	(64,999)	—
Oil & gas reserve acquisition	(2,800)	—
Other	589	(851)
Net cash used in investing activities	(148,719)	(45,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on equipment financings	(3,759)	(4,472)
Borrowing under long-term debt	75,000	—
Payments on long-term debt	(26,633)	—
Payments on finance lease obligations	(278)	(203)
Payment of debt issuance costs	(11,653)	—
Payments for purchases of units under unit repurchase program	(18,209)	—
Payments for tax withholdings related to settlements under deferred compensation plans	(9,320)	—
Excess purchase price over the contributed basis from JC Resources acquisition	(7,251)	—
Cash retained by JC Resources in acquisition	(2,933)	(1,590)
Distributions paid to Partners	(91,938)	(32,750)
Other	(2,339)	(298)
Net cash used in financing activities	(99,313)	(39,313)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,773)	5,788
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	296,023	122,403
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$271,250	$128,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,175	$1,254

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$56,391	$21,876
Right-of-use assets acquired by operating lease	$—	$99
Market value of common units issued under deferred compensation plans before tax withholding requirements	$27,906	$—

* Recast as discussed in Note 1 – Organization and Presentation.

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

JC Resources Acquisition

On February 22, 2023, we acquired approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources LP ("JC Resources"), an entity owned by Mr. Craft, for $72.3 million, which was funded with cash on hand ("JC Resources Acquisition"). Because JC Resources is owned by Mr. Craft, the JC Resources Acquisition is accounted for as a reorganization of entities under common control, whereby the assets and liabilities acquired from JC Resources are combined with the ARLP Partnership at their historical amounts for all periods presented.  The JC Resources Acquisition increased revenues by $2.6 million and income from operations, net income and comprehensive income by $1.4 million for the three months ended March 31, 2022. We did not recast historical earnings per limited partner unit as pre-acquisition earnings from the JC Resources Acquisition were allocated to our general partner. For more information on this acquisition please see Note 2 – Acquisition.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2023 and December 31, 2022 and the results of our operations, comprehensive income and cash flows for the three months ended March 31, 2023 and 2022.  All intercompany transactions and accounts have been eliminated.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all the information normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2023.

Use of Estimates

The preparation of the ARLP Partnership's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less. At times the ARLP Partnership maintains deposits in federally insured financial institutions in excess of stated federally insured limits.  Management monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits. Based on this monitoring and other diligence, including discussions with representatives of the financial institutions, we have no reason to believe that any of the financial institutions in which we have deposits in excess of stated federally insured limits are facing financial difficulties, defaults or limited liquidity situations that would cause us to be unable to access to our deposits.

2.ACQUISITIONS

JC Resources

As discussed in Note 1 – Organization and Presentation, on February 22, 2023, we completed the JC Resources Acquisition, which gives us increased exposure to a prolific area of the Delaware Basin that is within close proximity to reserves that we currently own.  This acquisition was approved by the conflicts committee of MGP's board of directors, which is comprised entirely of independent directors.  Because JC Resources is under common control with us, we recorded the acquisition at JC Resources' carrying value for each period presented. The carrying value of the mineral interests as well as related receivables and payables at February 22, 2023 was $65.0 million inclusive of $25.4 million and $37.8 million of mineral interests in proved and unproved properties, respectively.

Acquisition Agreement

On January 27, 2023, we entered into a one-year collaborative agreement with a third party, effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware Basins. Under the agreement, the third party assists us in the identification, evaluation, and acquisition of target oil & gas mineral interests. In exchange for these services, the third party receives a participation share, partially funded by the third party, and is paid a periodic management fee.  As of March 31, 2023, we have purchased $1.6 million and $1.2 million of oil & gas mineral interests in proved and unproved properties, respectively, pursuant to this agreement.  Management fees paid under this agreement have been immaterial.

3.CONTINGENCIES

Certain of our subsidiaries are party to litigation in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay. The plaintiffs seek class and collective action certification, which we oppose, and the courts have not yet made definitive final rulings on those issues. We have scheduled a mediation with the plaintiffs for June 12, 2023. We do not have an estimate of the range of potential exposure; however, we are in the process of developing such an estimate based on the facts related to these matters.  We are defending this litigation vigorously and continue to believe the plaintiffs' claims are without merit. We believe our ultimate exposure, if any, will not be material to our results of operations or financial position; however, if our current belief that the claims are without merit is not upheld, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

4.INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)

Coal	$50,406	$23,553
Supplies (net of reserve for obsolescence of $6,967 and $6,601, respectively)	58,242	53,773
Total inventories, net	$108,648	$77,326

5.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$469,904	$—	$—	$424,420	$—
Total	$—	$469,904	$—	$—	$424,420	$—

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

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022

	(in thousands)
Revolving credit facility	$—	$—	$(9,313)	$(2,702)
Term Loan	75,000	—	(1,643)	—
Senior notes	373,367	400,000	(1,779)	(2,134)
Securitization facility	—	—	—	—
November 2019 equipment financing	18,266	21,072	—	—
June 2020 equipment financing	4,985	5,937	—	—
	471,618	427,009	(12,735)	(4,836)
Less current maturities	(40,974)	(24,970)	420	—
Total long-term debt	$430,644	$402,039	$(12,315)	$(4,836)

Credit Facility.  On January 13, 2023, Alliance Coal, as borrower, entered into a Credit Agreement (the "Credit Agreement") with various financial institutions. The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit of up to the full amount of $425 million (the "Revolving Credit Facility"), and for a term loan in an aggregate principal amount of $75 million (the "Term Loan"). The Credit Agreement matures on March 9, 2027, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full. The Credit Agreement will instead mature on January 30, 2025, if on that date our Senior Notes, as discussed below, are still outstanding and Alliance Coal does not have liquidity of at least $200 million. Interest is payable quarterly, with principal of the Term Loan due in quarterly installments equal to 6.25% of the original principal amount of the Term Loan beginning with the quarter ending June 30, 2023 and the balance payable at maturity. The Revolving Credit Facility replaces the $459.5 million revolving credit facility, which included a sublimit of $125.0 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings, extended to the Intermediate Partnership under its Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020 that would have expired on March 9, 2024. We incurred debt issuance costs during the three months ended March 31, 2023 of $11.7 million in connection with the Credit Agreement. These debt issuance costs are deferred and amortized as a component of interest expense over the term of the Revolving Credit Facility.

The Revolving Credit Facility is underwritten by a syndicate of eighteen financial institutions and the obligations of the lenders are individual obligations, which means the failure of one or more lenders to be able to fund its obligation does not relieve the remaining lenders from funding their obligations. Based on our diligence, including discussions with representatives of certain of these financial institutions, as of March 31, 2023 we have no reason to believe that the banks within our syndicate are facing financial difficulties, defaults or limited liquidity situations that would cause them to be unable to fund their obligations under the Credit Agreement. However, should any of the banks in our syndicate experience conditions in the future that limit their ability to fund their obligations, the amount available under the Revolving Credit Facility could be reduced.

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the "Subsidiary Guarantors"). The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted term rate plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent's prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio and was 0.54% as of March 31, 2023. At March 31, 2023, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incurred an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit

Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in exceeding a minimum fixed charge coverage ratio (as determined in the Credit Agreement) or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.09 to 1.0, 0.54 to 1.0 and 294.35 to 1.0, respectively, for the trailing twelve months ended March 31, 2023. We were in compliance with the covenants of the Credit Agreement as of March 31, 2023 and anticipate remaining in compliance with the covenants.

Senior Notes.  On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales. During the three months ended March 31, 2023, we repurchased $26.6 million of our Senior Notes. The gain on extinguishment of the Senior Notes is immaterial.

Accounts Receivable Securitization.  Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $60.0 million accounts receivable securitization facility ("Securitization Facility"). Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $60.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On March 31, 2023, we had $11.7 million of letters of credit outstanding with $48.3 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings. In January 2023, we extended the term of the Securitization Facility to January 2024. The Securitization Facility was previously scheduled to mature in January 2023. At March 31, 2023, we did not have any outstanding borrowings under the Securitization Facility.

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

7.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Current:
Federal	$4,312	$5,034
State	301	386
	4,613	5,420
Deferred:
Federal	(331)	34,920
State	(41)	2,375
	(372)	37,295
Income tax expense	$4,241	$42,715

On March 15, 2022, Alliance Minerals changed its U.S. federal income tax status from a pass-through entity to a taxable entity via a "check the box" election (the "Tax Election"), which became effective January 1, 2022. The Tax Election resulted in the recognition of an initial deferred tax liability of $37.3 million and a corresponding increase to income tax expense for the three months ended March 31, 2022.

The effective income tax rate for our income tax expense for the three months ended March 31, 2023 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes. The effective income tax rate for our income tax expense for the three months ended March 31, 2022 is greater than the federal statutory rate, primarily due to the effect of the Tax Election previously discussed, partially offset by the portion of income not subject to income taxes.

Our 2019 through 2022 tax years remain open to examination by tax authorities. We have been notified by the Internal Revenue Service that lower-tier partnership income tax returns for the tax year ended December 31, 2020 have been selected for audit.

8.VARIABLE INTEREST ENTITIES

Cavalier Minerals

On November 10, 2014, our subsidiary, Alliance Minerals, and Bluegrass Minerals Management, LLC ("Bluegrass Minerals") entered into a limited liability company agreement (the "Cavalier Agreement") to create Cavalier Minerals JV, LLC ("Cavalier Minerals"), which was formed to indirectly acquire oil & gas mineral interests through its ownership in AllDale I & II.  Alliance Minerals owns a 96% member interest in Cavalier Minerals, and Bluegrass Minerals owns a 4% member interest in Cavalier Minerals and a profits interest which entitles it to receive distributions equal to 25% of all distributions (including in liquidation) after all members have recovered their investment.  Distributions with respect to Bluegrass Minerals' profits interest are offset by all distributions received by Bluegrass Minerals from the former general partners of AllDale I & II.  All members have recovered their investment and Bluegrass Minerals began receiving its profits interest distributions in late 2022.  We hold the managing member interest in Cavalier Minerals.

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

Since AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in the operational decisions, we concluded that AllDale III is a VIE.  We are not the primary beneficiary of AllDale III as we do not have the power to direct the activities that most significantly impact AllDale III's economic performance.  We account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure. See Note 9 – Investments for more information.

Francis

On April 5, 2022, we invested $20 million in Francis Renewable Energy, LLC ("Francis"), in the form of a convertible note. Our convertible note matured on April 1, 2023 and was converted into preferred equity interests in Francis.  Prior to conversion, we had determined the note more closely represented equity as opposed to debt. Therefore, we accounted for the convertible note as an equity contribution even though we did not participate in Francis' earnings or losses and were not eligible to receive distributions during the term of the note.  After the conversion on April 1, 2023, we will participate in earnings and losses and be eligible to receive distributions.

We have concluded that Francis is a VIE as the management structure is similar to a limited partnership with the non-managing members (i) not having the ability to remove the managing member and (ii) not participating significantly in the operational decisions.  We are not the primary beneficiary of Francis as we do not have the power to direct the activities that most significantly impact Francis's economic performance. We account for our ownership interest in the income or loss of Francis as an equity method investment. After the conversion of our note to preferred equity, we will record equity income or loss based on Francis' distribution structure. See Note 9 – Investments for more information.

NGP ETP IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ETP IV, L.P. ("NGP ETP IV"), a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. As of March 31, 2023, we have funded $4.6 million of this commitment.  Our final ownership percentage in NGP ETP IV is not yet known.

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

9.INVESTMENTS

AllDale III

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Beginning balance	$25,284	$26,325
Equity method investment income	425	883
Distributions received	(1,014)	(1,014)
Ending balance	$24,695	$26,194

Francis

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of Francis as an equity method investment. As a development stage company, Francis depends on capital contributions to meet its operating and debt obligations.  We currently believe that the carrying value of our investment is recoverable; however, if Francis is unable to raise sufficient funds to continue its operations and meet its debt obligations, it could have an adverse effect on our investment.

NGP ETP IV

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of NGP ETP IV as an equity method investment. The changes in our equity method investment in NGP ETP IV for three months ended March 31, 2023 were as follows:

Three Months Ended
March 31,
2023
(in thousands)
Beginning balance	$4,087
Contributions	540
Equity method investment loss	(373)
Ending balance	$4,254

Infinitum

We hold $42.0 million of Series D Preferred Stock in Infinitum Electric, Inc. ("Infinitum"), a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators.  Our preferred stock provides for non-cumulative dividends when and if declared by Infinitum's board of directors. Each share is convertible, at any time, at our option, into shares of common stock of Infinitum. We account for our ownership interest in Infinitum as an equity investment without a readily determinable fair value.  It is not practicable to estimate the fair value of our investment in Infinitum because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment. There have been no fair value adjustments in our investment in Infinitum subsequent to our purchases.  During the period we have not observed any price changes that have occurred to identical or similar securities sold by Infinitum that would indicate an adjustment to the fair value of our investment is warranted.

10.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2022 and 2023 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2022	$0.2500	$32,750
May 13, 2022	0.3500	45,810
August 12, 2022	0.4000	52,338
November 14, 2022	0.5000	65,449
Total	$1.5000	$196,347

February 14, 2023	$0.7000	$91,938
May 15, 2023 (1)	0.7000	—
Total	$1.4000	$91,938
(1)	On April 28, 2023, we declared this quarterly distribution payable on May 15, 2023 to all unitholders of record as of May 8, 2023.

Unit Repurchase Program

In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity as of December 31, 2022. As a result, we are authorized to repurchase up to a total of $100.0 million of ARLP common units. During the first quarter of 2023, we repurchased and retired 860,060 units at an average unit price of $21.17 for an aggregate purchase price of $18.2 million. Since inception of the unit repurchase program, we have repurchased and retired 6,320,664 units at an average unit price of $17.67 for an aggregate purchase price of $111.7 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the three months ended March 31, 2023 and 2022:

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2023	127,195,219	$1,656,025	$66,548	$(41,054)	$26,507	$1,708,026
Comprehensive income:
Net income	—	189,801	1,384	—	1,493	192,678
Actuarially determined long-term liability adjustments	—	—	—	565	—	565
Total comprehensive loss						193,243
Settlement of deferred compensation plans	860,060	(9,320)	—	—	—	(9,320)
Purchase of units under unit repurchase program	(860,060)	(18,209)	—	—	—	(18,209)
Common unit-based compensation	—	2,830	—	—	—	2,830
Distributions on deferred common unit-based compensation	—	(2,901)	—	—	—	(2,901)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(2,288)	(2,288)
JC Resources acquisition - See Note 1	—	(7,251)	(64,999)	—	—	(72,250)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(2,933)	—	—	(2,933)
Distributions to Partners	—	(89,037)	—	—	—	(89,037)
Balance at March 31, 2023	127,195,219	$1,721,938	$—	$(40,489)	$25,712	$1,707,161

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital *	Income (Loss)	Interest	Capital *

	(in thousands, except unit data)
Balance at January 1, 2022	127,195,219	$1,279,183	$68,075	$(64,229)	$11,115	$1,294,144
Comprehensive income:
Net income	—	36,652	1,431	—	290	38,373
Actuarially determined long-term liability adjustments	—	—	—	790	—	790
Total comprehensive income						39,163
Common unit-based compensation	—	2,640	—	—	—	2,640
Distributions on deferred common unit-based compensation	—	(950)	—	—	—	(950)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(298)	(298)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(1,590)	—	—	(1,590)
Distributions to Partners	—	(31,800)	—	—	—	(31,800)
Balance at March 31, 2022	127,195,219	$1,285,725	$67,916	$(63,439)	$11,107	$1,301,309

* Recast as discussed in Note 1 – Organization and Presentation.

11.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 16 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended March 31, 2023

Coal sales	$336,910	$241,874	$—	$—	$—	$578,784
Oil & gas royalties	—	—	34,497	—	—	34,497
Coal royalties	—	—	—	15,513	(15,513)	—
Transportation revenues	21,328	8,910	—	—	—	30,238
Other revenues	2,168	475	1,040	—	15,720	19,403
Total revenues	$360,406	$251,259	$35,537	$15,513	$207	$662,922

Three Months Ended March 31, 2022

Coal sales	$253,905	$134,455	$—	$—	$—	$388,360
Oil & gas royalties *	—	—	33,396	—	—	33,396
Coal royalties	—	—	—	15,167	(15,167)	—
Transportation revenues	18,891	10,481	—	—	—	29,372
Other revenues	1,900	363	124	—	9,907	12,294
Total revenues	$274,696	$145,299	$33,520	$15,167	$(5,260)	$463,422

* Recast as discussed in Note 1 – Organization and Presentation.

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2023 and disaggregated by segment and contract duration.

				2026 and
	2023	2024	2025	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$998,751	$891,382	$344,601	$243,600	$2,478,334
Appalachia Coal Operations coal revenues	646,670	550,147	325,425	1,600	1,523,842
Total coal revenues (1)	$1,645,421	$1,441,529	$670,026	$245,200	$4,002,176

(1) Coal revenues generally consists of consolidated revenues excluding our Oil & Gas Royalties segment as well as intercompany revenues from our Coal Royalties segment.

12.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit ("EPU").  Subsequent to the JC Resources Acquisition, which is discussed in more detail in Note 1 – Organization and Presentation, net income attributable to ARLP is allocated to limited partners and participating securities with nonforfeitable distributions or distribution equivalents, while net losses attributable to ARLP are allocated only to limited partners but not to participating securities.  Prior to the JC Resources Acquisition, in addition to limited partners and participating securities allocations, amounts are also allocated to our general partner for historical earnings from the mineral interests acquired in the JC Resources Acquisition.

Our participating securities are outstanding restricted unit awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan").

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022 (1)

	(in thousands, except per unit data)

Net income attributable to ARLP	$191,185	$38,083
Adjustment:
General partner's interest in net income attributable to ARLP	(1,384)	(1,431)

Limited partners' interest in net income attributable to ARLP	189,801	36,652

Less:
Distributions to participating securities	(2,432)	(1,552)
Undistributed earnings attributable to participating securities	(2,979)	—

Net income attributable to ARLP available to limited partners	$184,390	$35,100

Weighted-average limited partner units outstanding – basic and diluted	127,289	127,195

Earnings per limited partner unit - basic and diluted (2)	$1.45	$0.28
(1)	Recast as discussed in Note 1 – Organization and Presentation.
(2)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 3,147 and 3,139 for the three months ended March 31, 2023 and 2022, respectively, were considered anti-dilutive under the treasury stock method.

13.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Beginning balance	$49,452	$53,448
Changes in accruals	3,874	2,275
Payments	(3,859)	(2,804)
Interest accretion	550	287
Ending balance	$50,017	$53,206

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of March 31, 2023 are $4.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Black lung benefits:
Service cost	$669	$947
Interest cost (1)	1,238	747
Net amortization (1)	346	260
Net periodic benefit cost	$2,253	$1,954
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

14.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

A summary of non-vested LTIP grants as of and for the three months ended March 31, 2023 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2023	3,697,133	$7.40	75,126
Granted (1)	447,225	21.54
Vested (2)	(1,291,330)	5.02
Forfeited	(118,144)	6.48
Non-vested grants at March 31, 2023	2,734,884	10.88	55,163
(1)	The restricted units granted during 2023 have certain minimum-value guarantees per unit, regardless of whether or not the awards vest.
(2)	During the three months ended March 31, 2023, we issued 860,060 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.

LTIP expense for grants of restricted units was $2.3 million for each of the three months ended March 31, 2023 and 2022.  The total obligation associated with LTIP grants of restricted units as of March 31, 2023 was $11.5 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  As of March 31, 2023, there was $18.2 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.3 years.

Supplemental Executive Retirement Plan and Directors' Deferred Compensation Plan

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the three months ended March 31, 2023 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2023	742,540	$20.28	$15,088
Granted	23,980	21.30
Phantom units outstanding as of March 31, 2023	766,520	20.31	15,461

Total SERP and Directors' Deferred Compensation Plan expense was $0.6 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.  As of March 31, 2023, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $15.6 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Interest cost	$1,295	$932
Expected return on plan assets	(1,598)	(1,665)
Amortization of prior service cost	47	47
Amortization of net loss	173	483
Net periodic benefit credit (1)	$(83)	$(203)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

As a result of certain pension plan relief provided by the American Rescue Plan Act enacted in March 2021, we do not expect to make contributions to the Pension Plan during 2023.

16.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities, metallurgical and industrial users as well as royalty income from oil & gas mineral interests. In addition, we continue to position ourselves as a reliable energy partner for the future as we pursue opportunities that support the advancement of energy and related infrastructure. We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties. We also have an "all other" category referred to as Other, Corporate and Elimination. Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal loading terminal in Indiana on the Ohio River. Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins. The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either (a) leased to our mining complexes or (b) near our coal mining operations but not yet leased.

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

Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as the "Matrix Group"), our investments in Francis, Infinitum and NGP ETP IV (see Note 9 – Investments), Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 6 – Long-Term Debt) and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended March 31, 2023

Revenues - Outside	$360,406	$251,259	$35,537	$—	$15,720	$662,922
Revenues - Intercompany	—	—	—	15,513	(15,513)	—
Total revenues (2)	360,406	251,259	35,537	15,513	207	662,922

Segment Adjusted EBITDA Expense (3)	207,069	125,799	4,424	5,388	(3,384)	339,296
Segment Adjusted EBITDA (4)	132,008	116,550	30,045	10,125	3,219	291,947
Total assets	840,792	459,834	768,728	326,064	392,331	2,787,749
Capital expenditures (5)	61,982	32,505	2	400	585	95,474

Three Months Ended March 31, 2022

Revenues - Outside (1)	$274,696	$145,299	$33,520	$—	$9,907	$463,422
Revenues - Intercompany	—	—	—	15,167	(15,167)	—
Total revenues (2)	274,696	145,299	33,520	15,167	(5,260)	463,422

Segment Adjusted EBITDA Expense (1) (3)	177,589	83,715	3,277	4,819	(7,944)	261,456
Segment Adjusted EBITDA (1) (4)	78,215	51,103	30,835	10,348	2,686	173,187
Total assets (1)	704,627	425,929	718,710	291,153	153,044	2,293,463
Capital expenditures (5)	36,547	18,345	—	—	4,261	59,153
(1)	Recast for the JC Resources Acquisition as discussed in Note 1 – Organization and Presentation.

(2)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily intercompany coal royalty eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases, if applicable, and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$338,723	$262,023
Other expense (income)	573	(567)
Segment Adjusted EBITDA Expense	$339,296	$261,456

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net income	$192,678	$38,373
Noncontrolling interest	(1,493)	(290)
Net income attributable to ARLP	$191,185	$38,083
General and administrative	21,085	18,622
Depreciation, depletion and amortization	65,550	64,140
Interest expense, net	9,886	9,627
Income tax expense	4,241	42,715
Consolidated Segment Adjusted EBITDA	$291,947	$173,187

(5)	Capital Expenditure shown excludes the $72.3 million paid for the JC Resources Acquisition and $2.8 million paid towards the Acquisition Agreement entered into on January 27, 2023 (See Note 2 – Acquisitions).

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

Summary

We are a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic utilities, industrial users and international customers, as well as royalty income from oil & gas mineral interests located in strategic producing regions across the United States.  In addition, we continue to position ourselves as a reliable energy partner for the future as we pursue opportunities that support the advancement of energy and related infrastructure.  We intend to pursue strategic investments that leverage our core competencies and relationships with electric utilities, industrial customers, and federal and state governments.

We are currently the largest coal producer in the eastern United States with seven operating underground mining complexes near many of the major eastern utility generating plants and on major coal hauling railroads in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia, as well as a coal-loading terminal in Indiana. Two of our mines have loading facilities located on the banks of the Ohio River.

In addition to our mining operations, Alliance Resource Properties owns or leases substantially all of our measured, indicated and inferred coal mineral resources and the majority of our proved and probable coal mineral reserves in the Illinois and Appalachia Basins that are (a) leased to our internal mining complexes or (b) near other internal and external coal mining operations.

We currently own oil & gas mineral interests in approximately 65,000 net royalty acres in premier oil & gas producing regions of the United States, primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins providing us with diversified exposure to industry-leading operators consistent with our general strategy to grow our oil & gas mineral interest business.

We have invested in energy and infrastructure opportunities including our investments in Francis, Infinitum, and NGP ETP IV, which are in the businesses of, respectively, electric vehicle charging stations, electric motor manufacturing, and private equity investments in renewable energy, the electrification of our economy or the efficient use of energy.

On January 27, 2023, we entered into a one-year collaborative agreement with a third party effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware basins (the "Acquisition Agreement").

On February 22, 2023, we acquired mineral interests in approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources, LP ("JC Resources"), a related-party entity owned by Mr. Craft (the "JC Resources Acquisition").

For more information about the Acquisition Agreement and the JC Resources Acquisition, please read "Item 1. Financial Statements (Unaudited)—Note 2 – Acquisitions" of this Quarterly Report on Form 10-Q.

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal mining complex, (b) the Warrior mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The segment also includes our Mt. Vernon coal-loading terminal on the Ohio River in Indiana, Mid-America Carbonates, LLC ("MAC") and other support services, and our non-operating mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity method investment in AllDale III. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Investments" of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties. Approximately two-thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC its subsidiaries and Alliance Design Group, LLC (collectively referred to as the "Matrix Group"), our investments in Francis, Infinitum, and NGP ETP IV, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC and Alliance Resource Finance Corporation and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Investments" and —Note 6 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on our investments in Francis, Infinitum and NGP ETP IV as well as AROP Funding and Alliance Finance.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022 (1)	2023	2022 (1)

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	8,469	8,162	N/A	N/A
Coal - Tons produced	9,244	9,178	N/A	N/A
Coal - Coal sales	$578,784	$388,360	$68.34	$47.58
Coal - Segment Adjusted EBITDA Expense (2) (3)	$335,876	$261,742	$39.66	$32.07
Oil & Gas Royalties - BOE sold	759	544	N/A	N/A
Oil & Gas Royalties - Royalties (4)	$34,497	$33,396	$45.42	$61.35
Coal Royalties - Tons sold	5,057	5,553	N/A	N/A
Coal Royalties - Intercompany royalties	$15,513	$15,167	$3.07	$2.73
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 1. Financial Statements (Unaudited)—Note 1 – Organization and Presentation" of this Quarterly Report on Form 10-Q.
(2)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of GAAP 'Operating Expenses' to non-GAAP 'Segment Adjusted EBITDA Expense.'"

(3)	During the three months ended March 31, 2023 ("2023 Quarter"), we redefined Coal - Segment Adjusted EBITDA Expense to reflect the activity of Alliance Coal, which is the holding company for our coal mining operations. We have retrospectively adjusted Coal - Segment Adjusted EBITDA Expense in the three months ended March 31, 2022 ("2022 Quarter") to be on the same basis.
(4)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Total Revenues.  Total revenues for the 2023 Quarter increased 43.0% to $662.9 million compared to $463.4 million for the 2022 Quarter as a result of significantly higher coal sales. Coal sales increased 49.0% to $578.8 million in the 2023 Quarter from $388.4 million in the 2022 Quarter due to $175.8 million in higher price realizations in both domestic and export markets, which reflects a 43.6% increase to $68.34 per ton sold compared to $47.58 per ton sold in the 2022 Quarter, and $14.6 million in increased coal sales volumes, reflecting a 3.8% increase compared to the 2022 Quarter.

Total operating expenses.  Total operating expenses increased to $455.6 million in the 2023 Quarter, compared to $374.2 million in the 2022 Quarter, due primarily to increased coal sales volumes and inflationary pressures on certain expense items.

Net income attributable to ARLP.  Increased revenues and lower income tax expense, partially offset by higher total operating expenses, led net income attributable to ARLP for the 2023 Quarter to $191.2 million, or $1.45 per basic and diluted limited partner unit, compared to $38.1 million, or $0.28 per basic and diluted limited partner unit, for the 2022 Quarter.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 28.3% to $335.9 million, as a result of higher coal sales volumes and ongoing inflationary cost pressures.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 23.7% to $39.66 per ton sold in the 2023 Quarter compared to $32.07 per ton in the 2022 Quarter, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 26.5% to $11.88 per ton in the 2023 Quarter from $9.39 per ton in the 2022 Quarter. The increase of $2.49 per ton was primarily due to higher incentive benefits and direct labor costs at several mines.

●	Material and supplies expenses per ton produced increased 12.6% to $13.99 per ton in the 2023 Quarter from $12.42 per ton in the 2022 Quarter. The increase of $1.57 per ton produced primarily reflects increases of $0.48 per ton for ventilation related expenses, $0.33 per ton for power and fuel, $0.25 per ton for various preparation plant expenses, $0.24 per ton in longwall subsidence expense and $0.20 per ton for safety related materials and supplies, partially offset by a decrease of $0.29 per ton for roof support.

●	Maintenance expenses per ton produced increased 37.9% to $4.44 per ton in the 2023 Quarter from $3.22 per ton in the 2022 Quarter. The increase of $1.22 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $1.80 per produced ton sold in the 2023 Quarter compared to the 2022 Quarter primarily as a result of higher price realizations, increased excise taxes per ton resulting from a reduced mix of export shipments and higher federal black lung excise tax rates, which had temporarily decreased from January 1, 2022 to September 30, 2022, partially offset by a favorable mix of tons sold mined in states without severance taxes.

Other revenues.  Other revenues principally comprised Matrix Design sales, Mt. Vernon transloading revenues, oil & gas lease bonus revenues and other miscellaneous sales and revenue activities.  Other revenues increased to $19.4 million in the 2023 Quarter from $12.3 million in the 2022 Quarter.  The increase of $7.1 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary.

Income tax expense.  Income tax expense decreased to $4.2 million for the 2023 Quarter compared to $42.7 million for the 2022 Quarter as a result of Alliance Minerals' election during the 2022 Quarter to be treated as a taxable entity for federal and state income tax purposes.  We recognized a one-time non-cash income tax charge of $37.3 million during the 2022 Quarter related to this election.

Segment Adjusted EBITDA.  Our 2023 Quarter Segment Adjusted EBITDA increased $118.7 million to $291.9 million from the 2022 Quarter Segment Adjusted EBITDA of $173.2 million.

	Three Months Ended
	March 31,
	2023	2022 (1)	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$132,008	$78,215	$53,793	68.8%
Appalachia Coal Operations	116,550	51,103	65,447	128.1%
Oil & Gas Royalties	30,045	30,835	(790)	(2.6)%
Coal Royalties	10,125	10,348	(223)	(2.2)%
Other, Corporate and Elimination (3)	3,219	2,686	533	19.8%
Total Segment Adjusted EBITDA (4)	$291,947	$173,187	$118,760	68.6%

Coal - Tons sold
Illinois Basin Coal Operations	6,190	5,882	308	5.2%
Appalachia Coal Operations	2,279	2,280	(1)	(0.0)%
Total tons sold	8,469	8,162	307	3.8%

Coal sales
Illinois Basin Coal Operations	$336,910	$253,905	$83,005	32.7%
Appalachia Coal Operations	241,874	134,455	107,419	79.9%
Total coal sales	$578,784	$388,360	$190,424	49.0%

Other revenues
Illinois Basin Coal Operations	$2,168	$1,900	$268	14.1%
Appalachia Coal Operations	475	363	112	30.9%
Oil & Gas Royalties	1,040	124	916	(2)
Other, Corporate and Elimination	15,720	9,907	5,813	58.7%
Total other revenues	$19,403	$12,294	$7,109	57.8%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$207,069	$177,589	$29,480	16.6%
Appalachia Coal Operations	125,799	83,715	42,084	50.3%
Oil & Gas Royalties	4,424	3,277	1,147	35.0%
Coal Royalties	5,388	4,819	569	11.8%
Other, Corporate and Elimination (3)	(3,384)	(7,944)	4,560	57.4%
Total Segment Adjusted EBITDA Expense (4)	$339,296	$261,456	$77,840	29.8%

Oil & Gas Royalties
Volume - BOE (5)	759	544	215	39.5%
Oil & gas royalties	$34,497	$33,396	$1,101	3.3%

Coal Royalties
Volume - Tons sold (6)	5,057	5,553	(496)	(8.9)%
Intercompany coal royalties	$15,513	$15,167	$346	2.3%
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 1. Financial Statements (Unaudited)—Note 1 – Organization and Presentation" of this Quarterly Report on Form 10-Q.
(2)	Percentage change not meaningful.

(3)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
(4)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under "—Reconciliation of GAAP 'net income' to non-GAAP 'Segment Adjusted EBITDA' and reconciliation of GAAP 'Operating Expenses' to non-GAAP 'Segment Adjusted EBITDA Expense.'"
(5)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(6)	Represents tons sold by our Coal Operations Segments that were produced from coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased to $132.0 million in the 2023 Quarter from $78.2 million in the 2022 Quarter.  The increase of $53.8 million was primarily attributable to higher coal sales, which increased 32.7% to $336.9 million in the 2023 Quarter from $253.9 million in the 2022 Quarter, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price realizations and increased sales volumes. Coal sales price per ton sold in the 2023 Quarter increased by 26.1% compared to the 2022 Quarter reflecting improved price realizations in both the domestic and export markets. Tons sold were higher by 5.2% compared to the 2022 Quarter as a result of increased sales volumes from the Gibson South and River View mines.  Segment Adjusted EBITDA Expense increased 16.6% to $207.1 million in the 2023 Quarter from $177.6 million in the 2022 Quarter primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $3.26 per ton sold to $33.45 from $30.19 per ton sold in the 2022 Quarter primarily as a result of inflationary pressures on certain expense items, most notably labor-related expenses, maintenance costs and increased sales-related expenses due to higher price realizations.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 128.1% to $116.6 million for the 2023 Quarter from $51.1 million in the 2022 Quarter.  The increase of $65.5 million was primarily attributable to higher coal sales, which increased 79.9% to $241.9 million in the 2023 Quarter from $134.5 million in the 2022 Quarter, due to substantially higher coal sales prices.  Coal sales prices increased by 80.0% compared to the 2022 Quarter primarily due to improved price realizations in both the domestic and export markets.  Segment Adjusted EBITDA Expense increased 50.3% to $125.8 million in the 2023 Quarter from $83.7 million in the 2022 Quarter due to higher per ton expenses.  Segment Adjusted EBITDA Expense per ton increased $18.48 per ton sold to $55.20 compared to $36.72 per ton sold in the 2022 Quarter, as a result of increased longwall move days at the Tunnel Ridge mine, reduced recoveries at the MC Mining and Mettiki operations and inflationary pressures on certain expense items, most notably labor-related expenses, materials and maintenance costs and increased sales-related expenses due to higher price realizations.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased slightly to $30.0 million in the 2023 Quarter compared to $30.8 million in the 2022 Quarter primarily due to lower average sales price per BOE, partially offset by higher BOE sold.  Higher BOE volumes during the 2023 Quarter resulted from increased drilling and completion activities on our properties and additional volumes from oil & gas mineral interest acquisitions.

Coal Royalties – Segment Adjusted EBITDA decreased 2.2% to $10.1 million for the 2023 Quarter compared to $10.3 million for the 2022 Quarter as a result of fewer royalty tons sold and increased selling expenses, partially offset by higher average royalty rates per ton received from our mining subsidiaries.

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

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net income	$192,678	$38,373
Noncontrolling interest	(1,493)	(290)
Net income attributable to ARLP	$191,185	$38,083
General and administrative	21,085	18,622
Depreciation, depletion and amortization	65,550	64,140
Interest expense, net	9,886	9,627
Income tax expense	4,241	42,715
Consolidated Segment Adjusted EBITDA	$291,947	$173,187

Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases, if applicable, and other expense (income).  Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues.  Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments.  Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues.  The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$338,723	$262,023
Other expense (income)	573	(567)
Segment Adjusted EBITDA Expense	$339,296	$261,456

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments, contractual obligations and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions. We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, contractual obligations, commitments and distribution payments. Nevertheless, our ability to satisfy our working capital requirements and additional investments, to satisfy our contractual obligations, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control. Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate being in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected. Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Oil & Gas Acquisitions — As of March 31, 2023, we have purchased mineral interests for $2.8 million with cash on hand under our $35.0 million Acquisition Agreement.  Future acquisitions under the Acquisition Agreement are expected to be funded with cash on hand or cash generated from operations.

On February 22, 2023, we closed on the JC Resources Acquisition for $72.3 million, which was funded with cash on hand.

Please read "Item 1. Financial Statements (Unaudited) – Note 2 – Acquisitions" of this Quarterly Report on Form 10-Q for additional information about the Acquisition Agreement and the JC Resources Acquisition.

Credit Facility — On January 13, 2023, Alliance Coal, as borrower, entered into a Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit of up to the full amount of $425 million (the "Revolving Credit Facility"), and for a term loan in an aggregate principal amount of $75 million (the "Term Loan").  The Credit Agreement matures on March 9, 2027, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full.  The Credit Agreement will instead mature on January 30, 2025, if on that date our Senior Notes are still outstanding and Alliance Coal does not have liquidity of at least $200 million.  Interest is payable quarterly, with principal of the Term Loan due in quarterly installments equal to 6.25% of the original principal amount of the Term Loan beginning with the quarter ending June 30, 2023 and the balance payable at maturity.  The Revolving Credit Facility replaces the $459.5 million revolving credit facility, which included a sublimit of $125.0 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings, extended to the Intermediate Partnership under its Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020 that would have expired on March 9, 2024. The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the "Subsidiary Guarantors").  The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. For additional information on the Credit Agreement, please see "Item 1. Financial Statements (Unaudited) – Note 6 – Long-Term Debt."

Accounts Receivable Securitization — In January 2023, we extended the term of our $60.0 million accounts receivable securitization facility (the "Securitization Facility") from January 2023 to January 2024. For additional information on the Securitization Facility, please see "Item 1. Financial Statements (Unaudited) – Note 6 – Long-Term Debt."

Unit Repurchase Program — In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units. In January 2023, the Board of Directors authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity as of December 31, 2022. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. During the three months ended March 31, 2023, we repurchased and retired 860,060 units at an average price of $21.17 for an aggregate purchase price of $18.2 million. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities.  Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Repurchase of Senior Notes — During the 2023 Quarter, we repurchased $26.6 million of our 7.5% senior notes due 2025. At March 31, 2023, the aggregate principal amount of our outstanding 7.5% senior notes due 2025 was $373.4 million. We expect to continue such purchases on an opportunistic basis.

Shelf Registration Statement — We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of an unspecified amount of our equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any of the securities described in the prospectus.

Cash Flows

Cash provided by operating activities was $223.3 million for the 2023 Quarter compared to $90.6 million for the 2022 Quarter.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items and favorable working capital changes related primarily to trade receivables, prepaid expenses and accrued taxes other than income taxes. These increases were partially offset by unfavorable working capital changes related primarily to other receivables, accounts payable and miscellaneous other changes compared to the 2022 Quarter.

Net cash used in investing activities was $148.7 million for the 2023 Quarter compared to $45.5 million for the 2022 Quarter. The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures and the acquisition of oil & gas reserves under the JC Resources Acquisition and Acquisition Agreement. Please read "Item 1. Financial Statements (Unaudited) - Note 2 – Acquisitions" of this Quarterly Report on Form 10-Q for additional information about the JC Resources Acquisition and the Acquisition Agreement.

Net cash used in financing activities was $99.3 million for the 2023 Quarter compared to $39.3 million for the 2022 Quarter. The increase in cash used in financing activities was primarily attributable to increased cash distributions paid to unitholders, the repurchase of senior notes during the 2023 Quarter, debt issuance costs and the purchase of units under the unit repurchase program. These increases were partially offset by increased long-term borrowings.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2023 cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers' compensation and pneumoconiosis costs, with our March 31, 2023 cash and cash equivalents of $271.3 million and cash flows from operations, or borrowings under our Revolving Credit Facility and Securitization Facility if necessary.  We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $7.05 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2023 are estimated in a range of $400.0 million to $460.0 million.  We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See "Item 1. Financial Statements (Unaudited)—Note 6 – Long-Term Debt" of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On March 31, 2023, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to (1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, (2) the use of aircraft, and (3) the purchase of oil & gas mineral interests from JC Resources LP, an entity owned by Mr. Craft. Please read "Item 1. Financial Statements (Unaudited) – Note 2 – Acquisitions" of this Quarterly Report on Form 10-Q for more information on the purchase of oil & gas mineral interests. We also have related-party transactions with (a) WKY CoalPlay, LLC regarding three mineral leases, and (b) with entities in which we hold equity investments. For more information regarding our investments, please read "Item 1. Financial Statements (Unaudited)—Note 9 – Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2022, "Item 8. Financial Statements and Supplementary Data—Note 22 – Related-Party Transactions" for additional information concerning related-party transactions.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We did not have an outstanding balance under either the Revolving Credit Facility or the Securitization Facility at March 31, 2023.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2023.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2023.

During the quarterly period ended March 31, 2023, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	changes in global economic and geo-political conditions or changes in industries in which our customers operate;
●	changes in commodity prices, demand and availability which could affect our operating results and cash flows;
●	the outcome or escalation of current hostilities in Ukraine;
●	the severity, magnitude, and duration of any future pandemics and impacts of the pandemic and of businesses' and governments' responses to the pandemic on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions;
●	actions of the major oil-producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold oil & gas mineral interests due to low commodity prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions and to successfully integrate such acquisitions into our business and achieve the anticipated benefits therefrom;
●	our ability to identify and invest in new energy and infrastructure transition ventures;
●	the success of our development plans for our wholly owned subsidiary, Matrix Design Group, LLC, and our investments in emerging infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws;
●	central bank policy actions, bank failures and associated liquidity risks;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social, and governance ("ESG") matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;

●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortage of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

You should consider the information above when reading or considering any forward-looking statements contained in:

●	this Quarterly Report on Form 10-Q;
●	other reports filed by us with the SEC;
●	our press releases;
●	our website www.arlp.com; and
●	written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.).  Collectively, the plaintiffs of these two lawsuits allege damages ranging from approximately $22.2 million to $143.7 million.  Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.).  The plaintiffs in these cases seek class and collective action certification, which we oppose, and the courts have not yet made definitive final rulings on these issues.  The plaintiffs seek to recover alleged compensatory, liquidated and/or exemplary damages for the alleged underpayment, and costs and fees that potentially may be recoverable under applicable law. We have scheduled a mediation with the plaintiffs for June 12, 2023. We believe the claims made in these lawsuits are without merit and intend to defend the litigation vigorously. We do not believe this litigation will have a material adverse effect on our business, financial position or results of operations.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I - Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in these reports are not our only risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Recently, on March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp., and then on May 1, 2023, First Republic Bank, were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Access to any deposits in excess of insured amounts, as well as funding under our credit arrangements could be significantly impaired by factors that affect the banks in which we hold deposits, our lenders, the financial services industry, or the economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under our credit agreements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our financial or other obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2018, ARLP announced that the Board of Directors approved the establishment of a unit repurchase program authorizing ARLP to repurchase up to $100 million of its outstanding limited partner common units.  In January 2023, the Board of Directors authorized a $93.5 million increase to the unit purchase program, which had $6.5 million of available capacity as of December 31, 2022. The unit repurchase program is intended to enhance ARLP's ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units and repurchases may be commenced or suspended from time to time without prior notice.

The table below represents all unit repurchases for the three months ended March 31, 2023.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Units Under the Publicly Announced Program
				(in thousands)

February 1 through February 28, 2023	860,060	$21.17	860,060	$81,791

Total	860,060	$21.17	860,060	$81,791

As of March 31, 2023, we had repurchased 6,320,664 units as part of the unit repurchase program at an average unit price of $17.67, for an aggregate purchase price of $111.7 million since inception of the unit purchase program. The remaining authorized amount for unit purchase under this program was $81.8 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.3	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.4	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.5	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

3.7	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.8	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

3.11	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.12	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

10.1	Eleventh Amendment to the Receivables Financing Agreement, dated as of January 13, 2023.	10-K	000-26823 23666549	10.54	02/24/2023

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.2

Credit Agreement, dated as of January 13, 2023, among Alliance Coal, LLC, as borrower, Alliance Resource Operating Partners, L.P., Alliance Resource Partners, L.P., UC Coal, LLC, UC Mining, LLC, UC Processing, LLC and MGP II, LLC as additional Alliance entities and the initial lenders, initial issuing banks and swingline bank named therein, PNC Bank, National Association as administrative agent and collateral agent and PNC Capital Markets LLC, BOKF, NA DBA Bank of Oklahoma, Fifth Third Bank, National Association, Old National Bank and Truist Securities, Inc. as joint lead arrangers and joint bookrunners and the other institutions named therein as documentation agents.

		8-K	000-26823 23540292	10.1	01/20/2023

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2023 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 9, 2023.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
President, Chief Executive Officer
and Chairman, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer