Form 10-Q
period 2023-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2023-08-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, 127,125,437 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2023	2022*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$284,899	$296,023
Trade receivables	213,754	241,412
Other receivables	11,672	8,601
Inventories, net	128,940	77,326
Advance royalties	5,824	7,556
Prepaid expenses and other assets	18,842	26,675
Total current assets	663,931	657,593
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	4,040,872	3,931,422
Less accumulated depreciation, depletion and amortization	(2,112,693)	(2,050,754)
Total property, plant and equipment, net	1,928,179	1,880,668
OTHER ASSETS:
Advance royalties	74,476	67,713
Equity method investments	46,789	49,371
Equity securities	42,000	42,000
Operating lease right-of-use assets	17,621	14,950
Other long-term assets	14,947	15,726
Total other assets	195,833	189,760
TOTAL ASSETS	$2,787,943	$2,728,021

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$109,093	$95,122
Accrued taxes other than income taxes	22,852	22,967
Accrued payroll and related expenses	35,220	39,623
Accrued interest	4,312	5,000
Workers' compensation and pneumoconiosis benefits	14,135	14,099
Other current liabilities	24,377	53,790
Current maturities, long-term debt, net	37,771	24,970
Total current liabilities	247,760	255,571
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	379,427	397,203
Pneumoconiosis benefits	101,578	100,089
Accrued pension benefit	12,028	12,553
Workers' compensation	41,170	39,551
Asset retirement obligations	143,550	142,254
Long-term operating lease obligations	14,645	12,132
Deferred income tax liabilities	35,416	35,814
Other liabilities	25,612	24,828
Total long-term liabilities	753,426	764,424
Total liabilities	1,001,186	1,019,995

COMMITMENTS AND CONTINGENCIES - (NOTE 3)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,125,437 and 127,195,219 units outstanding, respectively	1,801,682	1,656,025
General Partner's interest	—	66,548
Accumulated other comprehensive loss	(39,926)	(41,054)
Total ARLP Partners' Capital	1,761,756	1,681,519
Noncontrolling interest	25,001	26,507
Total Partners' Capital	1,786,757	1,708,026
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,787,943	$2,728,021

*Recast as discussed in Note 1 – Organization and Presentation.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022*	2023	2022*
SALES AND OPERATING REVENUES:
Coal sales	$560,331	$531,807	$1,139,115	$920,167
Oil & gas royalties	33,087	39,287	67,584	72,683
Transportation revenues	30,527	35,385	60,765	64,757
Other revenues	17,891	13,399	37,294	25,693
Total revenues	641,836	619,878	1,304,758	1,083,300

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	334,402	316,850	673,125	578,873
Transportation expenses	30,527	35,385	60,765	64,757
Outside coal purchases	4,209	151	4,209	151
General and administrative	20,130	22,480	41,215	41,102
Depreciation, depletion and amortization	68,639	67,690	134,189	131,830
Total operating expenses	457,907	442,556	913,503	816,713

INCOME FROM OPERATIONS	183,929	177,322	391,255	266,587

Interest expense (net of interest capitalized for the three and six months ended June 30, 2023 and 2022 of $1,216, $171, $2,623 and $241, respectively)	(9,433)	(9,397)	(22,109)	(19,059)
Interest income	2,625	93	5,415	128
Equity method investment income (loss)	(1,994)	1,585	(1,942)	2,468
Other income (expense)	177	579	(396)	1,146
INCOME BEFORE INCOME TAXES	175,304	170,182	372,223	251,270

INCOME TAX EXPENSE	3,999	6,331	8,240	49,046

NET INCOME	171,305	163,851	363,983	202,224

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,515)	(323)	(3,008)	(613)

NET INCOME ATTRIBUTABLE TO ARLP	$169,790	$163,528	$360,975	$201,611

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$—	$2,050	$1,384	$3,481
LIMITED PARTNERS	$169,790	$161,478	$359,591	$198,130

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$1.30	$1.23	$2.75	$1.51

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,183,439	127,195,219	127,236,097	127,195,219

* Recast as discussed in Note 1 – Organization and Presentation.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022*	2023	2022*

NET INCOME	$171,305	$163,851	$363,983	$202,224

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	46	46	93	93
Amortization of net actuarial loss (1)	171	489	344	972
Total defined benefit pension plan adjustments	217	535	437	1,065

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	346	259	691	519
Total pneumoconiosis benefits adjustments	346	259	691	519

OTHER COMPREHENSIVE INCOME	563	794	1,128	1,584

COMPREHENSIVE INCOME	171,868	164,645	365,111	203,808

Less: Comprehensive income attributable to noncontrolling interest	(1,515)	(323)	(3,008)	(613)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$170,353	$164,322	$362,103	$203,195
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 13 and 15 for additional details).

* Recast as discussed in Note 1 – Organization and Presentation.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022*

CASH FLOWS FROM OPERATING ACTIVITIES	$504,023	$239,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(185,017)	(121,982)
Change in accounts payable and accrued liabilities	(25,630)	8,951
Proceeds from sale of property, plant and equipment	2,468	3,373
Contributions to equity method investments	(1,334)	(20,110)
Purchase of equity securities	—	(32,639)
JC Resources acquisition	(64,999)	—
Oil & gas reserve acquisition	(3,935)	—
Other	833	(935)
Net cash used in investing activities	(277,614)	(163,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	—	27,500
Payments under securitization facility	—	(27,500)
Payments on equipment financings	(7,565)	(8,696)
Borrowing under long-term debt	75,000	—
Payments on long-term debt	(65,474)	—
Payments on finance lease obligations	(306)	(410)
Payment of debt issuance costs	(11,744)	—
Payments for purchases of units under unit repurchase program	(19,432)	—
Payments for tax withholdings related to settlements under deferred compensation plans	(10,334)	—
Excess purchase price over the contributed basis from JC Resources acquisition	(7,251)	—
Cash retained by JC Resources in acquisition	(2,933)	(4,074)
Distributions paid to Partners	(182,868)	(78,560)
Other	(4,626)	(623)
Net cash used in financing activities	(237,533)	(92,363)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,124)	(16,314)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	296,023	122,403
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,899	$106,089

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,242	$17,506
Cash paid for income taxes	$5,760	$10,964

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$18,651	$17,276
Right-of-use assets acquired by operating lease	$2,280	$99
Market value of common units issued under deferred compensation plans before tax withholding requirements	$28,906	$—

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

JC Resources Acquisition

On February 22, 2023, we acquired approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources LP ("JC Resources"), an entity owned by Mr. Craft, for $72.3 million, which was funded with cash on hand ("JC Resources Acquisition"). Because JC Resources is owned by Mr. Craft, the JC Resources Acquisition is accounted for as a reorganization of entities under common control, whereby the assets and liabilities acquired from JC Resources are combined with the ARLP Partnership at their historical amounts for all periods presented.  The recasting of 2022 for the JC Resources Acquisition increased revenues by $3.4 million and $5.9 million for the three and six months ended June 30, 2022, respectively, and increased income from operations, net income and comprehensive income by $2.1 million and $3.5 million for the three and six months ended June 30, 2022, respectively. We did not recast historical earnings per limited partner unit as pre-acquisition earnings from the JC Resources Acquisition were allocated to our general partner. For more information on this acquisition please see Note 2 – Acquisition.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2023 and December 31, 2022 and the results of our operations and comprehensive income for the three months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022.  All intercompany transactions and accounts have been eliminated.

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

2.ACQUISITIONS

JC Resources

As discussed in Note 1 – Organization and Presentation, on February 22, 2023, we completed the JC Resources Acquisition, which gives us increased exposure to a prolific area of the Delaware Basin that is within close proximity to reserves that we currently own.  This acquisition was approved by the conflicts committee of MGP's board of directors, which is comprised entirely of independent directors.  Because JC Resources is under common control with us, we recorded the acquisition at JC Resources' carrying value for each period presented. The carrying value of the mineral interests as well as related receivables and payables at February 22, 2023 was $65.0 million inclusive of $25.4 million and $37.8 million of mineral interests in proved and unproved properties, respectively. The JC Resources Acquisition increased revenues included in our condensed consolidated statements of income by $2.4 million and $5.4 million for the three and six months ended June 30, 2023, respectively.

Acquisition Agreement

On January 27, 2023, we entered into a one-year collaborative agreement with a third party, effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware Basins. Under the agreement, the third party assists us in the identification, evaluation, and acquisition of target oil & gas mineral interests. In exchange for these services, the third party receives a participation share, partially funded by the third party, and is paid a periodic management fee.  As of June 30, 2023, we have purchased $1.9 million and $2.1 million of oil & gas mineral interests in proved and unproved properties, respectively, pursuant to this agreement.  Management fees paid under this agreement have been immaterial.

3.CONTINGENCIES

Certain of our subsidiaries are party to litigation in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay. The plaintiffs seek class and collective action certification, which we oppose, and the courts have not yet made definitive final rulings on those issues. We had a mediation with the plaintiffs on June 12, 2023 but no settlement was reached. We are defending this litigation vigorously and continue to believe the plaintiffs' claims are without merit. We believe our ultimate exposure, if any, will not be material to our results of operations or financial position; however, if our current belief that the claims are without merit is not upheld, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

4.INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)

Coal	$66,383	$23,553
Supplies (net of reserve for obsolescence of $7,456 and $6,601, respectively)	62,557	53,773
Total inventories, net	$128,940	$77,326

5.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$429,757	$—	$—	$424,420	$—
Total	$—	$429,757	$—	$—	$424,420	$—

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

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022

	(in thousands)
Revolving credit facility	$—	$—	$(8,806)	$(2,702)
Term loan	70,312	—	(1,538)	—
Senior notes	339,214	400,000	(1,427)	(2,134)
Securitization facility	—	—	—	—
November 2019 equipment financing	15,425	21,072	—	—
June 2020 equipment financing	4,018	5,937	—	—
	428,969	427,009	(11,771)	(4,836)
Less current maturities	(38,194)	(24,970)	423	—
Total long-term debt	$390,775	$402,039	$(11,348)	$(4,836)

Credit Facility.  On January 13, 2023, Alliance Coal, as borrower, entered into a Credit Agreement (the "Credit Agreement") with various financial institutions. The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit up to the full amount of $425 million (the "Revolving Credit Facility"), and for a term loan in an aggregate principal amount of $75 million (the "Term Loan"). The Credit Agreement matures on March 9, 2027, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full. The Credit Agreement will instead mature on January 30, 2025, if on that date our Senior Notes, as discussed below, are still outstanding and Alliance Coal does not have liquidity of at least $200 million. Interest is payable quarterly, with principal of the Term Loan due in quarterly installments equal to 6.25% of the original principal amount of the Term Loan beginning with the quarter ending June 30, 2023 and the balance payable at maturity. The Revolving Credit Facility replaces the $459.5 million revolving credit facility, which included a sublimit of $125.0 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings, extended to the Intermediate Partnership under its Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020 that would have expired on March 9, 2024. We incurred debt issuance costs during the six months ended June 30, 2023 of $11.7 million in connection with the Credit Agreement. These debt issuance costs are deferred and amortized as a component of interest expense over the term of the Revolving Credit Facility.

The Revolving Credit Facility is underwritten by a syndicate of eighteen financial institutions and the obligations of the lenders are individual obligations, which means the failure of one or more lenders to be able to fund its obligation does not relieve the remaining lenders from funding their obligations. Based on our diligence, including discussions with representatives of certain of these financial institutions, as of June 30, 2023 we have no reason to believe that the banks within our syndicate are facing financial difficulties, defaults or limited liquidity situations that would cause them to be unable to fund their obligations under the Credit Agreement. However, should any of the banks in our syndicate experience conditions in the future that limit their ability to fund their obligations, the amount available under the Revolving Credit Facility could be reduced.

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the "Subsidiary Guarantors"). The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted term rate plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent's prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio and was 0.49% as of June 30, 2023. At June 30, 2023, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incurred an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit

Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in exceeding a minimum fixed charge coverage ratio (as determined in the Credit Agreement) or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.10 to 1.0, 0.49 to 1.0 and 145.52 to 1.0, respectively, for the trailing twelve months ended June 30, 2023. We were in compliance with the covenants of the Credit Agreement as of June 30, 2023 and anticipate remaining in compliance with the covenants.

Senior Notes.  On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales. During the six months ended June 30, 2023, we repurchased $60.8 million of our Senior Notes. The gain on extinguishment of the Senior Notes is immaterial.  In July 2023, we redeemed an additional $50.0 million of our Senior Notes.

Accounts Receivable Securitization.  Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $60.0 million accounts receivable securitization facility ("Securitization Facility"). Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $60.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On June 30, 2023, we had $11.7 million of letters of credit outstanding with $48.3 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings. In January 2023, we extended the term of the Securitization Facility to January 2024. The Securitization Facility was previously scheduled to mature in January 2023. At June 30, 2023, we did not have any outstanding borrowings under the Securitization Facility.

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

7.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Current:
Federal	$3,935	$6,175	$8,247	$11,209
State	272	445	573	831
	4,207	6,620	8,820	12,040
Deferred:
Federal	(190)	(255)	(521)	34,665
State	(18)	(34)	(59)	2,341
	(208)	(289)	(580)	37,006
Income tax expense	$3,999	$6,331	$8,240	$49,046

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

The effective income tax rate for our income tax expense for the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes. The effective income tax rate for our income tax expense for the six months ended June 30, 2022 is greater than the federal statutory rate, primarily due to the effect of the Tax Election, partially offset by the portion of income not subject to income taxes.

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

Francis

On April 5, 2022, we invested $20 million in Francis Renewable Energy, LLC ("Francis"), in the form of a convertible note. Our convertible note matured on April 1, 2023 and was converted into a 17.8% preferred equity interest in Francis.  Prior to conversion, we had determined the note more closely represented equity as opposed to debt. Therefore, we accounted for the convertible note as an equity contribution even though we did not participate in Francis' earnings or losses and were not eligible to receive distributions during the term of the note. Subsequent to the conversion on April 1, 2023, we participate in earnings and losses and are eligible to receive distributions.

We have concluded that Francis is a VIE as the management structure is similar to a limited partnership with the non-managing members (i) not having the ability to remove the managing member and (ii) not participating significantly in the operational decisions.  We are not the primary beneficiary of Francis as we do not have the power to direct the activities that most significantly impact Francis's economic performance. We account for our ownership interest in the income or loss of Francis as an equity method investment. Following the conversion of our note to preferred equity, we record equity income or loss based on Francis' distribution structure. See Note 9 – Investments for more information.

NGP ETP IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ETP IV, L.P. ("NGP ETP IV"), a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. This commitment represents a 3.6% interest in NGP ETP IV. As of June 30, 2023, we have funded $5.4 million of this commitment.

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

9.           INVESTMENTS

AllDale III

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$24,695	$26,194	$25,284	$26,325
Equity method investment income	716	1,585	1,141	2,468
Distributions received	(960)	(1,501)	(1,974)	(2,515)
Ending balance	$24,451	$26,278	$24,451	$26,278

Francis

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of Francis as an equity method investment. Prior to the conversion of our convertible note, we did not participate in Francis' earnings or losses; however, upon conversion on April 1, 2023 we began participating. As a development stage company, Francis depends on capital contributions to meet its operating and debt obligations.  We currently believe that the carrying value of our investment is recoverable; however, if Francis is unable to raise sufficient funds to continue its operations and meet its debt obligations, it could have an adverse effect on our investment. The changes in our equity method investment in Francis for three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$20,000	$—	$20,000	$—
Contributions	—	20,000	—	20,000
Equity method investment loss	(2,620)	—	(2,620)	—
Ending balance	$17,380	$20,000	$17,380	$20,000

NGP ETP IV

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of NGP ETP IV as an equity method investment. The changes in our equity method investment in NGP ETP IV for three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$4,254	$—	$4,087	$—
Contributions	794	110	1,334	110
Equity method investment loss	(90)	—	(463)	—
Ending balance	$4,958	$110	$4,958	$110

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

10.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2022 and 2023 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2022	$0.2500	$32,750
May 13, 2022	0.3500	45,810
August 12, 2022	0.4000	52,338
November 14, 2022	0.5000	65,449
Total	$1.5000	$196,347

February 14, 2023	$0.7000	$91,938
May 15, 2023	0.7000	90,930
August 14, 2023 (1)	0.7000	—
Total	$2.1000	$182,868
(1)	On July 28, 2023, we declared this quarterly distribution payable on August 14, 2023 to all unitholders of record as of August 7, 2023.

Unit Repurchase Program

In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity as of December 31, 2022. As a result, we are authorized to repurchase up to a total of $100.0 million of ARLP common units. During the six months ended June 30, 2023, we repurchased and retired 929,842 units at an average unit price of $20.90 for an aggregate purchase price of $19.4 million. Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the six months ended June 30, 2023 and 2022:

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2023	127,195,219	$1,656,025	$66,548	$(41,054)	$26,507	$1,708,026
Comprehensive income:
Net income	—	189,801	1,384	—	1,493	192,678
Actuarially determined long-term liability adjustments	—	—	—	565	—	565
Total comprehensive loss						193,243
Settlement of deferred compensation plans	860,060	(9,320)	—	—	—	(9,320)
Purchase of units under unit repurchase program	(860,060)	(18,209)	—	—	—	(18,209)
Common unit-based compensation	—	2,830	—	—	—	2,830
Distributions on deferred common unit-based compensation	—	(2,901)	—	—	—	(2,901)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(2,288)	(2,288)
JC Resources acquisition - See Note 1	—	(7,251)	(64,999)	—	—	(72,250)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(2,933)	—	—	(2,933)
Distributions to Partners	—	(89,037)	—	—	—	(89,037)
Balance at March 31, 2023	127,195,219	1,721,938	—	(40,489)	25,712	1,707,161
Comprehensive income:
Net income	—	169,790	—	—	1,515	171,305
Actuarially determined long-term liability adjustments	—	—	—	563	—	563
Total comprehensive income						171,868
Settlement of deferred compensation plans	—	(1,014)	—	—	—	(1,014)
Purchase of units under unit repurchase program	(69,782)	(1,223)	—	—	—	(1,223)
Common unit-based compensation	—	3,121	—	—	—	3,121
Distributions on deferred common unit-based compensation	—	(1,895)	—	—	—	(1,895)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(2,226)	(2,226)
Distributions to Partners	—	(89,035)	—	—	—	(89,035)
Balance at June 30, 2023	127,125,437	$1,801,682	$—	$(39,926)	$25,001	$1,786,757

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital *	Income (Loss)	Interest	Capital *

	(in thousands, except unit data)
Balance at January 1, 2022	127,195,219	$1,279,183	$68,075	$(64,229)	$11,115	$1,294,144
Comprehensive income:
Net income	—	36,652	1,431	—	290	38,373
Actuarially determined long-term liability adjustments	—	—	—	790	—	790
Total comprehensive income						39,163
Common unit-based compensation	—	2,640	—	—	—	2,640
Distributions on deferred common unit-based compensation	—	(950)	—	—	—	(950)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(298)	(298)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(1,590)	—	—	(1,590)
Distributions to Partners	—	(31,800)	—	—	—	(31,800)
Balance at March 31, 2022	127,195,219	1,285,725	67,916	(63,439)	11,107	1,301,309
Comprehensive income:
Net income	—	161,478	2,050	—	323	163,851
Actuarially determined long-term liability adjustments	—	—	—	794	—	794
Total comprehensive loss						164,645
Common unit-based compensation	—	2,340	—	—	—	2,340
Distributions on deferred common unit-based compensation	—	(1,292)	—	—	—	(1,292)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(325)	(325)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(2,484)	—	—	(2,484)
Distributions to Partners	—	(44,518)	—	—	—	(44,518)
Balance at June 30, 2022	127,195,219	$1,403,733	$67,482	$(62,645)	$11,105	$1,419,675

* Recast as discussed in Note 1 – Organization and Presentation.

11.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 16 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended June 30, 2023

Coal sales	$331,813	$228,518	$—	$—	$—	$560,331
Oil & gas royalties	—	—	33,087	—	—	33,087
Coal royalties	—	—	—	16,567	(16,567)	—
Transportation revenues	21,178	9,349	—	—	—	30,527
Other revenues	2,401	375	325	—	14,790	17,891
Total revenues	$355,392	$238,242	$33,412	$16,567	$(1,777)	$641,836

Three Months Ended June 30, 2022

Coal sales	$290,389	$241,418	$—	$—	$—	$531,807
Oil & gas royalties *	—	—	39,287	—	—	39,287
Coal royalties	—	—	—	14,525	(14,525)	—
Transportation revenues	21,449	13,936	—	—	—	35,385
Other revenues	1,659	328	669	—	10,743	13,399
Total revenues	$313,497	$255,682	$39,956	$14,525	$(3,782)	$619,878

Six Months Ended June 30, 2023

Coal sales	$668,723	$470,392	$—	$—	$—	$1,139,115
Oil & gas royalties	—	—	67,584	—	—	67,584
Coal royalties	—	—	—	32,080	(32,080)	—
Transportation revenues	42,506	18,259	—	—	—	60,765
Other revenues	4,569	850	1,365	—	30,510	37,294
Total revenues	$715,798	$489,501	$68,949	$32,080	$(1,570)	$1,304,758

Six Months Ended June 30, 2022

Coal sales	$544,294	$375,873	$—	$—	$—	$920,167
Oil & gas royalties *	—	—	72,683	—	—	72,683
Coal royalties	—	—	—	29,692	(29,692)	—
Transportation revenues	40,340	24,417	—	—	—	64,757
Other revenues	3,559	691	793	—	20,650	25,693
Total revenues	$588,193	$400,981	$73,476	$29,692	$(9,042)	$1,083,300

* Recast as discussed in Note 1 – Organization and Presentation.

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2023 and disaggregated by segment and contract duration.

				2026 and
	2023	2024	2025	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$762,478	$925,042	$344,601	$243,600	$2,275,721
Appalachia Coal Operations coal revenues	452,387	574,481	325,425	1,600	1,353,893
Total coal revenues (1)	$1,214,865	$1,499,523	$670,026	$245,200	$3,629,614

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022 (1)

	(in thousands, except per unit data)

Net income attributable to ARLP	$169,790	$163,528	$360,975	$201,611
Adjustment:
General partner's interest in net income attributable to ARLP	—	(2,050)	(1,384)	(3,481)

Limited partners' interest in net income attributable to ARLP	169,790	161,478	359,591	198,130

Less:
Distributions to participating securities	(2,396)	(1,720)	(4,828)	(3,272)
Undistributed earnings attributable to participating securities	(2,071)	(3,645)	(4,981)	(3,245)

Net income attributable to ARLP available to limited partners	$165,323	$156,113	$349,782	$191,613

Weighted-average limited partner units outstanding – basic and diluted	127,183	127,195	127,236	127,195

Earnings per limited partner unit - basic and diluted (2)	$1.30	$1.23	$2.75	$1.51
(1)	Recast as discussed in Note 1 – Organization and Presentation.
(2)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 2,577 and 2,896 for the three and six months ended June 30, 2023, respectively, and 3,529 and 3,289 for the three and six months ended June 30, 2022, respectively, were considered anti-dilutive under the treasury stock method.

13.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$50,017	$53,206	$49,452	$53,448
Changes in accruals	2,196	2,271	6,070	4,546
Payments	(2,646)	(3,278)	(6,505)	(6,082)
Interest accretion	551	287	1,101	574
Valuation loss (gain) (1)	990	(5,265)	990	(5,265)
Ending balance	$51,108	$47,221	$51,108	$47,221
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation loss in 2023 is due to adverse claims development. The valuation gain in 2022 is due to an increase in the discount rate from 2.41% on December 31, 2021 to 4.22% on June 30, 2022.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of June 30, 2023 are $4.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Service cost	$675	$954	$1,344	$1,901
Interest cost (1)	1,238	749	2,476	1,496
Net amortization (1)	346	259	691	519
Net periodic benefit cost	$2,259	$1,962	$4,511	$3,916
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

14.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

A summary of non-vested LTIP grants as of and for the six months ended June 30, 2023 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2023	3,697,133	$7.40	75,126
Granted (1)	447,225	21.54
Vested (2)	(1,291,330)	5.02
Forfeited	(145,584)	6.86
Non-vested grants at June 30, 2023	2,707,444	10.90	50,061
(1)	The restricted units granted during 2023 have certain minimum-value guarantees per unit, regardless of whether or not the awards vest.
(2)	During the six months ended June 30, 2023, we issued 860,060 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.

LTIP expense for grants of restricted units was $2.7 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and $4.9 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively. The total obligation associated with LTIP grants of restricted units as of June 30, 2023 was $14.1 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  As of June 30, 2023, there was $15.4 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.1 years.

Supplemental Executive Retirement Plan and Directors' Deferred Compensation Plan

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the six months ended June 30, 2023 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2023	742,540	$20.28	$15,088
Granted	49,480	19.72
Settled (1)	(49,331)	20.27
Phantom units outstanding as of June 30, 2023	742,689	20.38	13,732
(1)	During the six months ended June 30, 2023, we purchased 27,576 ARLP common units on the open market to settle the account of a participant under the SERP. Units purchased and delivered to the participant were net of units settled in cash to satisfy tax withholding obligations.

Total SERP and Directors' Deferred Compensation Plan expense was $0.6 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $15.1 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Interest cost	$1,296	$936	$2,591	$1,868
Expected return on plan assets	(1,517)	(1,664)	(3,115)	(3,329)
Amortization of prior service cost	46	46	93	93
Amortization of net loss	171	489	344	972
Net periodic benefit credit (1)	$(4)	$(193)	$(87)	$(396)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

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

The Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal mining complex, (b) the Warrior mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The segment also includes our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC and other support services, and our non-operating mining complexes.

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

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended June 30, 2023

Revenues - Outside	$355,392	$238,242	$33,412	$—	$14,790	$641,836
Revenues - Intercompany	—	—	—	16,567	(16,567)	—
Total revenues (2)	355,392	238,242	33,412	16,567	(1,777)	641,836

Segment Adjusted EBITDA Expense (3)	214,666	119,319	3,562	5,597	(4,710)	338,434
Segment Adjusted EBITDA (4)	119,551	109,573	29,050	10,970	222	269,366
Capital expenditures (5)	57,469	31,309	40	—	725	89,543

Three Months Ended June 30, 2022

Revenues - Outside (1)	$313,497	$255,682	$39,956	$—	$10,743	$619,878
Revenues - Intercompany	—	—	—	14,525	(14,525)	—
Total revenues (2)	313,497	255,682	39,956	14,525	(3,782)	619,878

Segment Adjusted EBITDA Expense (1) (3)	194,697	117,369	3,582	5,398	(4,624)	316,422
Segment Adjusted EBITDA (1) (4)	97,352	124,377	37,638	9,127	839	269,333
Capital expenditures	35,343	22,491	—	—	4,995	62,829

Six Months Ended June 30, 2023

Revenues - Outside	$715,798	$489,501	$68,949	$—	$30,510	$1,304,758
Revenues - Intercompany	—	—	—	32,080	(32,080)	—
Total revenues (2)	715,798	489,501	68,949	32,080	(1,570)	1,304,758

Segment Adjusted EBITDA Expense (3)	421,735	245,118	7,986	10,985	(8,094)	677,730
Segment Adjusted EBITDA (4)	251,559	226,123	59,095	21,095	3,441	561,313
Total assets	830,821	470,929	758,816	322,926	404,451	2,787,943
Capital expenditures (5)	119,451	63,814	42	400	1,310	185,017

Six Months Ended June 30, 2022

Revenues - Outside (1)	$588,193	$400,981	$73,476	$—	$20,650	$1,083,300
Revenues - Intercompany	—	—	—	29,692	(29,692)	—
Total revenues (2)	588,193	400,981	73,476	29,692	(9,042)	1,083,300

Segment Adjusted EBITDA Expense (1) (3)	372,286	201,084	6,859	10,217	(12,568)	577,878
Segment Adjusted EBITDA (1) (4)	175,567	175,480	68,473	19,475	3,525	442,520
Total assets (1)	748,291	457,724	734,760	288,509	171,389	2,400,673
Capital expenditures	71,890	40,836	—	—	9,256	121,982
(1)	Recast for the JC Resources Acquisition as discussed in Note 1 – Organization and Presentation.
(2)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily intercompany coal royalty eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases, if applicable, and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$334,402	$316,850	$673,125	$578,873
Outside coal purchases	4,209	151	4,209	151
Other expense (income)	(177)	(579)	396	(1,146)
Segment Adjusted EBITDA Expense	$338,434	$316,422	$677,730	$577,878

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$171,305	$163,851	$363,983	$202,224
Noncontrolling interest	(1,515)	(323)	(3,008)	(613)
Net income attributable to ARLP	$169,790	$163,528	$360,975	$201,611
General and administrative	20,130	22,480	41,215	41,102
Depreciation, depletion and amortization	68,639	67,690	134,189	131,830
Interest expense, net	6,808	9,304	16,694	18,931
Income tax expense	3,999	6,331	8,240	49,046
Consolidated Segment Adjusted EBITDA	$269,366	$269,333	$561,313	$442,520

(5)	Capital expenditures for the three and six months ended June 30, 2023 exclude $1.1 million and $3.9 million, respectively, paid towards the Acquisition Agreement. Capital expenditures for the six months ended June 30, 2023 also exclude the $72.3 million paid for the JC Resources Acquisition (See Note 2 – Acquisitions).

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

We have invested in energy and infrastructure opportunities including our investments in Francis Renewable Energy, LLC ("Francis"), Infinitum Electric, Inc. ("Infinitum"), and NGP ETP IV, L.P. ("NGP ETP IV"), which are in the businesses of, respectively, electric vehicle charging stations, electric motor manufacturing, and private equity investments in renewable energy, the electrification of our economy or the efficient use of energy.

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal mining complex, (b) the Warrior mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The segment also includes our Mt. Vernon coal-loading terminal on the Ohio River in Indiana, Mid-America Carbonates, LLC and other support services, and our non-operating mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity method investment in AllDale III. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Investments" of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties. Approximately two-thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC, its subsidiaries and Alliance Design Group, LLC (collectively referred to as the "Matrix Group"), our investments in Francis, Infinitum, and NGP ETP IV, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance") and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Investments" and —Note 6 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on our investments in Francis, Infinitum and NGP ETP IV as well as AROP Funding and Alliance Finance.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	8,904	8,933	N/A	N/A
Coal - Tons produced	9,397	8,878	N/A	N/A
Coal - Coal sales	$560,331	$531,807	$62.93	$59.53
Coal - Segment Adjusted EBITDA Expense (2) (3)	$337,025	$313,724	$37.85	$35.12
Oil & Gas Royalties - BOE sold	765	544	N/A	N/A
Oil & Gas Royalties - Royalties (4)	$33,087	$39,287	$43.27	$72.31
Coal Royalties - Tons sold	5,118	5,268	N/A	N/A
Coal Royalties - Intercompany royalties	$16,567	$14,525	$3.24	$2.76
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 1. Financial Statements (Unaudited)—Note 1 – Organization and Presentation" of this Quarterly Report on Form 10-Q.

(2)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of GAAP 'Operating Expenses' to non-GAAP 'Segment Adjusted EBITDA Expense.'"
(3)	Beginning in 2023, we redefined Coal - Segment Adjusted EBITDA Expense to reflect the activity of Alliance Coal, which is the holding company for our coal mining operations. We have retrospectively adjusted Coal - Segment Adjusted EBITDA Expense in prior periods to be on the same basis.
(4)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Total Revenues.  Total revenues for the three months ended June 30, 2023 ("2023 Quarter") increased 3.5% to $641.8 million compared to $619.9 million for the three months ended June 30, 2022 ("2022 Quarter") as a result of higher coal sales price per ton, partially offset primarily by lower average oil & gas sales price per BOE.

Total operating expenses.  Total operating expenses increased to $457.9 million in the 2023 Quarter, compared to $442.6 million in the 2022 Quarter, due primarily to the sale of higher cost purchased coal and increased per ton costs on certain expense items discussed in more detail below.

Net income attributable to ARLP.  Increased revenues, partially offset by higher total operating expenses, led to net income attributable to ARLP for the 2023 Quarter of $169.8 million, or $1.30 per basic and diluted limited partner unit, compared to $163.5 million, or $1.23 per basic and diluted limited partner unit, for the 2022 Quarter.

Coal sales.  Coal sales increased $28.5 million or 5.4% to $560.3 million for the 2023 Quarter from $531.8 million for the 2022 Quarter.  The increase was attributable to a price variance of $30.2 million due to higher average coal sales prices, partially offset by a volume variance of $1.7 million resulting from reduced tons sold.  Improved price realizations in domestic markets during the 2023 Quarter drove coal sales prices higher by 5.7% in the 2023 Quarter to $62.93 per ton sold, compared to $59.53 per ton sold during the 2022 Quarter.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 7.4% to $337.0 million, as a result of higher per ton costs.  Segment Adjusted EBITDA Expense per ton sold for our coal operations increased 7.8% to $37.85 per ton sold in the 2023 Quarter compared to $35.12 per ton in the 2022 Quarter, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 7.5% to $11.23 per ton in the 2023 Quarter from $10.45 per ton in the 2022 Quarter. The increase of $0.78 per ton was primarily due to higher incentive benefits and direct labor costs at several mines.

●	Workers' compensation expenses per ton produced increased to $0.52 per ton in the 2023 Quarter from $(0.15) per ton in the 2022 Quarter. The increase of $0.67 per ton produced primarily reflects a favorable mid-year workers' compensation accrual adjustment in the 2022 Quarter due to an increase in the discount rate.

●	Maintenance expenses per ton produced increased 12.2% to $4.05 per ton in the 2023 Quarter from $3.61 per ton in the 2022 Quarter. The increase of $0.44 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices increased $0.27 per produced ton sold in the 2023 Quarter compared to the 2022 Quarter primarily as a result of higher price realizations, increased excise taxes per ton resulting from a reduced mix of export shipments and higher federal black lung excise tax as a result of the tax rate increasing effective October 1, 2022, partially offset by a favorable mix of tons sold mined in states without severance taxes.

●	Outside coal purchases increased $4.1 million in the 2023 Quarter as a result of increased sales from purchased coal, which generally costs more on a per ton basis than our produced coal.

Segment Adjusted EBITDA Expense increases per ton were partially offset by the following decreases:

●	Material and supplies expenses per ton produced decreased 6.1% to $12.84 per ton in the 2023 Quarter from $13.68 per ton in the 2022 Quarter. The decrease of $0.84 per ton produced primarily reflects decreases of $0.69 per ton for roof support, $0.16 per ton for outside expenses used in the mining process and $0.13 per ton in longwall subsidence expense, partially offset by an increase of $0.17 per ton for various preparation plant expenses.

●	A $6.5 million non-cash contingent accrual in the 2022 Quarter related to our purchase of the Hamilton mine based upon a projection for higher coal sale price realizations in the future.

Oil & gas royalties.  Oil & gas royalty revenues decreased to $33.1 million in the 2023 Quarter compared to $39.3 million for the 2022 Quarter.  The decrease of $6.2 million was primarily due to lower average sales price per BOE, which decreased by 40.2%, partially offset by higher BOE volumes.

Other revenues.  Other revenues principally comprised Matrix Design sales, Mt. Vernon transloading revenues, oil & gas lease bonus revenues and other miscellaneous sales and revenue activities.  Other revenues increased to $17.9 million in the 2023 Quarter from $13.4 million in the 2022 Quarter.  The increase of $4.5 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary.

Transportation revenues and expenses.  Transportation revenues and expenses were $30.5 million and $35.4 million for the 2023 and 2022 Quarters, respectively.  The decrease of $4.9 million was primarily attributable to decreased average third-party transportation rates in the 2022 Quarter and reduced coal shipments for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2023 Quarter Segment Adjusted EBITDA of $269.4 million remained consistent with the 2022 Quarter Segment Adjusted EBITDA of $269.3 million.

	Three Months Ended
	June 30,
	2023	2022 (1)	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$119,551	$97,352	$22,199	22.8%
Appalachia Coal Operations	109,573	124,377	(14,804)	(11.9)%
Oil & Gas Royalties	29,050	37,638	(8,588)	(22.8)%
Coal Royalties	10,970	9,127	1,843	20.2%
Other, Corporate and Elimination (2)	222	839	(617)	(73.5)%
Total Segment Adjusted EBITDA (3)	$269,366	$269,333	$33	0.0%

Coal - Tons sold
Illinois Basin Coal Operations	6,066	5,831	235	4.0%
Appalachia Coal Operations	2,838	3,102	(264)	(8.5)%
Total tons sold	8,904	8,933	(29)	(0.3)%

Coal sales
Illinois Basin Coal Operations	$331,813	$290,389	$41,424	14.3%
Appalachia Coal Operations	228,518	241,418	(12,900)	(5.3)%
Total coal sales	$560,331	$531,807	$28,524	5.4%

Other revenues
Illinois Basin Coal Operations	$2,401	$1,659	$742	44.7%
Appalachia Coal Operations	375	328	47	14.3%
Oil & Gas Royalties	325	669	(344)	(51.4)%
Other, Corporate and Elimination	14,790	10,743	4,047	37.7%
Total other revenues	$17,891	$13,399	$4,492	33.5%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$214,666	$194,697	$19,969	10.3%
Appalachia Coal Operations	119,319	117,369	1,950	1.7%
Oil & Gas Royalties	3,562	3,582	(20)	(0.6)%
Coal Royalties	5,597	5,398	199	3.7%
Other, Corporate and Elimination (2)	(4,710)	(4,624)	(86)	(1.9)%
Total Segment Adjusted EBITDA Expense (3)	$338,434	$316,422	$22,012	7.0%

Oil & Gas Royalties
Volume - BOE (4)	765	544	221	40.6%
Oil & gas royalties	$33,087	$39,287	$(6,200)	(15.8)%

Coal Royalties
Volume - Tons sold (5)	5,118	5,268	(150)	(2.8)%
Intercompany coal royalties	$16,567	$14,525	$2,042	14.1%
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 1. Financial Statements (Unaudited)—Note 1 – Organization and Presentation" of this Quarterly Report on Form 10-Q.
(2)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
(3)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under "—Reconciliation of GAAP 'net income' to non-GAAP 'Segment Adjusted EBITDA' and reconciliation of GAAP 'Operating Expenses' to non-GAAP 'Segment Adjusted EBITDA Expense.'"
(4)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(5)	Represents tons sold by our Coal Operations Segments that were produced from coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 22.8% to $119.6 million in the 2023 Quarter from $97.4 million in the 2022 Quarter.  The increase of $22.2 million was primarily attributable to higher coal sales, which increased 14.3% to $331.8 million in the 2023 Quarter from $290.4 million in the 2022 Quarter, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price realizations and increased sales volumes. Coal sales price per ton sold in the 2023 Quarter increased by 9.8% compared to the 2022 Quarter reflecting improved domestic price realizations. Tons sold increased by 4.0% compared to the 2022 Quarter due primarily to increased volumes from the Hamilton and Warrior mines.  Segment Adjusted EBITDA Expense increased 10.3% to $214.7 million in the 2023 Quarter from $194.7 million in the 2022 Quarter primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased by 6.0% compared to the 2022 Quarter resulting from higher labor-related expenses and maintenance costs as well as increased sales-related expenses due to higher price realizations.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 11.9% to $109.6 million for the 2023 Quarter from $124.4 million in the 2022 Quarter.  The decrease of $14.8 million was primarily attributable to lower coal sales, which decreased 5.3% to $228.5 million in the 2023 Quarter from $241.4 million in the 2022 Quarter, and higher operating expenses.  Coal sales volumes decreased by 8.5% compared to the 2022 Quarter as a result of reduced export sales across the region and lower production from our MC Mining operation.  Coal sales prices increased by 3.5% compared to the 2022 Quarter primarily due to improved price realizations in domestic markets.  Segment Adjusted EBITDA Expense increased slightly to $119.3 million in the 2023 Quarter from $117.4 million in the 2022 Quarter due to higher per ton expenses, partially offset by reduced sales volumes.  Segment Adjusted EBITDA Expense per ton increased $4.20 per ton sold to $42.04 compared to $37.84 per ton sold in the 2022 Quarter, as a result of increased labor-related expenses, purchased coal, and higher inventory charges, partially offset by increased recoveries and lower selling expenses due to a greater mix of coal sales from operations in states with lower severance taxes per ton during the 2023 Quarter.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased 22.8% to $29.1 million in the 2023 Quarter compared to $37.6 million in the 2022 Quarter primarily due to lower average sales price per BOE, partially offset by higher BOE sold.  Higher BOE volumes during the 2023 Quarter resulted from increased drilling and completion activities on our properties and additional volumes from oil & gas mineral interest acquisitions.

Coal Royalties – Segment Adjusted EBITDA increased 20.2% to $11.0 million for the 2023 Quarter compared to $9.1 million for the 2022 Quarter as a result of higher average royalty rates per ton received from our mining subsidiaries, partially offset by fewer royalty tons sold.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	17,373	17,095	N/A	N/A
Coal - Tons produced	18,641	18,056	N/A	N/A
Coal - Coal sales	$1,139,115	$920,167	$65.57	$53.83
Coal - Segment Adjusted EBITDA Expense (2) (3)	$672,901	$575,466	$38.73	$33.66
Oil & Gas Royalties - BOE sold	1,524	1,088	N/A	N/A
Oil & Gas Royalties - Royalties (4)	$67,584	$72,683	$44.34	$66.83
Coal Royalties - Tons sold	10,175	10,821	N/A	N/A
Coal Royalties - Intercompany royalties	$32,080	$29,692	$3.15	$2.74
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 1. Financial Statements (Unaudited)—Note 1 – Organization and Presentation" of this Quarterly Report on Form 10-Q.

(2)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of GAAP 'Operating Expenses' to non-GAAP 'Segment Adjusted EBITDA Expense.'"
(3)	Beginning in 2023, we redefined Coal - Segment Adjusted EBITDA Expense to reflect the activity of Alliance Coal, which is the holding company for our coal mining operations. We have retrospectively adjusted Coal - Segment Adjusted EBITDA Expense in prior periods to be on the same basis.
(4)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Total Revenues.  Total revenues for the six months ended June 30, 2023 ("2023 Period") increased 20.4% to $1.30 billion compared to $1.08 billion for the six months ended June 30, 2022 ("2022 Period") as a result of significantly higher coal sales. Coal sales increased 23.8% to $1.14 billion in the 2023 Period from $920.2 million in the 2022 Period due to $204.0 million in higher price realizations in domestic markets, which reflects a 21.8% increase to $65.57 per ton sold compared to $53.83 per ton sold in the 2022 Period, and $15.0 million in increased coal sales volumes, reflecting a 1.6% increase compared to the 2022 Period.

Total operating expenses.  Total operating expenses increased to $913.5 million in the 2023 Period, compared to $816.7 million in the 2022 Period, due primarily to higher per ton costs on certain expense items discussed in more detail below and increased coal sales volumes.

Net income attributable to ARLP.  Increased revenues and lower income tax expense, partially offset by higher total operating expenses, led net income attributable to ARLP for the 2023 Period to $361.0 million, or $2.75 per basic and diluted limited partner unit, compared to $201.6 million, or $1.51 per basic and diluted limited partner unit, for the 2022 Period.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 16.9% to $672.9 million, as a result of higher coal sales volumes and inflationary cost pressures.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 15.1% to $38.73 per ton sold in the 2023 Period compared to $33.66 per ton in the 2022 Period, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 16.5% to $11.55 per ton in the 2023 Period from $9.91 per ton in the 2022 Period. The increase of $1.64 per ton was primarily due to higher incentive benefits and direct labor costs at several mines.

●	Workers' compensation expenses per ton produced increased to $0.56 per ton in the 2023 Period from $0.14 per ton in the 2022 Period. The increase of $0.42 per ton produced primarily reflects a favorable mid-year workers' compensation accrual adjustment in the 2022 Period due to an increase in the discount rate.

●	Material and supplies expenses per ton produced increased 2.8% to $13.41 per ton in the 2023 Period from $13.04 per ton in the 2022 Period. The increase of $0.37 per ton produced primarily reflects increases of $0.27 per ton for ventilation related expenses, $0.21 per ton for various preparation plant expenses, $0.15 per ton for safety related materials and supplies and $0.12 per ton for power and fuel, partially offset by a decrease of $0.49 per ton for roof support.

●	Maintenance expenses per ton produced increased 24.3% to $4.24 per ton in the 2023 Period from $3.41 per ton in the 2022 Period. The increase of $0.83 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $1.00 per produced ton sold in the 2023 Period compared to the 2022 Period primarily as a result of higher price realizations, increased excise taxes per ton resulting from a reduced mix of export shipments and higher federal black lung excise tax as a result of the tax rate increasing effective October 1, 2022, partially offset by a favorable mix of tons sold mined in states without severance taxes.

Other revenues.  Other revenues principally comprised Matrix Design sales, Mt. Vernon transloading revenues, oil & gas lease bonus revenues and other miscellaneous sales and revenue activities.  Other revenues increased to $37.3 million in the 2023 Period from $25.7 million in the 2022 Period.  The increase of $11.6 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary.

Income tax expense.  Income tax expense decreased to $8.2 million for the 2023 Period compared to $49.0 million for the 2022 Period as a result of our recognition of a one-time non-cash income tax charge of $37.3 million during the 2022 Period when Alliance Minerals elected to be treated as a taxable entity for federal and state income tax purposes.

Segment Adjusted EBITDA.  Our 2023 Period Segment Adjusted EBITDA increased $118.8 million to $561.3 million from the 2022 Period Segment Adjusted EBITDA of $442.5 million.

	Six Months Ended
	June 30,
	2023	2022 (1)	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$251,559	$175,567	$75,992	43.3%
Appalachia Coal Operations	226,123	175,480	50,643	28.9%
Oil & Gas Royalties	59,095	68,473	(9,378)	(13.7)%
Coal Royalties	21,095	19,475	1,620	8.3%
Other, Corporate and Elimination (2)	3,441	3,525	(84)	(2.4)%
Total Segment Adjusted EBITDA (3)	$561,313	$442,520	$118,793	26.8%

Coal - Tons sold
Illinois Basin Coal Operations	12,256	11,713	543	4.6%
Appalachia Coal Operations	5,117	5,382	(265)	(4.9)%
Total tons sold	17,373	17,095	278	1.6%

Coal sales
Illinois Basin Coal Operations	$668,723	$544,294	$124,429	22.9%
Appalachia Coal Operations	470,392	375,873	94,519	25.1%
Total coal sales	$1,139,115	$920,167	$218,948	23.8%

Other revenues
Illinois Basin Coal Operations	$4,569	$3,559	$1,010	28.4%
Appalachia Coal Operations	850	691	159	23.0%
Oil & Gas Royalties	1,365	793	572	72.1%
Other, Corporate and Elimination	30,510	20,650	9,860	47.7%
Total other revenues	$37,294	$25,693	$11,601	45.2%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$421,735	$372,286	$49,449	13.3%
Appalachia Coal Operations	245,118	201,084	44,034	21.9%
Oil & Gas Royalties	7,986	6,859	1,127	16.4%
Coal Royalties	10,985	10,217	768	7.5%
Other, Corporate and Elimination (2)	(8,094)	(12,568)	4,474	35.6%
Total Segment Adjusted EBITDA Expense (3)	$677,730	$577,878	$99,852	17.3%

Oil & Gas Royalties
Volume - BOE (4)	1,524	1,088	436	40.1%
Oil & gas royalties	$67,584	$72,683	$(5,099)	(7.0)%

Coal Royalties
Volume - Tons sold (5)	10,175	10,821	(646)	(6.0)%
Intercompany coal royalties	$32,080	$29,692	$2,388	8.0%

(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 1. Financial Statements (Unaudited)—Note 1 – Organization and Presentation" of this Quarterly Report on Form 10-Q.
(2)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
(3)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under "—Reconciliation of GAAP 'net income' to non-GAAP 'Segment Adjusted EBITDA' and reconciliation of GAAP 'Operating Expenses' to non-GAAP 'Segment Adjusted EBITDA Expense.'"
(4)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(5)	Represents tons sold by our Coal Operations Segments that were produced from coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased to $251.6 million in the 2023 Period from $175.6 million in the 2022 Period.  The increase of $76.0 million was primarily attributable to higher coal sales, which increased 22.9% to $668.7 million in the 2023 Period from $544.3 million in the 2022 Period, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price per ton, which increased by 17.4% compared to the 2022 Period reflecting increased domestic prices, and increased tons sold, which rose 4.6% in the 2023 Period as a result of increased sales volumes at the Warrior, Gibson South and Hamilton mines. Segment Adjusted EBITDA Expense increased 13.3% to $421.7 million in the 2023 Period from $372.3 million in the 2022 Period primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $2.63 per ton sold to $34.41 from $31.78 per ton sold in the 2022 Period primarily as a result of inflationary pressures on numerous expense items, including labor-related expenses, maintenance costs and increased sales-related expenses due to higher price realizations.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 28.9% to $226.1 million for the 2023 Period from $175.5 million in the 2022 Period.  The increase of $50.6 million was primarily attributable to higher coal sales, which increased 25.1% to $470.4 million in the 2023 Period from $375.9 million in the 2022 Period, due to increased prices.  Coal sales prices increased by 31.6% compared to the 2022 Period primarily due to increased export and domestic price realizations in the region.  Partially offsetting higher prices, coal sales volumes decreased 4.9% compared to the 2022 Period as a result of reduced export sales from our Tunnel Ridge operation and lower production across the region.  Segment Adjusted EBITDA Expense increased 21.9% to $245.1 million in the 2023 Period from $201.1 million in the 2022 Period due to higher per ton expenses.  Segment Adjusted EBITDA Expense per ton increased 28.2% to $47.90 compared to $37.36 per ton sold in the 2022 Period, as a result of increased longwall move days at the Tunnel Ridge and Mettiki mines, reduced recoveries at the MC Mining operation and inflationary pressures on certain expense items, most notably labor-related expenses and materials and maintenance costs, and increased sales-related expenses due to higher price realizations.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $59.1 million for the 2023 Period from $68.5 million in the 2022 Period.  The decrease of $9.4 million was primarily due to lower average sales price per BOE, which decreased 33.6% to $44.34 per BOE, partially offset by increased volumes in the 2023 Period, which increased by 40.1%. Higher BOE volumes during the 2023 Period resulted from increased drilling and completion activities on our properties and additional volumes from oil & gas mineral interest acquisitions.

Coal Royalties – Segment Adjusted EBITDA increased 8.3% to $21.1 million for the 2023 Period from $19.5 million in the 2022 Period.  The increase of $1.6 million was a result of higher average royalty rates per ton, partially offset by reduced royalty tons sold.

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

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$171,305	$163,851	$363,983	$202,224
Noncontrolling interest	(1,515)	(323)	(3,008)	(613)
Net income attributable to ARLP	$169,790	$163,528	$360,975	$201,611
General and administrative	20,130	22,480	41,215	41,102
Depreciation, depletion and amortization	68,639	67,690	134,189	131,830
Interest expense, net	6,808	9,304	16,694	18,931
Income tax expense	3,999	6,331	8,240	49,046
Consolidated Segment Adjusted EBITDA	$269,366	$269,333	$561,313	$442,520

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

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$334,402	$316,850	$673,125	$578,873
Outside coal purchases	4,209	151	4,209	151
Other expense (income)	(177)	(579)	396	(1,146)
Segment Adjusted EBITDA Expense	$338,434	$316,422	$677,730	$577,878

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

Oil & Gas Acquisitions — As of June 30, 2023, we have purchased mineral interests for $1.1 million and $3.9 million for the three and six months ended June 30, 2023, respectively, with cash on hand under our $35.0 million Acquisition Agreement.  Future acquisitions under the Acquisition Agreement are expected to be funded with cash on hand or cash generated from operations.

On February 22, 2023, we closed on the JC Resources Acquisition for $72.3 million, which was funded with cash on hand.

Please read "Item 1. Financial Statements (Unaudited) – Note 2 – Acquisitions" of this Quarterly Report on Form 10-Q for additional information about the Acquisition Agreement and the JC Resources Acquisition.

Credit Facility — On January 13, 2023, Alliance Coal, as borrower, entered into a Credit Agreement (the "Credit Agreement") with various financial institutions.  The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit of up to the full amount of $425 million (the "Revolving Credit Facility"), and for a term loan in an aggregate principal amount of $75 million (the "Term Loan").  The Credit Agreement matures on March 9, 2027, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full.  The Credit Agreement will instead mature on January 30, 2025, if on that date our Senior Notes are still outstanding and Alliance Coal does not have liquidity of at least $200 million.  Interest is payable quarterly, with principal of the Term Loan due in quarterly installments equal to 6.25% of the original principal amount of the Term Loan beginning with the quarter ending June 30, 2023, and the balance payable at maturity.  The Revolving Credit Facility replaces the $459.5 million revolving credit facility, which included a sublimit of $125.0 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings, extended to the Intermediate Partnership under its Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020 that would have expired on March 9, 2024. The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the "Subsidiary Guarantors").  The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. For additional information on the Credit Agreement, please see "Item 1. Financial Statements (Unaudited) – Note 6 – Long-Term Debt."

Accounts Receivable Securitization — In January 2023, we extended the term of our $60.0 million accounts receivable securitization facility (the "Securitization Facility") from January 2023 to January 2024. For additional information on the Securitization Facility, please see "Item 1. Financial Statements (Unaudited) – Note 6 – Long-Term Debt."

Unit Repurchase Program — In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units. In January 2023, the Board of Directors authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity as of December 31, 2022. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. During the six months ended June 30, 2023, we repurchased and retired 929,842 units at an average price of $20.90 for an aggregate purchase price of $19.4 million. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities.  Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Repurchase of Senior Notes — During the six months ended June 30, 2023, we repurchased $60.8 million of our 7.5% senior notes due 2025. In July 2023, we redeemed an additional $50.0 million of our Senior Notes. At June 30, 2023, the aggregate principal amount of our outstanding 7.5% senior notes due 2025 was $339.2 million. We expect to continue additional purchases with available cash flows.

Shelf Registration Statement — We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of an unspecified amount of our equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any of the securities described in the prospectus.

Cash Flows

Cash provided by operating activities was $504.0 million for the 2023 Period compared to $239.4 million for the 2022 Period.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items and favorable working capital changes related primarily to trade receivables and workers' compensation accruals. These increases were partially offset by unfavorable working capital changes related primarily to accrued payroll and related benefits accruals, as well as miscellaneous other changes compared to the 2022 Period.

Net cash used in investing activities was $277.6 million for the 2023 Period compared to $163.3 million for the 2022 Period. The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures, change in accounts payable and accrued liabilities and the acquisition of oil & gas reserves under the JC Resources Acquisition and the Acquisition Agreement. These increases were partially offset by decreases in contributions to equity method investments and purchases of equity securities compared to the 2022 period. Please read "Item 1. Financial Statements (Unaudited) - Note 2 – Acquisitions" of this Quarterly Report on Form 10-Q for additional information about the JC Resources Acquisition and the Acquisition Agreement.

Net cash used in financing activities was $237.5 million for the 2023 Period compared to $92.4 million for the 2022 Period. The increase in cash used in financing activities was primarily attributable to increased cash distributions paid to unitholders, the repurchase of senior notes during the 2023 Period, debt issuance costs, settlements under deferred compensation plans and the purchase of units under the unit repurchase program. These increases were partially offset by increased long-term borrowings.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2023 cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers' compensation and pneumoconiosis costs, with our June 30, 2023 cash and cash equivalents of $284.9 million, cash flows from operations, or borrowings under our Revolving Credit Facility and Securitization Facility, if necessary.  We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $7.05 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2023 are estimated in a range of $390.0 million to $440.0 million.  We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See "Item 1. Financial Statements (Unaudited)—Note 6 – Long-Term Debt" of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in the amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On June 30, 2023, we had $5.0 million in letters of credit outstanding under this agreement.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We did not have an outstanding balance under either the Revolving Credit Facility or the Securitization Facility at June 30, 2023.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2023.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2023.

During the quarterly period ended June 30, 2023, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.).  Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.).  The plaintiffs in these cases seek class and collective action certification, which we oppose, and the courts have not yet made definitive final rulings on these issues.  The plaintiffs seek to recover alleged compensatory, liquidated and/or exemplary damages for the alleged underpayment, and costs and fees that potentially may be recoverable under applicable law. We had a mediation with the plaintiffs on June 12, 2023, but no settlement was reached. We believe our ultimate exposure, if any, will not be material to our results of operations or financial position; however, if our current belief that the claims are without merit is not upheld, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I - Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II - Item 1A. "Risk Factors" in our Form 10-Q for the quarterly period ended March 31, 2023, which could materially affect our business, financial condition or future results. The risks described in these reports are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

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

The table below represents all unit repurchases for the three months ended June 30, 2023.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Units Under the Publicly Announced Program
				(in thousands)

June 1 through June 30, 2023	69,782	$17.52	69,782	$80,568

Total	69,782	$17.52	69,782	$80,568

As of June 30, 2023, we had repurchased 6,390,446 units as part of the unit repurchase program at an average unit price of $17.67, for an aggregate purchase price of $112.9 million since inception of the unit purchase program. The remaining authorized amount for unit purchase under this program was $80.6 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 8, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 8, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 8, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 8, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2023 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 8, 2023.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
Chairman, President and Chief Executive
Officer, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer