Form 10-Q
period 2023-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2023-11-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, 127,125,437 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2023	2022*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,243	$296,023
Trade receivables	220,138	241,412
Other receivables	13,854	8,601
Inventories, net	135,868	77,326
Advance royalties	5,824	7,556
Prepaid expenses and other assets	14,962	26,675
Total current assets	587,889	657,593
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	4,133,738	3,931,422
Less accumulated depreciation, depletion and amortization	(2,152,278)	(2,050,754)
Total property, plant and equipment, net	1,981,460	1,880,668
OTHER ASSETS:
Advance royalties	73,798	67,713
Equity method investments	44,966	49,371
Equity securities	92,541	42,000
Operating lease right-of-use assets	17,249	14,950
Other long-term assets	16,138	15,726
Total other assets	244,692	189,760
TOTAL ASSETS	$2,814,041	$2,728,021

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$116,819	$95,122
Accrued taxes other than income taxes	22,516	22,967
Accrued payroll and related expenses	40,803	39,623
Accrued interest	10,631	5,000
Workers' compensation and pneumoconiosis benefits	14,052	14,099
Other current liabilities	30,715	53,790
Current maturities, long-term debt, net	38,603	24,970
Total current liabilities	274,139	255,571
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	321,208	397,203
Pneumoconiosis benefits	102,193	100,089
Accrued pension benefit	11,770	12,553
Workers' compensation	41,303	39,551
Asset retirement obligations	143,707	142,254
Long-term operating lease obligations	14,358	12,132
Deferred income tax liabilities	34,343	35,814
Other liabilities	18,092	24,828
Total long-term liabilities	686,974	764,424
Total liabilities	961,113	1,019,995

COMMITMENTS AND CONTINGENCIES - (NOTE 3)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,125,437 and 127,195,219 units outstanding, respectively	1,867,721	1,656,025
General Partner's interest	—	66,548
Accumulated other comprehensive loss	(39,365)	(41,054)
Total ARLP Partners' Capital	1,828,356	1,681,519
Noncontrolling interest	24,572	26,507
Total Partners' Capital	1,852,928	1,708,026
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,814,041	$2,728,021

*Recast as discussed in Note 1 – Organization and Presentation.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022*	2023	2022*
SALES AND OPERATING REVENUES:
Coal sales	$549,123	$550,563	$1,688,238	$1,470,730
Oil & gas royalties	34,125	38,695	101,709	111,378
Transportation revenues	34,964	28,548	95,729	93,305
Other revenues	18,309	14,655	55,603	40,348
Total revenues	636,521	632,461	1,941,279	1,715,761

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	339,099	330,694	1,012,224	909,567
Transportation expenses	34,964	28,548	95,729	93,305
Outside coal purchases	11,530	—	15,739	151
General and administrative	20,097	21,360	61,312	62,462
Depreciation, depletion and amortization	65,393	70,669	199,582	202,499
Total operating expenses	471,083	451,271	1,384,586	1,267,984

INCOME FROM OPERATIONS	165,438	181,190	556,693	447,777

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2023 and 2022 of $1,809, $264, $4,432 and $505, respectively)	(7,736)	(9,245)	(29,845)	(28,304)
Interest income	2,669	426	8,084	554
Equity method investment income (loss)	(1,842)	2,108	(3,784)	4,576
Other income (expense)	223	193	(173)	1,339
INCOME BEFORE INCOME TAXES	158,752	174,672	530,975	425,942

INCOME TAX EXPENSE	3,401	6,600	11,641	55,646

NET INCOME	155,351	168,072	519,334	370,296

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,652)	(364)	(4,660)	(977)

NET INCOME ATTRIBUTABLE TO ARLP	$153,699	$167,708	$514,674	$369,319

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$—	$3,101	$1,384	$6,582
LIMITED PARTNERS	$153,699	$164,607	$513,290	$362,737

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$1.18	$1.25	$3.93	$2.76

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,125,437	127,195,219	127,198,805	127,195,219

* Recast as discussed in Note 1 – Organization and Presentation.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022*	2023	2022*

NET INCOME	$155,351	$168,072	$519,334	$370,296

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	47	47	140	140
Amortization of net actuarial loss (1)	169	495	513	1,467
Total defined benefit pension plan adjustments	216	542	653	1,607

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	345	260	1,036	779
Total pneumoconiosis benefits adjustments	345	260	1,036	779

OTHER COMPREHENSIVE INCOME	561	802	1,689	2,386

COMPREHENSIVE INCOME	155,912	168,874	521,023	372,682

Less: Comprehensive income attributable to noncontrolling interest	(1,652)	(364)	(4,660)	(977)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$154,260	$168,510	$516,363	$371,705
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 13 and 15 for additional details).

* Recast as discussed in Note 1 – Organization and Presentation.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022*

CASH FLOWS FROM OPERATING ACTIVITIES	$735,411	$556,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(295,356)	(221,286)
Change in accounts payable and accrued liabilities	(23,006)	39,500
Proceeds from sale of property, plant and equipment	3,436	5,006
Contributions to equity method investments	(2,257)	(20,220)
Purchase of equity securities	(49,560)	(32,639)
JC Resources acquisition	(64,999)	—
Payments for acquisitions of businesses	—	(11,391)
Escrow deposit for oil & gas reserve acquisition	—	(4,150)
Oil & gas reserve acquisition	(13,902)	—
Other	1,160	(2,317)
Net cash used in investing activities	(444,484)	(247,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	—	27,500
Payments under securitization facility	—	(27,500)
Payments on equipment financings	(11,421)	(12,360)
Borrowing under long-term debt	75,000	—
Payments on long-term debt	(120,080)	—
Payments on finance lease obligations	(334)	(623)
Payment of debt issuance costs	(11,744)	—
Payments for purchases of units under unit repurchase program	(19,432)	—
Payments for tax withholdings related to settlements under deferred compensation plans	(10,334)	—
Excess purchase price over the contributed basis from JC Resources acquisition	(7,251)	—
Cash retained by JC Resources in acquisition	(2,933)	(7,652)
Distributions paid to Partners	(273,767)	(130,898)
Other	(7,411)	(1,108)
Net cash used in financing activities	(389,707)	(152,641)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(98,780)	156,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	296,023	122,403
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197,243	$278,471

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$22,411	$18,708
Cash paid for income taxes	$10,420	$17,404

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$21,275	$47,825
Right-of-use assets acquired by operating lease	$2,596	$1,291
Market value of common units issued under deferred compensation plans before tax withholding requirements	$28,906	$—

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

JC Resources Acquisition

On February 22, 2023, we acquired approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources LP ("JC Resources"), an entity owned by Mr. Craft, for $72.3 million, which was funded with cash on hand ("JC Resources Acquisition"). Because JC Resources is owned by Mr. Craft, the JC Resources Acquisition is accounted for as a reorganization of entities under common control, whereby the assets and liabilities acquired from JC Resources are combined with the ARLP Partnership at their historical amounts for all periods presented.  The recasting of 2022 for the JC Resources Acquisition increased revenues by $4.0 million and $10.0 million for the three and nine months ended September 30, 2022, respectively, and increased income from operations, net income and comprehensive income by $3.1 million and $6.6 million for the three and nine months ended September 30, 2022, respectively. We did not recast historical earnings per limited partner unit as pre-acquisition earnings from the JC Resources Acquisition were allocated to our general partner. For more information on this acquisition please see Note 2 – Acquisitions.

Ascend Investment

On August 22, 2023, we purchased $25.0 million of Series D Preferred Stock (the "Ascend Preferred Stock") from Ascend Elements, Inc. ("Ascend"), a U.S.-based manufacturer and recycler of sustainable, engineered battery materials for electric vehicles.  The Ascend Preferred Stock provides for non-cumulative dividends when and if declared by Ascend's board of directors.  Each share is convertible, at any time, at our option, into shares of common stock of Ascend.  Our investment in Ascend furthers our business strategy to pursue opportunities that support the advancement of energy and related infrastructure and leverage our core competencies and relationships.  For more information on this investment please see Note 9 – Equity Investments.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2023 and December 31, 2022, the results of our operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022.  All intercompany transactions and accounts have been eliminated.

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

2.ACQUISITIONS

JC Resources

As discussed in Note 1 – Organization and Presentation, on February 22, 2023, we completed the JC Resources Acquisition, which gives us increased exposure to a prolific area of the Delaware Basin that is within close proximity to reserves that we currently own.  This acquisition was approved by the conflicts committee of MGP's board of directors, which is comprised entirely of independent directors.  Because JC Resources is under common control with us, we recorded the acquisition at JC Resources' carrying value for each period presented. The carrying value of the mineral interests as well as related receivables and payables at February 22, 2023 was $65.0 million inclusive of $25.4 million and $37.8 million of mineral interests in proved and unproved properties, respectively. The JC Resources Acquisition increased revenues included in our condensed consolidated statements of income by $3.0 million and $8.3 million for the three and nine months ended September 30, 2023, respectively.

Acquisition Agreement

On January 27, 2023, we entered into a one-year collaborative agreement with a third party, effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware Basins. Under the agreement, the third party assists us in the identification, evaluation, and acquisition of target oil & gas mineral interests. In exchange for these services, the third party receives a participation share, partially funded by the third party, and is paid a periodic management fee.  As of September 30, 2023, we have purchased $4.0 million and $3.8 million of oil & gas mineral interests in proved and unproved properties, respectively, pursuant to this agreement.  Management fees paid under this agreement have been immaterial.

Miscellaneous Acquisitions

In addition to the acquisitions under the collaborative agreement discussed above, we purchased $3.6 million and $2.5 million of oil & gas mineral interests in proved and unproved properties, respectively, within the Midland and Delaware Basins during the nine months ended September 30, 2023.

3.CONTINGENCIES

Certain of our subsidiaries are party to litigation in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay. The plaintiffs seek class and collective action certification, which we oppose, and the courts have not yet made definitive final rulings on those issues. We believe our ultimate exposure, if any, will not be material to our results of operations or financial position; however, if our current belief as to the merit of the claims is not upheld, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

4.INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)

Coal	$67,965	$23,553
Supplies (net of reserve for obsolescence of $7,869 and $6,601, respectively)	67,903	53,773
Total inventories, net	$135,868	$77,326

During the nine months ended September 30, 2023, we recorded lower of cost or net realizable value adjustments of $14.2 million to our coal inventories as a result of lower coal sale prices and higher cost per ton primarily due to the impact of the Mettiki longwall being idle since June 2023 as a result of delayed development of a new longwall district.

5.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$369,985	$—	$—	$424,420	$—
Total	$—	$369,985	$—	$—	$424,420	$—

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

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022

	(in thousands)
Revolving credit facility	$—	$—	$(8,207)	$(2,702)
Term loan	70,312	—	(1,432)	—
Senior notes	284,608	400,000	(1,058)	(2,134)
Securitization facility	—	—	—	—
November 2019 equipment financing	12,552	21,072	—	—
June 2020 equipment financing	3,036	5,937	—	—
	370,508	427,009	(10,697)	(4,836)
Less current maturities	(39,026)	(24,970)	423	—
Total long-term debt	$331,482	$402,039	$(10,274)	$(4,836)

Credit Facility

On January 13, 2023, Alliance Coal, as borrower, entered into a Credit Agreement (the "Credit Agreement") with various financial institutions. The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit up to the full amount of $425 million (the "Revolving Credit Facility"), and for a term loan in an aggregate principal amount of $75 million (the "Term Loan"). The Credit Agreement matures on March 9, 2027, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full. The Credit Agreement will instead mature on January 30, 2025, if on that date our Senior Notes, as discussed below, are still outstanding and Alliance Coal does not have liquidity of at least $200 million. Interest is payable quarterly, with principal of the Term Loan due in quarterly installments equal to 6.25% of the original principal amount of the Term Loan beginning with the quarter ending June 30, 2023 and the balance payable at maturity. The Revolving Credit Facility replaces the $459.5 million revolving credit facility, which included a sublimit of $125.0 million for the issuance of letters of credit and a sublimit of $15.0 million for swingline borrowings, extended to the Intermediate Partnership under its Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020 that would have expired on March 9, 2024. We incurred debt issuance costs during the nine months ended September 30, 2023 of $11.7 million in connection with the Credit Agreement. These debt issuance costs are deferred and amortized as a component of interest expense over the term of the Revolving Credit Facility.

The Revolving Credit Facility is underwritten by a syndicate of eighteen financial institutions and the obligations of the lenders are individual obligations, which means the failure of one or more lenders to be able to fund its obligation does not relieve the remaining lenders from funding their obligations. Based on our diligence, including discussions with representatives of certain of these financial institutions, as of September 30, 2023 we have no reason to believe that the banks within our syndicate are facing financial difficulties, defaults or limited liquidity situations that would cause them to be unable to fund their obligations under the Credit Agreement. However, should any of the banks in our syndicate experience conditions in the future that limit their ability to fund their obligations, the amount available under the Revolving Credit Facility could be reduced.

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the "Subsidiary Guarantors"). The Credit

Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent's prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Term Loan, we elected the three-month term rate, with applicable margin, which was 8.55% as of September 30, 2023.  At September 30, 2023, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incurred an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in exceeding a minimum fixed charge coverage ratio (as determined in the Credit Agreement) or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.10 to 1.0, 0.43 to 1.0 and 95.83 to 1.0, respectively, for the trailing twelve months ended September 30, 2023. We were in compliance with the covenants of the Credit Agreement as of September 30, 2023 and anticipate remaining in compliance with the covenants.

Senior Notes

On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers.  The Senior Notes have a term of eight years, maturing on May 1, 2025 (the "Term") and accrue interest at an annual rate of 7.5%.  Interest is payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales. During the nine months ended September 30, 2023, we repurchased or redeemed $115.4 million of our Senior Notes. The gain on extinguishment of the Senior Notes is immaterial.

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $60.0 million accounts receivable securitization facility ("Securitization Facility"). Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $60.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On September 30, 2023, we had $11.7 million of letters of credit outstanding with $48.3 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings. In January 2023, we extended the term of the Securitization Facility to January 2024. The Securitization Facility was previously scheduled to mature in January 2023. At September 30, 2023, we did not have any outstanding borrowings under the Securitization Facility.

November 2019 Equipment Financing

On November 6, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $53.1 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "November 2019 Equipment Financing").  The November 2019 Equipment Financing contains customary terms and events of default and an implicit interest rate of 4.75%, providing for a four-year term with forty-seven monthly payments of $1.0 million and a balloon payment of $11.6 million upon maturity on November 6, 2023.  Upon maturity, the equipment reverted to the Intermediate Partnership.

June 2020 Equipment Financing

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

7.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Current:
Federal	$5,429	$5,944	$13,676	$17,153
State	373	387	946	1,218
	5,802	6,331	14,622	18,371
Deferred:
Federal	(2,077)	267	(2,598)	34,932
State	(324)	2	(383)	2,343
	(2,401)	269	(2,981)	37,275
Income tax expense	$3,401	$6,600	$11,641	$55,646

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

The effective income tax rate for our income tax expense for the three and nine months ended September 30, 2023 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes. The effective income tax rate for our income tax expense for the three and nine months ended September 30, 2022 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes, partially offset by the effect of the Tax Election.

Our 2020 through 2022 tax years remain open to examination by tax authorities, and lower-tier partnership income tax returns for the tax years ended December 31, 2020 and 2021 are being audited by the Internal Revenue Service.

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

Since AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in the operational decisions, we concluded that AllDale III is a VIE.  We are not the primary beneficiary of AllDale III as we do not have the power to direct the activities that most significantly impact AllDale III's economic performance.  We account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure. See Note 9 – Equity Investments for more information.

Francis

On April 5, 2022, we invested $20 million in Francis Renewable Energy, LLC ("Francis"), in the form of a convertible note. Our convertible note matured on April 1, 2023 and was converted into a preferred equity interest in Francis.  Prior to conversion, we had determined the note more closely represented equity as opposed to debt. Therefore, we accounted for the convertible note as an equity contribution even though we did not participate in Francis' earnings or losses and were not eligible to receive distributions during the term of the note. Subsequent to the conversion on April 1, 2023, we participate in earnings and losses and are eligible to receive distributions. As of September 30, 2023, we held approximately 17.0% of Francis' equity.

We have concluded that Francis is a VIE as the management structure is similar to a limited partnership with the non-managing members (i) not having the ability to remove the managing member and (ii) not participating significantly in the operational decisions.  We are not the primary beneficiary of Francis as we do not have the power to direct the activities that most significantly impact Francis's economic performance. We account for our ownership interest in the income or loss of Francis as an equity method investment. Following the conversion of our note to preferred equity, we record equity income or loss based on Francis' distribution structure. See Note 9 – Equity Investments for more information.

NGP ET IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP Energy Transition, L.P. ("NGP ET IV"), a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. This commitment represents a 3.6% interest in NGP ET IV. As of September 30, 2023, we have funded $6.3 million of this commitment.

We have concluded that NGP ET IV is a VIE as it is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in the operational decisions. We are not the primary beneficiary of NGP ET IV as we do not have the power to direct the activities that most significantly impact NGP ET IV's economic performance.  We account for our ownership interest in the income or loss of NGP ET IV as an equity method investment. See Note 9 – Equity Investments for more information.

9.           EQUITY INVESTMENTS

AllDale III

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of AllDale III as an equity method investment.  We record equity income or loss based on AllDale III's distribution structure.  The changes in our equity method investment in AllDale III were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$24,451	$26,278	$25,284	$26,325
Equity method investment income	578	2,108	1,719	4,576
Distributions received	(904)	(2,448)	(2,878)	(4,963)
Ending balance	$24,125	$25,938	$24,125	$25,938

Francis

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of Francis as an equity method investment. Prior to the conversion of our convertible note, we did not participate in Francis' earnings or losses; however, upon conversion on April 1, 2023 we began participating. As a development stage company, Francis depends primarily on capital contributions to meet its operating and debt obligations.  We currently believe that the carrying value of our investment is recoverable; however, if Francis is unable to raise sufficient funds to continue its operations and meet its debt obligations, it could have an adverse effect on our investment. The changes in our equity method investment in Francis were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$17,380	$20,000	$20,000	$—
Contributions	—	—	—	20,000
Equity method investment loss	(2,435)	—	(5,055)	—
Ending balance	$14,945	$20,000	$14,945	$20,000

NGP ET IV

As discussed in Note 8 – Variable Interest Entities, we account for our ownership interest in the income or loss of NGP ET IV as an equity method investment. The changes in our equity method investment in NGP ET IV were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$4,958	$110	$4,087	$—
Contributions	923	110	2,257	220
Equity method investment income (loss)	15	—	(448)	—
Ending balance	$5,896	$220	$5,896	$220

Infinitum

During 2022, we purchased $42.0 million of Series D Preferred Stock ("Series D Preferred Stock") in Infinitum Electric, Inc. ("Infinitum"), a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators.  On September 8, 2023, we purchased $24.6 million of Series E Preferred Stock ("Series E Preferred Stock" and, together with the "Series D Preferred Stock," the "Infinitum Preferred Stock") in Infinitum.  The Infinitum Preferred Stock provides for non-cumulative dividends when and if declared by Infinitum's board of directors. Each share of Infinitum Preferred Stock is convertible, at any time, at our option, into shares of common stock of Infinitum. We account for our ownership interest in Infinitum as an equity investment without a readily determinable fair value.  Absent an observable price change, it is not practicable to estimate the fair value of our investment in Infinitum because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment.

Ascend

On August 22, 2023, we purchased $25.0 million of Ascend Preferred Stock from Ascend, a U.S.-based manufacturer and recycler of sustainable, engineered battery materials for electric vehicles.  The Ascend Preferred Stock provides for non-cumulative dividends when and if declared by Ascend's board of directors.  Each share is convertible, at any time, at our option, into shares of common stock of Ascend.  We account for our ownership interest in Ascend as an equity investment without a readily determinable fair value.  Absent an observable price change, it is not practicable to estimate the fair value of our investment in Ascend because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment.

10.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2022 and 2023 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2022	$0.2500	$32,750
May 13, 2022	0.3500	45,810
August 12, 2022	0.4000	52,338
November 14, 2022	0.5000	65,449
Total	$1.5000	$196,347

February 14, 2023	$0.7000	$91,938
May 15, 2023	0.7000	90,930
August 14, 2023	0.7000	90,899
November 14, 2023 (1)	0.7000	—
Total	$2.8000	$273,767
(1)	On October 27, 2023, we declared this quarterly distribution payable on November 14, 2023 to all unitholders of record as of November 7, 2023.

Unit Repurchase Program

In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity as of December 31, 2022. As a result, we are authorized to repurchase up to a total of $100.0 million of ARLP common units. During the nine months ended September 30, 2023, we repurchased and retired 929,842 units at an average unit price of $20.90 for an aggregate purchase price of $19.4 million. Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the nine months ended September 30, 2023 and 2022:

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2023	127,195,219	$1,656,025	$66,548	$(41,054)	$26,507	$1,708,026
Comprehensive income:
Net income	—	189,801	1,384	—	1,493	192,678
Actuarially determined long-term liability adjustments	—	—	—	565	—	565
Total comprehensive loss						193,243
Settlement of deferred compensation plans	860,060	(9,320)	—	—	—	(9,320)
Purchase of units under unit repurchase program	(860,060)	(18,209)	—	—	—	(18,209)
Common unit-based compensation	—	2,830	—	—	—	2,830
Distributions on deferred common unit-based compensation	—	(2,901)	—	—	—	(2,901)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(2,288)	(2,288)
JC Resources acquisition - See Note 1	—	(7,251)	(64,999)	—	—	(72,250)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(2,933)	—	—	(2,933)
Distributions to Partners	—	(89,037)	—	—	—	(89,037)
Balance at March 31, 2023	127,195,219	1,721,938	—	(40,489)	25,712	1,707,161
Comprehensive income:
Net income	—	169,790	—	—	1,515	171,305
Actuarially determined long-term liability adjustments	—	—	—	563	—	563
Total comprehensive income						171,868
Settlement of deferred compensation plans	—	(1,014)	—	—	—	(1,014)
Purchase of units under unit repurchase program	(69,782)	(1,223)	—	—	—	(1,223)
Common unit-based compensation	—	3,121	—	—	—	3,121
Distributions on deferred common unit-based compensation	—	(1,895)	—	—	—	(1,895)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(2,226)	(2,226)
Distributions to Partners	—	(89,035)	—	—	—	(89,035)
Balance at June 30, 2023	127,125,437	$1,801,682	$—	$(39,926)	$25,001	$1,786,757
Comprehensive income:
Net income	—	153,699	—	—	1,652	155,351
Actuarially determined long-term liability adjustments	—	—	—	561	—	561
Total comprehensive income	—	—		—	—	155,912
Common unit-based compensation	—	3,239	—	—	—	3,239
Distributions on deferred common unit-based compensation	—	(1,911)	—	—	—	(1,911)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(2,081)	(2,081)
Distributions to Partners	—	(88,988)	—	—	—	(88,988)
Balance at September 30, 2023	127,125,437	$1,867,721	$—	$(39,365)	$24,572	$1,852,928

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital *	Income (Loss)	Interest	Capital *

	(in thousands, except unit data)
Balance at January 1, 2022	127,195,219	$1,279,183	$68,075	$(64,229)	$11,115	$1,294,144
Comprehensive income:
Net income	—	36,652	1,431	—	290	38,373
Actuarially determined long-term liability adjustments	—	—	—	790	—	790
Total comprehensive income						39,163
Common unit-based compensation	—	2,640	—	—	—	2,640
Distributions on deferred common unit-based compensation	—	(950)	—	—	—	(950)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(298)	(298)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(1,590)	—	—	(1,590)
Distributions to Partners	—	(31,800)	—	—	—	(31,800)
Balance at March 31, 2022	127,195,219	1,285,725	67,916	(63,439)	11,107	1,301,309
Comprehensive income:
Net income	—	161,478	2,050	—	323	163,851
Actuarially determined long-term liability adjustments	—	—	—	794	—	794
Total comprehensive income						164,645
Common unit-based compensation	—	2,340	—	—	—	2,340
Distributions on deferred common unit-based compensation	—	(1,292)	—	—	—	(1,292)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(325)	(325)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(2,484)	—	—	(2,484)
Distributions to Partners	—	(44,518)	—	—	—	(44,518)
Balance at June 30, 2022	127,195,219	$1,403,733	$67,482	$(62,645)	$11,105	$1,419,675
Comprehensive income:
Net income	—	164,607	3,101	—	364	168,072
Actuarially determined long-term liability adjustments	—	—	—	802	—	802
Total comprehensive income						168,874
Common unit-based compensation	—	2,677	—	—	—	2,677
Distributions on deferred common unit-based compensation	—	(1,461)	—	—	—	(1,461)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(485)	(485)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(3,578)	—	—	(3,578)
Distributions to Partners	—	(50,877)	—	—	—	(50,877)
Balance at September 30, 2022	127,195,219	$1,518,679	$67,005	$(61,843)	$10,984	$1,534,825

* Recast as discussed in Note 1 – Organization and Presentation.

11.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 16 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended September 30, 2023

Coal sales	$342,744	$206,379	$—	$—	$—	$549,123
Oil & gas royalties	—	—	34,125	—	—	34,125
Coal royalties	—	—	—	16,763	(16,763)	—
Transportation revenues	25,992	8,972	—	—	—	34,964
Other revenues	2,897	449	2,186	—	12,777	18,309
Total revenues	$371,633	$215,800	$36,311	$16,763	$(3,986)	$636,521

Three Months Ended September 30, 2022

Coal sales	$314,271	$236,292	$—	$—	$—	$550,563
Oil & gas royalties *	—	—	38,695	—	—	38,695
Coal royalties	—	—	—	16,708	(16,708)	—
Transportation revenues	19,508	9,040	—	—	—	28,548
Other revenues	1,455	392	2,918	—	9,890	14,655
Total revenues	$335,234	$245,724	$41,613	$16,708	$(6,818)	$632,461

Nine Months Ended September 30, 2023

Coal sales	$1,011,467	$676,771	$—	$—	$—	$1,688,238
Oil & gas royalties	—	—	101,709	—	—	101,709
Coal royalties	—	—	—	48,843	(48,843)	—
Transportation revenues	68,498	27,231	—	—	—	95,729
Other revenues	7,466	1,299	3,551	—	43,287	55,603
Total revenues	$1,087,431	$705,301	$105,260	$48,843	$(5,556)	$1,941,279

Nine Months Ended September 30, 2022

Coal sales	$858,565	$612,165	$—	$—	$—	$1,470,730
Oil & gas royalties *	—	—	111,378	—	—	111,378
Coal royalties	—	—	—	46,400	(46,400)	—
Transportation revenues	59,848	33,457	—	—	—	93,305
Other revenues	5,014	1,083	3,711	—	30,540	40,348
Total revenues	$923,427	$646,705	$115,089	$46,400	$(15,860)	$1,715,761

* Recast as discussed in Note 1 – Organization and Presentation.

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2023 and disaggregated by segment and contract duration.

				2026 and
	2023	2024	2025	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$424,747	$1,123,629	$469,601	$351,600	$2,369,577
Appalachia Coal Operations coal revenues	234,015	567,220	325,425	1,600	1,128,260
Total coal revenues (1)	$658,762	$1,690,849	$795,026	$353,200	$3,497,837

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022 (1)	2023	2022 (1)

	(in thousands, except per unit data)

Net income attributable to ARLP	$153,699	$167,708	$514,674	$369,319
Adjustment:
General partner's interest in net income attributable to ARLP	—	(3,101)	(1,384)	(6,582)

Limited partners' interest in net income attributable to ARLP	153,699	164,607	513,290	362,737

Less:
Distributions to participating securities	(2,414)	(2,180)	(7,242)	(5,452)
Undistributed earnings attributable to participating securities	(1,652)	(3,275)	(6,596)	(6,504)

Net income attributable to ARLP available to limited partners	$149,633	$159,152	$499,452	$350,781

Weighted-average limited partner units outstanding – basic and diluted	127,125	127,195	127,199	127,195

Earnings per limited partner unit - basic and diluted (2)	$1.18	$1.25	$3.93	$2.76
(1)	Recast as discussed in Note 1 – Organization and Presentation.
(2)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 2,759 and 2,878 for the three and nine months ended September 30, 2023, respectively, and 3,754 and 3,431 for the three and nine months ended September 30, 2022, respectively, were considered anti-dilutive under the treasury stock method.

13.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$51,108	$47,221	$49,452	$53,448
Changes in accruals	3,001	2,918	9,071	7,464
Payments	(3,503)	(2,856)	(10,008)	(8,938)
Interest accretion	551	287	1,652	861
Valuation loss (gain) (1)	—	—	990	(5,265)
Ending balance	$51,157	$47,570	$51,157	$47,570
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation loss in 2023 is due to adverse claims development. The valuation gain in 2022 is due to an increase in the discount rate from 2.41% on December 31, 2021 to 4.22% on June 30, 2022.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy.  Our receivables for traumatic injury claims under this policy as of September 30, 2023 are $4.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Service cost	$678	$949	$2,022	$2,850
Interest cost (1)	1,237	747	3,713	2,243
Net amortization (1)	345	260	1,036	779
Net periodic benefit cost	$2,260	$1,956	$6,771	$5,872
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

14.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

A summary of non-vested LTIP grants as of and for the nine months ended September 30, 2023 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2023	3,697,133	$7.40	75,126
Granted (1)	447,225	21.54
Vested (2)	(1,291,330)	5.02
Forfeited	(145,584)	6.86
Non-vested grants at September 30, 2023	2,707,444	10.90	60,999
(1)	The restricted units granted during 2023 have certain minimum-value guarantees per unit, regardless of whether or not the awards vest.
(2)	During the nine months ended September 30, 2023, we issued 860,060 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding obligations of the LTIP participants.

LTIP expense for grants of restricted units was $2.7 million and $2.4 million for the three months ended September 30, 2023 and 2022, respectively, and $7.7 million and $6.8 million for the nine months ended September 30, 2023 and 2022, respectively. The total obligation associated with LTIP grants of restricted units as of September 30, 2023 was $16.8 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.  As of September 30, 2023, there was $12.7 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 0.8 years.

Supplemental Executive Retirement Plan and Directors' Deferred Compensation Plan

A summary of SERP and Directors' Deferred Compensation Plan activity as of and for the nine months ended September 30, 2023 is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2023	742,540	$20.28	$15,088
Granted	75,648	19.75
Settled (1)	(49,331)	20.27
Phantom units outstanding as of September 30, 2023	768,857	20.36	17,322
(1)	During the nine months ended September 30, 2023, we purchased 27,576 ARLP common units on the open market to settle the account of a participant under the SERP. Units purchased and delivered to the participant were net of units settled in cash to satisfy tax withholding obligations.

Total SERP and Directors' Deferred Compensation Plan expense was $0.6 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.8 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $15.7 million and is included in the partners' capital Limited partners-common unitholders line item in our condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Interest cost	$1,294	$940	$3,885	$2,808
Expected return on plan assets	(1,553)	(1,654)	(4,668)	(4,983)
Amortization of prior service cost	47	47	140	140
Amortization of net loss	169	495	513	1,467
Net periodic benefit credit (1)	$(43)	$(172)	$(130)	$(568)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

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

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland, LP ("AR Midland") and AllDale I & II and includes Alliance Minerals' equity interests in both AllDale III (Note 9 – Equity Investments) and Cavalier Minerals.

The Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) near our coal mining operations but not yet leased. Approximately two-thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as the "Matrix Group"), our investments in Francis, Infinitum, NGP ET IV, and Ascend (see Note 9 – Equity Investments), Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 6 – Long-Term Debt) and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended September 30, 2023

Revenues - Outside	$371,633	$215,800	$36,311	$—	$12,777	$636,521
Revenues - Intercompany	—	—	—	16,763	(16,763)	—
Total revenues (2)	371,633	215,800	36,311	16,763	(3,986)	636,521

Segment Adjusted EBITDA Expense (3)	213,209	131,997	3,873	6,851	(5,524)	350,406
Segment Adjusted EBITDA (4)	132,428	74,832	31,366	9,912	(881)	247,657
Capital expenditures (5)	59,833	30,304	—	—	20,202	110,339

Three Months Ended September 30, 2022

Revenues - Outside (1)	$335,234	$245,724	$41,613	$—	$9,890	$632,461
Revenues - Intercompany	—	—	—	16,708	(16,708)	—
Total revenues (2)	335,234	245,724	41,613	16,708	(6,818)	632,461

Segment Adjusted EBITDA Expense (1) (3)	194,967	134,672	3,926	5,545	(8,609)	330,501
Segment Adjusted EBITDA (1) (4)	120,760	102,012	39,429	11,163	1,792	275,156
Capital expenditures	39,529	17,780	—	40,033	1,962	99,304

Nine Months Ended September 30, 2023

Revenues - Outside	$1,087,431	$705,301	$105,260	$—	$43,287	$1,941,279
Revenues - Intercompany	—	—	—	48,843	(48,843)	—
Total revenues (2)	1,087,431	705,301	105,260	48,843	(5,556)	1,941,279

Segment Adjusted EBITDA Expense (3)	634,944	377,115	11,859	17,836	(13,618)	1,028,136
Segment Adjusted EBITDA (4)	383,987	300,955	90,461	31,007	2,560	808,970
Total assets	882,943	459,742	767,415	319,930	384,011	2,814,041
Capital expenditures (5)	179,284	94,119	—	400	21,553	295,356

Nine Months Ended September 30, 2022

Revenues - Outside (1)	$923,427	$646,705	$115,089	$—	$30,540	$1,715,761
Revenues - Intercompany	—	—	—	46,400	(46,400)	—
Total revenues (2)	923,427	646,705	115,089	46,400	(15,860)	1,715,761

Segment Adjusted EBITDA Expense (1) (3)	567,253	335,756	10,785	15,762	(21,177)	908,379
Segment Adjusted EBITDA (1) (4)	296,327	277,492	107,902	30,638	5,317	717,676
Total assets (1)	731,441	428,000	756,879	325,498	329,568	2,571,386
Capital expenditures	111,419	58,616	—	40,033	11,218	221,286
(1)	Recast for the JC Resources Acquisition as discussed in Note 1 – Organization and Presentation.

(2)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily intercompany coal royalty eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(3)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases, if applicable, and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of consolidated Segment Adjusted EBITDA Expense to Operating expenses (excluding depreciation, depletion and amortization):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$339,099	$330,694	$1,012,224	$909,567
Outside coal purchases	11,530	—	15,739	151
Other expense (income)	(223)	(193)	173	(1,339)
Segment Adjusted EBITDA Expense	$350,406	$330,501	$1,028,136	$908,379

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization, and general and administrative expenses. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Consolidated Segment Adjusted EBITDA is reconciled to net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$155,351	$168,072	$519,334	$370,296
Noncontrolling interest	(1,652)	(364)	(4,660)	(977)
Net income attributable to ARLP	$153,699	$167,708	$514,674	$369,319
General and administrative	20,097	21,360	61,312	62,462
Depreciation, depletion and amortization	65,393	70,669	199,582	202,499
Interest expense, net	5,067	8,819	21,761	27,750
Income tax expense	3,401	6,600	11,641	55,646
Consolidated Segment Adjusted EBITDA	$247,657	$275,156	$808,970	$717,676

(5)	Capital expenditures for the three and nine months ended September 30, 2023 exclude $10.0 million and $13.9 million, respectively, paid towards the oil & gas reserve acquisitions. Capital expenditures for the nine months ended September 30, 2023 also exclude the $72.3 million paid for the JC Resources Acquisition (See Note 2 – Acquisitions).

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

We are currently the largest coal producer in the eastern United States with seven operating underground mining complexes near many of the major eastern utility generating plants and on major coal hauling railroads in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia, as well as a coal-loading terminal in Indiana on the Ohio River. Two of our mines also have loading facilities located on the Ohio River.

In addition to our mining operations, Alliance Resource Properties owns or leases substantially all of our measured, indicated and inferred coal mineral resources and the majority of our proved and probable coal mineral reserves in the Illinois and Appalachia Basins that are (a) leased to our internal mining complexes or (b) near our coal mining operations but not yet leased.

We currently own oil & gas mineral interests in approximately 65,000 net royalty acres in premier oil & gas producing regions of the United States, primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins, providing us with diversified exposure to industry-leading operators consistent with our general strategy to grow our oil & gas mineral interest business.

We have invested in energy and infrastructure opportunities including our investments in Francis Renewable Energy, LLC ("Francis"), Infinitum Electric, Inc. ("Infinitum"), NGP Energy Transition, L.P. ("NGP ET IV"), and Ascend Elements, Inc. ("Ascend") which are in the businesses of, respectively, electric vehicle charging stations, electric motor manufacturing, private equity investments in renewable energy, the electrification of our economy or the efficient use of energy, and the manufacturing and recycling of sustainable, engineered battery materials for electric vehicles.

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

On August 22, 2023, we purchased $25.0 million of Series D Preferred Stock from Ascend, a U.S. based manufacturer and recycler of sustainable, engineered battery materials for electric vehicles.

On September 8, 2023, we purchased $24.6 million of Series E Preferred Stock from Infinitum, a U.S. based startup developer and manufacturer of electric motors featuring printed circuit board stators.

For more information about the Ascend and Infinitum investments, please read "Item 1. Financial Statements (Unaudited)—Note 9 – Equity Investments" of this Quarterly Report on Form 10-Q.

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal mining complex, (b) the Warrior mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The segment also includes our Mt. Vernon coal-loading terminal on the Ohio River in Indiana, Mid-America Carbonates, LLC and other support services, and our non-operating mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by AR Midland and AllDale I & II and includes Alliance Minerals' equity method investment in AllDale III. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Equity Investments" of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties. Approximately two-thirds of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC ("Matrix Design"), its subsidiaries and Alliance Design Group, LLC, our investments in Francis, Infinitum, NGP ET IV, and Ascend, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance"), and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines. Please read "Item 1. Financial Statements (Unaudited)—Note 9 – Equity Investments" and —Note 6 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on our investments in Francis, Infinitum, Ascend, and NGP ET IV as well as AROP Funding and Alliance Finance.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	8,456	9,185	N/A	N/A
Coal - Tons produced	8,356	8,988	N/A	N/A
Coal - Coal sales	$549,123	$550,563	$64.94	$59.94
Coal - Segment Adjusted EBITDA Expense (2) (3)	$348,290	$332,503	$41.19	$36.20
Oil & Gas Royalties - BOE sold	772	602	N/A	N/A
Oil & Gas Royalties - Royalties (4)	$34,125	$38,695	$44.19	$64.27
Coal Royalties - Tons sold	4,993	5,654	N/A	N/A
Coal Royalties - Intercompany royalties	$16,763	$16,708	$3.36	$2.96
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 1. Financial Statements (Unaudited)—Note 1 – Organization and Presentation" of this Quarterly Report on Form 10-Q.
(2)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of GAAP 'Operating Expenses' to non-GAAP 'Segment Adjusted EBITDA Expense.'"
(3)	Beginning in 2023, we redefined Coal - Segment Adjusted EBITDA Expense to reflect the activity of Alliance Coal, which is the holding company for our coal mining operations. We have retrospectively adjusted Coal - Segment Adjusted EBITDA Expense in prior periods to be on the same basis.
(4)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Total Revenues.  Total revenues for the three months ended September 30, 2023 ("2023 Quarter") increased slightly to $636.5 million compared to $632.5 million for the quarter ended September 30, 2022 (the "2022 Quarter") primarily as a result of higher transportation and other revenues, partially offset by lower oil & gas royalties.

Total operating expenses.  Total operating expenses increased to $471.1 million in the 2023 Quarter, compared to $451.3 million in the 2022 Quarter, due primarily to the sale of higher cost purchased coal and increased per ton costs on certain expense items discussed in more detail below.

Net income attributable to ARLP.  Net income attributable to ARLP for 2023 Quarter was $153.7 million, or $1.18 per basic and diluted limited partner unit, compared to $167.7 million, or $1.25 per basic and diluted limited partner unit, for the 2022 Quarter as a result of increased total operating expenses and equity method investment losses in the 2023 Quarter, partially offset by increased revenues, higher interest income and lower income tax expense.

Coal sales.  Coal sales remained consistent at $549.1 million for the 2023 Quarter compared to $550.6 million for the 2022 Quarter.  The slight decrease was attributable to lower tons sold, which reduced coal sales by $43.7 million, partially offset by the benefit of higher average coal sales prices, which contributed $42.3 million in additional coal sales.  Tons sold decreased by 7.9% primarily due to decreased sales volumes in Appalachia as a result of lock outages, customer plant maintenance, reduced operating units at MC Mining and unique geologic conditions that delayed development of a new district at our Mettiki longwall operation. Improved domestic pricing, partially offset by lower export price realizations, drove coal sales prices higher by 8.3% in the 2023 Quarter to $64.94 per ton sold, compared to $59.94 per ton sold during the 2022 Quarter.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 4.7% to $348.3 million, as a result of higher per ton costs.  Segment Adjusted EBITDA Expense per ton sold for our coal operations increased 13.8% to $41.19 per ton sold in the 2023 Quarter compared to $36.20 per ton in the 2022 Quarter, primarily due to lower volumes and certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 17.5% to $12.37 per ton in the 2023 Quarter from $10.53 per ton in the 2022 Quarter. The increase of $1.84 per ton was primarily due to higher direct labor costs at several mines.

●	Material and supplies expenses per ton produced increased 5.7% to $13.93 per ton in the 2023 Quarter from $13.18 per ton in the 2022 Quarter. The increase of $0.75 per ton produced primarily reflects increases of $0.54 per ton for roof support, $0.26 per ton for ventilation related expenses and $0.17 per ton for power and fuel. These increases were partially offset by decreases of $0.26 per ton in longwall subsidence expense, $0.17 per ton for outside expenses and $0.16 per ton for contract labor used in the mining process.

●	Maintenance expenses per ton produced increased 35.4% to $4.86 per ton in the 2023 Quarter from $3.59 per ton in the 2022 Quarter. The increase of $1.27 per ton produced was primarily as a result of reduced production volumes and inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices increased $0.83 per produced ton sold in the 2023 Quarter compared to the 2022 Quarter primarily as a result of higher price realizations, increased excise taxes per ton resulting from a reduced mix of export shipments, higher federal black lung excise tax as a result of the tax rate increasing effective October 1, 2022 and an unfavorable mix of tons sold mined in states with severance taxes.

●	We had outside coal purchases of $11.5 million to meet contractual commitments in the 2023 Quarter as a result of unique geological conditions that delayed development of a new district at our Mettiki longwall operation compared to no sales of outside coal purchases in the 2022 Quarter. Thus, costs per ton in the 2023 Quarter increased as our cost of outside coal purchases are generally higher on a per ton basis than our produced coal.

Oil & gas royalties.  Oil & gas royalty revenues decreased to $34.1 million in the 2023 Quarter compared to $38.7 million for the 2022 Quarter.  The decrease of $4.6 million was primarily due to lower average sales price per BOE, which decreased by 31.2%, partially offset by higher BOE volumes.

Other revenues.  Other revenues principally comprised Matrix Design sales, Mt. Vernon transloading revenues, oil & gas lease bonus revenues and other miscellaneous sales and revenue activities.  Other revenues increased to $18.3 million in the 2023 Quarter from $14.7 million in the 2022 Quarter.  The increase of $3.6 million was primarily due to increased transloading revenues and sales of mining technology products by our Matrix Design subsidiary as well as higher revenues from other miscellaneous sales activities.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense decreased to $65.4 million for the 2023 Quarter compared to $70.7 million for the 2022 Quarter primarily as a result of reduced coal sales volumes.

Equity method investment income (loss).  We had an equity method investment loss of $1.8 million in the 2023 Quarter compared to equity method investment income of $2.1 million in the 2022 Quarter.  The change was primarily due to losses attributable to our investment in Francis, partially offset by income from our AllDale III investment.

Income tax expense.  Income tax expense decreased to $3.4 million for the 2023 Quarter compared to $6.6 million for the 2022 Quarter primarily as a result of reduced income from our oil & gas mineral interests.

Transportation revenues and expenses.  Transportation revenues and expenses were $35.0 million and $28.5 million for the 2023 and 2022 Quarters, respectively.  The increase of $6.5 million was primarily attributable to increased third-party transportation rates in the 2023 Quarter, partially offset by reduced coal shipments for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA.  Our 2023 Quarter Segment Adjusted EBITDA decreased $27.5 million to $247.7 million from the 2022 Quarter Segment Adjusted EBITDA of $275.2 million.

	Three Months Ended
	September 30,
	2023	2022 (1)	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$132,428	$120,760	$11,668	9.7%
Appalachia Coal Operations	74,832	102,012	(27,180)	(26.6)%
Oil & Gas Royalties	31,366	39,429	(8,063)	(20.4)%
Coal Royalties	9,912	11,163	(1,251)	(11.2)%
Other, Corporate and Elimination (2)	(881)	1,792	(2,673)	(149.2)%
Total Segment Adjusted EBITDA (3)	$247,657	$275,156	$(27,499)	(10.0)%

Coal - Tons sold
Illinois Basin Coal Operations	6,049	6,109	(60)	(1.0)%
Appalachia Coal Operations	2,407	3,076	(669)	(21.7)%
Total tons sold	8,456	9,185	(729)	(7.9)%

Coal sales
Illinois Basin Coal Operations	$342,744	$314,271	$28,473	9.1%
Appalachia Coal Operations	206,379	236,292	(29,913)	(12.7)%
Total coal sales	$549,123	$550,563	$(1,440)	(0.3)%

Other revenues
Illinois Basin Coal Operations	$2,897	$1,455	$1,442	99.1%
Appalachia Coal Operations	449	392	57	14.5%
Oil & Gas Royalties	2,186	2,918	(732)	(25.1)%
Other, Corporate and Elimination	12,777	9,890	2,887	29.2%
Total other revenues	$18,309	$14,655	$3,654	24.9%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$213,209	$194,967	$18,242	9.4%
Appalachia Coal Operations	131,997	134,672	(2,675)	(2.0)%
Oil & Gas Royalties	3,873	3,926	(53)	(1.3)%
Coal Royalties	6,851	5,545	1,306	23.6%
Other, Corporate and Elimination (2)	(5,524)	(8,609)	3,085	35.8%
Total Segment Adjusted EBITDA Expense (3)	$350,406	$330,501	$19,905	6.0%

Oil & Gas Royalties
Volume - BOE (4)	772	602	170	28.2%
Oil & gas royalties	$34,125	$38,695	$(4,570)	(11.8)%

Coal Royalties
Volume - Tons sold (5)	4,993	5,654	(661)	(11.7)%
Intercompany coal royalties	$16,763	$16,708	$55	0.3%
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 1. Financial Statements (Unaudited)—Note 1 – Organization and Presentation" of this Quarterly Report on Form 10-Q.
(2)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
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

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 9.7% to $132.4 million in the 2023 Quarter from $120.8 million in the 2022 Quarter.  The increase of $11.6 million was primarily attributable to higher coal sales, which increased 9.1% to $342.7 million in the 2023 Quarter from $314.3 million in the 2022 Quarter, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price realizations of $56.66 per ton sold in the 2023 Quarter compared to $51.44 per ton sold in the 2022 Quarter due to improved domestic pricing, partially offset by lower export price realizations. Segment Adjusted EBITDA Expense increased 9.4% to $213.2 million in the 2023 Quarter from $195.0 million in the 2022 Quarter primarily as a result of higher operating expenses per ton.  Segment Adjusted EBITDA Expense per ton increased by 10.5% compared to the 2022 Quarter resulting from increased sales-related expenses due to higher price realizations and higher labor-related, roof support and maintenance costs due to days lost by a sizable roof fall in July and a longwall move in August at our Hamilton mine.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 26.6% to $74.8 million for the 2023 Quarter from $102.0 million in the 2022 Quarter.  The decrease of $27.2 million was primarily attributable to lower coal sales, which decreased 12.7% to $206.4 million in the 2023 Quarter from $236.3 million in the 2022 Quarter.  Tons sold decreased by 21.7% compared to the 2022 Quarter as a result of reduced volumes across the region primarily from lock outages, customer plant maintenance, reduced operating units at MC Mining and unique geologic conditions that delayed development of a new district at our Mettiki longwall operation.  Improved domestic pricing, partially offset by lower export price realizations, drove coal sales prices higher by 11.6% as compared to the 2022 Quarter.  Segment Adjusted EBITDA Expense decreased 2.0% to $132.0 million in the 2023 Quarter from $134.7 million in the 2022 Quarter due to reduced sales volumes, partially offset by higher per ton operating expenses.  Segment Adjusted EBITDA Expense per ton increased by 25.3% compared to the 2022 Quarter due primarily to lower production volumes, purchased coal and increased labor-related, roof support, maintenance and selling expenses per ton.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $31.4 million in the 2023 Quarter compared to $39.4 million in the 2022 Quarter.  The decrease primarily resulted from lower price realizations, which decreased by 31.2%, partially offset by record oil & gas volumes, which increased 28.2% to 772 MBOE sold in the 2023 Quarter.  Higher volumes during the 2023 Quarter resulted from increased drilling and completion activities on our interests and the acquisition of additional oil & gas mineral interests.

Coal Royalties – Segment Adjusted EBITDA was $9.9 million for the 2023 Quarter, representing a decrease of $1.3 million compared to the 2022 Quarter, as a result of lower royalty tons sold and increased selling expenses, partially offset by higher average royalty rates per ton received from the Partnership's mining subsidiaries.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)

	(in thousands)		(per ton / per BOE sold)
Coal - Tons sold	25,829	26,280	N/A	N/A
Coal - Tons produced	26,997	27,044	N/A	N/A
Coal - Coal sales	$1,688,238	$1,470,730	$65.36	$55.96
Coal - Segment Adjusted EBITDA Expense (2) (3)	$1,021,191	$907,969	$39.54	$34.55
Oil & Gas Royalties - BOE sold	2,296	1,690	N/A	N/A
Oil & Gas Royalties - Royalties (4)	$101,709	$111,378	$44.29	$65.92
Coal Royalties - Tons sold	15,168	16,475	N/A	N/A
Coal Royalties - Intercompany royalties	$48,843	$46,400	$3.22	$2.82
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 1. Financial Statements (Unaudited)—Note 1 – Organization and Presentation" of this Quarterly Report on Form 10-Q.

(2)	For a definition of Segment Adjusted EBITDA Expense and related reconciliation to comparable generally accepted accounting principles ("GAAP") financial measures, please see below under "—Reconciliation of GAAP 'Operating Expenses' to non-GAAP 'Segment Adjusted EBITDA Expense.'"
(3)	Beginning in 2023, we redefined Coal - Segment Adjusted EBITDA Expense to reflect the activity of Alliance Coal, which is the holding company for our coal mining operations. We have retrospectively adjusted Coal - Segment Adjusted EBITDA Expense in prior periods to be on the same basis.
(4)	Average sales price per BOE is defined as oil & gas royalty revenues excluding lease bonus revenue divided by total BOE sold.

Total Revenues.  Total revenues for the nine months ended September 30, 2023 ("2023 Period") increased 13.1% to $1.94 billion compared to $1.72 billion for the nine months ended September 30, 2022 ("2022 Period") primarily as a result of higher coal sales. Coal sales prices and coal sales revenues during the 2023 Period were higher by 16.8% and 14.8%, respectively, compared to the 2022 Period.

Total operating expenses.  Total operating expenses increased to $1.38 billion in the 2023 Period, compared to $1.27 billion in the 2022 Period, due primarily to higher per ton costs on certain expense items discussed in more detail below and sale of higher cost purchased coal.

Net income attributable to ARLP.  Increased revenues and lower income tax expense were partially offset by higher total operating expenses in the 2023 Period, resulting in higher net income attributable to ARLP for the 2023 Period of $514.7 million, or $3.93 per basic and diluted limited partner unit, compared to $369.3 million, or $2.76 per basic and diluted limited partner unit, for the 2022 Period.

Coal sales.  Coal sales increased $217.5 million to $1.69 billion for the 2023 Period compared to $1.47 billion for the 2022 Period.  The increase reflects the benefit of higher average coal sales prices, which contributed $242.7 million in additional coal sales, partially offset by lower tons sold, which reduced coal sales by $25.2 million.  Higher price realizations in domestic markets drove coal sales prices higher by 16.8% in the 2023 Period to $65.36 per ton sold, compared to $55.96 per ton sold during the 2022 Period.

Coal - Segment Adjusted EBITDA Expense.  Segment Adjusted EBITDA Expense for our coal operations increased 12.5% to $1.02 billion, as a result of higher per ton costs.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 14.4% to $39.54 per ton sold in the 2023 Period compared to $34.55 per ton in the 2022 Period, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 16.7% to $11.81 per ton in the 2023 Period from $10.12 per ton in the 2022 Period. The increase of $1.69 per ton was primarily due to higher incentive benefits and direct labor costs at several mines.

●	Workers' compensation expenses per ton produced increased to $0.56 per ton in the 2023 Period from $0.27 per ton in the 2022 Period. The increase of $0.29 per ton produced primarily reflects a favorable mid-year workers' compensation accrual adjustment in the 2022 Period due to an increase in the discount rate.

●	Material and supplies expenses per ton produced increased 3.7% to $13.57 per ton in the 2023 Period from $13.08 per ton in the 2022 Period. The increase of $0.49 per ton produced primarily reflects increases of $0.26 per ton for ventilation related expenses, $0.14 per ton for various preparation plant expenses and $0.14 per ton for power and fuel, partially offset by a decrease of $0.15 per ton for roof support.

●	Maintenance expenses per ton produced increased 27.7% to $4.43 per ton in the 2023 Period from $3.47 per ton in the 2022 Period. The increase of $0.96 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.94 per produced ton sold in the 2023 Period compared to the 2022 Period primarily as a result of higher price realizations, increased excise taxes per ton resulting from a reduced mix of export shipments and higher federal black lung excise tax as a result of the tax rate increasing effective October 1, 2022, partially offset by a favorable mix of tons sold mined in states without severance taxes.

●	Outside coal purchases increased $15.6 million in the 2023 Period as a result of increased sales of purchased coal to meet contractual commitments at our Mettiki longwall operation which experienced unique geological conditions that delayed development of a new district. Purchased coal generally costs more on a per ton basis than our produced coal.

Oil & gas royalties.  Oil & gas royalty revenues decreased to $101.7 million in the 2023 Period compared to $111.4 million for the 2022 Period.  The decrease of $9.7 million was primarily due to lower average sales price per BOE, which decreased by 32.8%, partially offset by higher BOE volumes.

Other revenues.  Other revenues principally comprised Matrix Design sales, Mt. Vernon transloading revenues, oil & gas lease bonus revenues and other miscellaneous sales and revenue activities.  Other revenues increased to $55.6 million in the 2023 Period from $40.3 million in the 2022 Period.  The increase of $15.3 million was primarily due to increased transloading revenues and sales of mining technology products by our Matrix Design subsidiary as well as higher revenues from other miscellaneous sales activities.

Income tax expense.  Income tax expense decreased to $11.6 million for the 2023 Period compared to $55.6 million for the 2022 Period primarily as a result of our recognition of a one-time non-cash income tax charge of $37.3 million during the 2022 Period when Alliance Minerals elected to be treated as a taxable entity for federal and state income tax purposes.

Segment Adjusted EBITDA.  Our 2023 Period Segment Adjusted EBITDA increased 12.7% to $809.0 million from the 2022 Period Segment Adjusted EBITDA of $717.7 million.

	Nine Months Ended
	September 30,
	2023	2022 (1)	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$383,987	$296,327	$87,660	29.6%
Appalachia Coal Operations	300,955	277,492	23,463	8.5%
Oil & Gas Royalties	90,461	107,902	(17,441)	(16.2)%
Coal Royalties	31,007	30,638	369	1.2%
Other, Corporate and Elimination (2)	2,560	5,317	(2,757)	(51.9)%
Total Segment Adjusted EBITDA (3)	$808,970	$717,676	$91,294	12.7%

Coal - Tons sold
Illinois Basin Coal Operations	18,305	17,822	483	2.7%
Appalachia Coal Operations	7,524	8,458	(934)	(11.0)%
Total tons sold	25,829	26,280	(451)	(1.7)%

Coal sales
Illinois Basin Coal Operations	$1,011,467	$858,565	$152,902	17.8%
Appalachia Coal Operations	676,771	612,165	64,606	10.6%
Total coal sales	$1,688,238	$1,470,730	$217,508	14.8%

Other revenues
Illinois Basin Coal Operations	$7,466	$5,014	$2,452	48.9%
Appalachia Coal Operations	1,299	1,083	216	19.9%
Oil & Gas Royalties	3,551	3,711	(160)	(4.3)%
Other, Corporate and Elimination	43,287	30,540	12,747	41.7%
Total other revenues	$55,603	$40,348	$15,255	37.8%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$634,944	$567,253	$67,691	11.9%
Appalachia Coal Operations	377,115	335,756	41,359	12.3%
Oil & Gas Royalties	11,859	10,785	1,074	10.0%
Coal Royalties	17,836	15,762	2,074	13.2%
Other, Corporate and Elimination (2)	(13,618)	(21,177)	7,559	35.7%
Total Segment Adjusted EBITDA Expense (3)	$1,028,136	$908,379	$119,757	13.2%

Oil & Gas Royalties
Volume - BOE (4)	2,296	1,690	606	35.9%
Oil & gas royalties	$101,709	$111,378	$(9,669)	(8.7)%

Coal Royalties
Volume - Tons sold (5)	15,168	16,475	(1,307)	(7.9)%
Intercompany coal royalties	$48,843	$46,400	$2,443	5.3%
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 1. Financial Statements (Unaudited)—Note 1 – Organization and Presentation" of this Quarterly Report on Form 10-Q.
(2)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments in addition to the expenses for the other miscellaneous activities included in this category.
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

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 29.6% to $384.0 million in the 2023 Period from $296.3 million in the 2022 Period.  The increase of $87.7 million was primarily attributable to higher coal sales, which increased 17.8% to $1.01 billion in the 2023 Period from $858.6 million in the 2022 Period, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price per ton, which increased by 14.7% compared to the 2022 Period reflecting increased domestic prices, and increased tons sold, which rose 2.7% in the 2023 Period as a result of increased sales volumes at the Warrior and Gibson South mines. Segment Adjusted EBITDA Expense increased 11.9% to $634.9 million in the 2023 Period from $567.3 million in the 2022 Period primarily as a result of increased sales volumes and higher operating expenses per ton.  Segment Adjusted EBITDA Expense per ton increased $2.86 per ton sold to $34.69 from $31.83 per ton sold in the 2022 Period primarily as a result of inflationary pressures on numerous expense items, including labor-related expenses, maintenance costs and increased sales-related expenses due to higher price realizations.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 8.5% to $301.0 million for the 2023 Period from $277.5 million in the 2022 Period.  The increase of $23.5 million was primarily attributable to higher coal sales, which increased 10.6% to $676.8 million in the 2023 Period from $612.2 million in the 2022 Period, due to increased prices, partially offset by reduced sales volumes.  Coal sales prices increased by 24.3% compared to the 2022 Period primarily due to increased domestic price realizations in the region.  Coal sales volumes decreased 11.0% compared to the 2022 Period as a result of reduced export sales from our Tunnel Ridge operation and lower production across the region due to lock outages, customer plant maintenance, reduced operating units at MC Mining, and unique geologic conditions that delayed development of a new district at our Mettiki longwall operation.  Segment Adjusted EBITDA Expense increased 12.3% to $377.1 million in the 2023 Period from $335.8 million in the 2022 Period due to higher per ton operating expenses, partially offset by lower volumes.  Segment Adjusted EBITDA Expense per ton increased 26.2% to $50.12 compared to $39.70 per ton sold in the 2022 Period, as a result of lower volumes previously discussed, purchased coal and inflationary pressures on certain expense items, most notably labor-related expenses and materials and maintenance costs, and increased sales-related expenses due to higher price realizations.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $90.5 million for the 2023 Period from $107.9 million in the 2022 Period.  The decrease of $17.4 million was primarily due to lower average sales price per BOE, which decreased 32.8% to $44.29 per BOE, partially offset by increased volumes in the 2023 Period, which increased by 35.9%. Higher BOE volumes during the 2023 Period resulted from increased drilling and completion activities on our properties and additional volumes from oil & gas mineral interest acquisitions.

Coal Royalties – Segment Adjusted EBITDA increased 1.2% to $31.0 million for the 2023 Period from $30.6 million in the 2022 Period.  The slight increase was a result of higher average royalty rates per ton, partially offset by reduced royalty tons sold.

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

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$155,351	$168,072	$519,334	$370,296
Noncontrolling interest	(1,652)	(364)	(4,660)	(977)
Net income attributable to ARLP	$153,699	$167,708	$514,674	$369,319
General and administrative	20,097	21,360	61,312	62,462
Depreciation, depletion and amortization	65,393	70,669	199,582	202,499
Interest expense, net	5,067	8,819	21,761	27,750
Income tax expense	3,401	6,600	11,641	55,646
Consolidated Segment Adjusted EBITDA	$247,657	$275,156	$808,970	$717,676

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

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$339,099	$330,694	$1,012,224	$909,567
Outside coal purchases	11,530	—	15,739	151
Other expense (income)	(223)	(193)	173	(1,339)
Segment Adjusted EBITDA Expense	$350,406	$330,501	$1,028,136	$908,379

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

Oil & Gas Acquisitions — As of September 30, 2023, we have purchased oil & gas mineral interests for $10.0 million and $13.9 million for the three and nine months ended September 30, 2023, respectively, with cash on hand.  Future oil & gas mineral interest acquisitions are expected to be funded with cash on hand or cash generated from operations.

On February 22, 2023, we closed on the JC Resources Acquisition for $72.3 million, which was funded with cash on hand.

Please read "Item 1. Financial Statements (Unaudited) – Note 2 – Acquisitions" of this Quarterly Report on Form 10-Q for additional information about the Acquisition Agreement and the JC Resources Acquisition.

On August 22, 2023, we purchased $25.0 million of Series D Preferred Stock from Ascend with cash on hand.

On September 8, 2023, we purchased $24.6 million of Series E Preferred Stock from Infinitum with cash on hand.

Please read "Item 1. Financial Statements (Unaudited) – Note 9 – Equity Investments" of this Quarterly Report on Form 10-Q for additional information about the Ascend and Infinitum investments.

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

Unit Repurchase Program — In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units. In January 2023, the Board of Directors authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity as of December 31, 2022. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions.  The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. During the nine months ended September 30, 2023, we repurchased and retired 929,842 units at an average price of $20.90 for an aggregate purchase price of $19.4 million. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities.  Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Repurchase or Redemption of Senior Notes — During the nine months ended September 30, 2023, we repurchased or redeemed $115.4 million of our 7.5% senior notes due 2025. At September 30, 2023, the aggregate principal amount of our outstanding 7.5% senior notes due 2025 was $284.6 million. We expect to continue making additional purchases or redemptions with available cash flows and/or additional borrowings.

Shelf Registration Statement — We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of an unspecified amount of our equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any of the securities described in the prospectus.

Cash Flows

Cash provided by operating activities was $735.4 million for the 2023 Period compared to $556.2 million for the 2022 Period.  The increase in cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items and favorable working capital changes related primarily to trade receivables, accounts payable and workers' compensation accruals. These increases were partially offset by unfavorable working capital changes related primarily to inventories, accrued taxes other than income taxes, as well as miscellaneous other changes compared to the 2022 Period.

Net cash used in investing activities was $444.5 million for the 2023 Period compared to $247.5 million for the 2022 Period. The increase in cash used in investing activities was primarily attributable to increases in capital expenditures, changes in accounts payable and accrued liabilities, purchases of equity securities and acquisitions of oil & gas reserves including the JC Resources Acquisition. These increases were partially offset by decreased equity method investments. Please read "Item 1. Financial Statements (Unaudited) - Note 2 – Acquisitions" of this Quarterly Report on Form 10-Q for additional information about the JC Resources Acquisition and other oil & gas reserve acquisitions.

Net cash used in financing activities was $389.7 million for the 2023 Period compared to $152.6 million for the 2022 Period. The increase in cash used in financing activities was primarily attributable to increased cash distributions paid to unitholders, the repurchase and redemption of senior notes during the 2023 Period, debt issuance costs, settlements under deferred compensation plans and the purchase of units under the unit repurchase program. These increases were partially offset by increased long-term borrowings.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2023 cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers' compensation and pneumoconiosis costs, with our September 30, 2023 cash and cash equivalents of $197.2 million, cash flows from operations, or borrowings under our Revolving Credit Facility and Securitization Facility, if necessary.  We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $7.05 per ton produced.  Our anticipated total capital expenditures, including maintenance capital expenditures, for 2023 are estimated in a range of $390.0 million to $440.0 million.  We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital.  The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See "Item 1. Financial Statements (Unaudited)—Note 6 – Long-Term Debt" of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in the amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On September 30, 2023, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to (1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, (2) the use of aircraft, and (3) the purchase of oil & gas mineral interests from JC Resources LP, an entity owned by Mr. Craft. Please read "Item 1. Financial Statements (Unaudited) – Note 2 – Acquisitions" of this Quarterly Report on Form 10-Q for more information on the purchase of oil & gas mineral interests. We also have related-party transactions with (a) WKY CoalPlay, LLC regarding three mineral leases, and (b) with entities in which we hold equity investments. For more information regarding our investments, please read "Item 1. Financial Statements (Unaudited)—Note 9 – Equity Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2022, "Item 8. Financial Statements and Supplementary Data—Note 22 – Related-Party Transactions" for additional information concerning related-party transactions.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities.  Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We did not have an outstanding balance under either the Revolving Credit Facility or the Securitization Facility at September 30, 2023.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2023.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2023.

During the quarterly period ended September 30, 2023, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion and the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels;
●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	changes in global economic and geo-political conditions or changes in industries in which our customers operate;
●	changes in commodity prices, demand and availability which could affect our operating results and cash flows;
●	the outcome or escalation of current hostilities in Ukraine and the Israel-Gaza conflict;
●	the severity, magnitude, and duration of any future pandemics and impacts of such pandemics and of businesses' and governments' responses to such pandemics on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers, available liquidity and capital sources and broader economic disruptions;
●	actions of the major oil-producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by operators of the properties in which we hold oil & gas mineral interests due to low commodity prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions and to successfully integrate such acquisitions into our business and achieve the anticipated benefits therefrom;
●	our ability to identify and invest in new energy and infrastructure transition ventures;
●	the success of our development plans for our wholly owned subsidiary, Matrix Design Group, LLC, and our investments in emerging infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws;
●	central bank policy actions, bank failures and associated liquidity risks;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social, and governance ("ESG") matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;

●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortage of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay.  A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.).  Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.).  The plaintiffs in these cases seek class and collective action certification, which we oppose, and the courts have not yet made definitive final rulings on these issues.  The plaintiffs seek to recover alleged compensatory, liquidated and/or exemplary damages for the alleged underpayment, and costs and fees that potentially may be recoverable under applicable law. We believe our ultimate exposure, if any, will not be material to our results of operations or financial position; however, if our current belief as to the merit of the claims is not upheld, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

During the three months ended September 30, 2023, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 8, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 8, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 8, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 8, 2023, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2023 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 8, 2023.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
Chairman, President and Chief Executive
Officer, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer