Form 10-K
period 2023-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2024-02-23
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1,948,772,132 as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of February 23, 2024, 128,061,981 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

GLOSSARY

The following are abbreviations and definitions of certain terms used in this document, some of which are defined by authoritative sources and others reflect those we commonly use in the coal and oil & gas industries:

2020 Grants	Restricted units that were granted in 2020
2022 Registration Statement	In February 2022, we filed with the SEC a universal shelf registration statement which allows us to issue from time to time an indeterminate amount of debt or equity securities.
A&D	Acquisitions and Divestitures
ACE Rule	The Affordable Clean Energy Rule
Acquisition Gain	The $177.0 million non-cash acquisition gain recognized in 2019 related to the acquisition of the remaining interests in AllDale Minerals LP and AllDale Minerals II, LP
AGP	Alliance GP, LLC
AHGP	Our subsidiary, Alliance Holdings GP, L.P.
AllDale I	Our subsidiary, AllDale Minerals, LP
AllDale I & II	Collectively our subsidiaries, AllDale Minerals, LP and AllDale Minerals II, LP
AllDale II	Our subsidiary, AllDale Minerals II, LP
AllDale III	AllDale Minerals III, LP
Alliance Coal	Alliance Coal, LLC, an indirect wholly owned subsidiary of ARLP
Alliance Design	Our subsidiary, Alliance Design Group, LLC
Alliance Finance	Our subsidiary, Alliance Resource Finance Corporation
Alliance Minerals	Alliance Minerals, LLC, an indirect wholly owned subsidiary of ARLP
Alliance Properties	Our subsidiary, Alliance Properties, LLC
Alliance Resource Properties	Alliance Resource Properties, LLC, an indirect wholly owned subsidiary of ARLP
Alliance WOR Properties	Our subsidiary, Alliance WOR Properties, LLC
Allocation Date	That first day of each month in which we prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units on that day
AR Midland	Our subsidiary, AR Midland, LP
ARH	Alliance Resource Holdings, Inc.
ARLP	Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis

ARLP Partnership

The business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries; references to "Partnership", "we", "us" or "our" also refer to the ARLP Partnership

AROP Funding	Our subsidiary, AROP Funding, LLC
ASC	Accounting Standards Codification
Ascend	Ascend Elements, Inc.
ASI	Our subsidiary, Alliance Service, Inc.
Assigned reserves	Reserves that have been designated for mining by a specific operation
ASU	Accounting Standards Update
ASU 2023-07	ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
ASU 2023-09	ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Audit Committee	The audit committee of the Board of Directors
Bankruptcy Code	Title 11 of the United State Code
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

Basis differential	The difference between the spot price of a commodity and the sales price at the delivery point where the commodity is sold
Bbl	Stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
Belvedere	Belvedere Operating, LLC
Belvedere Acquisition	On September 9, 2022, AR Midland acquired approximately 394 net oil & gas royalty acres in the Delaware Basin from Belvedere.
Belvedere Acquisition Date	September 9, 2022
Bituminous coal	Coal used primarily to generate electricity and to make coke for the steel industry with a heat value ranging between 10,500 and 15,500 Btus per pound
BLBA	Federal Black Lung Benefits Act
Bluegrass Minerals	Bluegrass Minerals Management, LLC
Board of Directors	The board of directors of our general partner
BOE	Barrels of oil equivalent, with six Mcf of natural gas being equivalent to one Bbl of crude oil, condensate, or natural gas liquids

Boulders	Boulders Royalty Corp.
Boulders Acquisition	On October 13, 2021, AR Midland acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders.
BSER	Best System of Emission Reduction
Btu	British thermal unit
CAA	Federal Clean Air Act
CAIR	Clean Air Mercury Rule
Cavalier Minerals	Our subsidiary, Cavalier Minerals JV, LLC
CCB	Coal combustion by-products
CCRs	Coal combustion residues
CEO	Chief Executive Officer
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act
CEQ	Council on Environmental Quality
CFO	Chief Financial Officer
CGA	Cawley, Gillespie & Associates, Inc.
Circuit Court	United States Court of Appeals for the District of Columbia
CODM	Chief operating decision maker
Compensation Committee	The compensation committee of the Board of Directors
Compliance coal

Coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per MMBtus, requiring no blending or other sulfur dioxide reduction technologies in order to comply with the requirements of the Federal Clean Air Act

Conflicts Committee	The conflicts committee of the Board of Directors
Continuous miner	A machine used in underground mining to cut coal from the seam and load it onto conveyors or into shuttle cars in a continuous operation
COP26	26th Conference of the Parties
COP27	27th Conference of the Parties
COP28	28th Conference of the Parties
Corps of Engineers	United States Army Corps of Engineers
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPP	Clean Power Plan
Craft Foundations	Collectively, the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation

v

Credit Agreement	The credit agreement entered into by Alliance Coal, as borrower, on January 13, 2023
CSAPR	Cross-State Air Pollution Rule
CSX	CSX Transportation, Inc.
CTO	Chief Technology Officer
CWA	Federal Clean Water Act
DERs	Distribution equivalent rights
Developed acreage	Acreage allocated or assignable to productive wells
Directors’ Deferred Compensation Plan	Alliance Resource Management GP, L.P. Amended & Restated Deferred Compensation Plan for Directors
DMP	Division of Mine Permits
DOL	U.S. Department of Labor
EGUs	Electric generating units
ELG	Effluent Limitations Guidelines and Standards
EPA	United States Environmental Protection Agency
EPU	Earnings per limited partner unit
ESA	Endangered Species Act
EV	Electric vehicle
Excel	Excel Mining, LLC
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FIPs	Federal Implementation Plans
FMSHA	Federal Mine Health and Safety Act of 1977, as amended by the Federal Mine Improvement and New Emergency Response Act of 2006
Francis	Francis Renewable Energy, LLC
GAAP	Generally Accepted Accounting Principles
GFANZ	Glasgow Financial Alliance for Net Zero
GHG	Greenhouse gas
Gibson	Our subsidiary, Gibson County Coal, LLC
Gibson South	Our subsidiary, Gibson County Coal (South), LLC

Grant Thornton	Grant Thornton LLP
Gross Acres	The total acres in a specified tract in which an owner has a real property interest. For example, an owner who has a 25 percent interest in 100 acres has an ownership interest in 100 gross acres.
Hamilton	Our subsidiary, Hamilton County Coal, LLC
Haymaker	Haymaker Minerals & Royalties II, LLC
High-sulfur coal	Based on market expectations, our classification of coal with a sulfur content of greater than 3%
HLBV	Hypothetical liquidation at book value
Indicated mineral resource (coal)

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

Inferred mineral resource (coal)

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

Infinitum	Infinitum Electric, Inc.
Intermediate Partnership	Alliance Resource Operating Partners, L.P., the intermediate partnership of Alliance Resource Partners, L.P.
IRAs	Individual retirement accounts
IRS	Internal Revenue Service
Island Creek	Island Creek Coal Company
Jase	Jase Minerals, LP
Jase Acquisition	On October 26, 2022, AR Midland acquired approximately 3,928 net oil & gas royalty acres in the Permian Basin from Jase.
Jase Acquisition Date	October 26, 2022
JC Land	JC Land LLC
JC Resources	JC Resources LP
JC Resources Acquisition	On February 22, 2023, we acquired approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources LP.

KYDNR	Kentucky Department of Natural Resources
Long-term contracts	Contracts having a term of one year or greater
Longwall mining	One of two major underground coal mining methods, utilizing specialized equipment to remove nearly all of a coal seam over a very large area.
Low-sulfur coal	Based on market expectations, we classify coal with a sulfur content of less than 1.5%
LTIP	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan
MAC	Our subsidiary, Mid-America Carbonates, LLC
Matrix Design	Our subsidiary, Matrix Design Group, LLC
Matrix Group

Collectively our subsidiaries, Alliance Design, ASI and its subsidiary, Matrix Design and its subsidiaries Matrix Design International, LLC, Matrix Design Africa (PTY) LTD, and Matrix  Design (Australia) PTY, LTD

MATS	Mercury and Air Toxics Standards
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate, or natural gas liquids
MC Mining	Our subsidiary, MC Mining, LLC
Mcf	Thousand cubic feet of natural gas
Measured mineral resource (coal)

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

Medium-sulfur coal	Based on market expectations, our classification of coal with a sulfur content of 1.5% to 3%
Metallurgical coal	Coal primarily used in the production of steel
Mettiki	Mettiki Complex, including the Mountain View mine operated by our subsidiary, Mettiki (WV) and the preparation plant operated by our subsidiary, Mettiki (MD)
Mettiki (MD)	Our subsidiary, Mettiki Coal, LLC
Mettiki (WV)	Our subsidiary, Mettiki Coal (WV), LLC
MGP	Alliance Resource Management GP, L.P., ARLP’s general partner
MINER Act	Federal Mine Improvement and New Emergency Response Act of 2006

Mineral Interest

Mineral interests are real-property interests that are typically perpetual and grant ownership to the oil & gas under a tract of land or the rights to explore for, develop, and produce oil & gas on that land or to lease those exploration and development rights to a third party

Mineral reserve (coal)

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

Mineral resource (coal)

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

MMBtus	Million British thermal units
MMcf	Million cubic feet of natural gas
Mr. Craft	Joseph W. Craft III, the Chairman, President and Chief Executive Officer of MGP
MSHA	Mine Safety and Health Administration
Mt. Vernon	Our subsidiary, Mt. Vernon Transfer Terminal, LLC
NAAQS	National Ambient Air Quality Standards
Named Executive Officers

Our Chairman, President and CEO (our principal executive officer), the Senior Vice President and Chief Financial Officer (our principal financial officer) and the three most highly compensated executive officers in 2023

NEPA	National Environmental Policy Act
Net acres	The actual ownership interest within a specified tract expressed in acres. For example, an owner who has a 50 percent interest in 100 acres owns 50 net acres.
Net royalty acres	Mineral ownership standardized to a 12.5%, or 1/8th, royalty interest
NGFS	Network for Greening the Financial System
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

NGP	NGP Energy Capital Management, LLC
NGP ET IV	NGP Energy Transition, L.P.
NS	Norfolk Southern Railway Company

NSPS	New Source Performance Standards
NSR	New source review
Oil & gas	Crude oil, natural gas, and natural gas liquids
Old Ben	Old Ben Coal Company
Old Ben Leases	Leases originally taken by AMAX Coal Company and Old Ben Coal Company in the mid to late 1970’s and early 1980’s
Operator	The individual or company responsible for the exploration and/or production of a Mineral Interest which, with respect to our Mineral Interests, are unaffiliated third-parties
OSM OWCP	Federal Office of Surface Mining Office of Workers’ Compensation Programs
PADEP	Pennsylvania Department of Environmental Protection
PAL	Paducah & Louisville Railway, Inc.
Patriot	Patriot Coal Corporation
PCAOB	Public Company Accounting Oversight Board
Peabody	Peabody Energy Corporation
Pension Plan	Alliance Coal, LLC and Affiliates Pension Plan for Coal Employees
PM	Fine particulate matter
Preparation plant	A facility used for crushing, sizing, and washing coal to remove impurities and to prepare it for use by a particular customer
Probable mineral reserve (coal)	The economically mineable part of an indicated and, in some cases, a measured mineral resource
Productive well	A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes
Proved developed reserves (oil & gas)	Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods
Proved reserves or properties (oil & gas)

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

Proved undeveloped reserves (oil & gas)	Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion

x

Proven mineral reserve (coal)	The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource
PSSP	Profit sharing and savings plan
PUDs	Proved undeveloped reserves
RCRA	Federal Resource Conservation and Recovery Act
Reclamation

The restoration of land and environmental standards to a mining site after the coal is extracted, including returning the land to its approximate original appearance, restoring topsoil, and planting native grass and ground covers

Reserves (oil & gas)

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

RESPEC	RESPEC Company, LLC
Revolving Credit Facility

The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit up to the full amount of $425 million

RGGI	Regional Greenhouse Gas Initiative agreement
River View	Our subsidiary, River View Coal, LLC
Room-and-pillar mining	One of two major underground coal mining methods, utilizing continuous miners creating a network of "rooms" within a coal seam, leaving behind "pillars" of coal used to support the roof of a mine
Royalty interest	An interest that gives the owner the right to receive a portion of the resources or revenues without having to carry any costs of development or operations
Sebree	Our subsidiary, Sebree Mining, LLC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933
Securitization Facility	Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $90.0 million accounts receivable securitization facility.
Senior Notes	An aggregate original principal amount of $400.0 million of senior unsecured notes due 2025 issued on April 24, 2017 by the Intermediate Partnership and Alliance Finance.
SERP	Alliance Coal, LLC Supplemental Executive Retirement Plan
SIPs	State implementation plans
Skyland	Skyland Minerals, L.P.

Skyland Acquisition

On December 7, 2023, we acquired approximately 2,372 oil & gas net royalty acres predominantly in the Anadarko Basin, along with acreage in the Williston and Delaware Basins from Skyland Minerals, L.P. and Haymaker Minerals & Royalties II, LLC.

Skyland Acquisition Date	December 7, 2023
SMCRA	Federal Surface Mining Control and Reclamation Act of 1977
STIP	Alliance Resource Management GP, LLC Short-Term Incentive Plan
Subsidiary Guarantors	Certain subsidiaries of ARLP, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal, guaranteeing the Credit Agreement.
Tax Election	On March 15, 2022, Alliance Minerals changed its federal income tax status from a pass-through entity to a taxable entity via a "check the box" election.
Term Loan	The Credit Agreement provides for a term loan in an aggregate principal amount of $75 million.
Thermal coal	Coal used primarily in the generation of electricity
TMDL	Total Maximum Daily Load
TRRC	Texas Railroad Commission
TRS	Technical Report Summary
Tunnel Ridge	Our subsidiary, Tunnel Ridge, LLC
UIC	Underground Injection Control
Unassigned reserves (coal)	Reserves that have not yet been designated for mining by a specific operation
Undeveloped acreage (oil & gas)	Acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil & gas regardless of whether such acreage contains proved reserves
Unproved reserves or properties (oil & gas)

Properties with no proved reserves. We also consider unproved reserves or properties to be defined as the estimated quantities of oil & gas determined based on geological and engineering data similar to that used in estimates of proved reserves; but technical, contractual, economic, or regulatory uncertainties preclude such reserves from being classified as proved.

USEA	United States Energy Association
USFWS	United States Fish and Wildlife Service
USGA	United States Geological Survey
Valley Camp	Valley Camp Coal Company
VIE	Variable interest entity
VOC	Volatile organic compound
Warrior	Our subsidiary, Warrior Coal, LLC

Webster	Our subsidiary, Webster County Coal, LLC
Wildcat Insurance	Our subsidiary, Wildcat Insurance, LLC
WKY CoalPlay	WKY CoalPlay, LLC
WKY11	West Kentucky No. 11
WKY6	West Kentucky No. 6
WKY7	West Kentucky No. 7
WKY9	West Kentucky No. 9
WOTUS	Waters of the United States
WVDEP	West Virginia Department of Environmental Protection

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion, the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels and the planned retirement of coal-fired power plants in the U.S.;
●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	changes in global economic and geo-political conditions or changes in industries in which our customers operate;
●	changes in commodity prices, demand and availability which could affect our operating results and cash flows;
●	the outcome or escalation of current hostilities in Ukraine and the Israel-Gaza conflict;
●	the severity, magnitude, and duration of any future pandemics and impacts of such pandemics and of businesses' and governments' responses to such pandemics on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers and Operators, available liquidity and capital sources and broader economic disruptions;
●	actions of the major oil-producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by the Operators of the properties in which we hold oil & gas mineral interests due to low commodity prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of our operations and properties;
●	our ability to identify and complete acquisitions and to successfully integrate such acquisitions into our business and achieve the anticipated benefits therefrom;
●	our ability to identify and invest in new energy and infrastructure transition ventures;
●	the success of our development plans for Matrix Group, and our investments in emerging infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws central bank policy actions including interest rates, bank failures, and associated liquidity risks;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social, and governance matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;

●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortage of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber- or phishing attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings."

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

You should consider the information above when reading any forward-looking statements contained in this Annual Report on Form 10-K; other reports filed by us with the SEC; our press releases; our website www.arlp.com; and written or oral statements made by us or any of our officers or other authorized persons acting on our behalf.

PART I

ITEM 1.BUSINESS

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

We are the largest coal producer in the eastern United States with seven operating underground mining complexes in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia as well as a coal-loading terminal in Indiana on the Ohio River. We manage and report our coal operations under two regions, Illinois Basin and Appalachia. We market our coal production to major domestic and international utilities and industrial users.

We own mineral and royalty interests in approximately 67,700 net royalty acres, including approximately 4,000 net royalty acres attributable to our equity interest in AllDale III, in premier oil & gas producing regions in the United States, primarily the Permian, Anadarko, and Williston Basins. While we own both oil & gas mineral and royalty interests, we refer to them collectively as mineral interests throughout our discussions of our business as the majority of our holdings are mineral interests. We market our oil & gas mineral interests for lease to Operators in those regions and generate royalty income from the leasing and development of those mineral interests. Reserve additions and the associated cash flows are expected to increase from the development of our existing mineral interests and through acquisitions of additional mineral interests.

We have approximately 663.2 million tons of coal mineral reserves and 1.06 billion tons of coal mineral resources in Illinois, Indiana, Kentucky, Maryland, Pennsylvania and West Virginia. Substantially, all of our coal mineral resources and 557.7 million tons of our coal mineral reserves are owned or leased by Alliance Resource Properties, which are (a) leased or subleased to internal mining complexes or (b) near other internal and external coal mining operations but not yet leased. We market our coal mineral reserves and resources to the coal mining operations that are able to access them and generate royalty income from the leasing and development of those coal mineral reserves and resources.

We have invested in energy and infrastructure opportunities including Ascend, Francis, Infinitum, and NGP ET IV as described below.

In addition, through our technology company, Matrix Group, we develop and market industrial, mining and technology products and services worldwide.

ARLP, a Delaware limited partnership, completed its initial public offering on August 19, 1999, and is listed on the NASDAQ Global Select Market under the ticker symbol "ARLP." We are managed by our sole general partner, MGP, a Delaware limited liability company, which holds a non-economic general partner interest in ARLP.

Oil & Gas Acquisitions

The following acquisitions enhance our ownership position in the Permian Basin and further our business strategy to grow our Oil & Gas Royalties segment.

Acquisition Agreement

On January 27, 2023, we entered into a one-year collaborative agreement with a third party effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware basins. Under the agreement, the third party assisted us in the identification, evaluation, and acquisition of target oil & gas mineral interests. In exchange for these services, the third party received a participation share, partially funded by the third party, and was paid a periodic management fee. We acquired $13.2 million oil & gas mineral interests under the agreement in 2023. On February 19, 2024, we renewed this agreement for an additional one-year term, committing up to $25.0 million.

JC Resources

On February 22, 2023, we acquired approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources, a related party entity owned by Mr. Craft, for $72.3 million.

Skyland

On December 7, 2023, we acquired approximately 2,372 oil & gas net royalty acres predominantly in the Anadarko Basin, along with acreage in the Williston and Delaware Basins from Skyland and Haymaker for a combined purchase price of $14.5 million.

Growth Investments and Opportunities

The following investments in the advancement of energy and related infrastructure further our business strategy to develop strategic relationships and invest in attractive opportunities that leverage our core competencies and build platforms for future lines of business with long-term growth and cash flow generation. For more information on our acquisitions and investments, please read "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions","—Note 11 – Variable Interest Entities" and "—Note 12 – Equity Investments" of this Annual Report on Form 10-K.

Francis

On April 5, 2022, we made a $20.0 million convertible note investment in Francis which converted to a preferred equity interest on April 1, 2023. Francis currently is active in the installation, management and operation of metered-for-fee, public-access EV charging stations. Francis also develops and constructs EV charging stations for third-party customers.

Ascend

On September 6, 2023, we purchased $25.0 million of Series D Preferred Stock in Ascend. Ascend is a U.S.-based manufacturer and recycler of sustainable, closed-loop engineered battery materials for electric vehicles. Ascend is currently constructing North America's first commercial-scale manufacturing facility located near Hopkinsville, Kentucky, that when complete, will produce enough cathode materials for 750,000 electric vehicles per year.

Infinitum

On September 8, 2023, we increased our investment in Infinitum to $66.6 million by purchasing $24.6 million of Series E Preferred Stock. Infinitum is a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators which have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors.

Matrix Group

Matrix Group provides a variety of technology products and services for our mining operations and certain industrial and mining technology products and services to third parties. On January 16, 2024, Matrix Design entered into an agreement with Infinitum to jointly develop and distribute high-efficiency motors and advanced motor controllers designed specifically for the mining industry. Under the agreement, Matrix Design will integrate Infinitum's motor technology into mining equipment of our operating subsidiaries to provide performance validation in production environments for jointly developed products and to improve our operational efficiency, and market the jointly developed technology and products to third parties worldwide.

The following diagram depicts our simplified organization and ownership as of December 31, 2023:

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

At December 31, 2023, our mining operations had access to approximately 663.2 million tons of coal mineral reserves and 1.06 billion tons of coal mineral resources in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia. Substantially, all of our coal mineral resources and 557.7 million tons of our coal mineral reserves are owned or leased by Alliance Resource Properties and are currently leased or subleased or held for lease or sublease to our mining operations or others. We produce a diverse range of thermal and metallurgical coal with varying sulfur and heat contents, which enables us to satisfy the broad range of specifications required by our customers. In 2023, we sold 34.4 million tons of coal and produced 34.9 million tons. Of the 34.4 million tons sold, approximately 60% were leased from Alliance Resource Properties. The coal we sold in 2023 was approximately 3.6% low-sulfur coal, 33.4% medium-sulfur coal, and 63.0% high-sulfur coal. In 2023, approximately 80.9% of our tons sold were purchased by domestic electric utilities and 15.7% were sold into the international markets through brokered transactions. The balance of our tons sold was to third-party resellers and industrial consumers. For tons sold to domestic electric utilities, 100.0% were sold to utility plants with installed pollution control devices. The Btu content of our coal ranges from 11,450 to 13,200.

The following chart summarizes our coal production by region for the last three years.

	Year Ended December 31,
Coal Regions	2023	2022	2021

	(tons in millions)
Illinois Basin	25.2	24.3	22.2
Appalachia	9.7	11.2	10.0
Total	34.9	35.5	32.2

The following map shows the location of our coal mining operations:

C
A
E
B
D
F
G
H
Legend
Appalachia
Illinois Basin
Operating Mine
ARLP Terminal

Illinois Basin Operations:	D. WARRIOR COMPLEX	G. METTIKI COMPLEX
A. GIBSON COMPLEX	Warrior Mine	Mountain View Mine
Gibson South Mine	Mining Type: Underground	Mining Type: Underground
Mining Type: Underground	Mining Access: Slope & Shaft	Mining Access: Slope & Shaft
Mining Access: Slope & Shaft	Mining Method: Room & Pillar	Mining Method: Longwall
Mining Method: Room & Pillar	Coal Type: Medium/High-Sulfur	& Continuous Miner
Coal Type: Low/Medium-Sulfur	Transportation: Barge, Railroad,	Coal Type: Low/Medium
Transportation: Barge, Railroad	& Truck	Sulfur - Metallurgical
& Truck		Transportation: Railroad
	E. MOUNT VERNON	& Truck
B. RIVER VIEW COMPLEX	TRANSFER TERMINAL
a) River View Mine	Rail or Truck to Ohio River Barge	H. MC MINING COMPLEX
b) Henderson County Mine	Transloading Facility	Excel Mine No. 5
Mining Type: Underground		Mining Type: Underground
Mining Access: Slope & Shaft	Appalachian Operations:	Mining Access: Slope & Shaft
Mining Method: Room & Pillar	F. TUNNEL RIDGE COMPLEX	Mining Method: Room & Pillar
Coal Type: Medium/High-Sulfur	Tunnel Ridge Mine	Coal Type: Low-Sulfur
Transportation: Barge & Truck	Mining Type: Underground	Transportation: Barge, Railroad,
	Mining Access: Slope & Shaft	& Truck
C. HAMILTON COMPLEX	Mining Method: Longwall
Hamilton Mine	& Continuous Miner
Mining Type: Underground	Coal Type: Medium/High-Sulfur
Mining Access: Slope & Shaft	Transportation: Barge
Mining Method: Longwall
& Continuous Miner
Coal Type: Medium/High-Sulfur
Transportation: Barge, Railroad
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

Illinois Basin Operations

Our Illinois Basin mining operations are located in western Kentucky, southern Illinois, and southern Indiana. As of December 31, 2023, we have 2,189 employees and we operate four active mining complexes in the Illinois Basin.

Gibson Complex

Our subsidiary, Gibson, operates the Gibson South mine, located near the city of Princeton in Gibson County, Indiana. The Gibson South mine is an underground mine and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal.  The Gibson South mine's preparation plant has throughput capacity of 1,800 tons of raw coal per hour.  Production from the Gibson South mine is shipped by truck or transported by rail on the CSX or NS railroads from our rail loadout facility directly to customers or various transloading facilities, including our Mt. Vernon transloading facility, for barge delivery. Production from the mine began in April 2014. Gibson production in 2023 was 5.3 million tons.

River View Complex

Our subsidiary, River View, operates the River View mine and the Henderson County mine. The River View mine is located in Union County, Kentucky and is currently the largest room-and-pillar coal mine in the United States. The River View mine began production in 2009 and utilizes continuous mining units to produce medium/high-sulfur coal from multiple seams. The Henderson County mine is located in Henderson County, Kentucky and is currently under development, with full production expected to begin in 2024 from the No. 9 seam.

Both mines will utilize the existing preparation plant, refuse disposal, and loadout facilities.  River View's preparation plant has throughput capacity of 2,700 tons of raw coal per hour. Coal produced from the River View complex is transported by overland belt to a barge loading facility on the Ohio River. River View coal production in 2023 was 9.9 million tons.

Hamilton Complex

Our subsidiary, Hamilton, operates the Hamilton mine, located near the city of McLeansboro in Hamilton County, Illinois. The Hamilton mine is an underground longwall mining operation producing medium/high-sulfur coal. Longwall mining began in October 2014 and we acquired complete ownership and control in 2015. Hamilton's preparation plant has throughput capacity of 2,000 tons of raw coal per hour. Hamilton has the ability to ship coal from the Hamilton mine via the CSX, Evansville Western Railway, or NS rail directly to customers or various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries. Hamilton coal production in 2023 was 5.6 million tons.

Warrior Complex

Our subsidiary, Warrior, operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky. The Warrior complex was opened in 1985, and we acquired it in February 2003. Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce medium/high-sulfur coal. Warrior's preparation plant has throughput capacity of 1,200 tons of raw coal per hour. Warrior's production is shipped via the CSX or PAL railroads or by truck directly to customers or potentially to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries. Warrior coal production in 2023 was 4.4 million tons.

Mt. Vernon Transfer Terminal, LLC

Our subsidiary, Mt. Vernon, leases land and operates a coal-loading terminal on the Ohio River at Mt. Vernon, Indiana. Coal is delivered to Mt. Vernon by both rail and truck. The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 200,000 tons. In 2023, the terminal loaded approximately 3.6 million tons for customers of Gibson and Hamilton.

Appalachian Operations

Our Appalachian mining operations are located in eastern Kentucky, Maryland, and West Virginia. As of December 31, 2023, we had 1,014 employees and we operate three mining complexes in Appalachia.

Tunnel Ridge Complex

Our subsidiary, Tunnel Ridge, operates the Tunnel Ridge mine, an underground longwall mine in the Pittsburgh No. 8 coal seam, located near Wheeling, West Virginia. Longwall mining operations began at Tunnel Ridge in May 2012. The Tunnel Ridge preparation plant has throughput capacity of 2,000 tons of raw coal per hour. Coal produced from the Tunnel Ridge mine is medium/high-sulfur coal and is transported by conveyor belt to a barge loading facility on the Ohio River. Tunnel Ridge has the ability through a third-party facility to transload coal from barges for rail shipment on the Wheeling and Lake Erie Railway with connections to the CSX and the NS railroads. Tunnel Ridge coal production in 2023 was 7.7 million tons.

Mettiki Complex

The Mettiki Complex comprises the Mountain View mine located in Tucker County, West Virginia operated by our subsidiary Mettiki (WV) and a preparation plant located near the city of Oakland in Garrett County, Maryland operated by our subsidiary Mettiki (MD). Mettiki (WV) began longwall mining in November 2006. The Mountain View mine produces low/medium-sulfur coal, which is transported by truck either to the Mettiki (MD) preparation plant for processing for shipment into the metallurgical coal market or otherwise, or directly to the coal blending facility at the Virginia Electric and Power Company Mt. Storm Power Station. The Mettiki (MD) preparation plant has throughput capacity of 1,350 tons of raw coal per hour. Coal processed at the preparation plant can be trucked to the blending facility at Mt. Storm or shipped via the CSX railroad, which provides the opportunity to ship into the domestic and international thermal and metallurgical coal markets. Mettiki WV coal production in 2023 was 0.8 million tons.

MC Mining Complex

The MC Mining Complex is located near the city of Pikeville in Pike County, Kentucky. We acquired the original mine in 1989. Our subsidiary, MC Mining, through our subsidiary, Excel operates the Excel Mine No. 5. Excel completed the development of Mine No. 5 in May 2020 and transitioned its employees and equipment from Mine No. 4 in July 2020. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The existing preparation plant, which has throughput capacity of 1,000 tons of raw coal per hour, is utilized by Mine No. 5. Substantially all of the coal produced at MC Mining in 2023 met or exceeded the compliance requirements of Phase II of the Federal CAA (see "—Environmental, Health and Safety Regulations—Air Emissions" below). Coal produced from the mine is shipped via the CSX railroad directly to customers or various transloading facilities on the Ohio River for barge deliveries, or by truck directly to customers or various docks on the Big Sandy River for barge deliveries. MC Mining coal production in 2023 was 1.2 million tons.

Coal Marketing and Sales

We sell coal to an established customer base through opportunities as a result of existing business relationships or through formal bidding processes. As is customary in the coal industry, we have entered into long-term coal supply agreements with many of our customers. These arrangements are mutually beneficial to our customers and us in that they provide greater predictability of sales volumes and sales prices. Although some utility customers have appeared to favor a shorter-term contracting strategy, in 2023 approximately 93.4% and 92.0% of our sales tonnage and total coal sales, respectively, were sold under long-term contracts with committed term expirations ranging from 2024 to 2029.  Our initial 2024 guidance includes 32.5 million priced and committed tons for delivery in 2024. The contractual time commitments for customers to nominate future purchase volumes under these contracts are typically sufficient to allow us to balance our sales commitments with prospective production capacity.

The provisions of long-term contracts are the results of both bidding procedures and extensive negotiations with each customer. As a result, the provisions of these contracts vary significantly in many respects, including, among other factors, price adjustment features, price, and contract reopener terms, permitted sources of supply, force majeure provisions, and coal qualities and quantities. A portion of our long-term contracts is subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both. These provisions, however, may not ensure that the contract price will reflect every change in production or other costs. Failure of the parties to agree on a price pursuant to an adjustment or a reopener provision can, in some instances, lead to the early termination of a contract. Some of the long-term contracts also permit the contract to be reopened for renegotiation of terms and conditions other than pricing terms, and where a mutually acceptable agreement on terms and conditions cannot be concluded, either party may have the option to terminate the contract. Long-term contracts typically stipulate procedures for the transportation of coal, quality control, sampling, and weighing. Most contain provisions requiring us to deliver coal within stated ranges for specific coal characteristics such as heat, sulfur, ash, moisture, grindability, volatility, and other qualities. Failure to meet these specifications can result in economic penalties, rejection or suspension of shipments, or termination of the contracts. While most of the contracts specify the approved seams and/or approved locations from which the coal is to be mined, some contracts allow the coal to be sourced from more than one mine or location. Although the volume to be delivered pursuant to a long-term contract is stipulated, the buyers often have the option to vary the volume within specified limits. Coal contracts typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events. Force majeure events include but are not limited to unexpected significant geological conditions and weather events that may disrupt transportation. Depending on the language of the contract, some contracts may terminate upon an event of force majeure that extends for a certain period.

The international coal market has been a part of our business with indirect sales to end-users in Europe, Africa, Asia, North America, and South America. Our sales into the international coal market are considered exports and the majority are made through brokered transactions. During the years ended December 31, 2023, 2022, and 2021, export tons represented approximately 15.7%, 12.5%, and 12.5% of tons sold, respectively. Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end-usage point, we attribute export tons to the country with the end-usage point, if known.

Reliance on Major Customers

In 2023, we derived more than 10% of our total revenue from each of American Electric Power and Tennessee Valley Authority. We did not derive 10% or more of our revenues from any other single customer. For more information about these customers, please read "Item 8. Financial Statement and Supplemental Data—Note 22 – Concentration of Credit Risk and Major Customers."

Coal Competition

The coal industry is intensely competitive. The most important factors on which we compete are coal price, coal quality (including sulfur and heat content), reliability and diversity of supply, and transportation costs from the mine to the customer. We are the largest coal producer in the eastern United States. Our principal competitors include American Consolidated Natural Resources Inc., CONSOL Energy, Inc., Alpha Metallurgical Resources, Inc., Foresight Energy LP, and Peabody Energy Corporation. We also compete directly with smaller producers in the Illinois Basin and Appalachian regions. In addition, we seek to export a portion of our coal into the international coal markets and we compete with companies that produce coal from one or more foreign countries.

The price per ton for our export coal sales is influenced by many factors, such as global economic conditions, weather patterns, and global supply and demand, among others. The price per ton for our domestic coal sales are primarily linked to coal consumption patterns of domestic electricity-generating utilities, which in turn are influenced by economic activity, government regulations, weather, and technological developments, as well as the location, quality, price and availability of competing sources of fuel and alternative energy sources such as natural gas, nuclear energy, petroleum and renewable energy sources for electrical power generation.

For additional information, please see "Item 1A. Risk Factors."

Coal Transportation

Our coal is transported from our mining complexes to our customers by barge, rail, and truck, reflecting important flexibility advantages in supplying our customers. Depending on the proximity of the customer to the mining complex and the transportation available for delivering coal to that customer, transportation costs can be a substantial part of the total delivered cost of a customer's coal. Consequently, the availability and cost of transportation constitute important factors in the marketability of coal. We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers, and in many cases, we can accommodate multiple transportation options. Our customers typically negotiate and pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry. Approximately 50.2% of our 2023 sales volume was initially shipped from the mining complexes by barge, 32.1% was shipped from the mining complexes by rail, and 17.7% was shipped from the mining complexes by truck. The rates set by and available capacity of the transportation company serving a particular mine or customer may affect, either adversely or favorably, our marketing efforts concerning coal produced from the relevant mining complex. With respect to our export volumes from the United States to other countries, we generally sell coal to our customers at an export terminal in the United States and we are responsible for the cost of transporting coal to the export terminals. Our export customers generally negotiate and pay for ocean vessel transportation.

Mineral Interest Activities

Our mineral interest activities include both oil & gas and coal mineral interests. Our oil & gas mineral interest business includes all activities related to the oil & gas mineral interests held directly or indirectly by Alliance Minerals and includes Alliance Minerals' equity interest in AllDale III. Our mineral interests are primarily located on private lands in three basins, which are also our areas of focus for future development by operators. These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) Basins. Our developed and undeveloped net acres standardized to a 1/8th royalty equate to more than 67,745 oil & gas net royalty acres, including 3,969 oil & gas net royalty acres owned through our equity interest in AllDale III.

Our coal mineral interests include substantially all of our coal mineral resources and 557.7 million tons of coal mineral reserves which are owned or leased by Alliance Resource Properties and are (a) leased or subleased to internal mining complexes or (b) near other internal and external coal mining operations but not yet leased.  Our coal mineral interests are located in both the Illinois Basin and the Appalachia Basin.

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

The following chart summarizes the production of our oil & gas mineral interests for the year ended December 31, 2023, 2022, and 2021, not including our equity interest in AllDale III:

	Year Ended December 31,
	2023	2022*	2021*
Production:
Oil (MBbls)	1,418	1,061	898
Natural gas (MMcf)	5,759	4,814	3,460
Natural gas liquids (MBbls)	726	541	402
BOE (MBbls)	3,105	2,404	1,877

* Recast to reflect the JC Resources Acquisition as if we, rather than JC Resources, acquired the mineral interests in 2019. Please see "Item 8. Financial Statement and Supplemental Data—Note 1 – Organization and Presentation and Note 3 – Acquisitions" for more information.

The following map shows the location of our oil & gas mineral interests:

Permian Basin—Delaware and Midland Basins

The Permian Basin ranges from West Texas into southeastern New Mexico and is currently the most active area for horizontal drilling in the United States. The Permian Basin is further subdivided into the Delaware Basin in the west and the Midland Basin in the east. Based on geologic data and the ongoing development by operators, our mineral interests in the Permian Basin contain multiple producing zones of economic horizontal development including but not limited to the Wolfcamp, Spraberry, and Bone Spring formations. Our purchases of acreage located entirely in the Permian Basin through the Belvedere, Jase and JC Resources Acquisitions demonstrate our commitment to continued acquisition of mineral interests in the nation's highest growth oil & gas plays.

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

Coal Royalties

Our Coal Royalties segment includes approximately 557.7 million tons of reserves and substantially all of the 1.06 billion tons of our coal mineral resources. Our coal mineral reserves and resources are located in the Appalachia and Illinois Basins in the United States. We lease our reserves and resources to our mining complexes under long-term leases. Approximately 60% of our royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms.

Under our standard royalty lease, we grant the lessees the right to mine and sell our reserves and resources in exchange for royalty payments based on a percentage of the sale price or a fixed royalty per ton of coal mined and sold. Lessees calculate royalty payments due to us and are required to report tons of coal mined and sold as well as the sales prices of the extracted coal.

The following chart summarizes the coal sales associated with our coal mineral interests for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
Coal Regions	2023	2022	2021

	(tons in millions)
Illinois Basin	19.9	21.2	18.9
Appalachia	0.3	0.6	1.3
Total	20.2	21.8	20.2

The following map shows the location of our coal mineral interests:

Illinois Basin:		Appalachian Basin:
A. GIBSON RESERVES AND RESOURCES	E. HENDERSON/UNION RESOURCES	H. TUNNEL RIDGE RESERVES AND RESOURCES
B. HAMILTON RESERVES AND RESOURCES	F. DOTIKI RESOURCES	I. MOUNTAIN VIEW RESERVES AND RESOURCES
C. RIVER VIEW RESERVES	G. SEBREE SOUTH RESOURCES	J. PENN RIDGE RESOURCES
D. WARRIOR RESERVES

Illinois Basin

Alliance Resource Properties, either directly or through its subsidiaries, holds coal mineral reserves and resources in the following counties in the Illinois Basin:

●	Hopkins County, Kentucky
●	Webster County, Kentucky
●	Union County, Kentucky
●	Henderson County, Kentucky
●	Hamilton County, Illinois
●	Gibson County, Indiana

Alliance Resource Properties leases some of the reserves and resources in Union and Henderson Counties from WKY CoalPlay or its subsidiaries, which are related parties.  For more information about our WKY CoalPlay transactions, please read "Item 8. Financial Statements and Supplementary Data—Note 20 – Related-Party Transactions."

Approximately 477.0 million tons of proven and probable reserves and 977.2 million tons of measured, indicated and inferred coal mineral resources are controlled by Alliance Resource Properties in the Illinois Basin and are leased/subleased to our mining complexes or held for lease/sublease in the future as follows:

Gibson Reserves and Resources

Approximately 4.4 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to our subsidiary, Gibson.

Hamilton Reserves and Resources

Approximately 564.5 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to our subsidiary, Hamilton.

River View Reserves

Approximately 303.1 million tons of the reserves are currently leased/subleased or held for lease/sublease to our subsidiary, River View.

Warrior Reserves

Approximately 50.0 million tons of the reserves are currently leased/subleased or held for lease/sublease to our subsidiary, Warrior.

Henderson/Union Resources

Approximately 412.7 million tons of the resources are not under lease or currently anticipated to be leased by our operating companies. Leasing of these properties is dependent upon further development by our operating subsidiaries or third-party mining complexes, which is regulatory and market dependent.

Dotiki Resources

Approximately 76.0 million tons of the resources are currently leased/subleased or held for lease/sublease to our subsidiary, Webster.

Sebree South Resources

Approximately 43.5 million tons of the resources are currently leased/subleased to our subsidiary, Sebree.

Appalachia Basin

Alliance Resource Properties, either directly or through its subsidiaries, holds coal mineral reserves and resources in the following counties in the Appalachian Basin:

●	Brooke County, West Virginia
●	Grant County, West Virginia
●	Ohio County, West Virigina
●	Tucker County, West Virginia
●	Washington County, Pennsylvania

Approximately 80.7 million tons of reserves and 85.4 million tons of coal mineral resources are controlled by Alliance Resource Properties in the Appalachian Basin and are leased/subleased to our mining complexes or held for lease/sublease in the future as follows:

Tunnel Ridge Reserves and Resources

Approximately 75.0 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to our subsidiary, Tunnel Ridge.

Mountain View Reserves and Resources

Approximately 13.1 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to our subsidiary, Mettiki (WV).

Penn Ridge Resources

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

For additional information, please see "Item 1A. Risk Factors".

Oil & Gas Minerals Interest - Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months while demand for natural gas increases during the winter and summer months and decreases during the spring and fall months. Certain buyers of natural gas use natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit drilling and producing activities and other oil & gas operations in a portion of our leasing areas. These seasonal anomalies can pose challenges for the Operators in meeting well-drilling objectives and can increase competition for equipment, supplies, and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

Other Operations

Matrix Group

Matrix Group provides a variety of technology products and services for our mining operations and certain industrial and mining technology products and services to third parties around the world. Matrix Group's products and services include data network, communication and tracking systems, mining proximity detection systems, industrial collision avoidance systems, and data and analytics software. In addition, Matrix Design has entered into an agreement with Infinitum to jointly develop and distribute high-efficiency motors and advanced motor controllers designed specifically for the mining industry. Under the agreement, Matrix Design will integrate Infinitum's motor technology into mining equipment of our operating subsidiaries to provide performance validation in production environments for jointly developed products and to improve our operational efficiency. Matrix Design will also work with Infinitum to market the jointly developed technology products to third parties worldwide. We acquired Matrix Design in September 2006.  Over the past 15 years, Matrix Group has become a leader in collision avoidance and proximity detection technologies, providing safety and productivity solutions for mining companies worldwide, while extending its reach into other industrial applications.

Growth Investments and Opportunities

Our subsidiary, AROP II, LLC, and its subsidiary, AROP II Investments, LLC, makes strategic investments in attractive opportunities that support the advancement of energy and related infrastructure. We intend to pursue opportunities that leverage our core competencies and relationships with electric utilities, industrial customers, and federal and state governments. Our strategy is to continue to identify and make strategic investments in the advancement of energy and related infrastructure opportunities that may create new platforms for future lines of business with long-term growth and cash flow generation. As of December 31, 2023, we have made investments of $25 million in Ascend, $20 million in Francis, $66.6 million in Infinitum and $6.6 million (of a $25 million commitment) in NGP ET IV. In 2023, revenues from these investments were immaterial.

Ascend is a U.S.-based manufacturer and recycler of sustainable, closed-loop engineered battery materials for electric vehicles. Ascend is currently constructing North America's first commercial-scale manufacturing facility located near Hopkinsville, Kentucky, that when complete, will produce enough cathode materials for 750,000 electric vehicles per year.

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

NGP ET IV focuses on investments that are part of the global transition toward a lower carbon economy by partnering with top-tier management teams and investing growth equity in companies that drive or enable the growth of renewable energy, the electrification of our economy, or the efficient use of energy.

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

We are committed to conducting mining operations in compliance with applicable federal, state, and local laws and regulations. However, because of the extensive and detailed nature of these regulatory requirements, particularly the regulatory system of MSHA where citations can be issued without regard to fault and many of the standards include subjective elements, it is not reasonable to expect any coal mining company to be free of citations. When we receive a citation, we attempt to promptly remediate any identified condition. While we have not quantified all of the costs of compliance with applicable federal and state laws and associated regulations, those costs have been and are expected to continue to be significant. Compliance with these laws and regulations has substantially increased the cost of coal mining for domestic coal producers.

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

We are required to post bonds to secure performance under our permits. Under some circumstances, substantial fines, and penalties, including revocation of mining permits, may be imposed under the laws and regulations described above.  Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws and regulations. Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations that have outstanding environmental violations. Although like other coal companies, we have been cited for violations in the ordinary course of our business, we have never had a permit suspended or revoked because of any violation, and the penalties assessed for these violations have not been material.

Mine Health and Safety Laws

The operation of our mines is subject to FMSHA, and regulations adopted pursuant thereto. FMSHA imposes extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters. MSHA monitors and rigorously enforces compliance with these federal laws and regulations. In addition, most of the states where we operate have state programs for mine safety and health regulation and enforcement. Federal and state safety and health regulations affecting the coal mining industry are perhaps the most comprehensive and rigorous system in the United States for the protection of employee safety and have a significant effect on our operating costs. Although many of the requirements primarily impact underground mining, our competitors in all of the areas in which we operate are subject to the same laws and regulations.

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

The MINER Act significantly amended the FMSHA, imposing more extensive and stringent compliance standards, increasing criminal penalties, and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, MSHA has issued new or more stringent rules and policies on a variety of topics, including:

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

MSHA has finalized a number of rules related to controlling exposure to coal mine dust, which has resulted in progressively stricter exposure limits imposed by MHSA regulations. These requirements impose a number of dust monitoring obligation and mine ventilation requirements on our operations. Compliance with these rules can result in increased costs on our operations, including, but not limited to, the purchasing of new equipment and the hiring of additional personnel to assist with monitoring, reporting, and recordkeeping obligations. MSHA previously published a request for information regarding engineering controls and best practices to lower miners' exposure to respirable coal mine dust; however, to date no further action has been taken and we cannot predict what actions, if any, MSHA may take in response to this information request.

MSHA has also published, and may continue to publish, various proposed rules or requests for information, which may result in additional rulemaking. For example:

●	In June 2016, MSHA published a request for information on Exposure of Underground Miners to Diesel Exhaust. Following a comment period that closed in November 2016 for this matter, MSHA received requests for MSHA and the National Institute for Occupational Safety and Health to hold a Diesel Exhaust Partnership to address the issues covered by MSHA's 2016 request for information. The comment period for the request for information for the Diesel Exhaust Partnership closed in September 2020 and it is uncertain whether this will result in additional rulemaking.
●	In July of 2023, MSHA published a proposed rule on respirable crystalline silica, most commonly found in the mining environment through quartz. The proposed rule would amend the existing MSHA standards to lower the permissible exposure limit of respirable crystalline silica, as well as set forth new or revised standards for exposure sampling, corrective actions, medical surveillance for metal and non-metal miners, and respiratory protection requirements. The comment period on the proposed rule ended in August of 2023 and the final rule is expected in April 2024.
●	In November 2020, MSHA published a proposed rule to revise Testing, Evaluation, and Approval of Electric Motor-Driven Mine Equipment and Accessories within underground mining environments. The comment period for the proposed rule closed in December 2020 and the final rule is expected in August 2024.
●	In September 2021, MSHA published a proposed rule requiring that mine operators employing six or more miners develop and implement a written safety program for mobile and powered haulage equipment at surface mines and surface areas of underground mines (Safety Program for Surface Mobile Equipment). The comment period for the proposed rule closed in November 2021. However, MSHA reopened the rulemaking record for additional public comments. A virtual hearing was held in January 2022 and the comment period closed in February 2022. The final rule was released in December 2023, with an effective date of January 19, 2024. All mines subject to the rule are required to develop, implement, and periodically update a written safety program for surface mobile equipment (excluding belt conveyors) at surface mines and surface areas of underground mines. Compliance with the rule must be achieved by July 17, 2024.

It is uncertain whether any of the above or other various proposed rules or requests for information would have material impacts on our operations or our costs of operation.

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

Black Lung Benefits Act

The BLBA requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease, to some survivors of a miner who dies from this disease, and to a trust fund for the payment of benefits and medical expenses under circumstances including where no responsible coal mine operator has been identified for claims. In addition, the BLBA provides that some claims for which coal operators not affiliated with us had previously been responsible are or will become obligations of the government trust funded by the excise tax referenced in this paragraph. The Federal government established such a trust fund and as of January 1, 2022, the trust fund was funded by an excise tax on industry-wide production of up to $0.50 per ton for underground-mined coal and up to $0.25 per ton for surface-mined coal, but not to exceed 2% of the applicable gross sales price. The Inflation Reduction Act of 2022 raised the excise tax, effective October 1, 2022, up to $1.10 per ton of coal from underground mines and up to $0.55 per ton of coal from surface mines, neither amount to exceed 4.4% of the gross sales price. The coal we sell into international markets is generally not subject to the excise tax referenced in this paragraph. The Company recognized expenses related to the BLBA excise tax of $30.5 million for the year ended December 31, 2023.

Workers' Compensation and Black Lung

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers' compensation laws also provide for the potential compensation of survivors of workers who suffer employment-related deaths. We generally self-insure this potential expense using our actuary estimates of the cost of present and future claims.  In addition, coal mining companies are subject to federal legislation and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung. We also provide for these claims through self-insurance programs. The DOL's OWCP is responsible for authorizing coal mine operators to self-insure for federal black lung and for setting applicable security amounts. In January 2023, the OWCP issued a Notice of Proposed Rulemaking to update its regulations authorizing coal producers to self-insure and for determining appropriate security amounts, and announced that it plans to solicit public comments for that proposal. A change in requirements for security posted to self-insure black lung liabilities could result in the Company being required to post additional security for its obligations. Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis benefits obligation. Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents, and discount rates. For more information concerning our requirement to maintain bonds to secure our workers' compensation obligations, see the discussion of surety bonds below under "—Bonding Requirements."

The Patient Protection and Affordable Care Act, enacted in 2010, includes significant changes to the federal black lung program retroactive to 2005, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes have caused a significant increase in our costs expended in association with the federal black lung program. We may also be liable under various state statutes with respect to black lung claims.

Surface Mining Control and Reclamation Act

The SMCRA and similar state statutes establish operational, reclamation, and closure standards for all aspects of surface mining as well as many aspects of deep mining. Although we have minimal surface mining activity and no mountaintop removal mining activity, SMCRA nevertheless requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of our mining activities.

SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. SMCRA requires us to restore the surface to approximate the original contours as contemporaneously as practicable with the completion of surface mining operations. Federal law and some states impose on mine operators the responsibility for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations. We believe we are in compliance in all material respects with applicable regulations relating to reclamation. We have accrued $150.4 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Please read "Item 8. Financial Statements and Supplementary Data—Note 18 – Asset Retirement Obligations."

In addition, the Abandoned Mine Lands Program, which is part of SMCRA and relates to industry-wide operations, imposes a reclamation fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The fee expired on September 30, 2021, and was reauthorized through September 30, 2034, under the Infrastructure Investment and Jobs Act which was signed on November 15, 2021. The fee, as reauthorized, for surface-mined and underground-mined coal is $0.224 per ton and $0.096 per ton, respectively, through September 30, 2034. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation or orphaned mine sites and acid mine drainage control on a statewide basis.

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

Air Emissions

The CAA and similar state and local laws and regulations regulate emissions into the air and affect coal mining, as well as oil & gas, operations. The CAA imposes permitting requirements and, in some cases, requirements to install certain emissions control equipment, achieve certain emissions standards, or implement certain work practices on sources that emit various air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other coal-burning facilities. There has been a series of federal rulemakings focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and any additional measures required under applicable federal and state laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of SIPs, could make fossil fuels a less attractive fuel alternative in the planning and building of power plants in the future. A significant reduction in fossil fuels' share of power generating capacity could have a material adverse effect on our business, financial condition, and results of operations.

In addition to the GHG issues discussed below, the air emissions programs that may affect our operations or the operations of those on the properties in which we hold mineral interests, directly or indirectly, include but are not limited to the following:

●	The EPA's Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility's sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA's Acid Rain Program by switching to lower-sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or "scrubbers," or by reducing electricity-generating levels. In 2023, we sold 80.9% of our total tons to electric utilities in the United States, substantially all of which was sold to utility plants with installed pollution control devices. These requirements would not be supplanted by a replacement rule for the CAIR, discussed below.

●	The CAIR called for power plants in 28 states and Washington, D.C. to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system in effect for acid rain. In June 2011, the EPA finalized the CSAPR, a replacement rule for CAIR, which would have required twenty-eight states in the Midwest and eastern seaboard to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. CSAPR has become increasingly irrelevant with continuing coal plant retirements making the nitrogen oxide ozone budget less stringent and lowering emission allowance prices to levels closer to average operating cost for many of our customers. The full impacts of CSAPR are presently unknown due to the implementation of MATS, discussed below, and the impact of the continuing coal plant retirements.

●	In May 2020, EPA issued a final rule that reversed the Agency’s prior determination from 2000 to 2016 that it was "appropriate and necessary" to regulate hazardous air pollutants from coal-fueled EGUs under the MATS rule, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. However, in February 2023, EPA published a final revocation of the May 2020 finding. Then, in April 2023, the EPA issued a proposed rule to amend the MATS rule, to reflect developments in control technologies and plant performance. Although the impacts of the potential final rule are unknown, the MATS rule has forced electric power generators to make capital investments to retrofit power plants and could lead to additional premature retirements of older coal-fired generating units and many electric power generators have already announced retirements due to the uncertainty surrounding the MATS rule. The announced and possible additional retirements are likely to reduce the demand for coal. Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal. We continue to evaluate the possible scenarios associated with CSAPR updates and MATS and the effects they may have on our business and our results of operations, financial condition, or cash flows.

●	The CAA requires the EPA to periodically reevaluate the available health effects information to determine whether the NAAQS should be revised. Pursuant to this process, the EPA has adopted more stringent NAAQS for fine PM, ozone, nitrogen oxide, and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards and other states will be required to develop new SIPs for areas that were previously in "attainment" but do not attain the new standards. In addition, under the revised ozone NAAQS, significant additional emissions control expenditures may be required at coal-fired power plants. In March 2019, the EPA published a final rule that retained the current primary NAAQS for sulfur oxide. In December 2020, EPA published a final rule to retain the current NAAQS for both PM and ozone; however, various entities filed litigation against one or both of these rulemakings, and the Biden Administration announced that it would reconsider and potentially revise the NAAQS. With respect to ozone, a draft assessment released in April 2022 indicated a preliminary conclusion that the December 2020 decision would stand. However, on August 21, 2023, the EPA announced a new review of the ozone NAAQS to reflect updated ozone science in combination with the reconsideration of the December 2020 decision. The Agency is expected to release its Integrated Review Plan in the fall of 2024. New standards may impose additional emissions control requirements on new and expanded coal-fired power plants and industrial boilers. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and our customers could be affected when the new standards are implemented by the applicable states, and developments could indirectly reduce the demand for coal. Separately, the implementation of new standards by states has the potential to delay or otherwise impact oil & gas production activities, which could reduce the profitability of our mineral interests.

●	The EPA's regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas, and international parks. Under the program, states are required to develop SIPs to improve visibility. Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants. In prior cases, the EPA has decided to negate the SIPs and impose stringent requirements through FIPs. The regional haze program, including particularly the EPA's FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations. In September 2018, the EPA issued a memorandum that detailed plans to assist states as they develop their SIPs, which was followed by a supplemental memorandum in July 2021 for SIPs for the second implementation period.

●	The EPA's NSR program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment. The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have been settled, but others remain pending. In October 2020, the EPA finalized a rule to clarify the process for evaluating whether the NSR permitting program would apply to a proposed modification of a source of air emissions. The EPA has announced that it will review the NSR program. Depending on the ultimate resolution of the EPA's litigation and review, demand for coal could be affected.

●	The EPA's NSPS under the CAA require the reduction of certain pollutants and methane emissions from certain stimulated oil & gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as "green completions." These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and pneumatic controllers and storage vessels. Although the Trump Administration revised prior regulations in September 2020 to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations, the U.S. Congress passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. In December 2023, EPA issued its final methane rules, known as OOOOb and OOOOc, that establish new source and first-time existing source standards of performance for GHG and VOC emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. The final rules include nationwide emissions guidelines for states to limit methane emissions from existing crude oil and natural gas facilities and states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The rules also revise requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys and establishes a "super-emitter" response program to timely mitigate emissions events. It is likely that the final rule and its requirements will be subject to legal challenges. Moreover, compliance with the new rules may effect the amount oil & gas companies owe under the Inflation Reduction Act, which amended the CAA to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The methane emissions fee applies to excess methane emissions from certain facilities and starts at $900 per metric ton of leaked methane in 2024 and increases to $1,200 in 2025 and $1,500 in 2025 and thereafter. Compliance with the EPA’s new final rules would exempt an otherwise covered facility from the requirement to pay the methane fee. Oil & gas production on the properties in which we hold mineral interests could be adversely affected to the extent the rules and any of their requirements impose increased operating costs on the oil & gas industry.

GHG Emissions

Combustion of fossil fuels, such as the coal we produce and the oil & gas produced from our mineral interests, results in the emission of GHGs, such as carbon dioxide and methane. Combustion of fuel for mining equipment used in coal production also emits GHGs. Future regulation of GHG emissions in the United States could occur pursuant to future United States treaty commitments, new or existing domestic legislation, or regulation by the EPA. Although no comprehensive climate change regulation has been adopted at the federal level in the United States, President Biden has made it clear that climate change will be a focus of his administration. For example, in January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil-fuel industry, a doubling of electricity generated by offshore wind by 2030, and increased emphasis on climate-related risks across governmental agencies and economic sectors. Internationally, the Paris Agreement requires member states to submit non-binding, individually determined emissions reduction targets. These commitments could further reduce demand and prices for fossil fuels. President Biden recommitted the United States to the Paris Agreement in February 2021 and, in April 2021, announced a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy wide net GHG emissions by 2030. The international community gathered again at the COP26 during which multiple announcements were made, including a call for parties to eliminate fossil fuel subsidies, among other measures. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. Also at COP26, more than forty countries pledged to phase out coal, although the United States did not sign the pledge. In December 2023, the United Arab Emirates hosted the COP28 where parties signed onto an agreement to transition "away from fossil fuels in energy systems in a just, orderly and equitable manner" and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The full impact of these actions remains unclear at this time. Moreover, many states, regions, and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities. Others have announced their intent to increase the use of renewable energy sources, displacing coal, and other fossil fuels. Depending on the particular regulatory program that may be enacted, at either the federal or state level, the demand for coal and oil & gas could be negatively impacted, which would have an adverse effect on our operations.

The EPA has begun to regulate GHG emissions from stationary sources, such as coal-fueled power plants, under existing federal CAA. In August 2015, the EPA issued its final CPP Rule, which established carbon pollution standards for power plants. The CPP was subsequently challenged by multiple states and industry participants in the Court of Appeals for the D.C. Circuit and, in February 2016, the implementation of the CPP was stayed by the U.S. Supreme Court. Then, in September 2019, the EPA repealed the CPP and finalized the ACE rule. The ACE rule specified that heat rate improvement measures qualified as the BSER for existing coal-fired power plants, clarified the roles of the EPA and the states in the implementation of the ACE, and revised the NSR permitting program to provide EGUs the opportunity to make efficiency improvements without triggering NSR permit requirements. In January 2021, however, the D.C. Circuit vacated the ACE rule concluding that the EPA's "repeal of the CPP rested critically on a mistaken reading of the CAA." Although the D.C. Circuit ultimately agreed to stay its mandate, such that the CPP remained repealed, in June 2022, the U.S. Supreme Court in West Virginia v. EPA reversed and remanded the D.C. Circuit's decision and found that the EPA had acted outside the bounds of the agency’s authority in the promulgation of the CPP. Notwithstanding the litigation, the

CPP and the ACE led to premature retirements and could lead to additional premature retirements of coal-fired generating units and reduce the demand for coal. Congress has not yet adopted legislation to restrict carbon dioxide emissions from existing power plants and has not otherwise expanded the legal authority of the EPA following West Virginia v. EPA, but we cannot predict whether such legislation will be passed in the future or what the potential impacts of such legislation would be.

Several rulemakings have been issued under the NSPS that constrain the GHG emissions of fossil-fuel-fired power plants. In October 2015, EPA published its final rule on performance standards for GHG emissions from new, modified, and reconstructed EGUs, which required use of efficient supercritical pulverized coal boilers that use partial post-combustion carbon capture and storage technology and imposed a new emission standard. The October 2015 rule was challenged by several states, industry participants and other parties in the D.C. Circuit and, in April 2017, the Court granted EPA’s motion to hold the litigation in abeyance while EPA reviewed the rule. Then, in December 2018, the EPA issued a proposed rule to replace the October 2015 rule, including revising the BSER for newly constructed coal-fired EGUs. Although the EPA has not taken further action on the December 2018 proposed rule, in May 2023, the EPA published a proposed NSPS rule for GHG emissions from new, modified, and reconstructed fossil fuel-fired EGUs and emissions guidelines for existing fossil fuel-fired EGUs. The final rule is expected in 2024.

There are further uncertainties surrounding the potential impacts and costs associated with the reduction of GHG emissions, such as: protests and challenges to the permitting of new fossil-fuel infrastructure by environmental organizations and state regulators; state tort liability; and state adoption of "renewable energy standards" or "renewable portfolio standards," which encourage or require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. For example, several states have announced their intent to have renewable energy comprise 100% of their electric generation portfolio and, in December 2021, President Biden issued an executive order setting a goal for a carbon pollution-free electricity sector across the country by 2035. To the extent these requirements or similar requirements that may be enacted or adopted in the future affect our current and prospective customers or those of our mineral interest producers, they may reduce the demand for our coal and the oil & gas produced from the properties in which we hold mineral interests. For more information, see our risk factor titled "We, our customers, or the operators of our oil & gas mineral interests could be subject to litigation related to climate change."

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the NEPA. These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects. In April 2022, the CEQ issued a final rule, considered "Phase I" of the Biden Administration’s two-phased approach to modifying the NEPA, revoking some of the modifications made to the NEPA regulations under the previous administration and reincorporating the consideration of direct, indirect, and cumulative effects of major federal actions, including GHG emissions. In July 2023, the CEQ announced a "Phase 2" Notice of Proposed Rulemaking, the "Bipartisan Permitting Reform Implementation Rule," which revises the implementing regulations of the procedural provisions of NEPA and implements the amendments to NEPA included in the June 3, 2023, Fiscal Responsibility Act of 2023. The public comment period for the proposed rule closed in September 2023, and the final rule is expected in the second quarter of 2024. And, in January 2023, the CEQ released guidance, effective upon publication, to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under NEPA.

Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities. For example, the RGGI calls for the implementation of a cap-and-trade program aimed at reducing carbon dioxide emissions from power plants in participating states. The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program. Similar to RGGI, five western states launched the Western Regional Climate Initiative, although only California, Washington and certain Canadian provinces are currently active participants. We cannot predict what other regional greenhouse gas reduction initiatives may arise in the future.

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

Water Discharge

The CWA and similar state and local laws and regulations regulate discharges into certain waters, primarily through permitting. Section 404 of the CWA imposes permitting and mitigation requirements associated with the dredging and filling of certain wetlands and streams. The CWA and equivalent state legislation, where such equivalent state legislation exists, affect coal mining operations that impact such wetlands and streams. Although permitting requirements have been tightened in recent years, we believe we have obtained all necessary permits required under CWA Section 404 as it has traditionally been interpreted by the responsible agencies. However, mitigation requirements under existing and possible future "fill" permits may vary considerably. For that reason, the setting of post-mine asset retirement obligation accruals for such mitigation projects is difficult to ascertain with certainty and may increase in the future.  For more information about asset retirement obligations, please read "Item 8. Financial Statements and Supplementary Data—Note 18 - Asset Retirement Obligations." Although more stringent permitting requirements may be imposed in the future, we are not able to accurately predict the impact, if any, of such permitting requirements.

For us or the operators of the properties in which we hold oil & gas mineral interests to conduct certain activities, an operator may need to obtain a permit for the discharge of fill material from the Corps of Engineers and/or a discharge permit from the state regulatory authority under the state counterpart to the CWA. Our coal mining operations typically require Section 404 permits to authorize activities such as the creation of slurry ponds and stream impoundments. The CWA authorizes the EPA to review Section 404 permits issued by the Corps of Engineers, and in 2009, the EPA began reviewing Section 404 permits issued by the Corps of Engineers for coal mining in Appalachia.  Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

The EPA also has statutory "veto" power over a Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an "unacceptable adverse effect." This authority has been upheld by the D.C. Circuit. Any future use of the EPA's Section 404 "veto" power could create uncertainty with regard to our continued use of current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal revenues. In addition, the EPA initiated a preemptive veto prior to the filing of any actual permit application for a copper and gold mine based on a fictitious mine scenario. The implications of this decision could allow the EPA to bypass the state permitting process and engage in watershed and land use planning.

States also have the ability to review the Corps of Engineers’ Section 404 permitting process, pursuant to CWA Section 401, which is also subject to ongoing litigation. In October 2021, the Northern District of California federal court vacated a 2020 rule revising the Section 401 certification process. The Supreme Court stayed this vacatur and, in September 2023, the EPA finalized its Clean Water Act Section 401 Water Quality Certification Improvement Rule, effective on November 27, 2023. While the full extent and impact of these actions is unclear at this time, any disruption in the ability to obtain required permits may result in increased costs and project delays.

TMDL regulations under the CWA establish a process to calculate the maximum amount of a pollutant that an impaired waterbody can receive and still meet state water quality standards, and to allocate pollutant loads among the point and non-point pollutant sources discharging into that water body. Likewise, when water quality in a receiving stream is better than required, states are required to conduct an antidegradation review before approving discharge permits. The adoption of new TMDL-related allocations or any changes to antidegradation policies for streams near our coal mines could require more costly water treatment and could adversely affect our coal production.

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. Rulemakings to establish the extent of such jurisdiction were finalized in 2015 and 2020, respectively, and both rulemakings have been subject to substantial litigation. Although the EPA and Corps of Engineers did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico vacated the 2020 rule in decisions announced during the third quarter of 2021. In January 2023, the EPA and Corps of Engineers published a final revised definition of WOTUS founded upon a pre-2015 definition, including updates to incorporate existing Supreme Court decisions. However, continued uncertainty remains as to the government's jurisdictional reach as the rule is likely to be subject to legal challenge. Judicial developments further add to this uncertainty. In October 2022, the Supreme Court heard oral arguments in Sackett v. EPA regarding the scope and authority of the CWA and the definition of WOTUS and in May 2023, issued a ruling invalidating certain parts of the January 2023 rule, and further limiting the federal government’s jurisdiction over wetlands and tributaries. A revised WOTUS rule was issued in September 2023. Due to the injunction in certain states, however, the implementation of the September 2023 rule currently varies by state.

Hazardous Substances and Wastes

The CERCLA, otherwise known as the "Superfund" law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for the release of hazardous substances may be subject to joint and several liability under CERCLA for the costs of cleaning up releases of hazardous substances and natural resource damages. Some products used in coal mining operations generate waste containing hazardous substances. We are currently unaware of any material liability associated with the release or disposal of hazardous substances from our past or present mine sites.

The RCRA and analogous state laws impose requirements for the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. Similarly, most wastes associated with the exploration, development, and production of oil & gas are exempt from regulation as hazardous wastes under RCRA, though these wastes typically constitute "solid wastes" that are subject to less stringent non-hazardous waste requirements. However, it is possible that RCRA could be amended or the EPA or state environmental agencies could adopt policies to require such wastes to become subject to more stringent storage, handling, treatment, or disposal requirements, which could impose significant additional costs on the operators of the properties in which we own oil & gas mineral interests. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. While these laws impose ongoing compliance obligations, such costs are not believed to have a material impact on our operations.

RCRA impacts the coal industry in particular because it regulates the disposal of certain CCB. On April 17, 2015, the EPA finalized regulations under RCRA for the disposal of CCB. Under the finalized regulations, CCB is regulated as "non-hazardous" waste and avoids the stricter, more costly, regulations under RCRA's "hazardous" waste rules. While the classification of CCB as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal. The CCB rule was subject to legal challenge and ultimately remanded to the EPA. On August 28, 2020, the EPA published a final revised rule mandating the closure of unlined impoundments, with deadlines to initiate closure between 2021 and 2028, depending on site-specific circumstances. Certain provisions of the revised CCB rule were vacated by the D.C. Circuit in 2018. The EPA proposed a coal ash rule in May 2023 and the final rule is expected in April 2024. Meanwhile, on January 25, 2022, the EPA published determinations for 9 of 57 CCB facilities that sought approval to continue disposal of CCB and non-CCB waste streams until 2023, as opposed to the initial 2021 deadline for unlined impoundments prescribed by the current rule. While the EPA issued one conditional approval, the EPA required the remaining facilities to cease receipt of waste within 135 days of completion of public comment, or around July 2022. And, in January 2023, the EPA issued six proposed determinations to deny facilities' requests to continue disposal into unlined surface impoundments. The current determinations, future determinations of the same nature, or similar actions in expected future rulemakings could lead to accelerated, abrupt, or unplanned suspension of coal-fired boilers. The combined effect of the CCB rules and the ELG regulations (discussed below) has compelled power generating companies to close existing ash ponds and may force the closure of certain existing coal burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.

On November 3, 2015, the EPA published the final rule ELG, revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technological improvements in the steam electric power industry over the last three decades. The combined effect of the CCB and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal-burning power plants that cannot comply with the new standards. In November 2019, the EPA proposed revisions to the 2015 ELG rule and announced proposed changes to regulations for the disposal of coal ash in order to reduce compliance costs. In October 2020, EPA published a final rule. In August 2021, EPA initiated supplemental rulemaking indicating that it intended to strengthen certain discharge limits. In March 2023, the EPA proposed a rule to establish more stringent ELG regulations and the final rule is expected in April 2024. It is unclear what impact these regulations will have on the market for our products.

Endangered Species Act

The federal ESA and counterpart state legislation protect species threatened with possible extinction. The USFWS works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from potential impacts from mining-related and oil & gas exploration and production activities. In October 2021, the Biden Administration proposed the rollback of new rules promulgated under the Trump Administration and published an advanced notice of proposed rulemaking to codify a general prohibition on incidental take while establishing a process to regulate or permit exceptions to such a prohibition. In February 2023, the USFWS published a proposed rule that revised the requirements for an incidental take permit application. A final rule is scheduled for release in the first quarter of 2024. Additionally, in June 2022, the USFWS and the National Marine Fisheries Service published a final rule rescinding the 2020 regulatory definition of "habitat." If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered or to redesignate a species from threatened to endangered, we or the operators of the properties in which we hold oil & gas mineral interests could be subject to additional regulatory and permitting requirements, which in turn could increase operating costs or adversely affect our revenues.

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

Human Capital

To conduct our operations, as of December 31, 2023, we employed 3,595 full-time employees, including 3,038 employees involved in active coal mining operations, 408 employees in other operations, and 193 corporate employees. In 2023 we reviewed the work duties of our employees and reclassified 68 of our technical services employees from corporate employees to employees involved in other operations. Our workforce is entirely union-free. Our typical employee has approximately six years of experience with the Partnership and more than 40% of all employees remain employed for more than five years.

To attract and retain the most qualified personnel across all functions of our business we offer competitive compensation packages. In making decisions regarding employee compensation, we review current compensation levels for each position within other companies in the coal industry and other peers and use our discretion to determine an appropriate total compensation package, which generally includes some combination of base salary, incentive compensation, health and welfare benefits and participation in our profit sharing and savings plan.  Depending on the position and employer, incentive compensation bonuses can be based on production and safety goals at a specific coal operation or broader performance goals across the Partnership, among other factors. We intend for each employee's total compensation to be competitive in the marketplace.

Workplace safety is fundamental to our culture. By providing a work environment that rewards safety and encourages employee participation in the safety process, we have a demonstrated history as a leader in safety performance in the coal mining industry. We are focused on improving employee safety through regular training and continuous monitoring of our progress through various industry-standard metrics. In addition, we collected approximately 13,800 respirable dust samples from the mining environment where our miners regularly work and travel. The average concentration of those samples was 56% below the regulatory standard. We are also regularly inspected by MSHA. For more information about citations or orders for violations of standards under the FMSHA, as amended by the MINER Act, please see our Exhibit 95.1 to this Annual Report on Form 10-K.

We are focused on the health of our employees. In addition to providing medical, dental, and vision benefits for our employees, we also provide on-site medical clinics to provide medical services to our employees and their families. Furthermore, at each of our coal operations and corporate offices, we provide a human resource representative to assist employees with various human resource matters. The Partnership also administers our medical plan, which allows us to control costs and work directly on behalf of our employees with healthcare providers.  To date, we have been able to continue providing health and welfare benefits with no out-of-pocket premiums for our employees and 100% coverage with direct contract providers.

ITEM 1A.RISK FACTORS

Summary Risk Factors

Our business is subject to a number of risks, including risks that could prevent us from achieving our business objectives or could adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include but are not limited to risks related to:

Risks Inherent in an Investment in Us

●	Cash distributions are not guaranteed
●	Ownership of limited partner interests could be diluted
●	Sales of our common units could cause decline in the market price of our common units
●	Increase in interest rates could cause decline in the market price of our common units
●	The credit risk of our general partner could adversely impact us
●	Our unitholders do not elect the general partner
●	The control of our general partner may be transferred to a third party
●	Unitholders may be required to sell their units to our general partner
●	Cost reimbursements due to our general partner could be substantial
●	Your liability as a limited partner may not be limited under certain circumstances
●	Our general partner's fiduciary duties are limited
●	Our general partner has discretion in determining the level of cash reserves
●	Our general partner has potential conflicts of interest
●	Some executive officers and directors face potential conflicts of interest
●	ESG scores could adversely impact our securities

Risks Related to Our Business

●	Declining global economic conditions could adversely impact us
●	Material adverse effects on our financial condition as a result of future pandemic outbreaks could adversely impact us
●	Financing may not be available to us on favorable terms or at all
●	Our indebtedness could adversely impact us
●	We depend upon the leadership of key personnel
●	Legal proceedings could adversely impact us
●	Our customers may not honor their contracts or may not enter into new contracts for our products
●	Some of our contracts may be renegotiated or terminated
●	We depend upon a few customers for significant portions of our revenues
●	The credit risk of our customers could adversely impact us
●	Cyber or terrorist attacks could adversely impact us
●	Establishment of labor unions at our operations could adversely affect our profitability

Risks Related to Our Industries

●	Changes in coal prices and/or oil & gas prices could impact our results of operations
●	Competition within the coal industry could adversely affect our ability to sell coal
●	Changes in taxes or tariffs and trade measures could adversely impact us
●	Global geopolitical tensions which have caused, and may cause in the future, significant market disputes that may lead to increased volatility in the price of commodities
●	Changes in consumption patterns by utilities could affect our ability to sell coal and/or impact the price of our natural gas
●	Tort claims based on climate change
●	Litigation resulting from disputes with customers could result in costs and liabilities
●	Unanticipated mine operating conditions could affect our profitability
●	Inability to obtain and renew permits necessary for operations could limit our ability to continue or expand our operations
●	Fluctuations in transportation costs and availability could reduce demand for our products
●	Unexpected increases in raw material costs could impact the profitability of our operations

●	The ability to recruit, hire and retain skilled labor could impact the profitability of our operations
●	Disruptions in supply chains could impact the profitability of our operations
●	Inflationary pressures could impact the profitability of our operations
●	Unavailability of economic coal mineral reserves and resources could limit our ability to continue or expand our operations
●	Estimates of our coal mineral reserves and resources could be inaccurate and could result in decreased profitability
●	Coal mining in certain areas could be difficult and involve regulatory constraints which could impact our operations
●	Extensive environmental laws and regulations could reduce demand for coal as a fuel source
●	Legislative and regulatory compliance is costly
●	Legislative and regulatory compliance could impact our business
●	Legislative and regulatory initiatives relating to hydraulic fracturing could impact our mineral interests
●	Legislative and regulatory initiatives relating to seismic activity could impact our business
●	Legislative and regulatory initiatives relating to climate change could impact demand for our products
●	Mine facilities may be located in a leased portion of the surface properties which introduces a risk of disruption to our operations
●	Inability to acquire or failure to maintain surety bonds could limit our ability to continue or expand our operations
●	Dependency on unaffiliated operators to explore and drill on our oil & gas properties limits our ability to control the timing and quantity of production
●	Delays in royalty payments and optional royalty payments could impact our business
●	Suspension of the right to receive royalty payments could impact our business
●	Estimates of our oil & gas reserves could be inaccurate and could result in decreased profitability
●	Uncertainties involved in drilling for and producing oil & gas could impact our business
●	Availability of transportation and facilities for the products could impact our business
●	Lack of hedging arrangements exposes us to the impact of commodity prices
●	Expansions and acquisitions have inherent risks that could adversely impact us
●	Integration of expansions or acquisitions has inherent risks that could adversely impact us
●	Inability to obtain commercial insurance at acceptable rates could have a negative impact on our business

Tax Risks to Our Common Unitholders

●	Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the IRS treating us as a corporation or legislative, judicial, or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the Partnership.
●	Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder's share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take.
●	Tax gain or loss on the disposition of our units could be more than expected and create tax liabilities for our unitholders
●	Limitation on unitholders' ability to deduct interest expense incurred by us could create tax liabilities for our unitholders
●	Tax Exempt entities and non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences for them
●	IRS challenging our allocation of depreciation and amortization deductions could cause adverse tax consequences
●	IRS challenging methods of prorating items of income, gain, loss, and deduction could cause adverse tax consequences
●	Unitholders with units subject to securities loans could face adverse tax consequences
●	Certain U.S. federal income tax deductions currently available with respect to coal mining and production may be eliminated as a result of future legislation
●	Unitholders could be subject to state and local taxes and income tax return filing due to their status as a unitholder

Risks Inherent in an Investment in Us

Cash distributions to unitholders are not guaranteed.

The payment and amount of any future distribution will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to financing, covenants associated with our debt obligations, and other factors that our Board of Directors may deem relevant, and there can be no assurance that we will pay a distribution in the future. The amount of cash we can distribute to holders of our common units or other partnership securities each quarter principally depends on the amount of cash we generate from our operations, which fluctuates from quarter to quarter.  In addition, the actual amount of cash available for distribution may depend on other factors, including capital allocation decisions, financing availability, restrictions in debt agreements, and the amount of cash reserves, if any, established by the general partner, in its discretion, for the proper conduct of our business.

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

Public statements with respect to ESG matters, such as emission reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential "greenwashing," i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, emission reduction claims, approaches to accounting for GHG emissions reductions, or other ESG-related goals, or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate further ESG-related focus and scrutiny.

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

We face various risks related to pandemics and similar outbreaks, which have had and may in the future have material adverse effects on our business, financial position, results of operations, and/or cash flows.

Pandemics, outbreaks or other public health events that are outside of our control could significantly disrupt our operations and adversely affect our financial condition. The global or national outbreak of an illness or other communicable disease, or  any other public health crisis, such as COVID-19, may cause disruptions to our business and operations, which may include (i)  shortages of employees, (ii) unavailability of contractors or subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) restrictions recommended or imposed by government and health authorities, including quarantines,  to address an outbreak and (v) restrictions that we and our contractors, subcontractors and our customers impose, including  facility shutdowns, to ensure the safety of employees.

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

We had long-term indebtedness of $347.6 million as of December 31, 2023. Our leverage may:

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

Various limitations in our debt agreements may reduce our ability to incur additional indebtedness, engage in some transactions, and capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions. Please see "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-Term Debt" for further discussion.

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

In 2023, we sold approximately 93.4% of our coal sales tonnage under contracts having a term greater than one year, which we refer to as long-term sales contracts. These contracts have historically provided a relatively secure market for the production committed under the terms of the contracts. From time to time industry conditions could make it more difficult for us to enter into long-term sales contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

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

In 2023, we derived more than 10% of our total revenues from each of American Electric Power and Tennessee Valley Authority. If we were to lose this or any of our significant customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or change the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure, and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our business partners, analyze mine and mining information, and estimate quantities of reserves and resources, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, could be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, misdirected wire transfers, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions, and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations, cash flows and reputation. Further, as cyber incidents continue to evolve, we could be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

Our results of operations are primarily dependent upon the prices of oil & gas and coal, as well as our ability to improve productivity and control costs. The prices for oil & gas and coal depend upon factors beyond our control, including:

●	overall domestic and global economic conditions;
●	the supply of and demand for domestic and foreign coal;
●	the supply of and demand for oil & gas;
●	weather conditions and patterns that affect demand for coal and oil & gas, or our ability to produce coal or the ability of operators to produce oil & gas from our mineral interests;
●	supply chain and cost of raw materials for coal and oil & gas operations;
●	the adverse impact of pandemics, outbreaks and other public health events;
●	the proximity to and capacity of transportation facilities;
●	competition from other coal suppliers;
●	domestic and foreign governmental regulations and taxes;
●	the price and availability of alternative fuels;
●	the effect of worldwide energy consumption, including the impact of technological advances on energy consumption;
●	international developments impacting the supply of coal;
●	international developments impacting the supply of oil & gas; and
●	the impact of domestic and foreign governmental laws and regulations.

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

Global geopolitical tensions have caused, and may cause in the future, significant market disruptions that may lead to increased volatility in the price of commodities, including oil & gas, coal, and other sources of energy.

Volatility in coal and oil & gas prices has been and may continue to be heightened as a result of the ongoing Russian-Ukrainian conflict, continued hostilities in the Middle East between Israel and Hamas and the potential impact to global shipping caused by Houthi rebels in Yemen. Globally, various governments have banned imports from Russia including commodities such as oil & gas and coal. These events have caused volatility in the aforementioned commodity markets. Although we have not experienced any material adverse effect on our results of operations, financial condition or cash flows as a result of such conflicts or the resulting volatility, such volatility, may significantly affect prices for our coal and oil & gas or the cost of supplies and equipment, as well as the prices of competing sources of energy for our electric power plant customers.

Global geopolitical conflicts, trade and monetary sanctions, as well as any escalation of the conflict and future developments, could significantly affect worldwide market prices and demand for our coal and oil & gas and cause turmoil in the capital markets and generally in the global financial system. Additionally, the geopolitical and macroeconomic consequences of such conflicts and any associated sanctions cannot be predicted but could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for products, causing a reduction in our revenues or an increase in our costs and thereby materially and adversely affecting our results of operations.

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

Effective October 1, 2023, we renewed our property and casualty insurance program through September 30, 2024. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance. Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex and an additional $25.0 million overall aggregate deductible. We retained a 7.25% participating interest in our current commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

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

Extensive environmental laws and regulations affect coal consumers and could affect the demand for coal as a fuel source.

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

Oil & gas operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive for the Operators, and failure to comply could result in the Operators incurring significant liabilities, either of which could impact the Operators' willingness to develop our interests.

The Operators' operations on the properties in which we hold interests are subject to various federal, state, and local governmental regulations that may change from time to time in response to economic and political conditions. Matters subject to regulation include drilling operations, production and distribution activities, discharges or releases of pollutants or wastes, plugging and abandonment of wells, maintenance and decommissioning of other facilities, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil & gas wells below actual production capacity to conserve supplies of oil & gas. In addition, the production, handling, storage, and transportation of oil & gas, as well as the remediation, emission, and disposal of oil & gas wastes, by-products thereof, and other substances and materials produced or used in connection with oil & gas operations are subject to regulation under federal, state, and local laws and regulations primarily relating to the protection of worker health and safety, natural resources, and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions on the Operators, including administrative, civil, or criminal penalties, permit revocations, requirements for additional pollution controls, and injunctions limiting or prohibiting some or all of the Operators' operations on our properties. Moreover, these laws and regulations have generally imposed increasingly strict requirements related to water use and disposal, air pollution control, and waste management. Laws and regulations governing exploration and production may also affect production levels. The Operators must comply with federal and state laws and regulations governing conservation matters, including:

●	provisions related to the unitization or pooling of the oil & gas properties;
●	the establishment of maximum rates of production from wells;
●	the spacing of wells;
●	the plugging and abandonment of wells; and
●	the removal of related production equipment.

Additionally, federal and state regulatory authorities may expand or alter applicable pipeline-safety laws and regulations, compliance with which could require increased capital costs for third-party oil & gas transporters. These transporters may attempt to pass on such costs to the Operators, which in turn could affect profitability on the properties in which we own mineral interests.

The Operators must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent the operators of our properties are shippers on interstate pipelines, they must comply with the tariffs of those pipelines and with federal policies related to the use of interstate capacity. The Operators may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. These current laws and regulations and other potential regulations could increase the operating costs of the Operators and delay production and could ultimately impact the Operators' ability and willingness to develop our properties.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, additional operating restrictions or delays, and fewer potential drilling locations, which could adversely affect revenues from our mineral interests.

Oil & gas production on the properties in which we hold mineral interests utilizes hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate the production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Federal Safe Drinking Water Act regulates the underground injection of substances through the UIC program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic-fracturing process is typically regulated by state oil & gas commissions.

Several states where we own interests, including Texas and Oklahoma, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances or require the disclosure of the composition of hydraulic-fracturing fluids. In addition to state laws, local land-use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. We cannot predict what additional state or local requirements may be imposed in the future on oil & gas operations in the states in which we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where the Operators conduct operations, the Operators could incur substantial costs to comply with these requirements, which could be significant in nature, experience delays, or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.

There has been increasing public controversy regarding hydraulic fracturing about increased risks of induced seismicity, the use of fracturing fluids, impacts on drinking water supplies, use of water, and the potential for impacts to surface water, groundwater, and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic-fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, those laws could make it more difficult or costly for the Operators to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities on our properties could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements, and also to attendant permitting delays and potential increases in costs. Legislative changes could cause operators to incur substantial compliance costs and adversely affect revenues from our mineral interests. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

Legislation or regulatory initiatives intended to address seismic activity could restrict the Operators' drilling and production activities, as well as their ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our business.

State and federal regulatory agencies have recently focused on a possible connection between the hydraulic-fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil & gas activity and induced seismicity.

In addition, a number of lawsuits have been filed in other states, including in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, both Texas and Oklahoma have imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. In September 2021, the TRRC issued a notice to operators in the Midland area to reduce saltwater disposal well activities and provide certain data to the TRRC. Subsequently, the TRRC ordered the indefinite suspension of all deep oil & gas-produced water injection wells in the area, effective December 31, 2021. Relatedly, in March 2022, the TRRC began implementation of its Northern Culberson-Reeves Seismic Response Action Plan to address injection-induced seismicity with the goal to eliminate 3.5 magnitude or greater earthquakes no later than December 31, 2023. In response to continued seismicity in the area, the TRRC issued a notice that it is suspending all disposal wells in the Northern Culberson-Reeves Seismic Response Area, effective January 12, 2024.

The adoption or implementation of any new laws or regulations that restrict the Operators' ability to use hydraulic fracturing or dispose of produced water gathered from drilling and production activities by limiting volumes, disposal rates, disposal well locations, or otherwise, or requiring the Operators to shut down or limit the operation of disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

Our coal operations, and the third-party operations related to our oil and gas mineral interests, are subject to a series of risks resulting from climate change.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain sources in the United States, or constrain the emissions of powerplants (though such emissions restraints have been subject to challenge; for more information, see our regulatory disclosure titled "GHG emissions"). Additionally, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal September 2020 revisions to methane standards, effectively reinstating the more stringent 2016 standards. Furthermore, in December 2023, EPA issued its final methane rules, known as OOOOb and OOOOc, that established new sources and first-time existing source standards of performance for methane and volatile organic compound emissions for oil & gas facilities. The final rules include nationwide emissions guidelines for states to limit methane emissions from existing crude oil and natural gas facilities and states have two years to prepare and submit their plants to impose methane emission controls on existing sources. The rules also revise requirements for fugitive emissions monitoring and repair as well as equipment leaks and the frequency of monitoring surveys and establishes a "super-emitter" response program to timely mitigate emissions events. It is likely that the final rule will be subject to legal challenges. Moreover, compliance with the new rules may effect the amount oil and gas companies owe under the Inflation Reduction Act, which amended the CAA to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. The methane emissions fee applies to excess methane emissions from certain facilities and starts at $900 per metric ton of leaked methane in 2024 and increases to $1,200 in 2025 and $1,500 in 2026 and thereafter.  Compliance with the EPA’s new final rules would exempt an otherwise covered facility from the requirement to pay the methane fee. We cannot predict the scope of any final methane regulatory requirements or the cost for the Operators to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility and may have an impact on drilling operations on our oil & gas mineral interests.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Internationally, the Paris Agreement requires member states to submit non-binding, individually-determined emissions reduction targets. These commitments could further reduce demand and prices for fossil fuels. Although the United States had withdrawn from the Paris Agreement, following President Biden's executive order in January 2021, the United States rejoined the Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below levels by 2030. Additionally, at COP26 in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. At COP27 in Sharm El-Sheik in November 2022, countries reiterated the agreements from COP26 and were called upon to accelerate efforts toward the phase out of inefficient fossil fuel subsidies. The United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Although no firm commitment or timeline to phase out or phase down all fossil fuels was made at COP27, there can be no guarantees that countries will not seek to implement such a phase out in the future. In December 2023, the United Arab Emirates hosted COP28 where parties agreed to transition "away from fossil fuels in energy systems in a just, orderly and equitable manner" and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set.  The full impact of these actions is uncertain at this time and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects on us and the Operators' operations.

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

Apart from governmental regulation, there are also increasing financial risks for fossil-fuel producers as stakeholders of fossil-fuel energy companies may elect in the future to shift some or all of their support into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil-fuel energy companies. For example, at COP26, the GFANZ announced that commitments from over 450 firms across forty-five countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil-fuel sector. For example, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change on specific assets of the banks' portfolio. Although we cannot predict the effects of these actions, such limitation of investments in and financing, bonding, and insurance coverages for fossil-fuel energy companies could adversely affect our coal mining or oil & gas production activities.

Separately, the SEC released a proposed rule in March 2022 that would establish a framework for the reporting of climate risks, targets and metrics. A final rule is anticipated to be released in the second quarter of 2024. The SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer’s existing climate disclosures are misleading, deceptive, or deficient. Such agency action could also increase the potential for private litigation. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emission reduction claims. Other states are considering similar laws. Non-compliance with these new laws may result in the imposition of substantial fines or penalties. Any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs resulting from the development of any disclosures, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations or requirements of financial institutions.

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

Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our operations, as well as those of the Operators and their supply chain. Such physical risks may result in damage to our facilities or the Operators' facilities or otherwise adversely impact operations which could decrease the production attributable to our mineral interests. We may not have insurance to cover these risks and the consequences for our or their operations could have a negative impact on the costs and revenues from operations.

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

Federal and state laws require us to maintain bonds to secure our obligations to repair and return property to its approximate original state after it has been mined (often referred to as "reclaim" or "reclamation"), to pay federal and state workers' compensation and pneumoconiosis (or black lung) benefits, and to satisfy other miscellaneous obligations. These bonds provide assurance that we will perform our statutorily required obligations and are referred to as "surety" bonds.  These bonds are typically renewable on a yearly basis. At December 31, 2023, our total of such bonds was $246.9 million.  The amount of surety bonding we are required to maintain may be increased by the governmental agencies holding the bond. For example, federal and state regulators are considering making financial assurance requirements more stringent and costly with respect to self-insured coal workers' pneumoconiosis, mine closure and reclamation security amounts.

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

Because we depend on unaffiliated third-party operators for all of the exploration, development, and production of our oil & gas properties, we have little to no control over the operations related to our oil & gas properties. The operators of our properties are often not obligated to undertake any development activities. In the absence of a specific contractual obligation, any development and production activities will be subject to their sole discretion (subject, however, to certain implied obligations to develop imposed by state law). The success and timing of drilling and development activities on our oil & gas properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

All of our oil & gas mineral interests may not ultimately be developed or produced by the operators of our properties. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations, and the decision to pursue the development of an undeveloped drilling location will be made by the operator and not by us. We generally do not have access to the estimated costs of development of these reserves or the scheduled development plans of the Operators. Our estimate of reserves assumes that substantial capital expenditures are required to develop the reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of the development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop our reserves, or decreases in commodity prices will reduce the future net revenues of our estimated undeveloped reserves and could result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved undeveloped reserves as unproved reserves.

We could experience delays in the payment of royalties and be unable to replace Operators that do not make required royalty payments, and we may not be able to terminate our leases with defaulting lessees if any of the operators on those leases declare bankruptcy.

A failure on the part of the Operators of our properties to make royalty payments gives us the right to terminate the lease and enforce payment obligations under the lease. If we terminate any of our leases, we would seek a replacement operator. However, we might not be able to find a replacement operator and, if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing operator could be subject to a proceeding under Bankruptcy Code, in which case our right to enforce or terminate the lease for any defaults, including non-payment, could be substantially delayed or otherwise impaired. In general, in a proceeding under the Bankruptcy Code, the bankrupt operator would have substantial time to decide whether to ultimately reject or assume the lease, which could prevent the execution of a new lease or the assignment of the existing lease to another operator. In the event that the operator rejected the lease, our ability to collect amounts owed would be substantially delayed, and our ultimate recovery could be only a fraction of the amount owed or nothing. In addition, if we are able to enter into a new lease with a new operator, the replacement operator may not achieve the same levels of production or sell oil or natural gas at the same price as the operator it replaced.

If the operators of our oil & gas properties suspend our right to receive royalty payments due to title or other issues, our business, financial condition, and/or results of operations could be adversely affected.

Upon a change in ownership of mineral interests, and at regular intervals pursuant to routine audit procedures at each of the Operators otherwise at its discretion, the operator of the underlying property has the right to investigate and verify the title and ownership of mineral interests with respect to the properties it operates. If any title or ownership issues are not resolved to its reasonable satisfaction in accordance with customary industry standards, the operator may suspend payment of the related royalty. If an operator of our properties is not satisfied with the documentation we provide to validate our ownership, it may place our royalty payment in suspense until such issues are resolved, at which time we would receive in full payments that would have been made during the suspense period, without interest. Certain of the Operators impose significant documentation requirements for title transfer and may keep royalty payments in suspense for significant periods of time. During the time that an operator puts our assets in pay suspense, we would not receive the applicable mineral or royalty payment owed to us from sales of the underlying oil or natural gas related to such mineral or royalty interest. If a significant amount of our royalty interests is placed in suspense, our results of operations could be reduced significantly.

Our estimated oil & gas reserves are based on many assumptions that could turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil & gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil & gas and assumptions concerning future oil & gas prices, production levels, ultimate recoveries, and operating costs. As a result, estimated quantities of proved reserves and projections of future production rates could be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2023, were audited by CGA, which conducted a detailed review of all of our properties at that time using the information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. In addition, certain assumptions regarding future oil & gas prices, production levels, and operating costs could prove incorrect. A meaningful portion of our reserve estimates is made without the benefit of lengthy production history, which is less reliable than estimates based on lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil & gas that are ultimately recovered being different from our reserve estimates.

Furthermore, the present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves. In accordance with rules established by the SEC and the FASB, we base the estimated discounted future net cash flows from our proved reserves on the twelve-month average oil & gas index prices, calculated as the unweighted arithmetic average for the first day-of-the-month price for each month, and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs could differ materially from those used in the present value estimate, and future net present value estimates using then-current prices and costs could be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil & gas industry in general. Please see "Item 2. Properties—Oil & Gas Reserves" for more information on our reserves.

Drilling for and producing oil & gas are high-risk activities with many uncertainties that could materially adversely affect our business, financial condition, and results of operations.

The drilling activities of the operators of our properties will be subject to many risks. For example, we will not be able to assure our unitholders that wells drilled by the operators of our properties will be productive. Drilling for oil & gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient oil or gas to return a profit at then realized prices after deducting drilling, operating, and other costs. The seismic data and other technologies used do not provide conclusive knowledge prior to drilling a well that oil or gas is present or that it can be produced economically. The costs of exploration, exploitation, and development activities are subject to numerous uncertainties beyond our control and increases in those costs can adversely affect the economics of a project. Further, the Operators' drilling and producing operations could be curtailed, delayed, canceled, or otherwise negatively impacted as a result of other factors, including:

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

The marketability of oil & gas production is dependent upon transportation and other facilities, certain of which neither we nor the operators of our properties control. If these facilities are unavailable, the Operators' operations could be interrupted and our results of operations and cash available for distribution could be materially adversely affected.

The marketability of the Operators' oil & gas production will depend in part upon the availability, proximity, and capacity of transportation facilities, including gathering systems, trucks, and pipelines, owned by third parties. Neither we nor, in general, the operators of our properties control these third-party transportation facilities and the Operators' access to them may be limited or denied. Insufficient production from the wells on our acreage or a significant disruption in the availability of third-party transportation facilities or other production facilities could adversely impact the Operators' ability to deliver to market or produce oil & gas and thereby cause a significant interruption in the Operators' operations. If they are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production-related difficulties, they may be required to shut-in or curtail production. In addition, the amount of oil & gas that can be produced and sold may be subject to curtailment in certain other circumstances outside of our or the Operators' control, such as pipeline interruptions due to maintenance, excessive pressure, the inability of downstream processing facilities to accept unprocessed gas, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances could last from a few days to several months. In many cases, we and the Operators are provided with limited notice, if any, as to when these curtailments will arise and the duration of such curtailments. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the oil & gas produced from our acreage, could adversely affect our financial condition, results of operations, and cash available for distribution.

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

Even if we make expansions or acquisitions that we believe will increase our coal or mineral revenue, any expansion or acquisition involves potential risks, including, among other things:

●	the validity of our assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures, the operating expenses, and costs the Operators would incur to develop the minerals;
●	a decrease in our liquidity by using a significant portion of our cash generated from operations or borrowing capacity to finance acquisitions;
●	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;
●	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;
●	mistaken assumptions about the overall cost of equity or debt;
●	our ability to obtain satisfactory title to the assets we acquire;
●	an inability to hire, train or retain qualified personnel to manage and operate our growing mineral assets; and
●	the occurrence of other significant changes, such as impairment of properties, goodwill or other intangible assets, asset devaluation, or restructuring charges.

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

Even though we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based on our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, and would likely be liable for state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced and the value of our units could be negatively impacted.

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

Investment in our common units by tax-exempt entities, such as employee benefit plans and IRAs raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Additionally, all or part of any gain recognized by such tax-exempt organization upon a sale or other disposition of our units may be unrelated business taxable income and may be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our common units.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks

We operate in an increasingly interconnected digital landscape and we recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats. In the normal course of business, we may collect and store certain sensitive information, including proprietary and confidential business information, intellectual property, sensitive third-party information, employee information and personal information. We rely on information systems for the management of this information in addition to our management of business processes including inventory, payment of obligations, collection of cash, human capital management, financial tools and other processes and procedures. Our ability to manage our business effectively depends on the reliability and capacity of these systems. We seek to address these risks by safeguarding assets, data, and operations through the cybersecurity risk management processes described below:

Risk Assessment:

Regular assessments are conducted across our systems, networks, and data infrastructure to identify potential cybersecurity threats and vulnerabilities. These assessments include penetration testing, vulnerability scanning, and red teaming exercises conducted by third-party service providers, which help us to evaluate the likelihood and potential impact of cybersecurity incidents. Feedback from these assessments is incorporated into our systems and procedures through upgrades intended to further improve our security posture.

Incident Identification and Response:

A monitoring and detection system has been implemented to help identify cybersecurity incidents. The IT Security Department is tasked with monitoring certain network activities, logs, and system behavior, leveraging threat detection technologies. In the event of any breach or cybersecurity incident, we have an incident response plan that is designed to follow industry best practices and aligns with legal and regulatory requirements. This plan is designed to provide for immediate action to contain the incident, mitigate the impact, and restore normal operations efficiently.

Cybersecurity Training and Awareness:

Cybersecurity awareness among our employees is promoted with regular training and awareness programs. Employees receive training on recognizing and reporting potential cybersecurity threats, best practices for data protection, and adhering to cybersecurity policies and procedures. Additionally, periodic simulated phishing exercises are conducted to enhance employee readiness in identifying and mitigating phishing attacks.

Access Controls:

Access control policies have been implemented to limit unauthorized access to sensitive information and we seek to maintain and monitor critical systems. Multi-factor authentication is used for remote access, use of privileged accounts and access to critical systems.

Encryption and Data Protection:

Encryption methods are used to protect sensitive data in transit and at rest. This includes the encryption of customer data, financial information, and other confidential data.

The above cybersecurity risk management processes are integrated into the Partnership's overall risk management program. Cybersecurity threats are understood to be dynamic and intersect with various other enterprise risks. As such, cybersecurity is considered as an important component of our enterprise-wide risk management approach. We have assembled a Cybersecurity Steering Committee comprised of IT management, cybersecurity specialists, and representatives of business management, including the CTO and internal legal counsel.  The Cybersecurity Steering Committee reviews information security policies and cybersecurity risks in conjunction with other operational, financial, and strategic risks to ensure alignment with our business objectives. The Cybersecurity Steering Committee convenes regularly to review and monitor the Partnership’s programs for the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Cybersecurity Steering Committee receives reports on security incidents, threat intelligence, and vulnerability assessments from our IT Security Department.

The Cybersecurity Steering Committee regularly reports to the CFO through the CTO and reports annually on cybersecurity to the Audit Committee during a scheduled meeting. These reports include, as appropriate, updates on the current cybersecurity landscape, incident trends, and any significant developments that may impact the Partnership's security posture.

To enhance the effectiveness of our cybersecurity program, we periodically engage external assessors, consultants, and auditors. These third-party service providers conduct independent evaluations of our cybersecurity measures, helping to identify areas for improvement and adherence to industry standards and best practices.

Our IT Security Department recognizes that third-party service providers may introduce cybersecurity risks to our organization. In an effort to mitigate these risks, we have implemented a process designed to assess and oversee the cybersecurity practices of our vendors. Before engaging with any third-party cybersecurity service provider, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we include cybersecurity requirements in our contracts with these providers, requiring them to adhere to certain cybersecurity standards and protocols.

Impact of Risks from Cybersecurity Threats

During 2023 and through the date of this Annual Report on Form 10-K, though the Partnership and our service providers may have experienced cybersecurity incidents, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Partnership, including our business strategy, result of operations, or financial condition. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Our IT Security Department aims to monitor and assess these risks to maintain the security and continuity of our operations. Despite the implementation of our cybersecurity programs, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems could have significant consequences to our business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. Please see "Item 1A. Risk Factors" for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Board of Directors' Oversight of Risks from Cybersecurity Threats

The Board of Directors oversees risks from cybersecurity threats. Recognizing the importance of cybersecurity to the success and resilience of our business, the Board considers cybersecurity to be an important aspect of corporate governance. To facilitate effective oversight, the Audit Committee and the Board of Directors hold discussions with management, including the CTO on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures annually and as needed during both scheduled and special meetings.  If new material cybersecurity risks arise, the Board of Directors and the Audit Committee are informed through regular discussions between the CFO and both the Chairman of the Board and the Audit Committee Chair. These discussions are then brought to the attention of the Board of Directors and Audit Committee at the next meeting.

Management's Role and Expertise

The CTO and the Cybersecurity Steering Committee are responsible for overseeing and executing our cybersecurity strategy, including the assessment and management of cybersecurity risks. The CTO reports directly to the CFO and maintains communication with the Audit Committee, the Board of Directors and the Cybersecurity Steering Committee with respect to information security and cybersecurity matters.

The CTO holds a Master of Business Administration from the University of Kentucky/University of Louisville's joint executive program and has an extensive background in information security, risk management, and incident response with over twenty years of varying information technology roles with increasing responsibility at both private and public companies. The CTO is supported by a dedicated team of cybersecurity professionals, each bringing diverse expertise in areas such as network security, data protection, and threat intelligence.

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

The coal mineral resource and reserve estimates included in this Annual Report on Form 10-K were prepared by an independent, qualified engineering firm, RESPEC.  We provided RESPEC with property control, mine plans, production, revenue, costs, capital, and other information considered by RESPEC in making their estimates.  As part of our internal controls, our geologists and engineers review the integrity, accuracy, and timeliness of the data provided to RESPEC that they considered in calculating their coal mineral resource and reserve estimates.  We also review the geologic data, mining assumptions, and methodology used by RESPEC to estimate our coal mineral resources and reserves.  Our geologists and engineers also met with RESPEC periodically during the year to discuss the assumptions and methods used in the coal mineral resource and reserve estimation process.

RESPEC, an independent third-party engineering firm, does not own an interest in any of our properties and is not employed on a contingent basis. RESPEC prepared the initial TRS for each of our material mining properties.  The TRSs will be updated when there are material changes to the coal mineral reserve or resource estimates.  The most recent TRSs for our material mining operations are included as exhibits to our Annual Report on Form 10-K.

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

The following table sets forth our coal mineral resources, exclusive of coal mineral reserves, at December 31, 2023:

	Heat
	Content (Btus	Pounds SO2 per MMBtu			Resource Classification				Ownership
Resources (tons in millions)	per pound)	<1.2	1.2-2.5	>2.5	Measured	Indicated	Combined	Inferred	Owned	Leased	Total

							(1)
Illinois Basin
Dotiki (KY)	12,100	—	2.3	73.7	51.2	24.8	76.0	—	27.6	48.4	76.0
Henderson/Union (KY)	11,450	—	3.0	409.7	127.3	227.9	355.2	57.5	74.0	338.7	412.7
River View (KY)	11,450	—	—	0.3	—	—	—	0.3	—	0.3	0.3
Sebree South (KY)	11,750	—	—	43.5	22.1	16.8	38.9	4.6	0.3	43.2	43.5
Hamilton County (IL)	11,650	5.1	33.8	405.8	191.2	242.3	433.5	11.2	32.8	411.9	444.7
Region Total		5.1	39.1	933.0	391.8	511.8	903.6	73.6	134.7	842.5	977.2

Appalachian Basin
Mountain View (WV)	13,200	—	0.4	8.3	4.1	4.4	8.5	0.2	1.8	6.9	8.7
Tunnel Ridge (WV)	12,600	—	—	0.9	—	0.2	0.2	0.7	0.7	0.2	0.9
Penn Ridge (PA)	12,500	—	—	78.0	21.9	53.2	75.1	2.9	78.0	—	78.0
Region Total		—	0.4	87.2	26.0	57.8	83.8	3.8	80.5	7.1	87.6

Total		5.1	39.5	1,020.2	417.8	569.6	987.4	77.4	215.2	849.6	1,064.8

% of Total		0.5%	3.7%	95.8%	39.2%	53.5%	92.7%	7.3%	20.2%	79.8%	100.0%
(1)	Combined resources are defined as measured plus indicated resources.

At December 31, 2023, we had approximately 1.065 billion tons of coal mineral resources.  Tonnages are reported on a clean recoverable basis with average long-term pricing based on available third-party forecasts and historical pricing adjusted for quality at the end of 2023 in a range from approximately $53 to $59 per short ton in the Illinois Basin and from approximately $62 to $119 per short ton in the Appalachian Basin, which are the prices used by RESPEC to estimate the amount of coal mineral resources.  Coal sales prices vary based on coal quality, access to transportation, and other factors at each location.  All resources are classified as underground mineable in the exploration stage.

Coal Mineral Reserves

Reserves are assigned to our active operations and are (1) currently in production, (2) economically viable, and (3) meet the other requirements to be considered reserves as defined by the SEC.

The following table sets forth coal mineral reserve information, exclusive of the coal mineral resources above, at December 31, 2023, about our coal operations:

	Heat
	Content (Btus	Pounds SO2 per MMBtu			Classification		Ownership
Reserves (tons in millions)	per pound)	<1.2	1.2-2.5	>2.5	Proven	Probable	Owned	Leased	Total

Illinois Basin Operations
Warrior (KY)	12,300	—	—	50.0	39.5	10.5	13.0	37.0	50.0
River View (KY)	11,450	—	—	310.4	169.1	141.3	58.0	252.4	310.4
Hamilton County (IL)	11,650	—	—	119.8	54.5	65.3	20.3	99.5	119.8
Gibson South (IN)	11,500	0.9	9.5	34.8	35.6	9.6	15.3	29.9	45.2
Region Total		0.9	9.5	515.0	298.7	226.7	106.6	418.8	525.4

Appalachian Basin Operations
MC Mining (KY)	12,800	9.6	0.5	—	7.8	2.3	—	10.1	10.1
Mountain View (WV)	13,200	—	4.4	5.1	9.1	0.4	—	9.5	9.5
Tunnel Ridge (WV)	12,600	—	—	118.2	64.5	53.7	11.7	106.5	118.2
Region Total		9.6	4.9	123.3	81.4	56.4	11.7	126.1	137.8

Total		10.5	14.4	638.3	380.1	283.1	118.3	544.9	663.2

% of Total		1.6%	2.2%	96.2%	57.3%	42.7%	17.8%	82.2%	100.0%

On December 31, 2023, we had approximately 663.2 million tons of coal mineral reserves.  Tonnages are reported on a clean recoverable basis with average long-term pricing based on available third-party forecasts and historical pricing adjusted for quality at the end of 2023 in a range from approximately $53 to $59 per short ton in the Illinois Basin and from approximately $62 to $119 per short ton in the Appalachian Basin, which are the prices used by RESPEC to estimate the amount of coal mineral reserves.  Coal sales prices vary based on coal quality, access to transportation, and other factors at each location.  All reserves are classified as underground mineable in the development or production stage.

Mining Operations

The following table sets forth production and other data about our mining operations:

		Tons Produced
Operations	Location	2023	2022	2021	Transportation	Equipment

		(in millions)
Illinois Basin Operations
Warrior	Kentucky	4.4	4.1	4.1	CSX, NS, PAL, truck, barge	CM
River View	Kentucky	9.9	10.2	9.9	Truck, barge	CM
Hamilton County	Illinois	5.6	4.7	4.9	CSX, EVW, NS, barge	LW, CM
Gibson South	Indiana	5.3	5.3	3.3	CSX, NS, truck, barge	CM
Region Total		25.2	24.3	22.2

Appalachian Basin Operations
MC Mining/Excel	Kentucky	1.2	1.5	1.3	CSX, truck, barge	CM
Mountain View	West Virginia	0.8	1.4	1.5	CSX, truck	LW, CM
Tunnel Ridge	West Virginia	7.7	8.3	7.2	CSX, NS, barge	LW, CM
Region Total		9.7	11.2	10.0

TOTAL		34.9	35.5	32.2

CSX	-	CSX Railroad
EVW	-	Evansville Western Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
LW	-	Longwall

Individual Property Disclosures

We consider the following properties to be material based on multiple factors including, but not limited to, the property's contribution to our overall business and financial condition. Please see Coal Mineral Resources and Coal Mineral Reserves above for information about the coal mineral resources and reserves held by these material properties.  In addition to the following information, TRSs for these material properties with additional information are included as exhibits to this Annual Report on Form 10-K.

Henderson/Union Resources

The Henderson/Union Resources are located in Henderson and Union counties, Kentucky at 37°44'30"N, -87°46'07"W and we currently have control in over 1,600 tracts encompassing over 127,000 acres. The property is controlled through both fee ownership and leases of the coal.  The coal mineral resources are controlled by Alliance Resource Properties. The base leases are with private owners and WKY CoalPlay or its subsidiaries, which are related parties.  See "Item 8. Financial Statements and Supplementary Data—Note 20 – Related-Party Transactions" for more information about our WKY CoalPlay transactions.  These base leases generally provide for a term that can be extended until exhaustion of the leased coal.  Local infrastructure is as follows:

Major Roads:  Interstates 69 and US-60,

Railroads:  None,

Airport:  Evansville Regional Airport (EVV),

Town:  Morganfield,

Docks:  River View, Hamilton 1, UC Processing, on the Ohio River,

Water:  Local municipalities and mine sources,

Electricity:  Kentucky Utilities (KU),

Personnel:  Regional.

0
20000
40000
Feet
HCM = Henderson County Mine
POSEY
INDIANA
KENTUCKY
VANDERBURGH
HENDERSON
GALLATIN
ILLINOIS
KENTUCKY
RIVER VIEW LOADOUT
UC PROCESSING LOADOUT
HAMILTON 1 LOADOUT
UNIONTOWN
RIVER VIEW PREP PLANT
RIVER VIEW SLOPE/PORTAL
UC MINING SITE, HCM SLOPE
HAMILTON 1 SITE
RIVER VIEW PORTAL
CORYDON
HAMILTON 2 SITE
HCM PORTAL 1
HENDERSON
MORGANFIELD
UC PROCESSING SITE
ROBARDS
UNION
WEBSTER
SEBREE
MAJOR HIGHWAY
ACTIVE RAILROAD
OVERLAND CONVEYOR
RESOURCE BOUNDARY
HENDERSON / UNION
RESOURCE AREA
GENERAL LOCATION MAP

Description

The potential underground mine(s) would utilize room-and-pillar methods operating a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill possible permitting and development requirements.  Multiple access points are available for development.  Access is available from the active River View complex, which began production in 2009.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Access at the Hamilton and UC Coal, LLC sites are considered "brownfield" developments. Though some facilities and permitting are in place, significant upgrades to existing infrastructure and new construction would be needed to bring them into good working order that meets industry standards. The property associated with Henderson/Union has no book value as of December 31, 2023 but does have outstanding advanced royalties with WKY CoalPlay or its subsidiaries.  See "Item 8. Financial Statements and Supplementary Data—Note 20 – Related-Party Transactions" for more information about advanced royalties that Henderson/Union has with WKY CoalPlay.

Though there is geographic overlap between the Henderson/Union and River View properties, the resources and reserves of each are associated with different coal seams or, if in the same seam, are separated by existing mine works or geologic features into distinct areas.  There is no overlap in the resource / reserve estimation.

History

The Henderson/Union property contains resources in three coal seams, the WKY11, the WKY7, and the WKY6. Island Creek operated mines in the area and controlled a portion of the property.  Under a joint venture, Texas Gas Service also controlled a large interest in the mineral rights.  Lastly, Peabody and Patriot operated mines in the area and controlled a portion of the reserves.  We consolidated control of the property through multiple transactions from 2005 through 2015.  Island Creek operated the Ohio #11 mine.  Peabody and later Patriot operated the Camp complex and Highland #11 mine to the southeast and east.  The WKY11 seam was mined at these locations.  No mining has occurred on the property in the

WKY7 or WKY6 seams.  In general, all drilling has shown highly consistent coal seams of mineable thickness and quality for the high-sulfur thermal utility market.

Encumbrances

Our credit facility is secured by, among other things, liens against certain Henderson/Union surface properties and coal leases. Documentation of such liens is of record in the Offices of the Henderson and Union County Clerks. Please read "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-term Debt" for more information on our credit facility.

The KYDNR, DMP is responsible for the review and issuance of all permits relative to coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations. In addition to state mining and reclamation laws, operators must comply with various federal laws relevant to mining.

Geology and Reserves

Henderson/Union contains coal resources in three seams ranging in depths from about 100 to 750 feet.  The table below summarizes mineral resources as of December 31, 2023, using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Resources (1)	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Henderson/Union
Measured Mineral Resources	127.3	4.68	7.72	2.88	13,327	4.32	85.48
Indicated Mineral Resources	227.9	4.59	8.01	2.74	13,306	4.12	87.07
Combined Mineral Resources	355.2	4.62	7.90	2.79	13,314	4.19	86.50
Inferred Mineral Resources	57.5	4.46	7.97	2.56	13,350	3.84	90.42

(1)	See updated TRS for Henderson/Union at Exhibit 96.1 to this Annual Report 10-K reflecting the material change to resources during 2023.

River View Complex

The River View complex is located in Union County, Kentucky at 37°45'37"N, -87°56'42"W and currently has approximately 93,200 underground acres permitted. The complex is composed of the River View and Henderson County mines along with shared preparation, loadout, and other ancillary facilities.  The complex is controlled through both fee ownership and leases of the coal.  The coal mineral reserves are leased or held for lease to the River View complex almost exclusively by Alliance Resource Properties.  The River View complex either owns or controls the surface properties upon which its facilities are located including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes.  The base leases are with private owners and generally provide for a term that can be extended until exhaustion of the leased coal.  Local infrastructure is as follows:

Major Roads:  Interstates 69 and US-60,

Railroads:  None,

Airport:  Evansville Regional Airport (EVV),

Town:  Morganfield,

Docks:  River View on the Ohio River,

Water:  Union and Henderson County water districts and mine sources,

Electricity:  Kentucky Utilities (KU),

Personnel:  Regional.

0
20000
40000
Feet
HCM = HENDERSON COUNTY MINE
POSEY
INDIANA
KENTUCKY
VANDERBURGH
HENDERSON
GALLATIN
ILLINOIS
KENTUCKY
PREP PLANT
UNIONTOWN
RIVER VIEW PORTAL 1
RIVER VIEW PORTAL 2
HCM SLOPE
CORYDON
HCM PORTAL 1
HENDERSON
MORGANFIELD
ROBARDS
UNION
WEBSTER
SEBREE

	MAJOR HIGHWAY
	ACTIVE RAILROAD
	GENERAL PROPERTY AREA

RIVER VIEW COAL, LLC

RIVER VIEW COMPLEX

GENERAL LOCATION MAP

Description

The underground mines are currently in production using room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The complex began production in 2009.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for the River View Complex as of December 31, 2023 was $312.7 million.

Though there is geographic overlap between the River View complex and the Henderson/Union properties, the reserves and resources of each are associated with different coal seams or, if in the same seam, are separated by existing mine works or geologic features into distinct areas.  There is no overlap in the resource / reserve estimation.

History

Island Creek operated mines in the area and controlled a portion of the property.  Under a joint venture, Texas Gas Service also controlled a large interest in the mineral rights.  Lastly, Peabody and Patriot operated mines in the area and controlled a smaller portion of the reserves.  We consolidated control of the property through multiple transactions from 2005 through 2015.  Island Creek operated the Ohio #11 and Uniontown #9 mines to the west of River View.  Island Creek also operated the Hamilton #1 and #2 mines to the southwest.  Peabody and later Patriot operated the Camp mines and Highland mines adjacent to the complex.  Both the WKY9 and WKY11 seams were mined at these locations. In general, all drilling has shown highly consistent coal seams of mineable thickness and quality for the high-sulfur thermal utility market.

Encumbrances

Our credit facility is secured by, among other things, liens against certain River View complex surface properties and coal leases. Documentation of such liens is of record in the Office of the Union County Clerk. Please read "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-term Debt" for more information on our credit facility.

Accounts receivable generated from the sale of coal mined from this property are collateral for our accounts receivable securitization facility, evidenced by financing statements of record in the Office of the Union County Clerk.  Please read "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-term Debt" for more information on our accounts receivable securitization facility.

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

Geology and Reserves

The River View complex extracts coal underground from the West Kentucky No. 11 and No. 9 seams with depths ranging from 200 to 500 feet across the reserve.  The table below summarizes mineral reserves as of December 31, 2023 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

River View Complex
Proven Mineral Reserves	169.1	4.69	8.08	3.20	13,191	4.85	87.40
Probable Mineral Reserves	141.3	4.56	8.25	3.18	13,141	4.85	87.25
Total Mineral Reserves	310.4	4.63	8.16	3.19	13,168	4.85	87.33

Resources associated with the River View complex are included in the Coal Mineral Resources table above.

The River View complex had 204.7 million tons of coal mineral reserves at the end of 2022.  The year over year reconciliation is as follows:

River View Complex Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2022	204.7
Production	(9.9)
Mineral Acquisition / Deletion (1)	115.2
Normal Course Adjustments	0.4
Tons as of December 31, 2023	310.4

(1)	See updated TRS for River View complex at Exhibit 96.2 to this Annual Report on Form 10-K reflecting the material change to reserves for 2023.

Normal course adjustments are associated with numerous slight changes in the geologic model.

Hamilton Mine

Hamilton, a longwall mine located in Hamilton County, Illinois at 38°10'12"N, -88°36'47"W, currently has approximately 23,000 underground acres and 1,300 surface acres permitted. The mine property is controlled through both fee ownership and leases of the coal. The coal mineral reserves and resources are leased or held for lease to Hamilton by Alliance WOR Properties, a subsidiary of Alliance Resource Properties.  Hamilton either owns or controls the surface properties upon which its facilities are located including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes. The underlying base coal leases are with private owners and are comprised of a large number of leases originally taken by AMAX Coal Company and Old Ben in the mid to late 1970's and early, leases acquired by

Consolidation Coal Company in the late 1980's, and subsequent leases taken directly by White Oak Resources, LLC or affiliated companies and/or Alliance WOR Properties. Local infrastructure is as follows:

Major Roads:  Interstates 64,

Railroads:  CSX and EVW,

Airport:  Evansville Regional Airport (EVV),

Towns:  McLeansboro and Mt. Vernon,

Docks:   Mount Vernon on the Ohio River,

Water:  Hamilton County Water District and mine sources,

Electricity:  Wayne-White Electric Co-op (WWEC),

Personnel:  Regional.

WAYNE
0
20000
40000
Feet
JEFFERSON
PREP PLANT
PORTAL
INA
McLEANSBORO
ENFIELD
CARMI
FRANKLIN
BENTON
HAMILTON
WHITE
NORRIS
CITY
BROUGHTON

MAJOR HIGHWAY
ACTIVE RAILROAD
GENERAL PROPERTY AREA

HAMILTON COUNTY COAL, LLC

MINE NO. 1

GENERAL LOCATION MAP

Description

The underground mine is currently in production using longwall and room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2014.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for Hamilton as of December 31, 2023 was $332.4 million.

History

There were no previous operations on the Hamilton reserves property prior to our predecessor, White Oak Resources LLC, who began construction of the mine in 2011. In general, all drilling has shown highly consistent coal seams of mineable thickness and quality for the high-sulfur thermal utility market for the Herrin and Springfield seams.

Encumbrances

Our credit facility is secured by, among other things, liens against certain Hamilton surface properties, coal leases and owned coal.  Documentation of such liens is of record in the Office of the Hamilton County Clerk.  Please read "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-term Debt" for more information on our credit facility.

Certain leases originally acquired by Consolidation Coal Company are encumbered by an overriding royalty payable to Sustainable Conservation, Inc. in the amount of the greater of $0.25 per ton or 0.75% of the average sales realization price received per ton, which sums can be credited against approximately $481,000 previously paid to Sustainable Conservation, Inc. for the assignment of these leases.

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

Geology and Reserves

Hamilton extracts coal underground from the Herrin (Illinois No.6) seam with depths ranging from 900 to 1100 feet across the reserve.  The table below summarizes mineral reserves as of December 31, 2023 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Hamilton County
Proven Mineral Reserves	54.5	6.38	8.07	2.82	13,414	4.21	86.65
Probable Mineral Reserves	65.3	6.60	7.98	2.85	13,422	4.24	86.77
Total Mineral Reserves	119.8	6.50	8.02	2.83	13,419	4.23	86.71

Resources associated with Hamilton County are included in the Coal Mineral Resources table above.

The Hamilton mine had 125.9 million tons of coal mineral reserves at the end of 2022.  The year over year reconciliation is as follows:

Hamilton County Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2022	125.9
Production	(5.6)
Mineral Acquisition / Deletion	4.1
Mine Plan Adjustment	(4.9)
Normal Course Adjustments	0.3
Tons as of December 31, 2023	119.8

Normal course adjustments are associated with numerous slight changes in the geologic model.

Gibson South Mine

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

Town:  Princeton,

Docks:  Mount Vernon on the Ohio River,

Water:  Gibson Water, Inc. and well water,

Electricity:  Western Indiana Energy REMC,

Personnel:  Regional.

KNOX
PIKE
0
20000
40000
Feet
PRINCETON
ILLINOIS
INDIANA
FRANCISCO
PORTAL
PREP PLANT
OWENSVILLE
GIBSON
HAUBSTADT
POSEYVILLE
POSEY
VANDERBURGH
WARRICK

MAJOR HIGHWAY
ACTIVE RAILROAD
GENERAL PROPERTY AREA

GIBSON COUNTY COAL, LLC

GIBSON SOUTH MINE

GENERAL LOCATION MAP

Description

The underground mine is currently in production using room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2014.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for Gibson South as of December 31, 2023 was $117.0 million.

History

In November 1997, pursuant to (a) Assignment of Underground Coal Leases, (b) Partial Assignment of Underground Coal Leases and (c) Special Corporate Warranty Deed, Old Ben conveyed to MAPCO Land & Development Corporation various coal leases and fee coal interests within a large property boundary located in Gibson County, Indiana.  MAPCO Land & Development Corporation changed its name to MAPCO Coal Land & Development Corporation, and MAPCO Coal Land & Development Corporation merged into Alliance Properties effective August 4, 1999.

After the original Old Ben acquisition, Alliance Properties and Gibson continued to acquire additional coal leases and fee coal interests in the area.  In addition, beginning in or around 2006, the leases originally acquired from Old Ben began to expire by their terms, and Alliance Properties/Gibson began a program of either amending the expiring leases or entering into new, direct leases with the coal owners.  Alliance Properties merged into Gibson on February 19, 2018.

The King's Mine operated to the east and the Wabash Mine operated to the west of the reserve area.  In general, all drilling has shown a highly consistent coal seam of mineable thickness and quality for the high-sulfur thermal utility market.

Encumbrances

Our credit facility is secured by, among other things, liens against certain Gibson surface properties, coal leases and owned coal.  Documentation of such liens is of record in the Office of the Recorder of Gibson County, Indiana.  Please read "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-term Debt" for more information on our credit facility.

Accounts receivable generated from the sale of coal mined from this property are collateral for our accounts receivable securitization facility, evidenced by financing statements of record in the Office of the Recorder of Gibson County, Indiana.  Please read "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-term Debt" for more information on our accounts receivable securitization facility.

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

Geology and Reserves

Gibson South extracts coal underground from the Springfield (Indiana No.5) seam with depths ranging from 450 to 650 feet across the reserve.  The table below summarizes mineral reserves as of December 31, 2023 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Gibson South
Proven Mineral Reserves	35.6	5.96	7.13	2.00	13,477	2.97	94.81
Probable Mineral Reserves	9.6	5.33	8.15	2.51	13,322	3.77	92.82
Total Mineral Reserves	45.2	5.81	7.34	2.11	13,444	3.14	94.37

Resources associated with Gibson South are included in the Coal Mineral Resources table above.

The Gibson South mine had 49.0 million tons of coal mineral reserves at the end of 2022.  The year over year reconciliation is as follows:

Gibson South Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2022	49.0
Production	(5.3)
Mineral Acquisition / Deletion	1.5
Tons as of December 31, 2023	45.2

Normal course adjustments are associated with numerous slight changes in the geologic model.

Tunnel Ridge Mine

Tunnel Ridge, located at 40°09'17" N, -80°39'26"W, is an underground longwall mine in the Pittsburgh No. 8 seam of coal, and currently has approximately 22,345 underground acres permitted. The mine property is controlled through both fee ownership and leases of the coal.  The coal mined and to be mined by Tunnel Ridge is leased from the Joseph W. Craft III Foundation, the Kathleen S. Craft Foundation, Alliance Resource Properties and third parties.  Please read "Item 8. Financial Statements and Supplemental Data - Note 20 – Related-Party Transactions" for additional information on related-party leases.  Tunnel Ridge either owns or controls the surface properties upon which its facilities are located, including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes.  Local infrastructure is as follows:

Major Roads:  Interstate 70,

Railroads:  None,

Airport:  Pittsburgh International Airport (PIT),

Town:  Wheeling,

Docks:  Tunnel Ridge on the Ohio River,

Water:  Municipal water districts and mine sources,

Electricity:  American Electric Power (AEP), West Penn Power (WPP)

Personnel:  Regional.

SMITHFIELD
WELLSBURG
JEFFERSON
BROOKE
BETHANY
ADENA
OHIO
RIVER LOADING FACILITY
PREP PLANT
WASHINGTON
OHIO
BELMONT
SCHOOLHOUSE PORTAL
VALLEY GROVE
SAINT CLAIRSVILLE
WHEELING
WASHINGTON
WEST VIRGINIA
PENNSYLVANIA
MARSHALL
GREENE
OHIO
MOUNDSVILLE
0
20000
40000
Feet

MAJOR HIGHWAY	
ACTIVE RAILROAD	
GENERAL MINE AREA	

TUNNEL RIDGE, LLC

TUNNEL RIDGE MINE

GENERAL LOCATION MAP

Description

The underground mine is currently in production using longwall and room-and-pillar methods utilizing a heavy media, float/sink style preparation plant.  Exploration continues as needed to fulfill mining and permitting requirements.  The mine began production in 2010.  All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards.  Total book value of the property and any associated plant and equipment for Tunnel Ridge as of December 31, 2023 was $301.7 million.

History

Valley Camp Coal Company operated mines on the property prior to Tunnel Ridge's operations. In general, all drilling has shown a highly consistent coal seam of mineable thickness and quality for the high-sulfur thermal utility market.

Encumbrances

Our credit facility is secured by, among other things, liens against certain Tunnel Ridge surface properties, coal leases and owned coal.  Documentation of such liens is of record in the Office of the County Commission of Ohio County, West Virginia and the Office of the Recorder of Deeds of Washington County, Pennsylvania.  Please read "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-term Debt" for more information on our credit facility.

Accounts receivable generated from the sale of coal mined from this property are collateral for our accounts receivable securitization facility, evidenced by financing statements of record in the Office of the County Commission of Ohio County, West Virginia and the Office of the Recorder of Deeds of Washington County, Pennsylvania.  Please read "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-term Debt" for more information on our accounts receivable securitization facility.

Tunnel Ridge is located on the West Virginia / Pennsylvania State boundary, operating in each state.  As such, regulatory requirements must be met pertaining to mining facilities located in each state.

For operations in West Virginia, the WVDEP is the regulatory authority over mining activities.  Within the WVDEP, the Division of Mining and Reclamation is responsible for review and issuance of all permits relative to coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations.

For operations in Pennsylvania, the PADEP is the regulatory authority over mining activities.  Within the PADEP, the Bureau of District Mining Operations is responsible for review and issuance of all permits relative to coal mining and reclamation activities, and financial assurance of comprehensive environmental protection performance standards related to surface and underground coal mining operations.

Geology and Reserves

Tunnel Ridge extracts coal underground from the Pittsburgh No.8 seam with depths ranging from 300 to 975 feet across the reserve.  The table below summarizes mineral reserves as of December 31, 2023 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Tunnel Ridge
Proven Mineral Reserves	64.5	7.12	7.92	3.10	13,711	4.52	67.88
Probable Mineral Reserves	53.7	7.26	8.30	3.49	13,618	5.13	68.06
Total Mineral Reserves	118.2	7.18	8.09	3.28	13,669	4.79	67.96

Resources associated with Tunnel Ridge are included in the Coal Mineral Resources table above.

The Tunnel Ridge mine had 120.0 million tons of coal mineral reserves at the end of 2022.  The year over year reconciliation is as follows:

Tunnel Ridge Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2022	120.0
Production	(7.7)
Mineral Acquisition / Deletion	(1.2)
Mine Plan Adjustment	6.8
Normal Course Adjustments	0.3
Tons as of December 31, 2023	118.2

OIL & GAS RESERVES

Summary of Oil & Gas Reserves

Our mineral interests are primarily located in three basins, which are also our areas of focus for future development.  These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) Basins.  At December 31, 2023, we had 49,794 developed and undeveloped net acres held at a weighted average royalty of 17.0%. Our net acres standardized to 1/8th royalty equates to 67,745 net royalty acres, including 3,969 net royalty acres owned through our equity interest in AllDale III.

The following table presents our estimated net proved oil & gas reserves, including our share of reserves attributable to our equity interest in AllDale III, as of December 31, 2023 based on the reserve report prepared by our internal engineering team and reserve information provided by AllDale III. The reserve report and reserve information have been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves are located in the continental United States.

	As of December 31, 2023
	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE) (2)

Estimated proved developed reserves	7,754	45,684	5,485	20,854
Estimated proved undeveloped reserves	1,599	5,839	868	3,440
Total estimated proved reserves (1)	9,353	51,523	6,353	24,294
(1)	Proved reserves of approximately 1,780 MBOE were attributable to noncontrolling interests as of December 31, 2023.
(2)	Natural gas reserve volumes are converted to BOE based on a 6:1 ratio: 6 Mcf of natural gas converts to one BOE.

Estimates of reserves as of December 31, 2023 were prepared using product prices equal to the unweighted arithmetic average of the first-day-of-the-month market price for each month in the period from January through December 2023.  The average realized product prices weighted by production over the remaining lives of the properties are $77.61/Bbl for oil, $1.55/Mcf of natural gas and $22.63 per barrel of NGL.  These prices are adjusted for energy content, associated average differential and transportation deducts by producing area to arrive at the net realized prices by product.  For 2023, NGL prices averaged approximately 33% of the posted oil prices during the course of the year with an additional $3.18/Bbl deducted for transportation costs.

The following table summarizes our changes in proved undeveloped reserves (in MBOE):

Beginning balance, January 1, 2023*	3,795
Acquisitions of proved undeveloped reserves	38
Transfers of PUDs to estimated proved developed	(1,448)
Extensions and discoveries	2,462
Revisions of previous estimates	(1,407)
Ending balance, December 31, 2023	3,440

* Recast to reflect the JC Resources Acquisition as if we, rather than JC Resources, acquired the mineral interests in 2019. Please see "Item 8. Financial Statement and Supplemental Data—Note 1 – Organization and Presentation and Note 3 – Acquisitions" for more information.

As a mineral interest owner we have no transparency into or control over the Operators' investments and operational progress to convert PUDs to proved developed producing reserves. We do not incur any capital expenditures or lease operating expenses in connection with the development of our PUDs, which costs are borne entirely by the Operators. As a result, during the year ended December 31, 2023, we did not have any expenditures to convert PUDs to proved developed producing reserves.  PUDs that have not been developed within two years of permitting are reviewed and removed from proved reserves as necessary. As of December 31, 2023, approximately 14.16% of our total proved reserves were classified as PUDs.

Evaluation and Review of Reserves

Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates.

Under SEC rules, proved reserves are those quantities of oil & gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a "high degree of confidence that the quantities will be recovered." All of our proved reserves as of December 31, 2023 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil & gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil & gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods:

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

Excluding our share of proved reserves held by AllDale III, our 2023 year-end estimate of proved reserves were prepared by our internal engineering team.  Our engineering team works to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Our proved resource estimates were audited by CGA. Our engineering team met with CGA periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. Our engineering team provided historical information to CGA for our properties, such as oil & gas production, well test data, and realized commodity prices. Our engineering team also provided ownership interest information with respect to our properties. Our internal petroleum engineer, primarily responsible for overseeing the petroleum reserves preparation, has over 20 years of engineering and operations experience in the oil & gas sector and a Bachelor of Science in Petroleum Engineering.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

●	review and verification of historical data, which is based on actual production as reported by the Operators;
●	verification of property ownership by our land department;
●	review of all our reported proved reserves semi-annually including the review of all significant reserve changes and proved undeveloped reserves additions by our internal petroleum engineer;
●	internally prepared reserve estimates compared to reserves audit by CGA;
●	review of changes in reserves semi-annually by our internal petroleum engineer and by senior management; and
●	no employee's compensation is tied to the amount of reserves booked.

CGA, an independent third-party petroleum engineering firm, does not own an interest in any of our properties and is not employed on a contingent basis. When compared on a well-by-well basis, some of our estimates are greater and some are less than the CGA estimates. CGA is satisfied with our methods and procedures used to prepare the December 31, 2023 reserve estimates and future revenue, and noted nothing of an unusual nature that would cause CGA to take exception with the estimates, in the aggregate, prepared by us. CGA's audit report with the respect to our proved reserve estimates as of December 31, 2023 is included as an exhibit to this Annual Report on Form 10-K.

CGA was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical person primarily responsible for auditing the estimates meets or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in judiciously applying industry-standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Acreage Concentration

Our mineral interests, which include both proved reserves discussed above and unproved reserves, are primarily located in three basins, which are also our areas of focus for future operator development.  These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) Basins.  Below is a chart reflecting our gross, net mineral and net royalty acreage associated with our mineral interests in each of our primary basins as of December 31, 2023.

	Developed Acreage			Undeveloped Acreage
	Gross	Net Mineral	Net Royalty	Gross	Net Mineral	Net Royalty
Basin
Permian Basin	378,510	11,114	14,894	517,804	15,204	20,350
Anadarko Basin	179,993	6,489	9,199	295,884	10,667	15,112
Williston Basin	153,772	2,541	3,363	84,118	1,390	1,849
Other	28,174	1,027	1,296	37,363	1,362	1,682
Total	740,449	21,171	28,752	935,169	28,623	38,993

Oil & Gas Production Prices and Production Costs

For the year ended December 31, 2023, 45.5% of our production and 79.4% of our oil & gas revenues were related to oil production and sales, respectively.  The following table sets forth information regarding production of oil & gas including our equity investment in AllDale III and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2023	2022*	2021*
Production:
Oil (MBbls)	1,462	1,104	929
Natural gas (MMcf)	6,161	5,226	3,881
Natural gas liquids (MBbls)	726	541	402
BOE (MBbls)	3,215	2,516	1,978
Average Realized Prices:
Oil (per Bbl)	$77.40	$94.76	$66.19
Natural gas (per Mcf)	$2.03	$6.29	$3.86
Natural gas liquids (per Bbl)	$23.15	$38.53	$28.58
BOE (MBbls)	$44.32	$62.94	$44.47
Unit cost per BOE:
Production and ad valorem taxes	$4.37	$5.61	$4.54

* Recast to reflect the JC Resources Acquisition as if we, rather than JC Resources, acquired the mineral interests in 2019. Please see "Item 8. Financial Statement and Supplemental Data—Note 1 – Organization and Presentation and Note 3 – Acquisitions" for more information.

Productive Wells

As of December 31, 2023, 10,795 gross productive horizontal wells and 5,769 gross productive vertical wells were located on the acreage in which we have a mineral interest. Of our productive horizontal wells, 992 are considered natural gas wells, while the remaining 9,803 primarily produce oil.  Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.  We do not own any material working interests in any wells. Accordingly, we do not own any net wells.

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

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay. A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.). Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.). The plaintiffs in these cases seek class and collective action certification, which we oppose, and the courts have not yet made definitive final rulings on these issues. The plaintiffs seek to recover alleged compensatory, liquidated and/or exemplary damages for the alleged underpayment, and costs and fees that potentially may be recoverable under applicable law. We believe our ultimate exposure, if any, will not be material to our results of operations or financial position; however, if our current belief as to the merit of the claims in these lawsuits is not upheld, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

The common units representing limited partners' interests are listed on the NASDAQ Global Select Market under the symbol "ARLP." The common units began trading on August 20, 1999.  There were approximately 53,108 record holders of common units at December 31, 2023.

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

Unit Repurchase Program

On May 31, 2018, ARLP announced that the Board of Directors approved the establishment of a unit repurchase program authorizing ARLP to repurchase up to $100 million of its outstanding limited partner common units. In January 2023, the Board of Directors authorized a $93.5 million increase to the unit purchase program, which had $6.5 million of available capacity at the time. The unit repurchase program is intended to enhance ARLP's ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units, and repurchases may be commenced or suspended from time to time without prior notice.

During the three months ended December 31, 2023, we did not repurchase and retire any units. Since the inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.  The remaining authorized amount for unit repurchases under this program was $80.6 million at December 31, 2023.

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

Organization

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

In addition to our mining operations, Alliance Resource Properties owns or leases substantially all of our coal mineral resources and the majority of our coal mineral reserves in the Illinois and Appalachia Basins that are (a) leased to our internal mining complexes or (b) near our coal mining operations but not yet leased.

We currently own minerals interests in approximately 67,700 net royalty acres in premier oil & gas producing regions of the United States, primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins providing us with diversified exposure to industry-leading operators consistent with our general strategy to grow our oil & gas mineral interest business.

We have invested in energy and infrastructure opportunities including our investments in Francis, Infinitum, NGP ET IV, and Ascend which are in the businesses of, respectively, electric vehicle charging stations, electric motor manufacturing, private equity investments in renewable energy, the electrification of our economy or the efficient use of energy, and the manufacturing and recycling of sustainable, engineered battery materials for electric vehicles.

Please see "Item 1. Business and Item 2. Properties" in our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion of our various businesses.

As of December 31, 2023, we had four reportable segments: Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties. We also have an "all other" category referred to as Other, Corporate and Elimination. Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties.

●	The Illinois Basin Coal Operations reportable segment includes (a) the Gibson mining complex, (b) the Warrior mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The segment also includes our Mt. Vernon coal-loading terminal in Indiana which operates on the Ohio River, MAC and other support services, and our idled or closed mining complexes.

●	The Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining mining complex.

●	The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals as well as our equity interests in AllDale III.

●	The Coal Royalties reportable segment includes substantially all of our coal mineral resources and the majority of our coal mineral reserves owned or leased by Alliance Resource Properties. Approximately 60% of the coal sold by our coal operations' mines was leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, the Matrix Group, our investments in Francis, Infinitum, NGP ET IV and Ascend, Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Resource Finance Corporation (both discussed in "Item 8. Financial Statements and Supplementary Data – Note 6 – Long-Term Debt") and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Oil & Gas Acquisitions

During 2023, through the JC Resources and Skyland Acquisitions and other ground game acquisitions, we acquired approximately 6,443 oil & gas net royalty acres in the Delaware, Anadarko and Williston basins. These acquisitions enhanced our ownership position in these basins and furthered our business strategy to grow our Oil & Gas Royalties segment through accretive acquisitions. See "Item 8. Financial Statements and Supplementary Data – Note 3 – Acquisitions" for more information.

Growth Investments and Opportunities

During 2023, we invested $49.6 million in Infinitum and Ascend. This brings our total investment in Francis, Infinitum, NGP ET IV and Ascend to $119.1 million with a remaining commitment of $18.4 million to NGP ET IV. See "Item 8. Financial Statements and Supplementary Data – Note 12 – Equity Investments" for additional information on Francis, Infinitum, NGP ET IV and Ascend.

Risks and Uncertainties

We face a variety of risks and uncertainties that management considers in the operation and planning of our businesses, which could affect our financial position and results of operations. For additional information regarding our risks and uncertainties that affect our business and the industries in which we operate, see "Item 1A. Risk Factors".

Business Strategy

Our primary business strategy is to create sustainable, capital-efficient growth in available cash to maximize unitholder returns by:

●	expanding our coal operations by adding and developing mines and coal mineral reserves and resources in existing, adjacent or neighboring properties;
●	extending the lives of our current mining operations through the acquisition and development of coal mineral reserves and resources using our existing infrastructure;
●	continuing to make productivity improvements to remain a low-cost coal producer in each region in which we operate;
●	strengthening our position with existing and future customers by offering a broad range of coal qualities, transportation alternatives and customized services;
●	developing strategic relationships to take advantage of opportunities within the coal and oil & gas industries and in other industries inside and outside of the Master Limited Partnership sector;
●	continuing to make investments in oil & gas mineral interests in various geographic locations within producing basins in the continental United States;

●	strengthen and expand our technology company, Matrix Group, as we continue to develop and market industrial, mining and technology products and services worldwide; and
●	continuing to identify and make strategic investments in the advancement of energy and related infrastructure opportunities to leverage our core competencies and build platforms for future lines of business with long-term growth and cash flow generation.

How We Evaluate Our Performance

Our management uses a variety of financial and operational measurements to analyze our performance. Primary measurements include the following: (1) coal sales price per ton; (2) BOE sold; (3) price per BOE; (4) coal royalty tons sold; (5) coal royalty revenue per ton; (6) Segment Adjusted EBITDA Expense per ton; (7) EBITDA; and (8) Segment Adjusted EBITDA.

Coal Sales Price per Ton

We define coal sales price per ton as total coal sales divided by tons sold. We review coal sales price per ton to evaluate marketing efforts and for market demand and trend analysis.

Oil & gas BOE sold

We monitor and analyze our BOE sales volumes from the various basins that comprise our portfolio of mineral interests. We also regularly compare projected volumes to actual volumes reported and investigate unexpected variances.

Price per BOE

We define price per BOE as total oil & gas royalties divided by BOE produced. We review price per BOE to evaluate performance against budget and for trend analysis.

Coal Royalty Tons sold

We monitor and analyze our coal royalty sales volumes from our various mining subsidiaries for coal leased by Alliance Resource Properties for consistency with our coal operations segments and for trend analysis.

Coal Royalty Revenue per Ton

We define coal royalty revenue per ton as total coal royalties divided by royalty tons sold. We review coal royalty revenue per ton to evaluate consistency with our coal operations segments and for trend analysis.

Segment Adjusted EBITDA Expense per Ton

We define Segment Adjusted EBITDA Expense per ton (a non-GAAP financial measure) as the sum of operating expenses, coal purchases and other expense divided by total tons sold. We review Segment Adjusted EBITDA Expense per ton for cost trends.

EBITDA

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

Analysis of Historical Results of Operations – 2023 Compared with 2022

Consolidated Information

Total Revenues

Total revenues increased 6.1% to a record $2.57 billion in 2023 compared to $2.42 billion in 2022 primarily due to higher coal sales revenues.

Total operating expenses

Total operating expenses increased to $1.89 billion in 2023 compared to $1.72 billion in 2022 due primarily to the sale of higher cost purchased coal and increased per ton costs on certain expense items discussed in more detail below.

Net income attributable to ARLP

Increased revenues and lower income tax expense more than offset higher total operating expenses in 2023, resulting in record net income attributable to ARLP of $630.1 million, or $4.81 per basic and diluted limited partner unit for 2023, compared to $586.2 million, or $4.39 per basic and diluted limited partner unit, for 2022.

Coal sales

Coal sales increased $108.0 million or 5.1% to $2.21 billion for 2023 from $2.10 billion for 2022. The increase reflects the benefit of higher average coal sales prices, which contributed $175.7 million in additional coal sales, partially offset by lower tons sold, which reduced coal sales by $67.7 million. Higher price realizations in domestic markets drove coal sales prices higher by 8.6% in 2023 to $64.17 per ton sold, compared to $59.07 per ton sold during 2022.

Coal - Segment Adjusted EBITDA Expense

Beginning in 2023, we redefined Coal - Segment Adjusted EBITDA Expense to reflect the activity of Alliance Coal, which is the holding company for our coal mining operations. We have retrospectively adjusted Coal - Segment Adjusted EBITDA Expense in prior periods to be on the same basis.

Segment Adjusted EBITDA Expense for our coal operations increased 8.8% to $1.39 billion, as a result of higher per ton costs. On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 12.4% to $40.38 per ton sold in 2023 compared to $35.91 per ton in 2022, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 14.6% to $12.20 per ton in 2023 from $10.65 per ton in 2022. The increase of $1.55 per ton was primarily due to higher incentive benefits and direct labor costs at several mines.

●	Material and supplies expenses per ton produced increased 2.6% to $14.02 per ton in 2023 from $13.67 per ton in 2022. The increase of $0.35 per ton produced primarily reflects increases of $0.13 per ton for safety related materials and supplies, $0.11 per ton for various preparation plant expenses and $0.09 per ton for ventilation related expenses, partially offset by a decrease of $0.12 per ton for environmental and reclamation expenses other than longwall subsidence.

●	Maintenance expenses per ton produced increased 27.6% to $4.62 per ton in 2023 from $3.62 per ton in 2022. The increase of $1.00 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.64 per produced ton sold in 2023 compared to 2022 primarily as a result of higher price realizations and higher federal black lung excise tax as a result of the tax rate increasing effective October 1, 2022, partially offset by a favorable mix of tons sold mined in states without severance taxes.

●	Outside coal purchases increased $36.0 million in 2023 as a result of increased sales from purchased coal to meet contractual commitments at our Mettiki longwall operation which experienced challenging geological conditions that delayed development of a new district. Purchased coal generally costs more on a per ton basis than our produced coal.

For a definition of Segment Adjusted EBITDA Expense and related reconciliation to its comparable GAAP financial measure, please see below under "—Reconciliation of Non-GAAP Financial Measures."

Oil & gas royalties

Oil & gas royalty revenues decreased to $137.8 million in 2023 compared to $151.1 million for 2022. The decrease of $13.3 million was primarily due to lower average sales price per BOE, which decreased by 29.4%, partially offset by higher BOE volumes.

Other revenues

Other revenues principally comprised Matrix Design sales, Mt. Vernon transloading revenues, oil & gas lease bonus revenues, and other miscellaneous sales and revenue activities. Other revenues increased to $76.5 million in 2023 from $52.8 million in 2022. The increase of $23.7 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary.

Income tax expense

Income tax expense decreased to $8.3 million for 2023 compared to $54.0 million for 2022 primarily as a result of our recognition of a one-time non-cash income tax charge of $37.3 million during 2022 in connection with the Tax Election.

Transportation revenues and expenses

Transportation revenues and expenses were $142.3 million and $113.9 million for 2023 and 2022, respectively. The increase of $28.4 million was primarily attributable to increased average third-party transportation rates in 2023 and increased coal shipments for which we arrange third-party transportation.  Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA

Our 2023 Segment Adjusted EBITDA decreased $20.4 million, or 2.0%, to $1.01 billion from 2022 Segment Adjusted EBITDA of $1.03 billion primarily as a result of higher operating expenses and outside coal purchases, partially offset by increased revenues.

For a definition of Segment Adjusted EBITDA and related reconciliation to its comparable GAAP financial measure, please see below under "—Reconciliation of Non-GAAP Financial Measures."

Segment Information

	Year Ended December 31,
	2023	2022 (1)	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$514,118	$420,684	$93,434	22.2%
Appalachia Coal Operations	330,723	426,402	(95,679)	(22.4)%
Oil & Gas Royalties	121,508	143,179	(21,671)	(15.1)%
Coal Royalties	41,163	38,809	2,354	6.1%
Other, Corporate and Elimination (2)	4,661	3,495	1,166	33.4%
Total Segment Adjusted EBITDA (3)	$1,012,173	$1,032,569	$(20,396)	(2.0)%

Coal - Tons sold
Illinois Basin Coal Operations	24,724	24,110	614	2.5%
Appalachia Coal Operations	9,718	11,479	(1,761)	(15.3)%
Total tons sold	34,442	35,589	(1,147)	(3.2)%

Coal sales
Illinois Basin Coal Operations	$1,364,901	$1,219,943	$144,958	11.9%
Appalachia Coal Operations	845,309	882,286	(36,977)	(4.2)%
Total coal sales	$2,210,210	$2,102,229	$107,981	5.1%

Other revenues
Illinois Basin Coal Operations	$10,505	$6,822	$3,683	54.0%
Appalachia Coal Operations	1,885	1,481	404	27.3%
Oil & Gas Royalties	3,774	3,837	(63)	(1.6)%
Coal Royalties	42	56	(14)	(25.0)%
Other, Corporate and Elimination	60,244	40,622	19,622	48.3%
Total other revenues	$76,450	$52,818	$23,632	44.7%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$861,288	$806,080	$55,208	6.8%
Appalachia Coal Operations	516,471	464,029	52,442	11.3%
Oil & Gas Royalties	16,532	15,395	1,137	7.4%
Coal Royalties	24,451	21,871	2,580	11.8%
Other, Corporate and Elimination (2)	(14,024)	(23,497)	9,473	40.3%
Total Segment Adjusted EBITDA Expense (3)	$1,404,718	$1,283,878	$120,840	9.4%

Oil & Gas Royalties
Volume - BOE (4)	3,105	2,405	700	29.1%
Oil & gas royalties	$137,751	$151,060	$(13,309)	(8.8)%

Coal Royalties
Volume - Tons sold (5)	$20,186	21,780	$(1,594)	(7.3)%
Intercompany coal royalties	65,572	$60,624	4,948	8.2%
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 8. Financial Statements and Supplementary Data— Note 1 – Organization and Presentation."
(2)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our coal operations segments in addition to the expenses for the other miscellaneous activities included in this category.
(3)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under "— Reconciliation of Non-GAAP Financial Measures."
(4)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

(5)	Represents tons sold by our coal operations segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 22.2% to $514.1 million in 2023 from $420.7 million in 2022.  The increase of $93.4 million was primarily attributable to higher coal sales, which increased 11.9% to $1.36 billion in 2023 from $1.22 billion in 2022, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price per ton, which increased by 9.1% compared to 2022 reflecting increased domestic prices, and increased tons sold, which rose 2.5% in 2023 as a result of increased sales volumes at the Warrior, Hamilton and Gibson South mines. Segment Adjusted EBITDA Expense increased 6.8% to $861.3 million in 2023 from $806.1 million in 2022 primarily as a result of increased sales volumes and higher operating expenses per ton.  Segment Adjusted EBITDA Expense per ton increased 4.2% or $1.41 per ton sold to $34.84 from $33.43 per ton sold in 2022 primarily as a result of inflationary pressures on numerous expense items, including labor-related expenses and maintenance costs, and increased sales-related expenses due to higher price realizations, partially offset by lower expenses at our Hamilton mine, that experienced an unexpected outage during 2022.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 22.4% to $330.7 million for 2023 from $426.2 million in 2022.  The decrease of $95.5 million was primarily attributable to increased operating expenses and lower coal sales volumes.  Coal sales volumes decreased 15.3% compared to 2022 as a result of lower production across the region due to lock outages, customer plant maintenance, reduced operating units at MC Mining, challenging geologic conditions that delayed development of a new district at our Mettiki longwall operation and increased longwall move days at our Tunnel Ridge mine.  Coal sales prices increased by 13.2% compared to 2022 primarily due to increased domestic price realizations in the region.  Segment Adjusted EBITDA Expense increased 11.3% to $516.5 million in 2023 from $464.0 million in 2022 due to higher per ton operating expenses, partially offset by lower volumes.  Segment Adjusted EBITDA Expense per ton increased 31.5% to $53.15 compared to $40.42 per ton sold in 2022, as a result of lower volumes previously discussed, purchased coal and inflationary pressures on certain expense items, most notably labor-related expenses and materials and maintenance costs, and increased sales-related expenses due to higher price realizations.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $121.5 million for 2023 from $143.2 million in 2022.  The decrease of $21.7 million was primarily due to lower average sales price per BOE, which decreased 29.4% to $44.37 per BOE, partially offset by increased volumes in 2023, which increased by 29.1%. Higher BOE volumes during 2023 resulted from increased drilling and completion activities on our properties and additional volumes from oil & gas mineral interest acquisitions.

Coal Royalties – Segment Adjusted EBITDA increased 6.1% to $41.2 million for 2023 from $38.8 million in 2022.  The $2.4 million increase was a result of higher average royalty rates per ton, partially offset by reduced royalty tons sold.

Analysis of Historical Results of Operations – 2022 Compared with 2021

Consolidated Information

Total Revenues

Total revenues increased 53.2% to a record $2.42 billion in 2022 compared to $1.58 billion in 2021 primarily due to substantial increases in prices and volumes from coal operations and royalties and oil & gas royalties.

Total operating expenses

Total operating expenses increased to $1.75 billion in 2022 compared to $1.36 billion in 2021 due primarily to increased coal sales volumes and ongoing inflationary cost pressures.

Net income attributable to ARLP

Higher revenues, partially offset by increased total operating expenses and income tax expense, led to significantly higher net income attributable to ARLP, which rose 220.7% to a record $586.2 million for 2022, or $4.39 per basic and diluted limited partner unit, compared to $182.8 million, or $1.36 per basic and diluted limited partner unit, for 2021.

Coal sales

Coal sales increased $715.3 million or 51.6% to $2.10 billion for 2022 from $1.39 billion for 2021.  The increase was attributable to a price variance of $572.6 million due to higher average coal sales prices and a volume variance of $142.7 million resulting from increased tons sold.  Coal sales price realizations increased by 37.4% in 2022 to $59.07 per ton sold, compared to $42.98 per ton sold during 2021, due to favorable market conditions. Improved coal demand in both the domestic and export markets during 2022 drove coal sales volumes higher by 10.3% to 35.6 million tons sold compared to 32.3 million tons sold in 2021.

Coal - Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense for our coal operations increased 33.2% to $1.28 billion, as a result of higher coal sales volumes and inflationary cost pressures.  On a per ton basis, Segment Adjusted EBITDA Expense for our coal operations increased 20.8% to $35.91 per ton sold in 2022 compared to $29.73 per ton in 2021, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 14.6% to $10.65 per ton in 2022 from $9.29 per ton in 2021. The increase of $1.36 per ton was primarily due to higher labor costs at several mines.

●	Material and supplies expenses per ton produced increased 32.8% to $13.67 per ton in 2022 from $10.29 per ton in 2021. The increase of $3.38 per ton produced primarily reflects inflationary cost pressures including increases of $1.11 per ton for roof support, $0.47 per ton for ventilation related expenses, $0.43 per ton for power and fuel, $0.39 per ton for contract labor used in the mining process, $0.37 per ton for various preparation plant expenses and $0.26 per ton for environmental and reclamation expenses other than longwall subsidence.

●	Maintenance expenses per ton produced increased 30.7% to $3.62 per ton in 2022 from $2.77 per ton in 2021. The increase of $0.85 per ton produced was primarily as a result of inflationary cost pressures.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.68 per produced ton sold in 2022 compared to 2021 primarily as a result of higher price realizations, partially offset by a temporary decrease in the federal black lung excise tax, from January 1, 2022 to September 30, 2022, a favorable mix of tons sold mined in states with severance taxes and decreased excise taxes per ton resulting from a greater mix of export shipments.

Oil & gas royalties

Oil & gas royalty revenues increased to $151.1 million in 2022 compared to $84.2 million for 2021.  The increase of $66.9 million was primarily due to significantly higher sales price realizations per BOE and volumes in 2022.

Other revenues

Other revenues principally comprised Matrix Design sales, Mt. Vernon transloading revenues and other miscellaneous sales and revenue activities.  Other revenues increased to $52.8 million in 2022 from $38.5 million in 2021.  The increase of $14.3 million was primarily due to increased sales of mining technology products by our Matrix Design subsidiary.

Income tax expense

Income tax expense increased to $54.0 million for 2022 compared to $0.4 million for 2021 as a result of Alliance Minerals' election during 2022 to be treated as a taxable entity for federal and state income tax purposes.  We recognized a one-time non-cash income tax charge of $37.3 million and income tax expense of $17.5 million during 2022 related to Alliance Minerals.  Please read "Item 8. Financial Statements and Supplementary Data—Note 7 – Income Taxes."

Transportation revenues and expenses

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

Segment Adjusted EBITDA

Our 2022 Segment Adjusted EBITDA increased $475.2 million, or 85.2%, to $1.03 billion from 2021 Segment Adjusted EBITDA of $557.4 million primarily as a result of increased revenues, partially offset by higher operating expenses.

Segment Information

	Year Ended December 31,
	2022 (1)	2021 (1)	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$420,684	$265,292	$155,392	58.6%
Appalachia Coal Operations	426,402	172,601	253,801	147.0%
Oil & Gas Royalties	143,179	76,920	66,259	86.1%
Coal Royalties	38,809	33,202	5,607	16.9%
Other, Corporate and Elimination (2)	3,495	9,383	(5,888)	(62.8)%
Total Segment Adjusted EBITDA (3)	$1,032,569	$557,398	$475,171	85.2%

Coal - Tons sold
Illinois Basin Coal Operations	24,110	22,264	1,846	8.3%
Appalachia Coal Operations	11,479	10,004	1,475	14.7%
Total tons sold	35,589	32,268	3,321	10.3%

Coal sales
Illinois Basin Coal Operations	$1,219,943	$873,930	$346,013	39.6%
Appalachia Coal Operations	882,286	512,993	369,293	72.0%
Total coal sales	$2,102,229	$1,386,923	$715,306	51.6%

Other revenues
Illinois Basin Coal Operations	$6,822	$4,666	$2,156	46.2%
Appalachia Coal Operations	1,481	3,940	(2,459)	(62.4)%
Oil & Gas Royalties	3,837	2,256	1,581	70.1%
Coal Royalties	56	69	(13)	(18.8)%
Other, Corporate and Elimination	40,622	27,586	13,036	47.3%
Total other revenues	$52,818	$38,517	$14,301	37.1%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$806,080	$613,303	$192,777	31.4%
Appalachia Coal Operations	464,029	344,332	119,697	34.8%
Oil & Gas Royalties	15,395	11,051	4,344	39.3%
Coal Royalties	21,871	18,269	3,602	19.7%
Other, Corporate and Elimination (2)	(23,497)	(33,198)	9,701	29.2%
Total Segment Adjusted EBITDA Expense (3)	$1,283,878	$953,757	$330,121	34.6%

Oil & Gas Royalties
Volume - BOE (4)	2,405	1,877	528	28.1%
Oil & gas royalties	$151,060	$84,183	$66,877	79.4%

Coal Royalties
Volume - Tons sold (5)	21,780	20,247	1,533	7.6%
Intercompany coal royalties	$60,624	$51,402	$9,222	17.9%
(1)	Recast for the JC Resources Acquisition. For more information, please read "Item 8. Financial Statements and Supplementary Data— Note 1 – Organization and Presentation."
(2)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our coal operations segments in addition to the expenses for the other miscellaneous activities included in this category.
(3)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under "—Reconciliation of Non-GAAP Financial Measures.'"
(4)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

(5)	Represents tons sold by our coal operations segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 58.6% to $420.7 million in 2022 from $265.3 million in 2021.  The increase of $155.4 million was primarily attributable to higher coal sales, which increased 39.6% to $1.22 billion in 2022 from $873.9 million in 2021, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price per ton, which increased by 28.9% compared to 2021 due to increased domestic prices and significantly higher export prices and increased tons sold, which rose 8.3% in 2022 as a result of increased sales volumes primarily at our Gibson South mine. Segment Adjusted EBITDA Expense increased 31.4% to $806.1 million in 2022 from $613.3 million in 2021 primarily as a result of increased sales volumes and higher expenses per ton.  Segment Adjusted EBITDA Expense per ton increased 21.3% or $5.88 per ton sold to $33.43 from $27.55 per ton sold in 2021 primarily as a result of inflationary pressures on numerous expense items, including labor-related expenses and supply and maintenance costs, increased sales-related expenses due to higher price realizations, reduced recoveries across the region and lost production due to an unexpected outage caused by a thermal event which lasted approximately four weeks in addition to increased longwall move days at our Hamilton mine during 2022.  There were no injuries and no damages to equipment as a result of the thermal event at Hamilton, and mining operations returned to normal production levels in December 2022.

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

Oil & Gas Royalties – Segment Adjusted EBITDA increased to $143.2 million for 2022 from $76.9 million in 2021.  The increase of $66.3 million was primarily due to higher sales price realizations, which increased 40.1% to $62.83 per BOE, and increased volumes in 2022.  Volumes increased by 28.1% to 2.4 million BOE sold in 2022 compared to 1.9 million BOE sold in 2021 as a result of increased drilling and completion activities and additional volumes from oil & gas mineral interest acquisitions completed during 2022.

Coal Royalties – Segment Adjusted EBITDA increased 16.9% to $38.8 million for 2022 from $33.2 million in 2021.  The increase of $5.6 million was a result of increased royalty tons sold and higher average royalty rates per ton.

Reconciliation of Non-GAAP Financial Measures

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

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net income	$636,170	$588,158	$183,369
Noncontrolling interest	(6,052)	(1,958)	(598)
Net income attributable to ARLP	$630,118	$586,200	$182,771
General and administrative	79,096	80,425	70,275
Depreciation, depletion and amortization	267,982	276,670	264,794
Interest expense, net	26,697	35,296	39,141
Income tax expense	8,280	53,978	417
Consolidated Segment Adjusted EBITDA	$1,012,173	$1,032,569	$557,398

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

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$1,368,787	$1,288,082	$944,419
Outside coal purchases	36,149	151	6,372
Other expense (income)	(218)	(4,355)	2,966
Segment Adjusted EBITDA Expense	$1,404,718	$1,283,878	$953,757

Ongoing Acquisition Activities

Consistent with our business strategy, from time to time we engage in discussions with potential sellers regarding our possible acquisitions of certain assets and/or companies of the sellers. For more information on acquisitions, please read "Item 8. Financial Statements and Supplementary Data—Note 1 – Organization and Presentation" and "—Note 3 – Acquisitions" of this Annual Report on Form 10-K.

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

Oil & Gas Acquisitions

During 2023, through the JC Resources and Skyland Acquisitions and other ground game acquisitions we acquired approximately 6,443 oil & gas net royalty acres in the Anadarko, Williston and Delaware Basins for an aggregate purchase price of $110.9 million. We funded these acquisitions with cash on hand. For additional information about our acquisitions of oil & gas assets, please see "Business — Oil & Gas Acquisitions."

Growth Investments and Opportunities

During 2023, we invested $49.6 million in Infinitum and Ascend with cash on hand. These investments are aligned with our strategy of furthering the development of energy and related infrastructure and investing in attractive opportunities that leverage our core competencies and build platforms for future lines of business with long-term growth and cash flow generation. Also, as of December 31, 2023, we have funded $6.6 million of a $25 million commitment in NGP ET IV with cash on hand. For additional information about our energy and infrastructure investments, please see "Business — Growth Investments and Opportunities."

Unit Repurchase Program

In January 2023, the Board of Directors authorized a $93.5 million increase to the unit repurchase program. As a result, we were authorized to repurchase up to a total of $100.0 million of ARLP's limited partner common units. During the year ended December 31, 2023, we repurchased and retired 929,842 units at an average price of $20.90 for an aggregate purchase price of $19.4 million, leaving $80.6 million authorized. Please read "Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities" for more information on the unit repurchase program.

Revolving Credit Facility

On January 13, 2023, Alliance Coal entered into the Credit Agreement with various financial institutions. The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit of up to the full amount of $425 million, and for a term loan in an aggregate principal amount of $75 million. The Credit Agreement matures on March 9, 2027, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full. The Credit Agreement will instead mature on January 30, 2025, if on that date our Senior Notes are still outstanding and Alliance Coal does not have liquidity of at least $200 million. Interest is payable quarterly, with principal of the Term Loan due in quarterly installments equal to 6.25% of the original principal amount beginning with the quarter ending June 30, 2023 and the balance payable at maturity. The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal. The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. For additional information on the Credit Agreement, please see "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-Term Debt".

Securitization Facility

In January 2024, we extended the term of our Securitization Facility to January 2025 and increased the borrowing availability under the facility to $90.0 million. For additional information on the Securitization Facility please read "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-Term Debt".

Mine Development Project

In 2022, we began development of the Henderson County mine which continued through 2023 and into 2024.  We have deployed capital of $69.3 million through 2023 and currently anticipate deploying capital of approximately $36.5 million in 2024 to complete the project. We have funded our capital expenditures and expect to fund our remaining capital expenditures for the project with cash from operations or borrowings under our credit facilities.  We anticipate the new mine will enable us to access an additional 109.5 million clean recoverable tons of coal.

Cash Flows

Cash provided by operating activities was $830.6 million for 2023 compared to $802.3 million for 2022. The increase in cash provided by operating activities was primarily due to increases in net income adjusted for non-cash items and favorable working capital changes primarily related to trade receivables. These increases were partially offset by unfavorable working capital changes primarily related to inventories, as well as miscellaneous other changes.

Net cash used in investing activities was $559.7 million for 2023 compared to $403.3 million for 2022. The increase in cash used in investing activities was primarily attributable to increases in capital expenditures, acquisitions of oil & gas reserves including the JC Resources and Skyland Acquisitions, and changes in accounts payable and accrued liabilities. These increases were partially offset by payments for the Belvedere and Jase Acquisitions, and contributions to equity method investments in 2022. See "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions" for more information on the Belvedere, Jase, JC Resources and Skyland Acquisitions.

Net cash used in financing activities was $507.1 million for 2023 compared to $225.4 million for 2022. The increase in cash used in financing activities was primarily attributable to increased cash distributions paid to unitholders, increased net payments on long-term debt, purchases of units under our unit repurchase program, debt issuance costs, and payments for purchase of units and tax withholdings related to settlements under deferred compensation plans.

Cash Requirements

We currently estimate our 2024 annual cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers' compensation and pneumoconiosis, to be in a range of $728.0 million to $778.0 million. Management anticipates having sufficient cash flow to meet 2024 cash requirements with our December 31, 2023 cash and cash equivalents of $59.8 million and cash flows from operations, or borrowings under revolving credit and securitization facilities or other sources of financing that we expect to have available if necessary. We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $7.76 per ton produced. For additional information on our future cash requirements other than capital expenditures, please see "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-Term Debt," "—Note 8 – Leases," "—Note 15 – Employee Benefit Plans," "—Note 18 – Asset Retirement Obligations," "—Note 19 – Accrued Workers' Compensation and Pneumoconiosis Benefits" and "—Note 21 – Commitments and Contingencies." We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers' compensation and other obligations as follows as of December 31, 2023:

		Workers'
	Reclamation	Compensation
	Obligation	Obligation	Other	Total

	(in millions)
Surety bonds	$173.5	$58.4	$15.0	$246.9
Letters of credit	—	41.0	16.8	57.8

Insurance

Effective October 1, 2023, we renewed our property and casualty insurance program through September 30, 2024. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance. Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex and an additional $25.0 million overall aggregate deductible. We retained a 7.25% participating interest in our current commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

Debt Obligations

See "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-Term Debt" for a discussion of our debt obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We discuss these estimates and judgments with the Audit Committee periodically. Actual results may differ from these estimates. We have provided a description of all significant accounting policies in the notes to our consolidated financial statements. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

Business Combinations

We account for business acquisitions using the purchase method of accounting. See "Item 8. Financial Statements and Supplementary Data—Note 3 – Acquisitions" for more information on the Belvedere, Jase and Skyland Acquisitions.  Assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, if any, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired business' balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

For the Belvedere, Jase and Skyland Acquisitions, we determined a fair value for the acquired mineral interests using an income approach consisting of discounted cash flow models. The assumptions used in the discounted cash flow models included estimated production, projected cash flows, forward oil & gas prices and risk adjusted discount rates.

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

Estimates of future commodity prices utilized in our impairment analyses consider market information including published forward oil & gas prices. The forecasted price information used in our impairment analyses is consistent with that generally used in evaluating third-party operator drilling decisions and our expected acquisition plans, if any. Prices for future periods will impact the production economics underlying oil & gas reserve estimates. In addition, changes in the price of oil & gas also impact certain costs associated with our expected underlying production and future capital costs. The prices of oil & gas are volatile and change from period to period, thus are expected to impact our estimates. Significant unfavorable changes in the estimated future commodity prices could result in an impairment of our oil & gas mineral interests.

Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. We generally provide for these claims through self-insurance programs. Workers' compensation laws also compensate survivors of workers who suffer employment related deaths. Our liability for traumatic injury claims is the estimated present value of current workers' compensation benefits, based on our actuary estimates. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates. See "Item 8. Financial Statements and Supplementary Data—Note 19 – Accrued Workers' Compensation and Pneumoconiosis Benefits" for additional discussion. We had accrued liabilities for workers' compensation of $48.0 million and $49.5 million for these costs at December 31, 2023 and 2022, respectively.  A one-percentage-point reduction in the discount rate would have increased operating expense by approximately $2.4 million at December 31, 2023. We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a particular claim year have been met. Our receivables for traumatic injury claims under this policy as of December 31, 2023 and 2022 were $4.1 million.

Coal mining companies are subject to FMSHA and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker's pneumoconiosis, or black lung. We provide for these claims through self-insurance programs. Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis benefits obligation. Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates. We had accrued liabilities of $132.4 million and $104.3 million for the pneumoconiosis benefits at December 31, 2023 and 2022, respectively. A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2023 by approximately $1.4 million. Under the service cost method used to estimate our pneumoconiosis benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

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

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan. A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both our underground mines and past surface mines.  Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $150.4 million and $149.8 million for these costs are recorded at December 31, 2023 and 2022, respectively. See "Item 8. Financial Statements and Supplementary Data—Note 18 – Asset Retirement Obligations" for additional information. The liability for asset retirement and closing procedures is sensitive to changes in cost estimates, estimated mine lives and timing of post-mine reclamation activities. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.

Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets.

On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes approved by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability associated with these assumptions resulted in a decrease of $1.5 million for the year ended December 31, 2023. Adjustments to the liability associated with these assumptions resulted in an increase of $17.4 million for the year ended December 31, 2022.

While the precise amount of these future costs cannot be determined with certainty, we have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates. Discounting resulted in reducing the accrual for asset retirement obligations by $116.2 million and $110.4 million at December 31, 2023 and 2022. We estimate that the aggregate undiscounted cost of final mine closure is approximately $266.6 million and $260.2 million at December 31, 2023 and 2022, respectively. If our assumptions differ from actual experiences, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

Shelf Registration Statement

In February 2022, we filed with the SEC a universal shelf registration statement which allows us to issue from time to time an indeterminate amount of debt or equity securities. As of February 23, 2024, we had not issued any debt or equity under the 2022 Registration Statement.

Related–Party Transactions

See "Item 8. Financial Statements and Supplementary Data—Note 20 – Related-Party Transactions" for a discussion of our related-party transactions.

Accruals of Other Liabilities

We had accruals for other liabilities, including current obligations, totaling $398.4 million and $395.3 million at December 31, 2023 and 2022, respectively. These accruals were chiefly comprised of workers' compensation benefits, pneumoconiosis benefits, and costs associated with asset retirement obligations. These obligations are self-insured except for certain excess insurance coverage for workers' compensation. The accruals of these items were based on estimates of future expenditures based on current legislation, related regulations and other developments. Thus, from time to time, our results of operations may be significantly affected by changes to these liabilities. Please see "Item 8. Financial Statements and Supplementary Data—Note 18 – Asset Retirement Obligations" and "—Note 19 – Accrued Workers' Compensation and Pneumoconiosis Benefits."

New Accounting Standards

See "Item 8. Financial Statements and Supplementary Data—Note 2 – Summary of Significant Accounting Policies" for a discussion of new accounting standards.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have significant long-term sales contracts as evidenced by approximately 93.4% of our sales tonnage being sold under long-term sales contracts in 2023.  Many of the long-term sales contracts are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.  For additional discussion of coal supply agreements, please see "Item 1. Business—Coal Marketing and Sales" and "Item 8. Financial Statements and Supplementary Data—Note 22 – Concentration of Credit Risk and Major Customers."  Our initial 2024 guidance includes 32.5 million priced and committed tons for delivery in 2024.

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

Credit Risk

In 2023, approximately 80.9% of our tons sold were purchased by U.S. electric utilities and 15.7% were sold into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms.  Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay. Such credit risks from customers may impact the borrowing capacity of our Securitization Facility.  See "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-Term Debt" for more information on our Securitization Facility.

Exchange Rate Risk

The vast majority of our transactions are denominated in United States dollars, and as a result, we do not have material exposure to currency exchange-rate risks. However, because coal is sold internationally in United States dollars, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors' currencies decline against the United States dollar or against foreign purchasers' local currencies, those competitors may be able to offer lower prices for coal to these purchasers. Furthermore, if the currencies of overseas purchasers were to significantly decline in value in comparison to the United States dollar, those purchasers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets.

Interest Rate Risk

Borrowings under the Revolving Credit Facility, Term Loan and Securitization Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt.  We had $60.9 million in borrowings under Term Loan at December 31, 2023.  We did not have any outstanding borrowings on either the Revolving Credit Facility or the Securitization Facility at December 31, 2023. A one percentage point increase in the interest rates related to the Term Loan would result in an annualized increase in interest expense of $0.6 million, based on borrowing levels at December 31, 2023. With respect to our fixed-rate borrowings, we had $284.6 million in borrowings under our Senior Notes and $2.0 million in borrowings under our equipment financings at December 31, 2023.  A one percentage point increase in interest rates would result in a decrease of approximately $3.7 million in the estimated fair value of these borrowings.

The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The fair values of long-term debt are estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2023 and 2022.

The carrying amounts and fair values of financial instruments are as follows:

							Fair Value
Expected Maturity Dates							December 31,
as of December 31, 2023	2024	2025	2026	2027	2028	Total	2023
	(dollars in thousands)
Fixed rate debt	$2,039	$284,607	$—	$—	$—	$286,646	$286,179
Weighted-average interest rate	7.50%	7.50%	—%	—%	—%

Variable rate debt	$18,750	$18,750	$18,750	$4,688	$—	$60,938	$60,938
Weighted-average interest rate (1)	8.50%	8.50%	8.50%	8.50%	—

							Fair Value
Expected Maturity Dates							December 31,
as of December 31, 2022	2023	2024	2025	2026	2027	Total	2022
	(dollars in thousands)
Fixed rate debt	$24,970	$2,039	$400,000	$—	$—	$427,009	$424,420
Weighted-average interest rate	7.40%	7.50%	7.50%	—%	—%

(1)	Interest rate of variable rate debt equal to the rate effective at December 31, 2023, held constant for the remaining term of the outstanding borrowing.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Alliance Resource Management GP, LLC and

Unitholders of Alliance Resource Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and partners’ capital for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2024 expressed an unqualified opinion.

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

Valuation of workers’ compensation and pneumoconiosis benefit obligations

As described further in Note 19 to the financial statements, the Partnership provides income replacement and medical treatment for work-related traumatic injury claims and compensation to survivors of workers who suffer employment-related deaths.  The Partnership is also liable to pay benefits for black lung disease (or pneumoconiosis) to eligible employees and former employees and their dependents.  As of December 31, 2023, the Partnership’s aggregate workers’ compensation and pneumoconiosis benefit obligations were approximately $180 million. We identified valuation of workers’ compensation and pneumoconiosis benefit obligations as a critical audit matter.

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

Tulsa, Oklahoma

February 23, 2024

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

(In thousands, except unit data)

	December 31,
	2023	2022*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,813	$296,023
Trade receivables	282,622	241,412
Other receivables	9,678	8,601
Inventories, net	127,556	77,326
Advance royalties	7,780	7,556
Prepaid expenses and other assets	28,672	26,675
Total current assets	516,121	657,593
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	4,172,544	3,931,422
Less accumulated depreciation, depletion and amortization	(2,149,881)	(2,050,754)
Total property, plant and equipment, net	2,022,663	1,880,668
OTHER ASSETS:
Advance royalties	71,125	67,713
Equity method investments	46,503	49,371
Equity securities	92,541	42,000
Operating lease right-of-use assets	16,569	14,950
Other long-term assets	22,904	15,726
Total other assets	249,642	189,760
TOTAL ASSETS	$2,788,426	$2,728,021

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$108,269	$95,122
Accrued taxes other than income taxes	21,007	22,967
Accrued payroll and related expenses	29,884	39,623
Accrued interest	3,558	5,000
Workers' compensation and pneumoconiosis benefits	15,913	14,099
Other current liabilities	28,498	53,790
Current maturities, long-term debt, net	20,338	24,970
Total current liabilities	227,467	255,571
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	316,821	397,203
Pneumoconiosis benefits	127,249	100,089
Accrued pension benefit	8,618	12,553
Workers' compensation	37,257	39,551
Asset retirement obligations	146,925	142,254
Long-term operating lease obligations	13,661	12,132
Deferred income tax liabilities	33,450	35,814
Other liabilities	18,381	24,828
Total long-term liabilities	702,362	764,424
Total liabilities	929,829	1,019,995

COMMITMENTS AND CONTINGENCIES - (Note 21)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 127,125,437 and 127,195,219 units outstanding, respectively	1,896,027	1,656,025
General Partner's interest	—	66,548
Accumulated other comprehensive loss	(61,525)	(41,054)
Total ARLP Partners' Capital	1,834,502	1,681,519
Noncontrolling interest	24,095	26,507
Total Partners' Capital	1,858,597	1,708,026
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,788,426	$2,728,021

*Recast as discussed in Note 1 – Organization and Presentation.

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands, except unit and per unit data)

c
	Year Ended December 31,
	2023	2022*	2021*
SALES AND OPERATING REVENUES:
Coal sales	$2,210,210	$2,102,229	$1,386,923
Oil & gas royalties	137,751	151,060	84,183
Transportation revenues	142,290	113,860	69,607
Other revenues	76,450	52,818	38,517
Total revenues	2,566,701	2,419,967	1,579,230

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,368,787	1,288,082	944,419
Transportation expenses	142,290	113,860	69,607
Outside coal purchases	36,149	151	6,372
General and administrative	79,096	80,425	70,275
Depreciation, depletion and amortization	267,982	276,670	264,794
Settlement gain	—	(6,664)	—
Total operating expenses	1,894,304	1,752,524	1,355,467

INCOME FROM OPERATIONS	672,397	667,443	223,763

Interest expense (net of interest capitalized of $6,706, $922 and $396, respectively)	(36,091)	(37,331)	(39,229)
Interest income	9,394	2,035	88
Equity method investment income (loss)	(1,468)	5,634	2,130
Other income (expense)	218	4,355	(2,966)
INCOME BEFORE INCOME TAXES	644,450	642,136	183,786

INCOME TAX EXPENSE	8,280	53,978	417

NET INCOME	636,170	588,158	183,369

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(6,052)	(1,958)	(598)

NET INCOME ATTRIBUTABLE TO ARLP	$630,118	$586,200	$182,771

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$1,384	$9,010	$4,614
LIMITED PARTNERS	$628,734	$577,190	$178,157

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$4.81	$4.39	$1.36

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,180,312	127,195,219	127,195,219

*Recast as discussed in Note 1 – Organization and Presentation.

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands)

	Year Ended December 31,
	2023	2022*	2021*

NET INCOME	$636,170	$588,158	$183,369

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	186	186	186
Net actuarial gain	2,894	10,148	14,921
Amortization of net actuarial loss (1)	682	1,963	4,327
Total defined benefit pension plan adjustments	3,762	12,297	19,434

Pneumoconiosis benefits
Net actuarial gain (loss)	(25,615)	9,840	(161)
Amortization of net actuarial loss (1)	1,382	1,038	4,172
Total pneumoconiosis benefits adjustments	(24,233)	10,878	4,011

OTHER COMPREHENSIVE INCOME (LOSS)	(20,471)	23,175	23,445

COMPREHENSIVE INCOME	615,699	611,333	206,814

Less: Comprehensive income attributable to noncontrolling interest	(6,052)	(1,958)	(598)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$609,647	$609,375	$206,216
(1)	Amortization of prior service cost and actuarial gain or loss is included in the computation of net periodic benefit cost (see Notes 15 and 19 for additional details).

*Recast as discussed in Note 1 – Organization and Presentation.

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands)

	Year Ended December 31,
	2023	2022*	2021*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$636,170	$588,158	$183,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	267,982	276,670	264,794
Non-cash compensation expense	12,864	11,029	5,709
Coal inventory adjustment to market	33,296	364	70
Equity method investment loss (income)	1,468	(5,634)	(2,130)
Distributions from equity method investments	2,567	5,634	2,130
Net gain on sale of property, plant and equipment	(3,230)	(3,665)	(6,592)
Change in deferred income tax	(8,973)	34,775	349
Other	11,259	5,313	3,900
Changes in operating assets and liabilities:
Trade receivables	(41,210)	(108,893)	(25,931)
Other receivables	(1,077)	(7,921)	3,109
Inventories, net	(78,004)	(20,138)	(4,673)
Prepaid expenses and other assets	(2,940)	(9,179)	211
Advance royalties	(3,636)	(6,787)	(7,523)
Accounts payable	17,842	14,580	19,481
Accrued taxes other than income taxes	(1,960)	5,180	(7,267)
Accrued payroll and related benefits	(9,739)	2,818	8,281
Pneumoconiosis benefits	3,924	3,849	6,832
Workers' compensation	(1,477)	(3,996)	(1,292)
Other	(4,484)	20,192	(10,654)
Total net adjustments	194,472	214,191	248,804
Net cash provided by operating activities	830,642	802,349	432,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(379,338)	(286,394)	(122,984)
Change in accounts payable and accrued liabilities	(29,695)	35,956	2,594
Proceeds from sale of property, plant and equipment	3,710	7,468	7,719
Contributions to equity method investments	(2,518)	(24,087)	—
Purchase of equity securities	(49,560)	(42,000)	—
JC Resources acquisition	(64,999)	—	—
Oil & gas reserve business combinations	(14,459)	(92,618)	—
Oil & gas reserve asset acquisitions	(24,225)	—	(30,960)
Other	1,351	(1,663)	943
Net cash used in investing activities	(559,733)	(403,338)	(142,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	—	27,500	35,000
Payments under securitization facility	—	(27,500)	(90,900)
Payments on equipment financings	(24,970)	(16,071)	(17,299)
Borrowings under revolving credit facilities	—	—	15,000
Payments under revolving credit facilities	—	—	(102,500)
Borrowings from line of credit	—	—	5,340
Payment on line of credit	—	—	(5,340)
Borrowing under long-term debt	75,000	—	—
Payments on long-term debt	(129,455)	—	—
Payment of debt issuance costs	(12,376)	—	(113)
Payments for purchases of units under unit repurchase program	(19,432)	—	—
Payments for tax withholdings related to settlements under deferred compensation plans	(10,334)	—	(1,090)
Excess purchase price over the contributed basis from JC Resources acquisition	(7,251)	—	—
Cash retained by JC Resources in acquisition	(2,933)	(10,537)	(6,971)
Distributions paid to Partners	(364,579)	(196,347)	(52,158)
Other	(10,789)	(2,436)	(1,625)
Net cash used in financing activities	(507,119)	(225,391)	(222,656)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(236,210)	173,620	66,829
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	296,023	122,403	55,574
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,813	$296,023	$122,403

*Recast as discussed in Note 1 – Organization and Presentation.

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands, except unit data)

	Number of			Accumulated
	Limited	Limited	General	Other
	Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital *	Income (Loss)	Interest	Capital *
Balance at January 1, 2021	127,195,219	$1,148,565	$70,432	$(87,674)	$11,376	$1,142,699
Comprehensive income:
Net income	—	178,157	4,614	—	598	183,369
Actuarially determined long-term liability adjustments	—	—	—	23,445	—	23,445
Total comprehensive income						206,814
Settlement of deferred common unit- based compensation plans	—	(1,090)	—	—	—	(1,090)
Common unit-based compensation	—	5,709	—	—	—	5,709
Distributions on deferred common unit-based compensation	—	(1,280)	—	—	—	(1,280)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(859)	(859)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(6,971)	—	—	(6,971)
Distributions to Partners	—	(50,878)	—	—	—	(50,878)
Balance at December 31, 2021	127,195,219	1,279,183	68,075	(64,229)	11,115	1,294,144
Comprehensive income:
Net income	—	577,190	9,010	—	1,958	588,158
Actuarially determined long-term liability adjustments	—	—	—	23,175	—	23,175
Total comprehensive income						611,333
Common unit-based compensation	—	11,029	—	—	—	11,029
Distributions on deferred common unit-based compensation	—	(5,553)	—	—	—	(5,553)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(1,596)	(1,596)
Profits interest adjustment for noncontrolling interest	—	(15,030)	—	—	15,030	—
Cash retained by JC Resources in acquisition - See Note 1	—	—	(10,537)	—	—	(10,537)
Distributions to Partners	—	(190,794)	—	—	—	(190,794)
Balance at December 31, 2022	127,195,219	1,656,025	66,548	(41,054)	26,507	1,708,026
Comprehensive income:
Net income	—	628,734	1,384	—	6,052	636,170
Actuarially determined long-term liability adjustments	—	—	—	(20,471)	—	(20,471)
Total comprehensive income						615,699
Settlement of deferred common unit- based compensation plans	860,060	(10,334)	—	—	—	(10,334)
Purchase of units under unit repurchase program	(929,842)	(19,432)	—	—	—	(19,432)
Common unit-based compensation	—	12,864	—	—	—	12,864
Distributions on deferred common unit-based compensation	—	(8,530)	—	—	—	(8,530)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(8,464)	(8,464)
JC Resources acquisition - See Note 1	—	(7,251)	(64,999)	—	—	(72,250)
Cash retained by JC Resources in acquisition - See Note 1	—	—	(2,933)	—	—	(2,933)
Distributions to Partners	—	(356,049)	—	—	—	(356,049)
Balance at December 31, 2023	127,125,437	$1,896,027	$—	$(61,525)	$24,095	$1,858,597

*Recast as discussed in Note 1 – Organization and Presentation.

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

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

JC Resources

On February 22, 2023, we acquired approximately 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources LP ("JC Resources"), an entity owned by Mr. Craft, for $72.3 million, which was funded with cash on hand ("JC Resources Acquisition"). Because JC Resources is owned by Mr. Craft, the JC Resources Acquisition is accounted for as a reorganization of entities under common control, whereby the assets and liabilities acquired from JC Resources are combined with the ARLP Partnership at their historical amounts for all periods presented. Recasting for the JC Resources Acquisition increased revenues by $13.5 million and $9.3 million for the years ended December 31, 2022 and

2021, respectively, and increased income from operations, net income and comprehensive income by $9.0 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively. We did not recast historical earnings per limited partner unit as pre-acquisition earnings from the JC Resources Acquisition were allocated to our general partner.

Skyland

On December 7, 2023, we acquired approximately 2,372 oil & gas net royalty acres in the Anadarko, Williston and Delaware Basins from Skyland Minerals, L.P. ("Skyland") and Haymaker Minerals & Royalties II, LLC ("Haymaker") for a purchase price of $14.5 million which was funded with cash on hand ("Skyland Acquisition").

The Boulders, Belvedere, Jase, JC Resources and Skyland Acquisitions enhanced our ownership position in various basins and furthered our business strategy to grow our Oil & Gas Royalties segment through accretive acquisitions. See Note 3 – Acquisitions for more information. We now hold approximately 67,700 net royalty acres in premier oil & gas resource plays including previous acquisitions and our investment in AllDale Minerals III, LP ("AllDale III").

Growth Investments and Opportunities

Francis

On April 5, 2022, we invested $20 million in Francis Renewable Energy, LLC ("Francis"), in the form of a convertible note. Our convertible note matured on April 1, 2023 and was converted into a preferred equity interest in Francis. Francis currently is active in the installation, management and operation of metered-for-fee, public-access electric vehicle ("EV") charging stations. Francis also develops and constructs EV charging stations for third-party customers. For more information on this investment, please see Note 11 – Variable Interest Entities.

Infinitum

During 2022, we purchased $42.0 million of Series D Preferred Stock in Infinitum Electric, Inc. ("Infinitum"), a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators which have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors. On September 8, 2023, we purchased $24.6 million of Series E Preferred Stock ("Series E Preferred Stock" and, together with the "Series D Preferred Stock," the "Infinitum Preferred Stock") in Infinitum. The Infinitum Preferred Stock provides for non-cumulative dividends when and if declared by Infinitum's board of directors. Each share of Infinitum Preferred Stock is convertible, at any time, at our option, into shares of common stock of Infinitum. For more information on this investment, please see Note 12 – Equity Investments.

NGP ET IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP Energy Transition, L.P. ("NGP ET IV"), a private equity fund sponsored by NGP Energy Capital Management, LLC ("NGP"). NGP ET IV focuses on investments that are part of the global transition toward a lower carbon economy by partnering with top-tier management teams and investing growth equity in companies that drive or enable the growth of renewable energy, the electrification of our economy or the efficient use of energy. For more information on this investment, please see Note 11 – Variable Interest Entities.

Ascend

On August 22, 2023, we purchased $25.0 million of Series D Preferred Stock (the "Ascend Preferred Stock") in Ascend Elements, Inc. ("Ascend"), a U.S.-based manufacturer and recycler of sustainable, engineered battery materials for electric vehicles. The Ascend Preferred Stock provides for non-cumulative dividends when and if declared by Ascend's board of directors. Each share is convertible, at any time, at our option, into shares of common stock of Ascend. For more information on this investment please see Note 12 – Equity Investments.

The Francis, Infinitum, NGP ET IV and Ascend investments further our business strategy to pursue opportunities that support the advancement of energy and related infrastructure and leverage our core competencies and build platforms for future lines of business with long-term growth and cash flow generation.

Change in Tax Status

On March 15, 2022, Alliance Minerals changed its federal income tax status from a pass-through entity to a taxable entity via a "check the box" election (the "Tax Election"), which became effective January 1, 2022. This election for Alliance Minerals reduced the total income tax burden on our oil & gas royalties, as Alliance Minerals now pays entity-level taxes at corporate tax rates which are favorable to our unitholders. For more information on the Tax Election please see Note 7 – Income Taxes.

Presentation

The consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of December 31, 2023 and 2022, and results of our operations, comprehensive income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2023. All of our intercompany transactions and accounts have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Variable Interest Entity ("VIE")

VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses or (c) right to receive expected residual returns. A VIE must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (a) the power to direct activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

Business Combinations

A business consists of inputs and processes applied to those inputs that have the ability to contribute to the creation of outputs. We account for the acquisition of a business as a business combination, where we record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which in many instances involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques.  However, if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets with the same risk profile, the acquisition is accounted for as an asset acquisition and recorded at cost.

Estimates

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

Fair Value Measurements

We apply fair value measurements to certain assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value is based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). Valuation techniques used in our fair value measurements are based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with maturities of three months or less. At times the ARLP Partnership maintains deposits in federally insured financial institutions in excess of stated federally insured limits. Management monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits. Based on this monitoring and other diligence, including discussions with representatives of the financial institutions, we have no reason to believe that any of the financial institutions in which we have deposits in excess of stated federally insured limits are facing financial difficulties, defaults or limited liquidity situations that would cause us to be unable to access our deposits.

Cash Management

The cash flows from operating activities section of our consolidated statements of cash flows reflects an adjustment for $6.7 million representing book overdrafts at December 31, 2023. We did not have material book overdrafts at December 31, 2022 and 2021.

Inventories

Coal inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Supply inventories are stated at an average cost basis, less a reserve for obsolete and surplus items.

Advance Royalties

Rights to coal mineral leases are often acquired and/or maintained through advance royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as an asset, with amounts expected to be recouped within one year classified as a current asset. As mining occurs on these leases, the royalty prepayments are charged to operating expenses. We assess the recoverability of royalty prepayments based on estimated future production. Royalty prepayments estimated to be nonrecoverable are expensed. Our advance royalties are summarized as follows:

	December 31,
	2023	2022

	(in thousands)

Advance royalties, affiliates (see Note 20 – Related-Party Transactions)	$64,599	$60,608
Advance royalties, third-parties	14,306	14,661
Total advance royalties	$78,905	$75,269

Property, Plant and Equipment

Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Interest costs associated with major asset additions are capitalized during the construction period. Maintenance and repairs that do not extend the useful life or increase productivity of the asset are charged to operating expense as incurred. Exploration expenditures are charged to operating expense as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Processing facilities and mineral rights, assuming current production estimates, are depreciated or depleted using the units-of-production method. Mining equipment and other plant and equipment assets are depreciated principally using the straight-line method over the remaining estimated life of each mine. Buildings, office equipment and improvements are amortized straight line over their estimated useful lives. Gains or losses arising from retirements are included in operating expenses. Depletion of coal mineral rights is provided on the basis of tonnage mined in relation to estimated recoverable tonnage, which equals estimated proven and probable coal mineral reserves. Therefore, our coal mineral rights are depleted based on only proven and probable coal mineral reserves. See Oil & Gas Reserve Quantities and Carrying Amounts below for a discussion of our accounting policies for oil & gas properties.

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

Oil & Gas Reserve Quantities and Carrying Amounts

We are wholly dependent on third-party operators to explore, develop, produce and operate the properties associated with our mineral interests. We follow the successful efforts method of accounting for our oil & gas mineral interests. Under this method, costs to acquire mineral interests in oil & gas properties are capitalized when incurred. The costs of mineral interests in unproved properties are capitalized pending the results of exploration and leasing efforts by operators. As mineral interests in unproved properties are determined to be proved, the related costs are transferred to proved oil & gas properties.

Mineral interests in oil & gas properties are grouped using a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, which we may also refer to as a depletable group. Mineral interests in proved oil & gas properties are depleted based on the units-of-production method. Proved reserves are quantities of oil & gas that can be estimated with reasonable certainty to be recoverable in the future from a given date forward, from known reservoirs, under existing economic conditions, operating methods, and government regulations. Proved developed resources are the quantities expected to be recovered through the Operators' existing wells with existing equipment, infrastructure and operating methods.

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

Equity Investments

Our investments and ownership interests in equity securities without readily determinable fair values in entities in which we do not have a controlling financial interest or significant influence are accounted for using a measurement alternative other than fair value which is historical cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same entity. Distributions received on those investments are recorded as income unless those distributions are considered a return on investment, in which case the historical cost is reduced. We account for our ownership interests in Infinitum and Ascend as equity securities without readily determinable fair values. See Note 12 – Equity Investments for further discussion of these investments.

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

We hold equity method investments in AllDale III, Francis and NGP ET IV. See Note 11 – Variable Interest Entities and Note 12 – Equity Investments for further discussion of our equity method investments.

We review our investments for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other-than-temporary.

Leases

We lease buildings and equipment under operating lease agreements that provide for the payment of minimum rentals.  We also have noncancelable lease agreements with third parties for land and equipment under finance lease obligations.  Some of our arrangements within these agreements have both lease and non-lease components, which are generally accounted for separately. We have elected a practical expedient to account for lease and non-lease components as a single lease component for leases of buildings and office equipment. Our leases have approximate lease terms of 1 to 19 years, some of which include automatic renewals up to ten years, which are likely to be exercised and some of which include options to terminate the lease within one year. We also hold numerous mineral reserve leases with both related parties as well as third parties, none of which are accounted for as an operating lease or as a finance lease.

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

Common Unit-Based Compensation

We maintain the Long-Term Incentive Plan ("LTIP") for certain key employees and executive officers. Pursuant to the LTIP, unit awards of non-vested "phantom" or notional units, also referred to as "restricted units," may be granted, which, upon satisfaction of time and performance-based vesting requirements, entitle the LTIP participant to receive ARLP common units. Certain awards may also contain a minimum-value guarantee payable in ARLP common units or cash that would be paid regardless of whether or not the awards vest, as long as service requirements are met. Annual grant levels, vesting provisions and minimum-value guarantees of restricted units for designated participants are recommended by Mr. Craft, subject to review and approval by the compensation committee of our general partner ("Compensation Committee"). The vesting of all restricted units is subject to the satisfaction of certain financial tests. If it is not probable that the financial tests will be achieved for a particular grant of restricted units, any previously expensed amounts for that grant are reversed, and no future expense will be recognized for that grant. Assuming the financial tests are met, restricted units issued to LTIP participants generally cliff vest on January 1st of the third year following the issuance of such restricted units. We expect to settle restricted unit grants by issuing ARLP common units, except for the portion of the restricted units that will satisfy our tax withholding obligations. We account for forfeitures of non-vested restricted unit grants as they occur. As provided under the distribution equivalent rights ("DERs") provisions of the LTIP and the terms of the restricted unit awards, all currently outstanding non-vested restricted units include contingent rights to receive quarterly distributions in cash or, at the discretion of the Compensation Committee, phantom units in lieu of cash credited to a bookkeeping account with a value equal to the cash distributions we make to unitholders during the vesting period. If it is not probable the financial tests for a particular grant of restricted units will be met, any previously paid DER amounts for that grant are reversed from Partners' Capital and recorded as compensation expense and any future DERs, for that grant, if any, will be recognized as compensation expense when paid.

We have utilized the Supplemental Executive Retirement Plan ("SERP") to provide deferred compensation benefits for certain executive officers. All allocations made to participants under the SERP have been made in the form of "phantom" ARLP units. We intend to settle any distributions from the SERP in the form of ARLP common units. The SERP has been administered by the Compensation Committee.

Our directors participate in the MGP Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan"). Pursuant to the Directors' Deferred Compensation Plan, for amounts deferred either automatically or at the election of the director, a notional account is established and credited with notional common units of ARLP, described in the Directors' Deferred Compensation Plan as "phantom" units. We intend to settle any distributions from the Directors' Deferred Compensation Plan in the form of ARLP common units.

For both the SERP and Directors' Deferred Compensation Plan, when quarterly cash distributions are made with respect to ARLP common units, an amount equal to such quarterly distribution is credited to each participant's notional account as additional phantom units and recorded as compensation expense. All grants of phantom units under the SERP and Directors' Deferred Compensation Plan vest immediately.

On December 14, 2023, the Compensation Committee and the Board of Directors approved the termination of the SERP and Directors' Deferred Compensation Plan, and authorized distribution of accounts on December 15, 2024 or as soon thereafter as practical.  The accounts will continue to accrue benefits in accordance with plan terms until distributed.

The fair value of restricted common unit grants under the LTIP, SERP and the Directors' Deferred Compensation Plan are determined on the grant date of the award and recognized as compensation expense on a pro rata basis for LTIP and SERP awards, as appropriate, over the requisite service period. Compensation expense is fully recognized on the grant date for quarterly distributions credited to SERP accounts and Directors' Deferred Compensation Plan awards. The corresponding liability is classified as equity and included in limited partners' capital in the consolidated financial statements.

Workers' Compensation and Pneumoconiosis (Black Lung) Benefits

We are liable for workers' compensation benefits for traumatic injuries and benefits for black lung disease (or pneumoconiosis). Both traumatic claims and pneumoconiosis benefits are covered through our self-insured programs.

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

Pension Benefits

The funded status of our pension benefit plan is recognized separately in our consolidated balance sheets as either an asset or liability. The funded status is the difference between the fair value of plan assets and the plan's benefit obligation. Pension obligations and net periodic benefit costs are actuarially determined and impacted by various assumptions and estimates including expected return on assets, discount rates, mortality assumptions, employee turnover rates and retirement dates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liability as necessary.

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

Asset Retirement Obligations

Our coal mining operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations require, among other things, restoration of property in accordance with specified standards and an approved reclamation plan. We record a liability for the fair value of the estimated cost of future mine asset retirement and closing procedures, escalated for inflation then discounted, on a present value basis in the period incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both our underground mines and past surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in anticipated timing of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate. Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and are typically renewed on an annual basis.

Coal Revenue Recognition

Revenues from coal supply contracts with customers, which primarily relate to sales of thermal coal, are recognized at the point in time when control of the coal passes to the customer. We have determined that each ton of coal represents a separate and distinct performance obligation. Our coal supply contracts and other revenue contracts vary in length from short-term to long-term sales contracts and do not typically have significant financing components. Transportation revenues represent the fulfillment costs incurred for the services provided to customers through third-party carriers and for which we are directly reimbursed. Other revenues primarily consist of transloading fees, administrative service revenues from our affiliates, mine safety services and products, other coal contract fees and other handling and service fees. Performance obligations under these contracts are typically satisfied upon transfer of control of the goods or services to our customer which is determined by the contract and could be upon shipment or upon delivery.

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

Oil & Gas Revenue Recognition

Oil & gas royalty revenues are recognized at the point in time when control of the product is transferred to the purchaser by the lessee and collectability of the sales price is reasonably assured. Oil & gas are priced on the delivery date based on prevailing market prices with certain adjustments related to oil quality and physical location. The royalty we receive is tied to a market index, with certain adjustments based on, among other factors, whether a well connects to a gathering or transmission line, quality and heat content of the product, and prevailing supply and demand conditions.

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

New Accounting Standards Issued and Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07").  ASU 2023-07 primarily requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker ("CODM"), the amount and composition of other segment items, and the title and position of the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07, but do not expect it to have a material effect on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 primarily requires enhanced disclosures to (1) disclose specific categories in the rate reconciliation, (2) disclose the amount of income taxes paid and expensed disaggregated by federal, state, and foreign taxes, with further disaggregation by individual jurisdictions if certain criteria are met, and (3) disclose income

(loss) from continuing operations before income tax (benefit) disaggregated between domestic and foreign. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09, but do not expect it to have a material effect on our consolidated financial statements.

3.ACQUISITIONS

Boulders

On October 13, 2021, we acquired approximately 1,480 oil & gas net royalty acres in the Delaware Basin from Boulders for a purchase price of $31.0 million, which was funded with cash on hand. This acquisition gives us increased exposure to a prolific area of the Delaware Basin and is within close proximity to reserves acquired in previous acquisitions. The acreage acquired in the Boulders Acquisition was mostly undeveloped. Because more than 90% of the mineral interests acquired in the acquisition represent undeveloped properties with a similar risk profile, including proved undeveloped, we have determined that the Boulders Acquisition should be accounted for as an asset acquisition.

The following table summarizes the purchase price allocation of the assets acquired in the Boulders Acquisition:

(in thousands)

Mineral interests in proved properties	$12,542
Mineral interests in unproved properties	18,418
$30,960

Belvedere

On September 9, 2022 (the "Belvedere Acquisition Date"), we acquired approximately 394 oil & gas net royalty acres in the Delaware Basin from Belvedere for a cash purchase price of $11.4 million, which was funded with cash on hand. This acquisition gives us additional exposure to a productive area of the Delaware Basin and is within close proximity to reserves that we currently own. Because the mineral interests acquired in the Belvedere Acquisition include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Belvedere Acquisition Date on our consolidated balance sheet.

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

The amounts of revenue and earnings from the mineral interests acquired in the Belvedere Acquisition included in our consolidated statements of income from the Belvedere Acquisition Date through December 31, 2022 are as follows:

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

	Year Ended
	December 31,
	2022	2021

	(in thousands)
	(unaudited)
Revenues	$2,420,824	$1,580,373
Net income	588,916	184,361

Jase

On October 26, 2022 (the "Jase Acquisition Date"), we acquired approximately 3,928 oil & gas net royalty acres in the Midland and Delaware Basins from Jase for a cash purchase price of $81.2 million which was funded with cash on hand. This acquisition further enhanced our ownership position in the Permian Basin. Because the mineral interests acquired in the Jase Acquisition include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Jase Acquisition Date on our consolidated balance sheet.

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

The amounts of revenue and earnings from the mineral interests acquired in the Jase Acquisition included in our consolidated statements of income from the Jase Acquisition Date through December 31, 2022 are as follows:

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

	Year Ended
	December 31,
	2022	2021

	(in thousands)
	(unaudited)
Revenues	$2,430,734	$1,588,914
Net income	596,759	190,765

JC Resources

On February 22, 2023, we completed the JC Resources Acquisition, which gives us increased exposure to a prolific area of the Delaware Basin that is within close proximity to reserves that we currently own. This acquisition was approved by the conflicts committee of MGP's board of directors, which is comprised entirely of independent directors. Because JC Resources is under common control with us, we recorded the acquisition at JC Resources' carrying value for each period presented. The carrying value of the mineral interests as well as related receivables and payables at February 22, 2023 was $65.0 million inclusive of $25.4 million and $37.8 million of mineral interests in proved and unproved properties, respectively. The JC Resources Acquisition increased revenues included in our consolidated statements of income by $10.6 million for the year ended December 31, 2023.

Acquisition Agreement

On January 27, 2023, we entered into a one-year collaborative agreement with a third party, effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware Basins. Under the agreement, the third party assists us in the identification, evaluation, and acquisition of target oil & gas mineral interests. In exchange for these services, the third party receives a participation share, partially funded by the third party, and is paid a periodic management fee. As of December 31, 2023, we have purchased $6.5 million and $6.7 million of oil & gas mineral interests in proved and unproved properties, respectively, pursuant to this agreement. Management fees paid under this agreement have been immaterial. On February 19, 2024, we renewed this agreement for an additional one-year term, committing up to $25.0 million.

Skyland Acquisition

On December 7, 2023 (the "Skyland Acquisition Date"), we acquired approximately 2,372 oil & gas net royalty acres in the Anadarko, Williston and Delaware Basins from Skyland and Haymaker for a cash purchase price of $14.5 million which was funded with cash on hand. This acquisition further enhanced our ownership position in these basins. Because the mineral interests acquired in the Skyland Acquisition include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Skyland Acquisition Date on our consolidated balance sheet.

The following table summarizes the fair value allocation of assets acquired as of the Skyland Acquisition Date:

(in thousands)

Mineral interests in proved properties	$8,694
Mineral interests in unproved properties	5,765
Net assets acquired	$14,459

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

The amounts of revenue and earnings from the mineral interests acquired in the Skyland Acquisition included in our consolidated statements of income from the Skyland Acquisition Date through December 31, 2023 are immaterial.

The following represents our supplemental pro forma consolidated revenues and net income for the years ended December 31, 2023 and 2022 as if the mineral interests acquired in the Skyland Acquisition had been included in our consolidated results since January 1, 2022. These amounts have been calculated after applying our accounting policies.

	Year Ended
	December 31,
	2023	2022

	(in thousands)
	(unaudited)
Revenues	$2,568,516	$2,423,313
Net income	637,757	591,140

Miscellaneous Acquisitions

In addition to the acquisitions discussed above, we purchased $6.8 million and $4.3 million of oil & gas mineral interests in proved and unproved properties, respectively, during the year ended December 31, 2023 and $1.3 million and $0.4 million in proved and unproved properties, respectively, during the year ended December 31, 2022.

4.	INVENTORIES

Inventories consist of the following:

	December 31,
	2023	2022

	(in thousands)

Coal	$56,549	$23,553
Supplies (net of reserve for obsolescence of $8,167 and $6,601, respectively)	71,007	53,773
Total inventories, net	$127,556	$77,326

The table above includes lower of cost or net realizable value adjustments of $33.3 million. These adjustments are a result of lower coal sale prices and higher cost per ton primarily due to the impact of Mettiki's longwall being idle most of the second half of 2023 due to delayed development of a new longwall district, Hamilton experiencing disruptions in production due to a longwall move, and continuing development of the Henderson County mine at our River View complex.

5.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2023	2022

	(in thousands)

Mining equipment and processing facilities	$1,989,541	$1,927,603
Land and coal mineral rights	504,736	499,950
Oil & gas mineral interests	853,350	814,667
Buildings, office equipment, improvements and other miscellaneous equipment	310,876	300,436
Construction, mine development and other projects in progress	184,895	99,042
Mine development costs	329,146	289,724
Property, plant and equipment, at cost	4,172,544	3,931,422
Less accumulated depreciation, depletion and amortization	(2,149,881)	(2,050,754)
Total property, plant and equipment, net	$2,022,663	$1,880,668

All of our property, plant and equipment have depreciable lives of 1 to 20 years. Depreciation, depletion and amortization expense related to property, plant and equipment was $276.4 million, $273.8 million and $260.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023 and 2022, land and coal mineral rights above include $13.4 million and $29.9 million, respectively, of carrying value associated with coal mineral reserves and resources attributable to properties where we or a third party to which we lease coal mineral reserves and resources are not currently engaged in mining operations or leasing to third parties, and therefore, the coal mineral reserves are not currently being depleted. We believe that the carrying value of these coal mineral reserves will be recovered.

At December 31, 2023 and 2022, our oil & gas mineral interests noted in the table above include the carrying value of our unproved oil & gas mineral interests totaling $411.6 million and $422.7 million, respectively. We generally do not record depletion expense for our unproved oil & gas mineral interests; however, we do review for impairment as needed throughout the year.

During 2023, we incurred $44.4 million in mine development costs, primarily related to Tunnel Ridge and the Henderson County mine at River View Coal, LLC ("River View"). During 2022, we incurred $11.3 million in mine development costs, primarily related to Hamilton and River View mine. All past capitalized mine development costs are associated with other mines that shifted to the production phase in past years and we are amortizing these costs accordingly. We believe that the carrying value of the past development costs will be recovered.

6.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	December 31,		December 31,
	2023	2022	2023	2022

	(in thousands)
Revolving credit facility	$—	$—	$(8,118)	$(2,702)
Term loan	60,938	—	(1,416)	—
Senior notes	284,607	400,000	(891)	(2,134)
Securitization facility	—	—	—	—
November 2019 equipment financing	—	21,072	—	—
June 2020 equipment financing	2,039	5,937	—	—
	347,584	427,009	(10,425)	(4,836)
Less current maturities	(20,789)	(24,970)	451	—
Total long-term debt	$326,795	$402,039	$(9,974)	$(4,836)

Credit Facility

On January 13, 2023, Alliance Coal, as borrower, entered into a Credit Agreement (the "Credit Agreement") with various financial institutions. The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit up to the full amount of $425 million (the "Revolving Credit Facility"), and for a term loan in an aggregate principal amount of $75 million (the "Term Loan"). The Credit Agreement matures on March 9, 2027, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full. The Credit Agreement will instead mature on January 30, 2025, if on that date our Senior Notes, as discussed below, are still outstanding and Alliance Coal does not have liquidity of at least $200 million. Interest is payable quarterly, with principal of the Term Loan due in quarterly installments equal to 6.25% of the original principal amount of the Term Loan beginning with the quarter ending June 30, 2023 and the balance payable at maturity. The Revolving Credit Facility replaces the $459.5 million revolving credit facility extended to the Intermediate Partnership under its Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020. We incurred debt issuance costs during the year ended December 31, 2023 of $12.4 million in connection with the Credit Agreement. These debt issuance costs are deferred and amortized as a component of interest expense over the term of the Revolving Credit Facility.

The Revolving Credit Facility is underwritten by a syndicate of eighteen financial institutions and the obligations of the lenders are individual obligations, which means the failure of one or more lenders to be able to fund its obligation does not relieve the remaining lenders from funding their obligations. Based on our diligence, including discussions with representatives of certain of these financial institutions, as of December 31, 2023 we have no reason to believe that the banks within our syndicate are facing financial difficulties, defaults or limited liquidity situations that would cause them to be unable to fund their obligations under the Credit Agreement. However, should any of the banks in our syndicate experience conditions in the future that limit their ability to fund their obligations, the amount available under the Revolving Credit Facility could be reduced.

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the "Subsidiary Guarantors"). The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent's prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Term Loan, we elected the three-month term rate, with applicable margin, which was 8.50% as of December 31, 2023. At December 31, 2023, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incurred an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in exceeding a minimum fixed charge coverage ratio (as determined in the Credit Agreement) or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.08 to 1.0, 0.46 to 1.0 and 63.86 to 1.0, respectively, for the trailing twelve months ended December 31, 2023. We were in compliance with the covenants of the Credit Agreement as of December 31, 2023 and anticipate remaining in compliance with the covenants.

Net restricted assets, as defined by the Securities and Exchange Commission, refers to the amount of our consolidated subsidiaries' net assets for which the ability to transfer funds to ARLP in the form of cash dividends, loans, advances, or transfers is restricted. As a result of the restrictions contained in the Credit Facility and its associated compliance ratios, the amount of our net restricted assets at December 31, 2023 was $797.2 million.

Senior Notes

On April 24, 2017, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 ("Senior Notes") in a private placement to qualified institutional buyers. The Senior Notes have a term of eight years, maturing on May 1, 2025 and accrue interest at an annual rate of 7.5%. Interest is payable semi-annually in arrears on each May 1 and November 1. The indenture governing the Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales. During the year ended December 31, 2023, we repurchased or redeemed $115.4 million of our Senior Notes. The gain on extinguishment of the Senior Notes is immaterial.

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership were party to a $60.0 million accounts receivable securitization facility ("Securitization Facility"). Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $60.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On December 31, 2023, we had $11.7 million of letters of credit outstanding with $48.3 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings. In January 2024, we extended the term of the Securitization Facility to January 2025 and increased the borrowing availability under the facility to $90.0 million. The Securitization Facility was previously scheduled to mature in January 2024. At December 31, 2023, we did not have any outstanding borrowings under the Securitization Facility.

November 2019 Equipment Financing

On November 6, 2019, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $53.1 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "November 2019 Equipment Financing"). The November 2019 Equipment Financing contained customary terms and events of default and an implicit interest rate of 4.75% and matured on November 6, 2023. Upon maturity, the equipment reverted to the Intermediate Partnership.

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

Other

We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits. At December 31, 2023, we had $5.0 million in letters of credit outstanding under this agreement.

Aggregate maturities of long-term debt are payable as follows:

Year Ended
December 31,	(in thousands)
2024	$20,789
2025	303,357
2026	18,750
2027	4,688
$347,584

7.INCOME TAXES

Components of income tax expense are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Current:
Federal	$15,917	$17,572	$(1)
State	1,336	1,605	70
	17,253	19,177	69
Deferred:
Federal	(7,235)	33,038	356
State	(1,738)	1,763	(8)
	(8,973)	34,801	348
Income tax expense	$8,280	$53,978	$417

Alliance Minerals' Tax Election resulted in the recognition of an initial deferred tax liability of $37.3 million with a corresponding increase to income tax expense and reduction of net income for the year ended December 31, 2022. This reduction of net income equates to approximately $0.29 per basic and diluted limited partner unit. Recognition of the initial deferred tax liability and expense is primarily the result of the $177.0 million non-cash acquisition gain recognized in 2019 related to the acquisition of the remaining interests in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II") (the "Acquisition Gain"). The Acquisition Gain was

recognized to step up to fair value the financial reporting basis of the interests we already owned at the time of acquisition. The tax basis of the underlying properties of AllDale I & II did not include the Acquisition Gain.

Reconciliations of income taxes at the U.S. federal statutory tax rate to income taxes at our effective tax rate are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Income taxes at statutory rate	$135,335	$134,849	$38,595

Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(119,556)	(113,925)	(37,546)

Increase (decrease) resulting from:
State taxes, net of federal income tax	864	1,492	275
Change in valuation allowance of deferred tax assets	—	(317)	(834)
Deferred taxes related to tax election	—	37,253	—
Tax effect of noncontrolling interest income not subject to income taxes	(1,361)	(5,399)	—
Return to accrual adjustments	(7,008)	69	(1)
Other	6	(44)	(72)
Income tax expense	$8,280	$53,978	$417

The effective income tax rates for our income tax expense for the year ended December 31, 2023 and 2021 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes. The effective income tax rate for our income tax expense for the year ended December 31, 2022 is less than the federal statutory rate, primarily due to the portion of income not subject to income taxes, partially offset by the effect of the Tax Election previously discussed.

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	December 31,
	2023	2022

	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$(36,453)	$(38,349)
Total deferred tax liabilities	(36,453)	(38,349)

Deferred tax assets:
Federal loss carryovers and credits	4,508	2,139
State loss carryovers and credits	2,126	951
Capitalized research and development	2,567	—
Other	1,098	133
Total deferred tax assets	10,299	3,223

Overall net deferred tax liabilities	$(26,154)	$(35,126)

Deferred tax liabilities for property, plant and equipment are primarily the result of the Alliance Minerals' Tax Election and associated impact of the Acquisition Gain discussed above.

Federal and state loss carryovers and credits are primarily due to net operating losses and research and development credits associated with the operations of other subsidiaries that are taxable for federal income tax purposes.

Research and development expenses are required to be capitalized and amortized for U.S. tax purposes, resulting in a deferred tax asset. These expenses are primarily associated with the operations of other subsidiaries that are taxable for federal income tax purposes.

Our 2020 through 2022 tax years remain open to examination by tax authorities, and lower-tier partnership income tax returns for the tax years ended December 31, 2020 and 2021 are being audited by the Internal Revenue Service.

8.LEASES

The components of lease expense were as follows:

	December 31,
	2023	2022	2021

	(in thousands)

Finance lease cost:
Amortization of right-of-use assets	$96	$597	$597
Interest on lease liabilities	27	73	147
Operating lease cost	3,572	2,884	2,404
Short-term lease cost	—	—	200
Variable lease cost	1,680	1,665	1,306
Total lease cost	$5,375	$5,219	$4,654

Rental expense was $5.7 million, $5.1 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021 respectively.

Supplemental cash flow information related to leases was as follows:

	December 31,
	2023	2022	2021

	(in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,720	$2,880	$2,367
Operating cash flows for finance leases	$27	$73	$147
Financing cash flows for finance leases	$363	$840	$766

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,596	$1,315	$189

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022

	(in thousands)
Finance leases:
Property and equipment finance lease assets, gross	$1,085	$5,485
Accumulated depreciation	(507)	(5,061)
Property and equipment finance lease assets, net	$578	$424

December 31,
	2023	2022
Weighted average remaining lease term
Operating leases	11.7 years	13.4 years
Finance leases	4.0 years	5.0 years

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	4.8%	4.8%

Maturities of lease liabilities as of December 31, 2023 were as follows:

	Operating leases	Finance leases

	(in thousands)

2024	$3,437	$140
2025	2,403	140
2026	1,923	140
2027	1,930	140
2028	1,646	—
Thereafter	12,122	—
Total lease payments	23,461	560
Less imputed interest	(6,869)	(55)
Total	$16,592	$505

The current portion of our operating and finance lease obligations are included in Other current liabilities line item in our consolidated balance sheets. The long-term portion of our finance lease obligation is included in the Other liabilities line item in our consolidated balance sheets.

9.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$347,116	$—	$—	$424,420	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities, approximate fair value due to the short maturity of those instruments.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities. See Note 6 – Long-Term Debt for additional information on our long-term debt.

10.PARTNERS' CAPITAL

Distributions

Our available cash that is not used for unit repurchases may, at the discretion of our general partner, be distributed within 45 days after the end of each quarter to unitholders of record. Available cash is generally defined in the partnership agreement as all cash and cash equivalents on hand at the end of each quarter less reserves established by MGP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions. The following table summarizes the quarterly per unit distribution paid during each quarter of 2021 through 2023:

	Year Ended December 31,
	2023	2022	2021
First Quarter	$0.700	$0.250	$—
Second Quarter	$0.700	$0.350	$0.100
Third Quarter	$0.700	$0.400	$0.100
Fourth Quarter	$0.700	$0.500	$0.200

On January 26, 2024, we declared a quarterly distribution of $0.70 per unit, totaling approximately $89.0 million, on all our common units outstanding, which was paid on February 14, 2024 to all unitholders of record on February 7, 2024.

Unit Repurchase Program

In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity as of December 31, 2022. As a result, we were authorized to repurchase up to a total of $100.0 million of ARLP common units. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. During the year ended December 31, 2023, we repurchased and retired 929,842 units at an average unit price of $20.90 for an aggregate purchase price of $19.4 million, leaving $80.6 million remaining under the current authorization. Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

Other

The noncontrolling interest in our consolidated balance sheets represents Bluegrass Minerals Management, LLC's ("Bluegrass Minerals") ownership interest in Cavalier Minerals JV, LLC ("Cavalier Minerals"). Our accumulated other comprehensive loss consists of unrecognized actuarial gains and losses as well as unrecognized prior service costs related to our pension and pneumoconiosis benefits. See Note 11 – Variable Interest Entities, Note 15 – Employee Benefit Plans and Note 19 – Accrued Workers' Compensation and Pneumoconiosis Benefits for further information.

11.VARIABLE INTEREST ENTITIES

AllDale I & II and Cavalier Minerals

We own the general partner interests and, including the limited partner interests we hold through our ownership in Cavalier Minerals, approximately 97% of the limited partner interests in AllDale I & II. As the general partner of AllDale I & II, we are entitled to receive 20.0% of all distributions from AllDale I & II with the remaining 80.0% allocated to limited partners based upon ownership percentages.

Cavalier Minerals owns approximately 72% of the limited partner interests in AllDale I & II. We own the managing member interest and a 96% member interest in Cavalier Minerals. Bluegrass Minerals owns a 4% member interest in Cavalier Minerals and a profits interest which entitles it to receive distributions equal to 25% of all distributions (including in liquidation) after all members have recovered their investment. All members have recovered their investment and Bluegrass Minerals began receiving its profits interest distributions in late 2022.

We have concluded that AllDale I, AllDale II and Cavalier Minerals are VIEs which we consolidate as the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of AllDale I, AllDale II and Cavalier Minerals in addition to having substantial equity ownership.

Our share of Cavalier Minerals' investment in AllDale I & II is eliminated in consolidation and Bluegrass Minerals' investment in Cavalier Minerals is accounted for as noncontrolling ownership interest in our consolidated balance sheets. Additionally, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our consolidated statements of income.

The following table presents the carrying amounts and classification of AllDale I & II's assets and liabilities included in our consolidated balance sheets:

	December 31,
	2023	2022

Assets (liabilities):	(in thousands)
Cash and cash equivalents	$4,690	$4,698
Trade receivables	16,058	13,933
Total property, plant and equipment, net	389,767	406,135
Accounts payable	(175)	(257)
Due to affiliates	—	(24)
Accrued taxes other than income taxes	(958)	(206)

AllDale III

AllDale III owns oil & gas mineral interests in areas around the oil & gas mineral interests we own. Alliance Minerals owns a 13.9% limited partner interest in AllDale III. Alliance Minerals' investment in AllDale III is subject to a 25% profits interest for the general partner that is subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 "catch-up" provision for the general partner.

We have concluded that AllDale III is a VIE that we do not consolidate because we are not the primary beneficiary and AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in the operational decisions. We are not the primary beneficiary of AllDale III because we do not have the power to direct the activities that most significantly impact AllDale III's economic performance. See Note 12 – Equity Investments for more information about the accounting for our investment in AllDale III.

Francis

On April 5, 2022, we invested $20 million in Francis, in the form of a convertible note. Our convertible note matured on April 1, 2023 and was converted into a preferred equity interest in Francis. Prior to conversion, we had determined the note more closely represented equity as opposed to debt. Therefore, we accounted for the convertible note as an equity contribution even though we did not participate in Francis' earnings or losses and were not eligible to receive distributions during the term of the note. Subsequent to the conversion on April 1, 2023, we participate in earnings and losses and are eligible to receive distributions. As of December 31, 2023, we held approximately 17.0% of Francis' equity.

We have concluded that Francis is a VIE that we do not consolidate because we are not the primary beneficiary and Francis' management structure is similar to a limited partnership with the non-managing members (i) not having the ability to remove the managing member and (ii) not participating significantly in the operational decisions. We are not the primary beneficiary of Francis because we do not have the power to direct the activities that most significantly impact Francis's economic performance. See Note 12 – Equity Investments for more information about the accounting for our investment in Francis.

NGP ET IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ET IV, a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. This commitment represents a 3.6% interest in NGP ET IV. As of December 31, 2023, we have funded $6.6 million of this commitment.

We have concluded that NGP ET IV is a VIE that we do not consolidate because we are not the primary beneficiary and NGP ET IV is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in the operational decisions. We are not the primary beneficiary of NGP ET IV because we do not have the power to direct the activities that most significantly impact NGP ET IV's economic performance. See Note 12 – Equity Investments for more information about the accounting for our investment in NGP ET IV.

12.EQUITY INVESTMENTS

AllDale III

We account for our ownership interest in the income or loss of AllDale III as an equity method investment. We record equity income or loss based on AllDale III's distribution structure. The changes in our equity method investment in AllDale III were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Beginning balance	$25,284	$26,325	$27,268
Equity method investment income	2,567	5,634	2,130
Distributions received	(3,918)	(6,675)	(3,073)
Ending balance	$23,933	$25,284	$26,325

Francis

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

	Year Ended December 31,
	2023	2022

	(in thousands)
Beginning balance	$20,000	$—
Contributions	—	20,000
Equity method investment loss	(3,513)	—
Ending balance	$16,487	$20,000

NGP ET IV

We account for our ownership interest in the income or loss of NGP ET IV as an equity method investment. The changes in our equity method investment in NGP ET IV were as follows:

	Year Ended December 31,
	2023	2022

	(in thousands)
Beginning balance	$4,087	$—
Contributions	2,518	4,087
Equity method investment loss	(522)	—
Ending balance	$6,083	$4,087

Infinitum

During 2022, we purchased $42.0 million of Series D Preferred Stock in Infinitum, a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators. On September 8, 2023, we purchased $24.6 million of Series E Preferred Stock in Infinitum. The Infinitum Preferred Stock provides for non-cumulative dividends when and if declared by Infinitum's board of directors. Each share of Infinitum Preferred Stock is convertible, at any time, at our option, into shares of common stock of Infinitum. We account for our ownership interest in Infinitum as an equity investment without a readily determinable fair value. Absent an observable price change, it is not practicable to estimate the fair value of our investment in Infinitum because of the lack of a quoted market price for our ownership interests. Therefore, we use a measurement alternative other than fair value to account for our investment.

Ascend

On August 22, 2023, we purchased $25.0 million of Ascend Preferred Stock in Ascend, a U.S.-based manufacturer and recycler of sustainable, engineered battery materials for electric vehicles. The Ascend Preferred Stock provides for non-cumulative dividends when and if declared by Ascend's board of directors. Each share is convertible, at any time, at our option, into shares of common stock of Ascend. We account for our ownership interest in Ascend as an equity investment without a readily determinable fair value. Absent an observable price change, it is not practicable to estimate the fair value of our investment in Ascend because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment.

13.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 23 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Year Ended December 31, 2023

Coal sales	$1,364,901	$845,309	$—	$—	$—	$2,210,210
Oil & gas royalties	—	—	137,751	—	—	137,751
Coal royalties	—	—	—	65,572	(65,572)	—
Transportation revenues	106,150	36,140	—	—	—	142,290
Other revenues	10,505	1,885	3,774	42	60,244	76,450
Total revenues	$1,481,556	$883,334	$141,525	$65,614	$(5,328)	$2,566,701

Year Ended December 31, 2022

Coal sales	$1,219,943	$882,286	$—	$—	$—	$2,102,229
Oil & gas royalties	—	—	151,060	—	—	151,060
Coal royalties	—	—	—	60,624	(60,624)	—
Transportation revenues	69,540	44,320	—	—	—	113,860
Other revenues	6,822	1,481	3,837	56	40,622	52,818
Total revenues	$1,296,305	$928,087	$154,897	$60,680	$(20,002)	$2,419,967

Year Ended December 31, 2021

Coal sales	$873,930	$512,993	$—	$—	$—	$1,386,923
Oil & gas royalties	—	—	84,183	—	—	84,183
Coal royalties	—	—	—	51,402	(51,402)	—
Transportation revenues	41,001	28,606	—	—	—	69,607
Other revenues	4,666	3,940	2,256	69	27,586	38,517
Total revenues	$919,597	$545,539	$86,439	$51,471	$(23,816)	$1,579,230

The following table illustrates the projected revenue for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2023 and disaggregated by segment and contract duration.

				2027 and
	2024	2025	2026	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$1,291,152	$494,386	$253,465	$238,500	$2,277,503
Appalachia Coal Operations coal revenues	754,183	325,425	1,600	—	1,081,208
Total coal revenues (1)	$2,045,335	$819,811	$255,065	$238,500	$3,358,711

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

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except per unit data)

Net income attributable to ARLP	$630,118	$586,200	$182,771
Less:
General partner's interest in net income attributable to ARLP	(1,384)	(9,010)	(4,614)

Limited partners' interest in net income attributable to ARLP	628,734	577,190	178,157

Less:
Distributions to participating securities	(9,688)	(8,527)	(2,334)
Undistributed earnings attributable to participating securities	(7,203)	(10,576)	(2,403)

Net income attributable to ARLP available to limited partners	$611,843	$558,087	$173,420

Weighted-average limited partner units outstanding – basic and diluted	127,180	127,195	127,195

Earnings per limited partner unit - basic and diluted (1)	$4.81	$4.39	$1.36
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the years ended December 31, 2023, 2022 and 2021, the combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 2,922,384, 3,540,385 and 1,967,672, respectively, were considered anti-dilutive under the treasury stock method.

15.EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All regular full-time employees are eligible to participate in a defined contribution profit sharing and savings plan ("PSSP") that we sponsor. PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We make matching contributions based on a percent of an employee's eligible compensation and also make an additional non-matching contribution. Our contribution expense for the PSSP was approximately $21.8 million, $19.4 million and $17.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Defined Benefit Plan

Eligible employees and former employees of certain of our mining operations participate in a defined benefit plan (the "Pension Plan") that we sponsor. The Pension Plan is closed to new applicants. Participants in the Pension Plan are no longer receiving benefit accruals for service. The benefit formula for the Pension Plan is a fixed-dollar unit based on years of service.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2023 and 2022 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements:

	December 31,
	2023	2022

	(dollars in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$104,682	$139,566
Interest cost	5,180	3,749
Actuarial loss (gain)	2,446	(32,996)
Benefits paid	(6,438)	(5,637)
Benefit obligations at end of year	105,870	104,682

Change in plan assets:
Fair value of plan assets at beginning of year	92,129	113,976
Actual return on plan assets	11,561	(16,210)
Benefits paid	(6,438)	(5,637)
Fair value of plan assets at end of year	97,252	92,129
Funded status at the end of year	$(8,618)	$(12,553)

Amounts recognized in balance sheet:
Non-current liability	$(8,618)	$(12,553)

Amounts recognized in accumulated other comprehensive income consists of:
Prior service cost	$(196)	$(382)
Net actuarial loss	(11,584)	(15,160)
	$(11,780)	$(15,542)

Weighted-average assumption to determine benefit obligations as of December 31,
Discount rate	4.90%	5.10%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	5.10%	2.73%
Expected return on plan assets	7.00%	6.00%

The actuarial loss component of the change in benefit obligations in 2023 was primarily attributable to a decrease in the discount rate compared to the prior year end. The actuarial gain component of the change in benefit obligations in 2022 was primarily attributable to an increase in the discount rate compared to the prior year end.

The expected long-term rate of return used to determine our pension liability is based on an asset allocation assumption of:

Asset allocation
As of December 31, 2023	assumption
Equity securities	75%
Fixed income securities	25%
100%

The actual return on plan assets was 12.5% and (14.6)% for the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Components of net periodic benefit cost (credit):
Interest cost	$5,180	$3,749	$3,438
Expected return on plan assets	(6,220)	(6,638)	(6,580)
Amortization of prior service cost	186	186	186
Amortization of net loss	682	1,963	4,327
Net periodic benefit cost (credit) (1)	$(172)	$(740)	$1,371
(1)	Nonservice components of net periodic benefit cost (credit) are included in the Other income (expense) line item within our consolidated statements of income.

	Year Ended December 31,
	2023	2022

	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive loss:
Net actuarial gain	$2,894	$10,148
Reversal of amortization item:
Prior service cost	186	186
Net actuarial loss	682	1,963
Total recognized in accumulated other comprehensive loss	3,762	12,297
Net periodic benefit cost	172	740
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$3,934	$13,037

Estimated future benefit payments as of December 31, 2023 are as follows:

Year Ended
December 31,	(in thousands)

2024	$6,331
2025	6,490
2026	6,688
2027	6,820
2028	6,899
2029-2033	35,204
$68,432

We do not expect to make material contributions to the Pension Plan during 2024.

The Compensation Committee has appointed an investment manager with full investment authority with respect to Pension Plan investments subject to investment guidelines and compliance with Employee Retirement Income Security Act of 1974 or other applicable laws. The investment manager employs an asset allocation strategy through investment in certain investment types such as equity securities and fixed income securities. The asset allocation process provides that the total portfolio allocation will be adjusted as the funded ratio of the plan changes and market conditions warrant, consistent with managing risks in accordance with plan objectives and time horizon. As the funded ratio improves, more assets may be allocated to the core fixed income portfolio to reduce volatility. The objective of the allocation policy is to achieve an average annual return greater than the actuarial discount rate over the specified time horizon. General asset allocation guidelines at December 31, 2023 are as follows:

	Percentage of Total Portfolio
	Minimum	Maximum

Equity securities	50%	85%
Fixed income securities	15%	50%

Equity securities include domestic and international common stocks, convertible notes and bonds, convertible preferred stocks, American Depository Receipts of non-U.S. companies and Real Estate Investment Trusts. Fixed income securities include debt securities issued by the federal government as well as state and local governments, banker's acceptances, repurchase agreements, asset-backed securities, collateralized mortgage-backed securities, corporate debt securities, inflation-index bonds and structured notes.

The following information discloses the fair values of our Pension Plan assets by asset category:

	December 31,
	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents	$1,665	$—	$—	$1,665	$5,422	$—	$—	$5,422
Equity investments - Individual securities (a):
Consumer discretionary	2,605	—	—	2,605	—	—	—	—
Consumer durables	2,088	—	—	2,088	—	—	—	—
Energy	952	—	—	952	—	—	—	—
Financials	4,852	—	—	4,852	—	—	—	—
Health Care	4,296	—	—	4,296	—	—	—	—
Industrials & materials	4,507	—	—	4,507	—	—	—	—
Information technology & communication	8,102	—	—	8,102	—	—	—	—
Fixed income investments - Individual securities (b):
Preferred stocks non-convertible	37	—	—	37	—	—	—	—
Equity investments - Mutual funds (c):
Mid-cap stock funds	11,847	—	—	11,847	—	—	—	—
Small-cap stock funds	4,007	—	—	4,007	—	—	—	—
International stock funds	7,849	—	—	7,849	—	—	—	—
Equity investments - Exchange traded funds (d):
Large-cap blend - S&P 500 index	18,044	—	—	18,044	—	—	—	—
International - Developed markets	3,138	—	—	3,138	—	—	—	—
International - Emerging markets	1,894	—	—	1,894	—	—	—	—
Accrued income (e)	—	29	—	29	—	—	—	—
	$75,883	$29	$—	$75,912	$5,422	$—	$—	$5,422

Commingled investment funds measured at net asset value (f):
Equities - United States				—				36,259
Equities - United States futures				—				(697)
Equities - International developed markets				—				14,214
Equities - International developed markets futures				—				(1,693)
Equities - International emerging markets				—				782
Equities - International emerging markets futures				—				3,289
Fixed income - Investment grade				21,340				13,856
Fixed income - High yield				—				156
Fixed income - Futures				—				8,590
Alternatives				—				11,951
Total				$97,252				$92,129
(a)	Equity investments - Individual securities include investments in publicly traded common stock and American Depository Receipts. Publicly traded common stocks are traded on a national securities exchange and investments in common stocks are valued using quoted market prices multiplied by the number of shares owned. American Depository Receipts are negotiable securities issued by a bank representing shares in a foreign company and traded on a national securities exchange.
(b)	Fixed income investments - Individual securities include investments in preferred stock that are traded on a national securities exchange and valued using quoted market prices multiplied by the number of shares owned.
(c)	Equity investments - Mutual funds are valued daily in actively traded markets. For purposes of calculating the value, portfolio securities and other assets for which market quotes are readily available are valued at market value. Investments initially valued in currencies other than the U.S. dollars are converted to the U.S. dollar using exchange rates obtained from pricing services.
(d)	Equity investments – Exchange traded funds are funds that own financial assets and trade on exchanges, generally tracking a specific index. Investments in exchange traded funds are valued using a market approach based on the quoted market prices.
(e)	Accrued income represents dividends or interest declared, but not received, on equity securities owned at December 31, 2023.

(f)	Investments measured at fair value using the net asset value per share (or its equivalent) have not been classified within the fair value hierarchy. The fair values of all commingled investment funds are determined based on the net asset values per unit of each of the funds. The net asset values per unit represent the aggregate value of the fund's assets at fair value less liabilities, divided by the number of units outstanding.

16.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

A summary of non-vested LTIP grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2021	1,430,489	$5.02	$6,409
Granted (1)	1,818,190	6.03
Forfeited	(118,204)	5.48
Non-vested grants at December 31, 2021	3,130,475	5.59	39,569
Granted (1)	769,907	14.65
Forfeited	(203,249)	6.93
Non-vested grants at December 31, 2022	3,697,133	7.40	75,126
Granted (1)	450,125	21.54
Vested (2)	(1,291,330)	5.02
Forfeited	(145,584)	6.86
Non-vested grants at December 31, 2023	2,710,344	10.91	57,405
(1)	Restricted units granted have certain minimum-value guarantees per unit, regardless of whether or not the awards vest.
(2)	During the year ended December 31, 2023, we issued 860,060 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy our tax withholding obligations.

For the years ended December 31, 2023, 2022 and 2021, our LTIP expense for grants of restricted units was $10.4 million, $9.4 million and $5.4 million, respectively. The total obligation associated with LTIP grants of restricted units as of December 31, 2023 and 2022 was $19.5 million and $16.0 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets. As of December 31, 2023, there was $10.0 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.4 years.

On January 24, 2024, the Compensation Committee authorized additional grants of 440,470 restricted units, of which 425,470 units were granted. These restricted units have certain minimum-value guarantees, regardless of whether or not the awards vest.

Supplemental Executive Retirement Plan and Directors' Deferred Compensation Plan

A summary of SERP and Directors' Deferred Compensation Plan activity is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2021	760,630	$22.04	$3,408
Granted	46,638	9.45
Settled (1)	(138,570)	25.86
Phantom units outstanding as of December 31, 2021	668,698	20.37	8,452
Granted	73,842	19.44
Phantom units outstanding as of December 31, 2022	742,540	20.28	15,088
Granted	118,737	20.46
Settled (1)	(49,331)	20.27
Phantom units outstanding as of December 31, 2023	811,946	20.44	17,197
(1)	During the years ended December 31, 2023 and 2021, we purchased 27,576 ARLP common units and 102,962 ARLP common units on the open market to settle the accounts of participants under the SERP. Units purchased were net of units settled in cash to satisfy tax-withholding obligations.

Total SERP and Directors' Deferred Compensation Plan expense was $2.4 million, $1.4 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $16.6 million and $15.1 million, respectively, and is included in the partners' capital Limited partners-common unitholders line item in our consolidated balance sheets.

17.SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cash Paid For:
Interest	$37,126	$34,844	$36,402
Income taxes	$13,615	$23,794	$11

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$14,586	$44,281	$8,325
Right-of-use assets acquired by operating lease	$2,596	$1,315	$189
Market value of common units distributed under deferred compensation plans before tax withholding requirements	$28,906	$—	$1,082

18.ASSET RETIREMENT OBLIGATIONS

The following table presents the activity affecting the asset retirement and mine closing liability:

	Year Ended December 31,
	2023	2022

	(in thousands)

Beginning balance	$149,813	$131,099
Accretion expense	4,433	3,731
Payments	(2,317)	(2,445)
Allocation of liability associated with mine development and change in assumptions	(1,486)	17,428
Ending balance	$150,443	$149,813

For the year ended December 31, 2023, the allocation of liability associated with mine development and change in assumptions decreased by $1.5 million. The decrease was largely attributable to lower cost assumptions.

For the year ended December 31, 2022, the allocation of liability associated with mine development and change in assumptions increased by $17.4 million. The increase was largely attributable to higher cost assumptions as well as the expansion of refuse disposal facilities at certain mines.

The impact of discounting our estimated cash flows resulted in reducing the accrual for asset retirement obligations by $116.2 million and $110.4 million at December 31, 2023 and 2022, respectively. Estimated payments of asset retirement obligations as of December 31, 2023 are as follows:

Year Ended
December 31,	(in thousands)

2024	$3,518
2025	5,557
2026	4,063
2027	7,038
2028	4,291
Thereafter	242,134
Aggregate undiscounted asset retirement obligations	266,601
Less: effect of discounting	(116,158)
Total asset retirement obligations	150,443
Less: current portion	(3,518)
Non-current asset retirement obligations	$146,925

As of December 31, 2023 and 2022, we had approximately $173.5 million and $174.3 million, respectively, in surety bonds outstanding to secure the performance of our reclamation obligations.

19.ACCRUED WORKERS' COMPENSATION AND PNEUMOCONIOSIS BENEFITS

The following is a reconciliation of the changes in workers' compensation liability (including current and long-term liability balances):

	December 31,
	2023	2022

Beginning balance	$49,452	$53,448
Changes in accruals	12,155	7,384
Payments	(14,438)	(12,708)
Interest accretion	2,202	1,147
Valuation loss (gain)	(1,396)	181
Ending balance	$47,975	$49,452

The discount rate used to calculate the estimated present value of future obligations for workers' compensation was 4.66% and 4.87% at December 31, 2023 and 2022, respectively.

The valuation gain in 2023 was primarily attributable to a favorable change in claims development partially offset by a decrease in the discount rate used to calculate the estimated present value of the future obligations. The valuation loss in 2022 was primarily attributable to an increase in the discount rate used to calculate the estimated present value of the future obligations being partially offset by unfavorable changes in claims development.

As of December 31, 2023 and 2022, we had $99.4 million and $99.8 million, respectively, in surety bonds and letters of credit outstanding to secure workers' compensation obligations.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for the particular claim year have been met. Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy. Our receivables for traumatic injury claims under this policy as of December 31, 2023 and 2022 were $4.1 million. Our receivables are included in Other long-term assets on our consolidated balance sheets.

The following is a reconciliation of the changes in pneumoconiosis benefit obligations:

	December 31,
	2023	2022

	(in thousands)

Benefit obligations at beginning of year	$104,287	$111,316
Service cost	2,698	3,798
Interest cost	4,951	2,991
Actuarial loss (gain)	25,615	(9,840)
Benefits and expenses paid	(5,107)	(3,978)
Benefit obligations at end of year	$132,444	$104,287

The following is a reconciliation of the changes in the pneumoconiosis benefit obligation recognized in accumulated other comprehensive loss:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)

Net actuarial gain (loss)	$(25,615)	$9,840	$(161)
Reversal of amortization item:
Net actuarial loss	1,382	1,038	4,172
Total recognized in accumulated other comprehensive loss	$(24,233)	$10,878	$4,011

The discount rate used to calculate the estimated present value of future obligations for pneumoconiosis benefits was 4.81%, 5.0% and 2.73% at December 31, 2023, 2022 and 2021, respectively.

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Amount recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$49,745	$25,510	$36,388

The actuarial loss component of the change in benefit obligations in 2023 was primarily attributable to a) unfavorable changes in the discount rate, b) unfavorable demographics in the at-risk population, c) unfavorable black lung claims experience, d) unfavorable assumption changes regarding future average medical benefits, and e) unfavorable assumption changes related to Federal and State benefit levels. The actuarial gain component of the change in benefit obligations in 2022 was primarily attributable to favorable assumption changes in the discount rate and demographics in the at-risk population. These components were offset in part by a) unfavorable black lung claims experience, b) unfavorable assumption changes regarding future average medical benefits and legal expense levels, and c) unfavorable assumption changes related to Federal and State benefit levels.

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for pneumoconiosis and workers' compensation benefits:

	December 31,
	2023	2022

	(in thousands)

Workers' compensation claims	$47,975	$49,452
Pneumoconiosis benefit claims	132,444	104,287
Total obligations	180,419	153,739
Less current portion	(15,913)	(14,099)
Non-current obligations	$164,506	$139,640

Both the pneumoconiosis benefit and workers' compensation obligations were unfunded at December 31, 2023 and 2022.

The pneumoconiosis benefit and workers' compensation expense consists of the following components:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Black lung benefits:
Service cost	$2,698	$3,798	$4,021
Interest cost (1)	4,951	2,991	2,545
Net amortization (1)	1,382	1,038	4,172
Total pneumoconiosis expense	9,031	7,827	10,738
Workers' compensation expense	15,152	11,675	8,339
Net periodic benefit cost	$24,183	$19,502	$19,077

________________________________________

(1)	Interest cost and net amortization is included in the Other income line item within our consolidated statements of income.

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

Affiliate Coal Lease Agreements

The following table summarizes advanced royalties outstanding and related payments and recoupments under our affiliate coal lease agreements:

		WKY CoalPlay
		Towhead	Webster	Henderson	WKY
	Craft Foundations	Coal	Coal	Coal	CoalPlay
		Henderson			Henderson
	Tunnel	& Union	Webster	Henderson	& Union
	Ridge	Counties, KY	County, KY	County, KY	Counties, KY	Total
	Acquired	Acquired	Acquired	Acquired	Acquired
	2005	2014	2014	2014	2015
	(in thousands)

As of January 1, 2021	$1,500	$19,178	$—	$15,129	$12,582	$48,389
Payments	3,000	3,597	2,568	2,521	2,131	13,817
Recoupment	(3,000)	(1,025)	—	—	—	(4,025)
Unrecoupable	—	—	(2,568)	—	—	(2,568)
As of December 31, 2021	1,500	21,750	—	17,650	14,713	55,613
Payments	3,000	3,597	—	2,522	2,131	11,250
Recoupment	(3,000)	(3,255)	—	—	—	(6,255)
Unrecoupable	—	—	—	—	—	—
As of December 31, 2022	1,500	22,092	—	20,172	16,844	60,608
Payments	3,000	3,597	—	2,521	2,131	11,249
Recoupment	(3,000)	(4,258)	—	—	—	(7,258)
Unrecoupable	—	—	—	—	—	—
As of December 31, 2023	$1,500	$21,431	$—	$22,693	$18,975	$64,599

Craft Foundations

In January 2005, we acquired Tunnel Ridge from ARH. In connection with this acquisition, we assumed a coal lease with Alliance Resource GP, LLC, an entity indirectly wholly owned by Mr. Craft and Kathleen S. Craft until it was dissolved in December 2020. In December 2018, the property subject to the lease was transferred to the Joseph W. Craft III Foundation and the Kathleen S. Craft Foundation, which each hold an undivided one-half interest (the "Craft Foundations"). Under the terms of the lease, Tunnel Ridge is required to pay an annual minimum royalty of $3.0 million. The lease expires the earlier of January 1, 2033 or upon the exhaustion of the mineable and merchantable leased coal.  Tunnel Ridge incurred $12.1 million, $12.3 million and $5.8 million in earned royalties in 2023, 2022 and 2021 respectively.

Tunnel Ridge has a surface land lease with an annual payment of $0.2 million, payable in January of each year with the Craft Foundations.

WKY CoalPlay

In February 2015, WKY CoalPlay, LLC ("WKY CoalPlay") entered into a coal lease agreement with Alliance Resource Properties regarding coal mineral resources located in Henderson and Union Counties, Kentucky. The lease has an initial term of 20 years and provides for earned royalty payments to WKY CoalPlay of 4.0% of the coal sales price and annual minimum royalty payments of $2.1 million. All annual minimum royalty payments are recoupable from future earned royalties.

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

21.COMMITMENTS AND CONTINGENCIES

Commitments

We lease buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. We also have noncancelable coal mineral reserve and resource leases as discussed in Note 20 – Related-Party Transactions.

Contractual Commitments

In connection with planned capital projects, we have contractual commitments of approximately $201.9 million at December 31, 2023. As of December 31, 2023, we had $22.3 million in commitments to purchase coal from external production sources in 2024 and thereafter.

General Litigation

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

We also have various other lawsuits, claims and regulatory proceedings incidental to our business that are pending against the ARLP Partnership. We record an accrual for a potential loss related to these matters when, in management's opinion, such loss is probable and reasonably estimable. Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity. However, if the results of these matters are different from management's current expectations, such matters could have a material adverse effect on our business and operations.

Other

Effective October 1, 2023, we renewed our property and casualty insurance program through September 30, 2024. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance, LLC ("Wildcat Insurance"). Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75 or 90 day waiting period for underground business interruption depending on the mining complex and an additional $25.0 million overall aggregate deductible. We retained a 7.25% participating interest in our current commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

22.CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The international coal market has been a part of our business with indirect sales to end-users in Europe, Africa, Asia, North America and South America. Our sales into the international coal market are considered exports and are made through brokered transactions. During the years ended December 31, 2023, 2022 and 2021, export tons represented approximately 15.7%, 12.5% and 12.5% of tons sold, respectively.

Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end-usage point, we attribute export tons to the country with the end-usage point, if known. No individual country was attributed greater than 10% of total domestic and export tons sold during the years ended December 31, 2023, 2022 and 2021.

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

		Year Ended December 31,
	Segment	2023	2022	2021

		(in thousands)

Customer A	Illinois Basin/Appalachia	$332,500	$—	$—
Customer B	Illinois Basin	253,573	260,146	—
Customer C	Illinois Basin	—	328,406	239,482
Customer D	Illinois Basin/Appalachia	—	228,480	—

Trade accounts receivable from major customers totaled approximately $54.3 million and $63.6 million at December 31, 2023 and 2022, respectively. Our credit loss experience has historically been insignificant. Financial conditions of our customers could result in a material change to our credit loss expense in future periods. The coal supply agreements with Customers A and B expire in 2025 and 2029, respectively.

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

The Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC's ("Gibson ") mining complex, (b) the Warrior Coal, LLC ("Warrior") mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The segment also includes our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC ("MAC") and other support services, and our non-operating mining complexes.

The Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining, LLC ("MC Mining") mining complex.

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals' through its consolidated subsidiaries as well as equity interests held in AllDale III (Note 12 – Equity Investments).

Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia

Coal Operations reportable segments or (b) located near our operations and external mining operations. Approximately 60% of the coal sold by our coal operations' mines was leased from our Coal Royalties entities.

Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as the "Matrix Group"), our investments in Francis, Infinitum, NGP ET IV and Ascend (see Note 12 – Equity Investments), Wildcat Insurance, which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 6 – Long-Term Debt) and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Year Ended December 31, 2023

Revenues - Outside (1)	$1,481,556	$883,334	$141,525	$42	$60,244	$2,566,701
Revenues - Intercompany	—	—	—	65,572	(65,572)	—
Total revenues (1)	1,481,556	883,334	141,525	65,614	(5,328)	2,566,701

Segment Adjusted EBITDA Expense (2)	861,288	516,471	16,532	24,451	(14,024)	1,404,718
Segment Adjusted EBITDA (3)	514,118	330,723	121,508	41,163	4,661	1,012,173
Total assets	966,102	488,427	781,184	315,592	237,121	2,788,426
Capital expenditures (4)	257,885	116,217	—	400	4,836	379,338

Year Ended December 31, 2022

Revenues - Outside (1)	$1,296,305	$928,087	$154,897	$56	$40,622	$2,419,967
Revenues - Intercompany	—	—	—	60,624	(60,624)	—
Total revenues (1)	1,296,305	928,087	154,897	60,680	(20,002)	2,419,967

Segment Adjusted EBITDA Expense (2)	806,080	464,029	15,395	21,871	(23,497)	1,283,878
Segment Adjusted EBITDA (3)	420,684	426,402	143,179	38,809	3,495	1,032,569
Total assets	779,018	431,913	778,465	321,587	417,038	2,728,021
Capital expenditures (4)	158,624	76,603	—	38,276	12,891	286,394

Year Ended December 31, 2021

Revenues - Outside (1)	$919,597	$545,539	$86,439	$69	$27,586	$1,579,230
Revenues - Intercompany	—	—	—	51,402	(51,402)	—
Total revenues (1)	919,597	545,539	86,439	51,471	(23,816)	1,579,230

Segment Adjusted EBITDA Expense (2)	613,303	344,332	11,051	18,269	(33,198)	953,757
Segment Adjusted EBITDA (3)	265,292	172,601	76,920	33,202	9,383	557,398
Total assets	676,091	420,144	698,702	285,943	146,601	2,227,481
Capital expenditures (4)	60,166	47,577	—	45	15,196	122,984
(1)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily intercompany coal royalties eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases and other income. Transportation expenses are excluded as transportation revenues are recognized in an amount equal to transportation expenses when title passes to the customer.

The following is a reconciliation of Operating expenses (excluding depreciation, depletion and amortization), the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$1,368,787	$1,288,082	$944,419
Outside coal purchases	36,149	151	6,372
Other expense (income)	(218)	(4,355)	2,966
Segment Adjusted EBITDA Expense	$1,404,718	$1,283,878	$953,757

(3)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expense. Management therefore is able to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments. Net income, the most comparable GAAP financial measure, is reconciled to consolidated Segment Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net income	$636,170	$588,158	$183,369
Noncontrolling interest	(6,052)	(1,958)	(598)
Net income attributable to ARLP	$630,118	$586,200	$182,771
General and administrative	79,096	80,425	70,275
Depreciation, depletion and amortization	267,982	276,670	264,794
Interest expense, net	26,697	35,296	39,141
Income tax expense	8,280	53,978	417
Consolidated Segment Adjusted EBITDA	$1,012,173	$1,032,569	$557,398

(4)	Capital expenditures shown exclude $110.9 million, $92.6 million and $31.0 million paid for oil & gas acquisitions in 2023, 2022 and 2021, respectively. See Note 3 – Acquisitions for more information.

SUPPLEMENTAL OIL & GAS RESERVE INFORMATION (UNAUDITED)

All periods presented in these supplemental oil & gas reserve information disclosures have been recast to reflect the JC Resources Acquisition as if we, rather than JC Resources, acquired the mineral interests in 2019. For more information with respect to the JC Resources Acquisition please see Note – 1 Organization and Presentation and Note – 3 Acquisition in our consolidated financial statements.

Geographical Area of Operation

All of our proved oil & gas reserves are located within the continental United States with the majority concentrated in Texas, Oklahoma, New Mexico and North Dakota. The following supplemental disclosures about our proved oil & gas reserves including costs incurred, capitalized cost, results of operations and cash flows are presented on a consolidated basis.

Costs Incurred in Oil & Gas Property Acquisitions

Costs incurred in oil & gas property acquisitions are presented below:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Acquisition costs of properties
Proved	$21,943	$44,986	$12,542
Unproved	16,741	47,785	18,418
Total	$38,684	$92,771	$30,960

Property acquisition costs for 2023 primarily include the Skyland Acquisition and other ground game acquisitions. Property acquisition costs for 2022 primarily include the Belvedere and Jase Acquisitions. Property acquisition costs for 2021 are related to the Boulders Acquisition. See Note 3 – Acquisitions in our consolidated financial statements for more information regarding these acquisitions.

Oil & Gas Capitalized Costs

Aggregate capitalized costs related to oil & gas activities with applicable accumulated depreciation, depletion, and amortization are presented below:

	As of December 31,
	2023		2022		2021

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Proved properties	$438,378	$14,950	$388,358	$11,965	$318,250	$9,138
Unproved properties	414,972	13,295	426,309	16,193	403,645	19,216
Total	853,350	28,245	814,667	28,158	721,895	28,354
Less accumulated depreciation, depletion and amortization	(144,561)	(5,183)	(117,982)	(3,912)	(85,038)	(3,015)
Oil & gas properties, net	$708,789	$23,062	$696,685	$24,246	$636,857	$25,339

Results of Operations from Oil & Gas Activities

The following schedule sets forth the revenues and expenses related to our oil & gas mineral interests. It does not include any interest costs or general and administrative costs, and therefore, is not necessarily indicative of the contribution of our Oil & Gas Royalties segment to our overall results.

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Consolidated activities
Oil & gas royalties	$137,751	$151,060	$84,183
Other revenues	3,774	3,837	2,256
Production costs and severance taxes	(13,423)	(13,200)	(8,511)
Depreciation, depletion and amortization	(36,865)	(30,034)	(25,684)
Income tax expense	(14,568)	(54,842)	—
Total results of oil & gas activities	$76,669	$56,821	$52,244

Our share of an equity method investee
Oil & gas royalties	$4,719	$7,292	$3,788
Other revenues	102	37	66
Production costs and severance taxes	(638)	(916)	(472)
Depreciation, depletion and amortization	(1,142)	(897)	(787)
Total results of oil & gas activities	$3,041	$5,516	$2,595

Oil & Gas Reserves

The net proved developed and undeveloped oil & gas reserves quantities of the mineral interests attributable to us are summarized below:

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Consolidated activities

As of January 1, 2021	7,517	34,055	3,340	16,533
Purchases of minerals in place	287	2,149	332	977
Revisions of previous estimates	(404)	132	177	(205)
Extensions and discoveries	677	621	387	1,168
Production	(898)	(3,460)	(402)	(1,877)
As of December 31, 2021 (1)	7,179	33,497	3,834	16,596
Purchases of minerals in place	859	3,619	497	1,960
Revisions of previous estimates	(24)	4,686	668	1,425
Extensions and discoveries	2,060	8,334	1,018	4,466
Production	(1,061)	(4,814)	(541)	(2,404)
As of December 31, 2022 (1)	9,013	45,322	5,476	22,043
Purchases of minerals in place	361	2,421	142	907
Revisions of previous estimates	(175)	2,177	559	748
Extensions and discoveries	1,252	4,460	654	2,649
Production	(1,418)	(5,759)	(726)	(3,105)
As of December 31, 2023 (1)	9,033	48,621	6,105	23,242
(1)	Proved reserves of approximately 1,780 MBOE, 1,736 MBOE and 1,285 MBOE were attributable to noncontrolling interests, as of December 31, 2023, 2022 and 2021, respectively.

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Our share of an equity method investee

As of January 1, 2021	342	2,052	188	873
Sales of minerals in place	(9)	(15)	—	(12)
Revisions of previous estimates	(50)	320	(53)	(51)
Extensions and discoveries	73	450	43	190
Production	(31)	(421)	—	(101)
As of December 31, 2021	325	2,386	178	899
Sales of minerals in place	(7)	(18)	(4)	(14)
Revisions of previous estimates	17	210	13	66
Extensions and discoveries	57	294	25	132
Production	(43)	(412)	—	(112)
As of December 31, 2022	349	2,460	212	971
Sales of minerals in place	—	—	—	—
Revisions of previous estimates	(46)	74	(23)	(57)
Extensions and discoveries	61	770	59	248
Production	(44)	(402)	—	(110)
As of December 31, 2023	320	2,902	248	1,052

Total consolidated and equity interests in reserves at December 31, 2023	9,353	51,523	6,353	24,294

Net proved developed reserves as of December 31, 2021	6,016	31,211	3,369	14,587
Net proved developed reserves as of December 31, 2022	7,551	41,173	4,806	19,219
Net proved developed reserves as of December 31, 2023	7,754	45,684	5,485	20,854

Net proved undeveloped reserves as of December 31, 2021	1,488	4,672	643	2,908
Net proved undeveloped reserves as of December 31, 2022	1,811	6,609	882	3,795
Net proved undeveloped reserves as of December 31, 2023	1,599	5,839	868	3,440

Natural gas reserves are converted to BOE based on a 6:1 ratio: six Mcf of natural gas converts to one BOE.

Notable changes in proved reserves during the year ended December 31, 2021, included:

●	Net change due to extensions and discoveries - The increases are a result of additional development by the operators of the properties under which we own mineral interests. In 2021, a net addition of 1,358 MBOE occurred primarily from the completion of 906 new wells on our acreage and from the addition of 498 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions - Increases in oil & gas are also due to changes in the underlying commodity prices during the year and revisions of previous quantity estimates.

Notable changes in proved reserves during the year ended December 31, 2022, included:

●	Net change due to extensions and discoveries - The increases are a result of additional development by the operators of the properties under which we own mineral interests. In 2022, a net addition of 4,598 MBOE occurred primarily from the completion of 1,212 new wells on our acreage and from the addition of 878 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions - Increases in oil & gas are also due to changes in the underlying commodity prices during the year and revisions of previous quantity estimates.

Notable changes in proved reserves during the year ended December 31, 2023, included:

●	Net change due to extensions and discoveries - The increases are a result of additional development by the operators of the properties under which we own mineral interests. In 2023, a net addition of 2,897 MBOE occurred primarily from the completion of 2,117 new wells on our acreage and from the addition of 548 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions - Increases in oil & gas are also due to changes in the underlying commodity prices during the year and revisions of previous quantity estimates.

Standardized Measure of Discounted Future Net Cash Flows

Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the 12-month unweighted average of first-of-the-month commodity prices for the years ended December 31, 2023, 2022 and 2021. All prices are adjusted for quality, transportation fees, energy content and regional basis differentials. Future cash inflows are computed by applying applicable prices relating to our proved reserves to the year-end quantities of those reserves. Future production costs are derived based on current costs assuming continuation of existing economic conditions.

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

	As of December 31,
	2023		2022		2021

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Future cash inflows	$914,461	$34,986	$1,275,564	$52,636	$636,933	$31,636
Future production costs and severance taxes	(69,507)	(2,548)	(97,158)	(4,287)	(48,013)	(2,484)
Future income tax expense (1)	(194,339)	—	(255,504)	—	—	—
Future net cash flows (undiscounted)	650,615	32,438	922,902	48,349	588,920	29,152
Annual discount 10% for estimated timing	(315,327)	(14,852)	(466,245)	(23,904)	(289,037)	(13,980)
Total standardized measure (2)	$335,288	$17,586	$456,657	$24,445	$299,883	$15,172
(1)	On March 15, 2022, Alliance Minerals changed its Federal income tax status from a pass-through entity to a taxable entity via a "check the box" election, which became effective January 1, 2022. See Note 7 – Income Tax in our consolidated financial statements for more information.
(2)	Includes standardized discounted future net cash flows of approximately $31.6 million, $45.3 million and $17.9 million attributable to noncontrolling interests in the ARLP Partnership's consolidated subsidiaries as of December 31, 2023, 2022 and 2021, respectively.

The average realized product prices weighted by production over the remaining lives of the properties are presented in the table below:

	For the Year Ended December 31,
	2023	2022	2021
Oil (per Bbl)	$77.61	$92.5	$63.57
Natural gas (per Mcf)	1.55	5.43	2.98
NGLs (per Bbl)	22.63	35.87	21.13

Changes in the standardized measure of discounted future net cash flows related to the proved oil & gas reserves of the properties are as follows:

	As of December 31,
	2023		2022		2021

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Standardized measure, beginning of year	$456,657	$24,445	$299,883	$15,172	$165,483	$7,764
Purchases and sales of reserves in place, less related costs	17,519	—	55,812	(265)	15,358	(264)
Sales, net of production costs	(124,328)	(4,081)	(137,860)	(6,376)	(75,672)	(3,316)
Net changes due to extensions and discoveries	60,628	3,582	149,721	5,139	37,395	3,613
Net changes in prices and production costs	(185,935)	(7,960)	211,222	8,386	132,427	6,753
Revisions of previous quantity estimates	15,479	(686)	21,457	344	9,252	(871)
Net changes in income taxes (1)	36,699	—	(138,047)	—	—	—
Accretion of discount	39,912	1,839	23,283	1,086	12,933	545
Changes in timing and other	18,657	447	(28,814)	959	2,707	948
Net increase (decrease) in standardized measures	(121,369)	(6,859)	156,774	9,273	134,400	7,408
Standardized measure, end of year	$335,288	$17,586	$456,657	$24,445	$299,883	$15,172
(1)	On March 15, 2022, Alliance Minerals changed its federal income tax status from a pass-through entity to a taxable entity via a "check the box" election, which became effective January 1, 2022. See Note 7 – Income Tax in our consolidated financial statements for more information.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ALLIANCE RESOURCE PARTNERS, L.P.

CONDENSED BALANCE SHEETS (PARENT)

DECEMBER 31, 2023 AND 2022

(In thousands, except unit data)

	December 31,
	2023	2022*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,043	$2,174
Total current assets	2,043	2,174
OTHER ASSETS:
Investments in consolidated subsidiaries	1,894,158	1,720,499
Total other assets	1,894,158	1,720,499
TOTAL ASSETS	$1,896,201	$1,722,673

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accrued taxes other than income taxes	$174	$100
Total current liabilities	174	100
Total liabilities	174	100

PARTNERS' CAPITAL:
Limited Partners - Common Unitholders 127,125,437 and 127,195,219 units outstanding, respectively	1,896,027	1,656,025
General Partner's interest	—	66,548
Total Partners' Capital	1,896,027	1,722,573
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,896,201	$1,722,673

* Recast as discussed in "Item 8. Financial Statements and Supplementary Data—Note 1 – Organization and Presentation" of this Annual Report on Form 10-K.

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS (PARENT)

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2023	2022*	2021*
EXPENSES:
General and administrative	$151	$—	$—
Total operating expenses	151	—	—

LOSS FROM OPERATIONS	(151)	—	—

Interest income	57	—	—
Equity in earnings of consolidated subsidiaries	630,212	586,200	182,771
NET INCOME ATTRIBUTABLE TO ARLP	$630,118	$586,200	$182,771

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$1,384	$9,010	$4,614
LIMITED PARTNERS	$628,734	$577,190	$178,157

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$4.81	$4.39	$1.36

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,180,312	127,195,219	127,195,219

* Recast as discussed in "Item 8. Financial Statements and Supplementary Data—Note 1 – Organization and Presentation" of this Annual Report on Form 10-K.

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT)

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands)

	Year Ended December 31,
	2023	2022*	2021*

CASH FLOWS FROM OPERATING ACTIVITIES:	$364,448	$196,348	$52,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to Partners	(364,579)	(196,347)	(52,158)
Net cash used in financing activities	(364,579)	(196,347)	(52,158)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(131)	1	(1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,174	2,173	2,174
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,043	$2,174	$2,173

* Recast as discussed in "Item 8. Financial Statements and Supplementary Data—Note 1 – Organization and Presentation" of this Annual Report on Form 10-K.

See accompanying notes.

NOTES TO FINANCIAL INFORMATION (PARENT)

1.BASIS OF PRESENTATION

In these parent-company-only financial statements, our investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries and reduced by distributions received from subsidiaries since the date of acquisition.  These parent-company-only financial statements have been recast as a result of the JC Resources Acquisition as discussed in "Item 8. Financial Statements and Supplementary Data—Note 1 – Organization and Presentation" of this Annual Report on Form 10-K.  These parent-company-only financial statements should be read in conjunction with our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

2.GUARANTEES

As the parent of Alliance Coal and the Intermediate Partnership, ARLP is a guarantor of the Credit Facility and the Senior Notes discussed in "Item 8. Financial Statements and Supplementary Data—Note 6 – Long-Term Debt" of this Annual Report on Form 10-K.  In addition to these guarantees, ARLP has provided guarantees on surety indemnity agreements and financially guaranteed certain coal supply agreements. The duration of these guarantees varies. The maximum undiscounted potential future payment obligation for our guarantees of certain coal supply agreements as of December 31, 2023 is approximately $75.1 million.  These guarantees provide for compensation to customers based on additional cost to the customer to replace any contracted tons that our subsidiaries fail to deliver.  We do not expect to make any payments under these guarantees.

3.CASH DISTRIBUTIONS RECEIVED

We received distributions of $364.6 million, $196.3 million and $52.2 million from our consolidated subsidiaries during the years ended December 31, 2023, 2022, and 2021, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosures.  As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2023.  Based on this evaluation, the CEO and CFO concluded that these controls and procedures are effective as of December 31, 2023.

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the ARLP Partnership have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that simple errors or mistakes can occur.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant.

Management's Annual Report on Internal Control over Financial Reporting.  Management of the ARLP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  The ARLP Partnership's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements.  Our controls are designed to provide reasonable assurance that the ARLP Partnership's assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the ARLP Partnership's internal control over financial reporting.  Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2023 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the ARLP Partnership.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by COSO in Internal Control—Integrated Framework (2013).  Based on its assessment, management concluded that, as of December 31, 2023, the ARLP Partnership's internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Grant Thornton LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report that is included herein.

Changes in Internal Controls Over Financial Reporting.  There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Alliance Resource Management GP, LLC

and Unitholders of Alliance Resource Partners, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Alliance Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023, and our report dated February 23, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 23, 2024

ITEM 9B.OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

Imothy
Name	Age	Position With Our General Partner

Joseph W. Craft III	73	Chairman, President and Chief Executive Officer

Brian L. Cantrell	64	Former Senior Vice President and Chief Financial Officer

Megan J. Cordle	51	Vice President, Controller and Chief Accounting Officer

R. Eberley Davis	66	Senior Vice President, General Counsel and Secretary

Cary P. Marshall	59	Senior Vice President and Chief Financial Officer

Robert G. Sachse	75	Executive Vice President

Kirk D. Tholen	51	Senior Vice President; also President, Alliance Minerals, LLC

Timothy J. Whelan	61	Senior Vice President - Sales and Marketing of Alliance Coal, LLC

D. Andrew Woodward	41	Senior Vice President - New Ventures

Thomas M. Wynne	67	Senior Vice President and Chief Operating Officer

Nick Carter	77	Director and Member of Audit, Compensation and Conflicts Committees

Robert J. Druten	76	Director and Member of Audit, Compensation and Conflicts* Committees

John H. Robinson	73	Director and Member of Audit, Compensation* and Conflicts Committees

Wilson M. Torrence	82	Director and Member of Audit* and Compensation Committees

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

Brian L. Cantrell was Senior Vice President and CFO from October 2003 through his retirement on March 31, 2023.  Mr. Cantrell was President of AFN Communications, LLC from November 2001 to October 2003 where he had previously served as Executive Vice President and Chief Financial Officer after joining AFN in September 2000.  Mr. Cantrell's previous positions include Chief Financial Officer, Treasurer and Director with Brighton Energy, LLC from August 1997 to September 2000; Vice President—Finance of KCS Medallion Resources, Inc.; and Vice President—Finance, Secretary

and Treasurer of Intercoast Oil and Gas Company.  Mr. Cantrell is a Certified Public Accountant and holds Master of Accountancy and Bachelor of Accountancy degrees from the University of Oklahoma. Mr. Cantrell announced his retirement effective March 31, 2023.

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

Cary P. Marshall became Senior Vice President and CFO in April 2023.  Prior to his current position, Mr. Marshall previously served as Vice President, Corporate Finance and Treasurer since May 2003.  Mr. Marshall joined Alliance in 1993 and has held several positions with increasing responsibilities in the finance and marketing areas.  Mr. Marshall joined Alliance's predecessor, MAPCO Inc. in 1989 and held a variety of corporate finance positions.  Mr. Marshall is an alumnus of Southern Methodist University, where he received a Bachelor of Business Administration degree and a Master of Business Administration degree.

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

Kirk D. Tholen became Senior Vice President in December 2019 and also serves as President of the Partnership's oil & gas minerals business.  Prior to his current position, Mr. Tholen most recently served as a Managing Director within the Oil & Gas Group and Head of the A&D Practice for Houlihan Lokey in Houston.  From 2012 to 2015, he was Head of A&D for Credit Agricole CIB and was responsible for creating and leading their A&D platform to service domestic and cross-border client transactions as well as assisting in reserve-base lending, equity offerings and high-yield debt offerings.  From 2006 to 2012, Mr. Tholen provided business development, marketing, transaction management, negotiating and closing services to clients at Albrecht & Associates, Inc., a sell-side E&P boutique advisory firm.  His previous industry experience also includes serving as a Region Engineer for BJ Services from 1996 to 2006, where he provided drilling and fracturing technical services to clients operating in the lower 48 and Gulf of Mexico predominately as a dedicated in-house engineer focused on drilling and completions for BP, Conoco and Devon.  Mr. Tholen began his career in 1992 joining UNOCAL's Louisiana inland waters and shallow shelf operation and reservoir engineering team.  He holds a Bachelor of Science degree in Chemical Engineering from the University of Louisiana at Lafayette and a Master of Business Administration degree from the University of Houston.

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

The Board of Directors has selected as director nominees individuals with experience, skills and qualifications relevant to the business of the Partnership, such as experience in energy or related industries or with financial markets, expertise in mining, engineering or finance, and a history of service in senior leadership positions.  The Board of Directors has not established a formal process for identifying director nominees, nor does it have a formal policy regarding the consideration of diversity in identifying director nominees, but has endeavored to assemble a talented group of individuals with the qualities and attributes required to provide effective oversight of the Partnership.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2023.  The Audit Committee's activities included, but were not limited to: (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2023, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor.  Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter.  A copy of the Audit Committee charter is publicly available on our website under "Investor Relations" at www.arlp.com and is available in print without charge to any unitholder who requests it.  Such requests should be directed to Investor Relations at (918) 295-7673.  The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

Our independent registered public accounting firm, Grant Thornton, is responsible for expressing an opinion on the conformity of the audited financial statements with GAAP.  The Audit Committee reviewed with Grant Thornton its judgment as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee pursuant to the applicable requirements of the PCAOB and the SEC.

The Audit Committee received written disclosures and the letter from Grant Thornton required by applicable requirements of the PCAOB Rule 3526, "Communication with Audit Committees Concerning Independence," and has discussed with Grant Thornton its independence from management and the ARLP Partnership.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2023 for filing with the SEC.

Members of the Audit Committee:

Wilson M. Torrence, Chairman

Nick Carter

Robert J. Druten

John H. Robinson

Code of Ethics

We have adopted a code of ethics with which the Chairman, President and CEO and the senior financial officers (including the principal financial officer and the principal accounting officer) are expected to comply.  The code of ethics is publicly available on our website under "Investor Relations" at www.arlp.com and is available in print without charge to any unitholder who requests it.  Such requests should be directed to Investor Relations at (918) 295-7673.  If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to the President and CEO, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.  There were no such amendments or waivers during the year ended December 31, 2023.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Based on a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2023 none of our directors or executive officers or persons who beneficially owned more than ten percent of a registered class of our equity securities were delinquent with respect to any of the filing requirements under Section 16(a), with the following exception: a Form 3/A was filed on November 7, 2023 for Ms. Kathleen Mowry, who beneficially owns more than ten percent of our common units, to correct her reported beneficial ownership in her initial Form 3 filed on June 5, 2018.

Reimbursement of Expenses of our General Partner and its Affiliates

Our general partner does not receive any management fee or other compensation in connection with its management of us.  Our general partner is reimbursed by us for all expenses incurred on our behalf.  Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Administrative Services."

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Compensation Committee oversees the compensation of our general partner's executive officers, including the Named Executive Officers, each of whom is named in the Summary Compensation Table.  Our Named Executive Officers are employees of our operating subsidiary, Alliance Coal.  We do not currently, nor did we during the 2023 calendar year, maintain employment agreements with any of our Named Executive Officers.

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

Role of Executive Officers

Each year, the Chairman, President and CEO submits recommendations to the Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to our Named Executive Officers, excluding himself.  The Chairman, President and CEO bases his recommendations on his assessment of each executive's performance, experience, demonstrated leadership, job knowledge and management skills.  The Compensation Committee considers the recommendations of the Chairman, President and CEO as one factor in making compensation decisions regarding our Named Executive Officers.  Historically, and in 2023, the Compensation Committee and the Chairman, President and CEO have been substantially aligned on decisions regarding the compensation of the Named Executive Officers.  As executive officers are promoted or hired during the year, the Chairman, President and CEO makes compensation recommendations to the Compensation Committee and works closely with the Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the Compensation Committee.  At the direction of the Compensation Committee, the Chairman, President and CEO and the Senior Vice President, General Counsel and Secretary attend certain meetings of the Compensation Committee.

Use of Peer Group Comparisons

The Compensation Committee believes that it is important to review and compare our performance with that of peer companies in the coal industry and reviews the composition of the peer group annually.  The peer group for 2023 (which was the same peer group applicable to the 2022 calendar year) included Alpha Metallurgical Resources, Inc., Arch Resources, Inc., Consol Energy, Inc., Natural Resource Partners L.P., Peabody Energy Corporation, and Warrior Met Coal, Inc.  In assessing the competitiveness of our executive compensation program for 2023, the Compensation Committee, with the assistance of the Chairman, President and CEO, collected and analyzed peer group proxy information and developed a comparative analysis of base salaries, short-term incentives, total cash compensation, long-term incentives and total compensation.  The Compensation Committee uses the peer group data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers.  The Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

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

Compensation Components

Overview

The principal components of compensation for our Named Executive Officers (other than Mr. Craft) include:

●	base salary;

●	annual cash incentive bonus awards under the STIP; and

●	awards of restricted units under the LTIP, including DERs.

The relative amount of each component is not based on any formula, but rather is based on the recommendation of the Chairman, President and CEO, subject to the discretion of the Compensation Committee to make any modifications it deems appropriate.

All executive officers, including the Named Executive Officers, are entitled to customary benefits available to our employees generally, including group medical, dental, and life insurance and participation in our PSSP.  Our PSSP is a defined contribution plan and includes an employer matching contribution of 75% on the first 3% of eligible compensation contributed by the employee, an employer non-matching contribution of 0.75% of eligible compensation, and an employer supplemental contribution of 5% of eligible compensation.  The PSSP provides an additional means of attracting and retaining qualified employees by providing tax-advantaged opportunities for employees to save for retirement. Each of our Named Executive Officers (including Mr. Craft) also received supplemental retirement benefits through the SERP in 2023, which are described in more detail below.

Base Salary

When reviewing base salaries, the Compensation Committee's policy is to consider the individual's experience, tenure and performance, the individual's level of responsibility, the position's complexity and its importance to us in relation to other executive positions, our financial performance, and competitive pay practices.  The Compensation Committee also considers comparative compensation data of companies in our peer group and the recommendation of the Chairman, President and CEO of our general partner.  Base salaries are reviewed annually to ensure continuing consistency with market levels, and adjustments to base salaries are made as needed to reflect movement in the competitive market as well as individual performance. None of our Named Executive Officers received an increase in salary during the 2023 year.

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

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of our core businesses.  (EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.)  The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target, and it increases in relation to our EBITDA, as adjusted, exceeding the minimum threshold.  Our STIP Guidelines provide that achieving the minimum threshold is the minimum acceptable result for a performance pay-out to occur under the STIP, although the Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion.  In 2023, the Compensation Committee approved a minimum financial performance target of $756.2 million in EBITDA from current operations, normalized by excluding any charges for unit-based and directors' compensation.  For 2023, we exceeded the minimum performance target.

Individual awards to our Named Executive Officers each year are determined by the Compensation Committee.  However, the Compensation Committee does not establish individual target payout amounts for the Named Executive Officers' STIP awards.  As it does when reviewing base salaries, in determining individual awards under the STIP, the Compensation Committee considers its assessment of the individual's performance, our financial performance, comparative compensation data of companies in our peer group and the recommendation of the Chairman, President and CEO, although EBITDA-based performance targets described above are given significant weight.  The compensation expense associated with STIP awards is recognized in the year earned, with the cash awards generally payable in the first quarter of the following calendar year.  Termination of employment of an executive officer for any reason prior to payment of a cash award will result in forfeiture of any right to the award, unless and to the extent waived by the Compensation Committee in its discretion.

The performance measure for the STIP in 2024 will be based on adjusted EBITDA for current operations, excluding charges for unit-based and directors' compensation.  As discussed above, the Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out.  The Compensation Committee believes the STIP performance criteria for 2024 will be reasonably difficult to achieve and therefore support our key compensation objectives discussed above.

The Compensation Committee maintains discretion to grant cash bonus awards outside of the STIP to address special situations.

Equity Awards under the LTIP

Equity compensation pursuant to the LTIP is a key component of our executive compensation program.  Our LTIP is sponsored by Alliance Coal.  Under the LTIP, grants may be made of either (a) restricted units, (b) options to purchase common units (although to date, no grants of options have been made) or (c) cash awards.  The Compensation Committee has the authority to determine the participants to whom restricted units are granted, the number of restricted units to be granted to each such participant, and the conditions under which the restricted units may become vested, including the duration of any vesting period.  Annual grant levels for designated participants (including our Named Executive Officers) are recommended by our general partner's Chairman, President and CEO, subject to review and approval by the Compensation Committee.  Grant levels are intended to support the objectives of the comprehensive compensation package described above.  The LTIP grants provide our Named Executive Officers with the opportunity to achieve a meaningful ownership stake in the Partnership, thereby assuring that their interests are aligned with our success.  Even though Mr. Craft has not been granted an award under the LTIP since 2005, with the exception of one grant in 2016, the Compensation Committee believes Mr. Craft's interests are directly aligned with the interests of our unitholders as a result of his ownership positions.  There is no formula for determining the size of awards to any individual recipient and, as it does when reviewing base salaries and individual STIP payments, the Compensation Committee considers its assessment of the individual's performance, our financial performance, compensation levels at peer companies in the coal industry and the recommendation of the Chairman, President and CEO.  Amounts realized from prior grants, including amounts realized due to changes in the value of our common units, are not considered in setting grant levels or other compensation for our Named Executive Officers.

Restricted Units.  Restricted units granted under the LTIP are "phantom" or notional units that upon vesting entitle the participant to receive an ARLP common unit.  Restricted units granted under the LTIP vest at the end of a stated period from the grant date, provided we achieve an aggregate performance target for that period.  However, if a grantee's employment is terminated for any reason prior to the vesting of any restricted units, those restricted units will be automatically forfeited, unless the Compensation Committee, in its sole discretion, determines otherwise.  The number of units distributed upon satisfaction of the applicable vesting requirements is reduced to cover the income tax withholding requirement for each individual participant based on the fair market value of the common units as of the date of distribution.  At the Compensation Committee's discretion, grants of restricted units under the LTIP may include the contingent right to receive quarterly distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.  DERs are payable, in the discretion of the Compensation Committee, either in cash or in the form of additional Restricted Units credited to a book-keeping account subject to the same vesting restrictions as the tandem award.

The performance target applicable to restricted unit awards under the LTIP is based on a normalized EBITDA measure and requires achieving an aggregate performance level for the vesting period.  We typically issue grants under the LTIP at the beginning of each year, with the exceptions of new employees who begin employment with us at some other time and job promotions that may occur at some other time.  The compensation expense associated with LTIP grants is recognized over the vesting period in accordance with FASB ASC 718, Compensation — Stock Compensation.

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

Grants for 2023 under the LTIP, made January 27, 2023, will cliff vest on January 1, 2026, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation, for the period January 1, 2023 through December 31, 2025.  Regardless of achieving the EBITDA target, the 2023 grants have a minimum value guarantee of either $10.27 or $15.41 per unit.  Grants for 2024 under the LTIP, made January 24, 2024, will cliff vest on January 1, 2027, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors' compensation, for the period January 1, 2024 through December 31, 2026.  Regardless of achieving the EBITDA target, the 2024 grants have a minimum value guarantee of either $10.63 or $15.95 per unit.  The LTIP provides the Compensation Committee with the discretion to determine the conditions for vesting (as well as all other terms and conditions) associated with any award under the plan, and to amend any of those conditions so long as an amendment does not materially reduce the benefit to the participant.  The Compensation Committee believes the performance-related vesting conditions of all outstanding awards under the LTIP will be reasonably difficult to satisfy and therefore support our key compensation objectives discussed above.

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

Supplemental Executive Retirement Plan

The SERP is sponsored by Alliance Coal.  Participation in the SERP aligns the interest of each participant with the interests of our unitholders because all allocations made to participants under the SERP are made in the form of notional common units of ARLP, defined in the SERP as "phantom units."  The Compensation Committee approves the SERP participants and their percentage allocations, and could amend or terminate the SERP at any time.  All of our Named Executive Officers currently participate in the SERP.

On December 14, 2023 the Compensation Committee approved termination of the SERP, and authorized distribution of accounts to participants on December 15, 2024 or as soon thereafter as practical.  Account settlements must be delayed at least one year according to termination rules governing the SERP. The accounts will continue to accrue benefits in accordance with plan terms until distributed.

Under the terms of the SERP, a participant was entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to his or her percentage allocation multiplied by the sum of the participant's base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year.  A participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions, which are added to the notional account balance in the form of additional phantom units.  All amounts granted under the SERP vest immediately and would be paid out upon the participant's termination from employment in ARLP common units equal to the number of phantom units then credited to the participant's account, less the number of units required to satisfy our tax withholding obligations.  A participant in the SERP is not entitled to an allocation for the year in which his termination from employment occurs, except as described below.

A participant in the SERP is entitled to receive an allocation under the SERP for the year in which his employment is terminated only if such termination results from one of the following events:

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

This allocation for the year in which a participant's termination occurred shall equal the participant's eligible compensation for such year (including any severance amount, if applicable) multiplied by his percentage allocation under the SERP, reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year.

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

Clawback Policy

We maintain the Alliance Resource Partners, L.P. Incentive-Based Compensation Recoupment Policy (the "Clawback Policy"), which is administered by the Compensation Committee. The Clawback Policy authorizes the Compensation Committee to recoup incentive compensation in the event of a restatement of financial statements. A copy of the Clawback Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Compensation Committee Report

The Compensation Committee has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Summary Compensation Table

					Non-Equity
				Unit	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation
Position (1)	Year	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	Total

Joseph W. Craft III	2023	1	—	—	—	—	1
President, Chief Executive	2022	1	—	—	—	—	1
Officer and Chairman	2021	1	—	—	—	—	1

Cary P. Marshall,	2023	293,269	26,340	666,555	220,000	63,368	1,269,532
Senior Vice President and
Chief Financial Officer

Brian L. Cantrell,	2023	105,231	789,241	—	—	6,548	901,020
Former Senior Vice President and	2022	304,000	117,723	—	340,000	54,089	815,812
Chief Financial Officer	2021	309,846	—	567,182	250,000	30,443	1,157,471

R. Eberley Davis	2023	365,000	50,966	634,461	285,000	83,247	1,418,674
Senior Vice President,	2022	362,693	152,898	629,541	365,000	86,600	1,596,732
General Counsel and Secretary	2021	351,635	—	722,394	365,000	41,768	1,480,797

Kirk D. Tholen	2023	500,000	1,000,000	734,083	341,000	223,014	2,798,097
Senior Vice President; also	2022	500,000	1,000,000	1,040,560	531,920	204,252	3,276,732
President Alliance Minerals, LLC	2021	509,615	500,000	1,194,061	540,000	152,688	2,896,364

Thomas M. Wynne	2023	430,000	58,393	734,083	345,000	101,155	1,668,631
Senior Vice President and	2022	427,000	175,179	728,391	460,000	87,433	1,878,003
Chief Operating Officer	2021	411,769	—	835,818	400,000	43,588	1,691,175
(1)	Mr. Cantrell retired from his position as Senior Vice President and CFO on March 31, 2023. Mr. Marshall was appointed Senior Vice President and CFO effective April 1, 2023.

(2)	Amounts represent the salary earned by each Named Executive Officer for the respective year. The amounts for Mr. Cantrell include $23,385 paid in 2023 for unused vacation upon his retirement on March 31, 2023.

(3)	The amount for Mr. Marshall represents the second payment of the 2020 service-based vesting LTIP awards which was paid in cash in February 2023. The amounts for Messrs. Cantrell, Davis and Wynne represent the first and second payments of the 2020 service-based vesting LTIP awards which were paid in cash in February 2022 and February 2023, respectively, as well as a cash bonus paid in 2023 to Mr. Cantrell. The amounts for Mr. Tholen represent the payments of his 2019 and 2020 service-based vesting LTIP awards which were paid in cash in February 2022 and 2023, respectively, and the last installment of his signing bonus paid in 2021.

(4)	The Unit Awards represent the aggregate grant date fair value of restricted units granted pursuant to FASB ASC 718, using the same assumptions as used for financial reporting purposes and which are more fully described in "Item 8. Financial Statements and Supplementary Data—Note 16 – Common Unit-Based Compensation Plans," to each Named Executive Officer under the LTIP in the respective year. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the LTIP" for a description of the terms of the awards.

(5)	Amounts represent the STIP bonus earned for the respective year. STIP payments typically are made in the first quarter of the year following the year in which they are earned. Please see "Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards."

(6)	For all Named Executive Officers, the amounts represent the sum of the (a) SERP phantom unit contributions valued at the market closing price of our common units on the date the phantom unit was granted, (b) profit sharing savings plan employer contribution and (c) perquisites in excess of $10,000. A reconciliation of the 2023 amounts is as follows:

		Profit Sharing Plan
		Employer
	SERP ($)	Contribution ($)	Perquisites (a)	Total ($)

Joseph W. Craft III	—	—	$—	—

Cary P. Marshall	24,632	23,461	15,275	63,368

Brian L. Cantrell	—	6,548	—	6,548

R. Eberley Davis	56,847	26,400	—	83,247

Kirk D. Tholen	196,614	26,400	—	223,014

Thomas M. Wynne	62,905	26,400	11,850	101,155
a)	For Mr. Marshall, perquisites and other personal benefits totaling $15,275 comprise tax preparation fees of $13,625 and other perquisites of $1,650. For Mr. Wynne, perquisites and other personal benefits comprise tax preparation fees of $11,850.

Grants of Plan-Based Awards Table

									All Other
			Estimated Future Payouts Under			Estimated Future Payouts Under			Unit	Grant Date
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Awards:	Fair Value
			Threshold	Target	Maximum	Threshold	Target	Maximum	Number of	of Unit
Name	Grant Date	Approved Date	($)(3)	($)(4)	($)(3)	(#)(5)	(#)(6)	(#)(5)	Units (#)(7)	Awards ($)(8)

Joseph W. Craft III	February 14, 2023	(1), (2)							10,273	216,966
	May 15, 2023	(1), (2)							11,676	224,062
	August 14, 2023	(1), (2)							11,982	239,041
	November 14, 2023	(1), (2)							10,978	245,907
									44,909	925,976

Cary P. Marshall	February 15, 2023	February 15, 2023					30,945		—	666,555
	February 14, 2023	(1), (2)					—		1,515	31,997
	May 15, 2023	(1), (2)					—		1,722	33,045
	August 14, 2023	(1), (2)					—		1,767	35,252
	November 14, 2023	(1), (2)					—		1,620	36,288
	December 31, 2023	(2)					—		1,163	24,632
	January 27, 2023	February 7, 2024		220,000			—		—	—
				220,000			30,945		7,787	827,769

Brian L. Cantrell	February 14, 2023	(1), (2)							1,543	32,588
									1,543	32,588

R. Eberley Davis	February 15, 2023	February 15, 2023					29,455		—	634,461
	February 14, 2023	(1), (2)					—		2,370	50,054
	May 15, 2023	(1), (2)					—		2,693	51,679
	August 14, 2023	(1), (2)					—		2,764	55,142
	November 14, 2023	(1), (2)					—		2,532	56,717
	December 31, 2023	(2)					—		2,684	56,847
	January 27, 2023	February 7, 2024		285,000			—		—	—
				285,000			29,455		13,043	904,900

Kirk D. Tholen	February 15, 2023	February 15, 2023					34,080		—	734,083
	February 14, 2023	(1), (2)					—		1,855	39,178
	May 15, 2023	(1), (2)					—		2,108	40,453
	August 14, 2023	(1), (2)					—		2,163	43,152
	November 14, 2023	(1), (2)					—		1,982	44,397
	December 31, 2023	(2)					—		9,283	196,614
	January 27, 2023	February 7, 2024		341,000			—		—	—
				341,000			34,080		17,391	1,097,877

Thomas M. Wynne	February 15, 2023	February 15, 2023					34,080		—	734,083
	February 14, 2023	(1), (2)					—		2,366	49,970
	May 15, 2023	(1), (2)					—		2,690	51,621
	August 14, 2023	(1), (2)					—		2,760	55,062
	November 14, 2023	(1), (2)					—		2,529	56,650
	December 31, 2023	(2)					—		2,970	62,905
	January 27, 2023	February 7, 2024		345,000			—		—	—
				345,000			34,080		13,315	$1,010,291
(1)	In accordance with the provisions of the SERP, a participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions when we pay a distribution to our common unitholders, which is added to the account balance in the form of phantom units.

(2)	These contributions are made in accordance with the SERP plan document that has been approved by the Compensation Committee. Therefore, these contributions are not separately approved by the Compensation Committee.

(3)	Awards under the STIP are subject to our achieving an annual financial performance target each year. However, determination of individual awards under the STIP is based on an assessment of the Named Executive Officer's performance, comparative compensation data of companies in our peer group and recommendation of the Chairman, President and CEO. The STIP does not specify any threshold or maximum payout amounts. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

(4)	These amounts represent awards pursuant to our STIP. On January 27, 2023, the Compensation Committee set the EBITDA target amount for use in determining the total plan payout for 2023. The discretionary payout allocations to all participating employees is determined after the year is completed. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards" for additional information regarding the STIP awards.

(5)	Grants of restricted units under our LTIP are generally not subject to minimum thresholds, targets or maximum payout conditions. However, the vesting of these grants is subject to the satisfaction of certain performance criteria. The grants include a minimum value guarantee. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(6)	These awards are grants of restricted units pursuant to our LTIP. The grants include a minimum value guarantee. Mr. Cantrell did not receive an LTIP award in 2023 as his retirement in March 2023 was prior to the vesting of these grants. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

(7)	These awards are phantom units added to each Named Executive Officer's SERP notional account balance. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

(8)	We calculated the fair value of LTIP awards granted on February 15, 2023 to our Named Executive Officers using a value of $21.54 per unit, the closing unit price on the grant date. We calculated the fair value of SERP phantom unit awards using the market closing price on the date the phantom unit award was granted. Phantom units granted under the SERP vest on the date granted.

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

During the fourth quarter of 2020, it was determined the vesting performance requirement with respect to the 2020 Grants was not probable of being satisfied, and previously recognized expense for the 2020 Grants was reversed.  In December 2020, the 2020 Grant to Mr. Tholen was canceled and the Compensation Committee approved amending the terms of the 2020 Grants to participants other than Mr. Tholen.  The amendments to the 2020 Grants revised the vesting performance requirement and increased the number of restricted units granted under the amended 2020 Grants. The amended 2020 Grants vested on January 1, 2023.

In addition, in 2020 the Compensation Committee approved new 2020 service-based vesting LTIP awards. These awards are denominated in cash were paid 75% in February 2022 and 25% in February 2023 for all participants other than Mr. Tholen.  Mr. Tholen was granted a service-based vesting award denominated in cash and was paid one-half in February 2022 and one-half in February 2023.

These 2020 LTIP actions were taken by the Compensation Committee in recognition of the difficulty of managing our business through the unprecedented impacts of the COVID-19 pandemic and based on its determination that such actions were prudent and necessary to help retain and motivate our management team. They are described herein to provide details regarding the LTIP awards that are included below within the table titled "Units Vested Table for 2023."

Supplemental Executive Retirement Plan

Under the terms of the SERP, participants were entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to his or her percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year.  A participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions.  The calculated distributions are added to the notional account balance in the form of additional phantom units.  All amounts granted under the SERP vest immediately and would be paid out upon the participant's termination or death in ARLP common units equal to the number of phantom units then credited to the participant's account, subject to reduction of the number of units distributed to cover withholding obligations.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

				Salary and
				Bonus as a % of
		Salary and	Total	Total
Name	Year	Bonus ($) (1)	Compensation ($)	Compensation ($)(1)

Joseph W. Craft III	2023	1	1	100.0%

Cary P. Marshall	2023	319,609	1,269,532	25.2%

Brian L. Cantrell	2023	894,472	901,020	99.3%

R. Eberley Davis	2023	415,966	1,418,674	29.3%

Kirk D. Tholen	2023	1,500,000	2,798,097	53.6%

Thomas M. Wynne	2023	488,393	1,668,631	29.3%
(1)	Percentages were calculated using the base salary and bonus of the Named Executive Officers. The bonus we provided in 2023 to our Named Executive Officers was the second payment of the 2020 service-based vesting LTIP awards which were paid in cash in February 2023 and a separate cash bonus to Mr. Cantrell.

Outstanding Equity Awards at 2023 Fiscal Year End Table

Equity
	Equity	Incentive Plan
	Incentive Plan	Awards:
	Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Units or Other	Units or
	Rights That	Other Rights
	Have Not	That Have
Name	Vested (#)(1)	Not Vested ($)(2)

Joseph W. Craft III	—	$—

Cary P. Marshall	124,278	2,632,208

Brian L. Cantrell	—	—

R. Eberley Davis	196,447	4,160,748

Kirk D. Tholen	310,103	6,567,982

Thomas M. Wynne	227,292	4,814,044
(1)	Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2023. Subject to our achieving financial performance targets, these units will vest as follows:

	January 1,
Name	2024	2025	2026
Joseph W. Craft III	—	—	—

Cary P. Marshall	64,160	29,173	30,945

Brian L. Cantrell	—	—	—

R. Eberley Davis	119,800	47,192	29,455

Kirk D. Tholen	198,020	78,003	34,080

Thomas M. Wynne	138,610	54,602	34,080

Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."  All grants of restricted units under the LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

(2)	Stated values are based on $21.18 per unit, the closing price of our common units on December 29, 2023, the final market trading day of 2023.

Units Vested Table for 2023

	Unit Awards

	Number of Units
	Acquired on Vesting	Value Realized on
Name	(#)(1)	Vesting ($)(1)
Joseph W. Craft III	—	$—

Cary P. Marshall	51,842	1,053,429

Brian L. Cantrell	69,152	1,405,169

R. Eberley Davis	88,078	1,789,745

Kirk D. Tholen	—	—

Thomas M. Wynne	101,629	2,065,101
(1)	Amounts represent the number and value of restricted units granted under the LTIP that vested in 2023. All of these units vested on January 1, 2023 and are valued at $20.32 per unit, the closing price on December 30, 2022, the final market trading day of 2022. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP."

Nonqualified Deferred Compensation Table for 2023

				Aggregate
	Executive	Registrant	Aggregate	Withdrawals/	Aggregate
	Contributions	Contributions	Earnings	Distributions	Balance
	in Last Fiscal	in Last Fiscal	in Last Fiscal	in Last Fiscal	at Last Fiscal
Name	Year ($) (1)	Year ($) (2)	Year ($) (3)	Year ($) (4)	Year End ($) (5)
Joseph W. Craft III	—	—	1,224,776	—	7,689,463

Cary P. Marshall	—	24,632	180,648	—	1,158,694

Brian L. Cantrell	—	—	28,887	(999,939)	—

R. Eberley Davis	—	56,847	282,507	—	1,830,354

Kirk D. Tholen	—	196,614	221,116	—	1,584,688

Thomas M. Wynne	—	62,905	282,123	—	1,833,976
(1)	Column not applicable.

(2)	Amounts represent awards of phantom units contributed to each Named Executive Officer's SERP notional account balance. Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan." These amounts have also been included within the "All Other Compensation" column of the Summary Compensation Table for the 2023 year.

(3)	Amounts represent earnings accrued during 2023 on each Named Executive Officer's SERP notional account balance for additional phantom units as a result of quarterly distributions on our common units and changes in the market value of the notional account balance. The market value of the notional account balance at the end of 2023 and 2022 was $21.18 and $20.32 per common unit, respectively. Earnings were not above-market or preferential.

(4)	Amount represents a payout of Mr. Cantrell's SERP notional account balance upon his retirement in March 2023 and was valued $20.27 per unit, representing the closing price of our common units on March 30, 2023.

(5)	Amounts represent the Named Executive Officer's cumulative notional account balance of phantom units valued at $21.18, the closing price of our common units on December 29, 2023, the final market-trading day of 2023. The amounts include aggregate phantom unit quarterly distributions, changes in market value and the following aggregate amounts contributed since inception to each Named Executive Officer's SERP notional account balance including the amounts contributed in the last fiscal year shown in the table above: Mr. Craft, $670,927; Mr. Marshall, $253,302; Mr. Davis, $745,813; Mr. Tholen; $657,614; and Mr. Wynne, $673,959. These amounts contributed since inception, other than the amounts contributed in the last fiscal year, were previously reported as compensation in the Summary Compensation Table in previous years if the Named Executive Officer was included in those years. On December 14, 2023 the Compensation Committee approved termination of the SERP, and authorized distribution of accounts to participants on December 15, 2024 or as soon thereafter as practical. As a result, all SERP accounts are expected to be settled prior to the end of the 2024 year. The accounts will continue to accrue benefits in accordance with plan terms until distributed.

Narrative Discussion Relating to the Nonqualified Deferred Compensation Table for 2023

Supplemental Executive Retirement Plan

Under the terms of the SERP, participants were entitled to receive on December 31 of each year an allocation of phantom units having a fair market value equal to their percentage allocation multiplied by the sum of base salary and cash bonus received that year, then reduced by any supplemental contribution that was made to our defined contribution PSSP for the participant that year.  A participant's cumulative notional phantom unit account balance earns the equivalent of common unit distributions.  The calculated distributions are added to the notional account balance in the form of additional phantom units.  All amounts granted under the SERP vest immediately and would be paid out upon the participant's termination or death in ARLP common units equal to the number of phantom units then credited to the participant's account, subject to reduction of the number of units distributed to cover withholding obligations.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan."

Potential Payments Upon a Termination or Change of Control

Each of our Named Executive Officers (other than Mr. Cantrell, described below) is eligible to receive accelerated vesting and payment under the LTIP and the SERP upon certain terminations of employment or upon our change in control.  Upon a "change of control," as defined in the LTIP, all awards outstanding under the LTIP will automatically vest and become payable or exercisable, as the case may be, in full.  In this regard, all restricted periods shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level. The LTIP defines a "change in control" as one of the following events: (1) any sale, lease, exchange or other transfer of all or substantially all of our assets or Alliance Coal's assets to any person other than a person who is our affiliate; (2) the consolidation or merger of Alliance Coal with or into another person pursuant to a transaction in which the outstanding voting interests of Alliance Coal are changed into or exchanged for cash, securities or other property, other than any such transaction where (a) the outstanding voting interests of Alliance Coal are changed into or exchanged for voting stock or interests of the surviving corporation or its parent and (b) the holders of the voting interests of Alliance Coal immediately prior to such transaction own, directly or indirectly, not less than a majority of the voting stock or interests of the surviving corporation or its parent immediately after such transaction; or (3) a person or group being or becoming the beneficial owner of more than 50% of all voting interests of Alliance Coal then outstanding.

The amounts each of our Named Executive Officers could receive under the SERP have been previously disclosed in "Item 11. Nonqualified Deferred Compensation Table for 2023" and the amounts each of the Named Executive Officers could receive under the LTIP have been previously disclosed in "Item 11. Outstanding Equity Awards at 2023 Fiscal Year End Table", in each case assuming the triggering event occurred on December 31, 2023.  In addition, if a Named Executive Officer's employment were terminated as a result of one of certain enumerated events in the SERP, the Named Executive Officer would receive an amount based on an allocation for the year of termination.  Please see "Item 11. Compensation Discussion and Analysis—Compensation Components—Supplemental Executive Retirement Plan" for additional information regarding the enumerated events and allocation determination.  The exact amount that any Named Executive Officer would receive could only be determined with certainty upon an actual termination or change in control.

None of our Named Executive Officers are eligible for severance or change in control benefits outside of their SERP payments and potential equity award acceleration described above.

In connection with Mr. Cantrell's retirement in 2023, he received a settlement of his SERP account valued at $999,939 and a $750,000 cash bonus.

Director Compensation

The sole member of our general partner has the right to set the compensation of the directors of our general partner.  Typically, such compensation has been set by the Compensation Committee with the concurrence of Mr. Craft, who indirectly owns our general partner.  Mr. Craft, our only employee director, received no director compensation for 2023, and all compensation that Mr. Craft received in his capacity as an employee is set forth above within the Summary Compensation Table.  The directors of MGP devote 100% of their time as directors of MGP to the business of the ARLP Partnership.

Director Compensation Table for 2023

					Change in Pension
				Non-Equity	Value and
	Fees earned	Unit	Option	Incentive Plan	Nonqualified Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($) (2)(3)	($)(1)	($)(1)	Earnings ($)(1)	($)(1)	Total ($)
Robert J. Druten	$195,000	$36,930	$—	$—	$—	$—	$231,930
John H. Robinson	195,000	—	—	—	—	—	195,000
Wilson M. Torrence	215,000	30,332	—	—	—	—	245,332
Nick Carter	185,000	—	—	—	—	—	185,000
(1)	Columns are not applicable to 2023 director compensation.

(2)	Amounts represent the grant date fair value of equity awards in 2023 related to deferrals of distributions earned on deferred units (computed pursuant to FASB ASC 718, using the same assumptions as used for financial reporting purposes and which are more fully described in "Item 8. Financial Statements and Supplementary Data—Note 16 – Common Unit-Based Compensation Plans"). Please see Narrative to Director Compensation Table, below.

(3)	At December 31, 2023, each director had the following number of "phantom" ARLP common units credited to his notional account under the Directors' Deferred Compensation Plan:

Directors
Deferred
Compensation
Name	Plan (in Units)
Robert J. Druten	14,696

John H. Robinson	—

Wilson M. Torrence	12,064

Nick Carter	—

Narrative to Director Compensation Table

Compensation for our non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis.  The annual retainer for 2023 was $185,000. In addition to the retainer, Mr. Torrence also was entitled to annual cash compensation in 2023 of $30,000 for service as Chairman of the Audit Committee, and Mr. Robinson and Mr. Druten also were entitled to additional annual cash compensation of $10,000 each for service as Chairman of the Compensation Committee and the Conflicts Committee, respectively.

Prior to 2024, Directors had the option to defer all or part of their cash compensation pursuant to the Directors' Deferred Compensation Plan by completing an election form prior to the beginning of each calendar year.  No director elected to defer cash compensation in 2023.  On December 14, 2023 the Board of Directors approved termination of the Directors' Deferred Compensation Plan, and authorized distribution of accounts on December 15, 2024 or as soon thereafter as practical.  Termination rules regarding deferred compensation plans required termination of this plan in connection with termination of the SERP.

Pursuant to the Directors' Deferred Compensation Plan, a notional account was established for deferred amounts of cash compensation and credited with notional common units of ARLP, described in the plan as "phantom" units.  The number of phantom units credited was determined by dividing the amount deferred by the average closing unit price for the ten trading days immediately preceding the deferral date.  When quarterly cash distributions were made with respect to ARLP common units, an amount equal to such quarterly distribution was credited to the notional account as additional phantom units.  Payment of accounts under the Directors' Deferred Compensation Plan will be made in ARLP common units equal to the number of phantom units then credited to the director's account.

Directors could elect to receive payment of the account resulting from deferrals during a plan year either (a) on the January 1 on or next following their separation from service as a director or (b) on the earlier of a specified January 1 or the January 1 on or next following their separation from service.  The payment election was required prior to each plan year; if no election was made, the account would be paid on the January 1 on or next following the director's separation from service.  The Directors' Deferred Compensation Plan was administered by the Compensation Committee, and the Board of Directors reserved the right to change or terminate the plan at any time, provided that accrued benefits under the plan were not impaired.

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

For 2023, our last completed fiscal year:

●	The median of the annual total compensation of all employees of our company (other than the CEO) was $109,758.
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table was $1.
●	Based on this information, for 2023 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 0.00001 to 1.

To determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	We determined that, as of December 31, 2023, our employee population consisted of approximately 3,595 individuals with the vast majority of these individuals located in the United States. This population consisted of our full-time and part-time employees, as we do not have seasonal workers.
●	We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2023.
●	We identified our median employee for 2023 by consistently applying this compensation measure to all of our employees included in our analysis. Since the vast majority of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.
●	After we identified our median employee, we combined all of the elements of such employee's compensation for the 2023 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $109,758, comprised of such employee's W-2 compensation of $103,299 and contributions in the amount of $6,459 that we made on the employee's behalf to our 401(k) plan for the 2023 year.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the "Total" column of our 2023 Summary Compensation Table.

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

The following table sets forth certain information as of February 8, 2024, regarding the beneficial ownership of common units held by (a) each director of our general partner, (b) each executive officer of our general partner identified in the Summary Compensation Table included in "Item 11. Executive Compensation" above, (c) all directors and executive officers as a group, and (d) each person known by our general partner to be the beneficial owner of 5% or more of our common units.  The address of our general partner and, unless otherwise indicated in the footnotes to the table below, each of the directors, executive officers and 5% unitholders reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119.  Unless otherwise indicated in the footnotes to the table below, the common units reflected as being beneficially owned by our general partner's directors and Named Executive Officers are held directly by such directors and officers.  The percentage of common units beneficially owned is based on 128,061,981 common units outstanding as of February 8, 2024.

		Percentage of Common
	Common Units	Units
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)	18,800,000	14.7%
Nick Carter	20,000	*
Robert J. Druten	25,628	*
John H. Robinson	7,462	*
Wilson M. Torrence	40,396	*
Brian L. Cantrell	252,193	*
R. Eberley Davis	262,446	*
Cary P. Marshall (2)	1,077,748	*
Kirk D. Tholen	110,396	*
Thomas M. Wynne (3)	1,284,334	1.0%
All directors and executive officers as a group (14 persons)	22,392,314	17.5%

5% Common Unit Holder
Kathleen Mowry	16,167,865	12.6%
*	Less than one percent.

(1)	The common units attributable to Mr. Craft consist of (i) 18,631,398 common units held directly by him and (ii) 168,602 common units attributable to Mr. Craft's spouse.

(2)	The common units attributable to Mr. Marshall consist of common units held through a trust and another entity controlled by him.

(3)	The common units attributable to Mr. Wynne consist of (i) 859,940 common units held directly by him and (ii) 424,394 common units held through a trust and another entity controlled by him.

Equity Compensation Plan Information

	Number of units to be issued upon		Number of units remaining
	exercise/vesting of outstanding	Weighted-average exercise	available for future issuance
	options, warrants and rights	price of outstanding options,	under equity compensation plans
Plan Category	as of December 31, 2023	warrants and rights	as of December 31, 2023
Equity compensation plans approved by unitholders:
Long-Term Incentive Plan	2,710,344	N/A	7,886,556
Equity compensation plans not approved by unitholders:
Supplemental Executive Retirement Plan	785,186	N/A	N/A
Directors' Deferred Compensation	26,760	N/A	N/A

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omnibus Agreement

We are party to an omnibus agreement with MGP and AGP, which governs potential competition among us and the other parties to this agreement. Pursuant to the terms of the omnibus agreement, AGP and its affiliates agreed, for so long as Mr. Craft controls MGP, not to engage in the business of mining, marketing or transporting coal in the United States, unless it first offers us the opportunity to engage in a potential activity or acquire a potential business, and the Board of Directors, with the concurrence of its Conflicts Committee, elects to cause us not to pursue such opportunity or acquisition. In addition, AGP has the ability to purchase businesses, the majority value of which is not mining, marketing or transporting coal, provided AGP offers us the opportunity to purchase the coal assets following the acquisition. The restriction does not apply to the assets retained and business conducted by an affiliate of AGP at the closing of our initial public offering. Except as provided above, AGP and its affiliates are prohibited from engaging in activities wherein they compete directly with us.

Related-Party Transactions

In addition to the related-party policies and transactions discussed in "Item 8. Financial Statements and Supplementary Data — Note 1 — Organization and Presentation and Note 20 — Related-Party Transactions" ARLP has the following additional related-party transactions:

Expense Reimbursements

Our partnership agreement provides that MGP and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, director fees and expenses. MGP may determine in its sole discretion the expenses that are allocable to us. Total costs billed to us by MGP and its affiliates were approximately $1.0 million for the year ended December 31, 2023. The executive officers of MGP are employees of and paid by Alliance Coal, and the reimbursement we pay to MGP pursuant to the partnership agreement does not include any compensation expenses associated with them.

JC Land

Alliance Coal has a time-sharing agreement with JC Land concerning Alliance Coal's use of an airplane owned by JC Land. In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.3 million for the year ended December 31, 2023 for use of the aircraft.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots employed by Alliance Coal to operate aircraft owned by Alliance Service, Inc. and JC Land. In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots. JC Land paid us $0.3 million in 2023 pursuant to this agreement. Separately, JC Land paid us $0.5 million during 2023 for fuel, pilot travel, etc. paid by us on their behalf.

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

All members of the Audit and Compensation Committees—Messrs. Torrence, Carter, Druten and Robinson—are independent directors as defined under applicable NASDAQ and Exchange Act rules. Please see "Item 10. Directors, Executive Officers and Corporate Governance of the General Partner—Audit Committee" and "Item 11. Executive Compensation—Compensation Discussion and Analysis."

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Grant Thornton LLP is our independent registered public accounting firm for the 2023 year. The following table sets forth fees paid to Grant Thornton LLP during the years ended December 31, 2023 and 2022:

	2023	2022

	(in thousands)
Audit Fees (1)	$748	$813
Audit-related fees (2)	207	59
Tax fees (3)	—	—
All other fees	—	—
Total	$955	$872
(1)	Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

(2)	Audit-related fees consist primarily of attest services related to financial reporting that are not required by statue or regulation but can also include accounting consultations and audits in connections with acquisitions.

(3)	Tax fees consist primarily of services rendered for tax compliance, tax advice, and tax planning.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements and Supplementary Data.

(a)(2)Financial Statement Schedule.

Schedule I – Condensed Financial Information of Registrant	153

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)          The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.3	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.4	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.5	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.6	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634680	3.9	02/23/2018

3.7	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.3	06/06/2018

3.8	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of June 1, 2018.	8-K	000-26823 1883834	3.4	06/06/2018

3.9	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.5	06/06/2018

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC, dated as of May 31, 2018.	8-K	000-26823 1883834	3.7	06/06/2018

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., included in this Exhibit Index as Exhibit 3.2).	8-K	000-26823 17990766	3.2	07/28/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

4.2	Indenture, dated as of April 24, 2017, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	000-26823 17798539	4.1	04/24/2017

4.3	Form of 7.500% Senior Note due 2025 (included in Exhibit 4.2).	8-K	000-26823 17778550	4.1	04/24/2017

4.4	Description of the Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934.	10-K	000-26823, 23666549	4.4	02/24/2023

10.1	Contribution and Assumption Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC, Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P. and the other parties named therein	10-K	000-26823 583595	10.3	03/29/2000

10.2	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.3(1)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.4(1)	Alliance Coal, LLC Supplemental Executive Retirement Plan	S-8	333-85258 02595143	99.2	04/01/2002

10.5(1)	Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors	S-8	333-85258 02595143	99.3	04/01/2002

10.6	Third Amended and Restated Charter for the Audit Committee of the Board of Directors					☑

10.7	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.8	Administrative Services Agreement dated May 15, 2006 among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc.,	10-Q	000-26823 061017824	10.2	08/09/2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

	Alliance Holdings GP, L.P. and Alliance GP, LLC

10.9(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

10.10(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

10.11(1)	Amended and Restated Alliance Coal, LLC Supplemental Executive Retirement Plan dated as of January 1, 2011	10-K	000-26823 11645603	10.40	02/28/2011

10.12(1)	Amended and Restated Alliance Resource Management GP, LLC Deferred Compensation Plan for Directors dated as of January 1, 2011	10-K	000-26823 11645603	10.42	02/28/2011

10.13	Amended and Restated Charter for the Compensation Committee of the Board of Directors dated January 27, 2023.					☑

10.14	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-26823 101000555	10.1	08/09/2010

10.15	Receivables Financing Agreement, dated as of December 5, 2014, among Borrower, PNC Bank, National Association, as administrative agent as well as the letter of credit bank, the persons from time to time party thereto as lenders, the persons from time to time party thereto as letter of credit participants, and Alliance Coal, LLC, as initial servicer	8-K	000-26823 141277053	10.3	12/10/2014

10.16(1)	The Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan as amended by the Third Amendment and Fourth Amendment	10-K	000-26823 161460619	10.46	02/26/2016

10.17	First Amendment to the Receivables Financing Agreement, dated as of December 4, 2015	10-Q	000-26823 161634229	10.1	05/10/2016

10.18	Second Amendment to the Receivables Financing Agreement, dated as of February 24, 2016	10-Q	000-26823 161634229	10.2	05/10/2016

10.19	Third Amendment to the Receivables Financing Agreement, dated as of December 2, 2016	10-K	000-26823 17636362	10.45	02/24/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.20	Fourth Amendment to the Receivables Financing Agreement, dated as of November 27, 2017	10-K	000-26823 18634680	10.47	02/23/2018

10.21	Fifth Amendment to the Receivables Financing Agreement, dated as of January 17, 2018	10-K	000-26823 18634680	10.48	02/23/2018

10.22	Sixth Amendment to the Receivables Financing Agreement, dated as of June 19, 2018	10-Q	000-26823 18994075	10.2	08/06/2018

10.23	Seventh Amendment to the Receivables Financing Agreement, dated as of January 16, 2019	10-K	000-26823 19624803	10.52	02/22/2019

10.24	Eighth Amendment to the Receivables Financing Agreement, dated as of October 22, 2019.	10-Q	000-26823 191192460	10.2	11/05/2019

10.25	Fifth Amended and Restated Credit Agreement, dated as of March 9, 2020, by and among Alliance Resource Operating Partners, L.P., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-26823 20711345	10.1	03/13/2020

10.26	Fifth Amendment to the Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan.	8-K	000-26823 201385345	10.1	12/14/2020

10.27	Ninth Amendment to the Receivables Financing Agreement, dated as of January 15, 2021.	10-K	000-26823 21663570	10.64	02/23/2021

10.28	Tenth Amendment to the Receivables Financing Agreement, dated as of January 14, 2022.	10-K	000-26823 22677260	10.57	02/25/2022

10.29	Eleventh Amendment to the Receivables Financing Agreement, dated as of January 13, 2023.	10-K	000-26823 23666549	10.54	02/24/2023
10.30	Thirteenth Amendment to the Receivables Financing Agreement, dated as of January 12, 2024.	10-K				☑

10.31

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

		8-K	000-26823 23540292	10.1	01/20/2023

10.32	Sixth Amendment to the Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan.	8-K	000-26823 221401012	10.1	11/18/2022

14.1	Code of Ethics for Principal Executive Officer and Senior Financial Officers	10-K	000-26823 13656028	14.1	03/01/2013

21.1	List of Subsidiaries.					☑

23.1	Consent of Grant Thornton LLP.					☑

23.2	Consent of Cawley, Gillespie & Associates, Inc.					☑

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer and Chairman of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						☑

32.2

Certification of Cary P. Marshall , Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 23, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						☑

95.1	Federal Mine Safety and Health Act Information					☑

96.1	Henderson/Union Resources SEC S-K 1300 Technical Report Summary dated February 2024.					☑

96.2	River View Complex SEC S-K 1300 Technical Report Summary February 2024.					☑

96.3	Hamilton Mine SEC S-K 1300 Technical Report Summary dated February 2022.	10-K/A	000-26823 221205681	96.3	08/26/2022

96.4	Gibson South Mine SEC S-K 1300 Technical Report Summary dated February 2022.	10-K/A	000-26823 221205681	96.4	08/26/2022

96.5	Tunnel Ridge Mine SEC S-K 1300 Technical Report Summary dated February 2023.					☑
97.1	Alliance Resource Partners, L.P. Incentive Based Compensation Recoupment Policy					☑
99.1	Report of Cawley, Gillespie & Associates, Inc., dated December 7, 2023					☑

101	Interactive Data File (Form 10-K for the year ended December 31, 2023 filed in Inline XBRL).					☑

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					☑

* Filed herewith (or furnished, in the case of Exhibits 32.1 and 32.2).

(1)	Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 23, 2024.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft III
Joseph W. Craft III
President, Chief Executive
Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Craft III	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 23, 2024
Joseph W. Craft III

/s/ Cary P. Marshall	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Cary P. Marshall

/s/ Megan J. Cordle	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
Megan J. Cordle

/s/ Nick Carter	Director	February 23, 2024
Nick Carter

/s/ Robert J. Druten	Director	February 23, 2024
Robert J. Druten

/s/ John H. Robinson	Director	February 23, 2024
John H. Robinson

/s/ Wilson M. Torrence	Director	February 23, 2024
Wilson M. Torrence