Form 10-Q
period 2024-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2024-05-09
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, 128,061,981 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,957	$59,813
Trade receivables	272,191	282,622
Other receivables	9,208	9,678
Inventories, net	162,197	127,556
Advance royalties	6,173	7,780
Digital assets	30,325	9,579
Prepaid expenses and other assets	16,891	19,093
Total current assets	630,942	516,121
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	4,284,051	4,172,544
Less accumulated depreciation, depletion and amortization	(2,204,392)	(2,149,881)
Total property, plant and equipment, net	2,079,659	2,022,663
OTHER ASSETS:
Advance royalties	78,933	71,125
Equity method investments	45,693	46,503
Equity securities	92,541	92,541
Operating lease right-of-use assets	16,357	16,569
Other long-term assets	21,662	22,904
Total other assets	255,186	249,642
TOTAL ASSETS	$2,965,787	$2,788,426

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$107,600	$108,269
Accrued taxes other than income taxes	21,367	21,007
Accrued payroll and related expenses	27,301	29,884
Accrued interest	9,067	3,558
Workers' compensation and pneumoconiosis benefits	15,913	15,913
Other current liabilities	46,295	28,498
Current maturities, long-term debt, net	76,422	20,338
Total current liabilities	303,965	227,467
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	354,619	316,821
Pneumoconiosis benefits	128,809	127,249
Accrued pension benefit	8,112	8,618
Workers' compensation	36,843	37,257
Asset retirement obligations	147,769	146,925
Long-term operating lease obligations	13,684	13,661
Deferred income tax liabilities	33,060	33,450
Other liabilities	17,522	18,381
Total long-term liabilities	740,418	702,362
Total liabilities	1,044,383	929,829

COMMITMENTS AND CONTINGENCIES - (NOTE 4)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,061,981 and 127,125,437 units outstanding, respectively	1,958,382	1,896,027
Accumulated other comprehensive loss	(60,602)	(61,525)
Total ARLP Partners' Capital	1,897,780	1,834,502
Noncontrolling interest	23,624	24,095
Total Partners' Capital	1,921,404	1,858,597
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,965,787	$2,788,426

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
SALES AND OPERATING REVENUES:
Coal sales	$561,879	$578,784
Oil & gas royalties	37,030	34,497
Transportation revenues	30,753	30,238
Other revenues	22,035	19,403
Total revenues	651,697	662,922

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	363,859	338,723
Transportation expenses	30,753	30,238
Outside coal purchases	9,112	—
General and administrative	22,129	21,085
Depreciation, depletion and amortization	65,549	65,550
Total operating expenses	491,402	455,596

INCOME FROM OPERATIONS	160,295	207,326

Interest expense (net of interest capitalized for the three months ended March 31, 2024 and 2023 of $2,298 and $1,407, respectively)	(7,749)	(12,676)
Interest income	1,276	2,790
Equity method investment income (loss)	(553)	52
Change in fair value of digital assets	11,853	—
Other expense	(606)	(573)
INCOME BEFORE INCOME TAXES	164,516	196,919

INCOME TAX EXPENSE	4,949	4,241

NET INCOME	159,567	192,678

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,510)	(1,493)

NET INCOME ATTRIBUTABLE TO ARLP	$158,057	$191,185

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$—	$1,384
LIMITED PARTNERS	$158,057	$189,801

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$1.21	$1.45

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	127,670,897	127,289,340

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

NET INCOME	$159,567	$192,678

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	47	47
Amortization of net actuarial loss (1)	37	173
Total defined benefit pension plan adjustments	84	220

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	839	345
Total pneumoconiosis benefits adjustments	839	345

OTHER COMPREHENSIVE INCOME	923	565

COMPREHENSIVE INCOME	160,490	193,243

Less: Comprehensive income attributable to noncontrolling interest	(1,510)	(1,493)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$158,980	$191,750
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 15 and 17 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES	$209,673	$221,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(123,846)	(95,474)
Change in accounts payable and accrued liabilities	4,331	12,110
Proceeds from sale of property, plant and equipment	164	2,395
Contributions to equity method investments	(625)	(540)
JC Resources acquisition	—	(64,999)
Oil & gas reserve asset acquisitions	(1,822)	(2,800)
Other	1,286	2,160
Net cash used in investing activities	(120,512)	(147,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	75,000	—
Payments under securitization facility	(30,000)	—
Proceeds from equipment financings	54,626	—
Payments on equipment financings	(1,976)	(3,759)
Borrowings under revolving credit facilities	20,000	—
Payments under revolving credit facilities	(20,000)	—
Borrowing under long-term debt	—	75,000
Payments on long-term debt	(4,688)	(26,633)
Payment of debt issuance costs	—	(11,653)
Payments for purchases of units under unit repurchase program	—	(18,209)
Payments for tax withholdings related to settlements under deferred compensation plans	(13,292)	(9,320)
Excess purchase price over the contributed basis from JC Resources acquisition	—	(7,251)
Cash retained by JC Resources in acquisition	—	(2,933)
Distributions paid to Partners	(91,246)	(91,938)
Other	(3,441)	(2,617)
Net cash used in financing activities	(15,017)	(99,313)
NET CHANGE IN CASH AND CASH EQUIVALENTS	74,144	(24,773)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,813	296,023
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,957	$271,250

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,248	$2,175

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$18,917	$56,391
Market value of common units issued under deferred compensation plans before tax withholding requirements	$32,566	$27,906

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2024 and December 31, 2023 and the results of our operations, comprehensive income and cash flows for the three months ended March 31, 2024 and 2023.  All intercompany transactions and accounts have been eliminated. Certain immaterial amounts in the prior quarter have been reclassified to conform to the current quarter presentation.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all the information normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") of the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2024.

Use of Estimates

The preparation of the ARLP Partnership's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements.  Actual results could differ from those estimates.

Digital Assets

We began our crypto-mining activities during the second half of 2020 as we started mining bitcoin as a pilot project to monetize already paid for, yet underutilized, electricity load.  We continue to periodically be awarded digital assets through our crypto-mining activities. The awards are accounted for as revenue and valued at the exchange quoted price at the time they are awarded. Beginning January 1, 2024, with our adoption of the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60) ("ASU 2023-08"), the digital assets we hold are subsequently remeasured to fair value based on the exchange quoted price as of the balance sheet date and included on our condensed consolidated balance sheets within the Digital assets line item.  The fair value of our digital assets are based on the exchange quoted price and represent a Level 1 input under the fair value hierarchy. The activity from remeasurement of digital assets to fair value is reflected in our condensed consolidated statements of income within the Change in fair value of digital assets line item. Digital assets sold for cash nearly immediately after they are awarded to us for mining activities are presented as cash flows from operating activities, while other sales are reflected as cash flows from investing activities in our condensed consolidated statements of cash flows. Our realized gains or losses are determined as the difference between the proceeds received when the digital assets are sold and our cost basis in the digital assets. Our cost basis is the value of the digital assets when they are awarded less any impairment recognized prior to our adoption of ASU 2023-08. We use a first-in, first-out methodology to assign costs to our digital assets in the calculation of our realized gains or losses. See Note 6 – Digital Assets for additional information.

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Adopted

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60) ("ASU 2023-08"), which requires an entity to measure certain digital assets at fair value with changes in the fair value recognized in net income. In addition, the guidance requires additional disclosures related to digital assets once adopted.  We adopted ASU 2023-08, effective January 1, 2024, which resulted in a cumulative-effect adjustment to increase the opening balance of Partners' Capital of $6.2 million.  See Note 6 – Digital Assets for more information on our digital assets.

New Accounting Standards Issued and Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 primarily requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker ("CODM"), the amount and composition of other segment items, and the title and position of the CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07, but do not expect it to have a material effect on our consolidated financial statements.

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

3.ACQUISITIONS

Acquisition Agreement

On January 27, 2023, we entered into a one-year collaborative agreement with a third party, effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware Basins. On February 19, 2024, we renewed this agreement for an additional one-year term, committing up to $25.0 million.  Under the agreement, the third party assists us in the identification, evaluation, and acquisition of target oil & gas mineral interests. In exchange for these services, the third party receives a participation share, partially funded by the third party, and is paid a periodic management fee.  During the three months ended March 31, 2024, we purchased $0.3 million and $0.1 million of oil & gas mineral interests in proved and unproved properties, respectively, pursuant to this agreement.  Management fees paid under this agreement have been immaterial.

Miscellaneous Acquisitions

In addition to the acquisitions under the collaborative agreement discussed above, we purchased $0.3 million and $1.2 million of oil & gas mineral interests in proved and unproved properties, respectively, during the three months ended March 31, 2024.

4.CONTINGENCIES

Certain of our subsidiaries are party to litigation in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay. In April 2024, we entered into a settlement agreement with the plaintiffs pursuant to which we agreed to settle such litigation for $15.3 million. As a result of reaching this settlement, which is subject to court approval, we have accrued $15.3 million as of March 31, 2024.  Our $15.3 million accrual is included in the Other current liabilities line item on our condensed consolidated balance sheet.

We also have various other lawsuits, claims and regulatory proceedings incidental to our business that are pending against the ARLP Partnership. We record an accrual for a potential loss related to these matters when, in management's opinion, such loss is probable and reasonably estimable. Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity. However, if the results of these matters are different from management's current expectations and in amounts greater than our accruals (if any), such matters could have a material adverse effect on our business and operations.

5.INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)

Coal	$88,108	$56,549
Finished goods (net of reserve for obsolescence of $745 and $728, respectively)	4,174	3,908
Work in process	562	791
Raw materials	2,097	2,144
	94,941	63,392
Supplies (net of reserve for obsolescence of $7,719 and $7,439, respectively)	67,256	64,164
Total inventories, net	$162,197	$127,556

During the three months ended March 31, 2024, we recorded lower of cost or net realizable value adjustments of $7.3 million to our coal inventories. These adjustments are a result of lower coal sale prices and higher cost per ton primarily due to a longwall move at Hamilton County Coal, LLC ("Hamilton") and ongoing development activities at the Henderson County mine at our River View Coal, LLC ("River View") mining complex.

Certain of our subsidiaries, primarily consisting of Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as "Matrix Group"), manufacture a variety of products for our mining operations and third parties.  These products are primarily consumed internally by our mining operations with associated inventory historically presented as supplies inventory.  Recently Matrix Group has been increasing its production of products with the intention to increase third-party sales.  We have therefore presented our manufactured goods inventories in the table above separately from our historical presentation of supplies inventory.

6.DIGITAL ASSETS

The following table sets forth our digital assets as shown on the condensed consolidated balance sheet:

	March 31, 2024
	Units	Cost Basis	Fair Value

Digital assets:	(in thousands, except unit data)
Bitcoin	425.10	$12,769	$30,325
Total		$12,769	$30,325

The following table represents a reconciliation of the fair values of our digital assets:

Three Months Ended
March 31,
2024
Digital assets:	(in thousands)
Beginning balance	$15,811
Additions	3,604
Dispositions	(943)
Change in fair value gains	11,853
Ending balance	$30,325

As discussed in Note 2 – New Accounting Standards, our beginning balance is inclusive of a cumulative-effect adjustment of $6.2 million as of January 1, 2024.  Additions are the result of awarded digital assets received from our crypto-mining activities, while dispositions are the result of sales and payments for services. During the three months ended March 31, 2024, we had digital asset dispositions of $0.9 million, inclusive of realized gains of $0.6 million.

7.FAIR VALUE MEASUREMENTS

The following table summarizes our fair value measurements within the hierarchy not included elsewhere in these notes:

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

	(in thousands)
Long-term debt	$—	$440,659	$—	$—	$347,116	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of those instruments.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities. See Note 8 – Long-Term Debt for additional information on our long-term debt.

8.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023

	(in thousands)
Revolving credit facility	$—	$—	$(7,478)	$(8,118)
Term loan	56,250	60,938	(1,304)	(1,416)
Senior notes	284,607	284,607	(724)	(891)
Securitization facility	45,000	—	—	—
June 2020 equipment financing	1,028	2,039	—	—
February 2024 equipment financing	53,662	—	—	—
	440,547	347,584	(9,506)	(10,425)
Less current maturities	(76,873)	(20,789)	451	451
Total long-term debt	$363,674	$326,795	$(9,055)	$(9,974)

Credit Facility

On January 13, 2023, Alliance Coal, as borrower, entered into a Credit Agreement (the "Credit Agreement") with various financial institutions. The Credit Agreement provides for a $425 million revolving credit facility, which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit up to the full amount of $425 million (the "Revolving Credit Facility"), and for a term loan in an aggregate principal amount of $75 million (the "Term Loan"). The Credit Agreement matures on March 9, 2027, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full. The Credit Agreement will instead mature on January 30, 2025, if on that date our Senior Notes, as discussed below, are still outstanding and Alliance Coal does not have liquidity of at least $200 million. Interest is payable quarterly, with principal on the Term Loan due in quarterly installments equal to 6.25% of the original principal amount of the Term Loan beginning with the quarter ending June 30, 2023 and the balance payable at maturity.

The Revolving Credit Facility is underwritten by a syndicate of eighteen financial institutions and the obligations of the lenders are individual obligations, which means the failure of one or more lenders to be able to fund its obligation does not relieve the remaining lenders from funding their obligations. Based on our diligence, including discussions with representatives of certain of these financial institutions, as of March 31, 2024 we have no reason to believe that the banks within our syndicate are facing financial difficulties, defaults or limited liquidity situations that would cause them to be unable to fund their obligations under the Credit Agreement. However, should any of the banks in our syndicate experience conditions in the future that limit their ability to fund their obligations, the amount available under the Revolving Credit Facility could be reduced.

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the "Subsidiary Guarantors"). The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent's prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Term Loan, we elected the three-month term rate, with applicable margin, which was 8.46% as of March 31, 2024.  At March 31, 2024, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incurred an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in exceeding a minimum fixed charge coverage ratio (as determined in the Credit Agreement) or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.21 to 1.0, 0.59 to 1.0 and 59.18 to 1.0, respectively, for the trailing twelve months ended March 31, 2024. We were in compliance with the covenants of the Credit Agreement as of March 31, 2024 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $90.0 million accounts receivable securitization facility ("Securitization Facility") which matures in January 2025. Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $90.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On March 31, 2024, we had $11.7 million of letters of credit outstanding with $33.3 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.

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

February 2024 Equipment Financing

On February 28, 2024, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $54.6 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "February 2024 Equipment Financing"). The February 2024 Equipment Financing contains customary terms and events of default and provides for forty-eight monthly payments with an implicit interest rate of 8.29%, maturing on February 28, 2028. Upon maturity, the equipment will revert to the Intermediate Partnership.

9.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Current:
Federal	$4,718	$4,312
State	338	301
	5,056	4,613
Deferred:
Federal	(127)	(331)
State	20	(41)
	(107)	(372)
Income tax expense	$4,949	$4,241

The effective income tax rates for our income tax expense for the three months ended March 31, 2024 and 2023 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

Our 2020 through 2023 tax years remain open to examination by tax authorities, and certain lower-tier partnership income tax returns for the tax years ended December 31, 2020 and 2021 are being audited by the Internal Revenue Service.

10.VARIABLE INTEREST ENTITIES

AllDale I & II and Cavalier Minerals

We own the general partner interests and, including the limited partner interests we hold through our ownership in Cavalier Minerals JV, LLC ("Cavalier Minerals"), approximately 97% of the limited partner interests in AllDale Minerals LP ("AllDale I") and AllDale Minerals II, LP ("AllDale II", and collectively with AllDale I, "AllDale I & II"). As the general partner of AllDale I & II, we are entitled to receive 20.0% of all distributions from AllDale I & II with the remaining 80.0% allocated to limited partners based upon ownership percentages.

Cavalier Minerals owns approximately 72% of the limited partner interests in AllDale I & II. We own the managing member interest and a 96% member interest in Cavalier Minerals. Bluegrass Minerals Management, LLC ("Bluegrass Minerals") owns a 4% member interest in Cavalier Minerals and a profits interest which entitles it to receive distributions equal to 25% of all distributions (including in liquidation) after all members have recovered their investment. All members have recovered their investment and Bluegrass Minerals began receiving its profits interest distributions in late 2022.

We have concluded that AllDale I, AllDale II and Cavalier Minerals are variable interest entities ("VIEs") which we consolidate as the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of AllDale I, AllDale II and Cavalier Minerals in addition to having substantial equity ownership.

Our share of Cavalier Minerals' investment in AllDale I & II is eliminated in consolidation and Bluegrass Minerals' investment in Cavalier Minerals is accounted for as noncontrolling ownership interest on our condensed consolidated balance sheets. Additionally, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

The following table presents the carrying amounts and classification of AllDale I & II's assets and liabilities included in our condensed consolidated balance sheets:

	March 31,	December 31,
	2024	2023

Assets (liabilities):	(in thousands)
Cash and cash equivalents	$4,229	$4,690
Trade receivables	17,131	16,058
Total property, plant and equipment, net	385,580	389,767
Accounts payable	(202)	(175)
Accrued taxes other than income taxes	(280)	(958)

AllDale III

AllDale Minerals III, LP ("AllDale III") owns oil & gas mineral interests in areas around the oil & gas mineral interests we own. Alliance Minerals owns a 13.9% limited partner interest in AllDale III. Alliance Minerals' investment in AllDale III is subject to a 25% profits interest for the general partner that is subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 "catch-up" provision for the general partner.

We have concluded that AllDale III is a VIE that we do not consolidate because we are not the primary beneficiary and AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in the operational decisions. We are not the primary beneficiary of AllDale III because we do not have the power to direct the activities that most significantly impact AllDale III's economic performance. See Note 11 – Equity Investments for more information about the accounting for our investment in AllDale III.

Francis

On April 5, 2022, we invested $20 million in Francis Renewable Energy, LLC ("Francis"), in the form of a convertible note. Our convertible note matured on April 1, 2023 and was converted into a preferred equity interest in Francis.  Prior to conversion, we had determined the note more closely represented equity as opposed to debt. Therefore, we accounted for the convertible note as an equity contribution even though we did not participate in Francis' earnings or losses and were not eligible to receive distributions during the term of the note. Subsequent to the conversion on April 1, 2023, we participate in earnings and losses and are eligible to receive distributions. As of March 31, 2024, we held approximately 16.7% of Francis' equity.

We have concluded that Francis is a VIE that we do not consolidate because we are not the primary beneficiary and Francis' management structure is similar to a limited partnership with the non-managing members (i) not having the ability to remove the managing member and (ii) not participating significantly in the operational decisions. We are not the primary beneficiary of Francis because we do not have the power to direct the activities that most significantly impact Francis's economic performance. See Note 11 – Equity Investments for more information about the accounting for our investment in Francis.

NGP ET IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP Energy Transition, L.P. ("NGP ET IV"), a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. This commitment represents a 3.6% interest in NGP ET IV. As of March 31, 2023, we have funded $7.2 million of this commitment.

We have concluded that NGP ET IV is a VIE that we do not consolidate because we are not the primary beneficiary and NGP ET IV is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in the operational decisions. We are not the primary beneficiary of NGP ET IV because we do not have the power to direct the activities that most significantly impact NGP ET IV's economic performance. See Note 11 – Equity Investments for more information about the accounting for our investment in NGP ET IV.

11.           EQUITY INVESTMENTS

AllDale III

We account for our ownership interest in the income or loss of AllDale III as an equity method investment. We record equity income or loss based on AllDale III's distribution structure. The changes in our equity method investment in AllDale III were as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Beginning balance	$23,933	$25,284
Equity method investment income	507	425
Distributions received	(882)	(1,014)
Ending balance	$23,558	$24,695

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

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Beginning balance	$16,487	$20,000
Equity method investment loss	(1,097)	—
Ending balance	$15,390	$20,000

NGP ET IV

We account for our ownership interest in the income or loss of NGP ET IV as an equity method investment. The changes in our equity method investment in NGP ET IV were as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Beginning balance	$6,083	$4,087
Contributions	625	540
Equity method investment income (loss)	37	(373)
Ending balance	$6,745	$4,254

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

12.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2023 and 2024 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2023	$0.7000	$91,938
May 15, 2023	0.7000	90,930
August 14, 2023	0.7000	90,899
November 14, 2023	0.7000	90,812
Total	$2.8000	$364,579

February 14, 2024	$0.7000	$91,246
May 15, 2024 (1)	0.7000
Total	$1.4000	$91,246
(1)	On April 26, 2024, we declared this quarterly distribution payable on May 15, 2024 to all unitholders of record as of May 8, 2024.

Unit Repurchase Program

In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program  authorizing us to be able to repurchase up to a total of $100.0 million of ARLP common units from that date. No units were repurchased during the three months ended March 31, 2024. During the three months ended March 31, 2023, we repurchased and retired 860,060 units at an average unit price of $21.17 for an aggregate purchase price of $18.2 million.  Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the three months ended March 31, 2024 and 2023:

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2024	127,125,437	$1,896,027	$—	$(61,525)	$24,095	$1,858,597
Cumulative-effect adjustment (see Note 2)	—	6,232	—	—	—	6,232
Comprehensive income:
Net income	—	158,057	—	—	1,510	159,567
Actuarially determined long-term liability adjustments	—	—	—	923	—	923
Total comprehensive income	—	—		—	—	160,490
Settlement of deferred compensation plans	936,544	(13,292)	—	—	—	(13,292)
Purchase of units under unit repurchase program	—	—	—	—	—	—
Common unit-based compensation	—	2,604	—	—	—	2,604
Distributions on deferred common unit-based compensation	—	(2,261)	—	—	—	(2,261)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(1,981)	(1,981)
Distributions to Partners	—	(88,985)	—	—	—	(88,985)
Balance at March 31, 2024	128,061,981	$1,958,382	$—	$(60,602)	$23,624	$1,921,404

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2023	127,195,219	$1,656,025	$66,548	$(41,054)	$26,507	$1,708,026
Comprehensive income:
Net income	—	189,801	1,384	—	1,493	192,678
Actuarially determined long-term liability adjustments	—	—	—	565	—	565
Total comprehensive income						193,243
Settlement of deferred compensation plans	860,060	(9,320)	—	—	—	(9,320)
Purchase of units under unit repurchase program	(860,060)	(18,209)	—	—	—	(18,209)
Common unit-based compensation	—	2,830	—	—	—	2,830
Distributions on deferred common unit-based compensation	—	(2,901)	—	—	—	(2,901)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(2,288)	(2,288)
JC Resources acquisition		(7,251)	(64,999)			(72,250)
Cash retained by JC Resources in acquisition	—	—	(2,933)	—	—	(2,933)
Distributions to Partners	—	(89,037)	—	—	—	(89,037)
Balance at March 31, 2023	127,195,219	$1,721,938	$—	$(40,489)	$25,712	$1,707,161

13.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 18 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended March 31, 2024

Coal sales	$370,630	$191,249	$—	$—	$—	$561,879
Oil & gas royalties	—	—	37,030	—	—	37,030
Coal royalties	—	—	—	18,702	(18,702)	—
Transportation revenues	24,476	6,277	—	—	—	30,753
Other revenues	2,735	487	315	6	18,492	22,035
Total revenues	$397,841	$198,013	$37,345	$18,708	$(210)	$651,697

Three Months Ended March 31, 2023

Coal sales	$336,910	$241,874	$—	$—	$—	$578,784
Oil & gas royalties	—	—	34,497	—	—	34,497
Coal royalties	—	—	—	15,513	(15,513)	—
Transportation revenues	21,328	8,910	—	—	—	30,238
Other revenues	2,168	475	1,040	—	15,720	19,403
Total revenues	$360,406	$251,259	$35,537	$15,513	$207	$662,922

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2024 and disaggregated by segment and contract duration.

				2027 and
	2024	2025	2026	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$951,283	$525,584	$280,755	$291,000	$2,048,622
Appalachia Coal Operations coal revenues	606,498	352,175	31,400	9,000	999,073
Total coal revenues (1)	$1,557,781	$877,759	$312,155	$300,000	$3,047,695

(1) Coal revenues generally consists of consolidated revenues excluding our Oil & Gas Royalties segment as well as intercompany revenues from our Coal Royalties segment.

14.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit ("EPU").  Subsequent to the acquisition of oil & gas net royalty acres from JC Resources LP on February 22, 2023 (the "JC Resources Acquisition"), net income attributable to ARLP is allocated to limited partners and participating securities with nonforfeitable distributions or distribution equivalents, while net losses attributable to ARLP are allocated only to limited partners but not to participating securities.  Prior to the JC Resources Acquisition, in addition to limited partners and participating securities allocations, amounts were also allocated to our general partner for historical earnings from the mineral interests acquired in the JC Resources Acquisition.

Our participating securities are outstanding restricted unit awards under our Long-Term Incentive Plan ("LTIP") and phantom units in notional accounts under our Supplemental Executive Retirement Plan ("SERP") and the MGP Amended and Restated Deferred Compensation Plan for Directors ("Directors' Deferred Compensation Plan").

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands, except per unit data)

Net income attributable to ARLP	$158,057	$191,185
Less:
General partner's interest in net income attributable to ARLP	—	(1,384)

Limited partners' interest in net income attributable to ARLP	158,057	189,801

Less:
Distributions to participating securities	(1,680)	(2,432)
Undistributed earnings attributable to participating securities	(1,448)	(2,979)

Net income attributable to ARLP available to limited partners	$154,929	$184,390

Weighted-average limited partner units outstanding – basic and diluted	127,671	127,289

Earnings per limited partner unit - basic and diluted (1)	$1.21	$1.45
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 2,175 and 3,147 for the three months ended March 31, 2024 and 2023, respectively, were considered anti-dilutive under the treasury stock method.

15.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2024	2023

Beginning balance	$47,975	$49,452
Changes in accruals	3,125	3,874
Payments	(4,048)	(3,859)
Interest accretion	509	550
Ending balance	$47,561	$50,017

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables from our insurance policy.  Our receivables for traumatic injury claims under this policy as of March 31, 2024 are $4.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Black lung benefits:
Service cost	$861	$669
Interest cost (1)	1,558	1,238
Net amortization (1)	839	346
Net periodic benefit cost	$3,258	$2,253
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

16.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

A summary of non-vested LTIP grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2024	2,710,344	$10.91	51,405
Granted (1)	455,574	19.69
Vested (2)	(1,582,422)	6.53
Forfeited	(22,958)	15.31
Non-vested grants at March 31, 2024	1,560,538	17.86	31,289
(1)	The restricted units granted during 2024 have certain minimum-value guarantees per unit, regardless of whether or not the awards vest.
(2)	During the three months ended March 31, 2024, we issued 936,544 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding.

LTIP expense for grants of restricted units was $2.0 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. The total obligation associated with LTIP grants of restricted units as of March 31, 2024 was $11.2 million and is included in the partners' capital Limited partners-common unitholders line item on our condensed consolidated balance sheets.  As of March 31, 2024, there was $16.7 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.6 years.

Supplemental Executive Retirement Plan and Directors' Deferred Compensation Plan

A summary of SERP and Directors' Deferred Compensation Plan activity is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2024	811,946	$20.44	$17,197
Granted	27,879	19.90
Phantom units outstanding as of March 31, 2024	839,825	20.42	16,838

Total SERP and Directors' Deferred Compensation Plan expense was $0.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $17.1 million and is included in the partners' capital Limited partners-common unitholders line item on our condensed consolidated balance sheets.

17.COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the "Pension Plan") that we sponsor.  The Pension Plan is currently closed to new applicants and participants in the Pension Plan are no longer receiving benefit accruals for service.  The benefit formula for the Pension Plan is a fixed dollar unit based on years of service.  Components of the net periodic benefit credit for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Interest cost	$1,259	$1,295
Expected return on plan assets	(1,765)	(1,598)
Amortization of prior service cost	47	47
Amortization of net loss	37	173
Net periodic benefit credit (1)	$(422)	$(83)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other expense line item within our condensed consolidated statements of income.

We do not expect to make material contributions to the Pension Plan during 2024.

18.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic and international utilities, and industrial users as well as royalty income from oil & gas mineral interests. We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties. We also have an "all other" category referred to as Other, Corporate and Elimination. Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal loading terminal in Indiana on the Ohio River. Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins. The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either (a) leased to our mining complexes or (b) near our coal mining operations but not yet leased.

The Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC's mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The segment also includes our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC and other support services, and our non-operating mining complexes.

The Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC mining complex and (c) the MC Mining, LLC mining complex.

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals through its consolidated subsidiaries as well as equity interests held in AllDale III (Note 11 – Equity Investments).

The Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations. Approximately 64% of the coal sold by our coal operations' mines is leased from our Coal Royalties entities.

Other, Corporate and Elimination includes marketing and administrative activities, the Matrix Group, our investments in Francis, Infinitum, NGP ET IV, and Ascend (see Note 11 – Equity Investments), Wildcat Insurance, LLC which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 8 – Long-Term Debt) and our crypto-mining activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines.

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended March 31, 2024

Revenues - Outside (1)	$397,841	$198,013	$37,345	$6	$18,492	$651,697
Revenues - Intercompany	—	—	—	18,702	(18,702)	—
Total revenues (1)	397,841	198,013	37,345	18,708	(210)	651,697

Segment Adjusted EBITDA Expense (2)	233,087	117,502	4,940	6,264	(3,466)	358,327
Segment Adjusted EBITDA (3)	140,278	74,235	31,402	12,444	2,195	260,554
Total assets	1,019,209	520,093	783,309	320,217	322,959	2,965,787
Capital expenditures (4)	96,133	26,451	—	—	1,262	123,846

Three Months Ended March 31, 2023

Revenues - Outside (1)	$360,406	$251,259	$35,537	$—	$15,720	$662,922
Revenues - Intercompany	—	—	—	15,513	(15,513)	—
Total revenues (1)	360,406	251,259	35,537	15,513	207	662,922

Segment Adjusted EBITDA Expense (2)	207,069	125,799	4,424	5,388	(3,384)	339,296
Segment Adjusted EBITDA (3)	132,008	116,550	30,045	10,125	3,219	291,947
Total assets	840,792	459,834	768,728	326,064	392,331	2,787,749
Capital expenditures (4)	61,982	32,505	2	400	585	95,474
(1)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily intercompany coal royalty eliminations, outside revenues at the Matrix Group and awarded digital assets received for our crypto-mining activities.

(2)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases, if applicable, and other income or expense as adjusted to remove certain items from operating expenses that we characterize as unrepresentative of our ongoing operations such as litigation accruals. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

The following is a reconciliation of Operating expenses (excluding depreciation, depletion and amortization), the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$363,859	$338,723
Litigation expense accrual	(15,250)	—
Outside coal purchases	9,112	—
Other expense	606	573
Segment Adjusted EBITDA Expense	$358,327	$339,296

(3)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses modified for certain items that we characterize as unrepresentative of our ongoing operations, such as the change in fair value of digital assets and litigation accruals. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others. We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of Net income, the most comparable GAAP financial measure, to Consolidated Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net income	$159,567	$192,678
Noncontrolling interest	(1,510)	(1,493)
Net income attributable to ARLP	$158,057	$191,185
General and administrative	22,129	21,085
Depreciation, depletion and amortization	65,549	65,550
Interest expense, net	6,473	9,886
Change in fair value of digital assets	(11,853)	—
Litigation expense accrual	15,250	—
Income tax expense	4,949	4,241
Consolidated Segment Adjusted EBITDA	$260,554	$291,947

(4)	Capital expenditures exclude $72.3 million paid for the JC Resources Acquisition for the three months ended March 31, 2023 and $1.8 million and $2.8 million paid towards oil & gas reserve acquisitions for the three months ended March 31, 2024 and 2023 respectively. (See Note 3 – Acquisitions).

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

Summary

We are a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic utilities, industrial users and international customers, as well as royalty income from oil & gas mineral interests located in strategic producing regions across the United States. Our strategy is to provide our customers with reliable, baseload fuel for electricity generation to meet their load expectations. In addition, we continue to position ourselves as a reliable energy partner for the future as we pursue opportunities that support the advancement of energy and related infrastructure particularly in the face of expanding energy demand and the electrification of the economy. We intend to pursue strategic investments that leverage our core competencies and relationships with electric utilities, industrial customers, and federal and state governments.

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

We currently own oil & gas mineral interests in approximately 69,000 net royalty acres in premier oil & gas producing regions of the United States, primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins, providing us with diversified exposure to industry-leading operators consistent with our general strategy to grow our oil & gas mineral interest business.

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

On February 19, 2024, we renewed our collaborative agreement with a third-party to acquire oil & gas mineral interests in the Midland and Delaware Basins (the "Acquisition Agreement") for an additional one-year term, committing up to $25.0 million. For more information about the Acquisition Agreement please read "Item 1. Financial Statements (Unaudited)—Note 3 – Acquisitions" of this Quarterly Report on Form 10-Q.

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC's mining complex, (b) the Warrior Coal, LLC ("Warrior") mining complex, (c) the River View Coal, LLC ("River View") mining complex and (d) the Hamilton County Coal, LLC ("Hamilton") mining complex. The segment also includes our Mt. Vernon coal-loading terminal on the Ohio River in Indiana, Mid-America Carbonates, LLC and other support services, and our non-operating mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC ("Tunnel Ridge") mining complex and (c) the MC Mining, LLC mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals as well as our equity method investment in AllDale III. Please read "Item 1. Financial Statements (Unaudited)—Note 11 – Equity Investments" of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties. Approximately 64% of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC, its subsidiaries and Alliance Design Group, LLC, our investments in Francis, Infinitum, NGP ET IV, and Ascend, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance"), and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines. Please read "Item 1. Financial Statements (Unaudited)—Note 11 – Equity Investments" and —Note 8 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on our investments in Francis, Infinitum, Ascend, and NGP ET IV as well as AROP Funding and Alliance Finance.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Consolidated Information

Total Revenues

Total revenues for the three months ended March 31, 2024 ("2024 Quarter") decreased slightly to $651.7 million compared to $662.9 million for the three months ended March 31, 2023 ("2023 Quarter") primarily as a result of lower average coal sales prices, partially offset by higher oil & gas royalties and other revenues.

Total operating expenses

Total operating expenses increased to $491.4 million in the 2024 Quarter, compared to $455.6 million in the 2023 Quarter, primarily due to the sale of higher cost purchased coal, increased coal sales volumes, higher per ton costs on certain expense items discussed in more detail below and a $15.3 million litigation expense accrual in the 2024 Quarter relating to the settlement (which is subject to court approval) of certain litigation as described in "Part II - Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.

Net income attributable to ARLP

Net income for the 2024 Quarter was $158.1 million, or $1.21 per basic and diluted limited partner unit, compared to $191.2 million, or $1.45 per basic and diluted limited partner unit, for the 2023 Quarter as a result of lower revenues and increased total operating expenses, partially offset by an increase in the fair value of our digital assets.

Coal sales

Coal sales decreased to $561.9 million for the 2024 Quarter compared to $578.8 million for the 2023 Quarter.  The decrease was attributable to lower average coal sales prices, which reduced coal sales by $30.9 million, partially offset by the benefit of higher tons sold, which contributed $14.0 million in additional coal sales. Coal sales prices decreased by 5.2% primarily due to reduced domestic pricing at our Tunnel Ridge mine, which benefited from significantly elevated pricing during the 2023 Quarter. Increased sales tonnage from our Hamilton and Warrior mines drove sales volumes higher by 2.4% in the 2024 Quarter to 8.7 million tons sold, compared to 8.5 million tons sold during the 2023 Quarter.

Coal - Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense for our coal operations increased 5.5% to $354.3 million, as a result of increased sales volumes and higher per ton costs.  Segment Adjusted EBITDA Expense per ton sold for our coal operations increased 3.0% to $40.85 per ton sold in the 2024 Quarter compared to $39.66 per ton in the 2023 Quarter, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 5.1% to $12.49 per ton in the 2024 Quarter from $11.88 per ton in the 2023 Quarter. The increase of $0.61 per ton was primarily due to higher direct labor costs at several mines.

●	Material and supplies expenses per ton produced increased 6.4% to $14.88 per ton in the 2024 Quarter from $13.99 per ton in the 2023 Quarter. The increase of $0.89 per ton produced primarily reflects increases of $0.35 per ton for outside expenses, $0.22 per ton for roof support and $0.11 per ton for environmental and reclamation expenses other than longwall subsidence.

●	Maintenance expenses per ton produced increased 17.6% to $5.22 per ton in the 2024 Quarter from $4.44 per ton in the 2023 Quarter. The increase of $0.78 per ton produced was primarily a result of higher maintenance costs at our River View and Hamilton mines.

●	We had outside coal purchases of $9.1 million in the 2024 Quarter compared to no sales of outside coal purchases in the 2023 Quarter. Thus, costs per ton in the 2024 Quarter increased as our cost of outside coal purchases are generally higher on a per ton basis than our produced coal.

For a definition of Segment Adjusted EBITDA Expense and related reconciliation to its comparable GAAP financial measure, please see "Item 1. Financial Statements (Unaudited) – Note 18 – Segment Information."

Change in fair value of digital assets

We recorded an $11.9 million increase in the fair value of our digital assets reflecting the increase in the price of bitcoin during the 2024 Quarter. Effective January 1, 2024, we adopted new accounting guidance which clarifies the accounting and disclosure requirements for certain crypto assets. The new guidance requires us to measure our digital assets at fair value and include the change in net income. Please see "Item 1. Financial Statements (Unaudited) – Note 6 – Digital Assets" for more information on our digital assets.

Segment Adjusted EBITDA

Our 2024 Quarter Segment Adjusted EBITDA decreased $31.3 million to $260.6 million from the 2023 Quarter Segment Adjusted EBITDA of $291.9 million.

For a definition of Segment Adjusted EBITDA and related reconciliation to its comparable GAAP financial measure, please see "Item 1. Financial Statements (Unaudited) – Note 18 – Segment Information."

Segment Information

	Three Months Ended
	March 31,
	2024	2023	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$140,278	$132,008	$8,270	6.3%
Appalachia Coal Operations	74,235	116,550	(42,315)	(36.3)%
Oil & Gas Royalties	31,402	30,045	1,357	4.5%
Coal Royalties	12,444	10,125	2,319	22.9%
Other, Corporate and Elimination (1)	2,195	3,219	(1,024)	(31.8)%
Total Segment Adjusted EBITDA (2)	$260,554	$291,947	$(31,393)	(10.8)%

Coal - Tons sold
Illinois Basin Coal Operations	6,437	6,190	247	4.0%
Appalachia Coal Operations	2,237	2,279	(42)	(1.8)%
Total tons sold	8,674	8,469	205	2.4%

Coal sales
Illinois Basin Coal Operations	$370,630	$336,910	$33,720	10.0%
Appalachia Coal Operations	191,249	241,874	(50,625)	(20.9)%
Total coal sales	$561,879	$578,784	$(16,905)	(2.9)%

Other revenues
Illinois Basin Coal Operations	$2,735	$2,168	$567	26.2%
Appalachia Coal Operations	487	475	12	2.5%
Oil & Gas Royalties	315	1,040	(725)	(69.7)%
Coal Royalties	6	—	6	n/m
Other, Corporate and Elimination	18,492	15,720	2,772	17.6%
Total other revenues	$22,035	$19,403	$2,632	13.6%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$233,087	$207,069	$26,018	12.6%
Appalachia Coal Operations	117,502	125,799	(8,297)	(6.6)%
Oil & Gas Royalties	4,940	4,424	516	11.7%
Coal Royalties	6,264	5,388	876	16.3%
Other, Corporate and Elimination (1)	(3,466)	(3,384)	(82)	(2.4)%
Total Segment Adjusted EBITDA Expense (2)	$358,327	$339,296	$19,031	5.6%

Oil & Gas Royalties
Volume - BOE (3)	898	759	139	18.3%
Oil & gas royalties	$37,030	$34,497	$2,533	7.3%

Coal Royalties
Volume - Tons sold (4)	5,512	5,057	455	9.0%
Intercompany coal royalties	$18,702	$15,513	$3,189	20.6%

n/m   Percentage change not meaningful.

(1)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments.
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see "Item 1. Financial Statements (Unaudited) – Note 18 – Segment Information."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

(4)	Represents tons sold by our Coal Operations Segments that were produced from coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 6.3% to $140.3 million in the 2024 Quarter from $132.0 million in the 2023 Quarter.  The increase of $8.3 million was primarily attributable to higher coal sales, which increased 10.0% to $370.6 million in the 2024 Quarter from $336.9 million in the 2023 Quarter, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price realizations of $57.58 per ton sold in the 2024 Quarter compared to $54.43 per ton sold in the 2023 Quarter due to improved domestic pricing, and a 4.0% increase in tons sold due primarily to higher sales volumes from our Hamilton and Warrior mines. Segment Adjusted EBITDA Expense increased 12.6% to $233.1 million in the 2024 Quarter from $207.1 million in the 2023 Quarter primarily as a result of higher volumes and operating expenses per ton.  Segment Adjusted EBITDA Expense per ton increased by 8.3% compared to the 2023 Quarter resulting from reduced production and recoveries at our River View mine.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 36.3% to $74.2 million for the 2024 Quarter from $116.6 million in the 2023 Quarter.  The decrease of $42.4 million was primarily attributable to lower coal sales, which decreased 20.9% to $191.2 million in the 2024 Quarter from $241.9 million in the 2023 Quarter, partially offset by lower operating expenses.  Average coal sales prices decreased by 19.4% compared to the 2023 Quarter as a result of reduced domestic pricing from our Tunnel Ridge mine, which benefited from significantly elevated pricing during the 2023 Quarter.  Segment Adjusted EBITDA Expense decreased 6.6% to $117.5 million in the 2024 Quarter from $125.8 million in the 2023 Quarter due to decreased per ton operating expenses.  Segment Adjusted EBITDA Expense per ton decreased by 4.8% compared to the 2023 Quarter due primarily to increased production and recoveries at our Mettiki mine during the 2024 Quarter.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to $31.4 million in the 2024 Quarter compared to $30.0 million in the 2023 Quarter. Improved Segment Adjusted EBITDA in the 2024 Quarter was due to record oil & gas volumes, which rose to 898 MBOE sold in the 2024 Quarter, representing an increase of 18.3% compared to the 2023 Quarter as a result of increased drilling and completion activities on our interests and acquisitions of additional oil & gas mineral interests.

Coal Royalties – Segment Adjusted EBITDA increased to $12.4 million for the 2024 Quarter compared to $10.1 million for the 2023 Quarter. Higher average royalty rates per ton and increased royalty tons sold contributed to improved results for the 2024 Quarter.

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments, contractual obligations and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions. We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, contractual obligations, commitments and distribution payments. Nevertheless, our ability to satisfy our working capital requirements and additional investments, to satisfy our contractual obligations, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control. Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate being in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected. Please read "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Accounts Receivable Securitization

In January 2024, we extended the term of the accounts receivable securitization facility (the "Securitization Facility") to January 2025 and increased the borrowing availability under the facility to $90.0 million. For additional information on the Securitization Facility, please see "Item 1. Financial Statements (Unaudited) – Note 8 – Long-Term Debt."

February 2024 Equipment Financing

On February 28, 2024, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $54.6 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "February 2024 Equipment Financing"). The February 2024 Equipment Financing contains customary terms and events of default and provides for forty-eight monthly payments with an implicit interest rate of 8.29%, maturing on February 28, 2028. Upon maturity, the equipment will revert to the Intermediate Partnership. For additional information on February 2024 Equipment Financing, please see "Item 1. Financial Statements (Unaudited) – Note 8 – Long-Term Debt."

Unit Repurchase Program

In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units. In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program authorizing us to be able to repurchase up to a total of $100.0 million of ARLP common units from that date. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. No units were repurchased during the three months ended March 31, 2024. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities. Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Shelf Registration Statement

We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of an unspecified amount of our equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any of the securities described in the prospectus.

Cash Flows

Cash provided by operating activities was $209.7 million for the 2024 Quarter compared to $221.7 million for the 2023 Quarter. The decrease in cash provided by operating activities was primarily due to the decrease in net income adjusted for non-cash items and unfavorable working capital changes related to accounts payable, prepaid expenses and inventories. These decreases were partially offset by favorable working capital changes related to trade receivables, accrued payroll and related benefits as well as miscellaneous other changes compared to the 2023 Quarter.

Net cash used in investing activities was $120.5 million for the 2024 Quarter compared to $147.1 million for the 2023 Quarter. The decrease in cash used in investing activities was primarily due to acquisitions of oil & gas reserves including the JC Resources Acquisition in the 2023 Quarter. These decreases were partially offset by increased capital expenditures during the 2024 Quarter and changes in accounts payable and accrued liabilities during the 2024 Quarter.

Net cash used in financing activities was $15.0 million for the 2024 Quarter compared to $99.3 million for the 2023 Quarter. The decrease in cash used in financing activities was primarily attributable to increased borrowings under our revolving credit facility and the securitization facility, increased proceeds from equipment financing, reduced payments on long-term debt in the 2024 Quarter as compared to the 2023 Quarter, debt issuance costs paid in the 2023 Quarter and the purchase of units in the 2023 Quarter. These decreases were partially offset by payments under our revolving credit facility and the securitization facility in the 2024 Quarter and long-term debt borrowings in the 2023 Quarter.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2024 cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers' compensation and pneumoconiosis costs, with our March 31, 2024 cash and cash equivalents of $134.0 million, cash flows from operations, or borrowings under our revolving credit facility and securitization facility, if necessary. We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $7.76 per ton produced. Our anticipated total capital expenditures, including maintenance capital expenditures, for 2024 are estimated in a range of $450.0 million to $500.0 million. We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See "Item 1. Financial Statements (Unaudited)—Note 8 – Long-Term Debt" of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in the amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On March 31, 2024, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to (1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, (2) the use of aircraft, and (3) the purchase of oil & gas mineral interests from JC Resources LP, an entity owned by Mr. Craft. We also have related-party transactions with (a) WKY CoalPlay, LLC, a company owned by entities related to Mr. Craft, regarding three mineral leases, and (b) with entities in which we hold equity investments. For more information regarding our investments, please read "Item 1. Financial Statements (Unaudited)—Note 11 – Equity Investments" of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2023, "Item 8. Financial Statements and Supplementary Data— Note 3 – Acquisitions and Note 20 – Related-Party Transactions" for additional information concerning the JC Resources Acquisition and our related-party transactions.

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

Credit Risk

Most of our coal is sold to U.S. electric utilities or into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms. Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay. Such credit risks from customers may impact the borrowing capacity of our Securitization Facility. See "Item 1. Financial Statements (Unaudited)—Note 8 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on our Securitization Facility.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt. We had $45.0 million in borrowings under the Securitization Facility as of March 31, 2024, and no outstanding balance under the Revolving Credit Facility.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2024.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2024.

During the quarterly period ended March 31, 2024, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion, the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels and the planned retirement of coal-fired power plants in the U.S.;
●	our ability to provide fuel for growth in domestic energy demand, should it materialize;
●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	changes in global economic and geo-political conditions or changes in industries in which our customers operate;
●	changes in commodity prices, demand and availability which could affect our operating results and cash flows;
●	the outcome or escalation of current hostilities in Ukraine and the Israel-Gaza conflict;
●	the severity, magnitude, and duration of any future pandemics and impacts of such pandemics and of businesses' and governments' responses to such pandemics on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers and operators, available liquidity and capital sources and broader economic disruptions;
●	actions of the major oil-producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by the operators of the properties in which we hold oil & gas mineral interests due to low commodity prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of and investments into the infrastructure of our operations and properties;
●	our ability to identify and complete acquisitions and to successfully integrate such acquisitions into our business and achieve the anticipated benefits therefrom;
●	our ability to identify and invest in new energy and infrastructure transition ventures;
●	the success of our development plans for Matrix Group, and our investments in emerging infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws central bank policy actions including interest rates, bank failures, and associated liquidity risks;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, such as the EPA's recently promulgated emissions regulations for coal-fired power plants, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social, and governance matters;

●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortage of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber- or phishing attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay. A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.). Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.). The plaintiffs in these cases sought class and collective action certification, which we opposed. The plaintiffs sought to recover alleged compensatory, liquidated and/or exemplary damages for the alleged underpayment, and costs and fees that potentially may be recoverable under applicable law. In April 2024, we entered into a settlement agreement with the plaintiffs pursuant to which we agreed to settle all six cases for $15.3 million. The settlement is subject to court approval.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I - Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in these reports are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2018, ARLP announced that the Board of Directors approved the establishment of a unit repurchase program authorizing ARLP to repurchase up to $100 million of its outstanding limited partner common units.  In January 2023, the board of directors authorized a $93.5 million increase to the unit repurchase program authorizing us to be able to repurchase up to a total of $100.0 million of ARLP common units from that date. The unit repurchase program is intended to enhance ARLP's ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units and repurchases may be commenced or suspended from time to time without prior notice.

During the three months ended March 31, 2024, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.2	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.3	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.4	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.5	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.6	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

3.7	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.8	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.9	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.10	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

3.11	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.12	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.1	Thirteenth Amendment to the Receivables Financing Agreement, dated as of January 12, 2024.	10-K	000-26823 24670765	10.30	02/23/2024
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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated, May 9, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2024 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 9, 2024.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
Chairman, President and Chief Executive
Officer, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer