Form 10-Q
period 2024-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2024-08-07
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, 128,061,981 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,703	$59,813
Trade receivables	226,436	282,622
Other receivables	9,677	9,678
Inventories, net	196,225	127,556
Advance royalties	6,173	7,780
Digital assets	28,335	9,579
Prepaid expenses and other assets	14,492	19,093
Total current assets	685,041	516,121
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost	4,350,389	4,172,544
Less accumulated depreciation, depletion and amortization	(2,240,277)	(2,149,881)
Total property, plant and equipment, net	2,110,112	2,022,663
OTHER ASSETS:
Advance royalties	77,518	71,125
Equity method investments	45,088	46,503
Equity securities	92,541	92,541
Operating lease right-of-use assets	16,694	16,569
Other long-term assets	25,952	22,904
Total other assets	257,793	249,642
TOTAL ASSETS	$3,052,946	$2,788,426

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$131,547	$108,269
Accrued taxes other than income taxes	22,291	21,007
Accrued payroll and related expenses	31,569	29,884
Accrued interest	1,821	3,558
Workers' compensation and pneumoconiosis benefits	15,856	15,913
Other current liabilities	46,061	28,498
Current maturities, long-term debt, net	22,029	20,338
Total current liabilities	271,174	227,467
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	461,995	316,821
Pneumoconiosis benefits	130,187	127,249
Accrued pension benefit	7,620	8,618
Workers' compensation	36,532	37,257
Asset retirement obligations	148,284	146,925
Long-term operating lease obligations	14,107	13,661
Deferred income tax liabilities	32,758	33,450
Other liabilities	16,171	18,381
Total long-term liabilities	847,654	702,362
Total liabilities	1,118,828	929,829

COMMITMENTS AND CONTINGENCIES - (NOTE 4)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,061,981 and 127,125,437 units outstanding, respectively	1,970,759	1,896,027
Accumulated other comprehensive loss	(59,645)	(61,525)
Total ARLP Partners' Capital	1,911,114	1,834,502
Noncontrolling interest	23,004	24,095
Total Partners' Capital	1,934,118	1,858,597
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$3,052,946	$2,788,426

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
SALES AND OPERATING REVENUES:
Coal sales	$512,659	$560,331	$1,074,538	$1,139,115
Oil & gas royalties	36,429	33,087	73,459	67,584
Transportation revenues	26,701	30,527	57,454	60,765
Other revenues	17,561	17,891	39,596	37,294
Total revenues	593,350	641,836	1,245,047	1,304,758

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	351,605	334,402	715,464	673,125
Transportation expenses	26,701	30,527	57,454	60,765
Outside coal purchases	10,608	4,209	19,720	4,209
General and administrative	20,562	20,130	42,691	41,215
Depreciation, depletion and amortization	66,454	68,639	132,003	134,189
Total operating expenses	475,930	457,907	967,332	913,503

INCOME FROM OPERATIONS	117,420	183,929	277,715	391,255

Interest expense (net of interest capitalized for the three and six months ended June 30, 2024 and 2023 of $2,786, $1,216, $5,084 and $2,623, respectively)	(9,277)	(9,433)	(17,026)	(22,109)
Interest income	2,084	2,625	3,360	5,415
Equity method investment loss	(152)	(1,994)	(705)	(1,942)
Change in fair value of digital assets	(3,748)	—	8,105	—
Other income (expense)	(958)	177	(1,564)	(396)
INCOME BEFORE INCOME TAXES	105,369	175,304	269,885	372,223

INCOME TAX EXPENSE	3,860	3,999	8,809	8,240

NET INCOME	101,509	171,305	261,076	363,983

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,322)	(1,515)	(2,832)	(3,008)

NET INCOME ATTRIBUTABLE TO ARLP	$100,187	$169,790	$258,244	$360,975

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$—	$—	$—	$1,384
LIMITED PARTNERS	$100,187	$169,790	$258,244	$359,591

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.77	$1.30	$1.98	$2.75

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,061,981	127,183,439	127,866,439	127,236,097

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

NET INCOME	$101,509	$171,305	$261,076	$363,983

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	46	46	93	93
Amortization of net actuarial loss (1)	72	171	109	344
Total defined benefit pension plan adjustments	118	217	202	437

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	839	346	1,678	691
Total pneumoconiosis benefits adjustments	839	346	1,678	691

OTHER COMPREHENSIVE INCOME	957	563	1,880	1,128

COMPREHENSIVE INCOME	102,466	171,868	262,956	365,111

Less: Comprehensive income attributable to noncontrolling interest	(1,322)	(1,515)	(2,832)	(3,008)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$101,144	$170,353	$260,124	$362,103
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 15 and 17 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES	$425,439	$500,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(225,288)	(185,017)
Change in accounts payable and accrued liabilities	4,944	(25,630)
Proceeds from sale of property, plant and equipment	969	2,468
Contributions to equity method investments	(1,290)	(1,334)
JC Resources acquisition	—	(64,999)
Oil & gas reserve asset acquisitions	(4,720)	(3,935)
Other	2,392	4,136
Net cash used in investing activities	(222,993)	(274,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	75,000	—
Payments under securitization facility	(75,000)	—
Proceeds from equipment financings	54,626	—
Payments on equipment financings	(5,935)	(7,565)
Borrowings under revolving credit facilities	20,000	—
Payments under revolving credit facilities	(20,000)	—
Borrowing under long-term debt	400,000	75,000
Payments on long-term debt	(292,811)	(65,474)
Payment of debt issuance costs	(11,379)	(11,744)
Payments for purchases of units under unit repurchase program	—	(19,432)
Payments for tax withholdings related to settlements under deferred compensation plans	(13,292)	(10,334)
Excess purchase price over the contributed basis from JC Resources acquisition	—	(7,251)
Cash retained by JC Resources in acquisition	—	(2,933)
Distributions paid to Partners	(181,982)	(182,868)
Other	(7,783)	(4,932)
Net cash used in financing activities	(58,556)	(237,533)
NET CHANGE IN CASH AND CASH EQUIVALENTS	143,890	(11,124)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,813	296,023
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203,703	$284,899

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$21,025	$20,242
Cash paid for income taxes	$11,309	$5,760

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$19,530	$18,651
Right-of-use assets acquired by operating lease	$716	$2,280
Market value of common units issued under deferred compensation plans before tax withholding requirements	$32,566	$28,906

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2024 and December 31, 2023, the results of our operations and comprehensive income for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023.  All intercompany transactions and accounts have been eliminated. Certain immaterial amounts in the prior period have been reclassified to conform to the current period presentation.

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

3.ACQUISITIONS

Acquisition Agreement

On January 27, 2023, we entered into a one-year collaborative agreement with a third party, effective January 1, 2023, committing up to $35.0 million for the acquisition of oil & gas mineral interests in the Midland and Delaware Basins. On February 19, 2024, we renewed this agreement for an additional one-year term, committing up to $25.0 million.  Under the agreement, the third party assists us in the identification, evaluation, and acquisition of target oil & gas mineral interests. In exchange for these services, the third party receives a participation share, partially funded by the third party, and is paid a periodic management fee.  During the six months ended June 30, 2024, we purchased $0.6 million and $1.9 million of oil & gas mineral interests in proved and unproved properties, respectively, pursuant to this agreement.  Management fees paid under this agreement have been immaterial.

Miscellaneous Acquisitions

In addition to the acquisitions under the collaborative agreement discussed above, we purchased $0.6 million and $1.6 million of oil & gas mineral interests in proved and unproved properties, respectively, during the six months ended June 30, 2024.

4.CONTINGENCIES

Certain of our subsidiaries are party to litigation in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time "donning" and "doffing" equipment and to account for certain bonuses in the calculation of overtime rates and pay. In April 2024, we entered into a settlement agreement with the plaintiffs pursuant to which we agreed to settle such litigation for $15.3 million. As a result of reaching this settlement, which is subject to court approval, we have accrued $15.3 million as of June 30, 2024.  Our $15.3 million accrual is included in the Other current liabilities line item on our condensed consolidated balance sheet.

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

5.INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)

Coal	$118,171	$56,549
Finished goods (net of reserve for obsolescence of $784 and $728, respectively)	4,109	3,908
Work in process	708	791
Raw materials	2,107	2,144
	125,095	63,392
Supplies (net of reserve for obsolescence of $7,758 and $7,439, respectively)	71,130	64,164
Total inventories, net	$196,225	$127,556

During the six months ended June 30, 2024, we recorded lower of cost or net realizable value adjustments of $16.9 million to our coal inventories. These adjustments are a result of lower coal sale prices and higher cost per ton primarily due to lower production at the Mettiki mining complex and ongoing development activities at the Henderson County mine at our River View Coal, LLC ("River View") mining complex.

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

6.DIGITAL ASSETS

The following table sets forth our digital assets as shown on the condensed consolidated balance sheet:

	June 30, 2024
	Units	Cost Basis	Fair Value

Digital assets:	(in thousands, except unit data)
Bitcoin	452.05	$15,071	$28,335
Total		$15,071	$28,335

The following table represents a reconciliation of the fair values of our digital assets:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2024

Digital assets:	(in thousands)
Beginning balance	$30,325	$15,811
Additions	2,535	6,139
Dispositions	(777)	(1,720)
Fair value gains (losses)	(3,748)	8,105
Ending balance	$28,335	$28,335

As discussed in Note 2 – New Accounting Standards, our beginning balance is inclusive of a cumulative-effect adjustment of $6.2 million as of January 1, 2024.  Additions are the result of awarded digital assets received from our crypto-mining activities, while dispositions are the result of sales and payments for services. During the three and six months ended June 30, 2024, we had digital asset dispositions of $0.8 million and $1.7 million, respectively, inclusive of realized gains of $0.5 million and $1.1 million, respectively.

7.FAIR VALUE MEASUREMENTS

The following table summarizes certain fair value measurements within the hierarchy not included elsewhere in these notes:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
June 30, 2024
Recorded on a recurring basis:
Digital assets (1)	$28,335	$28,335	$—	$—
Additional disclosures:
Long-term debt	$503,465	$—	$527,126	$—

December 31, 2023
Additional disclosures:
Long-term debt	$347,584	$—	$347,116	$—
(1)	As discussed in Note 2 – New Accounting Standards, we adopted ASU 2023-08 effective January 1, 2024. Prior to our adoption, our digital assets were not recorded at fair value on a recurring basis.

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of those instruments.

The fair value of our digital assets are based on an exchange quoted price.  See Note 6 – Digital Assets for more information on our digital assets.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities. See Note 8 – Long-Term Debt for additional information on our long-term debt.

8.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023

	(in thousands)
Revolving credit facility	$—	$—	$(8,344)	$(8,118)
Term loan	52,734	60,938	(1,473)	(1,416)
8.625% Senior notes due 2029	400,000	—	(9,624)	—
7.5% Senior notes due 2025	—	284,607	—	(891)
Securitization facility	—	—	—	—
June 2020 equipment financing	—	2,039	—	—
February 2024 equipment financing	50,731	—	—	—
	503,465	347,584	(19,441)	(10,425)
Less current maturities	(26,411)	(20,789)	4,382	451
Total long-term debt	$477,054	$326,795	$(15,059)	$(9,974)

Credit Facility

On January 13, 2023, Alliance Coal, as borrower, entered into a Credit Agreement with various financial institutions which was amended on June 12, 2024 (the "Credit Agreement").  The Credit Agreement provides for a $425 million revolving credit facility which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit up to the full amount of the Credit Facility (the "Revolving Credit Facility"), and for a term loan in an aggregate principal amount of $75 million (the "Term Loan"). The Revolving Credit Facility also includes an incremental facility providing for an increase of $100.0 million at our option subject to lenders agreeing to participate in such incremental facility. The Credit Agreement matures on March 9, 2028, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Term Loan advances are required to be repaid in full. Interest is payable quarterly, with principal on the Term Loan due in quarterly installments equal to 6.25% of the outstanding balance of the Term Loan on the Credit Agreement amendment date beginning with the quarter ended June 30, 2024.

The Revolving Credit Facility is underwritten by a syndicate of several financial institutions and the obligations of the lenders are individual obligations, which means the failure of one or more lenders to be able to fund its obligation does not relieve the remaining lenders from funding their obligations. Based on our diligence, including discussions with representatives of certain of these financial institutions, as of June 30, 2024 we have no reason to believe that the banks within our syndicate are facing financial difficulties, defaults or limited liquidity situations that would cause them to be unable to fund their obligations under the Credit Agreement. However, should any of the banks in our syndicate experience conditions in the future that limit their ability to fund their obligations, the amount available under the Revolving Credit Facility could be reduced.

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the "Subsidiary Guarantors"). The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent's prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Term Loan, we elected the one-month term rate, with applicable margin, which was 8.7% as of June 30, 2024.  At June 30, 2024, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in exceeding the debt of Alliance Coal to cash flow ratio (as determined in the Credit Agreement) being more than 1.0 to 1.0 or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.16 to 1.0, 0.78 to 1.0 and 49.06 to 1.0, respectively, for the trailing twelve months ended June 30, 2024. We were in compliance with the covenants of the Credit Agreement as of June 30, 2024 and anticipate remaining in compliance with the covenants.

8.625% Senior Notes due 2029

On June 12, 2024, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership ("Alliance Finance"), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2029 (the "2029 Senior Notes") in a private placement to qualified institutional buyers.  The 2029 Senior Notes have a term of five years, maturing on June 15, 2029 and accrue interest at an annual rate of 8.625%.  Interest is payable semi-annually in arrears on each June 15 and December 15. The 2029 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by ARLP, certain of ARLP's wholly owned oil and gas and coal royalties subsidiaries and each of ARLP's subsidiaries that guarantee obligations under the Credit Agreement. The indenture governing the 2029 Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales.

At any time prior to June 15, 2026, the issuers may redeem up to 35% of the aggregate principal amount of the 2029 Senior Notes at a redemption price equal to 108.625% of the principal amount redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net proceeds from one or more equity offerings. The issuers may also redeem all or a part of the 2029 Senior Notes at any time on or after June 15, 2026, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time prior to June 15, 2026, the issuers may redeem the 2029 Senior Notes at a redemption price equal to the principal amount plus a "make-whole" premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

In addition, if prior to June 15, 2026, a Specified Minerals Disposition (as defined in the indenture governing the 2029 Senior Notes and which involves oil and gas mineral interests) occurs, the issuers will be required to make an offer to purchase up to 40% of the aggregate principal amount of 2029 Senior Notes then outstanding at an offer price in cash in an amount equal to 108.625% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

7.5% Senior Notes due 2025

On April 24, 2017, the Intermediate Partnership and Alliance Finance (as co-issuer) issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2025 in a private placement to qualified institutional buyers.  The 7.5% Senior Notes due 2025 had a term of eight years, maturing on May 1, 2025 and accrued interest at an annual rate of 7.5%.  Interest was payable semi-annually in arrears on each May 1 and November 1.  The indenture governing the Senior Notes contained customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales. In June 2024, we used a portion of the net proceeds from the offering of the 2029 Senior Notes to redeem the outstanding balance of the 7.5% Senior Notes due 2025.

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $90.0 million accounts receivable securitization facility ("Securitization Facility") which matures in January 2025. Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC ("AROP Funding"), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $90.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On June 30, 2024, we had $11.7 million of letters of credit outstanding with $78.3 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.

June 2020 Equipment Financing

On June 5, 2020, the Intermediate Partnership entered into an equipment financing arrangement accounted for as debt, wherein the Intermediate Partnership received $14.7 million in exchange for conveying its interest in certain equipment owned indirectly by the Intermediate Partnership and entering into a master lease agreement for that equipment (the "June 2020 Equipment Financing"). The June 2020 Equipment Financing contained customary terms and events of default and provided for forty-eight monthly payments with an implicit interest rate of 6.1%.  The June 2020 Equipment Financing matured on June 5, 2024 and the equipment reverted back to the Intermediate Partnership.

February 2024 Equipment Financing

On February 28, 2024, Alliance Coal entered into an equipment financing arrangement accounted for as debt, wherein Alliance Coal received $54.6 million in exchange for conveying its interest in certain equipment owned indirectly by Alliance Coal and entering into a master lease agreement for that equipment (the "February 2024 Equipment Financing"). The February 2024 Equipment Financing contains customary terms and events of default and provides for forty-eight monthly payments with an implicit interest rate of 8.29%, maturing on February 28, 2028. Upon maturity, the equipment will revert to Alliance Coal.

9.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Current:
Federal	$4,506	$3,935	$9,224	$8,247
State	317	272	655	573
	4,823	4,207	9,879	8,820
Deferred:
Federal	(839)	(190)	(966)	(521)
State	(124)	(18)	(104)	(59)
	(963)	(208)	(1,070)	(580)
Income tax expense	$3,860	$3,999	$8,809	$8,240

The effective income tax rates for our income tax expense for the three and six months ended June 30, 2024 and 2023 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

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

The following table presents the carrying amounts and classification of AllDale I & II's assets and liabilities included in our condensed consolidated balance sheets:

	June 30,	December 31,
	2024	2023

Assets (liabilities):	(in thousands)
Cash and cash equivalents	$3,259	$4,690
Trade receivables	18,769	16,058
Total property, plant and equipment, net	381,348	389,767
Accounts payable	(232)	(175)
Accrued taxes other than income taxes	(467)	(958)

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

We have concluded that AllDale III is a VIE that we do not consolidate. AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in the operational decisions. We are not the primary beneficiary of AllDale III because we do not have the power to direct the activities that most significantly impact AllDale III's economic performance. See Note 11 – Equity Investments for more information about the accounting for our investment in AllDale III.

Francis

On April 5, 2022, we invested $20 million in Francis Renewable Energy, LLC ("Francis"), in the form of a convertible note. Our convertible note matured on April 1, 2023 and was converted into a preferred equity interest in

Francis.  Prior to conversion, we had determined the note more closely represented equity as opposed to debt. Therefore, we accounted for the convertible note as an equity contribution even though we did not participate in Francis' earnings or losses and were not eligible to receive distributions during the term of the note. Subsequent to the conversion on April 1, 2023, we participate in earnings and losses and are eligible to receive distributions. As of June 30, 2024, we held approximately 16.7% of Francis' equity.

We have concluded that Francis is a VIE that we do not consolidate. Francis' management structure is similar to a limited partnership with the non-managing members (i) not having the ability to remove the managing member and (ii) not participating significantly in the operational decisions. We are not the primary beneficiary of Francis because we do not have the power to direct the activities that most significantly impact Francis's economic performance. See Note 11 – Equity Investments for more information about the accounting for our investment in Francis.

NGP ET IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP Energy Transition, L.P. ("NGP ET IV"), a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. This commitment represents a 3.6% interest in NGP ET IV. As of June 30, 2024, we have funded $7.9 million of this commitment.

We have concluded that NGP ET IV is a VIE that we do not consolidate. NGP ET IV is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in the operational decisions. We are not the primary beneficiary of NGP ET IV because we do not have the power to direct the activities that most significantly impact NGP ET IV's economic performance. See Note 11 – Equity Investments for more information about the accounting for our investment in NGP ET IV.

11.           EQUITY INVESTMENTS

AllDale III

We account for our ownership interest in the income or loss of AllDale III as an equity method investment. We record equity income or loss based on AllDale III's distribution structure. The changes in our equity method investment in AllDale III were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Beginning balance	$23,558	$24,695	$23,933	$25,284
Equity method investment income	778	716	1,285	1,141
Distributions received	(1,118)	(960)	(2,000)	(1,974)
Ending balance	$23,218	$24,451	$23,218	$24,451

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Beginning balance	$15,390	$20,000	$16,487	$20,000
Equity method investment loss	(872)	(2,620)	(1,969)	(2,620)
Ending balance	$14,518	$17,380	$14,518	$17,380

NGP ET IV

We account for our ownership interest in the income or loss of NGP ET IV as an equity method investment. The changes in our equity method investment in NGP ET IV were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Beginning balance	$6,745	$4,254	$6,083	$4,087
Contributions	665	794	1,290	1,334
Equity method investment income (loss)	(58)	(90)	(21)	(463)
Ending balance	$7,352	$4,958	$7,352	$4,958

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

12.PARTNERS' CAPITAL

Distributions

Distributions paid or declared during 2023 and 2024 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2023	$0.70	$91,938
May 15, 2023	0.70	90,930
August 14, 2023	0.70	90,899
November 14, 2023	0.70	90,812
Total	$2.80	$364,579

February 14, 2024	$0.70	$91,246
May 15, 2024	0.70	90,736
August 14, 2024 (1)	0.70
Total	$2.10	$181,982
(1)	On July 26, 2024, we declared this quarterly distribution payable on August 14, 2024 to all unitholders of record as of August 7, 2024.

Unit Repurchase Program

In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program  authorizing us to be able to repurchase up to a total of $100.0 million of ARLP common units from that date. No units were repurchased during the six months ended June 30, 2024. During the six months ended June 30, 2023, we repurchased and retired 929,842 units at an average unit price of $20.90 for an aggregate purchase price of $19.4 million.  Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

Change in Partners' Capital

The following tables present the quarterly change in Partners' Capital for the three and six months ended June 30, 2024 and 2023:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2024	127,125,437	$1,896,027	$(61,525)	$24,095	$1,858,597
Cumulative-effect adjustment (see Note 2)	—	6,232	—	—	6,232
Comprehensive income:
Net income	—	158,057	—	1,510	159,567
Actuarially determined long-term liability adjustments	—	—	923	—	923
Total comprehensive income	—	—	—	—	160,490
Settlement of deferred compensation plans	936,544	(13,292)	—	—	(13,292)
Common unit-based compensation	—	2,604	—	—	2,604
Distributions on deferred common unit-based compensation	—	(2,261)	—	—	(2,261)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,981)	(1,981)
Distributions to Partners	—	(88,985)	—	—	(88,985)
Balance at March 31, 2024	128,061,981	1,958,382	(60,602)	23,624	1,921,404
Comprehensive income:
Net income	—	100,187	—	1,322	101,509
Actuarially determined long-term liability adjustments	—	—	957	—	957
Total comprehensive income					102,466
Common unit-based compensation	—	2,926	—	—	2,926
Distributions on deferred common unit-based compensation	—	(1,091)	—	—	(1,091)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,942)	(1,942)
Distributions to Partners	—	(89,645)	—	—	(89,645)
Balance at June 30, 2024	128,061,981	$1,970,759	$(59,645)	$23,004	$1,934,118

				Accumulated
	Number of	Limited	General	Other
	Limited Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2023	127,195,219	$1,656,025	$66,548	$(41,054)	$26,507	$1,708,026
Comprehensive income:
Net income	—	189,801	1,384	—	1,493	192,678
Actuarially determined long-term liability adjustments	—	—	—	565	—	565
Total comprehensive income						193,243
Settlement of deferred compensation plans	860,060	(9,320)	—	—	—	(9,320)
Purchase of units under unit repurchase program	(860,060)	(18,209)	—	—	—	(18,209)
Common unit-based compensation	—	2,830	—	—	—	2,830
Distributions on deferred common unit-based compensation	—	(2,901)	—	—	—	(2,901)
Distributions from consolidated company to affiliate noncontrolling interest	—	—	—	—	(2,288)	(2,288)
JC Resources acquisition		(7,251)	(64,999)			(72,250)
Cash retained by JC Resources in acquisition	—	—	(2,933)	—	—	(2,933)
Distributions to Partners	—	(89,037)	—	—	—	(89,037)
Balance at March 31, 2023	127,195,219	1,721,938	—	(40,489)	25,712	1,707,161
Comprehensive income:
Net income	—	169,790	—	—	1,515	171,305
Actuarially determined long-term liability adjustments	—	—	—	563	—	563
Total comprehensive income						171,868
Settlement of deferred compensation plans	—	(1,014)	—	—	—	(1,014)
Purchase of units under unit repurchase program	(69,782)	(1,223)	—	—	—	(1,223)
Common unit-based compensation	—	3,121	—	—	—	3,121
Distributions on deferred common unit-based compensation	—	(1,895)	—	—	—	(1,895)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(2,226)	(2,226)
Distributions to Partners	—	(89,035)	—	—	—	(89,035)
Balance at June 30, 2023	127,125,437	$1,801,682	$—	$(39,926)	$25,001	$1,786,757

13.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 18 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended June 30, 2024

Coal sales	$331,973	$180,686	$—	$—	$—	$512,659
Oil & gas royalties	—	—	36,429	—	—	36,429
Coal royalties	—	—	—	16,584	(16,584)	—
Transportation revenues	20,570	6,131	—	—	—	26,701
Other revenues	2,218	1,396	8	4	13,935	17,561
Total revenues	$354,761	$188,213	$36,437	$16,588	$(2,649)	$593,350

Three Months Ended June 30, 2023

Coal sales	$331,813	$228,518	$—	$—	$—	$560,331
Oil & gas royalties	—	—	33,087	—	—	33,087
Coal royalties	—	—	—	16,567	(16,567)	—
Transportation revenues	21,178	9,349	—	—	—	30,527
Other revenues	2,401	375	325	—	14,790	17,891
Total revenues	$355,392	$238,242	$33,412	$16,567	$(1,777)	$641,836

Six Months Ended June 30, 2024

Coal sales	$702,603	$371,935	$—	$—	$—	$1,074,538
Oil & gas royalties	—	—	73,459	—	—	73,459
Coal royalties	—	—	—	35,286	(35,286)	—
Transportation revenues	45,046	12,408	—	—	—	57,454
Other revenues	4,953	1,883	323	10	32,427	39,596
Total revenues	$752,602	$386,226	$73,782	$35,296	$(2,859)	$1,245,047

Six Months Ended June 30, 2023

Coal sales	$668,723	$470,392	$—	$—	$—	$1,139,115
Oil & gas royalties	—	—	67,584	—	—	67,584
Coal royalties	—	—	—	32,080	(32,080)	—
Transportation revenues	42,506	18,259	—	—	—	60,765
Other revenues	4,569	850	1,365	—	30,510	37,294
Total revenues	$715,798	$489,501	$68,949	$32,080	$(1,570)	$1,304,758

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2024 and disaggregated by segment and contract duration.

				2027 and
	2024	2025	2026	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$682,321	$580,348	$351,675	$355,100	$1,969,444
Appalachia Coal Operations coal revenues	417,101	376,303	84,410	30,105	907,919
Total coal revenues (1)	$1,099,422	$956,651	$436,085	$385,205	$2,877,363

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands, except per unit data)

Net income attributable to ARLP	$100,187	$169,790	$258,244	$360,975
Less:
General partner's interest in net income attributable to ARLP	—	—	—	(1,384)

Limited partners' interest in net income attributable to ARLP	100,187	169,790	258,244	359,591

Less:
Distributions to participating securities	(1,688)	(2,396)	(3,368)	(4,828)
Undistributed earnings attributable to participating securities	(164)	(2,071)	(1,518)	(4,981)

Net income attributable to ARLP available to limited partners	$98,335	$165,323	$253,358	$349,782

Weighted-average limited partner units outstanding – basic and diluted	128,062	127,183	127,866	127,236

Earnings per limited partner unit - basic and diluted (1)	$0.77	$1.30	$1.98	$2.75
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. The combined total of LTIP, SERP and Directors' Deferred Compensation Plan units of 1,726 and 1,945 for the three and six months ended June 30, 2024, respectively, and 2,577 and 2,896 for the three and six months ended June 30, 2023, respectively, were considered anti-dilutive under the treasury stock method.

15.WORKERS' COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers' compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Beginning balance	$47,561	$50,017	$47,975	$49,452
Changes in accruals	3,365	2,196	6,490	6,070
Payments	(3,446)	(2,646)	(7,494)	(6,505)
Interest accretion	509	551	1,018	1,101
Valuation loss (gain) (1)	(795)	990	(795)	990
Ending balance	$47,194	$51,108	$47,194	$51,108
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation gain in 2024 is due to an increase in the discount rate from 4.66% on December 31, 2023 to 5.18% on June 30, 2024. The valuation loss in 2023 is due to adverse claims development.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables from our insurance policy.  Our receivables for traumatic injury claims under this policy as of June 30, 2024 are $4.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Service cost	$858	$675	$1,719	$1,344
Interest cost (1)	1,558	1,238	3,116	2,476
Net amortization (1)	839	346	1,678	691
Net periodic benefit cost	$3,255	$2,259	$6,513	$4,511
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

16.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

A summary of non-vested LTIP grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2024	2,710,344	$10.91	51,405
Granted (1)	455,574	19.69
Vested (2)	(1,582,422)	6.53
Forfeited	(38,204)	16.08
Non-vested grants at June 30, 2024	1,545,292	17.87	37,798
(1)	The restricted units granted during 2024 have certain minimum-value guarantees per unit, regardless of whether the awards vest.
(2)	During the six months ended June 30, 2024, we issued 936,544 unrestricted common units to the LTIP participants. The remaining vested units were settled in cash to satisfy tax withholding.

LTIP expense for grants of restricted units was $2.3 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, and $4.4 million and $4.9 million for the six months ended June 30, 2024 and 2023, respectively. The total obligation associated with LTIP grants of restricted units as of June 30, 2024 was $13.5 million and is included in the partners' capital Limited partners-common unitholders line item on our condensed consolidated balance sheets.  As of June 30, 2024, there was $14.2 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.4 years.

Supplemental Executive Retirement Plan and Directors' Deferred Compensation Plan

A summary of SERP and Directors' Deferred Compensation Plan activity is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2024	811,946	$20.44	$17,197
Granted	53,770	21.18
Phantom units outstanding as of June 30, 2024	865,716	20.48	21,175

Total SERP and Directors' Deferred Compensation Plan expense was $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the total obligation associated with the SERP and Directors' Deferred Compensation Plan was $17.7 million and is included in the partners' capital Limited partners-common unitholders line item on our condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Interest cost	$1,269	$1,296	$2,528	$2,591
Expected return on plan assets	(1,761)	(1,517)	(3,526)	(3,115)
Amortization of prior service cost	46	46	93	93
Amortization of net loss	72	171	109	344
Net periodic benefit credit (1)	$(374)	$(4)	$(796)	$(87)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

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

The Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC's mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View mining complex and (d) the Hamilton County Coal, LLC mining complex. The segment also includes our Mt. Vernon Transfer Terminal, LLC ("Mt. Vernon") coal loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC and other support services, and our non-operating mining complexes.

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

The Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations. Approximately 63% of the coal sold by our coal operations' mines is leased from our Coal Royalties entities.

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

Reportable segment results are presented below.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended June 30, 2024

Revenues - Outside (1)	$354,761	$188,213	$36,437	$4	$13,935	$593,350
Revenues - Intercompany	—	—	—	16,584	(16,584)	—
Total revenues (1)	354,761	188,213	36,437	16,588	(2,649)	593,350

Segment Adjusted EBITDA Expense (2)	216,168	136,762	4,635	6,632	(1,026)	363,171
Segment Adjusted EBITDA (3)	118,023	45,319	31,258	9,955	(2,551)	202,004
Capital expenditures (4)	65,973	32,793	—	—	2,676	101,442

Three Months Ended June 30, 2023

Revenues - Outside (1)	$355,392	$238,242	$33,412	$—	$14,790	$641,836
Revenues - Intercompany	—	—	—	16,567	(16,567)	—
Total revenues (1)	355,392	238,242	33,412	16,567	(1,777)	641,836

Segment Adjusted EBITDA Expense (2)	214,666	119,319	3,562	5,597	(4,710)	338,434
Segment Adjusted EBITDA (3)	119,551	109,573	29,050	10,970	222	269,366
Capital expenditures (4)	57,469	31,309	40	—	725	89,543

Six Months Ended June 30, 2024

Revenues - Outside (1)	$752,602	$386,226	$73,782	$10	$32,427	$1,245,047
Revenues - Intercompany	—	—	—	35,286	(35,286)	—
Total revenues (1)	752,602	386,226	73,782	35,296	(2,859)	1,245,047

Segment Adjusted EBITDA Expense (2)	449,255	254,264	9,575	12,896	(4,492)	721,498
Segment Adjusted EBITDA (3)	258,301	119,554	62,660	22,399	(356)	462,558
Total assets	1,011,972	552,796	793,416	316,505	378,257	3,052,946
Capital expenditures (4)	162,106	59,244	—	—	3,938	225,288

Six Months Ended June 30, 2023

Revenues - Outside (1)	$715,798	$489,501	$68,949	$—	$30,510	$1,304,758
Revenues - Intercompany	—	—	—	32,080	(32,080)	—
Total revenues (1)	715,798	489,501	68,949	32,080	(1,570)	1,304,758

Segment Adjusted EBITDA Expense (2)	421,735	245,118	7,986	10,985	(8,094)	677,730
Segment Adjusted EBITDA (3)	251,559	226,123	59,095	21,095	3,441	561,313
Total assets	830,821	470,929	758,816	322,926	404,451	2,787,943
Capital expenditures (4)	119,451	63,814	42	400	1,310	185,017
(1)	Revenues included in the Other, Corporate and Elimination column are attributable to intercompany eliminations, which are primarily intercompany coal royalty eliminations, outside revenues at the Matrix Group and awarded digital assets received for our crypto-mining activities.

(2)	Segment Adjusted EBITDA Expense (a non-GAAP financial measure) includes operating expenses, coal purchases, if applicable, and other income or expense as adjusted to remove certain items from operating expenses that we characterize as unrepresentative of our ongoing operations such as certain litigation accruals. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

The following is a reconciliation of Operating expenses (excluding depreciation, depletion and amortization), the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$351,605	$334,402	$715,464	$673,125
Litigation expense accrual	—	—	(15,250)	—
Outside coal purchases	10,608	4,209	19,720	4,209
Other expense	958	(177)	1,564	396
Segment Adjusted EBITDA Expense	$363,171	$338,434	$721,498	$677,730

(3)	Segment Adjusted EBITDA (a non-GAAP financial measure) is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses modified for certain items that we characterize as unrepresentative of our ongoing operations, such as the change in fair value of digital assets and certain litigation accruals. Segment Adjusted EBITDA is a key component of consolidated EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others. We believe that the presentation of EBITDA provides useful information to investors regarding our performance and results of operations because EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of Net income, the most comparable GAAP financial measure, to Consolidated Segment Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Net income	$101,509	$171,305	$261,076	$363,983
Noncontrolling interest	(1,322)	(1,515)	(2,832)	(3,008)
Net income attributable to ARLP	$100,187	$169,790	$258,244	$360,975
General and administrative	20,562	20,130	42,691	41,215
Depreciation, depletion and amortization	66,454	68,639	132,003	134,189
Interest expense, net	7,193	6,808	13,666	16,694
Change in fair value of digital assets	3,748	—	(8,105)	—
Litigation expense accrual	—	—	15,250	—
Income tax expense	3,860	3,999	8,809	8,240
Consolidated Segment Adjusted EBITDA	$202,004	$269,366	$462,558	$561,313

(4)	Capital expenditures exclude $72.3 million paid for the JC Resources Acquisition for the six months ended June 30, 2023, $2.9 million and $1.1 million paid towards oil & gas reserve acquisitions for the three months ended June 30, 2024 and 2023, respectively, and $4.7 million and $3.9 million paid towards oil & gas reserve acquisitions for the six months ended June 30, 2024 and 2023, respectively (See Note 3 – Acquisitions).

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

We have invested in energy and infrastructure opportunities including our investments in Francis Renewable Energy, LLC ("Francis"), Infinitum Electric, Inc. ("Infinitum"), NGP Energy Transition, L.P. ("NGP ET IV"), and Ascend Elements, Inc. ("Ascend") which are in the businesses of: electric vehicle charging stations; electric motor manufacturing; private equity investments in renewable energy, the electrification of our economy or the efficient use of energy; and the manufacturing and recycling of sustainable, engineered battery materials for electric vehicles.

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

In June 2024, we completed a private placement of $400 million in aggregate principal amount of 8.625% senior unsecured notes due 2029.  A portion of the net proceeds from the offering was used to fund the redemption of our outstanding 7.5% senior notes due 2025 and the remaining proceeds were used for general corporate purposes.  In connection with consummation of the notes offering, we entered into an amendment to our Credit Agreement.  For more information, please read "Item 1. Financial Statements (Unaudited)—Note 8 – Long-term Debt" of this Quarterly Report on Form 10-Q.

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC's mining complex, (b) the Warrior Coal, LLC ("Warrior") mining complex, (c) the River View Coal, LLC ("River View") mining complex and (d) the Hamilton County Coal, LLC ("Hamilton") mining complex. The segment also includes our Mt. Vernon coal-loading terminal on the Ohio River in Indiana, Mid-America Carbonates, LLC and other support services, and our non-operating mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge, LLC ("Tunnel Ridge") mining complex and (c) the MC Mining, LLC mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals as well as our equity method investment in AllDale III. Please read "Item 1. Financial Statements (Unaudited)—Note 11 – Equity Investments" of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties. Approximately 63% of the coal sold by our Coal Operations' mines is leased from our Coal Royalties entities.

●	Other, Corporate and Elimination includes marketing and administrative activities, Matrix Design Group, LLC, its subsidiaries and Alliance Design Group, LLC, our investments in Francis, Infinitum, NGP ET IV, and Ascend, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC ("AROP Funding") and Alliance Resource Finance Corporation ("Alliance Finance"), and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations' mines. Please read "Item 1. Financial Statements (Unaudited)—Note 11 – Equity Investments" and —Note 8 – Long-Term Debt" of this Quarterly Report on Form 10-Q for more information on our investments in Francis, Infinitum, Ascend, and NGP ET IV as well as AROP Funding and Alliance Finance.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Consolidated Information

Total Revenues

Total revenues for the three months ended June 30, 2024 ("2024 Quarter") decreased 7.6% to $593.4 million compared to $641.8 million for the three months ended June 30, 2023 ("2023 Quarter") primarily as a result of reduced coal sales volumes, partially offset by increased coal sales price realizations, which rose 3.8% to $65.30 per ton sold in the 2024 Quarter compared to $62.93 per ton sold in the 2023 Quarter.

Total operating expenses

Total operating expenses increased to $475.9 million in the 2024 Quarter, compared to $457.9 million in the 2023 Quarter, primarily due to the sale of higher cost purchased coal and higher per ton costs on certain expense items discussed in more detail below.

Net income attributable to ARLP

Net income attributable to ARLP for the 2024 Quarter was $100.2 million, or $0.77 per basic and diluted limited partner unit, compared to $169.8 million, or $1.30 per basic and diluted limited partner unit, for the 2023 Quarter due to lower revenues and higher total operating expenses.

Coal sales

Coal sales decreased to $512.7 million for the 2024 Quarter compared to $560.3 million for the 2023 Quarter. The decrease was attributable to lower tons sold, which reduced coal sales by $66.2 million, partially offset by the benefit of higher average coal sales prices, which contributed $18.6 million in additional coal sales. Coal sales volumes decreased by 11.8% primarily due to transportation delays impacting sales from our Tunnel Ridge mine during the quarter and reduced tons sold from our Hamilton mine due to reduced domestic demand, partially offset by increased export sales volumes from our Gibson South operation. Improved domestic price realizations contributed to an increase of 3.8% in average coal sales prices compared to the 2023 Quarter.

Coal - Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense for our coal operations increased 5.7% to $356.2 million, as a result of higher per ton costs, partially offset by lower coal sales volumes.  Segment Adjusted EBITDA Expense per ton sold for our coal operations increased 19.9% to $45.37 per ton sold in the 2024 Quarter compared to $37.85 per ton in the 2023 Quarter, primarily due to lower production and certain per ton cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 21.9% to $13.69 per ton in the 2024 Quarter from $11.23 per ton in the 2023 Quarter. The increase of $2.46 per ton was primarily due to higher direct labor costs at several mines.

●	Material and supplies expenses per ton produced increased 24.8% to $16.02 per ton in the 2024 Quarter from $12.84 per ton in the 2023 Quarter. The increase of $3.18 per ton produced primarily reflects increases of $0.69 per ton for roof support, $0.52 per ton in longwall subsidence expense, $0.42 per ton for ventilation related expenses, $0.40 per ton for power and fuel, $0.37 per ton for outside expenses, $0.28 per ton for environmental and reclamation expenses other than longwall subsidence, and $0.21 per ton for safety related materials and supplies.

●	Maintenance expenses per ton produced increased 30.1% to $5.27 per ton in the 2024 Quarter from $4.05 per ton in the 2023 Quarter. The increase of $1.22 per ton produced was primarily a result of higher maintenance costs at several mines.

●	We had outside coal purchases of $10.6 million in the 2024 Quarter compared to $4.2 million in the 2023 Quarter. Thus, costs per ton in the 2024 Quarter increased as our cost of outside coal purchases are generally higher on a per ton basis than our produced coal.

For a definition of Segment Adjusted EBITDA Expense and related reconciliation to its comparable GAAP financial measure, please see "Item 1. Financial Statements (Unaudited) – Note 18 – Segment Information."

Segment Adjusted EBITDA

Our 2024 Quarter Segment Adjusted EBITDA decreased $67.4 million to $202.0 million from the 2023 Quarter Segment Adjusted EBITDA of $269.4 million.

For a definition of Segment Adjusted EBITDA and related reconciliation to its comparable GAAP financial measure, please see "Item 1. Financial Statements (Unaudited) – Note 18 – Segment Information."

Segment Information

	Three Months Ended
	June 30,
	2024	2023	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$118,023	$119,551	$(1,528)	(1.3)%
Appalachia Coal Operations	45,319	109,573	(64,254)	(58.6)%
Oil & Gas Royalties	31,258	29,050	2,208	7.6%
Coal Royalties	9,955	10,970	(1,015)	(9.3)%
Other, Corporate and Elimination (1)	(2,551)	222	(2,773)	n/m
Total Segment Adjusted EBITDA (2)	$202,004	$269,366	$(67,362)	(25.0)%

Coal - Tons sold
Illinois Basin Coal Operations	5,787	6,066	(279)	(4.6)%
Appalachia Coal Operations	2,064	2,838	(774)	(27.3)%
Total tons sold	7,851	8,904	(1,053)	(11.8)%

Coal sales
Illinois Basin Coal Operations	$331,973	$331,813	$160	0.0%
Appalachia Coal Operations	180,686	228,518	(47,832)	(20.9)%
Total coal sales	$512,659	$560,331	$(47,672)	(8.5)%

Other revenues
Illinois Basin Coal Operations	$2,218	$2,401	$(183)	(7.6)%
Appalachia Coal Operations	1,396	375	1,021	272.3%
Oil & Gas Royalties	8	325	(317)	(97.5)%
Coal Royalties	4	—	4	n/m
Other, Corporate and Elimination	13,935	14,790	(855)	(5.8)%
Total other revenues	$17,561	$17,891	$(330)	(1.8)%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$216,168	$214,666	$1,502	0.7%
Appalachia Coal Operations	136,762	119,319	17,443	14.6%
Oil & Gas Royalties	4,635	3,562	1,073	30.1%
Coal Royalties	6,632	5,597	1,035	18.5%
Other, Corporate and Elimination (1)	(1,026)	(4,710)	3,684	78.2%
Total Segment Adjusted EBITDA Expense (2)	$363,171	$338,434	$24,737	7.3%

Oil & Gas Royalties
Volume - BOE (3)	817	765	52	6.8%
Oil & gas royalties	$36,429	$33,087	$3,342	10.1%

Coal Royalties
Volume - Tons sold (4)	4,973	5,118	(145)	(2.8)%
Intercompany coal royalties	$16,584	$16,567	$17	0.1%

n/m   Percentage change not meaningful.

(1)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments.

(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see "Item 1. Financial Statements (Unaudited) – Note 18 – Segment Information."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(4)	Represents tons sold by our Coal Operations Segments that were produced from coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 1.3% to $118.0 million in the 2024 Quarter from $119.6 million in the 2023 Quarter. The slight decrease was primarily attributable to lower coal sales volumes and higher operating expenses, partially offset by increased average coal sales price per ton realizations. Sales volumes decreased by 4.6% compared to the 2023 Quarter due primarily to decreased tons sold from our Hamilton mine due to reduced domestic demand, partially offset by increased export sales volumes from our Gibson South operation. Coal sales prices increased by 4.9% compared to the 2023 Quarter as a result of improved domestic price realizations. Segment Adjusted EBITDA Expense increased slightly to $216.2 million in the 2024 Quarter from $214.7 million in the 2023 Quarter, primarily as a result of higher operating expenses per ton, partially offset by reduced sales volumes.  Segment Adjusted EBITDA Expense per ton for the 2024 Quarter increased by 5.5% compared to the 2023 Quarter due primarily to reduced production at our Hamilton mine and lower recoveries at our River View operation. The lower recoveries at River View were attributable to the initial mining in the #11 seam that was necessary to slope into the # 9 seam at the new Henderson County mine, which was completed in early July.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 58.6% to $45.3 million for the 2024 Quarter from $109.6 million in the 2023 Quarter. The decrease of $64.3 million was primarily attributable to lower coal sales, which decreased 20.9% to $180.7 million in the 2024 Quarter from $228.5 million in the 2023 Quarter, and higher operating expenses. The decrease in coal sales reflects lower sales volumes partially offset by higher price realizations. Coal sales volumes decreased by 27.3% compared to the 2023 Quarter primarily due to logistical challenges caused by flooding on the Ohio River and rail and port logistics complications caused by the Baltimore bridge collapse during the 2024 Quarter. Average coal sales price per ton increased by 8.7% compared to the 2023 Quarter due primarily to increased domestic pricing from our Tunnel Ridge mine. Segment Adjusted EBITDA Expense increased 14.6% to $136.8 million in the 2024 Quarter from $119.3 million in the 2023 Quarter due to increased per ton operating expenses. Segment Adjusted EBITDA Expense per ton for the 2024 Quarter increased by 57.6% compared to the 2023 Quarter due to reduced production across the region as a result of longwall moves at our Tunnel Ridge and Mettiki mines and challenging mining conditions at all three operations, resulting in lowered recoveries, equipment availability and increased costs related to roof control and maintenance during the 2024 Quarter.

Oil & Gas Royalties – Segment Adjusted EBITDA increased 7.6% to $31.3 million in the 2024 Quarter compared to $29.1 million in the 2023 Quarter due to increased oil & gas volumes, which rose 6.8% to 817 MBOE sold in the 2024 Quarter compared to 765 MBOE in the 2023 Quarter as a result of increased drilling and completion activities on our interests, acquisitions of additional oil & gas mineral interests, and higher average sales price per BOE, which increased by 3.1%.

Coal Royalties – Segment Adjusted EBITDA decreased by 9.3% to $10.0 million in the 2024 Quarter compared to $11.0 million in the 2023 Quarter due to lower royalty tons sold resulting from lower sales volumes at our Hamilton and River View operations in the 2024 Quarter.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Consolidated Information

Total Revenues

Total revenues for the six months ended June 30, 2024 ("2024 Period") decreased 4.6% to $1.25 billion compared to $1.30 billion for the six months ended June 30, 2023 ("2023 Period") primarily due to lower coal sales, partially offset by higher oil & gas royalties and other revenues.

Total operating expenses

Total operating expenses increased to $967.3 million in the 2024 Period, compared to $913.5 million in the 2023 Period, primarily due to the sale of higher cost purchased coal, higher per ton costs on certain expense items discussed in more detail below and a $15.3 million litigation expense accrual in the 2024 Period relating to the settlement (which is subject to court approval) of certain litigation as described in "Part II - Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.

Net income attributable to ARLP

Net income attributable to ARLP for the 2024 Period was $258.2 million, or $1.98 per basic and diluted limited partner unit, compared to $361.0 million, or $2.75 per basic and diluted limited partner unit, for the 2023 Period as a result of lower revenues and increased total operating expenses.

Coal sales

Coal sales decreased to $1.07 billion for the 2024 Period compared to $1.14 billion for the 2023 Period.  The decrease was attributable to lower coal sales volumes, which reduced coal sales by $55.6 million, and lower average coal sales prices, which reduced coal sales by $9.0 million. Coal sales volumes decreased by 4.9% primarily due to reduced tons sold from our River View and Tunnel Ridge mines due to reduced domestic demand and logistical challenges caused by flooding on the Ohio River, partially offset by increased export sales volumes from our Gibson South operation. Coal sales prices decreased slightly in the 2024 Period primarily due to reduced domestic pricing at our Tunnel Ridge mine, which benefited from significantly elevated pricing during the 2023 Period.

Coal - Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense for our coal operations increased 5.6% to $710.5 million, as a result of higher per ton costs.  Segment Adjusted EBITDA Expense per ton sold for our coal operations increased 11.0% to $42.99 per ton sold in the 2024 Period compared to $38.73 per ton in the 2023 Period, primarily due to certain cost increases, which are discussed below by category:

●	Labor and benefit expenses per ton produced, excluding workers' compensation, increased 13.2% to $13.07 per ton in the 2024 Period from $11.55 per ton in the 2023 Period. The increase of $1.52 per ton was primarily due to higher direct labor costs at several mines.

●	Material and supplies expenses per ton produced increased 15.1% to $15.43 per ton in the 2024 Period from $13.41 per ton in the 2023 Period. The increase of $2.02 per ton produced primarily reflects increases of $0.45 per ton for roof support, $0.36 per ton for outside expenses, $0.23 per ton for ventilation related expenses, $0.23 per ton in longwall subsidence expense, and $0.22 per ton for power and fuel.

●	Maintenance expenses per ton produced increased 23.8% to $5.25 per ton in the 2024 Period from $4.24 per ton in the 2023 Period. The increase of $1.01 per ton produced was primarily a result of higher maintenance costs at our River View and Hamilton mines.

●	We had outside coal purchases of $19.7 million in the 2024 Period compared to $4.2 million in the 2023 Period. Thus, costs per ton in the 2024 Period increased as our cost of outside coal purchases are generally higher on a per ton basis than our produced coal.

For a definition of Segment Adjusted EBITDA Expense and related reconciliation to its comparable GAAP financial measure, please see "Item 1. Financial Statements (Unaudited) – Note 18 – Segment Information."

Change in fair value of digital assets

We recorded an $8.1 million increase in the fair value of our digital assets reflecting the increase in the price of bitcoin during the 2024 Period. Effective January 1, 2024, we adopted new accounting guidance which clarifies the accounting and disclosure requirements for certain crypto assets. The new guidance requires us to measure our digital assets at fair value and include the change in net income. Please see "Item 1. Financial Statements (Unaudited) – Note 6 – Digital Assets" for more information on our digital assets.

Segment Adjusted EBITDA

Our 2024 Period Segment Adjusted EBITDA decreased $98.7 million to $462.6 million from the 2023 Period Segment Adjusted EBITDA of $561.3 million.

For a definition of Segment Adjusted EBITDA and related reconciliation to its comparable GAAP financial measure, please see "Item 1. Financial Statements (Unaudited) – Note 18 – Segment Information."

Segment Information

	Six Months Ended
	June 30,
	2024	2023	Increase (Decrease)

	(in thousands)
Segment Adjusted EBITDA
Illinois Basin Coal Operations	$258,301	$251,559	$6,742	2.7%
Appalachia Coal Operations	119,554	226,123	(106,569)	(47.1)%
Oil & Gas Royalties	62,660	59,095	3,565	6.0%
Coal Royalties	22,399	21,095	1,304	6.2%
Other, Corporate and Elimination (1)	(356)	3,441	(3,797)	(110.3)%
Total Segment Adjusted EBITDA (2)	$462,558	$561,313	$(98,755)	(17.6)%

Coal - Tons sold
Illinois Basin Coal Operations	12,224	12,256	(32)	(0.3)%
Appalachia Coal Operations	4,301	5,117	(816)	(15.9)%
Total tons sold	16,525	17,373	(848)	(4.9)%

Coal sales
Illinois Basin Coal Operations	$702,603	$668,723	$33,880	5.1%
Appalachia Coal Operations	371,935	470,392	(98,457)	(20.9)%
Total coal sales	$1,074,538	$1,139,115	$(64,577)	(5.7)%

Other revenues
Illinois Basin Coal Operations	$4,953	$4,569	$384	8.4%
Appalachia Coal Operations	1,883	850	1,033	121.5%
Oil & Gas Royalties	323	1,365	(1,042)	(76.3)%
Coal Royalties	10	—	10	n/m
Other, Corporate and Elimination	32,427	30,510	1,917	6.3%
Total other revenues	$39,596	$37,294	$2,302	6.2%

Segment Adjusted EBITDA Expense
Illinois Basin Coal Operations	$449,255	$421,735	$27,520	6.5%
Appalachia Coal Operations	254,264	245,118	9,146	3.7%
Oil & Gas Royalties	9,575	7,986	1,589	19.9%
Coal Royalties	12,896	10,985	1,911	17.4%
Other, Corporate and Elimination (1)	(4,492)	(8,094)	3,602	44.5%
Total Segment Adjusted EBITDA Expense (2)	$721,498	$677,730	$43,768	6.5%

Oil & Gas Royalties
Volume - BOE (3)	1,715	1,524	191	12.5%
Oil & gas royalties	$73,459	$67,584	$5,875	8.7%

Coal Royalties
Volume - Tons sold (4)	10,485	10,175	310	3.0%
Intercompany coal royalties	$35,286	$32,080	$3,206	10.0%

n/m   Percentage change not meaningful.

(1)	Other, Corporate and Elimination includes the elimination of intercompany coal royalty revenues and expenses between our Coal Royalties Segment and our Coal Operations Segments.
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see "Item 1. Financial Statements (Unaudited) – Note 18 – Segment Information."
(3)	Barrels of oil equivalent ("BOE") is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

(4)	Represents tons sold by our Coal Operations Segments that were produced from coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 2.7% to $258.3 million in the 2024 Period from $251.6 million in the 2023 Period.  The increase of $6.7 million was primarily attributable to higher coal sales, which increased 5.1% to $702.6 million in the 2024 Period from $668.7 million in the 2023 Period, partially offset by increased operating expenses. The increase in coal sales reflects higher coal sales price realizations of $57.48 per ton sold in the 2024 Period compared to $54.56 per ton sold in the 2023 Period due to improved domestic pricing, partially offset by a slight reduction in sales volumes. Segment Adjusted EBITDA Expense increased 6.5% to $449.3 million in the 2024 Period from $421.7 million in the 2023 Period primarily as a result of higher operating expenses per ton.  Segment Adjusted EBITDA Expense per ton increased by 6.8% compared to the 2023 Period resulting from reduced production at our Hamilton mine and lower recoveries at our River View operation.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 47.1% to $119.6 million for the 2024 Period from $226.1 million in the 2023 Period.  The decrease of $106.5 million was primarily attributable to lower coal sales, which decreased 20.9% to $371.9 million in the 2024 Period from $470.4 million in the 2023 Period, and higher operating expenses.  The decrease in coal sales reflects lower sales volumes and prices. Coal sales volumes decreased by 15.9% compared to the 2023 Period primarily due to reduced production across the region as a result of lower demand and logistical challenges caused by flooding on the Ohio River. Average coal sales prices decreased by 5.9% compared to the 2023 Period as a result of reduced domestic pricing from our Tunnel Ridge mine, which benefited from significantly elevated pricing during the 2023 Period.  Segment Adjusted EBITDA Expense increased 3.7% to $254.3 million in the 2024 Period from $245.1 million in the 2023 Period due to increased operating expenses per ton. Segment Adjusted EBITDA Expense per ton for the 2024 Period increased by 23.4% compared to the 2023 Period due to reduced production across the region as a result of challenging geology that lowered recoveries and increased costs related to labor, roof control, outside expenses, and maintenance during the 2024 Period.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to $62.7 million in the 2024 Period compared to $59.1 million in the 2023 Period. Improved Segment Adjusted EBITDA in the 2024 Period was due to record oil & gas volumes, which rose to 1,715 MBOE sold in the 2024 Period, representing an increase of 12.5% compared to the 2023 Period as a result of increased drilling and completion activities on our interests and acquisitions of additional oil & gas mineral interests.

Coal Royalties – Segment Adjusted EBITDA increased to $22.4 million for the 2024 Period compared to $21.1 million for the 2023 Period. Higher average royalty rates per ton and increased royalty tons sold contributed to improved results for the 2024 Period.

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

February 2024 Equipment Financing

On February 28, 2024, Alliance Coal entered into an equipment financing arrangement accounted for as debt, wherein Alliance Coal received $54.6 million in exchange for conveying its interest in certain equipment owned indirectly by Alliance Coal and entering into a master lease agreement for that equipment (the "February 2024 Equipment Financing"). For additional information on the February 2024 Equipment Financing, please see "Item 1. Financial Statements (Unaudited) – Note 8 – Long-Term Debt."

8.625% Senior Notes due 2029

On June 12, 2024, the Intermediate Partnership and Alliance Finance (as co-issuer) issued an aggregate principal amount of $400 million of senior unsecured notes due 2029 in a private placement to qualified institutional buyers. For additional information on the 8.625% Senior Notes due 2029, please see "Item 1. Financial Statements (Unaudited) – Note 8 – Long-Term Debt."

7.5% Senior Notes due 2025

During the six months ended June 30, 2024, we redeemed the entire outstanding balance of $284.6 million of our 7.5% Senior Notes due 2025.

Unit Repurchase Program

In May 2018, the Board of Directors approved the establishment of a unit repurchase program authorizing us to repurchase up to $100 million of ARLP common units. In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program authorizing us to be able to repurchase up to a total of $100 million of ARLP common units from that date. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. No units were repurchased during the six months ended June 30, 2024. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities. Please read "Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Shelf Registration Statement

We currently have an effective universal shelf Registration Statement on Form S-3 that provides for the registration and sale of an unspecified amount of our equity or debt securities. We may over time, and subject to market conditions, in one or more offerings, offer and sell any of the securities described in the prospectus.

Cash Flows

Cash provided by operating activities was $425.4 million for the 2024 Period compared to $500.7 million for the 2023 Period. The decrease in cash provided by operating activities was primarily due to the decrease in net income adjusted for non-cash items and unfavorable working capital changes primarily related to inventories. These decreases were partially offset by favorable working capital changes primarily related to trade receivables and miscellaneous other changes compared to the 2023 Period.

Net cash used in investing activities was $223.0 million for the 2024 Period compared to $274.3 million for the 2023 Period. The decrease in cash used in investing activities was primarily due to acquisitions of oil & gas reserves including the JC Resources Acquisition in the 2023 Period and change in accounts payable and accrued liabilities. These decreases were partially offset by increased capital expenditures during the 2024 Period.

Net cash used in financing activities was $58.6 million for the 2024 Period compared to $237.5 million for the 2023 Period. The decrease in cash used in financing activities was primarily attributable to the issuance of our 8.625% Senior Notes due 2029, borrowings under our February 2024 Equipment Financing in the 2024 Period and the purchase of units under our repurchase program in the 2023 Period. These decreases were partially offset by the redemption of our remaining 7.5% Senior Notes due 2025.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2024 cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers' compensation and pneumoconiosis costs, with our June 30, 2024 cash and cash equivalents of $203.7 million, cash flows from operations, or borrowings under our revolving credit facility and securitization facility, if necessary. We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $7.76 per ton produced. Our anticipated total capital expenditures, including maintenance capital expenditures, for 2024 are estimated in a range of $420.0 million to $460.0 million. We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See "Item 1. Financial Statements (Unaudited)—Note 8 – Long-Term Debt" of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in the amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers' compensation benefits.  On June 30, 2024, we had $5.0 million in letters of credit outstanding under this agreement.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt. We did not have an outstanding balance under either the Revolving Credit Facility or the Securitization Facility at June 30, 2024.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2024.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2024.

During the quarterly period ended June 30, 2024, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute "forward-looking statements."  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "foresee," "may," "outlook," "plan," "project," "potential," "should," "will," "would," and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry's share of electricity generation, including as a result of environmental concerns related to coal mining and combustion, the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels and the planned retirement of coal-fired power plants in the U.S.;
●	our ability to provide fuel for growth in domestic energy demand, should it materialize;
●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	changes in global economic and geo-political conditions or changes in industries in which our customers operate;
●	changes in commodity prices, demand and availability which could affect our operating results and cash flows;
●	the outcome or escalation of current hostilities in Ukraine and the Israel-Gaza conflict;
●	the severity, magnitude, and duration of any future pandemics and impacts of such pandemics and of businesses' and governments' responses to such pandemics on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers and operators, available liquidity and capital sources and broader economic disruptions;
●	actions of the major oil-producing countries with respect to oil production volumes and prices could have direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by the operators of the properties in which we hold oil & gas mineral interests due to low commodity prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of and investments into the infrastructure of our operations and properties;
●	our ability to identify and complete acquisitions and to successfully integrate such acquisitions into our business and achieve the anticipated benefits therefrom;
●	our ability to identify and invest in new energy and infrastructure transition ventures;
●	the success of our development plans for Matrix Group, and our investments in emerging infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws, and the results of central bank policy actions, including interest rates, bank failures, and associated liquidity risks;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, such as the Environmental Protection Agency's recently promulgated emissions regulations for coal-fired power plants, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors' and other stakeholders' increasing attention to environmental, social, and governance matters;

●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs including costs of health insurance and taxes resulting from the Affordable Care Act, adverse changes in work rules, or cash payments or projections associated with workers' compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortage of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers' compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber- or phishing attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

During the three months ended June 30, 2024, we did not repurchase and retire any units. Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.3	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.4	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.5	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.6	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.7	First Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.

3.8	Second Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.

3.9	Third Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.

3.10	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.11	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.12	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.13	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

3.14	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.15	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

4.1	Indenture, dated as of June 12, 2024, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Computershare Trust Company, N.A., as trustee.	8-K	000-26823 241038800	4.1	06/12/2024

4.2	Form of 8.625% Senior Note due 2029 (included in Exhibit 4.1).	8-K	000-26823 241038800	4.1	06/12/2024

10.1

Amendment No. 1, dated June 12, 2024, to the Credit Agreement, dated as of January 13, 2023, among Alliance Coal, LLC, as borrower, Alliance Resource Operating Partners, L.P., Alliance Resource Partners, L.P., UC Coal, LLC, UC Mining, LLC, UC Processing, LLC and MGP II, LLC as additional Alliance entities and the initial lenders, initial issuing banks and swingline bank named therein, PNC Bank, National Association as administrative agent and collateral agent and PNC Capital Markets LLC, BOKF, NA DBA Bank of Oklahoma, Fifth Third Bank, National Association, Old National Bank and Truist Securities, Inc. as joint lead arrangers and joint bookrunners and the other institutions named therein as documentation agents, arrangers and joint bookrunners and the other institutions named therein as documentation agents.

		8-K	000-26823 241038800	10.1	06/12/2024

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 7, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 7, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated, August 7, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 7, 2024, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2024 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 7, 2024.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
Chairman, President and Chief Executive
Officer, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer