Form 10-Q
period 2025-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2025-05-09
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, 128,428,024 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,313	$136,962
Trade receivables (net of allowance of $2,212 and $2,087, respectively)	177,467	166,829
Other receivables	10,158	10,158
Inventories, net	138,786	120,661
Advance royalties	10,312	11,422
Digital assets	42,323	45,037
Prepaid expenses and other assets	16,187	22,161
Total current assets	476,546	513,230
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	4,515,202	4,435,535
Less accumulated depreciation, depletion and amortization	(2,334,891)	(2,269,265)
Total property, plant and equipment, net	2,180,311	2,166,270
OTHER ASSETS:
Advance royalties	77,773	70,264
Equity method investments	33,555	35,532
Equity securities	92,541	92,541
Operating lease right-of-use assets	16,626	15,871
Other long-term assets	25,383	22,022
Total other assets	245,878	236,230
TOTAL ASSETS	$2,902,735	$2,915,730

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$104,528	$98,188
Accrued taxes other than income taxes	21,569	21,051
Accrued payroll and related expenses	26,327	26,946
Accrued interest	10,350	1,821
Workers' compensation and pneumoconiosis benefits	14,838	14,838
Other current liabilities	46,510	48,023
Current maturities, long-term debt, net	22,807	22,275
Total current liabilities	246,929	233,142
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	444,858	450,885
Pneumoconiosis benefits	121,598	120,152
Workers' compensation	37,818	37,177
Asset retirement obligations	156,145	155,156
Long-term operating lease obligations	14,345	13,638
Deferred income tax liabilities	28,808	29,353
Other liabilities	20,774	22,694
Total long-term liabilities	824,346	829,055
Total liabilities	1,071,275	1,062,197

COMMITMENTS AND CONTINGENCIES - (NOTE 11)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,428,024 and 128,061,981 units outstanding, respectively	1,845,824	1,867,850
Accumulated other comprehensive loss	(34,833)	(35,103)
Total ARLP Partners' Capital	1,810,991	1,832,747
Noncontrolling interest	20,469	20,786
Total Partners' Capital	1,831,460	1,853,533
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,902,735	$2,915,730

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
SALES AND OPERATING REVENUES:
Coal sales	$468,511	$561,879
Oil & gas royalties	36,084	37,030
Transportation revenues	10,200	30,753
Other revenues	25,673	22,035
Total revenues	540,468	651,697

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	339,436	363,859
Transportation expenses	10,200	30,753
Outside coal purchases	7,345	9,112
General and administrative	20,580	22,129
Depreciation, depletion and amortization	68,629	65,549
Total operating expenses	446,190	491,402

INCOME FROM OPERATIONS	94,278	160,295

Interest expense (net of interest capitalized of $4,488 and $2,298, respectively)	(8,434)	(7,749)
Interest income	867	1,276
Net loss on equity method investments	(2,006)	(553)
Change in fair value of digital assets	(5,574)	11,853
Other income (expense)	611	(606)
INCOME BEFORE INCOME TAXES	79,742	164,516

INCOME TAX EXPENSE	4,182	4,949

NET INCOME	75,560	159,567

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,577)	(1,510)

NET INCOME ATTRIBUTABLE TO ARLP	$73,983	$158,057

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.57	$1.21

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,265,338	127,670,897

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

NET INCOME	$75,560	$159,567

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	3	47
Amortization of net actuarial loss (1)	—	37
Total defined benefit pension plan adjustments	3	84

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	232	839
Total pneumoconiosis benefits adjustments	232	839

Foreign currency translation adjustment	35	—

OTHER COMPREHENSIVE INCOME	270	923

COMPREHENSIVE INCOME	75,830	160,490

Less: Comprehensive income attributable to noncontrolling interest	(1,577)	(1,510)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$74,253	$158,980
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 9 and 10 for additional details).

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES	$145,686	$209,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(86,776)	(123,846)
Change in accounts payable and accrued liabilities	(6,196)	4,331
Proceeds from sale of property, plant and equipment	241	164
Contributions to equity method investments	(878)	(625)
Oil & gas reserve asset acquisitions	(33)	(1,822)
Other	580	1,286
Net cash used in investing activities	(93,062)	(120,512)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	4,000	75,000
Payments under securitization facility	(4,000)	(30,000)
Proceeds from equipment financings	—	54,626
Payments on equipment financings	(3,118)	(1,976)
Borrowings under revolving credit facilities	—	20,000
Payments under revolving credit facilities	—	(20,000)
Payments on long-term debt	(3,516)	(4,688)
Payments for tax withholdings related to settlements under deferred compensation plan	(7,082)	(13,292)
Distributions paid to Partners	(90,891)	(91,246)
Other	(3,701)	(3,441)
Net cash used in financing activities	(108,308)	(15,017)
Effect of exchange rate changes on cash and cash equivalents	35	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(55,649)	74,144
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,962	59,813
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,313	$133,957

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,247	$3,248

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$17,532	$18,917
Right-of-use assets acquired by operating lease	$1,571	$—
Market value of common units issued under deferred compensation plans before tax withholding requirements	$17,068	$32,566

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2025 and December 31, 2024 and the results of our operations, comprehensive income and cash flows for the three months ended March 31, 2025 and 2024.  All intercompany transactions and accounts have been eliminated.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all the information normally included with financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2025.

Use of Estimates

The preparation of the ARLP Partnership’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements.  Actual results could differ from those estimates.

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 primarily requires enhanced disclosures to (1) disclose specific categories in the rate reconciliation, (2) disclose the amount of income taxes paid and expensed disaggregated by federal, state, and foreign taxes, with further disaggregation by individual jurisdictions if certain criteria are met, and (3) disclose income (loss) from continuing operations before income tax (benefit) disaggregated between domestic and foreign. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09. We do not expect ASU 2023-09  to have a material effect on our consolidated financial statements but will result in the enhanced disclosures described above.

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

We have concluded that AllDale I, AllDale II and Cavalier Minerals are variable interest entities (“VIEs”) which we consolidate as the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of AllDale I, AllDale II and Cavalier Minerals in addition to having substantial equity ownership.

Our share of Cavalier Minerals’ investment in AllDale I & II is eliminated in consolidation and Bluegrass Minerals’ investment in Cavalier Minerals is accounted for as noncontrolling ownership interest on our condensed consolidated balance sheets. Additionally, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income.

The following table presents the carrying amounts and classification of AllDale I & II’s assets and liabilities included in our condensed consolidated balance sheets:

	March 31,	December 31,
	2025	2024

Assets (liabilities):	(in thousands)
Cash and cash equivalents	$6,212	$5,154
Trade receivables	11,954	11,209
Total property, plant and equipment, net	368,966	373,093
Accounts payable	(216)	(221)
Due to affiliates	(116)	—
Accrued taxes other than income taxes	(406)	(870)

AllDale III

AllDale Minerals III, LP (“AllDale III”) owns oil & gas mineral interests in areas around the oil & gas mineral interests we own. Alliance Minerals owns a 13.9% limited partner interest in AllDale III. Alliance Minerals’ investment in AllDale III is subject to a 25% profits interest for the general partner that is subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 “catch-up” provision for the general partner.

We have concluded that AllDale III is a VIE that we do not consolidate. AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of AllDale III because we do not have the power to direct the activities that most significantly impact AllDale III’s economic performance. At March 31, 2025, the carrying value of our investment in AllDale III was $21.9 million.

NGP ET IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP Energy Transition, L.P. (“NGP ET IV”), a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. This commitment represents a 3.6% interest in NGP ET IV. As of March 31, 2025, we have funded $10.4 million of this commitment.

We have concluded that NGP ET IV is a VIE that we do not consolidate. NGP ET IV is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in operational decisions. We are not the primary beneficiary of NGP ET IV because we do not have the power to direct the activities that most significantly impact NGP ET IV’s economic performance. At March 31, 2025, the carrying value of our investment in NGP ET IV was $9.3 million.

Gavin Generation

In February 2025, we committed to invest up to $25.0 million of limited partner interests in Gavin Generation Holdings A, LP (“Gavin Generation”), which is sponsored by a private equity firm. Gavin Generation intends to own, indirectly, an interest in a joint venture holding company formed with a third party that plans to indirectly acquire, own and operate a coal-fired power plant. This commitment represents an interest of approximately 5.0% in Gavin Generation (based on total commitments).  Our investment in Gavin Generation is subject to a customary profit interest in favor of the general partner after the return of capital to the limited partners and the investment generating a specified internal rate of return in favor of the limited partners. As of March 31, 2025, we have not funded any portion of our capital commitment.

We have concluded that Gavin Generation is a variable interest entity that we do not consolidate. Gavin Generation is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of Gavin Generation because we do not have the power to direct the activities that most significantly impact Gavin Generation's economic performance.

4.FAIR VALUE MEASUREMENTS

The following table summarizes certain fair value measurements within the hierarchy not included elsewhere in these notes:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
March 31, 2025
Recorded on a recurring basis:
Digital assets	$42,323	$42,323	$—	$—
Contingent consideration	$11,324	$—	$—	$11,324
Additional disclosures:
Long-term debt	$483,754	$—	$508,931	$—

December 31, 2024
Recorded on a recurring basis:
Digital assets	$45,037	$45,037	$—	$—
Contingent consideration	$13,100	$—	$—	$13,100
Additional disclosures:
Long-term debt	$490,387	$—	$523,461	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of those instruments.

The fair value of our digital assets is based on an exchange quoted price.  See Note 6 – Digital Assets for more information on our digital assets.

The fair value measurement of our contingent consideration liability is determined using an option approach methodology simulation based on significant inputs not observable in active markets representing a Level 3 fair value measurement under the fair value hierarchy. Our contingent consideration liability is associated with our acquisition of our Hamilton mine in 2015 wherein we agreed to pay the seller additional consideration for the acquisition if the average quarterly sales price exceeds a defined threshold price in any future quarters subject to a maximum of $110.0 million reduced for any payments made under an overriding royalty agreement with the sellers relating to mineral interests controlled by our Hamilton mine. We have paid $11.4 million under this contingent consideration agreement and nothing under the overriding royalty agreement as of March 31, 2025.

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

March 31, 2025

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

(a) Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount

The following table represents changes in our contingent consideration liability:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Beginning balance	$13,100	$9,900
Payments	(1,776)	(1,431)
Ending balance	$11,324	$8,469

5.INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Coal	$56,903	$37,290
Finished goods (net of reserve for obsolescence of $2,617 and $2,481, respectively)	12,881	14,197
Work in process	1,332	1,560
Raw materials	7,930	7,192
	79,046	60,239
Supplies (net of reserve for obsolescence of $6,562 and $6,409, respectively)	59,740	60,422
Total inventories, net	$138,786	$120,661

The above balances reflect lower of cost or net realizable value adjustments to our coal inventories of $5.7 million and $24.6 million as of March 31, 2025 and December 31, 2024, respectively. The adjustment as of March 31, 2025 is primarily a result of lower coal sale prices and higher cost per ton primarily due to a long wall move and operational difficulties at the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively “Mettiki”) mining complexes. The adjustment as of December 31, 2024 is the result of lower coal sale prices and higher cost per ton primarily due to a longwall move at the Hamilton County Coal, LLC (“Hamilton”) mining complex, lower production at Mettiki and MC Mining, LLC (“MC Mining”)  mining complexes, and ongoing development activities at the Henderson County mine at our River View Coal, LLC (“River View”)  mining complex.

6.DIGITAL ASSETS

The following table sets forth our digital assets as shown on the condensed consolidated balance sheet:

	March 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value

Digital assets:	(in thousands, except unit data)
Bitcoin	512.55	$21,645	$42,323	481.89	$18,748	$45,037
Total		$21,645	$42,323		$18,748	$45,037

7.           EQUITY INVESTMENTS

Equity Method Investments

The changes in our equity method investments were as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Beginning balance	$35,532	$46,503
Contributions	878	625
Net loss on equity method investments	(2,006)	(553)
Distributions received	(849)	(882)
Ending balance	$33,555	$45,693

Net loss on equity method investments represents our share of the income or loss of the equity method investments.

Infinitum

During 2022, we purchased $42.0 million of Series D Preferred Stock (“Series D Preferred Stock”) in Infinitum Electric, Inc. (“Infinitum”), a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators.  On September 8, 2023, we purchased $24.6 million of Series E Preferred Stock (“Series E Preferred Stock” and, together with the “Series D Preferred Stock,” the “Infinitum Preferred Stock”) in Infinitum.  The Infinitum Preferred Stock provides for non-cumulative dividends when and if declared by Infinitum’s board of directors. Each share of Infinitum Preferred Stock is convertible, at any time, at our option, into shares of common stock of Infinitum. We account for our ownership interest in Infinitum as an equity investment without a readily determinable fair value. Absent an observable price change, it is not practicable to estimate the fair value of our investment in Infinitum because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment.

Ascend

On August 22, 2023, we purchased $25.0 million of Series D Preferred Stock (the “Ascend Preferred Stock”) in Ascend Elements, Inc. (“Ascend”), a U.S.-based manufacturer and recycler of sustainable, engineered battery materials for electric vehicles. The Ascend Preferred Stock provides for non-cumulative dividends when and if declared by Ascend’s board of directors. Each share is convertible, at any time, at our option, into shares of common stock of Ascend. We account for our ownership interest in Ascend as an equity investment without a readily determinable fair value.  Absent an observable price change, it is not practicable to estimate the fair value of our investment in Ascend because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment. As a development stage company, Ascend depends primarily on capital contributions to meet its operating and debt obligations. Additional capital contributions or conversion of our investment into common stock of Ascend could impact the preference of our investment relative to other investments in Ascend or dilute our holdings. If Ascend is unable to raise sufficient funds or if our investment loses preference or becomes diluted due to new capital contributions, it could have an adverse effect on our investment.

8.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024

	(in thousands)
Revolving credit facility	$—	$—	$(6,676)	$(7,231)
Term loan	42,188	45,703	(1,178)	(1,276)
8.625% Senior notes due 2029	400,000	400,000	(8,235)	(8,720)
Securitization facility	—	—	—	—
February 2024 equipment financing	41,566	44,684	—	—
	483,754	490,387	(16,089)	(17,227)
Less current maturities	(27,201)	(26,669)	4,394	4,394
Total long-term debt	$456,553	$463,718	$(11,695)	$(12,833)

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

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the “Subsidiary Guarantors”). The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent’s prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Term Loan, we elected the one-month term rate, with applicable margin, which was 7.68% as of March 31, 2025.  At March 31, 2025, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in exceeding the debt of Alliance Coal to cash flow ratio (as determined in the Credit Agreement) being more than 1.0 to 1.0 or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.17 to 1.0, 0.98 to 1.0 and 34.52 to 1.0, respectively, for the trailing twelve months ended March 31, 2025. We were in compliance with the covenants of the Credit Agreement as of March 31, 2025 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $75.0 million accounts receivable securitization facility (“Securitization Facility”) which matures in January 2026. Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $75.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On March 31, 2025, we had $14.8 million of letters of credit outstanding with $49.0 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.

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

9.WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Beginning balance	$47,870	$47,975
Changes in accruals	3,376	3,125
Payments	(3,302)	(4,048)
Interest accretion	567	509
Ending balance	$48,511	$47,561

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers’ compensation liability above is presented on a gross basis and does not include our expected receivables from our insurance policy.  Our receivables for traumatic injury claims under this policy as of March 31, 2025 are $3.7 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Service cost	$859	$861
Interest cost (1)	1,672	1,558
Net amortization (1)	226	839
Net periodic benefit cost	$2,757	$3,258
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

10.COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

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

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Interest cost	$1,310	$1,259
Expected return on plan assets	(1,709)	(1,765)
Amortization of prior service cost	3	47
Amortization of net loss	—	37
Net periodic benefit credit (1)	$(396)	$(422)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

We do not expect to make material contributions to the Pension Plan during 2025.

11.CONTINGENCIES

Certain of our subsidiaries are party to litigation in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time “donning” and “doffing” equipment and to account for certain bonuses in the calculation of overtime rates and pay. The plaintiffs in these cases sought class and collective action certification, which we opposed. In April 2024, we entered into a settlement agreement with the plaintiffs pursuant to which we agreed to settle such litigation for $15.3 million. As a result of reaching this settlement, which is subject to and awaiting court approval, we have accrued $15.3 million as of March 31, 2025. Our $15.3 million accrual is included in the Other current liabilities line item on our condensed consolidated balance sheet. We believe our ultimate exposure, if any should litigation resume, will not be material to our results of operations or financial position; however, if our current belief as to the merit of the claims is not upheld if litigation were to resume, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

We also have various other lawsuits, claims and regulatory proceedings incidental to our business that are pending against the ARLP Partnership. We record an accrual for a potential loss related to these matters when, in management’s opinion, such loss is probable and reasonably estimable. Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity. However, if the results of these matters are different from management’s current expectations and in amounts greater than our accruals, such matters could have a material adverse effect on our business and operations.

12.PARTNERS’ CAPITAL

Distributions

Distributions paid or declared during 2024 and 2025 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2024	$0.70	$91,246
May 15, 2024	0.70	90,736
August 14, 2024	0.70	90,725
November 14, 2024	0.70	90,723
Total	$2.80	$363,430

February 14, 2025	$0.70	$90,891
May 15, 2025 (1)	0.70
Total	$1.40	$90,891

(1)	On April 28, 2025, we declared this quarterly distribution payable on May 15, 2025 to all unitholders of record as of May 8, 2025.

Unit Repurchase Program

In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity remaining of the original $100.0 million authorized as of December 31, 2022. As a result, we were authorized to repurchase up to a total of $100.0 million of ARLP common units from that date. No units were repurchased during the three months ended March 31, 2025 and 2024, respectively. Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

Change in Partners’ Capital

The following tables present the quarterly change in Partners' Capital for the three months ended March 31, 2025 and 2024:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2025	128,061,981	$1,867,850	$(35,103)	$20,786	$1,853,533
Comprehensive income:
Net income	—	73,983	—	1,577	75,560
Other comprehensive income	—	—	270	—	270
Total comprehensive income					75,830
Settlement of deferred compensation plans	366,043	(7,082)	—	—	(7,082)
Common unit-based compensation	—	1,964	—	—	1,964
Distributions on deferred common unit-based compensation	—	(1,247)	—	—	(1,247)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,894)	(1,894)
Distributions to Partners	—	(89,644)	—	—	(89,644)
Balance at March 31, 2025	128,428,024	$1,845,824	$(34,833)	$20,469	$1,831,460

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2024	127,125,437	$1,896,027	$(61,525)	$24,095	$1,858,597
Cumulative-effect adjustment	—	6,232	—	—	6,232
Comprehensive income:
Net income	—	158,057	—	1,510	159,567
Actuarially determined long-term liability adjustments	—	—	923	—	923
Total comprehensive income					160,490
Settlement of deferred compensation plans	936,544	(13,292)	—	—	(13,292)
Common unit-based compensation	—	2,604	—	—	2,604
Distributions on deferred common unit-based compensation	—	(2,261)	—	—	(2,261)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,981)	(1,981)
Distributions to Partners	—	(88,985)	—	—	(88,985)
Balance at March 31, 2024	128,061,981	$1,958,382	$(60,602)	$23,624	$1,921,404

13.COMMON UNIT-BASED COMPENSATION PLAN

Long-Term Incentive Plan

A summary of non-vested Long-Term Incentive Plan (“LTIP”) grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2025	1,458,564	$17.60	$38,346
Granted (1)	353,028	26.92
Vested (2)	(625,649)	13.62
Forfeited	(6,222)	20.66
Non-vested grants at March 31, 2025	1,179,721	22.49	32,183
(1)	The restricted units granted during 2025 have certain minimum-value guarantees per unit, regardless of whether the awards vest.
(2)	During the three months ended March 31, 2025, we issued 366,043 unrestricted common units to the LTIP participants. The remaining vested units were withheld to satisfy tax withholdings.

LTIP expense for grants of restricted units was $2.0 million for each of the three months ended March 31, 2025 and 2024. The total obligation associated with LTIP grants of restricted units as of March 31, 2025 was $10.3 million and is included in the partners’ capital Limited partners-common unitholders line item on our condensed consolidated balance sheets.  As of March 31, 2025, there was $16.2 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.7 years.

14.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 17 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended March 31, 2025

Coal sales	$333,234	$135,277	$—	$—	$—	$468,511
Oil & gas royalties	—	—	36,084	—	—	36,084
Coal royalties	—	—	—	15,795	(15,795)	—
Transportation revenues	6,863	3,337	—	—	—	10,200
Other revenues	2,898	882	829	—	21,064	25,673
Total revenues	$342,995	$139,496	$36,913	$15,795	$5,269	$540,468

Three Months Ended March 31, 2024

Coal sales	$370,630	$191,249	$—	$—	$—	$561,879
Oil & gas royalties	—	—	37,030	—	—	37,030
Coal royalties	—	—	—	18,702	(18,702)	—
Transportation revenues	24,476	6,277	—	—	—	30,753
Other revenues	2,735	488	315	6	18,491	22,035
Total revenues	$397,841	$198,014	$37,345	$18,708	$(211)	$651,697

The following table illustrates the beginning and ending balances of our trade receivables:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Beginning balance	$166,829	$282,622
Ending balance	$177,467	$272,191

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2025 and disaggregated by segment and contract duration.

				2028 and
	2025	2026	2027	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$811,427	$718,227	$468,043	$653,069	$2,650,766
Appalachia Coal Operations coal revenues	511,400	130,101	30,105	—	671,606
Total coal revenues (1)	$1,322,827	$848,328	$498,148	$653,069	$3,322,372

(1) Coal revenues generally consists of consolidated revenues excluding our Oil & Gas Royalties segment as well as intercompany revenues from our Coal Royalties segment.

15.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Current:
Federal	$4,723	$4,718
State	320	338
	5,043	5,056
Deferred:
Federal	(777)	(127)
State	(84)	20
	(861)	(107)
Income tax expense	$4,182	$4,949

The effective income tax rates for our income tax expense for the three months ended March 31, 2025 and 2024 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

Our 2020 through 2024 tax years remain open to examination by tax authorities, and lower-tier partnership income tax returns for the tax years ended December 31, 2020 and 2021 are being audited by the Internal Revenue Service.

16.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit (“EPU”).  Net income attributable to ARLP is allocated to limited partners and participating securities with nonforfeitable distributions or distribution equivalents, while net losses attributable to ARLP are allocated only to limited partners but not to participating securities.  During 2025, our participating securities represent outstanding restricted unit awards under our LTIP.  During 2024, our participating securities also included phantom units in notional accounts under our Supplemental

Executive Retirement Plan (“SERP”) and the MGP Amended and Restated Deferred Compensation Plan for Directors (“Directors’ Deferred Compensation Plan”). The SERP and Directors’ Deferred Compensation Plan were terminated in December 2024 and no longer receive an allocation of income.

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands, except per unit data)
Net income attributable to ARLP	$73,983	$158,057

Less:
Distributions to participating securities	(826)	(1,680)
Undistributed earnings attributable to participating securities	—	(1,448)

Net income attributable to ARLP available to limited partners	$73,157	$154,929

Weighted-average limited partner units outstanding – basic and diluted	128,265	127,671

Earnings per limited partner unit - basic and diluted (1)	$0.57	$1.21
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended March 31, 2025, LTIP units of 817 were considered anti-dilutive under the treasury stock method. For the three months ended March 31, 2024, the combined total of LTIP, SERP and Directors’ Deferred Compensation Plan units of 2,175 were considered anti-dilutive under the treasury stock method.

17.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic utilities, industrial users and international customers as well as royalty income from oil & gas mineral interests. We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties. We also have an “all other” category referred to as Other, Corporate and Elimination. Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal loading terminal in Indiana on the Ohio River. Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins. The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either (a) leased to our mining complexes or (b) near our coal mining operations but not yet leased.

The Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC’s mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View mining complex, which includes the River View and Henderson County mines and (d) the Hamilton mining complex. The segment also includes our Mt. Vernon Transfer Terminal, LLC (“Mt. Vernon”) coal loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC and other support services, and our non-operating mining complexes.

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

Other, Corporate and Elimination includes marketing and administrative activities, certain of our subsidiaries, primarily consisting of Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as "Matrix Group"), Bitiki KY, LLC, which holds our crypto-mining activities (see Note 6 – Digital Assets), our non oil & gas equity investments (see Note 3 – Variable Interest Entities and Note 7 – Equity Investments), Wildcat Insurance, LLC which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 8 – Long-Term Debt). The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines.

Reportable segment results are presented below.

	Coal Operations		Royalties
	Illinois
	Basin	Appalachia	Oil & Gas	Coal	Total

	(in thousands)
Three Months Ended March 31, 2025

Revenues - Outside	$342,995	$139,496	$36,913	$—	$519,404
Revenues - Intercompany	—	—	—	15,795	15,795
Total revenues (1)	342,995	139,496	36,913	15,795	535,199
Less:
Segment Adjusted EBITDA Expense (2)	209,959	120,568	5,721	6,400	342,648
Transportation expenses	6,863	3,337	—	—	10,200
Other segment items (3)	—	—	1,308	—	1,308
Segment Adjusted EBITDA (4)	126,173	15,591	29,884	9,395	181,043

Total assets (5)	1,072,545	472,957	834,854	312,950	2,693,306
Capital expenditures (6)	52,585	30,828	—	45	83,458

Three Months Ended March 31, 2024

Revenues - Outside	$397,841	$198,014	$37,345	$6	$633,206
Revenues - Intercompany	—	—	—	18,702	18,702
Total revenues (1)	397,841	198,014	37,345	18,708	651,908
Less:
Segment Adjusted EBITDA Expense (2)	233,087	117,502	4,940	6,264	361,793
Transportation expenses	24,476	6,277	—	—	30,753
Other segment items (3)	—	—	1,003	—	1,003
Segment Adjusted EBITDA (4)	140,278	74,235	31,402	12,444	258,359

Total assets (5)	1,019,209	520,093	783,309	320,217	2,642,828
Capital expenditures (6)	96,133	26,451	—	—	122,584
(1)	The following is a reconciliation of our total segment revenues to total consolidated revenues:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Total segment revenues	$535,199	$651,908
Other, Corporate and Elimination revenues - Outside	21,064	18,491
Other, Corporate and Elimination revenues - Intercompany	(15,795)	(18,702)
Total consolidated revenues	$540,468	$651,697

Revenues included in Other, Corporate and Elimination are attributable to intercompany eliminations, which are primarily intercompany coal royalties eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases, if applicable, and other income or expense as adjusted to remove certain items from operating expenses that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA Expense is used as a financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

(3)	Other segment items for each reportable segment includes:

Oil & Gas Royalties – equity method investment income from AllDale III and income allocated to noncontrolling interest

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses adjusted for certain items that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA is used as a financial measure by Mr. Craft, who is also our chief operating decision maker (“CODM”), other management and by external users of our financial statements such as investors, commercial banks, research analysts and others. Our CODM uses Segment Adjusted EBITDA in assessing segment performance and deciding how to allocate resources. Segment Adjusted EBITDA provides useful information to our CODM and investors regarding our performance and results of operations because Segment Adjusted EBITDA (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions, (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations and (iv) allows our CODM and management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of total Segment Adjusted EBITDA for our segments to consolidated income before income taxes:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Segment Adjusted EBITDA – total segments	$181,043	$258,359
Other, Corporate and Elimination profit (loss)	(528)	2,195
General and administrative	(20,580)	(22,129)
Depreciation, depletion and amortization	(68,629)	(65,549)
Interest expense, net	(7,567)	(6,473)
Change in fair value of digital assets	(5,574)	11,853
Litigation expense accrual	—	(15,250)
Noncontrolling interest	1,577	1,510
Income before income taxes	$79,742	$164,516

Other, Corporate and Elimination profit (loss) represents profit (loss) from operating segments below the quantitative thresholds when determining our reportable segments as well as the elimination of intersegment profit (loss) between our reportable segments. The operating segments included are those described as part of our Other, Corporate and Eliminations category.

(5)	The following is a reconciliation of our total segment assets to total consolidated assets:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Total segment assets	$2,693,306	$2,642,828
Other, Corporate and Elimination total assets	209,429	322,959
Total consolidated assets	$2,902,735	$2,965,787

(6)	Capital expenditures exclude $1.8 million paid towards oil & gas reserve acquisitions for the three months ended March 31, 2024.

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Total segment capital expenditures	$83,458	$122,584
Other, Corporate and Elimination capital expenditures	3,318	1,262
Total consolidated capital expenditures	$86,776	$123,846

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently own mineral interests in approximately 70,000 net royalty acres in premier oil & gas producing regions of the United States, primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) basins, providing us with diversified exposure to industry-leading operators consistent with our general strategy to grow our oil & gas mineral interest business.

We have invested in energy and infrastructure opportunities including our investments in Infinitum Electric, Inc. (“Infinitum”), NGP Energy Transition, L.P. (“NGP ET IV”), and Ascend Elements, Inc. (“Ascend”) which are in the businesses of, respectively, electric motor manufacturing, private equity investments in renewable energy, the electrification of our economy or the efficient use of energy, and the manufacturing and recycling of sustainable, engineered battery materials for electric vehicles.

In February 2025, we committed to invest up to $25.0 million of limited partner interests in Gavin Generation Holdings A, LP (“Gavin Generation”), which is sponsored by a private equity firm. This commitment represents an interest of approximately 5.0% in Gavin Generation (based on total commitments). As of March 31, 2025, we have not funded any portion of our capital commitment. For more information about the Gavin Generation investment, please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities” of this Quarterly Report on Form 10-Q.

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC (“Gibson”) mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View Coal, LLC (“River View”) mining complex, which includes the River View and Henderson County mines and (d) the Hamilton County Coal, LLC (“Hamilton”) mining complex. The segment also includes our Mt. Vernon coal-loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC and other support services, and certain of our idled or closed mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively, “Mettiki”) mining complex, (b) the Tunnel Ridge, LLC (“Tunnel Ridge”) mining complex and (c) the MC Mining, LLC (“MC Mining”) mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals as well as our equity method investment in AllDale III. Please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities” of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes substantially all of our coal mineral resources and the majority of our coal mineral reserves owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations.

●	Other, Corporate and Elimination includes marketing and administrative activities, certain of our subsidiaries, primarily consisting of Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC, Bitiki KY, LLC, which holds our crypto-mining activities, our non oil & gas equity investments, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC (“AROP Funding”) and Alliance Resource Finance Corporation (“Alliance Finance”), and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines. Please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities, Note 7 – Equity Investments, and Note 8 – Long-Term Debt” of this Quarterly Report on Form 10-Q for more information on our investments in Infinitum, Ascend, and NGP ET IV as well as AROP Funding and Alliance Finance.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Consolidated Information

	Three Months Ended
	March 31,
	2025	2024	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	7,771	8,674	(903)	(10.4)%
Tons produced	8,457	9,114	(657)	(7.2)%
Volume - BOE (1)	880	898	(18)	(2.0)%
Coal sales	$468,511	$561,879	$(93,368)	(16.6)%
Oil & gas royalties	$36,084	$37,030	$(946)	(2.6)%
Total revenues	$540,468	$651,697	$(111,229)	(17.1)%
Segment Adjusted EBITDA Expense (2)	$346,170	$358,327	$(12,157)	(3.4)%
Net income of ARLP	$73,983	$158,057	$(84,074)	(53.2)%
Segment Adjusted EBITDA (2)	$180,515	$260,554	$(80,039)	(30.7)%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues for the three months ended March 31, 2025 (“2025 Quarter”) decreased 17.1% to $540.5 million compared to $651.7 million for the three months ended March 31, 2024 (“2024 Quarter”) primarily as a result of reduced coal sales volumes and prices as well as lower transportation revenues.

●	Coal sales decreased to $468.5 million for the 2025 Quarter compared to $561.9 million for the 2024 Quarter. The decrease was attributable to lower tons sold, which reduced coal sales by $58.5 million and lower average coal sales prices, which reduced coal sales by $34.9 million. Coal sales volumes decreased due primarily to decreased tons sold from our Hamilton mine as a result of lower domestic demand and lower production levels at Tunnel Ridge due to challenging mining conditions and a longwall move during the 2025 Quarter. Coal sales prices decreased by 6.9% as a result of lower domestic price realizations at several mines in the Illinois Basin and reduced export price realizations from our MC Mining and Mettiki mines.

●	Transportation revenues and expenses were $10.2 million and $30.8 million for 2025 and 2024 Quarters, respectively. The decrease of $20.6 million was primarily attributable to lower third-party transportation rates in the 2025 Quarter and decreased coal shipments for which we arrange third-party transportation. Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 3.4% to $346.2 million primarily related to our coal operations which decreased 6.2% to $332.2 million, as a result of lower coal sales volumes, partially offset by higher per ton costs.  Segment Adjusted EBITDA Expense per ton sold for our coal operations increased 4.7% to $42.75 per ton sold in the 2025 Quarter compared to $40.85 per ton in the 2024 Quarter, primarily due to lower production volumes, an increased sales mix of tons from higher cost operations, lower recoveries at our Appalachian mines, increased longwall move days at our Mettiki and Tunnel Ridge operations, and challenging mining conditions at the Tunnel Ridge mine as well as the following per ton cost increase:

●	Labor and benefit expenses per ton produced, excluding workers’ compensation, increased 5.9% to $13.23 per ton in the 2025 Quarter from $12.49 per ton in the 2024 Quarter. The increase of $0.74 per ton was primarily due to higher direct labor costs at several mines.

Segment Adjusted EBITDA Expense increases per ton for our coal operations were partially offset by the following decreases:

●	Material and supplies expenses per ton produced decreased 9.2% to $13.51 per ton in the 2025 Quarter from $14.88 per ton in the 2024 Quarter. The decrease of $1.37 per ton produced primarily reflects decreases of $0.72 per ton for roof support, $0.54 per ton for contract labor used in the mining process, $0.27 per ton for ventilation related expenses, and $0.20 per ton for outside expenses, partially offset by an increase of $0.20 per ton for various preparation plant expenses.

●	Maintenance expenses per ton produced decreased 6.9% to $4.86 per ton in the 2025 Quarter from $5.22 per ton in the 2024 Quarter. The decrease of $0.36 per ton produced was primarily a result of lower maintenance costs at several mines.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes decreased $0.35 per produced ton sold in the 2025 Quarter compared to 2024 Quarter primarily as a result of lower price realizations, partially offset by an unfavorable mix of tons sold mined in states with severance taxes.

Change in fair value of digital assets

We recorded a decrease of $5.6 million in the fair value of our digital assets during the 2025 Quarter compared to an increase of $11.9 million during the 2024 Quarter reflecting the movement in the price of bitcoin during each period.

Net income attributable to ARLP

Net income attributable to ARLP for the 2025 Quarter was $74.0 million, or $0.57 per basic and diluted limited partner unit, compared to $158.1 million, or $1.21 per basic and diluted limited partner unit, for the 2024 Quarter as a result of lower revenues and a decrease in the fair value of our digital assets, partially offset by lower operating expenses.

Segment Adjusted EBITDA

Our 2025 Quarter Segment Adjusted EBITDA decreased $80.1 million to $180.5 million from the 2024 Quarter Segment Adjusted EBITDA of $260.6 million.

Segment Information

	Three Months Ended
	March 31,
	2025	2024	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	6,042	6,437	(395)	(6.1)%
Coal sales	$333,234	$370,630	$(37,396)	(10.1)%
Other revenues	$2,898	$2,735	$163	6.0%
Segment Adjusted EBITDA Expense	$209,959	$233,087	$(23,128)	(9.9)%
Segment Adjusted EBITDA	$126,173	$140,278	$(14,105)	(10.1)%

Appalachia Coal Operations
Tons sold	1,729	2,237	(508)	(22.7)%
Coal sales	$135,277	$191,249	$(55,972)	(29.3)%
Other revenues	$882	$488	$394	80.7%
Segment Adjusted EBITDA Expense	$120,568	$117,502	$3,066	2.6%
Segment Adjusted EBITDA	$15,591	$74,235	$(58,644)	(79.0)%

Oil & Gas Royalties
Volume - BOE (1)	880	898	(18)	(2.0)%
Oil & gas royalties	$36,084	$37,030	$(946)	(2.6)%
Other revenues	$829	$315	$514	163.2%
Segment Adjusted EBITDA Expense	$5,721	$4,940	$781	15.8%
Segment Adjusted EBITDA	$29,884	$31,402	$(1,518)	(4.8)%

Coal Royalties
Volume - Tons sold (2)	5,072	5,512	(440)	(8.0)%
Intercompany coal royalties	$15,795	$18,702	$(2,907)	(15.5)%
Other revenues	$—	$6	$(6)	(100.0)%
Segment Adjusted EBITDA Expense	$6,400	$6,264	$136	2.2%
Segment Adjusted EBITDA	$9,395	$12,444	$(3,049)	(24.5)%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	Represents tons sold by our coal operations segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 10.1% to $126.2 million in the 2025 Quarter from $140.3 million in the 2024 Quarter. The decrease of $14.1 million was primarily attributable to lower coal sales volumes and prices, partially offset by lower operating expenses. Sales volumes decreased by 6.1% compared to the 2024 Quarter due primarily to decreased tons sold from our Hamilton mine as a result of the timing of committed sales. Coal sales price per ton decreased by 4.2% compared to the 2024 Quarter as a result of lower domestic price realizations at several mines in the region. Segment Adjusted EBITDA Expense decreased 9.9% to $210.0 million in the 2025 Quarter from $233.1 million in the 2024 Quarter, primarily as a result of reduced sales volumes and lower operating expenses per ton.  Segment Adjusted EBITDA Expense per ton for the 2025 Quarter decreased by 4.0% compared to the 2024 Quarter due primarily to increased production and lower maintenance and materials and supplies costs at several mines in the region as well as reduced longwall move days at our Hamilton mine.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 79.0% to $15.6 million for the 2025 Quarter from $74.2 million in the 2024 Quarter. The decrease of $58.6 million was primarily attributable to lower coal sales, which decreased 29.3% to $135.3 million in the 2025 Quarter from $191.2 million in the 2024 Quarter. The decrease in coal sales reflects lower coal sales volumes and price realizations. Tons sold decreased by 22.7% in the 2025 Quarter compared to the 2024 Quarter primarily as a result of lower production levels at Tunnel Ridge due to challenging mining conditions and a longwall move during the 2025 Quarter. Average coal sales price per ton decreased by 8.5% compared to the 2024 Quarter primarily due to reduced export price realizations from our MC Mining and Mettiki mines, partially offset by a greater mix of higher priced sales tons from these two operations during the 2025 Quarter. Segment Adjusted EBITDA

Expense increased 2.6% to $120.6 million in the 2025 Quarter from $117.5 million in the 2024 Quarter due to increased per ton operating expenses and reduced volumes. Segment Adjusted EBITDA Expense per ton for the 2025 Quarter increased by 32.7% compared to the 2024 Quarter due to lower recoveries across the region, increased longwall move days at our Mettiki and Tunnel Ridge operations, and challenging mining conditions at the Tunnel Ridge mine.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $29.9 million in the 2025 Quarter compared to $31.4 million in the 2024 Quarter due to a reduction in oil & gas royalty volumes, which decreased by 2.0%, and higher expenses.

Coal Royalties – Segment Adjusted EBITDA decreased to $9.4 million in the 2025 Quarter compared to $12.4 million in the 2024 Quarter due to lower royalty tons sold and reduced average royalty rates per ton received from the Partnership’s mining subsidiaries.

Reconciliation of Non-GAAP Financial Measures

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

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Net income	$75,560	$159,567
Noncontrolling interest	(1,577)	(1,510)
Net income attributable to ARLP	$73,983	$158,057
General and administrative	20,580	22,129
Depreciation, depletion and amortization	68,629	65,549
Interest expense, net	7,567	6,473
Change in fair value of digital assets	5,574	(11,853)
Litigation expense accrual	—	15,250
Income tax expense	4,182	4,949
Consolidated Segment Adjusted EBITDA	$180,515	$260,554

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

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$339,436	$363,859
Litigation expense accrual	—	(15,250)
Outside coal purchases	7,345	9,112
Other expense (income)	(611)	606
Consolidated Segment Adjusted EBITDA Expense	$346,170	$358,327

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments, contractual obligations and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions. We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, contractual obligations, commitments and distribution payments. Nevertheless, our ability to satisfy our working capital requirements and additional investments, to satisfy our contractual obligations, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control. Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate being in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected. Please read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Unit Repurchase Program

In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity remaining of the original $100.0 million authorized as of December 31, 2022. As a result, we were authorized to repurchase up to a total of $100.0 million of ARLP common units from that date. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units.

No units were repurchased during the three months ended March 31, 2025. Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million. The remaining authorized amount for unit repurchases under this program was $80.6 million as of March 31, 2025. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities. Please read “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Accounts Receivable Securitization

In January 2025, we extended the term of the accounts receivable securitization facility (the “Securitization Facility”) to January 2026. The borrowing availability under the facility is a maximum of $75.0 million. For additional information on the Securitization Facility, please see “Item 1. Financial Statements (Unaudited) – Note 8 – Long-Term Debt.”

Cash Flows

Cash provided by operating activities was $145.7 million for the 2025 Quarter compared to $209.7 million for the 2024 Quarter. The decrease in cash provided by operating activities was primarily due to the decrease in net income adjusted for non-cash items and unfavorable working capital changes primarily related to trade receivables and other miscellaneous changes. These decreases were partially offset by favorable working capital changes primarily related to accounts payable and inventories compared to the 2024 Quarter.

Net cash used in investing activities was $93.1 million for the 2025 Quarter compared to $120.5 million for the 2024 Quarter. The decrease in cash used in investing activities was primarily due to the decrease in capital expenditures in the 2025 Quarter as compared to the 2024 Quarter. This decrease was partially offset by a change in accounts payable and accrued liabilities during the 2025 Quarter.

Net cash used in financing activities was $108.3 million for the 2025 Quarter compared to $15.0 million for the 2024 Quarter. The increase in cash used in financing activities was primarily attributable to decreased borrowings under our securitization facility and reduced proceeds from equipment financings in the 2025 Quarter as compared to the 2024 Quarter. These increases were partially offset by reduced payments under the securitization facility in the 2025 Quarter.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2025 cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers’ compensation and pneumoconiosis costs, with our March 31, 2025 cash and cash equivalents of $81.3 million, cash flows from operations, or borrowings under our revolving credit facility and securitization facility, if necessary. We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $7.28 per ton produced. Our anticipated total capital expenditures, including maintenance capital expenditures, for 2025 are estimated in a range of $285.0 million to $320.0 million. We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See “Item 1. Financial Statements (Unaudited)—Note 8 – Long-Term Debt” of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in the amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  On March 31, 2025, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to (1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, and (2) the use of aircraft. We also have related-party transactions with (a) WKY CoalPlay, LLC, a company owned by entities related to Mr. Craft, regarding three mineral leases, and (b) entities in which we hold equity investments. For more information regarding our investments, please read “Item 1. Financial Statements (Unaudited)—Note 7 – Equity Investments” of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2024, “Item 8. Financial Statements and Supplementary Data— Note 4 – Acquisitions and Note 21 – Related-Party Transactions” for additional information concerning related-party transactions.

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

In the past several years, global fossil fuel commodity prices have experienced periodic downturns and sustained volatility. In particular, since being sworn into office, President Trump has issued numerous Executive Orders aimed to increase oil production and decrease commodity prices for consumers. For example, President Trump declared a “national energy emergency” in early January 2025, and gave the executive branch more power to expedite approvals for energy resource infrastructure (including coal, oil and gas). Additionally, President Trump’s “Unleashing American Energy” and “Reinvigorating America’s Beautiful Clean Coal Industry” Executive Orders incorporated numerous provisions aimed at unburdening and removing impediments to the development of various domestic energy resources, such as coal, oil and gas. In April 2025, President Trump signed an Executive Order that, among other matters, directed the U.S. Attorney General to investigate certain state laws that may adversely impact the development of energy resources, including state laws relating to climate change, environmental, social and governance initiatives, and funds collecting carbon penalties and/or taxes. We cannot predict what impact these Executive Orders or other executive actions may ultimately have on production or the prices we receive for our coal, oil and natural gas.

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

Credit Risk

Most of our coal is sold to U.S. electric utilities or into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay. Such credit risks from customers may impact the borrowing capacity of our Securitization Facility. See “Item 1. Financial Statements (Unaudited)—Note 8 – Long-Term Debt” of this Quarterly Report on Form 10-Q for more information on our Securitization Facility.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt. We did not have an outstanding balance under either the Revolving Credit Facility or the Securitization Facility at March 31, 2025.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2025.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2025.

During the quarterly period ended March 31, 2025, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute “forward-looking statements.”  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “may,” “outlook,” “plan,” “project,” “potential,” “should,” “will,” “would,” and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion, the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels and the planned retirement of coal-fired power plants in the U.S.;
●	our ability to provide fuel for growth in domestic energy demand, should it materialize;
●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	changes in global economic and geo-political conditions or changes in industries in which our customers operate;
●	changes in commodity prices, demand and availability which could affect our operating results and cash flows;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East;
●	the severity, magnitude, and duration of any future pandemics and impacts of such pandemics and of businesses’ and governments’ responses to such pandemics on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers and operators, available liquidity and capital sources and broader economic disruptions;
●	actions of the major oil-producing countries with respect to oil production volumes and prices and the direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by the operators of the properties in which we hold oil & gas mineral interests due to low commodity prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of and investments into the infrastructure of our operations and properties, including the timing of such investments coming online;
●	our ability to identify and complete acquisitions and to successfully integrate such acquisitions into our business and achieve the anticipated benefits therefrom;
●	our ability to identify and invest in new energy and infrastructure transition ventures;
●	the success of our development plans for Matrix Design, and our investments in emerging and other infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws, and the results of central bank policy actions, including interest rates, bank failures, and associated liquidity risks;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments, including the imposition of or increase in tariffs on steel and/or other raw materials;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, such as the Environmental Protection Agency’s emissions regulations for coal-fired power plants, and state legislation seeking to impose liability on a wide range of energy companies under greenhouse gas “superfund” laws, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;

●	investors’ and other stakeholders’ increasing attention to environmental, social, and governance matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs, adverse changes in work rules, or cash payments or projections associated with workers’ compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortage of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber- or phishing attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024.

If one or more of these or other risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results could differ materially from those described in any forward-looking statement.  When considering forward-looking statements, you should also keep in mind our risk factors and legal proceedings.  Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in “Item 1. Legal Proceedings” and “Item 1A. Risk Factors” below.  We disclaim any obligation to update or revise any forward-looking statements or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments unless required by law.

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

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in these reports are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2023, the board of directors authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity remaining of the original $100.0 million authorized at the time, authorizing us to be able to repurchase up to a total of $100.0 million of ARLP common units from that date. The unit repurchase program is intended to enhance ARLP’s ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units and repurchases may be commenced or suspended from time to time without prior notice.

During the three months ended March 31, 2025, we did not repurchase and retire any units. Since the inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated, May 9, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 9, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2025 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 9, 2025.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
Chairman, President and Chief Executive
Officer, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer